Form 10-Q
period 1999-06-30
FAUQUIER BANKSHARES INC
filed 1999-08-16
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

[  ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                            FAUQUIER BANKSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Virginia                               54-1288193
--------------------------------------------------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


10 Courthouse Square Warrenton, Virginia                       20186
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (540) 347-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No ___X___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,793,797 shares of common stock, par value $3.13 per share, were outstanding as of August 4, 1999.

                            Fauquier Bankshares, Inc.

                                      INDEX

Part I.  FINANCIAL INFORMATION
                                                                                                             Page
                                                                                                             ----

   Item 1. Financial Statements                                                                               1

         Consolidated Balance Sheets (unaudited) as of June 30, 1999 and December 31, 1998                    1

         Consolidated Statements of Income (unaudited) for the Three Months Ended June 30, 1999 and 1998      2

         Consolidated Statements of Income (unaudited) for the Six Months Ended June 30, 1999 and 1998        3

         Consolidated Statements of Changes in Stockholders'  Equity  (unaudited)for the Six Months Ended
         June 30, 1999 and 1998                                                                               4

         Consolidated  Statements of Cash Flows  (unaudited)  for the Six Months Ended June 30, 1999 and 1998 5

         Notes to Condensed Consolidated Financial Statements                                                 6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations              8

   Item 3. Quantitative and Qualitative Disclosure of Market Risk                                            15

Part II. OTHER INFORMATION                                                                                   16

   Item 1. Legal Proceedings                                                                                 16

   Item 2. Changes in Securities and Use of Proceeds                                                         16

   Item 3. Defaults Upon Senior Securities                                                                   16

   Item 4. Submission of Matters to a Vote of Security Holders                                               16

   Item 5. Other Information                                                                                 17

   Item 6. Exhibits and Reports on Form 8-K                                                                  17



SIGNATURES

ITEM 1.           FINANCIAL STATEMENTS.


                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                       JUNE 30, 1999              DECEMBER 31, 1998
                                                                  ----------------------      ------------------------
ASSETS
Cash and due from banks                                                   $   6,472,988                 $   9,868,240
Interest-bearing deposits in other banks                                        138,882                     3,680,430
Federal funds sold                                                            9,711,000                    13,182,000
Securities (fair value: 1999, $32,951,052; 1998, $22,865,960)                32,941,526                    22,790,801
Loans, net                                                                  172,817,368                   162,272,291
Bank premises and equipment, net                                              5,618,946                     5,879,737
Accrued interest receivable                                                   1,579,183                     1,084,500
Other real estate                                                               122,335                        56,944
Other assets                                                                  1,741,748                     1,211,432
                                                                  ----------------------      ------------------------
                                                                          $ 231,143,976                 $ 220,026,375
                                                                  ======================      ========================
              Total assets

LIABILITIES
Deposits:
  Non-interest bearing demand deposits                                    $  34,957,674                 $  34,438,128
  Savings and interest-bearing demand deposits                              109,249,694                   102,176,226
  Time deposits                                                              45,837,222                    42,602,788
                                                                  ----------------------      ------------------------
     Total deposits                                                       $ 190,044,590                 $ 179,217,142
Federal Home Loan advances                                                   18,000,000                    18,000,000
Dividends payable                                                               251,825                       238,910
Other liabilities                                                             1,877,996                     1,393,487
                                                                  ----------------------      ------------------------

              Total liabilities                                           $ 210,174,411                 $ 198,849,539
                                                                  ----------------------      ------------------------



SHAREHOLDERS' EQUITY
Common  stock,  par  value,  $3.13;  authorized  8,000,000
  shares;  issued  and outstanding 1999, 1,798,747 shares;
  1998, 1,837,770 shares                                                  $   5,630,078                 $   5,752,220
Capital surplus                                                                       -                             -
Retained earnings                                                            15,543,338                    15,432,062
Accumulated other comprehensive income                                         (203,851)                       (7,446)
                                                                  ----------------------      ------------------------
              Total shareholders' equity                                     20,969,565                    21,176,836
                                                                  ----------------------      ------------------------

              Total liabilities and shareholders' equity                  $ 231,143,976                 $ 220,026,375
                                                                  ======================      ========================



See accompanying notes to financial statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998




                                                                         THREE MONTHS ENDED JUNE 30,
                                                                 ---------------------------------------------
                                                                      1999                         1998
                                                                 ----------------            -----------------
INTEREST INCOME
          Interest and fees on loans                                 $ 3,772,691                   $3,206,159
          Interest on investment securities:
                      Taxable interest income                             55,863                       94,304
                      Interest income exempt from federal
                        income taxes                                      28,153                       36,960
          Interest and dividends on securities available
            for sale:
                      Taxable interest income                            338,738                      290,337
                      Interest income exempt from federal
                        income taxes                                      13,392                       12,064
                      Dividends                                           52,275                       32,293
          Interest on federal funds sold                                 121,896                      117,020
          Interest on deposits in other banks                              3,866                          942
                                                                 ----------------            -----------------
                      Total interest income                          $ 4,386,874                   $3,790,079
                                                                 ----------------            -----------------

INTEREST EXPENSE
          Interest on deposits                                       $ 1,252,767                   $1,302,374
          Interest on Federal Home Loan Bank advances                    233,450                       11,957
          Interest on federal funds purchased                                  -                          160
                                                                 ----------------            -----------------
                      Total interest expense                         $ 1,486,217                   $1,314,491
                                                                 ----------------            -----------------

                      Net interest income                            $ 2,900,657                   $2,475,588

PROVISION FOR LOAN LOSSES                                                225,000                      135,000
                                                                 ----------------            -----------------

                      Net interest income after
                        provision for loan losses                    $ 2,675,657                   $2,340,588
                                                                 ----------------            -----------------

OTHER INCOME
          Trust Department income                                    $  132,818                    $  132,965
          Service charges on deposit accounts                            329,643                      236,160
          Other service charges, commissions
            and fees                                                      55,962                       62,486
          Other operating income                                             877                       12,001
                                                                 ----------------            -----------------
                      Total other income                             $   519,300                   $  443,612
                                                                 ----------------            -----------------

OTHER EXPENSES
          Salaries and employees' benefits                           $   935,515                   $  827,259
          Net occupancy expense of premises                              133,726                      103,806
          Furniture and equipment                                        191,266                      194,384
          Advertising                                                     79,320                       51,983
          Bank card                                                      115,347                       35,639
          Consulting                                                     136,095                       92,391
          Data processing                                                142,873                       83,507
          Postage                                                         32,262                       32,648
          Supplies                                                        27,355                       21,301
          Taxes, other than income                                        31,840                       46,932
          Telephone                                                       73,039                       36,064
          Other operating expenses                                       203,112                      453,216
                                                                 ----------------            -----------------
                      Total other expenses                           $ 2,101,750                   $1,979,130
                                                                 ----------------            -----------------

                      Income before income taxes                     $ 1,093,207                   $  805,070

Income tax expense                                                       302,000                      300,761
                                                                 ----------------            -----------------

                      Net income                                     $   791,207                   $  504,309
                                                                 ================            =================

EARNINGS PER SHARE, basic                                            $      0.44                   $     0.27
                                                                 ================            =================

EARNINGS PER SHARE, assuming dilution                                $      0.43                   $     0.27
                                                                 ================            =================



See accompanying notes to financial statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  FOR THE SIX MONTHS ENDED JUNE, 1999 AND 1998


                                                                                JUNE 30, 1999              JUNE 30, 1998
                                                                            ---------------------      ---------------------
INTEREST INCOME
Interest and fees on loans                                                        $ 7,263,291               $ 6,181,129
Taxable interest on investment securities                                             116,649                   186,215
Tax-exempt interest on investment securities                                           57,326                    74,011
Taxable interest on AFS securities                                                    546,535                   530,651
Tax-exempt interest on AFS securities                                                  25,139                    24,156
Dividends                                                                              75,684                    73,793
Interest on federal funds sold                                                        291,347                   273,037
Interest on deposits in other banks                                                    27,688                       942
                                                                            ---------------------      ---------------------
     Total interest income                                                        $ 8,403,659               $ 7,343,934
                                                                            ---------------------      ---------------------

INTEREST EXPENSE
Interest on deposits                                                              $ 2,583,309               $ 2,573,827
Interest on FHLB advances                                                             470,577                    11,957
Interest on federal funds purchased                                                         -                       160
                                                                            ---------------------      ---------------------
     Total interest expense                                                       $ 3,053,886               $ 2,585,943
                                                                            ---------------------      ---------------------

     Net interest income                                                          $ 5,349,773               $ 4,757,991

Provision for loan losses                                                             460,000                   270,000
                                                                            ---------------------      ---------------------

     Net interest income after
     provision for loan losses                                                    $ 4,889,773               $ 4,487,991


OTHER INCOME
Trust department income                                                           $   313,004               $   274,547
Service charges on deposit accounts                                                   583,216                   482,606
Other service charges, commissions and fees                                           138,544                   116,582
Gains on securities AFS                                                                     0                         -
Other operating income                                                                    877                     4,702
                                                                            ---------------------      ---------------------
     Total other income                                                           $ 1,035,641               $   878,437
                                                                            ---------------------      ---------------------

OTHER EXPENSES
Salaries and employee benefits                                                    $ 1,890,885               $ 1,650,533
Net occupancy expense of premises                                                     240,682                   195,053
Furniture and equipment                                                               402,341                   401,556
Advertising                                                                           101,467                    78,282
Bank card                                                                             178,904                   116,220
Consulting                                                                            200,750                   166,729
Data processing                                                                       293,621                   221,437
Postage                                                                                74,636                    75,040
Supplies                                                                               55,188                    52,767
Taxes, other than income                                                               83,944                    89,152
Telephone                                                                             114,729                    91,288
Other operating expenses                                                              554,414                   610,894
                                                                            ---------------------      ---------------------
     Total other expense                                                          $ 4,191,561               $ 3,748,951
                                                                            ---------------------      ---------------------

     Income before income taxes                                                   $ 1,733,853               $ 1,617,476

Income tax expense                                                                    512,000                   481,092
                                                                            ---------------------      ---------------------

Net income                                                                        $ 1,221,853               $ 1,136,384
                                                                            =====================      =====================

EARNINGS PER SHARE, BASIC                                                         $      0.67               $      0.61
                                                                            =====================      =====================

EARNINGS PER SHARE, DILUTED                                                       $      0.62               $      0.61
                                                                            =====================      =====================


See Accompanying Notes to Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                        COMMON             CAPITAL              RETAINED
                                                                        STOCK              SURPLUS              EARNINGS
                                                                   ----------------    ----------------    --------------------
BALANCE, DECEMBER 31, 1997                                             $ 5,978,150         $ 1,207,680            $ 13,887,212
Comprehensive income:
  Net income                                                                                                         1,136,384
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $16,858
  Other comprehensive income (loss) net of tax
  Total comprehensive income
Cash dividends                                                                                                        (389,082)
Acquisition of 30,119 shares of common stock                              (188,244)           (993,715)
Change in par value from $6.25 to $3.13                                      9,264              (9,264)
                                                                   ----------------    ----------------    --------------------
BALANCE, JUNE 30, 1998                                                 $ 5,799,170           $ 204,701            $ 14,634,514
                                                                   ================    ================    ====================
BALANCE, DECEMBER 31, 1998                                             $ 5,752,220           $       -            $ 15,432,062
Comprehensive income:
  Net income                                                                                                         1,221,853
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $(101,178)
  Other comprehensive income (loss) net of tax
  Total comprehensive income
Cash dividends                                                                                                        (488,831)
Acquisition of 39,023 shares of common stock                              (122,142)                                   (621,746)
                                                                   ----------------    ----------------    --------------------
BALANCE, JUNE 30, 1999                                                 $ 5,630,078           $       -            $ 15,543,338
                                                                   ================    ================    ====================

                                                                       ACCUMULATED
                                                                          OTHER
                                                                      COMPREHENSIVE             COMPREHENSIVE
                                                                          INCOME                    INCOME               TOTAL
                                                                   -------------------      -------------------   -----------------
BALANCE, DECEMBER 31, 1997                                             $ (95,144)                                 $   20,977,898
Comprehensive income:
  Net income                                                                                 $     1,136,384           1,136,384
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $16,858                                               32,725                   -
                                                                                            -------------------
  Other comprehensive income (loss) net of tax                            32,725                      32,725              32,725
                                                                                            -------------------
  Total comprehensive income                                                                 $     1,169,109
                                                                                            ===================
Cash dividends                                                                                                          (389,082)
Acquisition of 30,119 shares of common stock                                                                          (1,181,959)
Change in par value from $6.25 to $3.13                                                                                        -
                                                                   ---------------------                          -----------------
BALANCE, JUNE 30, 1998                                                 $ (62,419)                                 $    20,575,966
                                                                   =====================                          =================
BALANCE, DECEMBER 31, 1998                                             $  (7,446)                                 $    21,176,836
Comprehensive income:
  Net income                                                                                 $       1,221,853           1,221,853
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $(101,178)                                            (196,405)                  -
                                                                                            -------------------
  Other comprehensive income (loss) net of tax                          (196,405)                     (196,405)          (196,405)
                                                                                            -------------------
  Total comprehensive income                                                                 $       1,025,448
                                                                                            ===================
Cash dividends                                                                                                            (488,831)
Acquisition of 39,023 shares of common stock                                                                              (743,888)
                                                                   ---------------------                          -----------------
BALANCE, JUNE 30, 1999                                                 $(203,851)                                $     20,969,565
                                                                   =====================                          =================

See Accompanying Notes to Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                               SIX MONTHS ENDED JUNE 31,
                                                                                       -------------------------------------------
                                                                                             1999                      1998
                                                                                       -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                        $  1,221,853              $  1,136,384
         Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation                                                                      371,717                   389,619
              Provision for loan losses                                                         460,000                   270,000
              Provision for other real estate                                                     6,000                         -
              Net premium amortization on investment
                  securities                                                                     14,501                    18,756
              Changes in assets and liabilities:
                  (Increase) in accrued interest receivable                                    (494,683)                 (486,313)
                  (Increase) decrease in other assets                                          (429,138)                 (563,124)
                  Increase (decrease) in other liabilities                                      484,510                   395,670
                                                                                       -----------------         -----------------
                               Net cash provided by operating activities                   $  1,634,760              $  1,160,992
                                                                                       -----------------         -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sale of securities available for sale                               $     66,700              $     498,732
         Proceeds from maturities, calls and principal
              payments of investment securities                                                 766,407                 1,695,707
         Proceeds from maturities, calls and principal
              payments of securities available for sale                                       2,479,511                 7,118,356
         Purchase of investment securities                                                            -                  (499,250)
         Purchase of securities available for sale                                          (13,775,427)              (12,122,264)
         Purchase of premises and equipment                                                    (110,926)                 (263,376)
         Net (increase) in loans                                                            (11,076,468)              (19,478,633)
                                                                                       -----------------         -----------------
                               Net cash (used in) investing activities                     $(21,650,203)             $(23,050,728)
                                                                                       -----------------         -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in demand deposits, NOW accounts
              and savings accounts                                                         $  7,593,014              $ 10,528,768
         Net increase (decrease) in certificates of deposit                                   3,234,434                   849,505
         Proceeds from FHLB advances                                                                  -                 8,000,000
         Cash dividends paid                                                                   (475,917)                 (376,578)
         Acquisition of common stock                                                           (743,888)               (1,181,959)
                                                                                       -----------------         -----------------
                               Net cash provided by financing activities                   $  9,607,643              $ 17,819,736
                                                                                       -----------------         -----------------
                               Increase (decrease) in cash and cash equivalents            $(10,407,800)             $ (4,070,000)
CASH AND CASH EQUIVALENTS
         Beginning                                                                           26,730,670                20,212,129
                                                                                       -----------------         -----------------
         Ending                                                                            $ 16,322,870              $ 16,142,129
                                                                                       =================         =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash payments for:
              Interest                                                                     $  3,012,088              $  2,550,816
                                                                                       =================         =================
              Income taxes                                                                 $    355,000              $    575,000
                                                                                       =================         =================
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
         Other real estate acquired in settlement of loans                                 $     71,391              $    180,000
                                                                                       =================         =================
         Unrealized gain (loss) on securities available for sale, net                      $   (311,333)             $     49,584
                                                                                       =================         =================

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

       The consolidated statements include the accounts of Fauquier Bankshares, Inc. and subsidiaries, The Fauquier Bank and Fauquier Bank Services, Inc. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998.

       The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results expected for the full year.

2.     INVESTMENT SECURITIES

       Amortized costs and fair values of securities being held to maturity as of June 30, 1999 and December 31, 1998, are as follows:

                                                                               GROSS             GROSS
                                                           AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                             COST              GAINS            (LOSSES)           VALUE
                                                        ----------------   ---------------   ---------------  ----------------
                                                                                    JUNE 30, 1999
                                                        ----------------------------------------------------------------------
       U.S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                         $3,461,745           $ 1,248          $ (7,073)      $ 3,455,920

       Obligations of states and political
         subdivisions                                      2,736,576            15,351                 -         2,751,927
                                                       ----------------   ---------------    ---------------  ----------------
                                                          $6,198,321          $ 16,599          $ (7,073)      $ 6,207,847
                                                       ================   ===============    ===============  ================

                                                                               GROSS             GROSS
                                                           AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                             COST              GAINS            (LOSSES)           VALUE
                                                        ----------------   ---------------   ---------------  ----------------
                                                                                  DECEMBER 31, 1998
                                                        ----------------------------------------------------------------------
       U.S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                          $4,229,829          $ 25,582          $ (1,844)      $ 4,253,567
       Obligations of states and political
         subdivisions                                       2,738,025            51,421                 -         2,789,446
                                                        ----------------   ---------------   ---------------  ----------------

                                                           $6,967,854          $ 77,003          $ (1,844)      $ 7,043,013
                                                        ================   ===============   ===============  ================

       Amortized costs and fair values of securities available for sale as of June 30, 1999 and December 31, 1998, are as follows:

                                                                               GROSS             GROSS
                                                           AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                             COST              GAINS            (LOSSES)           VALUE
                                                        ----------------  ---------------   ---------------  ----------------
                                                                                   JUNE 30, 1999
                                                        ---------------------------------------------------------------------
       U.S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                         $14,873,143          $ 27,556         $(206,829)      $14,693,870

       Obligations of states and political
         subdivisions                                         683,669               954                 -           684,623

       Corporate bonds                                      9,047,950                 -           (17,903)        9,030,047

       Mutual funds                                           937,809                            (112,644)          825,165

       Restricted investment -
         Federal Home Loan Bank stock                         900,000                 -                 -           900,000

       Equity securities                                      609,500                 -                 -           609,500
                                                        ----------------   ---------------   ---------------  ----------------

                                                          $27,052,071          $ 28,510         $(337,376)      $26,743,205
                                                        ================   ===============   ===============  ================

                                                                               GROSS             GROSS
                                                           AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                             COST              GAINS            (LOSSES)           VALUE
                                                        ----------------   ---------------   ---------------  ----------------
                                                                                  DECEMBER 31, 1998
                                                        ----------------------------------------------------------------------
       U.S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                           $12,621,891       $    76,979         $ (16,387)      $12,682,483

       Obligations of states and political
         subdivisions                                           684,580             3,832                 -           688,412

       Mutual funds                                             937,809                             (61,957)          875,852

       Restricted investment -
         Federal Home Loan Bank stock                           966,700                 -                 -           966,700

       Equity securities                                        609,500                 -                 -           609,500
                                                        ----------------   ---------------   ---------------  ----------------

                                                            $15,820,480       $    80,811         $ (78,344)      $15,822,947
                                                        ================   ===============   ===============  ================

3.     LOANS

       Major classifications of loans are as follows:

                                                                                                JUNE 30,       DECEMBER 31,
                                                                                                  1999             1998
                                                                                             ---------------  ----------------
                                                                                                       (Thousands)
       Real estate loans:
         Construction and land development                                                    $   11,646      $    8,297
         Secured by farmland                                                                       1,139           1,163
         Secured by 1-4 family residential                                                        58,074          53,430
         Other real estate                                                                        49,443          49,814
       Commercial and industrial loans (except those secured by real estate)                      18,706          16,933
       Loans to individuals for personal expenditures                                             31,090          30,284
       All other loans                                                                             5,192           4,620
                                                                                             ---------------  ----------------
                   Total loans                                                                $  175,290      $   164,541
       Less:  Unearned income                                                                        256              416
                 Allowance for loan losses                                                         2,217            1,853
                                                                                             ---------------  ----------------
                   Net loans                                                                  $   172,817     $   162,272
                                                                                             ===============  ================

       The following schedule summarizes the changes in the allowance for loan losses:

                                                                             SIX MONTHS        SIX MONTHS
                                                                               ENDING            ENDING
                                                                              JUNE 30,          JUNE 30,       DECEMBER 31,
                                                                                1999              1998             1998
                                                                           ---------------   ---------------  ----------------
                                                                                             (Thousands)
       Balance at beginning of year                                           $ 1,853           $ 1,655          $ 1,655
       Provision charged against income                                           460               270              535
       Recoveries                                                                  25                10               35
       Loans charged off                                                          121               135              372
                                                                           ---------------   ---------------  ----------------
       Balance at end of year                                                 $ 2,217           $ 1,800          $ 1,853
                                                                           ===============   ===============  ================

       Nonperforming assets consist of the following:

                                                                                                JUNE 30,       DECEMBER 31,
                                                                                                  1999             1998
                                                                                             ---------------  ----------------
                                                                                                      (Thousands)
       Nonaccrual loans                                                                          $ 574            $ 539
       Restructured loans                                                                            -                -
                                                                                             ---------------  ----------------
                   Total non-performing loans                                                    $ 574            $ 539
       Foreclosed real estate                                                                      122               57
                                                                                             ---------------  ----------------
                   Total non-performing assets                                                   $ 696            $ 596
                                                                                             ===============  ================

       Total loans past due 90 days or more and still accruing were $536 thousand on June 30, 1999 and $951 thousand on December 31, 1998.

4.     EARNINGS PER SHARE

       The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all periods reported have been restated giving effect to stock splits.

                                                                  JUNE 30, 1999                     DECEMBER 31, 1998
                                                                             PER SHARE                           PER SHARE
                                                            SHARES             AMOUNT            SHARES           AMOUNT
                                                        ----------------   ---------------   ---------------  ----------------
       Basic earnings per share                            1,818,156           $ 0.67          1,857,282          $ 1.31
                                                                                                             ================

       Effect of dilutive securities, stock options           16,918                              18,359
                                                        ----------------                     ---------------

       Diluted earnings per share                          1,835,074            $ 0.62          1,875,641         $ 1.30
                                                        ================                     ===============  ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

         Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on Janu2ary 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business throu2gh TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB.

         TFB provides a range of consumer and commercial banking services to individuals, businesses, and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Fund. The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other consumer financing. TFB provides automated teller machine
(ATM) cards, as a part of the Honor and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

         The revenues of TFB are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for TFB's lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta. The principal expenses of TFB are the interest paid on deposits, and operating and general administrative expenses.

         TFB's general market area principally includes Fauquier County and neighboring communities and is located approximately sixty (60) miles southwest of Washington, D.C.

SAFE HARBOR STATEMENT FOR FORWARD-LOOKING STATEMENTS

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of Bankshares, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Bankshares' ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of Bankshares include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Bankshares' market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999
   AND JUNE 30, 1998

         NET INCOME. Net income for the three months ended June 30, 1999 increased 56.9% to $791,000 from $504,000 for the three months ended June 30, 1998. The increase in net income was primarily due to increases in net interest income and total other income that more than offset increases in total other expenses and provisions for loan losses.

         NET INTEREST INCOME. Net interest income increased $425,000 or 17.2% to $2.90 million for the three months ended June 30, 1999 compared to $2.48 million for the three months ended June 30, 1998. The increase was primarily due to growth in total interest income of $597,000 as compared to an increase in total interest expense of only $172,000.

         INTEREST INCOME. Total interest income grew $597,000 or 15.8% to $4.39 million for the three months ended June 30, 1999 compared to $3.79 million for the three months ended June 30, 1998. The increase was a result of increases in loan originations.
Interest and fees on loans increased $567,000 or 17.7%.

         INTEREST EXPENSE. Total interest expense increased $172,000 or 13.1% to $1.48 million for the three months ended June 30, 1999 from $1.31 million for the three months ended June 30, 1998. This was primarily due to an increase in interest expenses on Federal Home Loan Bank advances of $221,000.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $225,000 for the three months ended June 30, 1999 and $135,000 for the three months ended June 30, 1998. The amount of the provision for loan loss for the second quarter of 1999 and 1998 was determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurance, however, that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         OTHER INCOME. Total other income increased by $76,000 or 17.1% from $443,000 for the three months ended June 30, 1998 to $519,000 for the three months ended June 30, 1999. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: fiduciary, service charges, and other fee income. The bulk of the increase was derived from service charges on deposit accounts of $93,000, which more than offset decreases in other service charges, commission and fees and other operating income.

         OTHER EXPENSES. Other expenses increased 6.2% or $123,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. During that same periods salaries and benefits increased $108,000, while all other expenses increased $15,000.

         INCOME TAXES. Income tax expense increased by $1,200 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999
   AND JUNE 30, 1998

         NET INCOME. Net income for the six months ended June 30, 1999 increased 7.5% to $1,222,000 from $1,136,000 for the six months ended June 30, 1998. The increase in net income was primarily due to increases in net interest income and total other income that more than offset increases in total other expenses and provisions for loan losses.

         NET INTEREST INCOME. Net interest income increased $592,000 or 12.4% to $5.35 million for the six months ended June 30, 1999 compared to $4.76 million for the six months ended June 30, 1998. The increase was primarily due to growth in total interest income of $1.06 million as compared to an increase in total interest expense of only $468,000.

         INTEREST INCOME. Total interest income grew $1.06 million or 14.4% to $8.40 million for the six months ended June 30, 1999 compared to $7.34 million for the six months ended June 30, 1998. The increase was a result of increases in loan originations. Interest and fees on loans increased $1.08 million or 17.5%.

         INTEREST EXPENSE. Total interest expense increased $468,000 or 18.1% to $3.1 million for the six months ended June 30, 1999 from $2.6 million for the six months ended June 30, 1998. This was primarily due to an increase in interest expenses on Federal Home Loan Bank advances of $459,000.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $460,000 for the six months ended June 30, 1999 and $270,000 for the six months ended June 30, 1998. The amount of the provision for loan loss for the second quarter of 1999 and 1998 was determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurance, however, that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         OTHER INCOME. Total other income increased by $157,000 or 17.9% from $878,000 for the six months ended June 30, 1998 to $1,036,000 for the six months ended June 30, 1999. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: fiduciary, service charges, and other fee income. For the six months ended June 30, 1999, income in all categories increased. The bulk of the increase was derived from service charges on deposit accounts, which contributed $101,000 and trust department income, which contributed $38,000.

         OTHER EXPENSES. Other expenses increased 11.8% or $443,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. During that same period salaries and benefits increased $240,000, while all other expenses increased $203,000.

         INCOME TAXES. Income tax expense increased by $31,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

COMPARISON OF JUNE 30, 1999 AND DECEMBER 31, 1998 FINANCIAL CONDITION

         Total assets were $231 million at June 30, 1999, an increase of 5.0% or $11 million from $220 million at December 31, 1998. Balance sheet categories reflecting significant changes include securities, loans, and deposits. Each of these categories is discussed below.

         SECURITIES. The carrying value of investment securities held by TFB amounted to $32.9 million at June 30, 1999, reflecting an increase of $10.1 million from $22.8 million at December 31, 1998 due to management's intention of transferring excess fed funds and cash and due from banks to higher yielding investments.

         LOANS. Net loans were $172.8 million at June 30, 1999, which represents an increase of $10.6 million or 6.5% from $162.2 million at December 31, 1998.

         DEPOSITS. On June 30, 1999, total deposits had increased $10.8 million or 6.0% to $190.0 million from $179.2 million at December 31, 1998. Most of the growth was in savings and interest-bearing demand deposits, which increased $7.0 million and time deposits, which grew $3.2 million.

         SHAREHOLDER'S EQUITY. Total shareholders equity was $21.0 million at June 30, 1999 compared to $21.2 million at December 31, 1998 a decrease of $207,000 or 0.94%. The decrease in equity reflects management's desire to increase shareholders' return on equity by minimizing growth in equity. This was accomplished through the acquisition of 39,023 shares of common stock.

CAPITAL RESOURCES AND LIQUIDITY

         The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta.

While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its funds for existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $16.3 million at June 30, 1999. These assets provide the primary source of liquidity for TFB. In addition, management has designated a substantial portion of the investment portfolio, as available for sale and has an available line of credit with the Federal Home Loan Bank of Atlanta with a borrowing limit of approximately $31 million at June 30, 1999 to provide additional sources of liquidity.

         As of June 30, 1999 the appropriate regulatory authorities have categorized Bankshares and TFB as well capitalized under the regulatory framework for prompt corrective action.

CAPITAL REQUIREMENTS

     The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholder's equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of June 30, 1999 (i) Bankshares' Tier 1 and total risk-based capital ratios were 12.06% and 13.31%, respectively, and (ii) TFB's Tier 1 and total risk-based capital ratios were 12.07% and 13.32%, respectively.

         FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

         The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of June 30, 1999, TFB had a total risk-based capital ratio of 13.32%, a Tier 1 risk-based capital ratio of 12.07%, and a leverage ratio of 9.25%. TFB was notified by the Federal Reserve Bank of Richmond that, at December 31, 1998, TFB was "well capitalized" under the regulatory framework for prompt corrective action.

         Additionally, FDICIA requires, among other things, that (i) only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and (ii) the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

YEAR 2000 COMPLIANCE

         A great deal of information has been disseminated about the global computer crash that may occur in the Year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of TFB. TFB has initiated a Year 2000 plan and has closely monitored the situation by thoroughly assessing systems and programs that may be date sensitive.

         In early 1997, TFB began planning its strategy to address the issue. In June 1998 a cross-functional project team was formed to assess and address both internal and external risks associated with Y2K. A readiness plan was developed consisting of six phases:

         In the first phase, the Board adopted policies, procedures, and schedules to address the issue. The Board and senior managers have been updated on their implementation since June. Officers and associates have been provided an internal newsletter outlining TFB's progress and containing information to assist them in responding to customers' questions.

         In the second phase, a complete inventory, including all hardware, software, networks and other equipment that may have imbedded computer chips, such as heating and air conditioning, security systems, vaults and elevators, was developed and each item identified as either mission critical, mission necessary, mission desirable or non-critical. The team continues to meet regularly to update the status of each item on the inventory.

         Vendors and correspondent organizations' readiness has been assessed and evaluations will continue until readiness is assured. Every new vendor's readiness is evaluated before contracting. Approximately 95% of TFB's vendors for critical applications have informed TB that they are fully complaint. The remaining vendors have advised TFB that they are in the testing and validation state of the process.

         TFB's credit risk related to current commercial customers has been assessed. Organizations with relationships of $100,000 or more with TFB have been contacted and their compliance status evaluated. Their progress will be evaluated on an on-going basis to insure compliance. All new commercial customers are evaluated as a regular part of the lending process.

         Customers are being kept informed of TFB's progress by way of the Internet web site, communications in statements mailed to the customers, updates at branch offices, teller receipts, messages on telephone voice systems and seminars. A special Y2K mailing is being sent to all customers and shareholders in September 1999. TFB plans to place advertisements in the local newspapers beginning in October 1999.

         The impact of the Year 2000 issue on TFB depends not only on TFB's corrective action, but also on the corrective action of governmental agencies, utilities, businesses and other third parties that provide services or data to, or receive services or data from TFB, or whose financial condition or operational capability is important to TFB. To reduce this exposure, TFB has identified, and continues to contact these significant parties to determine their Year 2000 plans and target dates.

         In the third phase, upgrades and replacement systems for all hardware and software were ordered. Ninety-nine percent are in place and operational. The remainder will be put into service prior to September 30, 1999.

         Through June 30, 1999, approximately $225,000 was spent on Y2K remediation efforts. It is expected that an additional $25,000 will be required to complete this project.

         Contingency plans for all critical applications were developed to prepare for unforeseen situations. TFB used the same contingency formula on the data processing systems as has been used successfully in previous major system conversions.

         In the fourth phase, in-house testing on the upgrades to the data processing systems was completed successfully in the current environment. M&I Data Services, TFB's outsource service provider, has completed proxy testing under the Y2K environment. Specific testing of transmittals between TFB and M&I Data Services using the Y2K simulated environment is scheduled. Sungard, TFB's Trust Services outsource partner, has assured TFB that it is Y2K compliant and has provided proxy-testing results. Both vendors have provided TFB with third party validation test results.

         Integration testing has been successfully completed on TFB's electronic funds and reporting systems. The testing of networking system upgrades and replacements has been substantially accomplished, and were totally in-place by June 30, 1999. Other non-critical applications have been substantially tested and found to be compliant. TFB continues to monitor its vendors' testing and compliance status.

         In the fifth phase, TFB was reviewed by regulatory authorities to ensure that it has been proceeding with a prudent plan of action for Year 2000 readiness. TFB is on schedule in accordance with regulatory guidelines. TFB has submitted substantial data to the Federal Reserve reporting contingency plans, business resumption plans, liquidity plans, customer awareness planning, and testing results for an off-site examination in August 1999.

         In the sixth phase, which is being implemented throughout the balance of 1999, systems, contingency plans, and business resumption plans will be re-tested and refined.

         Liquidity alternatives have been evaluated, and sources identified insure alternative funding for a worst-case scenario of funds shortage.
Liquidity will be monitored on a regular basis. Insurance risks have been evaluated and discussed with TFB's insurance carriers.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         An important component of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in market interest rates. TFB is subject to interest rate sensitivity to the degree that its interest-earning assets mature or reprice at a different time interval from that of its interest-bearing liabilities. However, TFB is not subject to any of the other major categories of market risk such as foreign currency exchange rate risk or commodity price risk.

         TFB uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods. Management believes that rate risk is best measured by simulation modeling.

         The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions.

         TFB monitors exposure to gradual change in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in equity from gradual changes in interest rates of 200 basis points over 12 months is 15%. Management has maintained a risk position well within these guideline levels during 1999.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         There is no pending or threatened litigation that, in the opinion of management, may materially impact the financial condition of Bankshares or TFB.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Bankshares held its Annual Meeting of Shareholders on April 20, 1999. A quorum of shareholders were present, consisting of a total of 1,512,468 shares, all represented by proxy. At the Annual Meeting, the Shareholders approved and ratified the acts and proceedings of all officers, directors, and committees of Bankshares since April 21, 1998. Class III directors Alexander G. Green, Jr., Douglas C. Larson, D. Harcourt Lees, Jr., and Randolph T. Minter were elected to three-year terms. The following Class I and Class II directors whose terms expire in years 2000 and 2001continued in office: Stanley C. Haworth, C.H. Lawrence, Jr., Brian S. Montgomery, H. Paul Neale, Pat H. Nevill, John J. Norman, Jr., Henry M. Ross and C. Hunton Tiffany. The shareholders also ratified the appointment of Yount, Hyde & Barbour, CPA as independent auditors of the Bank for the year ending December 31, 1999.

                     The vote on each matter was as follows.

1.  Ratifying acts and proceedings since April 21, 1998.
                                                                      TOTAL
                                                                      -----

                                                                       1,512,468

2.  For Directors
                                                                       TOTAL
                                                                       -----
                      Alexander G. Green, Jr.                          1,502,528
                      Douglas C. Larson                                1,507,248
                      D. Harcourt Lees, Jr.                            1,502,528
                      Randolph T. Minter                               1,492,688

3. Ratification of the appointment of Yount, Hyde & Barbour, CPA as the independent auditors for the Bank.
                                                                           TOTAL
                                                                           -----

                                                                       1,512,468

Item 5.           Other Information.

         None.

Item 6.           Exhibits and Reports on Form 8-K.

         (a) Exhibit (3)(i) - Articles of Incorporation of Fauquier Bankshares, Inc. (including amendments), incorporated by reference to Bankshares Securities Exchange Act of 1934 ("Exchange Act") Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999.

                  Exhibit  (3)(ii)  -  Bylaws  of  Fauquier  Bankshares,   Inc.,
incorporated by reference to Bankshares Exchange Act Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999.

                  Exhibit (10)

                           Fauquier Bankshares, Inc. Non-Employee Director Stock
Option Plan, incorporated by reference to Bankshares Exchange Act Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999.

                           Fauquier    Bankshares,    Inc.   Director   Deferred
Compensation  Plan,   incorporated  by  reference  to  Bankshares  Exchange  Act
Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999.

                           Fauquier Bankshares, Inc. Omnibus Stock Ownership and
Long Term Incentive Plan, incorporated by reference to Bankshares Exchange Act Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999.

                           Agreement  with C. Hunton  Tiffany,  incorporated  by
reference to Bankshares Exchange Act Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999.

                  Exhibit (11) -    Not applicable

                  Exhibit (21) - Subsidiaries of the Registrant, incorporated by reference to Bankshares Exchange Act Registration Statement on
Form 10, filed with the Securities and Exchange Commission on April 16, 1999.

                  Exhibit (27) -    Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FAUQUIER BANKSHARES, INC.

Date: August 16, 1999               By      /s/ C. Hunton Tiffany
                                           -----------------
                                           C. Hunton Tiffany
                                           President and Chief Executive Officer


Date: August 16, 1999               By     /s/ Diane B. Coppage
                                           -----------------
                                           Diane B. Coppage
                                           Senior Vice President and Treasurer