Form 10-Q
period 1999-09-30
FAUQUIER BANKSHARES INC
filed 1999-11-12
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File No. 0-25805


                           Fauquier Bankshares, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Virginia                                    54-1288193
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,783,987 shares of common stock, par value $3.13 per share, were outstanding as of October 27, 1999.

                            Fauquier Bankshares, Inc.

                                      INDEX

Part I.  FINANCIAL INFORMATION
                                                                                                               Page
                                                                                                               ----
   Item 1. Financial Statements                                                                                   1

         Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998                   1

         Consolidated Statements of Income (unaudited) for the Three Months Ended September 30, 1999 and 1998     2

         Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 1999 and 1998      3

         Consolidated  Statements of Changes in Stockholders' Equity (unaudited)
         for the Nine Months Ended September 30, 1999 and 1998                                                    4

         Consolidated  Statements of Cash Flows  (unaudited) for the Nine Months
         Ended September 30, 1999 and 1998                                                                        5

         Notes to Condensed Consolidated Financial Statements                                                     6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  7

   Item 3. Quantitative and Qualitative Disclosure of Market Risk                                                15

Part II. OTHER INFORMATION                                                                                       15

   Item 1.        Legal Proceedings                                                                              15

   Item 2.        Changes in Securities and Use of Proceeds                                                      15

   Item 3.        Defaults Upon Senior Securities                                                                15

   Item 4.        Submission of Matters to a Vote of Security Holders                                            15

   Item 5.        Other Information                                                                              16

   Item 6.        Exhibits and Reports on Form 8-K                                                               16



SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS.

                    FAUQUIER BANKSHARES, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                          SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                                                          ------------------      ------------------
ASSETS
Cash and due from banks                                                                      $  10,424,815          $   9,868,240
Interest-bearing deposits in other banks                                                           112,835              3,680,430
Federal funds sold                                                                               8,700,000             13,182,000
Securities (fair value: 1999, $30,891,626; 1998, $22,865,960)                                   30,892,869             22,790,801
Loans, net                                                                                     183,433,617            162,272,291
Bank premises and equipment, net                                                                 5,725,314              5,879,737
Accrued interest receivable                                                                      1,636,479              1,084,500
Other real estate                                                                                  122,335                 56,944
Other assets                                                                                     2,427,404              1,211,432
                                                                                             -------------          -------------

              Total assets                                                                   $ 243,475,668          $ 220,026,375
                                                                                             =============          =============

LIABILITIES
Deposits:
  Non-interest bearing demand deposits                                                       $  39,078,132          $  34,438,128
  Savings and interest-bearing demand deposits                                                 105,304,128            102,176,226
  Time deposits                                                                                 47,196,503             42,602,788
                                                                                             -------------          -------------
     Total deposits                                                                          $ 191,578,763          $ 179,217,142
Federal Home Loan advances                                                                      28,000,000             18,000,000
Dividends payable                                                                                  250,567                238,910
Other liabilities                                                                                2,368,906              1,393,487
                                                                                             -------------          -------------

              Total liabilities                                                              $ 222,198,236          $ 198,849,539
                                                                                             -------------          -------------


SHAREHOLDERS' EQUITY
Common stock, par value, $3.13; authorized 8,000,000 shares;
  issued and outstanding 1999, 1,787,527 shares;
  1998, 1,837,770 shares                                                                     $   5,594,960          $   5,752,220
Retained earnings                                                                               15,930,137             15,432,062
Accumulated other comprehensive income                                                            (247,665)                (7,446)
                                                                                             -------------          -------------
              Total shareholders' equity                                                        21,277,432             21,176,836
                                                                                             -------------          -------------

              Total liabilities and shareholders' equity                                     $ 243,475,668          $ 220,026,375
                                                                                             =============          =============



See Accompanying Notes to Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                          SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                                                                          ------------------     ------------------
INTEREST INCOME
Interest and fees on loans                                                                      $3,956,797          $3,399,572
Taxable interest on investment securities                                                           51,261              83,886
Tax-exempt interest on investment securities                                                        29,125              37,044
Taxable interest on AFS securities                                                                 306,432             259,796
Tax-exempt interest on AFS securities                                                               11,727              34,736
Dividends                                                                                           33,485              40,448
Interest on federal funds sold                                                                     103,040              56,330
Interest on deposits in other banks                                                                  1,889               2,182
                                                                                                ----------          ----------
     Total interest income                                                                      $4,493,756          $3,913,994
                                                                                                ----------          ----------
Interest Expense
Interest on deposits                                                                            $1,227,006          $1,304,173
Interest on FHLB advances                                                                          283,034              95,173
Interest on federal funds purchased                                                                     --                  --
                                                                                                ----------          ----------
     Total interest expense                                                                     $1,510,040          $1,399,346
                                                                                                ----------          ----------
     Net interest income                                                                        $2,983,716          $2,514,648
Provision for loan losses                                                                          180,000             180,000
                                                                                                ----------          ----------
     Net interest income after
     provision for loan losses                                                                  $2,803,716          $2,334,648

OTHER INCOME
Trust department income                                                                         $  124,767          $  139,496
Service charges on deposit accounts                                                                296,034             295,641
Other service charges, commissions and fees                                                         74,638              71,862
Gains on securities AFS                                                                                 --              15,786
Other operating income                                                                                  --                  --
                                                                                                ----------          ----------
     Total other income                                                                         $  495,439          $  522,785
                                                                                                ----------          ----------
OTHER EXPENSES
Salaries and employee benefits                                                                  $  912,302          $  871,441
Net occupancy expense of premises                                                                   73,372              69,628
Furniture and equipment                                                                            231,464             207,546
Advertising                                                                                         81,469              45,553
Bank card                                                                                          112,321              73,985
Consulting                                                                                          65,042              59,006
Data processing                                                                                    210,062             289,614
Postage                                                                                             60,767              58,313
Supplies                                                                                            33,277              28,713
Taxes, other than income                                                                            93,890              86,749
Telephone                                                                                           50,821              40,472
Other operating expenses                                                                           178,112              81,216
                                                                                                ----------          ----------
     Total other expense                                                                        $2,102,899          $1,912,236
                                                                                                ----------          ----------

     Income before income taxes                                                                 $1,196,256          $  945,197

Income tax expense                                                                                 381,000             195,169
                                                                                                ----------          ----------

Net income                                                                                      $  815,256          $  750,028
                                                                                                ==========          ==========

Earnings per Share, basic                                                                       $     0.45          $     0.40
                                                                                                ==========          ==========

Earnings per Share, diluted                                                                     $     0.45          $     0.40
                                                                                                ==========          ==========


See Accompanying Notes to Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                  SEPTEMBER 30, 1999           SEPTEMBER 30, 1998
                                                                                  ------------------           ------------------
INTEREST INCOME
Interest and fees on loans                                                             $11,220,088                $ 9,580,701
Taxable interest on investment securities                                                  167,910                    270,101
Tax-exempt interest on investment securities                                                86,451                    111,055
Taxable interest on AFS securities                                                         852,967                    790,447
Tax-exempt interest on AFS securities                                                       36,866                     58,892
Dividends                                                                                  109,169                    114,241
Interest on federal funds sold                                                             394,387                    329,367
Interest on deposits in other banks                                                         29,577                      3,124
                                                                                       -----------                -----------
     Total interest income                                                             $12,897,415                $11,257,928
                                                                                       -----------                -----------
Interest Expense
Interest on deposits                                                                   $ 3,810,315                $ 3,878,000
Interest on FHLB advances                                                                  753,611                    107,129
Interest on federal funds purchased                                                             --                        160
                                                                                       -----------                -----------
     Total interest expense                                                            $ 4,563,926                $ 3,985,289
                                                                                       -----------                -----------

     Net interest income                                                               $ 8,333,489                $ 7,272,639

Provision for loan losses                                                                  640,000                    450,000
                                                                                       -----------                -----------
     Net interest income after
     provision for loan losses                                                         $ 7,693,489                $ 6,822,639

OTHER INCOME
Trust department income                                                                $   437,771                $   414,043
Service charges on deposit accounts                                                        879,250                    778,247
Other service charges, commissions and fees                                                213,182                    188,444
Gains on securities AFS                                                                         --                     15,786
Other operating income                                                                         877                      4,702
                                                                                       -----------                -----------
     Total other income                                                                $ 1,531,080                $ 1,401,222
                                                                                       -----------                -----------
OTHER EXPENSES
Salaries and employee benefits                                                         $ 2,803,187                $ 2,521,974
Net occupancy expense of premises                                                          314,054                    264,681
Furniture and equipment                                                                    633,805                    609,102
Advertising                                                                                182,936                    123,835
Bank card                                                                                  291,225                    190,205
Consulting                                                                                 265,792                    225,735
Data processing                                                                            503,683                    511,051
Postage                                                                                    135,403                    133,353
Supplies                                                                                    88,465                     81,480
Taxes, other than income                                                                   177,834                    175,901
Telephone                                                                                  165,550                    131,760
Other operating expenses                                                                   732,526                    692,111
                                                                                       -----------                -----------
     Total other expense                                                               $ 6,294,460                $ 5,661,188
                                                                                       -----------                -----------

     Income before income taxes                                                        $ 2,930,109                $ 2,562,673

Income tax expense                                                                         893,000                    676,261
                                                                                       -----------                -----------

Net income                                                                             $ 2,037,109                $ 1,886,412
                                                                                       ===========                ===========

Earnings per Share, basic                                                              $      1.13                $      1.02
                                                                                       ===========                ===========

Earnings per Share, diluted                                                            $      1.12                $      1.01
                                                                                       ===========                ===========


See Accompanying Notes to Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                         ACCUMULATED
                                                                                            OTHER
                                                   COMMON      CAPITAL      RETAINED    COMPREHENSIVE  COMPREHENSIVE
                                                   STOCK       SURPLUS      EARNINGS        INCOME         INCOME        TOTAL
                                                   -----       -------      --------        ------         ------        -----
BALANCE, DECEMBER 31, 1997                      $5,978,150  $  1,207,680  $ 13,887,212  $    (95,144)                 $ 20,977,898
Comprehensive income:
  Net income                                                                 1,886,412                    $1,886,412     1,886,412
  Other comprehensive income net of tax:
    Unrealized holding gains on
      securities available for sale,
      net of deferred income taxes of $57,977                                                                112,543           --
                                                                                                          ----------
  Other comprehensive income net of tax                                                      112,543         112,543      112,543
                                                                                                          ----------
  Total comprehensive income                                                                              $1,998,955
                                                                                                          ==========
Cash dividends                                                                (592,887)                                  (592,887)
Acquisition of 75,238 shares of common stock      (235,194)   (1,198,416)      (32,607)                                (1,466,217)
Change in par value from $6.25 to $3.13              9,264        (9,264)                                                      --
                                                ----------  ------------  ------------  ------------                  -----------
BALANCE, SEPTEMBER 30, 1998                     $5,752,220  $         --  $ 15,148,130  $     17,399                  $20,917,749
                                                ==========  ============  ============  ============                  ===========
BALANCE, DECEMBER 31, 1998                      $5,752,220  $         --  $ 15,432,062  $     (7,446)                 $21,176,836
Comprehensive income:
  Net income                                                                 2,037,109                   $2,037,109     2,037,109
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on
      securities available for sale,
      net of deferred income taxes of $(123,749)                                                           (240,219)
                                                                                                         ----------
  Other comprehensive income (loss) net of tax                                              (240,219)      (240,219)     (240,219)
                                                                                                         ----------
  Total comprehensive income                                                                             $1,796,890
                                                                                                         ==========
Cash dividends                                                                (739,398)                                  (739,398)
Acquisition of 50,243 shares of common stock      (157,260)                   (799,636)                                  (956,896)
                                                ----------  ------------  ------------  ------------                  -----------
Balance, September 30, 1999                     $5,594,960  $         --  $ 15,930,137  $   (247,665)                 $21,277,432
                                                ==========  ============  ============  ============                  ===========




See Accompanying Notes to Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                     -------------------------------
                                                                                                        1999              1998
                                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                                $  2,037,109        $  1,886,412
         Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation                                                                              575,805             586,402
              Provision for loan losses                                                                 640,000             450,000
              Provision for other real estate                                                             6,000              30,000
              (Gain) on securities available for sale                                                        --             (15,786)
              Net premium amortization on investment
                  securities                                                                             30,095              24,497
              Changes in assets and liabilities:
                  (Increase) in accrued interest receivable                                            (551,979)           (489,126)
                  (Increase) decrease in other assets                                                (1,055,176)           (995,878)
                  Increase (decrease) in other liabilities                                              975,419             719,168
                                                                                                   ------------        ------------
                               Net cash provided by operating activities                           $  2,657,273        $  2,195,689
                                                                                                   ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sale of securities available for sale                                       $     66,700        $  2,733,244
         Proceeds from maturities, calls and principal
              payments of investment securities                                                       1,095,879           2,380,727
         Proceeds from maturities, calls and principal
              payments of securities available for sale                                               4,579,670          12,105,219
         Purchase of investment securities                                                                   --            (499,250)
         Purchase of securities available for sale                                                  (14,275,427)        (12,349,087)
         Proceeds from sale of other real estate owned                                                       --             102,974
         Purchase of premises and equipment                                                            (421,382)           (374,421)
         Net (increase) in loans                                                                    (21,872,717)        (26,479,630)
                                                                                                   ------------        ------------
                               Net cash (used in) investing activities                             $(30,827,277)       $(22,380,224)
                                                                                                   ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in demand deposits, NOW accounts
              and savings accounts                                                                 $  7,767,906        $  5,384,225
         Net increase (decrease) in certificates of deposit                                           4,593,715           1,914,210
         Proceeds from FHLB advances                                                                 10,000,000          13,000,000
         Cash dividends paid                                                                           (727,741)           (612,990)
         Acquisition of common stock                                                                   (956,896)         (1,433,610)
                                                                                                   ------------        ------------
                               Net cash provided by financing activities                           $ 20,676,984        $ 18,251,835
                                                                                                   ------------        ------------

                               Increase (decrease) in cash and cash equivalents                    $ (7,493,020)       $ (1,932,700)
CASH AND CASH EQUIVALENTS
         Beginning                                                                                   26,730,670          20,212,129
                                                                                                   ------------        ------------
         Ending                                                                                    $ 19,237,650        $ 18,279,429
                                                                                                   ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash payments for:
              Interest                                                                             $  4,488,932        $  3,980,371
                                                                                                   ============        ============
              Income taxes                                                                         $    796,000        $    887,000
                                                                                                   ============        ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
         Other real estate acquired in settlement of loans                                         $     71,391        $     17,267
                                                                                                   ============        ============
         Unrealized gain (loss) on securities available for sale, net                              $   (401,015)       $    170,520
                                                                                                   ============        ============

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

       The consolidated statements include the accounts of Fauquier Bankshares, Inc. and subsidiaries, The Fauquier Bank and Fauquier Bank Services, Inc. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998.

       The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results expected for the full year.

2.     INVESTMENT SECURITIES

       Amortized costs and fair values of securities being held to maturity as of September 30, 1999 and December 31, 1998, are as follows:

                                                                                     GROSS                GROSS
                                                                 AMORTIZED         UNREALIZED          UNREALIZED           FAIR
                                                                    COST              GAINS             (LOSSES)            VALUE
                                                                 ---------         ----------          ----------           -----
                                                                                        SEPTEMBER 30, 1999
                                                                 -------------------------------------------------------------------
       U. S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                                $ 3,132,719       $       146        $    (8,412)       $ 3,124,453
       Obligations of states and political
         subdivisions                                              2,735,820             7,196               (173)         2,742,843
                                                                 -----------       -----------        -----------        -----------

                                                                 $ 5,868,539       $     7,342        $    (8,585)       $ 5,867,296
                                                                 ===========       ===========        ===========        -----------

                                                                                     GROSS                GROSS
                                                                 AMORTIZED         UNREALIZED          UNREALIZED           FAIR
                                                                    COST              GAINS             (LOSSES)            VALUE
                                                                 ---------         ----------          ----------           -----
                                                                                        DECEMBER 31, 1998
                                                                 -------------------------------------------------------------------
       U. S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                                $ 4,229,829       $    25,582        $    (1,844)       $ 4,253,567
       Obligations of states and political
         subdivisions                                              2,738,025            51,421                 --          2,789,446
                                                                 -----------       -----------        -----------        -----------
                                                                 $ 6,967,854       $    77,003        $    (1,844)       $ 7,043,013
                                                                 ===========       ===========        ===========        ===========

       Amortized costs and fair values of securities available for sale as of September 30, 1999 and December 31, 1998, are as follows:

                                                                                     GROSS                GROSS
                                                                 AMORTIZED         UNREALIZED          UNREALIZED           FAIR
                                                                    COST              GAINS             (LOSSES)            VALUE
                                                                 ---------         ----------          ----------           -----
                                                                                        SEPTEMBER 30, 1999
                                                                 -------------------------------------------------------------------
       U. S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                                $14,801,350       $    16,296        $  (287,752)       $14,529,894
       Obligations of states and political
         subdivisions                                                683,215                 6               (385)           682,836
       Corporate bonds                                             6,991,004                --             (8,518)         6,982,486

       Mutual funds                                                  937,809                --           (118,195)           819,614

       Restricted investment -
         Federal Home Loan Bank stock                              1,400,000                --                 --          1,400,000
       Equity securities                                             609,500                --                 --            609,500
                                                                 -----------       -----------        -----------        -----------
                                                                 $25,422,878       $    16,302        $  (414,850)       $25,024,330
                                                                 ===========       ===========        ===========        ===========

                                                                                          GROSS            GROSS
                                                                    AMORTIZED          UNREALIZED        UNREALIZED          FAIR
                                                                      COST                GAINS           (LOSSES)           VALUE
                                                                      ----                -----           --------           -----
                                                                                            DECEMBER 31, 1998
                                                                 -------------------------------------------------------------------
       U. S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                                $12,621,891       $    76,979        $   (16,387)       $12,682,483
       Obligations of states and political
         subdivisions                                                684,580             3,832                 --            688,412
       Mutual funds                                                  937,809                              (61,957)           875,852
       Restricted investment -
         Federal Home Loan Bank stock                                966,700                --                 --            966,700
       Equity securities                                             609,500                --                 --            609,500
                                                                 -----------       -----------        -----------        -----------
                                                                 $15,820,480       $    80,811        $   (78,344)       $15,822,947
                                                                 ===========       ===========        ===========        ===========

3.     LOANS

       Major classifications of loans are as follows:

                                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                                     1999                1998
                                                                                                     ----                ----
                                                                                                         (Thousands)
       Real estate loans:
         Construction and land development                                                          $ 12,594            $ 8,297
         Secured by farmland                                                                             909              1,163
         Secured by 1-4 family residential                                                            60,860             53,430
         Other real estate                                                                            52,096             49,814
       Commercial and industrial loans (except those secured by real estate)                          19,590             16,933
       Loans to individuals for personal expenditures                                                 35,105             30,284
       All other loans                                                                                 4,894              4,620
                                                                                                   ---------          ---------
                   Total loans                                                                     $ 186,048          $ 164,541
       Less:  Unearned income                                                                            224                416
                 Allowance for loan losses                                                             2,390              1,853
                                                                                                   ---------          ---------
                   Net loans                                                                       $ 183,434          $ 162,272
                                                                                                   =========          =========

       The following schedule summarizes the changes in the allowance for loan losses:

                                                                                                  NINE MONTHS        NINE MONTHS
                                                                                                     ENDING             ENDING
                                                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                                                      1999               1998
                                                                                                      ----               ----
                                                                                                   (THOUSANDS)
       Balance at beginning of year                                                                  $ 1,853            $ 1,655
       Provision charged against income                                                                  640                450
       Recoveries                                                                                         42                 21

       Loans charged off                                                                                 145                212
                                                                                                     -------            -------
       Balance at end of year                                                                        $ 2,390            $ 1,914
                                                                                                     =======            =======

       Nonperforming assets consist of the following:

                                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                                       1999              1998
                                                                                                       ----              ----
                                                                                                             (Thousands)
       Nonaccrual loans                                                                                $ 152              $ 539
       Restructured loans                                                                                 --                 --
                                                                                                     -------            -------
                   Total non-performing loans                                                          $ 152              $ 539
       Foreclosed real estate                                                                            122                 57
                                                                                                     -------            -------
                   Total non-performing assets                                                         $ 274              $ 596
                                                                                                     =======            =======

       Total loans past due 90 days or more and still accruing were $510 thousand on September 30, 1999 and $951 thousand on December 31, 1998.

4.     EARNINGS PER SHARE

       The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all periods reported have been restated giving effect to stock splits.

                                                                SEPTEMBER 30, 1999                  DECEMBER 31, 1998
                                                                                  PER SHARE                          PER SHARE
                                                                 SHARES             AMOUNT            SHARES            AMOUNT
                                                                 ------             ------            ------            ------
       Basic earnings per share                                1,809,779             $ 1.13        1,857,282             $ 1.31
                                                                                     ======                              ======

       Effect of dilutive securities, stock options               16,542                              18,359
                                                                  ------                              ------

       Diluted earnings per share                              1,826,321             $ 1.12        1,875,641             $ 1.30
                                                               =========             ======        =========             ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     Net Income. Net income for the three months ended September 30, 1999 increased 8.7% to $815,000 from $750,000 for the three months ended September 30, 1998. The increase in net income was primarily due to increases in net interest income that more than offset increases in total other expenses and decreases in total other income.

     Net Interest Income. Net interest income increased $470,000 or 18.7% to $2.98 million for the three months ended September 30, 1999 compared to $2.51 million for the three months ended September 30, 1998. The increase was primarily due to growth in total interest income of $580,000 as compared to an increase in total interest expense of only $111,000.

     Interest Income. Total interest income grew $580,000 or 14.8% to $4.49 million for the three months ended September 30, 1999 compared to $3.91 million for the three months ended September 30, 1998. The increase was a result of increases in loan originations. Interest and fees on loans increased $557,000 or 16.4%.

     Interest Expense. Total interest expense increased $111,000 or 7.9% to $1.51 million for the three months ended September 30, 1999 from $1.40 million for the three months ended September 30, 1998. This was due to an increase in interest expenses on Federal Home Loan Bank advances of $188,000 that was only partially offset by a decrease in interest expense on deposits.

     Provision for Loan Losses. The provision for loan losses was $180,000 for the three months ended September 30, 1999 and for the three months ended September 30, 1998. The amount of the provision for loan loss for the third quarter of 1999 and 1998 was determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurance, however, that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

     Other Income. Total other income decreased by $28,000 or 5.2% from $523,000 for the three months ended September 30, 1998 to $495,000 for the three months ended September 30, 1999. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: fiduciary, service charges, and other fee income. The decrease resulted from reduced gains on securities AFS of $16,000 and a reduction in trust department income of $15,000 which were not offset by increases in service charges on deposit accounts and other service charges, commissions and fees.

     Other Expenses. Total other expenses increased 10.0% or $191,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. During that same periods salaries and benefits increased $41,000, bank card expenses increased $38,000 and other operating expenses increased $97,000.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     Net Income. Net income for the nine months ended September 30, 1999 increased 8.0% to $2.04 million from $1.89 million for the nine months ended September 30, 1998. The increase in net income was primarily due to increases in net interest income and total other income that more than offset increases in total other expenses and provisions for loan losses.

     Net Interest Income. Net interest income increased $1.06 million or 14.6% to $8.33 million for the nine months ended September 30, 1999 compared to $7.27 million for the nine months ended September 30, 1998. The increase was primarily due to growth in total interest income of $1.64 million as compared to an increase in total interest expense of only $579,000.

     Interest Income. Total interest income grew $1.64 million or 14.5% to $12.9 million for the nine months ended September 30, 1999 compared to $11.3 million for the nine months ended September 30, 1998. The increase was a result of increases in loan originations. Interest and fees on loans increased $1.64 million or 17.1%.

     Interest Expense. Total interest expense increased $579,000 or 14.5% to $4.56 million for the nine months ended September 30, 1999 from $3.99 million for the nine months ended September 30, 1998. This was primarily due to an increase in interest expenses on Federal Home Loan Bank advances of $646,000.

     Provision for Loan Losses. The provision for loan losses was $640,000 for the nine months ended September 30, 1999 and $450,000 for the nine months ended September 30, 1998. The amount of the provision for loan loss for the first nine months of 1999 and 1998 was determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurance, however, that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

     Other Income. Other income increased by $130,000 or 9.3% from $1.40 million for the nine months ended September 30, 1998 to $1.53 million for the nine months ended September 30, 1999. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: fiduciary, service charges, and other fee income. The increase was the result of increases in trust department income of $24,000, service charges on deposit accounts of $101,000 and other service charges, commissions and fees of $25,000, that more than offset decreases in other areas.

     Other Expenses. Other expenses increased 11.2% or $633,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The majority of this increase resulted from increases in salaries and benefits of $281,000, bank card expenses of $101,000 and net occupancy expense of premises of $49,000.

COMPARISON OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 FINANCIAL CONDITION

     Total assets were $243 million at September 30, 1999, an increase of 10.7% or $23 million from $220 million at December 31, 1998. Balance sheet categories reflecting significant changes include loans, deposits, and Federal Home Loan advances. Each of these categories is discussed below.

     Loans. Net loans were $183.4 million at September 30, 1999, which represents an increase of $21.2 million or 13.1% from $162.3 million at December 31, 1998.

     Deposits. On September 30, 1999, total deposits had increased $12.4 million or 6.9% to $191.6 million from $179.2 million at December 31, 1998. Most of the growth was in non-interest bearing demand deposits, which increased $4.6 million and time deposits, which grew $4.6 million.

     Federal Home Loan Advances. Federal Home Loan advances were $28 million at September 30, 1999, which represents an increase of $10 million or 55.6% from $18 million at December 31, 1998.

     Shareholder's Equity. Total shareholders equity was $21.3 million at September 30, 1999 compared to $21.2 million at December 31, 1998 an increase of $101,000 or 0.48%. The relative stability in equity reflects management's desire to increase shareholders' return on equity by minimizing growth in equity. This was accomplished through the acquisition of 50,533 shares of common stock.

CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta.

     While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its funds for existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $19.2 million at September 30, 1999. These assets provide the primary source of liquidity for TFB. In addition, management has designated a substantial portion of the investment portfolio, as available for sale and has an available line of credit with the Federal Home Loan Bank of Atlanta with a borrowing limit of approximately $36 million at September 30, 1999 to provide additional sources of liquidity.

     As of September 30, 1999 the appropriate regulatory authorities have categorized Bankshares and TFB as well capitalized under the regulatory framework for prompt corrective action.

CAPITAL REQUIREMENTS

     The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholder's equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of September 30, 1999 (i) Bankshares' Tier 1 and total risk-based capital ratios were 11.5% and 12.8%, respectively, and (ii) TFB's Tier 1 and total risk-based capital ratios were 11.6% and 12.8%, respectively.

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

     The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of September 30, 1999, TFB had a total risk-based capital ratio of 12.8%, a Tier 1 risk-based capital ratio of 11.6%, and a leverage ratio of 9.1%. TFB was notified by the Federal Reserve Bank of Richmond that, at December 31, 1998, TFB was "well capitalized" under the regulatory framework for prompt corrective action.

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

YEAR 2000 COMPLIANCE

     A great deal of information has been disseminated about the global computer crash that may occur at the beginning of the Year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of TFB. TFB has initiated a Year 2000 plan and has closely monitored the situation by thoroughly assessing systems and programs that may be date sensitive.

     In early 1997, TFB began planning its strategy to address the issue. In 1997, a cross-functional project team was formed to assess and address both internal and external risks associated with Y2K. A readiness plan was developed consisting of six phases:

     In the first phase, the Board adopted policies, procedures, and schedules to address the issue. The Board and senior managers have been regularly updated on their implementation. Officers and associates have been provided internal newsletters outlining TFB's progress and containing information to assist them in responding to customers' questions.

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

     Vendors and correspondent organizations' readiness has been assessed and evaluations will continue until readiness is assured. Every new vendor's readiness is evaluated before contracting. Approximately 95% of TFB's vendors for critical applications have informed TFB that they are fully compliant. The remaining vendors have advised TFB that they are in the testing and validation stage of the process.

     TFB's credit risk related to current commercial customers has been assessed. Organizations with relationships of $100,000 or more with TFB have been contacted and their compliance status evaluated. Their progress will be evaluated on an on-going basis to insure compliance. All new commercial customers are evaluated as a regular part of the lending process.

     Customers are being kept informed of TFB's progress by way of the Internet web site, communications in statements mailed to the customers, updates at branch offices, teller receipts, messages on telephone voice systems, seminars, and presentations at local community meetings. A special Y2K mailing was sent to all customers and shareholders in October 1999. TFB has begun to place advertisements in the local newspapers indicating TFB's Y2K readiness, and radio spot announcements are scheduled beginning in November 1999.

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

     In the third phase, upgrades and replacement systems for all hardware and software were ordered, installed and are operational. Through September 30, 1999, approximately $250,000 was spent on Y2K remediation efforts. It is expected that an additional $20,000 will be required to complete this project.

     Contingency plans for all critical applications were developed to prepare for unforeseen situations. TFB used the same contingency formula on the data processing systems as has been used successfully in previous major system conversions. Staff members have received training and the contingency plans have been tested. Testing will continue through the balance of the year.

     In the fourth phase, in-house testing on the upgrades to the data processing systems was completed successfully in the current environment. M&I Data Services, TFB's outsource service provider, has completed proxy testing under the Y2K environment. Specific testing of transmittals between TFB and M&I Data Services using the Y2K simulated environment has been accomplished successfully. Sungard, TFB's Trust Services outsource partner, has assured TFB that it is Y2K compliant and has provided proxy-testing results. Both vendors have provided TFB with third party validation test results.

     Integration testing has been successfully completed on TFB's electronic funds and reporting systems. The testing of networking system upgrades has been substantially accomplished, and replacements were totally in-place by September 30, 1999. Other non-critical applications have been substantially tested and found to be compliant. TFB continues to monitor its vendors' testing and compliance status.

     In the fifth phase, TFB was reviewed by regulatory authorities to ensure that it has been proceeding with a prudent plan of action for Year 2000 readiness. In late August 1999, TFB submitted substantial data to the Federal Reserve reporting contingency plans, business resumption plans, liquidity plans, customer awareness planning, and testing results for an off-site examination. TFB is on schedule and in compliance with regulatory guidelines and requirements.

     In the sixth phase, which is being implemented throughout the balance of 1999, systems, contingency plans, and business resumption plans will be re-tested and refined.

     Liquidity alternatives have been evaluated, and applications made to outside sources to insure alternative funding for a worst-case scenario of funds shortage. Liquidity will be monitored on a regular basis. Insurance risks have been evaluated and discussed with TFB's insurance carriers.

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

     None.

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

          Exhibit (11) - Not applicable

          Exhibit (27) - Financial Data Schedule (filed herewith)

     (b)  Reports on Form 8-K:

          None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FAUQUIER BANKSHARES, INC.

Date: November 12, 1999             By  /s/ C. Hunton Tiffany
                                        ----------------------------------
                                         C. Hunton Tiffany
                                         President and Chief Executive Officer


Date: November 12, 1999             By  /s/ Diane B. Coppage
                                        ----------------------------------
                                         Diane B. Coppage
                                         Senior Vice President and Treasurer