Form 10-K
period 1999-12-31
FAUQUIER BANKSHARES INC
filed 2000-04-12
CIK 1083643

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO.: 2-25805

                            FAUQUIER BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                   VIRGINIA                               54-1288193
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

     10 COURTHOUSE SQUARE, WARRENTON, VIRGINIA                          20186
     (Address of principal executive offices)                         (Zip Code)

                                 (540) 347-2700
                         (Registrant's telephone number)

        SECURITIES TO BE REGISTERED UNDER SECTION 12(B) OF THE ACT: None


           SECURITIES TO BE REGISTERED UNDER SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $3.13 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X ).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the Company's common shares held by "non-affiliates" of the registrant, based upon the closing sale price of its common shares on the NASDAQ SmallCap Market System, was approximately $25,087,288. Common shares held by each officer, director and holder of 5% or more of the Company's outstanding common shares have been excluded in that such persons or entities may be deemed to be affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. The Company had 1,774,811 shares outstanding as of March 27, 2000.


                      DOCUMENTS INCORPORTATED BY REFERENCE

Portions of the definitive proxy statement for the 2000 annual meeting of share holders to be filed within 120 days of the fiscal year ended December 31, 1999 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page

PART I

     Item 1.  Business                                                         2

     Item 2.  Properties                                                       9

     Item 3.  Legal Proceedings                                               10

     Item 4.  Submission of Matters to a Vote of Security Holders             10

PART II

     Item 5.  Market  for   Bankshares'   Common  Equity  and  Related
              Shareholder Matters                                             10

     Item 6.  Selected Financial Data                                         11

     Item 7.  Management's   Discussion   and  Analysis  of  Financial
              Condition and Results of Operation                              12

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk      26

     Item 8.  Financial Statements and Supplementary Data                     27

     Item 9.  Changes  in  and   Disagreements   With  Accountants  on
              Accounting and Financial Disclosure                             28

PART III

     Item 10. Directors and Executive Officers                                28

     Item 11. Executive Compensation                                          30

     Item 12. Security  Ownership  of  Certain  Beneficial  Owners and
              Management                                                      30

     Item 13. Certain Relationships and Related Transactions                  30

PART IV

     Item 14. Exhibits,  Financial Statement Schedules, and Reports on
              Form 8-K.                                                       30

     Audited Financial Statements                                             30

PART I

ITEM 1.  BUSINESS

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares has issued and outstanding
1,774,037 shares of common stock, par value $3.13 per share, held by approximately 430 holders of record on December 31, 1999.

TFB has six full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Manassas and New Baltimore, in addition to the main office branch located in Warrenton, Virginia. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186.

THE FAUQUIER BANK

TFB's general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately sixty
(60) miles southwest of Washington, D.C.

TFB provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Fund. The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other consumer financing. TFB provides automated teller machine
(ATM) cards, as a part of the Honor and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

TFB operates an Investments and Trust Services Division that was established in 1919. It is staffed with nine professionals that provide personalized services that include investment management, trust, estate settlement, retirement, and brokerage services. During 1999, managed assets increased by $ 2.3 million to $124,453,121 or 2.3%. Similarly, revenue grew by $10,370 to $566,029 or 1.9%.

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

As is the case with banking institutions generally, TFB's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System
("Federal Reserve"). As a Virginia-chartered bank and a member of the Federal Reserve, TFB is supervised and examined by the Federal Reserve and the State Corporation Commission ("SCC"). Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. TFB faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "Competition."

As of December 31, 1999, Bankshares had total consolidated assets of $233.2 million, total consolidated deposits of $187.3 million, and total consolidated shareholders' equity of $21.2 million.

                               LENDING ACTIVITIES

TFB offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small to medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in TFB's market area. TFB's total loans at December 31, 1999 were $183.9 million, or 78.3% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. TFB has no foreign loans or loans for highly leveraged transactions.

TFB's primary market area consists of Fauquier and Prince William Counties, Virginia and the surrounding communities. There is no assurance that this area will experience economic growth. Adverse conditions in any one or more of the industries operating in Fauquier or Prince William Counties or a slow-down in general economic conditions could have an adverse effect on Bankshares (and
TFB).

TFB's loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. Approximately 9.1% of TFB's loan portfolio at December 31, 1999 consisted of commercial loans. The majority of TFB's loans are made on a secured basis. As of December 31, 1999, approximately 69.9% of the loan portfolio consisted of loans secured by mortgages on real estate.

LOANS SECURED BY REAL ESTATE

SINGLE FAMILY RESIDENTIAL LOANS. TFB's single-family residential mortgage loan portfolio consists of conventional loans, with interest rates fixed for 10 years or less and balloon loans with 3, 5, 7, or 10 year maturities and amortized for 30 years or less. As of December 31, 1999, TFB's conventional single-family loans amounted to $64.9 million or 35.3% of the total loan portfolio. Substantially all of TFB's single-family residential mortgage loans are secured by properties located in TFB's service area. The majority of residential mortgage loans originated by TFB are originated under terms and documentation which permit the loans to be sold to the Federal Home Loan Mortgage Corporation ("FHLMC").

Loans with a fixed rate longer than 10 years are sold into the secondary market. TFB does not retain the servicing of sold loans.

TFB requires private mortgage insurance if the principal amount of the loan exceeds 80% of the value of the security property. TFB uses the underwriting guidelines of the PMI provider for loans having a loan-to-value ratio in excess of 80%.

TFB also considers the income of the borrower in determining whether to make single-family residential mortgage loans.

CONSTRUCTION LOANS. The majority of TFB's construction loans are made to individuals to construct a primary residence. Such loans have a maximum term of nine months, have a fixed rate of interest, and have loan-to-value ratios of 80% or less of the appraised value upon completion. TFB requires that permanent financing, with TFB or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion.

TFB also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of such loans consist of loans to selected local developers with whom TFB is familiar to build single-family dwellings on either a pre-sold or speculative basis. TFB limits the number of unsold units under construction. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $62.8 million or 34.1% of total loans and consist principally of commercial loans where real estate constitutes a source of collateral. These loans are secured primarily by owner-occupied properties. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

CONSUMER LOANS

The consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. TFB offers a wide variety of consumer loans, which include installment loans, credit card loans, home equity loans and other secured and unsecured credit facilities. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a five-year amortization schedule.

COMMERCIAL LOANS

TFB's commercial loans include loans to individuals and small to medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure a majority of TFB's commercial loans, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates which vary with the prime lending rate and other financial indexes and will become payable in full in three to five years.

Loan  originations  are  derived  from a number  of  sources,  including  direct
solicitation  by  TFB's  loan  officers,   existing   customers  and  borrowers,
advertising and walk-in customers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. TFB attempts to minimize loan losses through various means. In particular, on larger credits, TFB generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, TFB attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

                               DEPOSIT ACTIVITIES

Deposits are the major source of TFB's funds for lending and other investment activities. TFB considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 75.1% of TFB's total deposits at December 31, 1999. Approximately 24.9% of TFB's deposits as of December 31, 1999 were certificates of deposit. Generally, TFB attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 6.9% of TFB's total deposits as of December 31, 1999 and pay interest at the same rates as certificates of less than $100,000. The majority of the deposits of TFB are generated from Fauquier and Prince William Counties. TFB does not accept brokered deposits.

                                   INVESTMENTS

TFB invests a portion of its assets in U.S. Treasury and U.S. Government corporation and agency obligations, state, county and municipal obligations, mutual funds, FHLB stock, and equity securities. TFB's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. TFB does not engage in any hedging activities.

GOVERNMENT SUPERVISION AND REGULATION

FINANCIAL SERVICES MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act: (i.) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers; (ii.) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies; (iii.) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries; (iv.) provides an enhanced framework for protecting the privacy of consumer information; (v.) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system; (vi.) modifies the laws governing the implementation of the Community Reinvestment Act; (vii.) and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially-related activities.

Bankshares does not believe that the Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of financial institutions that offer a wider variety of financial services than Bankshares currently offers and that can aggressively compete in the markets Bankshares currently serves.

BANK HOLDING COMPANY REGULATION. Bankshares is a one-bank holding company, registered with the Federal Reserve under the Bank Holding Company Act of 1956 ("BHC Act"). As such, Bankshares is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. Bankshares is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve may require pursuant to the BHC Act.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the total voting shares of the bank, (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank, or (iii) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues including the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

The BHC Act generally prohibits Bankshares from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

BANK REGULATION. TFB is chartered under the laws of the Commonwealth of Virginia. The Federal Deposit Insurance Corporation (the "FDIC") insures its deposits to the extent provided by law. TFB is subject to comprehensive regulation, examination and supervision by the Federal Reserve and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. State regulatory authorities also have broad enforcement powers over TFB, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

In 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled

FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

In 1991, the FDIC Improvement Act of 1991 ("FDICIA") was enacted. FDICIA made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implements other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also re-codified current law restricting extensions of credit to insiders under the Federal Reserve Act.

DIVIDENDS. Dividends from TFB constitute the primary source of funds for dividends to be paid by Bankshares. There are various statutory and contractual limitations on the ability of TFB to pay dividends, extend credit, or otherwise supply funds to Bankshares, including the requirement under Virginia banking laws that cash dividends only be paid out of undivided profits and only if such dividends would not impair the capital of TFB. The Federal Reserve also has the general authority to limit the dividends paid by bank holding companies and state member banks, if such payment may be deemed to constitute an unsafe and unsound practice. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. TFB does not expect any of these laws, regulations or policies to materially impact its ability to pay dividends.

EFFECT OF GOVERNMENTAL POLICIES. The earnings and business of Bankshares and TFB are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credits, and deposits, and the interest rates paid on liabilities and received on assets.

ENFORCEMENT POWERS. Congress has provided the Federal Reserve and the FDIC with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

MAXIMUM LEGAL INTEREST RATES. Like the laws of many states, Virginia law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Virginia law. The relative importance of these interest limitation laws to the financial operations of TFB will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

CHANGE OF CONTROL. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of Bankshares may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company. Upon receipt of such notice, the Federal Reserve and the SCC, as the case may be, may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company's or bank's voting stock, or if one or more other control factors set forth in the act are present.

INSURANCE OF DEPOSITS. TFB's deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of such bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 1999 (i) Bankshares' Tier 1 and total risk-based capital ratios were 12.2 % and 13.4%, respectively, and (ii) TFB's Tier 1 and total risk-based capital ratios were 12.2% and 13.5%, respectively.

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

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of December 31, 1999, TFB had a total risk-based capital ratio of 13.5%, a Tier 1 risk-based capital ratio of 12.2%, and a leverage ratio of 8.9%. TFB was notified by the Federal Reserve Bank of Richmond that, at December 31, 1999, TFB was "well capitalized" under the regulatory framework for prompt corrective action.

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

                                   COMPETITION

Bankshares encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, TFB competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that TFB does not currently provide. In addition, many of TFB's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, TFB relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

EMPLOYEES

As of December 31, 1999, Bankshares and TFB employed 78 full-time employees and 27 part-time employees. A collective bargaining unit does not represent the employees. Bankshares and TFB consider relations with employees to be good.

ITEM 2.  PROPERTIES

TFB owns property and operates branches at the following locations:

LOCATION                   LEASE/OWN         RENT (ANNUAL)     EXPIRATION       RENEWAL
---------------------------------------------------------------------------------------------------
Main Office *
P.O. Box 561                 Own                 N/A               N/A            N/A
10 Courthouse Square
Warrenton, VA 20186

Catlett Branch Office
Rt. 28 and 806               Own                 N/A               N/A            N/A
Catlett, VA 20119

Manassas Branch Office
8091 Sudley Rd.              Lease               $41,160           2004           Additional 5 yrs.
Manassas, VA 20109

New Baltimore Office
5119 Lee Highway             Own                 N/A               N/A            N/A
Warrenton, VA 20187

The Plains Office
6464 Main Street             Own                 N/A               N/A            N/A
The Plains, VA 20198

View Tree Office
216 Broadview Avenue         Own                 N/A               N/A            N/A
Warrenton, VA 20186
---------------------------------------------------------------------------------------------------

*    TFB and Bankshares

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation and no litigation was terminated during the fourth quarter of the fiscal year ended December 31, 1999 that, in the opinion of management, may materially impact the financial condition of Bankshares or TFB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bankshares' common shares are traded over the counter on the National Association of Securities Dealers Automated Quote ("NASDAQ") SmallCap Market System under the symbol "FBSS". Bankshares' common shares commenced trading on December 27, 1999.

As of December 31, 1999, there were 1,774,037 outstanding shares of common stock, which is the only class of Bankshares stock. As of December 31, 1999 there were approximately 430 holders of record of Bankshares common stock. On March 19, 1998, Bankshares declared a 2 for 1 stock split. The following sets for the high and low sales prices for Bankshares common shares and the amounts of any cash dividends paid for each full quarterly period within the two most recent fiscal years:

     SEC 10K Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                         1999                     1998                Dividends Per Share
                 ----------------------   ---------------------   --------------------------
                    High       Low           High       Low           1999         1998
                 ----------------------   ---------------------   --------------------------
1st Quarter       $ 19.38    $ 18.50       $ 21.25    $ 18.75         $ 0.13       $ 0.10
2nd Quarter       $ 19.00    $ 18.00       $ 21.50    $ 21.00         $ 0.14       $ 0.11
3rd Quarter       $ 19.00    $ 18.38       $ 22.00    $ 19.00         $ 0.14       $ 0.11
4th Quarter       $ 19.38    $ 17.00       $ 20.00    $ 18.50         $ 0.15       $ 0.13

     Per share data adjusted for splits.


Bankshares' future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Bankshares' ability to pay cash dividends will depend entirely upon TFB's abilities to pay dividends to Bankshares.

Transfer of funds from TFB to Bankshares in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 1999, the aggregate amount of unrestricted funds that could be transferred from TFB to Bankshares without prior regulatory approval totaled $2.2 million.

ITEM 6:  SELECTED FINANCIAL DATA

                                                                  At and for the Year Ended December 31,

(Dollars in thousands, except per share data)     1999            1998             1997             1996              1995
EARNINGS STATEMENT DATA:
Interest income                                   17,129           15,024           13,575           12,547           11,969
Interest expense                                   6,043            5,519            4,751            4,699            4,511
                                              ----------       ----------       ----------       ----------       ----------
Net interest income                               11,086            9,505            8,824            7,848            7,458
Provision for loan losses                            695              535              465              578              430
                                              ----------       ----------       ----------       ----------       ----------
Net interest income after provision
   for loan losses                                10,391            8,970            8,359            7,270            7,028
Noninterest income                                 2,433            2,202            2,217            2,207            2,055
Securities gains (losses)                             --               17               10               78             (108)
Noninterest expense                                9,023            7,708            7,354            6,965            7,066
                                              ----------       ----------       ----------       ----------       ----------
Income before income taxes                         3,801            3,481            3,232            2,590            1,909
     Income taxes                                  1,162            1,039              981              748              568
                                              ----------       ----------       ----------       ----------       ----------
Net income                                         2,639            2,442            2,251            1,842            1,341
                                              ==========       ==========       ==========       ==========       ==========
PER SHARE DATA: (1)
Net income per share, basic                         1.46             1.31             1.18             0.96             0.70
Net income per share, diluted                       1.45             1.30             1.17             0.96             0.70
Cash dividends                                      0.56             0.45             0.35             0.26             0.21
Average basic shares outstanding               1,802,165        1,857,282        1,913,008        1,912,328        1,911,648
Average diluted shares outstanding             1,818,132        1,875,641        1,921,073        1,916,513        1,911,648
Book value at period end                           11.95            11.52            10.97            10.08             9.37

BALANCE SHEET DATA:

Total Assets                                     233,208          220,026          184,442          173,416          167,239
Loans, net                                       181,503          162,272          128,153          114,280           98,814
Investment securities                             18,779           22,791           27,946           41,705           49,604
Deposits                                         187,273          179,217          161,869          152,938          148,283
Shareholders' equity                              21,204           21,177           20,978           19,270           17,921

PERFORMANCE RATIOS:
Net interest margin(2)                              5.35%            5.35%            5.45%            5.16%            5.09%
Return on average assets                            1.14%            1.21%            1.27%            1.09%            0.82%
Return on average equity                           12.50%           11.60%           11.62%            9.86%            7.63%
Dividend payout                                    34.34%           34.10%           29.70%           27.00%           29.90%
Efficiency ratio(3)                                63.51%           65.90%           65.80%           68.30%           73.00%

ASSET QUALITY RATIOS:
Allowance for loan losses to period
  end loans, net                                    1.24%            1.13%            1.27%            1.18%            1.16%
Nonperforming loans to allowance for
  loan losses                                       5.49%           35.96%           38.93%           50.03%           51.09%
Net charge-offs to average loans                    0.15%            0.23%            0.22%            0.28%            0.32%

CAPITAL AND LIQUIDITY RATIOS:
Leverage                                            8.80%            9.70%           11.90%           11.10%           10.90%
Risk Based Capital Ratios:
Tier 1 capital                                     12.20%           13.10%           16.40%           16.50%           16.70%
Total capital                                      13.40%           14.30%           17.70%           17.70%           17.80%


(1) Amounts have been restated to reflect a two-for-one stock split during 1998 and a four-for-one stock split during 1996.

(2) Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Corporation's net yield on its earning assets.

(3) Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and non-interest income.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is qualified in its entirety by the more detailed information and the financial statements and notes thereto appearing elsewhere in this Form 10-K. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of Bankshares, are generally identifiable by use of the words "believe," "expect." "intend," "anticipate," "estimate," "project" or similar expressions. Bankshares' ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of Bankshares include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Bankshares' market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

INTRODUCTION

This discussion is intended to focus on certain financial information regarding Bankshares and TFB. The purpose of this discussion is to provide the reader with a more thorough understanding of the financial statements. This discussion should be read in conjunction with the financial statements and accompanying notes contained elsewhere herein.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. Also, management is not aware of any current recommendations by its regulatory authorities that would have a material effect on liquidity, capital resources or operations. TFB's internal sources of liquidity are deposits, loan repayments and securities available for sale. TFB's primary external source of liquidity is advances from the Federal Home Loan Bank of Atlanta.

OVERVIEW

The reported results of Bankshares are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Net interest income is the largest component of net income, and consists of the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is primarily affected by the volume, interest rates and composition of interest-earning assets and interest-bearing liabilities.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Net income of $2.6 million in 1999, was an 8.1% increase from 1998 net income of $2.4 million. Earnings per share (EPS) on a fully diluted basis were $1.45 in 1999 compared to $1.30 in 1998. Profitability as measured by return on average equity increased from 11.6% in 1998 to 12.5% in 1999. Certain non-recurring expenses associated with a misappropriation of cash of $288,000, net of tax, reduced 1999 earnings and return on average equity by 9.9% and 13.9%, respectively. Bankshares has undertaken an aggressive investigation of the loss. The Bank's counsel has reviewed the Bank's insurance coverage with respect to the loss and, subject to further results of the ongoing investigation, is preliminarily of the view that the loss is within the coverage afforded. Any recovery under the policy will be recognized as income in the year received.

NET INTEREST INCOME. Total interest income grew $2.1 million or 14.1% to $17.1 million in 1999 from $15.0 million in 1998. This increase was primarily the result of loan growth. Loan receivables grew 11.9% or $19.2 million from December 31, 1998 to December 31, 1999. Loan growth was funded by an increase in deposits of $8.1 million, a $5 million increase in Federal Home Loan Bank advances and a reduction of $4.0 million in the investment portfolio. Total interest expense grew by $524,000 or 9.5% to $6.0 million in 1999 from $5.5 million in 1998.

Net interest income for 1999 increased $1.6 million or 16.7% to $11.1 million for the year ended December 31, 1999 from $9.5 million for the year ended December 31, 1998. This increase was accomplished through a rise in total average earning assets from $185.7 million in 1998 to $215.2 million in 1999. The percentage of average earning assets to total assets increased slightly in 1999 to 92.9% from 92.0%. The Bank's net interest margin remained constant in 1999 at 5.35%.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $695,000 for 1999 and $535,000 for 1998. The amount of the provision for loan loss for 1999 and 1998 was determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

NON-INTEREST INCOME. Total other income increased by $214,000 or 9.7% from $2.2 million for 1998 to $2.4 million for 1999. Other income is primarily derived from non-interest fee income, which consists primarily of fiduciary fees, service charges, and other fee income. In 1999, the increase stemmed from an $83,000 increase in other service charges, commissions and fees, a $143,000 increase in service charges on deposit accounts and a $10,000 increase in trust department income. These increases were partially offset by $22,000 decrease in gains on sales of securities and other operating income in 1999.

NON-INTEREST EXPENSE. Total other operating expenses increased $1.3 million or 17.1% in 1999 from 1998. The primary components of the increase were an increase in salaries and employees' benefits of $532,000, partially due to the staffing of the Manassas branch opened in 1999, and a $437,000 non-recurring miscellaneous non-loan charge resulting from a misappropriation of cash. Also, net occupancy and furniture and equipment expense increased by $139,000 during 1999.

INCOME TAXES. Income tax expense increased by $123,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998. The effective tax rates were 30.6% for 1999 and 29.9% for 1998. The effective tax rate differs from the statutory federal income tax rate of 34% due to TFB's investment in tax-exempt securities.

The following table presents a quarterly summary of earnings for the last two years. In 1999, quarterly income increased in the first three quarters and declined during the fourth quarter. The reduction in fourth quarter earnings was due primarily to the aforementioned non-recurring expenses associated with a misappropriation of cash. In 1998, earnings exhibited stable growth, particularly strong in the third quarter, due to increased earnings from operations.

                                    EARNINGS
                                 (In Thousands)

                                        Three Months Ended 1999                      Three Months Ended 1998
                               ------------------------------------------  ------------------------------------------
                                Dec. 31    Sep. 30    June 30    Mar. 31    Dec. 31    Sep. 30    June 30    Mar. 31
                               ------------------------------------------  ------------------------------------------
Interest income                 $4,231     $4,494     $4,387     $4,017     $3,752     $3,914     $3,790     $3,569
Interest expense                 1,479      1,510      1,486      1,568      1,534      1,399      1,314      1,271
                                ------     ------     ------     ------     ------     ------     ------     ------
Net interest income              2,752      2,984      2,901      2,449      2,218      2,515      2,476      2,297
Provision for loan losses           49        180        225        241        145        180        135         75
                                ------     ------     ------     ------     ------     ------     ------     ------
Net interest income after
     provision for loan losses   2,703      2,804      2,676      2,208      2,073      2,335      2,341      2,222
Other income                       902        495        519        516        810        523        444        442
Other expense                    2,735      2,103      2,102      2,084      1,951      1,912      1,979      1,866
                                ------     ------     ------     ------     ------     ------     ------     ------
Income before income taxes         871      1,196      1,093        641        933        945        805        798
Income tax expense                 269        381        302        210        287        195        301        256
                                ------     ------     ------     ------     ------     ------     ------     ------
Net income                      $  602     $  815     $  791     $  431     $  645     $  750     $  504     $  542
                                ======     ======     ======     ======     ======     ======     ======     ======
Net income per share, basic     $ 0.33     $ 0.45     $ 0.44     $ 0.24     $ 0.35     $ 0.40     $ 0.27     $ 0.29
Net Income per share, diluted   $ 0.33     $ 0.45     $ 0.43     $ 0.24     $ 0.34     $ 0.40     $ 0.27     $ 0.29

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

NET INTEREST INCOME. Total interest income and fees on loans grew $1.4 million or 10.7% to $15.0 million for the year ended December 31, 1998 from $13.6 million for the year ended December 31, 1997. The increase was primarily the result of loan growth of 26.6% or $34.1 million from December 31, 1997. An increase in deposits of $17.3 million and an increase of $18 million in long-term fixed rate Federal Home Loan Bank advances primarily funded the loan growth.

Total interest expense increased $768,000 or 16.2% to $5.5 million in 1998 from $4.8 million in 1997. This was due to an increase of 12.3% or $16.2 million in the average balance of interest-bearing liabilities in 1998 from 1997.

Net interest income increased by $682,000 or 7.7% to $9.5 million in 1998 from $8.8 million in 1997. The increase was the result of high loan growth increasing average interest-earning assets by 6.3% or $12.6 million partially offset by an increase in interest-bearing liabilities.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $535,000 for 1998 and $465,000 for 1997. The amount of the provision for loan loss for 1998 and 1997 was determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

NON-INTEREST INCOME. Total other income decreased by $9,000 or .4% in 1998. The primary components of other income are fiduciary, service charges on deposit accounts and other fee income. Fiduciary income increased by $34,000 during 1998 from $522,000 to $556,000. Furthermore, service charges on deposit accounts grew by 1.8% or $19,000 and gains on sales of securities increased $7,000 during 1998. These increases were offset by a decline in other operating income of $48,000 from $54,000 in 1997 to $6,000 in 1998.

NON-INTEREST EXPENSE. Other expense increased 4.8% or $355,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. During the same periods salaries and benefits increased $122,000, while all other expenses increased $233,000.

INCOME TAXES. Income tax expense increased by $58,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. The effective tax rates were 29.9% for 1998 compared to 30.4% in 1997. The effective rate differs from the statutory federal income tax rate of 34% due to TFB's investment in tax-exempt securities

COMPARISON OF DECEMBER 31, 1999 AND DECEMBER 31, 1998 FINANCIAL CONDITION

Total assets were $233.2 million at December 31, 1999, an increase of 6.0% or $13.2 million from $220 million at December 31, 1998. Balance sheet categories reflecting significant changes included investment securities, total loans, deposits, and Federal Home Loan Bank advances. Each of these categories is discussed below.

INVESTMENT SECURITIES. Total investment securities amounted to $18.8 million at December 31, 1999, reflecting a decrease of $4.0 million from $22.8 million at December 31, 1998. The decrease was primarily reinvested into loans. At December 31,1999, the investment securities portfolio was segregated into available for sale of $13.4 million and held to maturity of $5.4 million. The valuation allowance for the available for sale portfolio had an unrealized loss of $557,433 at December 31, 1999 compared to $11,281 at December 31, 1998.

LOANS. Total net loan balance after allowance for loan losses was $181.5 million at December 31, 1999, which represents an increase of $19.2 million or 11.9% from $162.3 million as of December 31, 1998. The majority of this increase was reflected in the real estate ($15.6 million) and consumer installment ($3.5 million) loan categories. The bulk of growth in real estate loans was split between commercial ($4.6 million) and 1-4 family residential ($11.4 million) loans. The majority of consumer installment loans were comprised of automobile loans. TFB's loans are made primarily to customers located within its local trade area.

DEPOSITS. For the year ended December 31, 1999, total deposits grew $8.1 million or 4.5%. The majority of the growth was in interest-bearing demand deposits that increased by $5.5 million and time deposits that increased $3.9 million. Non-interest bearing deposits declined by $1.4 million.

FHLB ADVANCES. Amounts borrowed from the FHLB of Atlanta increased from $18 million or 9.7% of earning assets at December 31, 1998 to $23 million or 10.7% of earning assets. The increased borrowings from the FHLB was to support high loan growth surpassing deposit growth. The term structure of the advances borrowed was 10 years with a 5 year call option for $13 million and the remaining $10 million has a 6 month maturity and matures March, 2000.

ASSET QUALITY

Non-performing loans, in most cases, consist of loans for which the accrual of interest has been discontinued. Management evaluates loans that are 90 days or more past due in addition to loans that have suffered financial distress to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency.

Nonaccrual loans totaled approximately $125,000 or .06% of total loans at December 31, 1999, as compared to $666,000 or .41% of total loans at December 31, 1998. Non-performing loans as a percentage of the allowance for loan losses were 5.5% and 36.0% at December 31, 1999 and 1998, respectively.

There are no loans other than those disclosed above as either non-performing or impaired where known information about the borrower caused management to have serious doubts about the borrower's ability to comply with the contractual repayment obligations. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. There are no concentrations of loans to borrowers engaged in similar activities that exceed 10% of total loans of which management is aware.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $21.2 million at December 31, 1999. Equity remained constant with December 31, 1998, reflecting management's desire to increase shareholders' return on equity by minimizing growth in equity. During the first quarter of 1998, the company initiated a Dutch Auction self-tender offer to buy back shares directly from shareholders. As a result of this action, Bankshares bought back 60,238 shares, as adjusted for the two for one stock split, (3.2% of shares outstanding on December 31, 1997) for $1.2 million. Exclusive of the Dutch Auction, Bankshares initiated an open market buyback program in 1998, through which it has bought back an additional 83,713 shares at a cost of $1,596,000. Furthermore, the securities portfolio valuation account increased its unrealized loss after tax to $368,000 at December 31, 1999 compared to an unrealized loss of $7,000 at December 31, 1998.

Banking regulations have established minimum capital requirements for financial institutions including risk-based capital ratios and leveraged ratios. As of December 31, 1999, the appropriate regulatory authorities have categorized Bankshares and TFB as well capitalized under the regulatory framework for prompt corrective action.

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds.

Cash and amounts due from depository institutions and federal funds sold totaled $25.0 million at December 31, 1999. These assets provide the primary source of liquidity for TFB. In addition, management has designated a substantial portion of the investment portfolio, ($13.4 million) as available for sale and has an available line of credit with the Federal Home Loan Bank of Atlanta with a borrowing limit of approximately $37 million at December 31, 1999 to provide additional sources of liquidity.

CERTAIN STATISTICAL INFORMATION

The following schedules present, for the period indicated, certain financial and statistical information, or a specific reference as to the location of the required disclosures elsewhere herein.

                                                                  At and for the Year Ended December 31,

(Dollars in thousands, except per share data)     1999            1998             1997             1996              1995
EARNINGS STATEMENT DATA:
Interest income                                   17,129           15,024           13,575           12,547           11,969
Interest expense                                   6,043            5,519            4,751            4,699            4,511
                                              ----------       ----------       ----------       ----------       ----------
Net interest income                               11,086            9,505            8,824            7,848            7,458
Provision for loan losses                            695              535              465              578              430
                                              ----------       ----------       ----------       ----------       ----------
Net interest income after provision
   for loan losses                                10,391            8,970            8,359            7,270            7,028
Noninterest income                                 2,433            2,202            2,217            2,207            2,055
Securities gains (losses)                             --               17               10               78             (108)
Noninterest expense                                9,023            7,708            7,354            6,965            7,066
                                              ----------       ----------       ----------       ----------       ----------
Income before income taxes                         3,801            3,481            3,232            2,590            1,909
     Income taxes                                  1,162            1,039              981              748              568
                                              ----------       ----------       ----------       ----------       ----------
Net income                                         2,639            2,442            2,251            1,842            1,341
                                              ==========       ==========       ==========       ==========       ==========
PER SHARE DATA: (1)
Net income per share, basic                         1.46             1.31             1.18             0.96             0.70
Net income per share, diluted                       1.45             1.30             1.17             0.96             0.70
Cash dividends                                      0.56             0.45             0.35             0.26             0.21
Average basic shares outstanding               1,802,165        1,857,282        1,913,008        1,912,328        1,911,648
Average diluted shares outstanding             1,818,132        1,875,641        1,921,073        1,916,513        1,911,648
Book value at period end                           11.95            11.52            10.97            10.08             9.37

BALANCE SHEET DATA:

Total Assets                                     233,208          220,026          184,442          173,416          167,239
Loans, net                                       181,503          162,272          128,153          114,280           98,814
Investment securities                             18,779           22,791           27,946           41,705           49,604
Deposits                                         187,273          179,217          161,869          152,938          148,283
Shareholders' equity                              21,204           21,177           20,978           19,270           17,921

PERFORMANCE RATIOS:
Net interest margin(2)                              5.35%            5.35%            5.45%            5.16%            5.09%
Return on average assets                            1.14%            1.21%            1.27%            1.09%            0.82%
Return on average equity                           12.50%           11.60%           11.62%            9.86%            7.63%
Dividend payout                                    34.34%           34.10%           29.70%           27.00%           29.90%
Efficiency ratio(3)                                63.51%           65.90%           65.80%           68.30%           73.00%

ASSET QUALITY RATIOS:
Allowance for loan losses to period
  end loans, net                                    1.24%            1.13%            1.27%            1.18%            1.16%
Nonperforming loans to allowance for
  loan losses                                       5.49%           35.96%           38.93%           50.03%           51.09%
Net charge-offs to average loans                    0.15%            0.23%            0.22%            0.28%            0.32%

CAPITAL AND LIQUIDITY RATIOS:
Leverage                                            8.80%            9.70%           11.90%           11.10%           10.90%
Risk Based Capital Ratios:
Tier 1 capital                                     12.20%           13.10%           16.40%           16.50%           16.70%
Total capital                                      13.40%           14.30%           17.70%           17.70%           17.80%


(1) Amounts have been restated to reflect a two-for-one stock split during 1998 and a four-for-one stock split during 1996.

(2) Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Corporation's net yield on its earning assets.

(3) Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and non-interest income.

The following table sets forth information relating to Bankshares' average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively, for the periods presented.

       AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
                                 (In Thousands)

                                                        1999                          1998                          1997
------------------------------------------------------------------------------------------------------------------------------------
                                           Average     Income/   Average  Average    Income/   Average  Average    Income/   Average
ASSETS:                                    Balances    Expense     Rate   Balances   Expense     Rate   Balances   Expense    Rate
------------------------------------------------------------------------------------------------------------------------------------
  Loans
    Taxable                                 $169,731   $ 14,780   8.71%   $141,265   $ 12,706   8.99%   $123,737   $ 11,225    9.07%
    Tax-exempt (1)                             4,357        429   9.85%      4,102        373   9.09%        525         59   11.24%
    Nonaccrual                                   770          0     --         724         --     --          84         --      --
                                            --------   --------           --------   --------           --------   --------
       Total Loans                          $174,858   $ 15,209   8.70%   $146,091   $ 13,079   8.95%   $124,346   $ 11,284    9.07%
                                            --------   --------           --------   --------           --------   --------
  Securities
    Taxable                                 $ 25,477   $  1,510   5.93%   $ 24,250   $  1,464   6.04%   $ 32,274   $  1,881    5.83%
    Tax-Exempt (1)                             2,888        245   8.48%      4,435        323   7.28%   $  4,662   $    377    8.09%
                                            --------   --------           --------   --------           --------   --------
       Total Securities                     $ 28,365   $  1,755   6.19%   $ 28,685   $  1,787   6.23%   $ 36,936   $  2,258    6.11%
                                            --------   --------           --------   --------           --------   --------
  Deposits in banks                         $    666   $     32   4.80%   $  1,791   $     89   4.97%   $    181   $     10      --
  Federal funds sold                        $ 11,317   $    562   4.97%   $  9,126   $    493   5.40%   $  2,849   $    155    5.44%
                                            --------   --------           --------   --------           --------   --------
       Total Earning Assets                 $215,206   $ 17,558   8.16%   $185,693   $ 15,448   8.32%   $164,312   $ 13,707    8.34%
                                                       ========                      ========                      ========

  Less: Reserve for loan losses               (2,213)                       (1,808)                       (1,718)
  Cash and due from banks                      9,704                         9,593                         7,417
  Bank premises and equipment, net             5,268                         5,494                         5,607
  Other assets                                 3,783                         2,808                         3,107
                                            --------                      --------                      --------
       Total Assets                         $231,748                      $201,780                      $178,725
                                            ========                      ========                      ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits                         $ 33,906   $     --           $ 30,721   $     --           $ 27,135   $     --
                                            --------   --------           --------   --------           --------   --------
    NOW accounts                            $ 37,349   $    544   1.46%   $ 33,186   $    661   1.99%   $ 30,207   $    610    2.02%
    Money market accounts                     36,390      1,297   3.56%     37,958      1,509   3.98%     29,259      1,078    3.68%
    Savings accounts                          33,220        973   2.93%     29,920      1,038   3.47%     29,685      1,020    3.44%
    Time deposits                             46,683      2,164   4.64%     40,266      1,970   4.89%     36,282      1,788    4.93%
                                            --------   --------           --------   --------           --------   --------
      Total Interest-Bearing Deposits       $153,642   $  4,978   3.24%   $141,330   $  5,178   3.66%   $125,433   $  4,496    3.58%
    Federal funds purchased and
         securities sold under
         agreements to repurchase                  0          0                  3          0   0.00%        401         17    4.24%
    Federal Home Loan Bank advances           20,733      1,065   5.14%      6,726        341   5.07%      4,155        238    5.73%
                                            --------   --------           --------   --------           --------   --------
       Total Interest-Bearing Liabilities   $174,375   $  6,043   3.47%   $148,059   $  5,519   3.73%   $129,989   $  4,751    3.65%
                                            --------   --------           --------   --------           --------   --------
  Other Liabilities                         $  2,348                      $  1,967                      $  1,546
                                            --------                      --------                      --------
  Shareholders' Equity                      $ 21,119                      $ 21,033                      $ 20,055
                                            --------                      --------                      --------
       Total Liabilities & Shareholders'
           Equity                           $231,748                      $201,780                      $178,725
                                            ========                      ========                      ========
Net interest spread                                    $ 11,515   4.69%              $  9,929   4.59%              $  8,956    5.42%
                                                       ========                      ========                      ========
Interest expense as a percent of average
      earning assets                                              2.81%                         2.97%                          2.89%
Net interest margin                                               5.35%                         5.35%                          5.45%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2) Non-accrual loan balances are included in the calculation of average balances.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares' for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (changes in volume multiplied by old rate); and changes in rates (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume.

                              RATE/VOLUME VARIANCE
                                 (In Thousands)

                                                           1999 Compared to 1998                     1998 Compared to 1997
                                                    -------------------------------------    -------------------------------------
                                                                  Due to        Due to                      Due to       Due to
                                                     Change       Volume         Rate          Change       Volume        Rate
                                                    ----------   ----------   -----------    -----------  -----------   ----------
INTEREST INCOME:
Loans; taxable                                         $2,074       $2,438         ($364)        $1,481       $1,620        ($139)
Loans; tax-exempt                                          56           24            32            314          323           (9)
Securities; taxable                                        46           72           (26)          (417)        (488)          71
Securities; tax-exempt                                    (78)        (148)           70            (54)         (18)         (36)
Deposits in banks                                         (57)         (54)           (3)            79           80           (1)
Federal funds sold                                         69          103           (34)           338          339           (1)
                                                    ----------   ----------   -----------    -----------  -----------   ----------
     Total Interest Income                             $2,110       $2,435         ($325)        $1,741       $1,856        ($115)
                                                    ----------   ----------   -----------    -----------  -----------   ----------

INTEREST EXPENSE:
NOW accounts                                            ($117)        $104         ($221)           $51          $60          ($9)
Money market accounts                                    (212)         (60)         (152)           431          338           93
Savings accounts                                          (65)         158          (223)            18            9            9
Time deposits                                             194          286           (92)           182          197          (15)
Federal funds purchased and securities
   sold under agreements to repurchase                      0            0             0            (17)         (17)           0
Federal Home Loan Bank Advances                           724          719             5            103          127          (24)
                                                    ----------   ----------   -----------    -----------  -----------   ----------
     Total Interest Expense                              $524       $1,207         ($683)          $768         $714          $54
                                                    ----------   ----------   -----------    -----------  -----------   ----------
Net Interest Income                                    $1,586       $1,228          $358           $973       $1,142        ($169)
                                                    ==========   ==========   ===========    ===========  ===========   ==========

LOAN PORTFOLIO

At December 31, 1999 and 1998 net loans accounted for 77.8% and 73.8%, respectively, of total assets and was the largest category of Bankshares' earning assets.

Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectable after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

Bankshares adopted FASB No. 114, "Accounting by Creditors for Impairment of a Loan." This statement has been amended by FASB No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." FASB No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the fair value of the collateral. FASB No. 114, as amended also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

Bankshares considers all consumer installment loans and residential mortgage loans to be homogenous loans. These loans are not subject to impairment under FASB No. 114. A loan is considered impaired when it is probable that TFB will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not be impaired if it is in the process of collection or there is an insignificant shortfall in payment. An insignificant delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payment generally do not indicate an impairment situation, if in management's judgement the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as an impaired loan under FASB No. 114. Charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible, as is the case for all loans.

Loans are placed on non-accrual status specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless such loans are well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 1999, 1998, 1997, 1996, and 1995.

                                 LOAN PORTFOLIO
                                 (In Thousands)

                                                                                 December 31,
                                              ------------------------------------------------------------------------------------
                                                  1999              1998             1997              1996              1995
                                              -------------     -------------    --------------    -------------     -------------
 Loans secured by real estate:
 Construction and land development                $ 11,746          $  8,297          $  6,998         $  9,617          $  8,058
  Secured by farmland                                  903             1,163             1,449            1,345               700
  Secured by 1-4 family residential                 64,921            53,430            42,120           34,145            27,547
  Nonfarm, nonresidential loans                     50,988            49,814            34,513           36,354            32,421
Loans to farmers (except secured
  by real estate)                                        0                 0                 0               51                63
Commercial and industrial loans
  (except those secured by real estate)             16,689            16,933            15,844           12,689            12,810
Loans to individuals (except those
  secured by real estate)                           33,787            30,284            24,417           21,119            18,586
All other loans                                      4,868             4,620             5,176            1,147               486
                                              -------------     -------------    --------------    -------------     -------------
      Total loans                                  183,902           164,541           130,517          116,467           100,671

Less:  Unearned discount                              (115)             (416)             (709)            (722)             (675)
                                              -------------     -------------    --------------    -------------     -------------
     Total Loans, Net                             $183,787          $164,125          $129,808         $115,745           $99,996
                                              =============     =============    ==============    =============     =============

The following table sets forth certain information with respect to the Bank's non-accrual, restructured and past due loans, as well as foreclosed assets, for the periods indicated:

             NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE
                                 (In Thousands)

                                                                   Years ended December 31,
                                      -----------------------------------------------------------------------------------
                                          1999              1998             1997             1996              1995
                                      -------------     -------------    -------------    -------------     -------------
Nonaccrual loans                              $125              $666             $551             $733              $621
Restructured loans                               0                 0                0                0                 0
Other real estate owned                          0                57              199              477               778
                                      -------------     -------------    -------------    -------------     -------------
  Total Non-Performing Assets                 $125              $723             $750           $1,210            $1,399
                                      =============     =============    =============    =============     =============
Loans past due 90 days
  accruing interest                           $170              $951             $491              $21              $195
                                      =============     =============    =============    =============     =============

Allowance for loan losses to
  total loans at period end                  0.07%             0.41%            0.43%            0.59%             0.62%

Non-performing assets to
  period end loans and other
  real estate owned                          0.05%             0.33%            0.41%            0.67%             1.51%


Potential Problem Loans: At December 31, 1999, Management is not aware of any significant problem loans not included in table.

SUMMARY OF LOAN LOSS EXPERIENCE

ANALYSIS OF LOAN LOSS EXPERIENCE. The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans, and current economic conditions. Management periodically reviews the loan portfolio to determine probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Additions to the allowance for loan losses, which are recorded as the provision for loan losses on Bankshares' statements of earnings, are made monthly to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan-loss experience, the amount of loan losses actually charged off or recovered during a given period and current national and local economic conditions.

At December 31, 1999, 1998, 1997, 1996, and 1995 the allowance for loan losses was $2,284,000, $1,853,000, $1,655,000, $1,465,000, and $1,181,000 respectively.

The following table summarizes TFB's loan loss experience for each of the last five years ended December 31, 1999, 1998, 1997, 1996, and 1995, respectively:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)

                                                                     Year Ended
                                                                    December 31,
                                                ------------------------------------------------
                                                 1999      1998      1997       1996      1995
                                                ------    ------    ------     ------    ------
Allowance for Loan Losses, January 1            $1,853    $1,655    $1,465     $1,181    $1,050
                                                ------    ------    ------     ------    ------
Loans Charged-Off:
    Commercial, financial and
      agricultural                                 217       108       176        128       176
    Real estate-construction
      and development                                0         0         0          0         0
    Real estate-mortgage                             0        40         0         40       116
    Consumer                                       110       223       187        225        97
                                                ------    ------    ------     ------    ------
      Total Loans Charged-Off                   $  327    $  371    $  363     $  393    $  389
                                                ------    ------    ------     ------    ------
Recoveries:
    Commercial, financial and
      agricultural                                  18         6         7         51         6
    Real estate-construction
      and development                                0         0         0          0         0
    Real estate-mortgage                             4         0         0          1         7
    Consumer                                        41        29        81         47        77
                                                ------    ------    ------     ------    ------
      Total Recoveries                          $   63    $   35    $   88     $   99    $   90
                                                ------    ------    ------     ------    ------
      Net Charge-Offs                           $  264    $  336    $  275     $  294    $  299
                                                ------    ------    ------     ------    ------
Provision for Loan Losses                       $  695    $  534    $  465     $  578    $  430
                                                ------    ------    ------     ------    ------
Allowance for Loan Losses, December 31          $2,284    $1,853    $1,655     $1,465    $1,181
                                                ======    ======    ======     ======    ======
    Ratio of Net Charge-Offs
    to Average Loans:                             0.15%     0.23%     0.22%      0.27%     0.31%
                                                ======    ======    ======     ======    ======

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES. The following table allocates the allowance for loan losses at December 31, 1999, 1998, 1997, 1996, and 1995 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)

                                         1999                      1998                       1997
                               ------------------------   ------------------------  -------------------------
                                Allowance   Percentage     Allowance   Percentage    Allowance   Percentage
                                 for Loan    of Total       for Loan    of Total     for Loan     of Total
                                  Losses       Loans         Losses      Loans        Losses       Loans
                               -----------  -----------   ----------- ------------  ----------- ------------
Commercial                     $     895          9.08%    $     714       10.29%       $  777        12.14%
Agricultural                                      0.00%                     0.00%                      0.00%
Real Estate:
   Construction                                   6.39%                     5.04%                      5.36%
   Secured by Farmland                            0.49%                     0.71%                      1.11%
   1-4 Family Residential            264         35.32%          160       32.47%          274        32.27%
   Other Real Estate                             27.74%                    30.27%                     26.44%
Consumer                           1,125         18.38%          979       18.41%          604        18.71%
All Other Loans                                   2.65%                     2.81%                      3.97%
                               ---------     ---------     ---------   ---------        ------    ---------
                               $   2,284        100.00%    $   1,853      100.00%       $1,655       100.00%
                               =========     =========     =========   =========        ======    =========
                                        1996                         1995
                               ------------------------     ------------------------
                                Allowance   Percentage       Allowance   Percentage
                                 for Loan    of Total         for Loan    of Total
                                  Losses       Loans           Losses      Loans
                               -----------  -----------     ----------- ------------
Commercial                      $     522       10.89%        $  605        12.73%
Agricultural                                     0.04%                       0.06%
Real Estate:
   Construction                                  8.26%                       8.01%
   Secured by Farmland                           1.15%                       0.70%
   1-4 Family Residential             293       29.32%           249        27.36%
   Other Real Estate                            31.21%                      32.20%
Consumer                              650       18.13%           327        18.46%
All Other Loans                                  1.00%                       0.48%
                                ---------      ------         ------       ------
                                $   1,465      100.00%        $1,181       100.00%
                                =========      ======         ======       ======

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 1999:

                       MATURITY SCHEDULE OF SELECTED LOANS
                                 (In Thousands)

                                                         1 Year
                                               WIthin    Within     After
                                               1 Year    5 Years   5 Years    Total
                                              -------    -------   -------   -------
Commercial and industrial loans                 7,724      7,963     1,002    16,689
Construction Loans                              9,157      2,378       211    11,746
                                              -------    -------   -------   -------
                                              $16,881    $10,341   $ 1,213   $28,435
                                              =======    =======   =======   =======
For maturities over one year:
       Floating rate loans                               $ 9,205   $   486   $ 9,691
       Fixed rate loans                                    1,136       727     1,863
                                                         -------   -------   -------
                                                         $10,341   $ 1,213   $11,554
                                                         =======   =======   =======

INVESTMENT PORTFOLIO

At December 31, 1999, 1998 and 1997, the carrying values of the major classifications of securities were as follows:

                              INVESTMENT PORTFOLIO
                                 (In Thousands)

                                            Available for Sale (1)                     Held to Maturity (1)
                                     -----------------------------------       -----------------------------------
                                       1999          1998          1997          1999         1998           1997
                                     -------       -------       -------       -------       -------       -------
U.S. Treasury and other U.S.
   Government agencies and
   Corporations                      $10,639       $13,170       $14,723       $ 2,885       $ 4,230       $ 6,665
States and political subdivisions        682           688           689         2,491         2,738         3,241
Mutual funds                             810           862         1,039
Restricted investment - Federal
   Home Loan Bank stock                1,150           967           967
Other securities                         122           122           622
                                     -------       -------       -------       -------       -------       -------
Total                                $13,403       $15,809       $18,040       $ 5,376       $ 6,968       $ 9,906
                                     =======       =======       =======       =======       =======       =======

(1) Amounts for held-to-maturity securities are based on amortized cost. Amounts for available-for-sale securities are based on fair value.

MATURITY OR NEXT RATE ADJUSTMENT DATE

The following is a schedule of maturities or next rate adjustment date and related weighted average yields of securities at December 31, 1999:

                 MATURITY DISTRIBUTION AND YIELDS OF SECURITIES
                                 (in Thousands)

                                     Due in one year    Due after 1        Due after 5       Due after 10 years
                                        or less       through 5 years    through 10 years   and Equity Securities      Total
                                    ----------------  -----------------  -----------------  --------------------  -----------------
                                    Amount    Yield   Amount     Yield   Amount     Yield     Amount     Yield    Amount     Yield
                                    -------  -------  -------   -------  -------   -------    -------   -------   -------   -------
SECURITIES HELD TO MATURITY:
Obligations of U.S. government
      corporations and agencies       1,522    6.26%    1,363     6.44%        0     0.00%          0     0.00%     2,885     5.86%
Obligations of states and political
      subdivisions, taxable               0    0.00%        0     0.00%        0     0.00%          0     0.00%         0     0.00%
                                    -------           -------            -------              -------             -------
      Total taxable                   1,522             1,363                  0                    0               2,885
Obligations of states and political
      subdivisions, tax-exempt          100    5.98%    2,391     6.49%        0     0.00%          0     0.00%     2,491     6.47%
                                    -------           -------            -------              -------             -------
      Total                         $ 1,622           $ 3,754            $     0              $     0             $ 5,376
                                    -------           -------            -------              -------             -------
SECURITIES AVAILABLE FOR SALE:
Obligations of U.S. government
      corporations and agencies     $ 1,568    5.34%  $ 6,540     6.39%  $   504     6.54%    $ 2,027     6.25%    10,639     6.22%
Obligations of states and political
      subdivisions, taxable               0    0.00%      474     7.10%        0     0.00%          0     0.00%       474     7.10%
Other taxable securities                  0    0.00%        0     0.00%        0     0.00%      2,082     6.51%     2,082     6.51%
                                    -------           -------            -------              -------             -------
      Total taxable                 $ 1,568           $ 7,014            $   504              $ 4,109             $13,195
                                    -------           -------            -------              -------             -------
Obligations of states and political
      subdivisions, tax-exempt            0    0.00%      208     9.44%        0     0.00%          0     0.00%       208     9.44%
                                    -------           -------            -------              -------             -------
      Total                         $ 1,568           $ 7,222            $   504              $ 4,109             $13,403
                                    -------           -------            -------              -------             -------
TOTAL SECURITIES:                   $ 3,190           $10,976            $   504              $ 4,109             $18,779
                                    =======           =======            =======              =======             =======

Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

DEPOSITS

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

                             DEPOSITS AND RATES PAID
                                 (In Thousands)

                                                           December 31,
                               -----------------------------------------------------------------------
                                        1999                     1998                     1997
                               ---------------------   ---------------------   -----------------------
                                Amount        Rate       Amount       Rate       Amount         Rate
                                ------       ------      ------      ------      ------        ------
Noninterest-bearing            $ 33,906                 $ 30,721                $ 25,325
                               --------                 --------                --------
Interest-bearing:
    NOW accounts                 37,349       1.46%       33,186      1.99%       30,207       2.02%
    Money market accounts        36,390       3.56%       37,958      3.98%       29,259       3.68%
    Regular savings accounts     33,220       2.93%       29,920      3.47%       29,685       3.44%
    Time deposits                46,683       4.64%       40,266      4.89%       36,282       4.93%
                               --------                 --------                --------
Total interest-bearing         $153,642       3.24%     $141,330      3.66%     $125,433       3.58%
                               --------                 --------                --------
Total deposits                 $187,548                 $172,051                $150,758
                               ========                 ========                ========

 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 1999:


                      MATURITIES OF CERTIFICATES OF DEPOSIT
                  AND OTHER TIME DEPOSITS OF $100,000 AND MORE
                                 (In Thousands)

                                 Within        Three to         Six to           One to          Over
                                 Three            Six           Twelve            Five           Five
                                 Months         Months          Months           Years           Years           Total
                                 ------         ------          ------           -----           -----           -----
At December 31, 1999            $ 3,679         $ 2,609         $ 2,994         $ 3,670         $     0         $12,952
                                =======         =======         =======         =======         =======         =======

BORROWED FUNDS

LONG-TERM   BORROWINGS.   Amounts  and  weighted  average  rates  for  long-term
borrowings for 1999, 1998 and 1997 are as follows:

                                 BORROWED FUNDS
                                 (in Thousands)

                            December 31, 1999            December 31, 1999        December 31, 1999
-------------------------------------------------------------------------------------------------------
                          Amount          Rate          Amount         Rate      Amount          Rate
-------------------------------------------------------------------------------------------------------
FHLB Advances            $23,000          5.57%        $18,000        5.19%          --            --

SHORT-TERM BORROWINGS. This information is not required, as the average amount of borrowings during the period did not exceed 30% of shareholders' equity.

CAPITAL

Bankshares and TFB are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Bankshares' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bankshares and TFB must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Bankshares' and TFB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and TFB to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of December 31, 1999 that Bankshares and TFB meet all capital adequacy requirements to which they are subject.

Bankshares and TFB exceeded their regulatory capital ratios, as set forth in the following table:

                            RISK BASED CAPITAL RATIOS
                                 (In Thousands)

                                                                       December 31,
                                                          -------------------------------------
                                                                1999                1998
                                                          -----------------    ----------------
Tier 1 Capital:
    Shareholders' Equity                                     $ 21,204             $ 21,122

Tier 2 Capital:
    Allowable Allowance for Loan Losses                         2,178                1,853

    Total Capital:                                           $ 23,382             $ 22,975

    Risk Weighted Assets:                                    $174,493             $160,664

Risk Based Capital Ratios:
     Tier 1 to Risk Weighted Assets                             12.20%               13.10%

     Total Capital to Risk Weighted Assets                      13.40%               14.30%

IMPACT OF INFLATION AND CHANGING PRICES

The  consolidated  financial  statements and the  accompanying  notes  presented elsewhere in this document, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contract, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. Because Bankshares and TFB do not use these derivative instruments and strategies, management does not expect the adoption of this Statement to have any effect on earnings or financial position.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

TFB monitors exposure to gradual changes in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in equity from gradual changes in interest rates of 200 basis points over 12 months is 15% and 10%, respectively. Management has maintained a risk position well within these guideline levels during 1999.

The following tables present TFB's market value changes in equity under various rate scenarios as of December 31, 1999 and 1998.

                                   MARKET RISK

------------------------------------------------------------------------------------------------------------------------------
1999                           Percentage      Market         Minus      Current        Plus        Market       Percantage
(Dollars in thousands)           Change      Value Change    200 pts    Fair Value    200 pts     Value Change     Change
------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                0.16%            23         14,033       14,010       13,987          (23)        -0.16%
Securities                        5.19%           974         19,727       18,753       18,011         (742)        -3.96%
Loans receivable                  6.20%        11,210        192,039      180,829      170,901       (9,928)        -5.49%
                                               ------        -------      -------      -------      -------
Total rate sensitive assets       5.72%        12,207        225,799      213,592      202,899      (10,693)        -5.01%
Other assets                      0.00%            --         18,915       18,915       18,915           --          0.00%
                                               ------        -------      -------      -------      -------
Total assets                      5.25%        12,207        244,714      232,507      221,814      (10,693)        -4.60%
                                               ======        =======      =======      =======      =======
Rate sensitive deposits           3.17%         5,626        183,370      177,744      172,542       (5,202)        -2.93%
Borrowed funds                    8.78%         1,997         24,744       22,747       21,891         (856)        -3.76%
Other liabilities                 0.00%            --          1,731        1,731        1,731           --          0.00%
                                               ------        -------      -------      -------      -------
Total liabilities                 3.77%         7,623        209,845      202,222      196,164       (6,058)        -3.00%
Present Value Equity             15.14%         4,584         34,869       30,285       25,650       (4,635)       -15.30%
                                               ------        -------      -------      -------      -------
Total liabilities and equity      5.25%        12,207        244,714      232,507      221,814      (10,693)        -4.60%
                                               ======        =======      =======      =======      =======
------------------------------------------------------------------------------------------------------------------------------
1998                           Percentage      Market         Minus      Current        Plus        Market       Percantage
(Dollars in thousands)           Change      Value Change    200 pts    Fair Value    200 pts     Value Change     Change
------------------------------------------------------------------------------------------------------------------------------
Securities                        4.09%           936         23,802       22,866       21,915         (951)        -4.16%
Loans receivable                  5.07%         8,233        170,720      162,487      155,040       (7,447)        -4.58%
                                               ------        -------      -------      -------      -------
Total rate sensitive assets       4.95%         9,169        194,522      185,353      176,955       (8,398)        -4.53%
Other assets                      0.00%            --         34,964       34,964       34,964           --          0.00%
                                               ------        -------      -------      -------      -------
Total assets                      4.16%         9,169        229,486      220,317      211,919       (8,398)        -3.81%
                                               ======        =======      =======      =======      =======
Rate sensitive deposits           3.45%         5,902        177,059      171,157      166,406       (4,751)        -2.78%
Borrowed funds                   14.14%         2,589         20,898       18,309       17,148       (1,161)        -6.34%
Other liabilities                 0.00%            --          1,632        1,632        1,632           --          0.00%
                                               ------        -------      -------      -------      -------
Total liabilities                 4.44%         8,491        199,589      191,098      185,186       (5,912)        -3.09%
Present Value Equity              2.32%           678         29,897       29,219       26,733       (2,486)        -8.51%
                                               ------        -------      -------      -------      -------
Total liabilities and equity      4.16%         9,169        229,486      220,317      211,919       (8,398)        -3.81%
                                               ======        =======      =======      =======      =======

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITOR'S REPORT

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                               WARRENTON, VIRGINIA

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1999

                                 C O N T E N T S

                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT ON THE

  CONSOLIDATED FINANCIAL STATEMENTS                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                                F-2
  Consolidated statements of income                                          F-3
  Consolidated statements of cash flows                              F-4 and F-5
  Consolidated statements of changes
    in shareholders' equity                                                 F-6
  Notes to consolidated financial statements                            F-7-F-31

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Directors of
  Fauquier Bankshares, Inc. and Subsidiaries
Warrenton, Virginia

     We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

Winchester, Virginia
January 20, 2000, except for Note 21 as
   to which the date is February 28, 2000

                       FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                               December 31, 1999 and 1998

                                                                                               DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                       1999                        1998
                                                                                   -------------              ------------
          ASSETS
Cash and due from banks                                                            $ 10,697,343               $  9,868,240
Interest-bearing deposits in other banks                                                278,123                  3,680,430
Federal funds sold                                                                   14,010,000                 13,182,000
Securities (fair value: 1999, $18,752,504;
 1998, $22,852,212)                                                                  18,779,388                 22,777,053
Loans, net of allowance for loan losses of $2,284,348 in 1999
 and $1,853,150 in 1998                                                              181,503,312               162,272,291
Bank premises and equipment, net                                                       5,594,248                 5,879,737
Accrued interest receivable                                                            1,097,562                 1,084,500
Other real estate                                                                             --                    56,944
Other assets                                                                           1,247,649                 1,225,180
                                                                                    ------------              ------------
          Total assets                                                              $233,207,625              $220,026,375
                                                                                    ============              ============
          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Deposits:
   Noninterest-bearing                                                              $ 33,045,513              $ 34,438,128
   Interest-bearing                                                                  154,227,161               144,779,014
                                                                                    ------------              ------------
          Total deposits                                                            $187,272,674              $179,217,142
   Federal Home Loan Bank advances                                                    23,000,000                18,000,000
   Dividends payable                                                                     265,770                   238,910
   Other liabilities                                                                   1,464,826                 1,393,487
   Commitments and contingent liabilities                                                     --                        --
                                                                                    ------------              ------------
          Total liabilities                                                         $212,003,270              $198,849,539
                                                                                    ============              ============

SHAREHOLDERS' EQUITY
 Common stock, par value, $3.13 per share; 8,000,000 shares authorized;
  issued and outstanding, 1999, 1,774,037 shares; 1998, 1,837,770 shares            $  5,552,736              $  5,752,220
 Retained earnings                                                                    16,019,525                15,432,062
 Accumulated other comprehensive (loss)                                                 (367,906)                   (7,446)
                                                                                    ------------              ------------
          Total shareholders' equity                                                $ 21,204,355              $ 21,176,836
                                                                                    ------------              ------------
          Total liabilities and shareholders' equity                                $233,207,625              $220,026,375
                                                                                    ============              ============

See Notes to Consolidated Financial Statements.

                  FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
       For Each of the Three Years in the Period Ended December 31, 1999

                                                                                     YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------------------
                                                                           1999                1998                1997
                                                                       -----------         -----------         -----------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                            $14,862,821         $12,765,916         $11,279,165
 Interest on investment securities:
   Taxable interest income                                                 214,773             338,217             455,783
   Interest income exempt from federal income taxes                        113,316             142,827             199,347
 Interest and dividends on securities available for sale:
   Taxable interest income                                               1,201,235           1,037,353           1,362,679
   Interest income exempt from federal income taxes                         48,551              70,493              49,774
   Dividends                                                                93,664              87,950              62,334
 Interest on federal funds sold                                            561,842             492,677             155,531
 Interest on deposits in other banks                                        32,478              88,862               9,960
                                                                       -----------         -----------         -----------
     Total interest and dividend income                                $17,128,680         $15,024,295         $13,574,573
                                                                       -----------         -----------         -----------
INTEREST EXPENSE
 Interest on deposits                                                  $ 4,977,353         $ 5,178,122         $ 4,495,621
 Interest on Federal Home Loan Bank advances                             1,065,369             340,579             238,065
 Interest on federal funds purchased                                            --                 160              17,474
                                                                       -----------         -----------         -----------
     Total interest expense                                            $ 6,042,722         $ 5,518,861         $ 4,751,160
                                                                       -----------         -----------         -----------
     Net interest income                                               $11,085,958         $ 9,505,434         $ 8,823,413
 Provision for loan losses                                                 695,000             534,675             465,000
                                                                       -----------         -----------         -----------
     Net interest income after provision for loan losses               $10,390,958         $ 8,970,759         $ 8,358,413
                                                                       -----------         -----------         -----------
OTHER INCOME
 Trust Department income                                               $   566,029         $   555,659         $   522,190
 Service charges on deposit accounts                                     1,189,526           1,046,625           1,065,328
 Other service charges, commissions and fees                               676,675             593,832             575,295
 Gains on securities available for sale                                         --              16,673              10,142
 Other operating income                                                        877               5,829              54,361
                                                                       -----------         -----------         -----------
     Total other income                                                $ 2,433,107         $ 2,218,618         $ 2,227,316
                                                                       -----------         -----------         -----------

OTHER EXPENSES

 Salaries and employees' benefits                                      $ 3,718,435         $ 3,186,240         $ 3,046,243
 Net occupancy expense of premises                                         437,293             336,768             387,107
 Furniture and equipment                                                   830,603             792,402             883,089
 Other operating expenses                                                4,036,795           3,393,369           3,037,217
                                                                       -----------         -----------         -----------
     Total other expenses                                              $ 9,023,126         $ 7,708,779         $ 7,353,656
                                                                       -----------         -----------         -----------

     Income before income taxes                                        $ 3,800,939         $ 3,480,598         $ 3,232,073

Income tax expense                                                       1,161,999           1,039,053             981,510
                                                                       -----------         -----------         -----------

     Net income                                                        $ 2,638,940         $ 2,441,545         $ 2,250,563
                                                                       ===========         ===========         ===========

EARNINGS PER SHARE, BASIC                                              $      1.46         $      1.31         $      1.18
                                                                       ===========         ===========         ===========
EARNINGS PER SHARE, assuming dilution                                  $      1.45         $      1.30         $      1.17
                                                                       ===========         ===========         ===========

See Notes to Consolidated Financial Statements.

                  FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       For Each of the Three Years in the Period Ended December 31, 1999


                                                                        YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                            1999                1998                 1997
                                                        ------------        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                             $  2,638,940        $  2,441,545         $ 2,250,563
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                              764,862             773,863             824,725
   Provision for loan losses                                 695,000             534,675             465,000
   Provision for other real estate                             6,000              30,000              40,000
   Deferred tax (benefit)                                   (154,757)           (40,964)             (81,861)
   (Gain) on securities available for sale                        --            (16,673)             (10,142)
   (Gain) loss on other real estate                               23             (1,127)             (11,954)
   (Gain) on sale of premises and equipment                     (877)            (8,590)              (2,861)
   Net premium amortization on investment securities          58,477             29,272               62,537
   Changes in assets and liabilities:
   (Increase) decrease in other assets                       304,919           (537,700)            (178,567)
   Increase (decrease) in other liabilities                   71,339            (10,284)             339,447
                                                        ------------        ------------         ------------
     Net cash provided by operating activities          $  4,383,926        $  3,194,017         $  3,696,887
                                                        ------------        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of securities available for sale    $         --        $  2,734,130          $ 9,918,783
 Proceeds from maturities, calls and principal
  payments of investment securities                        1,588,605           3,424,859            3,450,904
 Proceeds from maturities, calls and principal
  payments of securities available for sale               17,271,037          14,562,054            8,175,688
 Purchase of investment securities                                --            (499,250)             (25,000)
 Purchase of securities available for sale               (15,466,607)        (14,932,919)          (7,623,455)
 Proceeds from sale of premises and equipment                    877               8,590                2,861
 Proceeds from sale of other real estate owned               175,175             121,368              249,991
 Purchase of premises and equipment                         (479,373)           (497,738)          (1,281,972)
 Net (increase) in loans                                 (20,050,275)        (34,661,912)         (14,337,988)
                                                        ------------        ------------         ------------
     Net cash (used in) investing activities            $(16,960,561)       $(29,740,818)        $ (1,470,188)
                                                        ------------        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, NOW accounts
  and saving accounts                                   $  4,134,077        $ 13,797,360         $  6,590,565
 Net increase in certificates of deposit                   3,921,455           3,550,678            2,340,206
 Net increase in Federal Home Loan Bank advances           5,000,000          18,000,000                   --
 Cash dividends paid                                        (978,308)           (784,188)            (620,539)
 Issuance of common stock                                     42,286                  --                   --
 Acquisition of common stock                              (1,288,079)         (1,498,508)                  --
                                                        ------------        ------------         ------------
     Net cash provided by financing activities          $ 10,831,431        $ 33,065,342         $  8,310,232
                                                        ------------        ------------         ------------
     Increase (decrease) in cash and cash equivalents   $ (1,745,204)       $  6,518,541         $ 10,536,931

CASH AND CASH EQUIVALENTS
 Beginning                                                26,730,670          20,212,129            9,675,198
                                                        ------------        ------------         ------------
 Ending                                                 $ 24,985,466       $  26,730,670         $ 20,212,129
                                                        ============       =============         ============


See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
        For Each of the Three Years in the Period Ended December 31, 1999

                                                                                       YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------
                                                                                   1999           1998          1997
                                                                               -----------     ----------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for:
  Interest                                                                     $6,115,327     $5,432,911     $4,739,123
                                                                               ==========     ==========     ==========

  Income taxes                                                                 $1,281,000     $1,287,248     $1,021,000
                                                                               ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES

 Other real estate acquired in settlement of loans                             $  124,254     $   17,267     $       --
                                                                               ==========     ==========     ==========

  Unrealized gain (loss) on securities available for sale, net                 $ (546,152)    $  146,625     $  190,270
                                                                               ==========     ==========     ==========

See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
   For Each of the Three Years in the Period Ended December 31, 1999

                                                                                           ACCUMULATED
                                                                                             OTHER
                                                                                             COMPRE-      COMPRE-
                                                   COMMON       CAPITAL       RETAINED       HENSIVE      HENSIVE
                                                   STOCK        SURPLUS       EARNINGS       (LOSS)       INCOME           TOTAL
                                                ----------    ----------   -----------       ---------    --------     -----------
BALANCE, DECEMBER 31, 1996                      $5,978,150    $1,207,680   $12,305,012       $(220,723)                $19,270,119
 Comprehensive income:
  Net income                                            --            --     2,250,563              --    $2,250,563     2,250,563
 Other comprehensive income (loss) net of tax:
  Unrealized holding gains on securities
   available for sale, net of deferred income
    taxes of $68,139                                    --            --            --              --       132,273            --
  Less reclassification adjustment, net
   of income taxes of $3,448                            --            --            --              --         (6,694)          --
                                                                                                           ---------
 Other comprehensive income, net of tax                 --            --            --          125,579    $  125,579      125,579
                                                                                                           ----------
 Total comprehensive income                             --            --            --               --    $2,376,142           --
                                                                                                           ==========
 Cash dividends ($0.35 per share)                       --            --      (668,363)              --                   (668,363)
                                                ----------    ----------   -----------       ---------                 -----------
 BALANCE, DECEMBER 31, 1997                     $5,978,150    $1,207,680   $13,887,212       $ (95,144)                $20,977,898
  Comprehensive income:
   Net income                                           --            --     2,441,545              --    $2,441,545     2,441,545
  Other comprehensive income (loss) net of tax:
   Unrealized holding gains on securities
    available for sale, net of deferred income
    taxes of $50,847                                    --            --            --              --        98,702            --
   Less reclassification adjustment, net
    of income taxes of $5,669                           --            --            --              --       (11,004)           --
                                                                                                          ----------
  Other comprehensive income, net of tax                --            --            --          87,698    $   87,698        87,698
                                                                                                          ----------
  Total comprehensive income                            --            --            --              --    $2,529,243            --
                                                                                                          ==========
  Cash dividends ($0.45 per share)                      --            --      (831,797)             --                    (831,797)
  Change in par value from $6.25 to
   $3.13 per share                                   9,264        (9,264)           --              --                          --
  Acquisition of 75,238 shares of
   common stock                                   (235,194)   (1,198,416)      (64,898)             --                  (1,498,508)
                                                ----------    ----------   -----------       ---------                 -----------
 BALANCE, DECEMBER 31, 1998                     $5,752,220    $       --   $15,432,062       $  (7,446)                $21,176,836
  Comprehensive income:
   Net income                                           --            --     2,638,940              --    $2,638,940     2,638,940
  Other comprehensive income (loss) net of tax,
   unrealized holding losses on securities
   available for sale, net of deferred income
   taxes of $185,692                                    --            --            --        (360,460)     (360,460)     (360,460)
                                                                                                          ----------
 Total comprehensive income                             --            --            --              --    $2,278,480            --
                                                                                                          ==========
 Cash dividends ($0.56 per share)                       --            --    (1,005,168)            --                   (1,005,168)
 Acquisition of 68,213 shares of
  common stock                                    (213,507)           --    (1,074,572)            --                   (1,288,079)
 Exercise of stock options                          14,023            --        28,263             --                       42,286
                                                ----------    ----------   -----------       ---------                 -----------
 BALANCE, DECEMBER 31, 1999                     $5,552,736    $       --   $16,019,525       $(367,906)                $21,204,355
                                                ==========    ===========  ===========       =========                 ===========


 See Notes to Consolidated Financial Statements.

                    FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997

NOTE 1.   NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Fauquier Bankshares, Inc. and Subsidiaries (the Corporation) grant commercial, financial, agricultural, residential and consumer loans to customers in Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.

The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. and its wholly-owned subsidiaries, The Fauquier Bank and Fauquier Bank Services, Inc. In consolidation, significant intercompany accounts and transactions have been eliminated.

SECURITIES

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

LOANS

The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation's market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Installment loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANK PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation and amortization are recorded on the accelerated and straight-line methods.

Costs of maintenance and repairs are charged to expense as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate.

INCOME TAXES

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

DEFINED BENEFIT PLAN

The Corporation has a pension plan for its employees. Benefits are generally based upon years of service and the employees' compensation. The Corporation funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury method.

INVESTMENTS AND TRUST SERVICES

Securities and other property held by the Investments and Trust Services Division in a fiduciary or agency capacity are not assets of the Corporation and are not included in the accompanying consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

OTHER REAL ESTATE

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of loan balance or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses.

USE OF ESTIMATES

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

ADVERTISING

The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expense of $215,119, $169,475 and $104,125 were incurred in 1999, 1998 and 1997, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. Because the Company does not use these derivative instruments and strategies, management does not expect the adoption of this Statement to have any effect on earnings or financial position.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   SECURITIES

               The  amortized  cost  of  securities   held  to  maturity,   with
unrealized gains and losses follows:

                                                             DECEMBER 31, 1999
                                   ---------------------------------------------------------------------------
                                                              GROSS             GROSS
                                        AMORTIZED          UNREALIZED        UNREALIZED                FAIR
                                          COST                GAINS           (LOSSES)                 VALUE
                                   -------------------  ----------------    -------------         ------------
Obligations of U.S.
 Government corporations
 and agencies                        $   2,885,488       $      --         $  (22,826)             $ 2,862,662
Obligations of states and
 political subdivisions                  2,490,790           1,693             (5,751)               2,486,732
                                   ---------------      --------------     --------------         -------------
                                     $   5,376,278       $   1,693         $  (28,577)             $ 5,349,394
                                   -===============     ==============     ==============         =------------


                                                              DECEMBER 31, 1998
                                   ---------------------------------------------------------------------------
                                                              GROSS               GROSS
                                        AMORTIZED          UNREALIZED          UNREALIZED             FAIR
                                          COST                GAINS             (LOSSES)              VALUE
                                   -------------------  ----------------    -----------------     ------------
 Obligations of U.S.
  Government corporations
  and agencies                        $   4,229,829       $    25,582         $    (1,844)         $ 4,253,567
 Obligations of states and
  political subdivisions                  2,738,025            51,421                   --           2,789,446
                                   -----------------     ------------         ------------        ------------
                                      $   6,967,854       $    77,003         $    (1,844)         $ 7,043,013
                                   =================     ============         ============        =============

The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

                                                                                            1999

                                                                              ---------------------------------
                                                                                 AMORTIZED               FAIR
                                                                                   COST                  VALUE
                                                                              -----------------     ------------

Due in one year or less                                                          $ 1,622,204         $ 1,614,055
Due after one year through five years                                              3,754,074           3,735,339
                                                                                ------------        ------------
                                                                                 $ 5,376,278         $ 5,349,394
                                                                                ============        ============

The amortized cost of securities available for sale, with unrealized gains and losses follows:


                                                                DECEMBER 31, 1999
                           --------------------------------------------------------------------------------------
                                                              GROSS               GROSS
                                        AMORTIZED          UNREALIZED          UNREALIZED             FAIR
                                          COST                GAINS             (LOSSES)              VALUE
                           ---------------------------   ------------------  ---------------    -----------------
Obligations of U.S.
 Government corporations

  and agencies                       $  11,068,015       $     5,376         $  (434,339)        $  10,639,052
 Obligations of states and
  political subdivisions                   682,719               327                (894)              682,152
 Mutual funds                              937,809               --             (127,903)              809,906
 Restricted investments:
  Federal Home Loan
  Bank stock                             1,150,000               --                 --               1,150,000
 Federal Reserve Bank
  stock                                     72,000               --                 --                  72,000
 Community Bankers'
  Bank stock                                50,000               --                 --                  50,000
                                   ---------------     ---------------       ------------       --------------
                                     $  13,960,543       $     5,703          $ (563,136)       $   13,403,110
                                   ===============     ==============-       ============       ==============


                                                                  DECEMBER 31, 1998
                                   --------------------------------------------------------------------------
                                                                GROSS              GROSS
                                        AMORTIZED            UNREALIZED          UNREALIZED            FAIR
                                          COST                  GAINS             (LOSSES)            VALUE
                                    -----------------   -------------------    --------------   -------------


 Obligations of U.S.
   Government corporations
   and agencies                      $ 13,109,391           $   76,979        $  (16,387)       $ 13,169,983
 Obligations of states and
   political subdivisions                 684,580                3,832               --              688,412
 Mutual funds                             937,809                 --             (75,705)            862,104
 Restricted investments:
   Federal Home Loan
   Bank stock                             966,700                 --                 --              966,700
 Federal Reserve Bank
   stock                                   72,000                 --                 --               72,000
 Community Bankers'
   Bank stock                              50,000                 --                 --               50,000
                                    -------------           ----------        ----------        ------------
                                     $ 15,820,480           $   80,811         $ (92,092)       $ 15,809,199
                                    =============           ==========        ==========        ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.


                                                                       1999
                                                       ---------------------------------
                                                          AMORTIZED             FAIR
                                                             COST               VALUE
                                                       -------------      --------------

 Due in one year or less                                 $ 1,618,214        $ 1,568,115
 Due after one year through five years                     7,359,233          7,222,344
 Due after five years through ten years                      510,155            503,836
 Due after ten years                                       2,263,132          2,026,909
 Mutual funds                                                937,809            809,906
 Equity securities                                         1,272,000          1,272,000
                                                          ----------      -------------
                                                        $ 13,960,543        $ 13,403,110
                                                       =============      ----==========

For the years ended December 31, 1998 and 1997, proceeds from sales of securities available for sale amounted to $2,734,130 and $9,918,783,
respectively.   Gross   realized   gains   amounted  to  $54,249  and   $46,967,
respectively. Gross realized losses amounted to $37,576 and $36,825, respectively. The tax provision applicable to these net realized gains amounted to $5,669 and $3,448, respectively. There were no sales of securities available for sale during 1999.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $3,567,940 and $4,312,134 at December 31, 1999 and 1998, respectively.

NOTE 3.    LOANS

A summary of the balances of loans follows:


                                                                         DECEMBER 31,
                                                              ---------------------------
                                                                1999             1998
                                                              ---------      ------------
                                                                     (Thousands)

 Real estate loans:
   Construction and land development                         $  11,746           $   8,297
   Secured by farmland                                             903               1,163
   Secured by 1-4 family residential                            64,921              53,430
   Other real estate loans                                      50,988              49,814
 Commercial and industrial loans (except
   those secured by real estate)                                16,689              16,933
   Loans to individuals for personal expenditures               33,787              30,284
   All other loans                                               4,868               4,620
                                                             ---------          ----------
     Total loans                                             $ 183,902           $ 164,541
   Less: Unearned income                                           115                 416
     Allowance for loan losses                                   2,284               1,853
                                                             ---------          ----------
     Net loans                                               $ 181,503           $ 162,272
                                                             =========          ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   ALLOWANCE FOR LOAN LOSSES

Analysis of the allowance for loan losses follows:


                                                        1999               1998                1997
                                                  -----------------  ------------------  --------------

 Balance at beginning of year                      $   1,853,150      $   1,654,917       $  1,465,390
 Provision charged to operating expense                  695,000            534,675            465,000
 Recoveries added to the allowance                        63,368             35,032             87,501
 Loan losses charged to the allowance                   (327,170)          (371,474)          (362,974)
                                                  -----------------  --------------      -------------
 Balance at end of year                            $   2,284,348      $   1,853,150       $  1,654,917
                                                  ===============    ===============     ==============

Information about impaired loans is as follows:


                                                           1999                1998
                                                        ---------           ---------

Impaired loans for which an allowance
 has been provided                                       $ 75,933           $ 539,752
Impaired loans for which no allowance
 has been provided                                             --                 --
                                                        ---------          ----------
Total impaired loans                                     $ 75,933           $ 539,752
                                                        =========          ==========
   Allowance provided for impaired loans,
    included in the allowance for loan losses             $ 7,593           $ 100,000
                                                        =========          ==========


                                                            1999                1998               1997
                                                         ----------          ---------          ---------
Average balance in impaired loans                        $ 330,980          $  545,286          $ 644,283
                                                         ==========          =========          =========
Interest income recognized                               $  10,519          $   15,853          $  46,497
                                                         ==========          =========          =========

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $49,534 and $126,704 at December 31, 1999 and 1998, respectively. If interest on these loans had been accrued, such income would have approximated $1,421 and $6,064 for 1999 and 1998, respectively. There were no nonaccrual loans excluded from impaired loan disclosure under FASB 114 at December 31, 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Corporation has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders which amounted to $4,184,901 at December 31, 1999 and $4,396,078 at December 31, 1998. During 1999, total principal additions were $1,585,358 and total principal payments were $1,796,535.

NOTE 6.  BANK PREMISES AND EQUIPMENT, NET

A summary of the cost and accumulated depreciation of premises and equipment follows:

                                                         DECEMBER 31,
                                                 ----------------------------
                                                     1999             1998
                                                 ------------     -----------
 Land                                            $   864,667      $   864,667
 Buildings and improvements                        5,839,444        5,737,359
 Furniture and equipment                           5,721,726        5,343,567
                                                 ------------     -----------
                                                 $12,425,837      $11,945,593
 Less accumulated depreciation and amortization    6,831,589        6,065,856
                                                 ------------     -----------
                                                 $ 5,594,248      $ 5,879,737
                                                 ============     ===========

Depreciation and amortization charged to operations totaled $764,862, $773,863 and $824,725 in 1999, 1998 and 1997, respectively.

NOTE 7.  DEPOSITS

The aggregate amount of time deposits, in denominations of $100,000 or more at December 31, 1999 and 1998 was $12,952,343 and $10,756,134, respectively.

At December 31, 1999, the scheduled maturities of time deposits are as follows:

2000                                                $34,658,371
2001                                                  8,807,196
2002                                                  2,824,518
2003                                                    234,158
                                                    -----------
                                                    $46,524,243
                                                    -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  EMPLOYEE BENEFIT PLANS

The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the three-year period ending December 31, 1999, computed as of October 1st of each respective year:

                                                                   1999                1998                1997
                                                             -----------------   -----------------   -----------------
 CHANGE IN BENEFIT OBLIGATION
   Benefit obligation, beginning                              $   3,086,296       $   2,768,023       $   2,193,845
   Service cost                                                     193,629             191,082             140,968
   Interest cost                                                    229,513             205,697             162,425
   Actuarial (gain) loss                                             19,907             (26,214)            335,902
   Benefits paid                                                   (189,792)            (52,292)            (65,117)
                                                           -----------------   -----------------   -----------------
   Benefit obligation, ending                                 $   3,339,553       $   3,086,296       $   2,768,023
                                                             =================   =================   =================
 CHANGE IN PLAN ASSETS
   Fair value of plan assets, beginning                       $   3,154,626       $   3,111,184       $   2,523,098
   Actual return on plan assets                                     714,230             (65,365)            653,203
   Employer contributions                                                --             161,099                  --
   Benefits paid                                                   (189,792)            (52,292)            (65,117)
                                                             -----------------   -----------------   -----------------
 Fair value of plan assets, ending                            $   3,679,064       $   3,154,626       $   3,111,184
                                                             =================   =================   =================
 FUNDED STATUS                                                $     339,511       $      68,330       $     343,161
   Unrecognized net actuarial (gain)                               (726,229)           (298,972)           (631,080)
   Unrecognized net obligation at transition                       (227,740)           (246,719)           (265,698)
   Unrecognized prior service cost                                   93,201             100,967             108,733
                                                             -----------------   -----------------   -----------------
   Accrued benefit cost included in other liabilities         $    (521,257)     $     (376,394)      $    (444,884)
                                                             ================    ================    ================

The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 1999, 1998 and 1997:

                                                                   1999                1998                1997
                                                             -----------------   -----------------   -----------------
 COMPONENTS OF NET PERIODIC
 BENEFIT COST
   Service cost                                              $      193,629      $      191,082      $      140,968
   Interest cost                                                    229,513             205,697             162,425
   Expected return on plan assets                                  (267,066)           (277,721)           (224,543)
   Amortization of prior service cost                                 7,766               7,766               7,766
   Amortization of net obligation
   at transition                                                    (18,979)            (18,979)            (18,979)
   Recognized net actuarial gain                                        --              (15,236)            (14,301)
                                                             -----------------   -----------------   -----------------
   Net periodic benefit cost                                 $      144,863      $       92,609     $        53,336
                                                             =================   =================   =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The assumptions used in the measurement of the Corporation's benefit obligation are shown in the following table:

                                                                         1999           1998           1997
                                                                      ------------   ------------   ------------
WEIGHTED-AVERAGE ASSUMPTIONS
AS OF DECEMBER 31
  Discount rate                                                          7.5%           7.5%           7.5%
  Expected return on plan assets                                         9.0%           9.0%           9.0%
  Rate of compensation increase                                          5.0%           5.0%           5.0%


The Corporation has a defined contribution retirement plan under Code Section 401(k) of the Internal Revenue Service covering employees who have completed 6 months of service and who are at least 21 years of age. Under the plan a participant may contribute an amount up to 15% of their covered compensation for the year, subject to certain limitations. The Corporation may also make, but is not required to make, a discretionary matching contribution. The amount of this matching contribution, if any, is determined on an annual basis by the Board of Directors. The Corporation made contributions to the plan for the years ended December 31, 1999, 1998 and 1997 of $63,057, $61,566 and $62,868, respectively.

NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

As members of the Federal Reserve System, the Corporation's subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 1999 and 1998, the aggregate amounts of daily average required balances were approximately $3,462,000 and $1,573,000, respectively.

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. The Corporation does not anticipate losses as a result of these transactions.

The Corporation has entered an agreement to invest a minimum of $287,500 in the Virginia Bankers Insurance Center, LLC. As of December 31, 1999, $28,750 had been invested.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  INCOME TAXES

The components of the net deferred tax assets, included in other assets are as follows:

                                                                                  1999                1998
                                                                                --------            ---------

 Deferred tax assets:
   Allowance for loan losses                                                    $625,995             $454,105
   Accrued pension obligation                                                    166,320              127,480
   Interest on nonaccrual loans                                                    1,797               10,130
   Allowance on other real estate owned                                              652               29,667
   Securities available for sale                                                 189,528                3,836
                                                                                --------            ---------
                                                                                $984,292            $ 625,218
                                                                                --------            ---------
 Deferred tax liabilities:
   Accumulated discount accretion                                               $  1,416            $   1,125
   Accumulated depreciation                                                      294,918              276,584
                                                                                --------            ---------
                                                                                $296,334            $ 277,709
                                                                                --------            ---------
                                                                                $687,958            $ 347,509
                                                                                ========            =========

Allocation of federal income taxes between current and deferred portions is as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                1999               1998                1997
                                                             -------------     --------------       ------------
Current tax expense                                           $ 1,316,756         $ 1,080,017        $ 1,063,371
Deferred tax (benefit)                                           (154,757)            (40,964)           (81,861)
                                                             -------------     --------------       ------------
                                                              $ 1,161,999         $ 1,039,053        $   981,510
                                                             =============     ==============       ============

The reasons for the difference between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                                  1999                1998                1997
                                                               ----------          ----------          ----------
Computed "expected" tax expense                                $1,292,319          $1,183,403          $1,098,905
Increase (decrease) in income taxes
  resulting from:
Tax-exempt interest income                                       (116,442)           (109,185)           (134,591)
Other                                                             (13,878)            (35,165)             17,196
                                                               ----------          ----------          ----------
                                                               $1,161,999          $1,039,053           $ 981,510
                                                               ==========          ==========          ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all years reported have been restated giving effect to stock splits. Potential dilutive common stock had no effect on income available to common shareholders.

                                              1999                          1998                           1997
                                -----------------------------------------------------------------------------------------
                                               PER SHARE                      PER SHARE                      PER SHARE
                                   SHARES        AMOUNT           SHARES        AMOUNT           SHARES        AMOUNT
                                ------------  -------------    ------------  -------------     ------------  ------------
Basic earnings per share           1,802,165  $        1.46       1,857,282   $       1.31        1,913,008   $      1.18
                                              =============                  =============                   ============
Effect of dilutive securities,
  stock options                       15,967                         18,359                          8,065
                                ------------                   ------------                    ------------
Diluted earnings per share         1,818,132  $        1.45       1,875,641   $       1.30       1,921,073   $       1.17
                                ============  =============    ============   ============    ============   ============

Options on 61,978 shares of common stock were not included in computing diluted EPS in 1999, because their effects were antidilutive.

NOTE 12.  STOCK OPTION PLANS

STOCK-BASED COMPENSATION PLAN

In 1998, the Corporation adopted an incentive stock option plan under which options may be granted to certain key employees for purchase of the Corporation's stock. The effective date of the plan was April 21, 1998 with a ten-year term. The plan reserves for issuance 200,000 shares of the Corporation's common stock. The stock option plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Corporation, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Grants under the above plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-based compensation plan been determined based on the grant date fair value of awards (the method described in FASB No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                        YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                         1999             1998
                                                     ------------     -----------
Net income                      As reported           $ 2,638,940     $ 2,441,545
                                Pro forma             $ 2,588,042     $ 2,353,600

Earnings per share              As reported           $      1.46     $      1.31
                                Pro forma             $      1.44     $      1.27

Earnings per share -            As reported           $      1.45     $      1.30
   assuming dilution            Pro forma             $      1.42     $      1.25


The  fair  value  of each  grant  is  estimated  at the  grant  date  using  the
Black-Scholes   Option-Pricing   Model  with  the  following   weighted  average
assumptions:

                                                        YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                         1999             1998
                                                     ------------     -----------
 Dividend yield                                            0.60%            0.58%
 Expected life                                           7 years          7 years
 Expected volatility                                      17.88%           15.65%
 Risk-free interest rate                                   6.50%            4.50%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the stock-based compensation plan is presented below:


                                                  1999                                   1998
                                        ----------------------------        -------------------------------
                                                           WEIGHTED                               WEIGHTED
                                                           AVERAGE                                AVERAGE
                                         NUMBER OF         EXERCISE           NUMBER OF           EXERCISE
                                          SHARES             PRICE               SHARES             PRICE
                                        ------------    ------------        -------------      ------------
Outstanding at January 1                    17,977          $ 21.00                 --            $     --
Granted                                     20,481            19.00             17,977               21.00
                                            -------                             -------
Outstanding at December 31                  38,458          $ 19.93             17,977            $  21.00
                                            =======                             =======
Exercisable at end of year                       --                                 --
Weighted-average fair value
per option of options granted
during the year                            $  6.83                             $ 5.90


DIRECTOR COMPENSATION PLANS

The Corporation maintains a Nonemployee Director Stock Option Plan. Under this plan each director who is not an employee of the Corporation or its subsidiary will receive an option grant covering 1,120 shares of Corporation common stock on April 1 of each year during the five-year term of the plan. The first grant under the plan was made on May 1, 1995. The exercise price of awards are fixed at the fair market value of the shares on the date the option is granted. During the term of the plan, a total of 61,600 shares of common stock may be granted. The options granted under the Plan are not exercisable for six months from the date of grant except in the case of death or disability. Options that are not exercisable at the time a director's services on the Board terminates for reason other than death, disability or retirement in accordance with the Corporation's policy will be forfeited.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the director stock option plan is presented below:

                                                 1999                              1998                              1997
                                        ---------------------------      ----------------------------     --------------------------
                                                         WEIGHTED                          WEIGHTED                        WEIGHTED
                                                          AVERAGE                           AVERAGE                         AVERAGE
                                        NUMBER OF        EXERCISE         NUMBER OF        EXERCISE         NUMBER OF      EXERCISE
                                         SHARES            PRICE           SHARES            PRICE           SHARES          PRICE
                                        -----------   -------------      ------------   -------------     -------------  -----------
 Outstanding at January 1                   49,280        $ 12.71           38,080          $ 10.57           24,640        $ 9.52
 Granted                                    12,320          19.50           11,200            20.00           13,440         12.50
 Exercised                                  (4,480)          9.44               --               --              --             --
                                            -------                        -------                           -------
 Outstanding at December 31                 57,120         $ 14.43          49,280          $ 12.71           38,080       $ 10.57
                                            -------                        -------                           -------
 Exercisable at end of year                 57,120         $ 14.43          49,280          $ 12.71           38,080       $ 10.57

The status of the options outstanding as of December 31, 1999 for both the Stock-Based Compensation and Director Compensation Plans is as follows:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          -----------------------------------      -----------------------------------
                                                 Weighted                                  Weighted
     Remaining                                   Average                                    Average
    Contractual              Number              Exercise              Number              Exercise
        Life              Outstanding             Price             Exercisable              Price
    -----------           ---------------    ----------------      ---------------     ---------------
     5.33 years                    8,960              $ 8.75                8,960              $ 8.75
     6.25 years                   11,200               10.13               11,200               10.13
     7.25 years                   13,440               12.50               13,440               12.50
     8.25 years                   11,200               20.00               11,200               20.00
     8.66 years                   17,977               21.00                   --                  --
     9.25 years                   12,320               19.50               12,320               19.50
     9.66 years                   20,481               19.00                   --                  --
                                 -------                                  -------
                                  95,578              $16.64               57,120             $ 14.43
                                 =======                                  =======

The Corporation also maintains a Director Deferred Compensation Plan (the "Deferred Compen- sation Plan"). This plan provides that any non-employee director of the Corporation or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Corporation's common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Corporation's common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.

NOTE 13.  FEDERAL HOME LOAN BANK ADVANCES

The Corporation's fixed-rate debt of $23,000,000 at December 31, 1999 matures through 2008. At December 31, 1999 and 1998, the interest rates ranged from 4.89 percent to 5.95 percent and from 4.89 percent to 5.51 percent, respectively. At December 31, 1999 and 1998, the weighted average interest rates were 5.57 percent and 5.19 percent, respectively.

Advances on the line are secured by all of the Corporation's first lien loans on one-to-four unit single family dwellings. As of December 31, 1999, the book value of these loans totaled approximately $62,131,000. The amount of the available credit is limited to seventy-five percent of qualifying collateral. Any borrowings in excess of the qualifying collateral requires pledging of additional assets.

The contractual maturities of Federal Home Loan Bank advances are as follows:


                                                 DECEMBER 31,
                                        ---------------------------------
                                             1999             1998
                                        ------------      ---------------
 Due in 2000                            $ 10,000,000        $         --
 Due in 2001-2004                                 --                  --
 Thereafter                               13,000,000          18,000,000
                                         -----------          ----------
                                        $ 23,000,000        $ 18,000,000
                                       =============        ============


An advance dated June 19, 1998 has an imbedded call option that gives the Federal Home Loan Bank the option to call after 1 year and quarterly thereafter. The remaining advances also have imbedded call options that give the Federal Home Loan Bank the option to call only on the five-year anniversary date.

NOTE 14.  DIVIDEND LIMITATIONS ON AFFILIATE BANK

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 1999, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $2,194,937.

NOTE 15.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation is party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments and as it does for on-balance-sheet instruments.

At December 31, 1999 and 1998, the following financial instruments were outstanding whose contract amounts represent credit risk:


                                                                     1999                1998
                                                               -----------------   -----------------

Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                                   $ 54,736,121        $ 29,747,714
    Standby letters of credit                                      $  5,183,606        $  4,568,044


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary.

NOTE 16.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH, SHORT-TERM INVESTMENTS AND FEDERAL FUNDS SOLD

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES

For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOAN RECEIVABLES

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

ACCRUED INTEREST

The carrying amounts of accrued interest approximate fair value.

DEPOSIT LIABILITIES

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FEDERAL HOME LOAN BANK ADVANCES

The fair values of the Corporation's Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 1999 and 1998, the carrying amounts and fair values of loan commitments and standby letters of credit were immaterial.

The estimated fair values of the Corporation's financial instruments are as follows:


                                             1999                                     1998
                                    -------------------      ----------------------------------------------------------
                                           CARRYING               FAIR               CARRYING               FAIR
                                            AMOUNT                VALUE               AMOUNT               VALUE
                                    -------------------      ---------------  --------------------   ------------------
                                          (Thousands)                              (Thousands)


Financial assets:
 Cash and short-term
  investments                           $        10,975    $          10,975    $          13,549         $    13,549
Federal funds sold                               14,010               14,010               13,182              13,182
 Securities                                      18,779               18,753               22,777              22,852
 Loans                                          181,503              180,829              162,272             162,487
 Accrued interest receivable                      1,098                1,098                1,085         $     1,085

 Financial liabilities:
   Deposits                             $       187,273     $        177,744     $        179,217         $   171,157
   FHLB advances                                 23,000               22,747               18,000              18,309
   Accrued interest payable                         330                  330                  402                 402

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.  OTHER OPERATING EXPENSES

The principal components of "Other operating expenses" in the Consolidated Statements of Income are:

                                                             1999           1998           1997
                                                        -----------     -----------     ----------
 Advertising                                            $   215,119     $  169,475      $  104,125
 Bank card                                                  401,617        312,622         304,118
 Consulting                                                 219,682        197,200         221,460
 Data processing                                            581,729        489,814         396,783
 Non-loan charge-off                                        437,000             --              --
 Postage                                                    148,825        139,972         168,451
 Professional fees                                          378,741        210,291         228,119
 Taxes, other than income                                   231,279        233,740         189,150
 Telephone                                                  233,360        176,292         161,429
 Other (no items exceed 1% of total revenue)              1,189,443      1,463,963       1,263,582
                                                        -----------     -----------     ----------
                                                        $ 4,036,795     $3,393,369      $3,037,217
                                                        ===========     ===========     ==========

NOTE 18.  CONCENTRATION RISK

The Corporation maintains its cash accounts in several correspondent banks. The total amount by which cash on deposit in those banks exceeds the federally insured limits is approximately $5,957,773 at December 31, 1999.

NOTE 19.  CAPITAL REQUIREMENTS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation's and Subsidiary's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.

                                                                                 MINIMUM CAPITAL
                                        ACTUAL                                     REQUIREMENT
                               --------------------------             -----------------------------------
                                 AMOUNT           RATIO                  AMOUNT                  RATIO
                               ------------   -----------              -------------           ----------
As of December 31, 1999:                                                    (Amount in Thousands)
  Total Capital (to Risk

  Weighted Assets):
  Consolidated                   $ 23,382     13.4%  Greater than or    $ 13,939  Greater than or   8.0%
                                                       equal to                     equal to

    The Fauquier Bank            $ 23,497     13.5%  Greater than or    $ 13,939  Greater than or   8.0%  Greater than or
                                                       equal to                     equal to                equal to
  Tier 1 Capital (to Risk
  Weighted Assets):
  Consolidated                   $ 21,204     12.2%  Greater than or    $ 6,969   Greater than or   4.0%
                                                       equal to                     equal to

   The Fauquier Bank            $ 21,319     12.2%  Greater than or    $ 6,969   Greater than or   4.0%  Greater than or
  Tier 1 Capital (to                                   equal to                     equal to                equal to
  Average Assets):

  Consolidated                   $ 21,204      8.8%  Greater than or    $ 9,630   Greater than or   4.0%
                                                       equal to                     equal to

    The Fauquier Bank            $ 21,319      8.9%  Greater than or    $ 9,630   Greater than or   4.0%  Greater than or
As of December 31, 1998:                               equal to                     equal to                equal to

  Total Capital (to Risk
  Weighted Assets):

  Consolidated                   $ 22,975     14.3%  Greater than or    $ 12,884  Greater than or   8.0%
                                                       equal to                     equal to

    The Fauquier Bank            $ 23,058     14.3%  Greater than or    $ 12,884  Greater than or   8.0%  Greater than or
  Tier 1 Capital (to Risk                              equal to                     equal to                equal to

  Weighted Assets):

  Consolidated                   $ 21,122     13.1%  Greater than or    $ 6,442   Greater than or   4.0%
                                                       equal to                     equal to

    The Fauquier Bank            $ 21,205     13.2%  Greater than or    $ 6,442   Greater than or   4.0%  Greater than or
                                                       equal to                     equal to                equal to
  Tier 1 Capital (to
  Average Assets):

  Consolidated                   $ 21,122      9.7%  Greater than or    $ 8,676   Greater than or   4.0%
                                                       equal to                     equal to

    The Fauquier Bank            $ 21,205      9.8%  Greater than or    $ 8,676   Greater than or   4.0%  Greater than or
                                                       equal to                     equal to                equal to


                                                                            MINIMUM
                                                                          TO BE WELL
                                                                      CAPITALIZED UNDER
                                                                      PROMPT CORRECTIVE
                                                                      ACTION PROVISIONS
                                                            -------------------------------------
                                                                AMOUNT                    RATIO
                                                            ------------              -----------
As of December 31, 1999:
  Total Capital (to Risk

  Weighted Assets):
  Consolidated                                                 N/A


    The Fauquier Bank           Greater than or               $ 17,423  Greater than or    10.0%
                                  equal to                                   equal to
  Tier 1 Capital (to Risk
  Weighted Assets):
  Consolidated                                                                   N/A

    The Fauquier Bank           Greater than or               $ 10,454   Greater than or    6.0%
  Tier 1 Capital (to              equal to                                   equal to
  Average Assets):

  Consolidated                                                                   N/A

    The Fauquier Bank           Greater than or               $ 12,038   Greater than or    5.0%
As of December 31, 1998:           equal to                                  equal to

  Total Capital (to Risk
  Weighted Assets):

  Consolidated                                                                   N/A

    The Fauquier Bank           Greater than or               $ 16,106   Greater than or   10.0%
  Tier 1 Capital (to Risk          equal to                                  equal to

  Weighted Assets):

  Consolidated                                                                   N/A

    The Fauquier Bank           Greater than or               $ 9,663    Greater than or   6.0%
                                   equal to                                  equal to
  Tier 1 Capital (to
  Average Assets):

  Consolidated                                                                   N/A

    The Fauquier Bank           Greater than or                $ 10,845   Greater than or   5.0%
                                   equal to                                  equal to


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.  SUBSEQUENT EVENT

On February 28, 2000, the Bank was first advised by its accountants as to the possible misappropriation of cash in the approximate amount of $437,000. The Bank immediately reported the loss to its insurance carrier which is expected to process the Bank's indemnity claim, subject to a reservation of rights under the policy. The Bank has undertaken an aggressive investigation of the loss. The Bank's counsel has reviewed the Bank's insurance coverage with respect to the loss and, subject to further results of the ongoing investigation, is preliminary of the view that the loss is within the coverage afforded. The loss has been recorded in the year ended December 31, 1999 and any recovery under the insurance policy will be recognized as income in the year in which it is received.

NOTE 21.  PARENT CORPORATION ONLY FINANCIAL STATEMENTS


                          FAUQUIER BANKSHARES, INC.
                          (PARENT CORPORATION ONLY)

                                 BALANCE SHEETS
                         December 31, 1999 and 1998

                                                                              DECEMBER 31,
                                                                   -----------------------------------
                                                                        1999                  1998
                                                                   ---------------      --------------
                ASSETS

 Cash on deposit with subsidiary bank                              $     37,387           $     29,555
 Investment in subsidiaries, at cost,
 plus equity in undistributed net income                             21,318,595             21,259,492
 Dividend receivable                                                    265,770                238,910
 Other assets                                                                --                 23,957
                                                                   ---------------      --------------
   Total assets                                                    $ 21,621,752           $ 21,551,914
                                                                   ===============      ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
   Dividend payable                                                $    265,770           $    238,910
   Other liabilities                                                    151,627                136,168
                                                                   ---------------      --------------
                                                                   $    417,397           $    375,078
                                                                   ---------------      --------------
 SHAREHOLDERS' EQUITY
   Common stock                                                    $  5,552,736           $  5,752,220
   Retained earnings, which are substantially
   distributed earnings of subsidiaries                              16,019,525             15,432,062
   Accumulated other comprehensive (loss)                              (367,906)                (7,446)
                                                                   ---------------      --------------
                                                                   $ 21,204,355           $ 21,176,836
                                                                   ---------------      --------------
   Total liabilities and shareholders' equity                      $ 21,621,752           $ 21,551,914
                                                                   ===============      ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            FAUQUIER BANKSHARES, INC.
                            (PARENT CORPORATION ONLY)

                              STATEMENTS OF INCOME
        For Each of the Three Years in the Period Ended December 31, 1999


                                                                                 YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------------
                                                                      1999                 1998                 1997
                                                                ----------------     ----------------     ----------------
 REVENUE,
   dividends from subsidiaries                                   $    2,315,247       $    2,306,438       $       668,365
                                                                ----------------     ----------------     ----------------
 EXPENSES
   Legal and professional fees                                   $      105,153       $       51,104       $            --
   Directors' fees                                                       11,959                4,047                12,872
   Miscellaneous                                                         28,149               15,313                 4,644
                                                                ----------------     ----------------     ----------------
     Total expenses                                              $      145,261       $       70,464       $        17,516
                                                                ----------------     ----------------     ----------------
     Income before income tax (benefit)
      and equity in undistributed net
      income of subsidiaries                                     $    2,169,986       $    2,235,974       $       650,849

Income tax (benefit)                                                    (49,389)             (23,958)               (5,955)
                                                                ----------------     ----------------     ----------------
     Income before equity in
      undistributed net income
      of subsidiaries                                            $    2,219,375       $    2,259,932       $       656,804

Equity in undistributed net income
  of subsidiaries                                                       419,565              181,613             1,593,759
                                                                ----------------     ----------------     ----------------
     Net income                                                  $    2,638,940       $    2,441,545       $     2,250,563
                                                                ================     ================     ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FAUQUIER BANKSHARES, INC.
                            (PARENT CORPORATION ONLY)

                            STATEMENTS OF CASH FLOWS
        For Each of the Three Years in the Period Ended December 31, 1999

                                                                        YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------
                                                                1999                 1998                 1997
                                                        ----------------     ----------------      --------------


 Cash Flows from Operating Activities
  Net income                                           $     2,638,940        $   2,441,545        $   2,250,563
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Undistributed earnings of subsidiaries                    (419,565)            (181,613)          (1,593,759)
    (Increase) in undistributed dividends
      receivable from subsidiaries                             (26,860)             (47,609)             (47,825)
    (Increase) decrease in other assets                         23,959               (9,353)              (5,955)
    Increase in other liabilities                               15,459               49,182               39,860
                                                       ---------------        -------------         ------------
      Net cash provided by operating activities        $     2,231,933        $   2,252,152        $     642,884
                                                       ---------------        -------------         ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                                 $      (978,308)       $    (784,188)       $   (620,539)
   Issuance of common stock                                     42,286                  --                  --
   Acquisition of common stock                              (1,288,079)          (1,498,508)                --
                                                       ---------------        -------------         -----------
      Net cash (used in) financing activities          $    (2,224,101)       $  (2,282,696)       $    (620,539)
                                                       ---------------        -------------         ------------
      Increase (decrease) in cash
      and cash equivalents                             $         7,832        $     (30,544)       $      22,345

CASH AND CASH EQUIVALENTS

   Beginning                                                    29,555               60,099              37,754
                                                       ---------------        -------------         ------------
   Ending                                              $        37,387        $      29,555        $     60,099
                                                       ===============        =============         ============

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

Information concerning Bankshares executive officers is contained herein. All other information concerning Bankshares required by this item is contained in Bankshares' definitive proxy statement for the 2000 annual meeting of shareholders to be filed within 120 days of the fiscal year ended December 31, 1999 and is incorporated herein by reference.

                                     CLASS I

                                    POSITION HELD WITH COMPANY
                                    AND/OR PRINCIPAL OCCUPATIONS                FIRST YEAR
                                    AND DIRECTORSHIPS DURING THE                AS DIRECTOR
NAME                                PAST FIVE YEARS                             OF COMPANY          AGE
-----                               ----------------------------------          ----------          ---
C. Hunton Tiffany                   Chairman of the Board of the                   1984              60
                                    Company and Bank; President
                                    Fauquier Bank Services, Inc.;
                                    President of the Company since
                                    1984; President of the Bank since
                                    1982; Director of the Bank since 1974

Randy K. Ferrell                    Senior Vice President of Fauquier                                49
                                    Bankshares; Senior Vice President of
                                    Bank,  Commercial Banking, (Lending
                                    Division); since 1994

Gary R. Shook                       Senior Vice President of Fauquier                                39
                                    Bankshares; Senior Vice President of
                                    Bank, Investments & Trust Services,
                                    Retail Banking, since 1995

Diane B. Coppage                    Treasurer/Senior Vice President of                               50
                                    Fauquier Bankshares; Treasurer/Senior
                                    Vice  President, Controller of Bank,
                                    (Accounting, Data Processing, Bookkeeping);
                                    since 1972

C. Hunton Tiffany has been an employee of TFB since 1965. He was elected to TFB's Board in 1974 and to Bankshares' Board in 1984. He has served as President of TFB since 1982 and Bankshares since 1984, and is currently Chairman of both Boards of Directors. Mr. Tiffany is President and a Director of Fauquier Bank Services, Inc., a subsidiary of TFB. Mr. Tiffany serves on the Executive, Investment, Long Range Planning Committee and Trust Committees.

Randy K.  Ferrell  joined  TFB in  September  1994.  He serves  as  Senior  Vice
President, and heads the Commercial Banking Division, and as Senior Vice President of Bankshares. From 1972 to September 1994, Mr. Ferrell was employed by NationsBank and its predecessors, ending his career there as Senior Vice President, responsible for all corporate banking activities for Northern Virginia and Washington, D. C. Mr. Ferrell is a member of Senior Management, and also serves on the Asset/Liability Management Committee of TFB. Mr. Ferrell is a Senior Vice President and Director of Fauquier Bank Services, Inc., a subsidiary of TFB. He participates in presentations to the Boards of TFB and Bankshares, and leads the presentation of new loans and analysis of the loan portfolio at the Executive Committee meetings. Mr. Ferrell is a member of Senior Management, and serves on the Asset/Liability Management and Strategic Planning Committees of TFB.

Gary R. Shook joined TFB in January 1995. He serves as Senior Vice President, and heads the Retail Branch operations, Investment Sales and Trust Services areas, and Senior Vice President of Bankshares. From 1988 to January 1995, Mr. Shook was employed at Jefferson National Bank, as Vice President, Sales and Marketing in the Trust and Investments Group. He oversees all aspects of the branching system, third party investment sales, and the Trust Division products and services of TFB. Mr. Shook serves as a Senior Vice President and Director of Fauquier Bank Services, Inc., a subsidiary of TFB. Mr. Shook participates in presentations to the Boards of TFB and Bankshares, and reports to the Trust Committee of the Board of Directors on all trust activities. He is a member of Senior Management and serves on the Asset/Liability Management and Strategic Planning Committees of TFB.

Diane B. Coppage joined TFB in 1972. She serves as Senior Vice President, Controller, and Treasurer of TFB and Senior Vice President and Treasurer of Bankshares. As head of Support Services, she directs the activities of the Accounting, Data Processing and Bookkeeping departments and is responsible for the integrity of the financial systems of the organization. Mrs. Coppage is a member of Senior Management, and also serves on the Technology, Human Resources, Asset/Liability Management and Strategic Planning Committees of TFB. She participates in presentations to the Boards of TFB and Bankshares.

COMMITTEES OF THE BOARD

During the year ended December 31, 1999, the Board of Directors acted as a Committee of the Whole as to all matters. On October 21, 1999, the Board of Directors established Audit and Executive Committees of the Company. The Committees held no formal Meetings in 1999.

MEETINGS OF BOARD OF DIRECTORS

During the year ended December 31, 1999, the Board of Directors of Bankshares held six meetings. All directors were in attendance at each meeting except for two directors. Each of the two directors was unable to attend one meeting.

ITEM 11: EXECUTIVE COMPENSATION

Information relating to executive compensation is contained in Bankshares' definitive proxy statement for the 2000 annual meeting of shareholders to be filed within 120 days of the fiscal year ended December 31, 1999 and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained in Bankshares' definitive proxy statement for the 2000 annual meeting of shareholders to be filed within 120 days of the fiscal year ended December 31, 1999 and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in Bankshares' definitive proxy statement for the 2000 annual meeting of shareholders to be filed within 120 days of the fiscal year ended December 31, 1999 and is incorporated herein by reference.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

     (a)  (1) - Financial Statements

The following consolidated financial statements of Fauquier Bankshares Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

     Independent Auditor's Report on the Consolidated Financial Statements

     Consolidated Balance Sheets - December 31, 1999 and December 31, 1998

     Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flow - Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Changes in Shareholders' Equity - December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements - Years ended December 31, 1999, 1998 and 1997

     (a)  (2) - Financial Statement Schedules

All schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is show in the consolidated financial statements or notes thereto.

     (a)  (3) - Exhibits

     EXHIBIT NUMBER

          (3)(i) Articles of Incorporation of Fauquier Bankshares, Inc. (including amendments)*

          (3)(ii)   Bylaws of Fauquier Bankshares, Inc.*

          (10)(i) Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, Amended and Restated Effective January 1, 2000**

          (11)      Statement regarding computation of per share earnings

          (21)      Incorporated herein by reference to Part I of this Form 10-K

          (27)      Financial Data Schedule (filed herewith)

* Incorporated by reference to Bankshares' Securities Exchange Act of 1934 ("Exchange Act") Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999.

** Incorporated by reference to Bankshares' definitive proxy statement for the 2000 annual meeting of shareholders to be filed within 120 days of the fiscal year ended December 31, 1999.

     (b)  Reports on Form 8-K Filed in the fourth quarter of 1999

          None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FAUQUIER BANKSHARES, INC.

                                           /s/ C. Hunton Tiffany
                                           -------------------------------------
                                           C. Hunton Tiffany
                                           President and Chief Executive Officer

Dated: April 11, 2000

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  C. Hunton Tiffany
---------------------------   President, Chief Executive Officer,         April 11, 2000
C. Hunton Tiffany             Director


---------------------------   Director                                    April 11, 2000
Alexander G. Green, Jr.

/s/ Stanley C. Haworth
---------------------------   Director                                    April 11, 2000
Stanley C. Haworth


---------------------------   Director                                    April 11, 2000
John J. Norman, Jr.

/s/ Douglas C. Larson
---------------------------   Director                                    April 11, 2000
Douglas C. Larson

/s/ C.H. Lawrence, Jr.
---------------------------   Director                                    April 11, 2000
C.H. Lawrence, Jr.

/s/ D. Harcourt Lees, Jr.
---------------------------   Director                                    April 11, 2000
D. Harcourt Lees, Jr.


---------------------------   Director                                    April 11, 2000
Randolph T. Minter

/s/ B.S. Montgomery
---------------------------   Director                                    April 11, 2000
B.S. Montgomery


---------------------------   Director                                    April 11, 2000
H.P. Neale

/s/ Pat H. Nevill
---------------------------   Director                                    April 11, 2000
Pat H. Nevill


---------------------------   Director                                    April 11, 2000
Henry M. Ross

/s/ H. Frances Stringfellow
---------------------------   Director                                    April 11, 2000
H. Frances Stringfellow