Form 10-Q
period 2000-03-31
FAUQUIER BANKSHARES INC
filed 2000-05-11
CIK 1083643

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 2-25805

                            Fauquier Bankshares, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Virginia                                 54-1288193
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


10 Courthouse Square  Warrenton, Virginia                20186
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (540) 347-2700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,774,811 shares of common stock, par value $3.13 per share, were outstanding as of April 30, 2000.

                            Fauquier Bankshares, Inc.

                                      INDEX

Part I.  FINANCIAL INFORMATION
                                                                                                                   Page
                                                                                                                   ----
   Item 1.     Financial Statements                                                                                  1

               Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                    1

               Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2000 and 1999      2

               Consolidated   Statements  of  Changes  in  Stockholders'  Equity
               (unaudited) for the Three Months Ended March 31, 2000 and 1999                                        3

               Consolidated  Statements of Cash Flows  (unaudited) for the Three
               Months Ended March 31, 2000 and 1999                                                                  4

               Notes to Condensed Consolidated Financial Statements                                                  5

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                 8

   Item 3.     Quantitative and Qualitative Disclosure of Market Risk                                               11

Part II. OTHER INFORMATION

   Item 1.     Legal Proceedings                                                                                    12

   Item 2.     Changes in Securities and Use of Proceeds                                                            12

   Item 3.     Defaults Upon Senior Securities                                                                      12

   Item 4.     Submission of Matters to a Vote of Security Holders                                                  12

   Item 5.     Other Information                                                                                    12

   Item 6.     Exhibits and Reports on Form 8-K                                                                     12



SIGNATURES

ITEM 1.           FINANCIAL STATEMENTS

                     FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                                                               MARCH 31, 2000                     DECEMBER 31, 1999
                                                                               --------------                     -----------------
ASSETS
Cash and due from banks                                                         $   7,431,743                       $  10,697,343
Interest-bearing deposits in other banks                                               60,088                             278,123
Federal funds sold                                                                  6,630,000                          14,010,000
Securities (fair value: 2000, $17,519,694; 1999, $18,752,504)                      17,547,088                          18,779,388
Loans, net of allowance for loan losses of $2,538,827
  in 2000 and $2,284,348 in 1999                                                  189,081,537                         181,503,312
Bank premises and equipment, net                                                    5,438,819                           5,594,248
Accrued interest receivable                                                         1,052,326                           1,097,562
Other real estate                                                                     158,081                                  --
Other assets                                                                        2,050,418                           1,247,649
                                                                                -------------                       -------------
              Total assets                                                      $ 229,450,100                       $ 233,207,625
                                                                                =============                       =============

LIABILITIES
Deposits:
  Noninterest-bearing                                                           $  36,361,882                       $  33,045,513
  Interest-bearing                                                                156,404,987                         154,227,161
                                                                                -------------                       -------------
     Total deposits                                                             $ 192,766,869                       $ 187,272,674
Federal Home Loan Bank advances                                                    13,000,000                          23,000,000
Dividends payable                                                                     266,297                             265,770
Other liabilities                                                                   1,710,369                           1,464,826
Commitments and contingent liabilities                                                     --                                  --
                                                                                -------------                       -------------
              Total liabilities                                                 $ 207,743,535                       $ 212,003,270
                                                                                =============                       =============

SHAREHOLDERS' EQUITY
Common stock, par value, $3.13; authorized 8,000,000 shares;
  issued and outstanding, 2000, 1,774,811 shares; 1999, 1,774,037 shares            5,555,158                           5,552,736
Retained earnings                                                                  16,498,725                          16,019,525
Accumulated other comprehensive (loss)                                               (347,318)                           (367,906)
                                                                                -------------                       -------------
              Total shareholders' equity                                        $  21,706,565                       $ 21,204,355
                                                                                =============                       ============

              Total liabilities and shareholders' equity                        $ 229,450,100                       $ 233,207,625
                                                                                =============                       =============

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                       2000         1999
                                                                   -----------  -----------
INTEREST INCOME

        Interest and fees on loans                                 $3,922,066   $3,490,600
        Interest on investment securities:
            Taxable interest income                                    43,660       60,786
            Interest income exempt from federal income taxes           26,339       29,173
        Interest and dividends on securities available for sale:
            Taxable interest income                                   115,163      207,797
            Interest income exempt from federal income taxes           13,264       11,747
            Dividends                                                   3,541       23,409
        Interest on federal funds sold                                152,950      169,451
        Interest on deposits in other banks                             2,455       23,822
                                                                   ----------   ----------
            Total interest income                                   4,279,438    4,016,785
                                                                   ----------   ----------

INTEREST EXPENSE

        Interest on deposits                                        1,149,515    1,330,542
        Interest on Federal Home Loan Bank advances                   297,572      237,127
                                                                   ----------   ----------
            Total interest expense                                  1,447,087    1,567,669
                                                                   ----------   ----------
            Net interest income                                     2,832,351    2,449,116

PROVISION FOR LOAN LOSSES                                             167,499      235,000
                                                                   ----------   ----------

        Net interest income after
          provision for loan losses                                 2,664,852    2,214,116
                                                                   ----------   ----------

OTHER INCOME

        Trust Department income                                       128,873      180,186
        Service charges on deposit accounts                           358,790      253,573
        Other service charges, commissions and fees                   170,791       82,582
                                                                   ----------   ----------
            Total other income                                        658,454      516,341
                                                                   ----------   ----------

OTHER EXPENSES

        Salaries and employees' benefits                            1,014,108      955,370
        Net occupancy expense of premises                             106,519      106,956
        Furniture and equipment                                       198,800      211,075
        Advertising                                                    26,721       22,147
        Bank card                                                      90,957       63,557
        Consulting                                                     26,325       64,655
        Data processing                                               152,180      150,748
        Non-loan charge-offs                                          149,897       76,848
        Postage                                                        22,046       42,374
        Professional fees                                             112,489       43,765
        Supplies                                                       21,265       27,833
        Taxes, other than income                                       59,001       52,104
        Telephone                                                      41,117       41,690
        Other operating expenses                                      227,894      230,689
                                                                   ----------   ----------
            Total other expenses                                    2,249,319    2,089,811
                                                                   ----------   ----------

            Income before income taxes                              1,073,987      640,646

INCOME TAX EXPENSE                                                    341,000      210,000
                                                                   ==========   ==========

            Net income                                             $  732,987   $  430,646
                                                                   ==========   ==========

EARNINGS PER SHARE, BASIC                                          $     0.41   $     0.24
                                                                   ==========   ==========

EARNINGS PER SHARE, ASSUMING DILUTION                              $     0.41   $     0.23
                                                                   ==========   ==========



See Accompanying Notes to Consolidated Fianancial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                                                          ACCUULATED
                                                                                            OTHER
                                                     COMMON    CAPITAL     RETAINED      COMPREHENSIVE COMPREHENSIVE
                                                     STOCK     SURPLUS     EARNINGS         INCOME        INCOME        TOTAL
                                                  -----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                        $5,752,220     $--     $15,432,062      $  (7,446)                $21,176,836
Comprehensive income:
  Net income                                              --      --         430,646             --      $430,646       430,646
  Other comprehensive income (loss) net of tax:
    Unrealized holding losses on securities
      available for sale, net of deferred
      income taxes of ($30,761)                           --      --              --        (59,713)      (59,713)      (59,713)
                                                                                                         --------
  Total comprehensive income                              --      --              --             --      $370,933            --
                                                                                                         ========
Cash dividends                                            --      --        (237,007)            --                    (237,007)
Acquisition of 14,641 shares of common stock         (45,826)     --        (239,673)            --                    (285,499)
                                                  -------------------------------------------------                 -----------
BALANCE, MARCH 31, 1999                           $5,706,394     $--     $15,386,028      $ (67,159)                $21,025,263
                                                  =================================================                 ===========

BALANCE, DECEMBER 31, 1999                        $5,552,736     $--     $16,019,525      $(367,906)                $21,204,355
Comprehensive income:
  Net income                                              --      --         732,987             --      $732,987       732,987
  Other comprehensive income (loss) net
   of tax:
    Unrealized holding gains on securities
      available for sale, net of deferred
      income taxes of $10,606                             --      --              --         20,588        20,588        20,588
                                                                                                         --------
  Total comprehensive income                              --      --              --             --      $753,575            --
                                                                                                         ========
Cash dividends                                            --      --        (266,297)            --                    (266,297)
Acquisition of 500 shares of common stock             (1,565)     --          (6,435)            --                      (8,000)
Exercise of stock options                              3,987      --          18,945             --                      22,932
                                                  -------------------------------------------------                 -----------
BALANCE, MARCH 31, 2000                           $5,555,158     $--     $16,498,725      $(347,318)                $21,706,565
                                                  =================================================                 ===========



See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                                  ------------    ------------
                                                                      2000            1999
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                              $    732,987    $    430,646
        Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation                                            188,281         187,535
             Provision for loan losses                               167,499         235,000
             Provision for other real estate                              --           6,000
             Net premium amortization on investment
              securities                                               2,716           6,947
             Changes in assets and liabilities:
                 (Increase) in other assets                         (768,139)         (6,781)
                 Increase (decrease) in other
                  liabilities                                        245,543          (8,769)
                                                                ------------    ------------
                    Net cash provided by operating
                     activities                                      568,887         850,578
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Proceeds from maturities, calls and principal
             payments of investment securities                       312,318         389,124
        Proceeds from maturities, calls and principal
             payments of securities available for sale               948,460       1,026,280
        Purchase of investment securities
        Purchase of securities available for sale                         --        (755,528)
        Purchase of premises and equipment                           (32,852)        (74,895)
        Net (increase) in loans                                   (7,903,805)     (5,559,958)
                                                                ------------    ------------
                    Net cash (used in) investing activities       (6,675,879)     (4,974,977)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Net increase in demand deposits, NOW accounts
             and savings accounts                                  6,612,639       2,848,308
        Net increase (decrease) in certificates of deposit        (1,118,444)      5,257,513
        Net (decrease) in Federal Home Loan Bank advances        (10,000,000)             --
        Cash dividends paid                                         (265,770)       (238,910)
        Issuance of common stock                                      22,932              --
        Acquisition of common stock                                   (8,000)       (285,499)
                                                                ------------    ------------
                    Net cash provided by financing activities     (4,756,643)      7,581,412
                                                                ------------    ------------

                    Increase in cash and cash equivalents        (12,127,129)      3,457,013

CASH AND CASH EQUIVALENTS

        Beginning                                                 24,985,466      26,730,670
                                                                ------------    ------------

        Ending                                                  $ 12,858,337    $ 30,187,683
                                                                ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

        Cash payments for:
             Interest                                           $  1,453,598    $  1,548,066
                                                                ============    ============
             Income taxes                                       $     54,120    $     90,000
                                                                ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING ACTIVITIES

        Other real estate acquired in settlement of loans       $    158,081    $         --
                                                                ============    ============

        Unrealized gain (loss) on securities available for
         sale, net                                              $     20,588    $    (59,713)
                                                                ============    ============



See Accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

       The consolidated statements include the accounts of Fauquier Bankshares, Inc. and subsidiaries, The Fauquier Bank and Fauquier Bank Services, Inc. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

       The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results expected for the full year.

2.     SECURITIES

       The amortized cost of securities held to maturity, with unrealized gains and losses follows:


                                                                                     GROSS              GROSS
                                                               AMORTIZED           UNREALIZED         UNREALIZED            FAIR
                                                                  COST               GAINS             (LOSSES)             VALUE
                                                              ------------       -------------      --------------        ----------
                                                                                          March 31, 2000
                                                              ----------------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                                                $ 2,673,706        $        --         $   (17,534)        $ 2,656,172
Obligations of states and political
  subdivisions                                                  2,390,765                860             (10,720)          2,380,905
                                                              -----------        -----------         -----------         -----------

                                                              $ 5,064,471        $       860         $   (28,254)        $ 5,037,077
                                                              ===========        ===========         ===========         ===========


                                                                                     GROSS              GROSS
                                                               AMORTIZED           UNREALIZED         UNREALIZED            FAIR
                                                                  COST               GAINS             (LOSSES)             VALUE
                                                              ------------       -------------      --------------        ----------
                                                                                        December 31, 2000
                                                              ----------------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                                                $ 2,885,488        $        --         $   (22,826)        $ 2,862,662
Obligations of states and political
  subdivisions                                                  2,490,790              1,693              (5,751)          2,486,732
                                                              -----------        -----------         -----------         -----------

                                                              $ 5,376,278        $     1,693         $   (28,577)        $ 5,349,394
                                                              ===========        ===========         ===========         ===========


       The amortized cost of securities available for sale, with unrealized gains and losses follows:


                                                                                     GROSS              GROSS
                                                               AMORTIZED           UNREALIZED         UNREALIZED            FAIR
                                                                  COST               GAINS             (LOSSES)             VALUE
                                                              ------------       -------------      --------------        ----------
                                                                                          March 31, 2000
                                                              ----------------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                                                $  9,629,303        $  3,549         $   (395,486)        $  9,237,366
Obligations of states and political
  subdivisions                                                     682,244             567               (1,780)             681,031
Equity securities                                                  487,500              --                   --              487,500
Mutual funds                                                       937,809              --             (133,089)             804,720
Restricted investments:
  Federal Home Loan
    Bank stock                                                   1,150,000              --                   --            1,150,000
Federal Reserve Bank
  stock                                                             72,000              --                   --               72,000
Community Bankers'
  Bank stock                                                        50,000              --                   --               50,000
                                                              ----------------------------------------------------------------------
                                                              $ 13,008,856        $  4,116         $   (530,355)        $ 12,482,617
                                                              ======================================================================


                                                                                     GROSS              GROSS
                                                               AMORTIZED           UNREALIZED         UNREALIZED            FAIR
                                                                  COST               GAINS             (LOSSES)             VALUE
                                                              ------------       -------------      --------------        ----------
                                                                                         December 31, 2000
                                                              ----------------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                                                $ 11,068,015        $  5,376         $   (434,339)        $ 10,639,052
Obligations of states and political
  subdivisions                                                     682,719             327                 (894)             682,152
Mutual funds                                                       937,809              --             (127,903)             809,906
Restricted investments:
  Federal Home Loan
    Bank stock                                                   1,150,000              --                   --            1,150,000
Federal Reserve Bank
  stock                                                             72,000              --                   --               72,000
Community Bankers'
  Bank stock                                                        50,000              --                   --               50,000
                                                              ----------------------------------------------------------------------
                                                              $ 13,960,543        $  5,703         $   (563,136)        $ 13,403,110
                                                              ======================================================================


3.     LOANS

       A summary of the balances of loans follows:

                                                                                              MARCH 31,       DECEMBER 31,
                                                                                                2000              1999
                                                                                              ---------       ------------
                                                                                                     (Thousands)
       Real estate loans:
        Construction and land development                                                     $ 11,446           $ 11,746
        Secured by farmland                                                                        967                903
        Secured by 1-4 family residential                                                       68,180             64,921
        Other real estate loans                                                                 52,653             50,988
       Commercial and industrial loans (except those secured by real estate)                    18,095             16,689
       Loans to individuals for personal expenditures                                           35,552             33,787
       All other loans                                                                           4,826              4,868
                                                                                              --------           --------
            Total loans                                                                       $191,719           $183,902
       Less:  Unearned income                                                                       98                115
              Allowance for loan losses                                                          2,539              2,284
                                                                                              --------           --------
                Net loans                                                                     $189,082           $181,503
                                                                                              ========           ========


       Analysis of the allowance for loan losses follows:


                                                                        THREE MONTHS          THREE MONTHS
                                                                           ENDING                ENDING
                                                                          MARCH 31,             MARCH 31,               DECEMBER 31,
                                                                            2000                  1999                      1999
                                                                       ------------           --------------          --------------
                                                                                     (Thousands)

       Balance at beginning of period                                  $ 2,284,348             $ 1,853,150             $ 1,853,150
       Provision charged to operating expense                              167,499                 235,000                 695,000
       Recoveries added to the allowance                                   167,167                  13,566                  63,368
       Loan losses charged to the allowance                                (80,187)                (17,882)               (327,170)
                                                                       -----------             -----------             -----------
       Balance at end of period                                        $ 2,538,827             $ 2,083,834             $ 2,284,348
                                                                       ===========             ===========             ===========



       Nonperforming assets consist of the following:



                                                                                              MARCH 31,       DECEMBER 31,
                                                                                                2000             1999
                                                                                              ---------       ------------
                                                                                                     (Thousands)
       Nonaccrual loans                                                                       $    454         $    125
       Restructured loans                                                                           --               --
                                                                                              --------         --------
            Total non-performing loans                                                        $    454         $    125
       Foreclosed real estate                                                                      158               --
                                                                                              --------         --------
            Total non-performing assets                                                       $    612         $    125
                                                                                              ========         ========


       Total loans past due 90 days or more and still accruing were $368,000 thousand on March 31, 2000 and $170 thousand on December 31, 1999.

4.     EARNINGS PER SHARE

       The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all periods reported have been restated giving effect to stock splits.



                                                                     MARCH 31, 2000                    DECEMBER 31, 1999
                                                                                PER SHARE                           PER SHARE
                                                               SHARES             AMOUNT           SHARES             AMOUNT
                                                              ---------         ---------        ---------          ---------

       Basic earnings per share                               1,774,766            $ 0.41        1,802,165            $ 1.46
                                                                                   ======                             ======

       Effect of dilutive securities, stock options              12,067                             15,967
                                                              ---------                          ---------

       Diluted earnings per share                             1,786,833            $ 0.41        1,818,132            $ 1.45
                                                              =========            ======        =========            ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares has issued and outstanding 1,774,811 shares of commons stock, par value $3.13 per share, held by approximately 430 shareholders of record on March 31, 2000.

TFB has six full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Manassas and New Baltimore, in addition to the main office branch located in Warrenton, Virginia. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186

TFB provides a range of consumer and commercial banking services to individuals, businesses, and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Fund. The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other consumer financing. TFB provides automated teller machine
(ATM) cards, as a part of the Honor and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks. TFB operates an Investments and Trust Services Division that was established in 1919. It is staffed with nine professionals that provide personalized services that include investment management, trust, estate settlement, retirement, and brokerage services.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

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

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

NET INCOME. Net income for the three months ended March 31, 2000 increased 70.2% to $733,000 from $431,000 for the three months ended March 31, 1999. The increase in net income was due to increases in both net interest income and total other income that combined with a decrease in provision for loan losses more than offset an increase in total other expenses.

NET INTEREST INCOME. Growth in interest income and a decline in interest expense resulted in an increase in net interest income of $383,000 or 15.6% to $2.83 million for the three months ended March 31, 2000 compared to $2.45 million for the three months ended March 31, 1999. Total interest income grew $263,000 or 6.5% to $4.28 million for the three months ended March 31, 2000 compared to $4.02 million for the three months ended March 31, 1999. The increase was a result of increases in loan originations, with increased interest and fees on loans of $431,000 or 12.4%, which was partially offset by a $131,000 reduction in interest income from the securities portfolio. Securities were reduced in part to fund loan growth. Total interest expense decreased $121,000 or 7.7% to $1.45 million for the three months ended March 31, 2000 from $1.57 million for the three months ended March 31, 1999. This was due to a $181,000 decrease in interest expense on deposits which was partially offset by an increase in interest expenses on Federal Home Loan Bank advances.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $167,000 for the three months ended March 31, 2000 compared to $235,000 for the three months ended March 31, 1999. The amount of the provision for loan loss for the first quarter of 2000 and 1999 was determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurance, however, that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income increased by $142,000 or 27.5% from $516,000 for the three months ended March 31, 1999 to $658,000 for the three months ended March 31, 2000. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: fiduciary, service charges, and other fee income. The increase in the first quarter resulted from increases in loan fees, net service charges on deposit accounts, and other service charges of $193,000 that were partially offset by a reduction in trust department income of $51,000.

TOTAL OTHER EXPENSES. Total other expenses increased 7.6% or $160,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase was primarily because salaries and benefits increased $59,000, professional fees rose $69,000, and nonloan chargeoffs increased $73,000.

COMPARISON OF MARCH 31, 2000 AND DECEMBER 31, 1999 FINANCIAL CONDITION

Assets totaled $229 million at March 31, 2000, a decrease of 1.6% or $3.8 million from $233 million at December 31, 1999. Balance sheet categories reflecting significant changes include loans, federal funds sold, deposits, and Federal Home Loan advances. Each of these categories is discussed below.

LOANS. Net loans were $189.1 million at March 31, 2000, which is an increase of $7.6 million or 4.2% from $181.5 million at December 31, 1999.

FEDERAL FUNDS SOLD. Federal funds sold were $6.6 million at March 31, 2000, compared to $14.0 million at December 31, 1999, representing a decrease of $7.4 million. The reduction was primarily used to fund new loans and reduce borrowings.

DEPOSITS. On March 31, 2000, total deposits reflected an increase of $5.5 million or 2.9% to $192.8 million from $187.3 million at December 31, 1999. The growth was in both non-interest bearing demand deposits, which increased $3.3 million, and time deposits, which rose $2.1 million.

FEDERAL HOME LOAN BANK ADVANCES. Federal Home Loan Bank advances were $13 million at March 31, 2000, which represents a decrease of $10 million or 43.5% from $23 million at December 31, 1999. Advances were repaid primarily from a reduction in cash and due from banks, being held for potential Y2K needs, and reduced federal funds sold.

SHAREHOLDERS EQUITY

Total shareholders equity was $21.7 million at March 31, 2000 compared to $21.2 million at December 31, 1999, an increase of $502,000 or 2.4%. This was due primarily to an increase in retained earnings of $479,000 to $16.5 million at March 31, 2000 from $16.0 million at December 31, 1999. The increase was primarily the result of income for the quarter, net of dividends paid to shareholders.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the Federal Home Loan Bank of Atlanta.

While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its funds for existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $14.1 million at March 31, 2000. These assets provide the primary source of liquidity for TFB. In addition, management has designated a substantial portion of the investment portfolio, as available for sale and has an available line of credit with the Federal Home Loan Bank of Atlanta with a borrowing limit of approximately $37 million at March 31, 2000 to provide additional sources of liquidity.

As of March 31, 2000 the appropriate regulatory authorities have categorized Bankshares and TFB as well capitalized under the regulatory framework for prompt corrective action.

CAPITAL REQUIREMENTS

The  federal  bank  regulatory   authorities  have  adopted  risk-based  capital
guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholder's equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of March 31, 2000 (i) Bankshares' Tier 1 and total risk-based capital ratios were 12.4% and 13.7%, respectively, and (ii) TFB's Tier 1 and total risk-based capital ratios were 12.4% and 13.7%, respectively.

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

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of March 31, 2000, TFB had a total risk-based capital ratio of 13.7%, a Tier 1 risk-based capital ratio of 12.4%, and a leverage ratio of 9.5%. TFB was notified by the Federal Reserve Bank of Richmond that, at March 31, 2000, TFB was "well capitalized" under the regulatory framework for prompt corrective action.

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

TFB monitors exposure to gradual change in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in equity from gradual changes in interest rates of 200 basis points over 12 months is 15% and 10%, respectively. Management has maintained a risk position well within these guideline levels during the first quarter of 2000.

There have been no material changes in market risk since 1999 year end.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

There is no pending or threatened litigation that, in the opinion of management, may materially impact the financial condition of Bankshares or TFB.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

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

** Incorporated by reference to Bankshares' definitive proxy statement for the 2000 annual meeting of shareholders, filed with the Securities and Exchange Commission on April 14, 2000.

         (b)      Reports on Form 8-K:

                  None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FAUQUIER BANKSHARES, INC.

Dated: May 11, 2000            /s/ C. Hunton Tiffany
                               -------------------------------------------------
                               C. Hunton Tiffany
                               President and Chief Executive Officer

Dated: May 11, 2000            /s/ Randy K. Ferrell
                               -------------------------------------------------
                               Randy K. Ferrell
                               Senior Vice President and Chief Financial Officer