Form 10-Q/A
period 2000-03-31
FAUQUIER BANKSHARES INC
filed 2000-05-19
CIK 1083643

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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
                                                  =================================================                 ===========



See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                                  ------------    ------------
                                                                      2000            1999
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                              $    732,987    $    430,646
        Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation                                            188,281         187,535
             Provision for loan losses                               167,499         235,000
             Provision for other real estate                              --           6,000
             Net premium amortization on investment
              securities                                               2,716           6,947
             Changes in assets and liabilities:
                 (Increase) in other assets                         (768,139)         (6,781)
                 Increase (decrease) in other
                  liabilities                                        245,543          (8,769)
                                                                ------------    ------------
                    Net cash provided by operating
                     activities                                      568,887         850,578
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Proceeds from maturities, calls and principal
             payments of investment securities                       312,318         389,124
        Proceeds from maturities, calls and principal
             payments of securities available for sale               948,460       1,026,280
        Purchase of investment securities
        Purchase of securities available for sale                         --        (755,528)
        Purchase of premises and equipment                           (32,852)        (74,895)
        Net (increase) in loans                                   (7,903,805)     (5,559,958)
                                                                ------------    ------------
                    Net cash (used in) investing activities       (6,675,879)     (4,974,977)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Net increase in demand deposits, NOW accounts
             and savings accounts                                  6,612,639       2,848,308
        Net increase (decrease) in certificates of deposit        (1,118,444)      5,257,513
        Net (decrease) in Federal Home Loan Bank advances        (10,000,000)             --
        Cash dividends paid                                         (265,770)       (238,910)
        Issuance of common stock                                      22,932              --
        Acquisition of common stock                                   (8,000)       (285,499)
                                                                ------------    ------------
                    Net cash provided by financing activities     (4,756,643)      7,581,412
                                                                ------------    ------------

                    Increase in cash and cash equivalents        (10,863,635)      3,457,013

CASH AND CASH EQUIVALENTS

        Beginning                                                 24,985,466      26,730,670
                                                                ------------    ------------

        Ending                                                  $ 14,121,831    $ 30,187,683
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

                               FAUQUIER BANKSHARES, INC.

Dated: May 19, 2000            /s/ C. Hunton Tiffany
                               -------------------------------------------------
                               C. Hunton Tiffany
                               President and Chief Executive Officer

Dated: May 19, 2000            /s/ Randy K. Ferrell
                               -------------------------------------------------
                               Randy K. Ferrell
                               Senior Vice President and Chief Financial Officer