Form 10-Q
period 2000-06-30
FAUQUIER BANKSHARES INC
filed 2000-08-10
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 2-25805

                            Fauquier Bankshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Virginia                                            54-1288193
--------------------------------------------------------------------------------
 (State or other jurisdiction )                         (I.R.S. Employer
of incorporation or organization                       Identification No.)

10 Courthouse Square       Warrenton, Virginia                        20186
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
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,771,311 shares of common stock, par value $3.13 per share, were outstanding as of July 31, 2000.

                            Fauquier Bankshares, Inc.

                                      INDEX

Part I.  FINANCIAL INFORMATION
                                                                                                                         Page
                                                                                                                         ----
   Item 1.      Financial Statements

                Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999                           3

                Consolidated Statements of Income (unaudited) for the Three Months Ended June 30, 2000 and 1999             4

                Consolidated Statements of Income (unaudited) for the Six Months Ended June 30, 2000 and 1999               5

                Consolidated   Statements  of  Changes  in  Stockholders'  Equity (unaudited) for the Six Months
                Ended June 30, 2000 and 1999                                                                                6

                Consolidated  Statements  of Cash Flows  (unaudited)  for the Six Months Ended June 30, 2000 and 1999       7

                Notes to Condensed Consolidated Financial Statements                                                        8

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                      11

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                                 15


Part II. OTHER INFORMATION

   Item 1.      Legal Proceedings                                                                                          16

   Item 2.      Changes in Securities and Use of Proceeds                                                                  16

   Item 3.      Defaults Upon Senior Securities                                                                            16

   Item 4.      Submission of Matters to a Vote of Security Holders                                                        16

   Item 5.      Other Information                                                                                          16

   Item 6.      Exhibits and Reports on Form 8-K                                                                           17

   SIGNATURES                                                                                                              18


                         PART I. FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                             JUNE 30, 2000      DECEMBER 31, 1999
                                                                           -----------------    -----------------
ASSETS
Cash and due from banks                                                    $      11,254,097    $      10,697,343
Interest-bearing deposits in other banks                                              19,026              278,123
Federal funds sold                                                                     1,000           14,010,000
Securities (fair value: 2000, $16,589,090; 1999, $18,752,504)                     16,620,613           18,779,388
Loans, net of allowance for loan losses of $2,565,838
  in 2000 and $2,284,348 in 1999                                                 193,327,318          181,503,312
Bank premises and equipment, net                                                   5,494,037            5,594,248
Accrued interest receivable                                                        1,108,206            1,097,562
Other assets                                                                       3,728,695            1,247,649
                                                                           -----------------    -----------------
                Total assets                                               $     231,552,992    $     233,207,625
                                                                           =================    =================



LIABILITIES
Deposits:
  Noninterest-bearing                                                      $      38,513,644    $      33,045,513
  Interest-bearing                                                               155,436,269          154,227,161
                                                                           -----------------    -----------------
     Total deposits                                                        $     193,949,913    $     187,272,674
Federal Home Loan Bank advances                                                   13,000,000           23,000,000
Dividends payable                                                                    283,970              285,770
Other liabilities                                                                  2,147,341            1,464,826
Commitments and contingent liabilities                                                     -                    -
                                                                           -----------------    -----------------
                Total liabilities                                          $     209,381,224    $     212,003,270
                                                                           -----------------    -----------------



SHAREHOLDERS' EQUITY
Common stock, par value, $3.13; authorized 8,000,000 shares;
  issued and outstanding, 2000, 1,774,811 shares; 1999, 1,774,037 shares           5,555,158            5,552,736
Retained earnings                                                                 16,958,627           16,019,525
Accumulated other comprehensive (loss)                                              (342,017)            (367,906)
                                                                           -----------------    -----------------
                Total shareholders' equity                                 $      22,171,768    $      21,204,355
                                                                           -----------------    -----------------

                Total liabilities and shareholders' equity                 $     231,552,992    $     233,207,625
                                                                           =================    =================



See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                       2000         1999
                                                                    ----------   ----------
INTEREST INCOME
 Interest and fees on loans                                         $4,096,871   $3,678,295
 Interest on investment securities:
  Taxable interest income                                               39,108       55,863
  Interest income exempt from federal income taxes                      25,842       28,153
 Interest and dividends on securities available for sale:
  Taxable interest income                                              139,279      338,738
  Interest income exempt from federal income taxes                      11,663       13,393
  Dividends                                                             39,328       52,275
 Interest on federal funds sold                                         47,652      121,896
 Interest on deposits in other banks                                     1,231        3,866
                                                                    ----------   ----------
  Total interest income                                              4,400,974    4,292,479
                                                                    ----------   ----------

INTEREST EXPENSE
 Interest on deposits                                                1,199,749    1,252,767
 Interest on Federal Home Loan Bank advances                           179,315      233,450
                                                                    ----------   ----------
  Total interest expense                                             1,379,064    1,486,217
                                                                    ----------   ----------

  Net interest income                                                3,021,910    2,806,262

Provision for loan losses                                              152,499      225,000
                                                                    ----------   ----------

  Net interest income after
    provision for loan losses                                        2,869,411    2,581,262
                                                                    ----------   ----------

OTHER INCOME
 Trust Department income                                               128,842      132,818
 Service charges on deposit accounts                                   381,643      329,643
 Other service charges, commissions and fees                           201,768      150,725
                                                                    ----------   ----------
  Total other income                                                   712,253      613,186
                                                                    ----------   ----------

OTHER EXPENSES
 Salaries and employees' benefits                                    1,014,409      910,731
 Net occupancy expense of premises                                     111,437      116,442
 Furniture and equipment                                               209,365      191,267
 Marketing and business development                                    110,414       80,680
 Bank card                                                             107,852       98,323
 Professional and consulting fees                                      321,218      148,530
 Data processing                                                       155,877      155,690
 Non-loan charge-offs                                                   68,876       60,675
 Postage                                                                48,077       32,244
 Supplies                                                               29,353       23,722
 Taxes, other than income                                               60,722       59,006
 Telephone                                                              43,836       59,505
 Other operating expenses                                              214,757      164,426
                                                                    ----------   ----------
  Total other expenses                                               2,496,193    2,101,241
                                                                    ----------   ----------
  Income before income taxes                                         1,085,471    1,093,207

Income tax expense                                                     341,674      302,000
                                                                    ----------   ----------

  Net income                                                        $  743,797   $  791,207
                                                                    ==========   ==========

EARNINGS PER SHARE, basic                                           $     0.42   $     0.44
                                                                    ==========   ==========

EARNINGS PER SHARE, assuming dilution                               $     0.41   $     0.43
                                                                    ==========   ==========

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                         2000            1999
                                                                    -------------   -------------
INTEREST INCOME
 Interest and fees on loans                                         $   8,018,937   $   7,088,891
 Interest on investment securities:
  Taxable interest income                                                  82,768         116,649
  Interest income exempt from federal income taxes                         52,181          57,326
 Interest and dividends on securities available for sale:
  Taxable interest income                                                 240,996         546,535
  Interest income exempt from federal income taxes                         24,927          25,139
  Dividends                                                                56,315          75,684
 Interest on federal funds sold                                           200,602         291,347
 Interest on deposits in other banks                                        3,686          27,688
                                                                    -------------   -------------
  Total interest income                                                 8,680,412       8,229,259
                                                                    -------------   -------------

INTEREST EXPENSE
 Interest on deposits                                                   2,349,264       2,583,309
 Interest on Federal Home Loan Bank advances                              476,887         470,577
                                                                    -------------   -------------
  Total interest expense                                                2,826,151       3,053,886
                                                                    -------------   -------------

  Net interest income                                                   5,854,261       5,175,373

Provision for loan losses                                                 319,998         460,000
                                                                    -------------   -------------

  Net interest income after
    provision for loan losses                                           5,534,263       4,715,373
                                                                    -------------   -------------

OTHER INCOME
 Trust Department income                                                  257,715         313,004
 Service charges on deposit accounts                                      740,433         583,216
 Other service charges, commissions and fees                              372,559         313,822
                                                                    -------------   -------------
  Total other income                                                    1,370,707       1,210,042
                                                                    -------------   -------------

OTHER EXPENSES
 Salaries and employees' benefits                                       2,028,517       1,844,427
 Net occupancy expense of premises                                        217,956         206,115
 Furniture and equipment                                                  408,165         402,341
 Marketing and business development                                       165,934         155,347
 Bank card                                                                198,809         178,904
 Professional and consulting                                              460,032         247,208
 Data processing                                                          308,057         293,621
 Non-loan charge-offs                                                     218,773         137,523
 Postage                                                                   70,123          74,636
 Supplies                                                                  50,618          55,188
 Taxes, other than income                                                 119,723         118,509
 Telephone                                                                 84,953         114,729
 Other operating expenses                                                 413,852         363,014
                                                                    -------------   -------------
  Total other expenses                                                  4,745,512       4,191,562
                                                                    -------------   -------------
  Income before income taxes                                            2,159,458       1,733,853


Income tax expense                                                        682,674         512,000
                                                                    -------------   -------------

  Net income                                                        $   1,476,784   $   1,221,853
                                                                    =============   =============

EARNINGS PER SHARE, basic                                           $        0.83   $        0.67
                                                                    =============   =============

EARNINGS PER SHARE, assuming dilution                               $        0.82   $        0.67
                                                                    =============   =============



See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                  COMMON       CAPITAL    RETAINED    COMPREHENSIVE   COMPREHENSIVE
                                                  STOCK        SURPLUS    EARNINGS       INCOME           INCOME        TOTAL
                                               ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                     $  5,752,220         -   $ 15,432,062    $     (7,446)                $ 21,176,836
Comprehensive income:
  Net income                                              -         -      1,221,853               -    $1,221,853      1,221,853
  Other comprehensive income (loss)
    net of tax:
    Unrealized holding losses on securities
      available for sale, net of deferred
      income taxes of ($101,178)                                    -              -        (196,405)     (196,405)      (196,405)
                                                                                                        ----------
  Total comprehensive income                              -         -              -               -    $1,025,448              -
                                                                                                        ==========
Cash dividends                                            -         -       (488,831)              -                     (488,831)
Acquisition of 39,023 shares of common stock       (122,142)        -       (621,746)              -                     (743,888)
                                               ------------    ------   ------------    ------------                 ------------
BALANCE, JUNE 30, 1999                         $  5,630,078       $ -   $ 15,543,338    $   (203,851)                $ 20,969,565
                                               ============    ======   ============    ============                 ============


BALANCE, DECEMBER 31, 1999                     $  5,552,736             $ 16,019,525    $   (367,906)                $ 21,204,355
Comprehensive income:
  Net income                                              -         -      1,476,784               -    $1,476,784      1,476,784
  Other comprehensive income (loss)
    net of tax:
    Unrealized holding gains on securities
      available for sale, net of deferred
      income taxes of $13,337                             -         -              -          25,889        25,889         25,889
                                                                                                        ----------
  Total comprehensive income                              -         -              -               -    $1,502,673              -
                                                                                                        ==========
Cash dividends                                            -         -       (550,267)              -                     (550,267)
Acquisition of 500 shares of common stock            (1,565)        -         (6,435)              -                       (8,000)
Exercise of stock options                             3,987         -         19,020               -                       23,007
                                               ------------    ------   ------------    ------------                 ------------
BALANCE, JUNE 30, 2000                         $  5,555,158       $ -   $ 16,958,627    $   (342,017)                $ 22,171,768
                                               ============    ======   ============    ============                 ============


See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                   ------------    ------------
                                                                                       2000             1999
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                $  1,476,784    $  1,221,853
         Adjustments to reconcile net income to net
           cash provided by operating activities:
                     Depreciation                                                       375,746         371,717
                     Provision for loan losses                                          319,998         460,000
                     Provision for other real estate                                          -           6,000
                     Net premium amortization on investment securities                    6,366          14,501
                     Loss on sale of other real estate owned                              5,180               -
                     Changes in assets and liabilities:
                         (Increase) in accrued interest receivable                      (10,644)       (494,683)
                         (Increase) in other assets                                  (2,494,383)       (429,138)
                         Increase in other liabilities                                  682,515         484,510
                                                                                   ------------    ------------
                                       Net cash provided by operating activities        361,562       1,634,760
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sale of securities available for sale                                  -          66,700
         Proceeds from maturities, calls and principal
                     payments of investment securities                                  640,516         766,407
         Proceeds from maturities, calls and principal
                     payments of securities available for sale                        1,551,119       2,479,511
         Purchase of securities available for sale                                            -     (13,775,427)
         Proceeds from sale of other real estate owned                                  152,901               -
         Purchase of premises and equipment                                            (275,535)       (110,926)
         Net (increase) in loans                                                    (12,302,085)    (11,076,468)
                                                                                   ------------    ------------
                                       Net cash (used in) investing activities      (10,233,084)    (21,650,203)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in demand deposits, NOW accounts
                     and savings accounts                                             3,887,299       7,593,014
         Net increase in certificates of deposit                                      2,789,940       3,234,434
         Net (decrease) in Federal Home Loan Bank advances                          (10,000,000)              -
         Cash dividends paid                                                           (532,067)       (475,917)
         Issuance of common stock                                                        23,007               -
         Acquisition of common stock                                                     (8,000)       (743,888)
                                                                                   ------------    ------------
                                       Net cash provided by financing activities     (3,839,821)      9,607,643
                                                                                   ------------    ------------

                                       Increase in cash and cash equivalents        (13,711,343)    (10,407,800)

CASH AND CASH EQUIVALENTS
         Beginning                                                                   24,985,466      26,730,670
                                                                                   ------------    ------------

         Ending                                                                    $ 11,274,123    $ 16,322,870
                                                                                   ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash payments for:
                     Interest                                                      $  2,791,724    $  3,012,088
                                                                                   ============    ============

                     Income taxes                                                  $    714,120    $    355,000
                                                                                   ============    ============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
         Other real estate acquired in settlement of loans                         $    158,081    $     71,391
                                                                                   ============    ============

         Unrealized gain (loss) on securities available for sale, net              $     39,225    $   (311,333)
                                                                                   ============    ============



See Accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated statements include the accounts of Fauquier Bankshares, Inc. and subsidiaries, The Fauquier Bank and Fauquier Bank Services, Inc. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999.

         The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results expected for the full year.

2.       SECURITIES

         The amortized cost of securities held to maturity, with unrealized gains and losses follows:

                                                          GROSS           GROSS
                                       AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                          COST            GAINS          (LOSSES)           VALUE
                                      -------------   -------------    -------------    -------------
                                                              JUNE 30, 2000
                                      ---------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                        $   2,346,078   $           -    $     (22,001)   $   2,324,077
Obligations of states and political
  subdivisions                            2,390,749             683          (10,205)       2,381,227
                                      -------------   -------------    -------------    -------------

                                      $   4,736,827   $         683    $     (32,206)   $   4,705,304
                                      =============   =============    =============    =============

                                                          GROSS           GROSS
                                       AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                          COST            GAINS          (LOSSES)           VALUE
                                      -------------   -------------    -------------    -------------
                                                            DECEMBER 31, 1999
                                      ---------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                        $   2,885,488   $           -    $     (22,826)   $   2,862,662
Obligations of states and political
  subdivisions                            2,490,790           1,693           (5,751)       2,486,732
                                      -------------   -------------    -------------    -------------

                                      $   5,376,278   $       1,693    $     (28,577)   $   5,349,394
                                      =============   =============    =============    =============

      The amortized cost of securities available for sale, with unrealized gains and losses follows:

                                                          GROSS           GROSS
                                       AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                          COST            GAINS          (LOSSES)           VALUE
                                      -------------   -------------    -------------    -------------
                                                              JUNE 30, 2000
                                      ---------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                        $   9,022,959   $       4,641    $    (392,831)   $   8,634,769
Obligations of states and political
  subdivisions                              681,726             869           (1,356)         681,239
Equity securities                           487,500                                           487,500
Mutual funds                                937,809                         (129,531)         808,278
Restricted investments:
  Federal Home Loan
    Bank stock                            1,150,000                                         1,150,000
Federal Reserve Bank
  stock                                      72,000               -                -           72,000
Community Bankers'
  Bank stock                                 50,000               -                -           50,000
                                      -------------   -------------    -------------    -------------

                                      $  12,401,994   $       5,510    $    (523,718)   $  11,883,786
                                      =============   =============    =============    =============

                                                          GROSS           GROSS
                                       AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                          COST            GAINS          (LOSSES)           VALUE
                                      -------------   -------------    -------------    -------------
                                                            DECEMBER 31, 1999
                                      ---------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                        $  11,068,015   $       5,376    $    (434,339)   $  10,639,052
Obligations of states and political
  subdivisions                              682,719             327             (894)         682,152
Mutual funds                                937,809                         (127,903)         809,906
Restricted investments:
  Federal Home Loan
    Bank stock                            1,150,000                                         1,150,000
Federal Reserve Bank
  stock                                      72,000               -                -           72,000
Community Bankers'
  Bank stock                                 50,000               -                -           50,000
                                      -------------   -------------    -------------    -------------

                                      $  13,960,543   $       5,703    $    (563,136)   $  13,403,110
                                      =============   =============    =============    =============

3.    LOANS

      A summary of the balances of loans follows:

                                                                           JUNE 30,      DECEMBER 31,
                                                                             2000            1999
                                                                        -------------   -------------
                                                                                (Thousands)
Real estate loans:
  Construction and land development                                     $      12,214   $      11,746
  Secured by farmland                                                             960             903
  Secured by 1-4 family residential                                            70,850          64,921
  Other real estate loans                                                      52,169          50,988
Agriculture                                                                        58               -
Commercial and industrial loans (except those secured by real estate)          19,875          16,689
Loans to individuals for personal expenditures                                 35,099          33,787
All other loans                                                                 4,790           4,868
                                                                        -------------   -------------
                    Total loans                                         $     196,015   $     183,902
Less:  Unearned income                                                            122             115

          Allowance for loan losses                                             2,566           2,284
                                                                        -------------   -------------
                    Net loans                                           $     193,327   $     181,503
                                                                        =============   =============

      Analysis of the allowance for loan losses follows:

                                          SIX MONTHS        SIX MONTHS
                                            ENDING            ENDING
                                           JUNE 30,          JUNE 30,       DECEMBER 31,
                                             2000              1999            1999
                                         -------------    -------------    -------------
                                                           (THOUSANDS)
Balance at beginning of period           $   2,284,348    $   1,853,150    $   1,853,150
Provision charged to operating expense         319,998          235,000          695,000
Recoveries added to the allowance              178,071           13,566           63,368
Loan losses charged to the allowance          (216,579)         (17,882)        (327,170)
                                         -------------    -------------    -------------
Balance at end of period                 $   2,565,838    $   2,083,834    $   2,284,348
                                         =============    =============    =============


      Nonperforming assets consist of the following:

                                                     JUNE 30,     DECEMBER 31,
                                                       2000            1999
                                                  -------------   -------------
                                                          (THOUSANDS)
Nonaccrual loans                                  $         291   $         125
Restructured loans                                            -               -
                                                  -------------   -------------
                    Total non-performing loans    $         291   $         125
Foreclosed real estate                                        -               -
                                                  -------------   -------------
                    Total non-performing assets   $         291   $         125
                                                  =============   =============

      Total loans past due 90 days or more and still accruing were $1.730 million on June 30, 2000 and $170 thousand on December 31, 1999.

4.    EARNINGS PER SHARE

      The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all periods reported have been restated giving effect to stock splits.

                                                      JUNE 30, 2000                 JUNE 30, 1999
                                                                PER SHARE                    PER SHARE
                                                  SHARES         AMOUNT         SHARES         AMOUNT
                                               ------------   ------------   ------------   ------------
Basic earnings per share                          1,783,302   $       0.83      1,818,156   $       0.67
                                                              ============                  ============

Effect of dilutive securities, stock options         12,041                        16,918
                                               ------------                  ------------

Diluted earnings per share                        1,795,343   $       0.82      1,835,074   $       0.67
                                               ============   ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares has issued and outstanding 1,771,311 shares of commons stock, par value $3.13 per share, held by approximately 440 shareholders of record on July 31, 2000.

TFB has six full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Manassas and New Baltimore, in addition to the main office branch located in Warrenton, Virginia. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186

TFB provides a range of consumer and commercial banking services to individuals, businesses, and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Fund. The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other consumer financing. TFB provides automated teller machine
(ATM) cards as a part of the Honor and Plus ATM networks, thereby permitting customers to benefit from the convenience of larger ATM networks. TFB operates an Investments and Trust Services Division that was established in 1919. It is staffed with nine professionals that provide personalized services that include investment management, trust, estate settlement, retirement, and brokerage services.

The revenues of TFB are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for TFB's lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta. The principal expenses of TFB are the interest paid on deposits, and operating and general administrative expenses.

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

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET INCOME. Net income for the three months ended June 30, 2000 decreased 6.0% to $744,000 from $791,000 for the three months ended June 30, 1999. Of the $47,000 decrease, $40,000 was attributable to higher income tax expense due in part to reduced tax-exempt interest income. Increases in net interest income and total other income were slightly more than offset by corresponding increases in total other expenses.

NET INTEREST INCOME. Growth in interest income and a decline in interest expense resulted in an increase in net interest income of $216,000 or 7.7% to $3.02 million for the three months ended June 30, 2000 compared to $2.81 million for the three months ended June 30, 1999. Total interest income grew $108,000 or 2.5% to $4.40 million for the three months ended June 30, 2000 compared to $4.29 million for the three months ended June 30, 1999. The increase was a result of increases in loan originations, with increased interest and fees on loans of $419,000 or 11.4%, which was partially offset by a $233,000 reduction in interest income from the securities portfolio. The securities portfolio was reduced by allowing securities to mature and reinvesting the funds in loans. Total interest expense decreased $107,000 or 7.2% to $1.38 million for the three months ended June 30, 2000 from $1.49 million for the three months ended June 30, 1999. This was due to reduced interest expense on deposits and Federal Home Loan Bank advances of $53,000 and $54,000, respectively.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $152,000 for the three months ended June 30, 2000 compared to $225,000 for the three months ended June 30, 1999. The amount of the provision for loan loss for the first half of 2000 and 1999 was determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurance, however, that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income increased by $99,000 or 16.2% to $712,000 for the three months ended June 30, 2000 from $613,000 for the three months ended June 30, 1999. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: fee income, service charges, and trust fees. The increase in the second quarter resulted from increases in loan fees, net service charges on deposit accounts, and other service charges of $103,000.

TOTAL OTHER EXPENSES. Total other expenses increased 18.8% or $395,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase was primarily because of increases in professional fees, and salaries and benefits. Professional fees rose $173,000 due to expenses associated with the investigation of a misappropriation of funds that occurred in 1999. The misappropriated funds are expected to be fully recovered through settlement of the insurance claim. Salaries and benefits increased $104,000.

COMPARISION OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET INCOME. Net income for the six months ended June 30, 2000 increased 20.9% to $1.48 million from $1.22 million for the six months ended June 30, 1999. The increase in net income was due primarily to increases in net interest income, total other income, and a reduction in provision for loan loss that more than offset an increase in total other expenses.

NET INTEREST INCOME. Net interest income rose $679,000 or 13.1% to $5.85 million for the six months ended June 30, 2000 compared to $5.18 million for the six months ended June 30, 1999. Total interest income grew $451,000 or 5.48% to $8.7 million as a result of increases in loan originations, with increased interest and fees on loans of $930,000, that were partially offset by a reduction in interest income from securities of $364,000. The securities portfolio was reduced by allowing securities to mature and reinvesting the funds in loans. Total interest expense declined $228,000 or 7.5% stemming from reduced expense on interest bearing deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $320,000 for the six months ended June 30, 2000 compared to $460,000 for the six months ended June 30, 1999. The loan loss provision for the first two quarters of 2000 and 1999 was determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurance, however, that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income increased by $161,000 or 13.3% to $1.37 million for the six months ended June 30, 2000 from $1.21 million for the six months ended June 30, 1999. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: service charges, other fee income, and trust income. The increase in the first two quarters of 2000 resulted from increases in loan fees, net service charges on deposit accounts, and other service charges of $217,000 that were partially offset by a reduction in trust department income of $55,000.

TOTAL OTHER EXPENSES. Total other expenses increased 13.2 % or $554,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase was primarily because professional fees rose $213,000, salaries and benefits rose $184,000,and non-loan chargeoffs were up $81,000. The increase in professional fees was due primarily to expenses associated with the investigation of a misappropriation of funds in 1999. The misappropriated funds are expected to be fully recovered through settlement of the insurance claim.

COMPARISON OF JUNE 30, 2000 AND DECEMBER 31, 1999 FINANCIAL CONDITION

Assets totaled $231.6 million at June 30, 2000, a decrease of 0.7% or $1.7 million from $233.2 million at December 31, 1999. Balance sheet categories reflecting significant changes include loans, federal funds sold, deposits, and Federal Home Loan advances. Each of these categories is discussed below.

LOANS. Net loans were $193.3 million at June 30, 2000, which is an increase of $11.8 million or 6.5% from $181.5 million at December 31, 1999. The rise is attributable to increased loan originations resulting from more effective utilization of relationship banking. Loans ninety days past due and still accruing rose from $170,000 at December 31, 1999 to $1.73 million at June 30, 2000 due to a single loan, on which interest was current, and that was in the process of conversion from a construction loan to a permanent loan.

FEDERAL FUNDS SOLD. Federal funds sold were $1,000 at June 30, 2000, compared to $14.0 million at December 31, 1999. The reduction was used to fund new loans and reduce borrowings from the Federal Home Loan Bank.

DEPOSITS. On June 30, 2000, total deposits reflected an increase of $6.7 million or 3.6% to $193.9 million from $187.3 million at December 31, 1999. The growth was in both non-interest bearing deposits, which increased $5.5 million, and interest bearing deposits, which rose $1.2 million.

FEDERAL HOME LOAN BANK ADVANCES. Federal Home Loan Bank advances were $13 million at June 30, 2000, which represents a decrease of $10 million or 43.5% from $23 million at December 31, 1999. Advances were repaid primarily from a reduction in cash and due from banks, being held for potential Y2K needs, and reduced federal funds sold.

SHAREHOLDERS EQUITY

Total shareholders equity was $22.2 million at June 30, 2000 compared to $21.2 million at December 31, 1999, an increase of $967,000 or 4.6%. This was due primarily to an increase in retained earnings of $939,000 to $17.0 million at June 30, 2000 from $16.0 million at December 31, 1999. The increase was the result of income for the quarter, net of dividends paid to shareholders.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the Federal Home Loan Bank of Atlanta.

While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its funds for existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $11.3 million at June 30, 2000. These assets provide the primary source of liquidity for TFB. In addition, management has designated a substantial portion of the investment portfolio as available for sale, and has an available line of credit with the Federal Home Loan Bank of Atlanta with a borrowing limit of approximately $37 million at June 30, 2000 to provide additional sources of liquidity.

As of June 30, 2000, the appropriate regulatory authorities have categorized Bankshares and TFB as well capitalized under the regulatory framework for prompt corrective action.

CAPITAL REQUIREMENTS

The  federal  bank  regulatory   authorities  have  adopted  risk-based  capital
guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholder's equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of June 30, 2000 (i) Bankshares' Tier 1 and total risk-based capital ratios were 12.3% and 13.6%, respectively, and (ii) TFB's Tier 1 and total risk-based capital ratios were 12.3% and 13.6%, respectively.

FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized."

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after granting an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of June 30, 2000, TFB had a total risk-based capital ratio of 13.6%, a Tier 1 risk-based capital ratio of 12.3%, and a leverage ratio of 9.8%. At June 30, 2000, TFB was "well capitalized" under the regulatory framework for prompt corrective action provided by the Federal Reserve Bank of Richmond.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An important component of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in market interest rates. TFB is subject to interest rate sensitivity to the extent that its interest-earning assets mature or reprice at a different time interval from that of its interest-bearing liabilities. However, TFB is not subject to any of the other major categories of market risk such as foreign currency exchange rate risk or commodity price risk.

TFB uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods. Management believes that interest rate risk is best measured by simulation modeling.

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions.

TFB monitors exposure to gradual changes in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in equity from gradual changes in interest rates of 200 basis points over 12 months is 15% and 10%, respectively. Management has maintained a risk position well within these guideline levels during the first two quarters of 2000.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Bankshares held its Annual Meeting of Shareholders on May 23, 2000. A quorum of Shareholders was present, consisting of a total of 1,430,744 shares, all represented by proxy. At the Annual Meeting, the Shareholders approved and ratified the acts and proceedings of all officers, directors, and committees of Bankshares since April 20, 1999. Class I directors C.H. Lawrence, Jr., John J. Norman, Jr., Henry M. Ross, and C. Hunton Tiffany were elected to three-year terms. The following Class II and Class III directors whose terms expire in 2001 and 2002 continued in office: Alexander G. Green, Jr., Stanley C. Haworth,
Douglas C. Larson, D. Harcourt Lees, Jr., Randolph T. Minter, Brian S. Montgomery, Harold Paul Neale, Pat H. Nevill, and H. Frances Stringfellow. The Shareholders also ratified both the appointment of Yount, Hyde & Barbour, CPA as independent auditors of the Bank for the year ending December 31, 2000, and the Amended and Restated Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long Term Incentive Plan.

                  The vote on each matter was as follows:

1.                Ratifying acts and proceedings since April 20, 1999:                  TOTAL
                                                                                        -----

                                                                                        1,430,744

2.                For Directors:                                                        TOTAL
                                                                                        -----

                           C.H. Lawrence, Jr.                                           1,389,764
                           John J. Norman, Jr.                                          1,377,663
                           Henry M. Ross                                                1,381,564
                           C. Hunton Tiffany                                            1,389,764

3.                Ratification of the appointment of Yount, Hyde & Barbour,
                  CPA as the independent auditors for TFB:                              TOTAL
                                                                                        -----

                                                                                        1,430,744

4.                Ratification of the Amended and Restated Fauquier
                  Bankshares, Inc. Omnibus Stock Ownership and Long
                  Term Incentive Plan:                                                  TOTAL
                                                                                        -----

                           For:                                                         1,345,110
                           Against:                                                       151,198
                           Abstain:                                                        44,436

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

                               FAUQUIER BANKSHARES, INC.

Dated: August 10, 2000         /s/ C. Hunton Tiffany
                               --------------------------------------------
                               C. Hunton Tiffany
                               President and Chief Executive Officer

Dated: August 10, 2000         /s/ Randy K. Ferrell
                               --------------------------------------------
                               Randy K. Ferrell
                               Senior Vice President and Chief Financial Officer