Form 10-Q
period 2000-09-30
FAUQUIER BANKSHARES INC
filed 2000-11-13
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X        No
                                             ------        ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,726,481 shares of common stock, par value $3.13 per share, were outstanding as of October 31, 2000.

                            Fauquier Bankshares, Inc.

                                      INDEX


Part I.  FINANCIAL INFORMATION
                                                                                                                        Page
   Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999                        1

            Consolidated Statements of Income (unaudited) for the Three Months Ended September 30, 2000 and 1999          2

            Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 2000 and 1999           3

            Consolidated  Statements of Changes in Stockholders'  Equity (unaudited) for the Nine Months Ended
            September 30, 2000 and 1999                                                                                   4

            Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2000 and 1999       5

            Notes to Condensed Consolidated Financial Statements                                                          6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                         9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                   13

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                                            14

   Item 2.  Changes in Securities and Use of Proceeds                                                                    14

   Item 3.  Defaults Upon Senior Securities                                                                              14

   Item 4.  Submission of Matters to a Vote of Security Holders                                                          14

   Item 5.  Other Information                                                                                            14

   Item 6.  Exhibits and Reports on Form 8-K                                                                             14


SIGNATURES                                                                                                               15


ITEM 1.           FINANCIAL STATEMENTS


                     FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)



                                                                         SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                                         ------------------  -----------------
ASSETS
Cash and due from banks                                                    $  11,522,189       $  10,697,343
Interest-bearing deposits in other banks                                         124,723             278,123
Federal funds sold                                                             3,750,000          14,010,000
Securities (fair value: 2000, $15,776,445; 1999, $18,752,504)                 15,791,062          18,779,388
Loans, net of allowance for loan losses of $2,667,192
  in 2000 and $2,284,348 in 1999                                             196,432,585         181,503,312
Bank premises and equipment, net                                               5,400,968           5,594,248
Accrued interest receivable                                                    1,122,535           1,097,562
Other real estate                                                                187,822                  --
Other assets                                                                   4,106,255           1,247,649
                                                                           -------------       -------------
              Total assets                                                 $ 238,438,139       $ 233,207,625
                                                                           =============       =============

LIABILITIES
Deposits:
  Noninterest-bearing                                                      $  41,379,236       $  33,045,513
  Interest-bearing                                                           158,876,993         154,227,161
                                                                           -------------       -------------
     Total deposits                                                        $ 200,256,229       $ 187,272,674
Federal Home Loan Bank advances                                               13,000,000          23,000,000
Dividends payable                                                                276,493             265,770
Other liabilities                                                              2,845,067           1,464,826
Commitments and contingent liabilities                                                --                  --
                                                                           -------------       -------------
              Total liabilities                                            $ 216,377,789       $ 212,003,270
                                                                           -------------       -------------
SHAREHOLDERS' EQUITY
Common stock, par value, $3.13; authorized 8,000,000 shares;
  issued and outstanding, 2000, 1,726,481 shares; 1999, 1,774,037 shares       5,403,886           5,552,736
Retained earnings                                                             16,952,059          16,019,525
Accumulated other comprehensive (loss)                                          (295,595)           (367,906)
                                                                           -------------       -------------
              Total shareholders' equity                                   $  22,060,350       $  21,204,355
                                                                           -------------       -------------
              Total liabilities and shareholders' equity                   $ 238,438,139       $ 233,207,625
                                                                           =============       =============

See Accompanying Notes to Consolidated Financial Statements.

                      FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                    2000        1999
                                                                    ----        ----
INTEREST INCOME
     Interest and fees on loans                                 $4,259,985   $3,853,375
     Interest on investment securities:
        Taxable interest income                                     32,898       51,261
        Interest income exempt from federal income taxes            25,822       29,125
     Interest and dividends on securities available for sale:
        Taxable interest income                                    142,815      313,154
        Interest income exempt from federal income taxes             3,252        5,005
        Dividends                                                   58,052       33,485
     Interest on federal funds sold                                 58,189      103,040
     Interest on deposits in other banks                               439        1,889
                                                                ----------   ----------
        Total interest income                                    4,581,452    4,390,334
                                                                ----------   ----------

INTEREST EXPENSE
     Interest on deposits                                        1,285,520    1,227,006
     Interest on Federal Home Loan Bank advances                   172,040      283,034
                                                                ----------   ----------
        Total interest expense                                   1,457,560    1,510,040
                                                                ----------   ----------
        Net interest income                                      3,123,892    2,880,294

Provision for loan losses                                          137,500      180,000
                                                                ----------   ----------
        Net interest income after
          provision for loan losses                              2,986,392    2,700,294
                                                                ----------   ----------
OTHER INCOME
     Trust Department income                                       145,427      124,767
     Service charges on deposit accounts                           366,841      296,034
     Other service charges, commissions and fees                   198,611      178,059
                                                                ----------   ----------
        Total other income                                         710,879      598,860
                                                                ----------   ----------
OTHER EXPENSES
     Salaries and employees' benefits                            1,010,940      883,624
     Net occupancy expense of premises                             119,395      107,939
     Furniture and equipment                                       223,180      231,464
     Marketing and business development                             89,838      109,200
     Bank card                                                     110,034      112,321
     Professional and consulting fees                              164,989       93,720
     Data processing                                               174,675      151,276
     Non-loan charge-offs                                           25,867       11,367
     Postage                                                        32,443       31,808
     Supplies                                                       27,124       33,277
     Taxes, other than income                                       61,348       59,325
     Telephone                                                      42,810       50,821
     Other operating expenses                                      212,126      226,756
                                                                ----------   ----------
        Total other expenses                                     2,294,769    2,102,898
                                                                ----------   ----------

        Income before income taxes                               1,402,502    1,196,256

Income tax expense                                                 445,015      381,000
                                                                ----------   ----------
        Net income                                              $  957,487   $  815,256
                                                                ==========   ==========
EARNINGS PER SHARE, basic                                       $     0.54   $     0.45
                                                                ==========   ==========
EARNINGS PER SHARE, assuming dilution                           $     0.54   $     0.45
                                                                ==========   ==========


See Accompanying Notes to Consolidated Financial Statements.

                    FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                     2000          1999
                                                                     ----          ----
INTEREST INCOME
      Interest and fees on loans                                 $12,278,922   $10,942,266
      Interest on investment securities:
           Taxable interest income                                   115,666       167,910
           Interest income exempt from federal income taxes           78,003        86,451
      Interest and dividends on securities available for sale:
           Taxable interest income                                   402,231       879,330
           Interest income exempt from federal income taxes            9,759        10,503
           Dividends                                                 114,367       109,169
      Interest on federal funds sold                                 258,791       394,387
      Interest on deposits in other banks                              4,125        29,577
                                                                 -----------   -----------
           Total interest income                                  13,261,864    12,619,593
                                                                 -----------   -----------
INTEREST EXPENSE
      Interest on deposits                                         3,634,784     3,810,315
      Interest on Federal Home Loan Bank advances                    648,927       753,611
                                                                 -----------   -----------
           Total interest expense                                  4,283,711     4,563,926
                                                                 -----------   -----------
           Net interest income                                     8,978,153     8,055,667

Provision for loan losses                                            457,498       640,000
                                                                 -----------   -----------
           Net interest income after
             provision for loan losses                             8,520,655     7,415,667
                                                                 -----------   -----------
OTHER INCOME
      Trust Department income                                        403,142       437,771
      Service charges on deposit accounts                          1,107,274       879,250
      Other service charges, commissions and fees                    571,170       491,004
      Other operating income                                              --           877
                                                                 -----------   -----------
           Total other income                                      2,081,586     1,808,902
                                                                 -----------   -----------
OTHER EXPENSES
      Salaries and employees' benefits                             3,039,457     2,728,051
      Net occupancy expense of premises                              337,351       314,054
      Furniture and equipment                                        631,345       633,805
      Marketing and business development                             255,772       264,547
      Bank card                                                      308,843       291,225
      Professional and consulting                                    625,021       340,928
      Data processing                                                482,732       444,897
      Non-loan charge-offs                                           244,640       148,890
      Postage                                                        102,566       106,444
      Supplies                                                        77,742        88,465
      Taxes, other than income                                       181,071       177,834
      Telephone                                                      127,763       165,550
      Other operating expenses                                       625,978       589,770
                                                                 -----------   -----------
           Total other expenses                                    7,040,281     6,294,460
                                                                 -----------   -----------

           Income before income taxes                              3,561,960     2,930,109

Income tax expense                                                 1,132,000       893,000
                                                                 -----------   -----------
           Net income                                            $ 2,429,960   $ 2,037,109
                                                                 ===========   ===========

EARNINGS PER SHARE, basic                                        $      1.37   $      1.13
                                                                 ===========   ===========
EARNINGS PER SHARE, assuming dilution                            $      1.36   $      1.12
                                                                 ===========   ===========

See Accompanying Notes to Consolidated Financial Statements.

             FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (UNAUDITED)
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                             ACCUMULATED
                                                                                                OTHER
                                                             COMMON     CAPITAL   RETAINED  COMPREHENSIVE  COMPREHENSIVE
                                                              STOCK     SURPLUS   EARNINGS      INCOME        INCOME       TOTAL
                                                              -----     -------   --------      ------        ------       -----
BALANCE, DECEMBER 31, 1998                                 $5,752,220   $  --   $15,432,062    $  (7,446)               $21,176,836
Comprehensive income:
  Net income                                                       --      --     2,037,109           --    $2,037,109    2,037,109
  Other comprehensive income (loss) net of tax:
    Unrealized holding losses on securities available
      for sale, net of deferred income taxes of ($123,749)         --      --            --     (240,219)     (240,219)    (240,219)
                                                                                                            ----------
  Total comprehensive income                                       --      --            --           --    $1,796,890           --
                                                                                                            ==========
Cash dividends                                                     --      --      (739,398)          --                   (739,398)
Acquisition of 50,243 shares of common stock                 (157,260)     --      (799,636)          --                   (956,896)
                                                           ----------   -----   -----------    ---------                -----------
BALANCE, SEPTEMBER 30, 1999                                $5,594,960   $  --   $15,930,137    $(247,665)               $21,277,432
                                                           ==========   =====   ===========    =========                ===========


BALANCE, DECEMBER 31, 1999                                 $5,552,736   $  --   $16,019,525    $(367,906)               $21,204,355
Comprehensive income:
  Net income                                                       --      --     2,429,960           --    $2,429,960    2,429,960
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $37,251            --      --            --       72,311        72,311       72,311
                                                                                                            ----------
  Total comprehensive income                                       --      --            --           --    $2,502,271           --
                                                                                                            ==========
Cash dividends                                                     --      --      (826,428)          --                   (826,428)
Acquisition of 48,830 shares of common stock                 (152,838)     --      (689,686)          --                   (842,524)
Exercise of stock options                                       3,988      --        18,688           --                     22,676
                                                           ----------   -----   -----------    ---------                -----------
BALANCE, SEPTEMBER 30, 2000                                $5,403,886   $  --   $16,952,059    $(295,595)               $22,060,350
                                                           ==========   =====   ===========    =========                ===========


See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                        2000                     1999
                                                                                        ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                    $ 2,429,960              $ 2,037,109
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                                 566,134                  575,805
            Provision for loan losses                                                    457,498                  640,000
            Provision for other real estate                                                   --                    6,000
            Net premium amortization on investment securities                              9,985                   30,095
            Loss on sale of other real estate owned                                        5,180                       --
            Gain on sale of fixed assets                                                  (1,000)                      --
            Changes in assets and liabilities:
                (Increase) in accrued interest receivable                                (24,973)                (551,979)
                (Increase) in other assets                                            (2,895,857)              (1,055,176)
                Increase in other liabilities                                          1,380,241                  975,419
                                                                                     -----------              -----------
                   Net cash provided by operating activities                           1,927,168                2,657,273
                                                                                     -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sale of securities available for sale                                    --                   66,700
       Proceeds from maturities, calls and principal
            payments of investment securities                                          1,089,279                1,095,879
       Proceeds from maturities, calls and principal
            payments of securities available for sale                                  1,998,624                4,579,670
       Purchase of securities available for sale                                              --              (14,275,427)
       Proceeds from sale of other real estate owned                                     152,901                       --
       Proceeds from sale of premises and equipment                                        1,000                       --
       Purchase of premises and equipment                                               (372,854)                (421,382)
       Net (increase) in loans                                                       (15,732,674)             (21,872,717)
                                                                                     -----------              -----------
                   Net cash (used in) investing activities                           (12,863,724)             (30,827,277)
                                                                                     -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES

       Net increase in demand deposits, NOW accounts
            and savings accounts                                                       3,729,487                7,767,906

       Net increase in certificates of deposit                                         9,254,068                4,593,715

       Net increase in Federal Home Loan Bank advances                               (10,000,000)              10,000,000

       Cash dividends paid                                                              (815,705)                (727,741)

       Issuance of common stock                                                           22,676                      --

       Acquisition of common stock                                                      (842,524)                (956,896)
                                                                                     -----------              -----------
                   Net cash provided by financing activities                           1,348,002               20,676,984
                                                                                     -----------              -----------
                   Increase in cash and cash equivalents                              (9,588,554)              (7,493,020)

CASH AND CASH EQUIVALENTS
       Beginning                                                                      24,985,466               26,730,670
                                                                                     -----------              -----------

       Ending                                                                        $15,396,912             $ 19,237,650
                                                                                     ===========             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:

            Interest                                                                 $ 4,206,005              $ 4,488,932
                                                                                     ===========             ============

            Income taxes                                                             $ 1,028,620                $ 796,000
                                                                                     ===========             ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
       Other real estate acquired in settlement of loans                               $ 345,903                 $ 71,391
                                                                                     ===========             ============

       Unrealized gain (loss) on securities available for sale, net                    $ 109,562               $ (401,015)
                                                                                     ===========             ============

See Accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

       The consolidated statements include the accounts of Fauquier Bankshares, Inc. and subsidiaries, The Fauquier Bank and Fauquier Bank Services, Inc. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999.

       The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results expected for the full year.

2.     SECURITIES

       The amortized cost of securities held to maturity, with unrealized gains and losses follows:

                                                                              GROSS             GROSS
                                                          AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                            COST              GAINS            (LOSSES)           VALUE
                                                            ----              -----            --------           -----
                                                                                  September 30, 2000
       Obligations of U.S.
         Government corporations
         and agencies                                      $ 1,897,993           $     -         $ (14,933)      $ 1,883,060
       Obligations of states and political
         subdivisions                                        2,390,714             2,071            (1,755)        2,391,030
                                                           -----------           -------         ---------       -----------
                                                           $ 4,288,707           $ 2,071         $ (16,688)      $ 4,274,090
                                                           ===========           =======         =========       ===========
                                                                              GROSS             GROSS
                                                          AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                            COST              GAINS            (LOSSES)           VALUE
                                                            ----              -----            --------           -----
                                                                                   December 31, 1999
       Obligations of U.S.
         Government corporations
         and agencies                                      $ 2,885,488           $     -         $ (22,826)      $ 2,862,662
       Obligations of states and political
         subdivisions                                        2,490,790             1,693            (5,751)        2,486,732
                                                           -----------           -------         ---------       -----------
                                                           $ 5,376,278           $ 1,693         $ (28,577)      $ 5,349,394
                                                           ===========           =======         =========       ===========

The amortized cost of securities available for sale, with unrealized gains and losses follows:

                                                                              GROSS             GROSS
                                                          AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                            COST              GAINS            (LOSSES)           VALUE
                                                            ----              -----            --------           -----
                                                                                   September 30, 2000
       Obligations of U.S.
         Government corporations
         and agencies                                      $ 8,571,652           $ 5,068        $ (332,051)      $ 8,244,669
       Obligations of states and political
         subdivisions                                          681,228               993              (960)          681,261
       Equity securities                                       487,500                 -                 -           487,500
       Mutual funds                                            937,809                 -          (120,922)          816,887
       Restricted investments:
         Federal Home Loan
           Bank stock                                        1,150,000                 -                 -         1,150,000
       Federal Reserve Bank
         stock                                                  72,000                 -                 -            72,000
       Community Bankers'
         Bank stock                                             50,038                 -                 -            50,038
                                                           -----------           -------         ---------       -----------
                                                          $ 11,950,227           $ 6,061        $ (453,933)     $ 11,502,355
                                                          ============           =======        ==========      ============

                                                                              GROSS             GROSS
                                                          AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                            COST              GAINS            (LOSSES)           VALUE
                                                            ----              -----            --------           -----
                                                                                  December 31, 1999
       Obligations of U.S.
         Government corporations
         and agencies                                     $ 11,068,015           $ 5,376        $ (434,339)     $ 10,639,052
       Obligations of states and political
         subdivisions                                          682,719               327              (894)          682,152
       Mutual funds                                            937,809                 -          (127,903)          809,906
       Restricted investments:
         Federal Home Loan
           Bank stock                                        1,150,000                 -                 -         1,150,000
       Federal Reserve Bank
         stock                                                  72,000                 -                 -            72,000
       Community Bankers'
         Bank stock                                             50,000                 -                 -            50,000
                                                           -----------           -------         ---------       -----------
                                                          $ 13,960,543           $ 5,703        $ (563,136)     $ 13,403,110
                                                          ============           =======        ==========      ============

3.     LOANS

       A summary of the balances of loans follows:

                                                                                                 SEPTEMBER 30     DECEMBER 31,
                                                                                                     2000             1999
                                                                                                     ----             ----
                                                                                                          (Thousands)
       Real estate loans:
         Construction and land development                                                        $ 10,973          $ 11,746
         Secured by farmland                                                                           696               903
         Secured by 1-4 family residential                                                          72,823            64,921
         Other real estate loans                                                                    52,926            50,988
       Agriculture                                                                                       -                 -
       Commercial and industrial loans (except those secured by real estate)                        19,005            16,689
       Loans to individuals for personal expenditures                                               37,501            33,787
       All other loans                                                                               5,320             4,868
                                                                                                 ---------         ---------
                   Total loans                                                                   $ 199,244         $ 183,902
       Less:  Unearned income                                                                          144               115
                 Allowance for loan losses                                                           2,667             2,284
                                                                                                 ---------         ---------
                   Net loans                                                                     $ 196,433         $ 181,503
                                                                                                 =========         =========


       Analysis of the allowance for loan losses follows:

                                                                           NINE MONTHS       NINE MONTHS
                                                                              ENDING            ENDING
                                                                          SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,
                                                                          -------------     -------------     ------------
                                                                               2000              1999             1999
                                                                                             (Thousands)
       Balance at beginning of period                                        $ 2,284,348       $ 1,853,150       $ 1,853,150
       Provision charged to operating expense                                    457,498           640,000           695,000
       Recoveries added to the allowance                                         219,474            41,737            63,368
       Loan losses charged to the allowance                                     (294,127)         (144,877)         (327,170)
                                                                             -----------       -----------       -----------
       Balance at end of period                                              $ 2,667,193       $ 2,390,010       $ 2,284,348
                                                                             ===========       ===========       ===========

       Nonperforming assets consist of the following:

                                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                                      2000             1999
                                                                                                      ----             ----
                                                                                                            (Thousands)
       Nonaccrual loans                                                                               $ 98             $ 125
       Restructured loans                                                                                -                 -
                                                                                                      ----             -----
                   Total non-performing loans                                                         $ 98             $ 125
       Foreclosed real estate                                                                            -                 -
                                                                                                      ----             -----
                   Total non-performing assets                                                        $ 98             $ 125
                                                                                                      ====             =====

Total loans past due 90 days or more and still accruing were $246 thousand on September 30, 2000 and $170 thousand on December 31, 1999.

4.     EARNINGS PER SHARE

       The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all periods reported have been restated giving effect to stock splits.

                                                                  SEPTEMBER 30, 2000                 SEPTEMBER 30, 1999
                                                                               PER SHARE                             PER SHARE
                                                              SHARES             AMOUNT          SHARES               AMOUNT
                                                              ------             ------          ------               ------
       Basic earnings per share                              1,768,418            $ 1.37         1,809,779            $ 1.13
                                                                                  ======                              ======

       Effect of dilutive securities, stock options             12,472                              16,542
                                                             ---------                           ---------
       Diluted earnings per share                            1,780,890            $ 1.36         1,826,321            $ 1.12
                                                             =========            ======         =========            ======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares has issued and outstanding 1,726,481 shares of commons stock, par value $3.13 per share, held by approximately 440 shareholders of record on October 31, 2000.

TFB has six full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Manassas and New Baltimore, in addition to the main office branch located in Warrenton, Virginia. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186

TFB provides a range of consumer and commercial banking services to individuals, businesses, and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Fund. The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other consumer financing. TFB provides automated teller machine
(ATM) cards as a part of the Star (formerly Honor) and Plus ATM networks, thereby permitting customers to benefit from the convenience of larger ATM networks. TFB operates an Investments and Trust Services Division that was established in 1919. It is staffed with nine professionals that provide personalized services that include investment management, trust, estate settlement, retirement, and brokerage services.

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

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET INCOME. Net income for the three months ended September 30, 2000 increased 17.5% to $957,000 from $815,000 for the three months ended September 30, 1999. The increase in net income was due to increases in net interest income.

NET INTEREST INCOME. Growth in interest income and a decline in interest expense resulted in an increase in net interest income of $244,000 or 8.5% to $3.12 million for the three months ended September 30, 2000 compared to $2.88 million for the three months ended September 30, 1999. Total interest income grew $191,000 or 4.4% to $4.58 million for the three months ended September 30, 2000 compared to $4.39 million for the three months ended September 30, 1999. The increase was a result of increases in loan originations, with increased interest and fees on loans of $407,000 or 10.6%, which was partially offset by a $169,000 reduction in interest income from the securities portfolio. The securities portfolio was reduced by allowing securities to mature and reinvesting the funds in higher yielding loans. Total interest expense decreased $52,000 or 3.5% to $1.46 million for the three months ended September 30, 2000 from $1.51 million for the three months ended September 30, 1999. This was due to reduced interest expense of $111,000 on Federal Home Loan Bank advances which was partially offset by additional interest expense on deposits of $59,000.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $138,000 for the three months ended September 30, 2000 compared to $180,000 for the three months ended September 30, 1999. The amount of the provision for loan losses for the third quarter of 2000 and 1999 was determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. In addition, of the adequacy of loan loss reserves is reviewed annually by an independent third party. There can be no assurance, however, that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income increased 18.7% to $711,000 for the three months ended September 30, 2000 from $599,000 for the three months ended September 30, 1999. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: service charges, trust fees, and fee income. The primary increase was in service charges on deposit accounts and was due mostly to improved collection of assessed service charges.

TOTAL OTHER EXPENSES. Total other expenses increased 9.1% or $192,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase was primarily because of an additional $127,000 in salaries and benefits due to additions in staff and normal salary and benefit increases. Additionally, professional fees were up $71,000 mostly related to personnel related consulting expenses.

COMPARISION OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET INCOME. Net income for the nine months ended September 30, 2000 increased 19.3% to $2.43 million from $2.04 million for the nine months ended September 30, 1999. The increase in net income was due primarily to an increase in net interest income.

NET INTEREST INCOME. Net interest income rose $922,000 or 11.5% to $8.98 million for the nine months ended September 30, 2000 compared to $8.06 million for the nine months ended September 30, 1999. Total interest income grew $642,000 or 5.1% to $13.3 million as a result of increases in loan originations, with increased interest and fees on loans of $1.34 million, that were partially offset by a decrease of $533,000 in interest income from reduced securities. The securities portfolio was reduced by allowing securities to mature and reinvesting the funds in higher yielding loans. Total interest expense declined $280,000 or 6.1% stemming from reduced expense on interest bearing deposits and Federal Home Loan Bank advances funded by reducing federal funds sold.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $457,000 for the nine months ended September 30, 2000 compared to $640,000 for the nine months ended September 30, 1999. The reduction was due in part to a sizable loan recovery. The loan loss provision for the first three quarters of 2000 and 1999 was determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. In addition, the adequacy of loan loss reserves is reviewed annually by an independent third party. There can be no assurance, however, that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income increased by $273,000 or 15.1% to $2.08 million for the nine months ended September 30, 2000 from $1.81 million for the nine months ended September 30, 1999. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: service charges, other fee income, and trust income. The increase in the first three quarters of 2000 resulted from increases in net service charges on deposit accounts of $228,000 due mostly to improved collection of assessed charges. Other service charges and fees were up $80,000 primarily because of increased loan volume.

TOTAL OTHER EXPENSES. Total other expenses increased 11.9 % or $746,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase was primarily because salaries and benefits rose
$311,000, professional fees rose $284,000, and non-loan chargeoffs were up $96,000. The increase in professional fees was due primarily to expenses associated with the investigation of a misappropriation of funds in 1999. The misappropriated funds are expected to be fully recovered through settlement of the insurance claim.

COMPARISON OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 FINANCIAL CONDITION

Assets totaled $238.4 million at September 30, 2000, an increase of 2.2% or $5.2 million from $233.2 million at December 31, 1999. Balance sheet categories reflecting significant changes include loans, federal funds sold, deposits, and Federal Home Loan Bank advances. Each of these categories is discussed below.

LOANS. Net loans were $196.4 million at September 30, 2000, which is an increase of $14.9 million or 8.2% from $181.5 million at December 31, 1999. The rise is attributable to increased loan originations resulting from more effective utilization of relationship banking.

FEDERAL FUNDS SOLD. Federal funds sold were $3.8 million at September 30, 2000, compared to $14.0 million at December 31, 1999. The reduction was used to fund new loans and reduce borrowings from the Federal Home Loan Bank.

DEPOSITS. On September 30, 2000, total deposits reflected an increase of $13.0 million or 6.9% to $200.3 million from $187.3 million at December 31, 1999. The growth was in both non-interest bearing deposits, which increased $8.3 million, and interest bearing deposits, which rose $4.6 million. The increases were due in part to recovery of deposits which were withdrawn at the end of 1999 in anticipation of Y2K needs. In addition, deposits were generated through several special offerings of certificates of deposit.

FEDERAL HOME LOAN BANK ADVANCES. Federal Home Loan Bank advances were $13 million at September 30, 2000, which represents a decrease of $10 million or 43.5% from $23 million at December 31, 1999. Advances were repaid primarily from a reduction in cash and due from banks, being held for potential Y2K needs, and reduced federal funds sold.

SHAREHOLDERS EQUITY

Total shareholders equity was $22.0 million at September 30, 2000 compared to $21.2 million at December 31, 1999, an increase of $856,000 or 4.0%. This was due primarily to an increase in retained earnings of $933,000 to $17.0 million at September 30, 2000 from $16.0 million at December 31, 1999. The increase was the result of income for the first three quarters, net of dividends paid to shareholders, and the acquisition of 48,830 shares of common stock. The repurchase of common stock reflects management's desire to increase shareholders' return on equity by minimizing growth in equity.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the Federal Home Loan Bank of Atlanta.

While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its funds for existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $15.4 million at September 30, 2000. These assets provide the primary source of liquidity for TFB. In addition, management has designated a substantial portion of the investment portfolio as available for sale, and has an available line of credit with the Federal Home Loan Bank of Atlanta with a borrowing limit of approximately $37 million at September 30, 2000 to provide additional sources of liquidity.

As  of  September  30,  2000,  the  appropriate   regulatory   authorities  have
categorized Bankshares and TFB as well capitalized under the regulatory framework for prompt corrective action.

CAPITAL REQUIREMENTS

The  federal  bank  regulatory   authorities  have  adopted  risk-based  capital
guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholder's equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of September 30, 2000 (i) Bankshares' Tier 1 and total risk-based capital ratios were 11.9% and 13.2%, respectively, and (ii) TFB's Tier 1 and total risk-based capital ratios were 11.9% and 13.2%, respectively.

FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution that becomes "significantly undercapitalized" or "critically undercapitalized."

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after granting an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of September 30, 2000, TFB had a total risk-based capital ratio of 13.2%, a Tier 1 risk-based capital ratio of 11.9%, and a leverage ratio of 9.6%. At September 30, 2000 TFB was "well capitalized," under the regulatory framework for prompt corrective action provided by the Federal Reserve Bank of Richmond.

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

TFB monitors exposure to gradual changes in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in equity from gradual changes in interest rates of 200 basis points over 12 months is 15% and 10%, respectively. Management has maintained a risk position well within these guideline levels during the first three quarters of 2000.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         (a)
            (3)(i) Articles of Incorporation of Fauquier Bankshares, Inc. (including amendments)*

            (3)(ii)   Bylaws of Fauquier Bankshares, Inc.*

            (10)(i)   Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long
                      Term  Incentive  Plan,   Amended  and  Restated  Effective
                      January 1, 2000**

            (11) Statement regarding computation of per share earnings (filed herewith)

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

                               FAUQUIER BANKSHARES, INC.

Dated: November 13, 2000       /s/ C. Hunton Tiffany
                               --------------------------------------------
                               C. Hunton Tiffany
                               President and Chief Executive Officer

Dated: November 13, 2000       /s/ Randy K. Ferrell
                               --------------------------------------------
                               Randy K. Ferrell
                               Senior Vice President and Chief Financial Officer