Form 10-K
period 2000-12-31
FAUQUIER BANKSHARES INC
filed 2001-03-30
CIK 1083643

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 (540) 347-2700
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $3.13 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )  No (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the registrant's common shares held by "non-affiliates" of the registrant, based upon the closing sale price of its common shares on the NASDAQ SmallCap Market System, was approximately $24,071,548. Common shares held by each officer, director and holder of 5% or more of the registrant's outstanding common shares have been excluded in that such persons or entities may be deemed to be affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant had 1,709,377 shares outstanding as of March 19, 2001.

                      DOCUMENTS INCORPORTATED BY REFERENCE
Portions of the definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days of the fiscal year ended December 31, 2000 are incorporated by reference into Part III of this Form 10-K.



                                TABLE OF CONTENTS
                                                                                                          Page
PART I
       Item 1.           Business                                                                          3

       Item 2.           Properties                                                                       10

       Item 3.           Legal Proceedings                                                                11

       Item 4.           Submission of Matters to a Vote of Security Holders                              11

PART II

       Item 5.           Market for Registant's Common Equity and Related Stockholder Matters             11

       Item 6.           Selected Financial Data                                                          12

       Item 7.           Management's Discussion and Analysis of Financial Condition
                         and Results of Operation                                                         13

       Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                       25

       Item 8.           Financial Statements and Supplementary Data                                      27

       Item 9.           Changes in and Disagreements With Accountants on Accounting
                         and Financial Disclosure                                                         27

PART III

       Item 10.          Directors and Executive Officers of the Registrant                               28

       Item 11.          Executive Compensation                                                           30

       Item 12.          Security Ownership of Certain Beneficial Owners and Management                   30

       Item 13.          Certain Relationships and Related Transactions                                   30

PART IV

       Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                30

       Audited Financial Statements


PART I

ITEM 1.  BUSINESS

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares has issued and outstanding
1,712,191 shares of common stock, par value $3.13 per share, held by approximately 405 holders of record on December 31, 2000.

TFB has six full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, and New Baltimore, in addition to the main office branch located in Warrenton, Virginia. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186.

THE FAUQUIER BANK

TFB's general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately sixty
(60) miles southwest of Washington, D.C.

TFB provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other consumer financing. TFB provides automated teller machine (ATM) cards, as a part of the Honor and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

TFB operates a Wealth Management Division that began with the granting of Trust powers to TFB in 1919. It is staffed with eleven professionals that provide personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2000, managed assets increased by $7.9 million to $132.4 million, or 6.4%, when compared with 1999, with revenue declining by $19,000 to $547,000, or 3.3%, over the same time period.

The revenues of TFB are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for TFB's lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta. The principal expenses of TFB are the interest paid on deposits and operating and general administrative expenses.

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

As of December 31, 2000, Bankshares had total consolidated assets of $249.9 million, total consolidated deposits of $212.1 million, and total consolidated shareholders' equity of $22.4 million.

                               LENDING ACTIVITIES

TFB offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small to medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in TFB's market area. TFB's total loans at December 31, 2000 were $200.4 million, or 80.2 % of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. TFB has no foreign loans or loans for highly leveraged transactions.

TFB's primary market area consists of Fauquier and Prince William Counties, Virginia and the surrounding communities. There is no assurance that this area will experience economic growth. Adverse conditions in any one or more of the industries operating in Fauquier or Prince William Counties or a slow-down in general economic conditions could have an adverse effect on Bankshares and TFB.

TFB's loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. Approximately 8.6% and 18.0% of TFB's loan portfolio at December 31, 2000 consisted of commercial and consumer loans, respectively. The majority of TFB's loans are made on a secured basis. As of December 31, 2000, approximately 70.5% of the loan portfolio consisted of loans secured by mortgages on real estate.

LOANS SECURED BY REAL ESTATE

SINGLE FAMILY RESIDENTIAL LOANS. TFB's single-family residential mortgage loan portfolio consists of conventional loans, with interest rates fixed for 10 years or less and balloon loans with 3, 5, 7, or 10 year maturities and amortized for 30 years or less. As of December 31, 2000, TFB's conventional single-family loans amounted to $74.2 million or 37.0% of the total loan portfolio. Substantially all of TFB's single-family residential mortgage loans are secured by properties located in TFB's service area. The majority of residential mortgage loans originated by TFB are originated under terms and documentation that permit the loans to be sold to the Federal Home Loan Mortgage Corporation ("FHLMC").

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

TFB also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of such loans consist of loans to selected local developers with whom TFB is familiar to build single-family dwellings on either a pre-sold or speculative basis. TFB limits the number of unsold units under construction. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2000, TFB's construction loans totaled $12.9 million or 6.5% of the total loan portfolio.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $54.0 million or 26.9% of total loans and consist principally of commercial loans for which real estate constitutes a source of collateral. These loans are secured primarily by owner-occupied properties. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

CONSUMER LOANS

The consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans that are payable on an installment basis. TFB offers a wide variety of consumer loans, which include installment loans, credit card loans, home equity loans and other secured and unsecured credit facilities. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a five-year amortization schedule.

COMMERCIAL LOANS

TFB's commercial loans include loans to individuals and small to medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure a majority of TFB's commercial loans, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indexes and will become payable in full in three to five years.

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

                               DEPOSIT ACTIVITIES

Deposits are the major source of TFB's funds for lending and other investment activities. TFB considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 65.1% of TFB's total deposits at December 31, 2000. Approximately 34.9% of TFB's deposits as of December 31, 2000 were certificates of deposit. Generally, TFB attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 11.5% of TFB's total deposits as of December 31, 2000 and generally pay interest at the same rates as certificates of less than $100,000. The majority of the deposits of TFB are generated from Fauquier and Prince William Counties. TFB has not accepted brokered deposits to date, but will continue to evaluate many funding sources, including the use of brokered deposits, as part of its asset/liability management.

                                   INVESTMENTS

TFB invests a portion of its assets in U.S. Treasury and U.S. Government corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock, and equity securities. TFB's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. TFB does not currently engage in any off-balance sheet hedging activities.


GOVERNMENT SUPERVISION AND REGULATION

FINANCIAL SERVICES MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act: (i.) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers; (ii.) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies; (iii.) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries; (iv.) provides an enhanced framework for protecting the privacy of consumer information; (v.) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system; (vi.) modifies the laws governing the implementation of the Community Reinvestment Act; and (vii.)
addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

BANK HOLDING COMPANY REGULATION. Bankshares is a one-bank holding company, registered with the Federal Reserve under the Bank Holding Company Act of 1956 ("BHC Act"). As such, Bankshares is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. Bankshares is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the BHC Act.

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

Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

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

In 1991, the FDIC Improvement Act of 1991 ("FDICIA") was enacted. FDICIA made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also re-codified current law restricting extensions of credit to insiders under the Federal Reserve Act.

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

ENFORCEMENT POWERS. Congress has provided the Federal Reserve and the FDIC with an array of powers to enforce laws, rules, regulations and orders. Among other things, these agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

MAXIMUM LEGAL INTEREST RATES. Like the laws of many states, Virginia law contains provisions that govern interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Virginia law. The relative importance of these interest limitation laws to the financial operations of TFB will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

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

CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2000 (i) Bankshares' Tier 1 and total risk-based capital ratios were 12.0 % and 13.2%, respectively, and (ii) TFB's Tier 1 and total risk-based capital ratios were 12.0% and 13.3%, respectively.

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

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of December 31, 2000, TFB had a total risk-based capital ratio of 13.3%, a Tier 1 risk-based capital ratio of 12.0%, and a leverage ratio of 9.2%. TFB was notified by the Federal Reserve Bank of Richmond that, at December 31, 2000, TFB was "well capitalized" under the regulatory framework for prompt corrective action.

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

                                   COMPETITION

Bankshares encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, TFB competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that TFB does not currently provide. In addition, many of TFB's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, TFB relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

EMPLOYEES

As of December 31, 2000, Bankshares and TFB employed 83 full-time employees and 36 part-time employees. A collective bargaining unit does not represent the employees. Bankshares and TFB consider relations with employees to be good.

ITEM 2.  PROPERTIES

TFB owns or leases property and operates branches at the following locations:



LOCATION                   LEASE/OWN         RENT (ANNUAL)     EXPIRATION       RENEWAL
-------------------------------------------------------------------------------------------------------
Main Office *
P.O. Box 561                 Own                 N/A              N/A             N/A
10 Courthouse Square
Warrenton, VA 20186

Catlett Branch Office
Rt. 28 and 806               Own                 N/A              N/A             N/A
Catlett, VA 20119

Sudley Road Branch Office
8091 Sudley Rd.              Lease               $41,160          2004            Additional 5 yrs.
Manassas, VA 20109

New Baltimore Office
5119 Lee Highway             Own                 N/A              N/A             N/A
Warrenton, VA 20187




The Plains Office
6464 Main Street             Own                 N/A              N/A             N/A
The Plains, VA 20198

View Tree Office
216 Broadview Avenue         Own                 N/A              N/A             N/A
Warrenton, VA 20186
-----------------------------------------------------------------------------------------------

* TFB and Bankshares

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation and no litigation was terminated during the fourth quarter of the fiscal year ended December 31, 2000 that, in the opinion of management, may materially impact the financial condition of Bankshares or TFB.

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

As of December 31, 2000, there were 1,712,191 outstanding shares of common stock, which is the only class of Bankshares capital stock. As of December 31, 2000 there were approximately 405 holders of record of Bankshares common stock. The following sets forth the high and low sales prices for Bankshares common shares and the amounts of any cash dividends paid for each full quarterly period within the two most recent fiscal years:

                            2000               1999          Dividends Per Share
                     ----------------     ----------------   -------------------
                      High      Low        High      Low       High      Low
                     ----------------     ----------------   -------------------
   1st Quarter       $18.50    $15.38     $19.38    $18.50    $0.15     $0.13
   2nd Quarter       $17.50    $15.00     $19.00    $18.00    $0.16     $0.14
   3rd Quarter       $18.25    $15.75     $19.00    $18.38    $0.16     $0.14
   4th Quarter       $16.00    $14.50     $19.38    $17.00    $0.17     $0.15

Bankshares' future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Bankshares' ability to pay cash dividends will depend entirely upon TFB's ability to pay dividends to Bankshares.

Transfers of funds from TFB to Bankshares in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2000, the aggregate amount of unrestricted funds that could be transferred from TFB to Bankshares without prior regulatory approval totaled $1.5 million.

ITEM 6:  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                                                                      At and for the Year Ended December 31,
(Dollars in thousands, except per share data)          2000             1999          1998         1997           1996
EARNINGS STATEMENT DATA:
Interest income                              $        18,002 $        17,129   $    15,024   $    13,575   $    12,547
Interest expense                                       6,084           6,043         5,519         4,751         4,699
                                             --------------- ---------------   -----------   -----------   -----------
Net interest income                                   11,918          11,086         9,505         8,824         7,848
Provision for loan losses                                457             695           535           465           578
                                             --------------- ---------------   -----------   -----------   -----------
Net interest income after provision
   for loan losses                                    11,461          10,391         8,970         8,359         7,270
Noninterest income                                     2,842           2,433         2,202         2,217         2,207
Securities gains (losses)                               (111)             --            17            10            78
Noninterest expense                                    9,665           9,023         7,708         7,354         6,965
                                             --------------- ---------------   -----------   -----------   -----------
Income before income taxes                             4,527           3,801         3,481         3,232         2,590
     Income taxes                                      1,430           1,162         1,039           981           748
                                             --------------- ---------------   -----------   -----------   -----------
Net income                                    $        3,097           2,639   $     2,442   $     2,251   $     1,842
                                              ============== ===============   ===========   ===========   ===========

PER SHARE DATA: (1)
Net income per share, basic                             1.76            1.46          1.31          1.18          0.96
Net income per share, diluted                           1.75            1.45          1.30          1.17          0.96
Cash dividends                                          0.64            0.56          0.45          0.35          0.26
Average basic shares outstanding                   1,755,182       1,802,165     1,857,282     1,913,008     1,912,328
Average diluted shares outstanding                 1,766,773       1,818,132     1,875,641     1,921,073     1,916,513
Book value at period end                               13.09           11.95         11.52         10.97         10.08

BALANCE SHEET DATA:
Total Assets                                     $   249,855     $   233,208   $   220,026   $   184,442   $   173,416
Loans, net                                           197,879         181,503       162,272       128,153       114,280
Investment securities                                 16,956          18,779        22,791        27,946        41,705
Deposits                                             212,103         187,273       179,217       161,869       152,938
Shareholders' equity                                  22,419          21,204        21,177        20,978        19,270

PERFORMANCE RATIOS:
Net interest margin(2)                                  5.56%           5.35%         5.35%         5.45%         5.16%
Return on average assets                                1.32%           1.14%         1.21%         1.27%         1.09%
Return on average equity                               14.13%          12.50%        11.60%        11.62%         9.86%
Dividend payout                                        36.09%          34.34%        34.10%        29.70%        27.00%
Efficiency ratio(3)                                    65.18%          63.51%        65.90%        65.80%        68.30%

ASSET QUALITY RATIOS:
Allowance for loan losses to period
  end loans, net                                        1.27%           1.24%         1.13%         1.27%         1.18%
Nonperforming loans to allowance for
  loan losses                                           4.74%           5.49%        35.96%        38.93%        50.03%
Net charge-offs to average loans                        0.10%           0.15%         0.23%         0.22%         0.28%

CAPITAL AND LIQUIDITY RATIOS:
Leverage                                                9.13%           8.80%         9.70%        11.90%        11.10%
Risk Based Capital Ratios:
Tier 1 capital                                         11.96%          12.20%        13.10%        16.40%        16.50%
Total capital                                          13.21%          13.40%        14.30%        17.70%        17.70%


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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is qualified in its entirety by the more detailed information and the financial statements and notes thereto appearing elsewhere in this Form 10-K. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of Bankshares, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Bankshares' ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of Bankshares include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Bankshares' market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

INTRODUCTION

This discussion is intended to focus on certain financial information regarding Bankshares and TFB. The purpose of this discussion is to provide the reader with a more thorough understanding of the financial statements. This discussion should be read in conjunction with the financial statements and accompanying notes contained elsewhere herein.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of Bankshares or TFB. Also, management is not aware of any current recommendations by its regulatory authorities that would have a material effect on liquidity, capital resources or operations. TFB's internal sources of such liquidity are deposits, loan repayments and securities available for sale. TFB's primary external source of liquidity is advances from the Federal Home Loan Bank ("FHLB") of Atlanta.

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

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Net income of $3.1 million in 2000 was a 17.3% increase from 1999 net income of $2.6 million. Earnings per share ("EPS") on a fully diluted basis were $1.75 in 2000 compared to $1.45 in 1999. Profitability as measured by return on average equity increased from 12.5% in 1999 to 14.1% in 2000.

Certain expenses associated with a misappropriation of cash reduced 2000 and 1999 earnings by $86,000 and $288,000, net of tax, respectively. On February 28, 2000, the Bank was first advised by its accountants as to the possible misappropriation of cash in the approximate amount of $437,000. The Bank immediately reported the loss to its insurance carrier and began an aggressive investigation of the misappropriation. The $437,000 loss, or $288,000 net of taxes, was recorded in 1999. Based on the ongoing investigation, an additional loss of $130,000, or $86,000 net of taxes, was recorded in 2000. On January 29, 2001, the Bank recovered $542,000, or $358,000 net of taxes, from its insurance carrier for these losses. This recovery will be recorded as income in the first quarter of the year ended December 31, 2001. Subject to further results of the ongoing investigation, additional recoveries, if any, would be recorded as income in the year received.

NET INTEREST INCOME. Total interest income grew $0.9 million or 5.1% to $18.0 million in 2000 from $17.1 million in 1999. This increase was primarily the result of loan growth. Average loan balances increased from $174.9 million in 1999 to $193.4 million in 2000. The average yield on loans remained a relatively stable 8.64% in 2000 compared with 8.70% in 1999. Together, this resulted in a $1.5 million increase in interest income from loans for the year 1999 compared with year 2000. Partially offsetting the increase in interest income from loans was the $0. 7 million decline in investment income due to the decline in average investment assets. Average investment balances decreased $11.5 million from $28.4 million in 1999 to $16.9 million in 2000, primarily due to investment maturity proceeds being reinvested into loans rather than other investments. The tax-equivalent average yield on investments declined slightly from 6.19% in 1999 to 6.08% in 2000. The use of maturing investments to fund new loan growth, as exhibited in 2000, is projected to significantly lessen in 2001. Loan growth will be primarily funded by deposit growth and/or FHLB of Atlanta advances.

Average deposit balances grew $7.6 million, primarily in demand deposits and time certificates of deposit. The average rate on interest-bearing deposits increased from 3.24% in 1999 to 3.28% in 2000 due to the growth in costlier time certificates of deposit, which more than offset the decline in NOW, money market account, and savings account rates.

Net interest income for 2000 increased $0.8 million or 7.5% to $11.9 million for the year ended December 31, 2000 from $11.1 million for the year ended December 31, 1999. This increase was accomplished through a rise in total average earning assets from $215.2 million in 1999 to $217.7 million in 2000, as well as the reduction in average interest-bearing liabilities from $174.4 million in 1999 to $173.1 million in 2000. The percentage of average earning assets to total assets decreased slightly in 2000 to 92.6% from 92.9%. The Bank's net interest margin increased from 5.35 % in 1999 to 5.56% in 2000.

Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management's current projections, net interest income will remain relatively stable as interest-earning assets increase, but the net interest margin may decrease in 2001 due to the growth in time deposits and/or FHLB of Atlanta advances as the funding source for loan growth, rather than maturing investment proceeds.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $457,000 for 2000 and $695,000 for 1999. The amount of the provision for loan loss for 2000 and 1999 was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods as conditions dictate.

NON-INTEREST INCOME. Total other income increased by $298,000 or 12.2% from $2.4 million for 1999 to $2.7 million for 2000. Other income is primarily derived from non-interest fee income, which consists primarily of fiduciary fees, service charges, and other fee income. In 2000, the increase stemmed from a $126,000 increase in other service charges, commissions and fees, and a $294,000 increase in service charges on deposit accounts. These increases were partially offset by a $111,000 loss on sales of securities in 2000.

One major factor in the increase in service charges on deposit accounts was management's focus on reducing the level of waivers on Not Sufficient Fund ("NSF") service charges. During 1999 approximately 33% of NSF were waived compared with approximately 22% in 2000, which in itself increased non-interest income $114,000.

NON-INTEREST EXPENSE. Total other operating expenses increased $642,000 or 7.1% in 2000 from 1999. The primary component of the increase was an increase in salaries and employees' benefits of $390,000 or 10.5%, primarily due to the increase in full-time equivalent personnel from approximately 93 at year-end 1999 to 104 at year-end 2000, as well as normal annual salary increases. In addition, other operating expenses increased $218,000 or 5.4%, primarily due to investigation-related expenses as result of the misappropriation of cash, as well as an increase in management consulting fees in connection with TFB's strategic and succession planning processes.

INCOME TAXES. Income tax expense increased by $268,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. The effective tax rates were 31.6% for 2000 and 30.6% for 1999. The effective tax rate differs from the statutory federal income tax rate of 34% due to TFB's investment in tax-exempt securities.

The following table presents a quarterly summary of earnings for the last two years. In 1999, quarterly income increased in the first three quarters and declined during the fourth quarter. The reduction in fourth quarter earnings was due primarily to the aforementioned non-recurring expenses associated with a misappropriation of cash. In 2000, earnings exhibited stable growth, particularly strong in the second quarter, due to increased earnings from operations.

                                    EARNINGS
                                 (In Thousands)

                                                                 Three Months Ended 2000
                                               -----------------------------------------------------------
                                               Dec. 31           Sep. 30          June 30          Mar. 31
Interest income                                $ 4,741           $ 4,581          $ 4,401          $ 4,279
Interest expense                                 1,801             1,458            1,379            1,447
                                               -------           -------          -------          -------
Net interest income                              2,940             3,124            3,022            2,832
Provision for loan losses                            0               138              152              167
                                               -------           -------          -------          -------
Net interest income after
   provision for loan losses                     2,940             2,986            2,869            2,665
Other income                                       653               711              712              658
Other expense                                    2,629             2,295            2,496            2,249
                                               -------           -------          -------          -------
Income before income taxes                         964             1,403            1,085            1,074
Income tax expense                                 298               449              342              341
                                               -------           -------          -------          -------
Net income                                     $   667           $   953          $   744          $   733
                                               =======           =======          =======          =======

Net income per share, basic                      $0.39             $0.54            $0.42            $0.41
Net Income per share, diluted                    $0.39             $0.54            $0.41            $0.41

                                                                   Three Months Ended 1999
                                              --------------------------------------------------------------
                                               Dec. 31           Sep. 30          June 30          Mar. 31
Interest income                                $ 4,509           $ 4,390          $ 4,292         $  3,938
Interest expense                                 1,479             1,510            1,486            1,568
                                               -------           -------          -------         --------
Net interest income                              3,030             2,880            2,806            2,370
Provision for loan losses                           55               180              225              235
                                               -------           -------          -------         --------
Net interest income after
   provision for loan losses                     2,975             2,700            2,581            2,135
Other income                                       624               599              613              597
Other expense                                    2,729             2,103            2,101            2,090
                                               -------           -------          -------         --------
Income before income taxes                         871             1,196            1,093              641
Income tax expense                                 269               381              302              210
                                               -------           -------          -------         --------
Net income                                     $   602           $   815          $   791         $    431
                                               =======           =======          =======         ========

Net income per share, basic                      $0.33             $0.45            $0.44            $0.24
Net Income per share, diluted                    $0.33             $0.45            $0.43            $0.24


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

NET INTEREST INCOME. Total interest income grew $2.1 million or 14.1% to $17.1 million in 1999 from $15.0 million in 1998. This increase was primarily the result of loan growth. Loan receivables grew 11.9% or $19.2 million from December 31, 1998 to December 31, 1999. Loan growth was funded by an increase in deposits of $8.1 million, a $5 million increase in FHLB of Atlanta advances and a reduction of $4.0 million in the investment portfolio. Total interest expense grew by $524,000 or 9.5% to $6.0 million in 1999 from $5.5 million in 1998.

Net interest income for 1999 increased $1.6 million or 16.7% to $11.1 million for the year ended December 31, 1999 from $9.5 million for the year ended December 31, 1998. This increase was accomplished through an increase in total average earning assets from $185.7 million in 1998 to $215.2 million in 1999. The percentage of average earning assets to total assets increased slightly in 1999 to 92.9% from 92.0%. The Bank's net interest margin remained constant in 1999 at 5.35%.

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

COMPARISON OF DECEMBER 31, 2000 AND DECEMBER 31, 1999 FINANCIAL CONDITION

Total assets were $249.9 million at December 31, 2000, an increase of 7.1% or $16.6 million from $233.2 million at December 31, 1999. Balance sheet categories reflecting significant changes included investment securities, total loans, deposits, and Federal Home Loan Bank advances. Each of these categories is discussed below.

INVESTMENT SECURITIES. Total investment securities were $17.0 million at December 31, 2000, reflecting a decrease of $1.8 million from $18.8 million at December 31, 1999. The fund proceeds resulting from the decrease were primarily reinvested into loans. At December 31, 2000, the investment securities portfolio was segregated into available for sale of $13.0 million and held to maturity of $4.0 million. The valuation allowance for the available for sale portfolio had an unrealized loss of $130,000 at December 31, 2000 compared to $557,000 at December 31, 1999. Effective January 1, 2001, TFB adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and transferred securities with a book value of $3,980,000 and a market value of $3,981,000 to the available for sale category.

LOANS. The total net loan balance after allowance for loan losses was $197.9 million at December 31, 2000, which represents an increase of $16.4 million or 9.0% from $181.5 million as of December 31, 1999. The majority of this increase was reflected in the loans secured by 1-4 family residential real estate, which increased $9.2 million from 1999 to 2000. In addition, loans secured by nonresidential real estate and consumer installment loans increased $3.0 million and $2.3 million, respectively, over the same time period. The majority of consumer installment loans were comprised of automobile loans. TFB's loans are made primarily to customers located within its local trade area.

DEPOSITS. For the year ended December 31, 2000, total deposits grew $24.8 million or 13.3% when compared with total deposits one year earlier. The growth in deposits was in noninterest-bearing demand deposits that increased by $6.3 million and time deposits that increased $27.4 million. NOW accounts were relatively stable year to year, while money market accounts and savings deposits declined $6.2 million and $2.5 million, respectively.

FHLB ADVANCES. Amounts borrowed from the FHLB of Atlanta decreased from $23 million or 10.6% of earning assets at December 31, 1999 to $13 million or 5.6% of earning assets at December 31, 2000. The decreased borrowings from the FHLB were a result of strong deposit growth. The term structure of the advances borrowed was 10 years with a 5 year call option in 2003.

ASSET QUALITY

Non-performing loans, in most cases, consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as loans that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency.

Non-accrual loans totaled approximately $121,000 or .06% of total loans at December 31, 2000, as compared to $125,000 or .07% of total loans at December 31, 1999. Non-performing loans as a percentage of the allowance for loan losses were 4.7% and 5.5% at December 31, 2000 and 1999, respectively.

Loans past due 90 days and accruing interest totaled $800,000 and $170,000 at December 31, 2000 and 1999, respectively. At December 31, 2000, approximately $749,000 of the $800,000 consisted of two loans, both secured by real estate. No loss is anticipated on either loan.

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

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $22.4 million at December 31, 2000 compared with $21.2 million at December 31, 1999. The relative stability in the amount of equity reflects management's desire to increase shareholders' return on equity by managing the growth in equity. During the first quarter of 1998, the company initiated a Dutch Auction self-tender offer to buy back shares directly from shareholders. As a result of this action, Bankshares bought back 60,238 shares, as adjusted for the two for one stock split, or 3.3% of shares outstanding on December 31, 1997, for $1.2 million. Exclusive of the Dutch Auction, Bankshares initiated an open market buyback program in 1998, through which it has bought back an additional 15,000 shares at a cost of $0.3 million in 1998, 68,213 shares at a cost of $1.3 million in 1999, and 63,120 shares at a cost of $1.1 million in 2000.

The securities portfolio valuation account decreased its unrealized loss after tax to $86,000 at December 31, 2000 compared to an unrealized loss of $368,000 at December 31, 1999.

Banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. As of December 31, 2000, the appropriate regulatory authorities have categorized Bankshares and TFB as well capitalized under the regulatory framework for prompt corrective action.

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

Cash and amounts due from depository institutions and federal funds sold totaled $25.6 million at December 31, 2000. These assets provide the primary source of liquidity for TFB. In addition, management has designated a substantial portion of the investment portfolio, approximately $13.0 million as available for sale, and has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $38 million at December 31, 2000 to provide additional sources of liquidity. At December 31, 2000, $13.0 million of the FHLB of Atlanta line of credit was in use.

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

       AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
                                 (In Thousands)


                                                              2000                                   1999
                                                ---------------------------------    -------------------------------------
                                                Average      Income/      Average    Average        Income/       Average
ASSETS:                                         Balances     Expense       Rate      Balances       Expense         Rate
                                                --------     -------      -------    --------       -------       --------
  Loans
    Taxable                                     $188,935     $16,357        8.66%     $169,731       $14,780         8.71%
    Tax-exempt (1)                                 4,257         345        8.11%        4,357           429         9.85%
    Nonaccrual                                       219          --                       770            --
                                                --------     -------                  --------       -------
       Total Loans                               193,411      16,702        8.64%      174,858        15,209         8.70%
                                                --------     -------                  --------       -------
  Securities
    Taxable                                       14,209         841        5.92%       25,477         1,510         5.93%
    Tax-exempt (1)                                 2,651         184        6.95%        2,888           245         8.48%
                                                --------     -------                  --------       -------
       Total securities                           16,860       1,025        6.08%       28,365         1,755         6.19%
                                                --------     -------                  --------       -------
  Deposits in banks                                  105           5        5.02%          666            32         4.80%
  Federal funds sold                               7,331         450        6.14%       11,317           562         4.97%
                                                --------     -------                  --------       -------
       Total earning assets                      217,707      18,182        8.35%      215,206       $17,558         8.16%
                                                             -------                                 -------
  Less: Reserve for loan losses                   (2,569)                               (2,213)
  Cash and due from banks                          9,846                                 9,704
  Bank premises and equipment, net                 5,464                                 5,268
  Other assets                                     4,548                                 3,783
                                                --------                              --------
       Total Assets                             $234,996                              $231,748
                                                ========                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits                              $37,123          --                  $ 33,906            --
                                                --------     -------                  --------       -------
    Interest-bearing deposits
       NOW accounts                               37,201         415        1.12%       37,349          $544         1.46%
       Money market accounts                      34,969       1,185        3.39%       36,390         1,297         3.56%
       Savings accounts                           32,869         881        2.68%       33,220           973         2.93%
       Time deposits                              53,001       2,707        5.11%       46,683         2,164         4.64%
                                                --------     -------                  --------       -------
           Total interest-bearing deposits       158,040       5,188        3.28%      153,642         4,978         3.24%
  Federal  funds purchased and securities sold
       under agreements to repurchase                 --          --                        --            --
  Federal Home Loan Bank advances                 15,022         896        5.96%       20,733         1,065         5.14%
                                                --------     -------                  --------       -------
       Total interest-bearing liabilities        173,062       6,084        3.52%      174,375         6,043         3.47%
                                                --------     -------                  --------       -------
  Other liabilities                                2,899                                 2,348
                                                --------                              --------
  Shareholders'  equity                           21,912                                21,119
                                                --------                              --------
       Total Liabilities & Shareholders' Equity $234,996                              $231,748
                                                ========                              ========
                                                             -------                                 -------
Net interest spread                                          $12,098        4.83%                    $11,515         4.69%
                                                             =======                                 =======
Interest expense as a percent of average earning assets                     2.79%                                    2.81%
Net interest margin                                                         5.56%                                    5.35%


                                                                              1998
                                                             --------------------------------------
                                                             Average        Income/         Average
                                                             Balances       Expense          Rate
                                                             --------       -------         -------
ASSETS:
  Loans
    Taxable                                                   $141,265       $12,706         8.99%
    Tax-exempt (1)                                               4,102           373         9.09%
    Nonaccrual                                                     724            --
                                                              --------       -------
       Total Loans                                             146,091        13,079         8.95%
                                                              --------       -------
  Securities
    Taxable                                                     24,250         1,464         6.04%
    Tax-exempt (1)                                               4,435           323         7.28%
                                                              --------       -------
       Total securities                                         28,685         1,787         6.23%
                                                              --------       -------
  Deposits in banks                                              1,791            89         4.97%
  Federal funds sold                                             9,126           493         5.40%
                                                              --------       -------
       Total earning assets                                    185,693        15,448         8.32%
                                                                             -------
  Less: Reserve for loan losses                                 (1,808)
  Cash and due from banks                                        9,593
  Bank premises and equipment, net                               5,494
  Other assets                                                   2,808
                                                              --------
       Total Assets                                           $201,780
                                                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits                                           $ 30,721            --
                                                              --------       -------
    Interest-bearing deposits
       NOW accounts                                             33,186           661         1.99%
       Money market accounts                                    37,958         1,509         3.98%
       Savings accounts                                         29,920         1,038         3.47%
       Time deposits                                            40,266         1,970         4.89%
                                                              --------       -------
           Total interest-bearing deposits                     141,330         5,178         3.66%
    Federal  funds purchased and securities sold under
         agreements to repurchase                                    3            --         0.00%
    Federal Home Loan Bank advances                              6,726           341         5.07%
                                                              --------       -------
       Total interest-bearing liabilities                      148,059         5,519         3.73%
                                                              --------       -------
  Other liabilities                                              1,967
                                                              --------
  Shareholders'  equity                                         21,033
                                                              --------
       Total Liabilities & Shareholders' Equity               $201,780
                                                              ========
                                                                             -------
Net interest spread                                                          $ 9,929         4.59%
                                                                             =======
Interest expense as a percent of average earning assets                                      2.97%
Net interest margin                                                                          5.35%


(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares' for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (changes in volume multiplied by old rate); and changes in rates (change in rate multiplied by old volume). Changes in rate-volume, which cannot be separately identified, are allocated proportionately between changes in rate and changes in volume.

                              RATE/VOLUME VARIANCE
                                 (In Thousands)


                                                             2000 Compared to 1999                      1999 Compared to 1998
                                                     -------------------------------------     -------------------------------------
                                                                     Due to        Due to                     Due to          Due to
                                                     Change          Volume         Rate       Change         Volume           Rate
                                                     -------         -------      --------     ------         -------       --------
INTEREST INCOME:
Loans; taxable                                        $ 1,577       $ 1,611       $   (34)      $ 2,074       $ 2,438       $  (364)
Loans; tax-exempt                                         (84)          (10)          (74)           56            24            32
Securities; taxable                                      (669)         (667)           (3)           46            72           (26)
Securities; tax-exempt                                    (61)          (19)          (42)          (78)         (148)           70
Deposits in banks                                         (27)          (28)            2           (57)          (54)           (3)
Federal funds sold                                       (112)         (338)          226            69           103           (34)
                                                      -------       -------       -------       -------       -------       -------
     Total Interest Income                                624           549            75         2,110         2,435          (325)
                                                      -------       -------       -------       -------       -------       -------

INTEREST EXPENSE:
NOW accounts                                             (129)           (2)         (127)         (117)          104          (221)
Money market accounts                                    (112)          (50)          (62)         (212)          (60)         (152)
Savings accounts                                          (92)          (10)          (82)          (65)          158          (223)
Time deposits                                             543           311           232           194           286           (92)
Federal funds purchased and securities
   sold under agreements to repurchase                     --            --            --            --            --            --
Federal Home Loan Bank Advances                          (169)         (402)          233           724           719             5
                                                      -------       -------       -------       -------       -------       -------
     Total Interest Expense                                41          (153)          194           524         1,207          (683)
                                                      -------       -------       -------       -------       -------       -------
Net Interest Income                                   $   583       $   702       $  (119)      $ 1,586       $ 1,228       $   358
                                                      =======       =======       =======       =======       =======       =======

LOAN PORTFOLIO

At December 31, 2000 and 1999 net loans accounted for 79.2% and 77.8%, respectively, of total assets and was the largest category of Bankshares' earning assets.

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

Bankshares considers all consumer installment loans and residential mortgage loans to be homogenous loans. These loans are not subject to impairment under FASB No. 114. A loan is considered impaired when it is probable that TFB will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not be impaired if it is in the process of collection or there is an insignificant shortfall in payment. An insignificant delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally do not indicate an impairment situation, if in management's judgement the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under FASB No. 114. Charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible, as is the case for all loans.

Loans are placed on non-accrual status when they have been specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless when such loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2000, 1999, 1998, 1997, and 1996.

                          LOAN PORTFOLIO (In Thousands)


                                                                                 December 31,
                                              ------------------------------------------------------------------------------------
                                                  2000              1999             1998              1997              1996
                                              -------------     -------------    --------------    -------------     -------------
Loans secured by real estate:
  Construction and land development               $ 12,948          $ 11,746          $  8,297         $  6,998          $  9,617
  Secured by farmland                                  381               903             1,163            1,449             1,345
  Secured by 1-4 family residential                 74,167            64,921            53,430           42,120            34,145
  Nonfarm, nonresidential loans                     53,959            50,988            49,814           34,513            36,354
Commercial and industrial loans
  (except those secured by real estate)             17,148            16,689            16,933           15,844            12,689
Agricultural loans                                       -                 -                 -                -                51
Loans to individuals (except those
  secured by real estate)                           36,083            33,787            30,284           24,417            21,119
All other loans                                      5,873             4,868             4,620            5,176             1,147
                                              -------------     -------------    --------------    -------------     -------------
      Total loans                                  200,559           183,902           164,541          130,517           116,467

Less:  Unearned discount                              (126)             (115)             (416)            (709)             (722)
                                              -------------     -------------    --------------    -------------     -------------
     Total Loans, Net                             $200,433          $183,787          $164,125         $129,808          $115,745
                                              =============     =============    ==============    =============     =============

The following table sets forth certain information with respect to the Bank's non-accrual, restructured and past due loans, as well as foreclosed assets, for the periods indicated:

             NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE
                                 (In Thousands)



                                                                    Years ended December 31,
                                          ---------------------------------------------------------------------
                                          2000            1999            1998            1997            1996
                                         ------          ------          ------          ------          ------

Nonaccrual loans                         $  121          $  125          $  666          $  551          $  733

Restructured loans                            0               0               0               0               0

Other real estate owned                       0               0              57             199             477

                                         ------          ------          ------          ------          ------
  Total Non-Performing Assets            $  121          $  125          $  723          $  750          $1,210
                                         ======          ======          ======          ======          ======

Loans past due 90 days
  accruing interest                      $  800          $  170          $  951          $  491          $   21
                                         ======          ======          ======          ======          ======

Allowance for loan losses to
  total loans at period end                1.27%           1.24%           1.13%           1.27%           1.26%

Non-performing assets to
  period end loans and other
  real estate owned                        0.06%           0.07%           0.33%           0.41%           0.67%

Potential Problem Loans: At December 31, 2000, Management is not aware of any significant problem loans not included in table.

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

At December 31, 2000,  1999,  1998, 1997, and 1996 the allowance for loan losses
was   $2,554,000,    $2,284,000,   $1,853,000,   $1,655,000,   and   $1,465,000,
respectively.

The following table summarizes TFB's loan loss experience for each of the last five years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)

                                                                                        Year Ended
                                                                                        December 31,
                                                        ---------------------------------------------------------------------------
                                                            2000            1999            1998            1997           1996
                                                        -------------    -----------     -----------     -----------    -----------
Allowance for Loan Losses, January 1                          $2,284         $1,853          $1,655          $1,465         $1,181
                                                        -------------    -----------     -----------     -----------    -----------

Loans Charged-Off:
    Commercial, financial and
      agricultural                                               247            217             108             176            128
    Real estate-construction
      and development                                              4              -               -               -              -
    Real estate-mortgage                                          20              -              40               -             40
    Consumer                                                     171            110             223             187            225
                                                        -------------    -----------     -----------     -----------    -----------
      Total Loans Charged-Off                                    442            327             371             363            393
                                                        -------------    -----------     -----------     -----------    -----------

Recoveries:
    Commercial, financial and
      agricultural                                                45             18               6               7             51
    Real estate-construction
      and development                                              -              -               -               -              -
    Real estate-mortgage                                         177              4               -               -              1
    Consumer                                                      33             41              29              81             47
                                                        -------------    -----------     -----------     -----------    -----------
      Total Recoveries                                           255             63              35              88             99
                                                        -------------    -----------     -----------     -----------    -----------
      Net Charge-Offs                                            187            264             336             275            294
                                                        -------------    -----------     -----------     -----------    -----------

Provision for Loan Losses                                        457            695             534             465            578
                                                        -------------    -----------     -----------     -----------    -----------
Allowance for Loan Losses, December 31                        $2,554         $2,284          $1,853          $1,655         $1,465
                                                        =============    ===========     ===========     ===========    ===========
    Ratio of Net Charge-Offs
    to Average Loans:                                          0.10%          0.15%           0.23%           0.22%          0.27%
                                                        =============    ===========     ===========     ===========    ===========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES. The following table allocates the allowance for loan losses at December 31, 2000, 1999, 1998, 1997, and 1996 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)

                                             2000                               1999                              1998
                               ------------------------------     ------------------------------     ------------------------------
                                Allowance        Percentage        Allowance        Percentage        Allowance        Percentage
                                 for Loan         of Total          for Loan         of Total         for Loan          of Total
                                  Losses            Loans            Losses           Loans            Losses            Loans
                               -------------     ------------     -------------    -------------     ------------     -------------
Commercial                          $950            8.55%              $895            9.08%             $714            10.29%
Agricultural                                        0.00%                              0.00%                              0.00%
Real Estate:
   Construction                       25            6.46%                              6.39%                              5.04%
   Secured by Farmland                              0.19%                              0.49%                              0.71%
   1-4 Family Residential            300           36.98%               264           35.32%              160            32.47%
   Other Real Estate                  50           26.90%                             27.74%                             30.27%
Consumer                           1,229           17.99%             1,125           18.38%              979            18.41%
All Other Loans                                     2.93%                              2.65%                              2.81%
                               ---------                        -----------      ----------        ----------        ---------
                                  $2,554          100.00%            $2,284          100.00%           $1,853           100.00%
                               =========                        ===========      ==========        ==========        =========

                                            1997                               1996
                               ------------------------------     ------------------------------
                                Allowance        Percentage        Allowance        Percentage
                                 for Loan         of Total          for Loan         of Total
                                  Losses            Loans            Losses           Loans
                               -------------     ------------     -------------    -------------

Commercial                          $777           12.14%              $522           10.89%
Agricultural                                        0.00%                              0.04%
Real Estate:
   Construction                                     5.36%                              8.26%
   Secured by Farmland                              1.11%                              1.15%
   1-4 Family Residential            274           32.27%               293           29.32%
   Other Real Estate                               26.44%                             31.21%
Consumer                             604           18.71%               650           18.13%
All Other Loans                                     3.97%                              1.00%
                               ---------     -----------        -----------       ---------
                                  $1,655          100.00%            $1,465          100.00%
                               =========     ===========        ===========       =========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2000:

               MATURITY SCHEDULE OF SELECTED LOANS (In Thousands)

                                                             1 Year
                                            WIthin           Within            After
                                            1 Year           5 Years          5 Years            Total
                                         -------------    --------------    -------------     -------------
Commercial and industrial loans               $ 4,028           $ 7,655          $ 1,265          $ 12,948
Construction Loans                              9,940             6,283              925            17,148
                                         -------------    --------------    -------------     -------------
                                             $ 13,968          $ 13,938          $ 2,190          $ 30,096
                                         =============    ==============    =============     =============
For maturities over one year:
       Floating rate loans                                      $ 4,095          $ 1,478           $ 5,573
       Fixed rate loans                                           9,843              712            10,555
                                                          --------------    -------------     -------------
                                                               $ 13,938          $ 2,190          $ 16,128
                                                          ==============    =============     =============

INVESTMENT PORTFOLIO

At December 31, 2000, 1999 and 1998, the carrying values of the major classifications of securities were as follows:

                              INVESTMENT PORTFOLIO
                                 (In Thousands)

                                              Available for Sale (1)                         Held to Maturity (1)
                                         -----------------------------------        ------------------------------------
                                          2000           1999          1998          2000            1999          1998
                                         ------         ------        ------        ------          ------        ------
U.S. Treasury and other U.S.
   Government agencies and
   Corporations                           $9,559        $10,151       $12,682         $1,589         $2,885        $4,230
States and political subdivisions          1,657            682           688          2,391          2,491         2,738
Mutual funds                                  --            810           862
Restricted investment - Federal
   Home Loan Bank stock                    1,150          1,150           967
FHLMC preferred stock                        488            488           488
Other securities                             122            122           122
                                         -------        -------       -------         ------         ------        ------

Total                                    $12,976        $13,403       $15,809         $3,980         $5,376        $6,968
                                         -------        -------       -------         ------         ------        ------

(1) Amounts for held-to-maturity are based on amortized cost. Amounts for available-for-sale are based on fair value

MATURITY OR NEXT RATE ADJUSTMENT DATE

The following is a schedule of maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2000:

          MATURITY DISTRIBUTION AND YIELDS OF SECURITIES (in Thousands)

                                           Due in one year                Due after 1               Due after 5
                                            or less                   through 5 years           through 10 years
                                    ------------------------     ------------------------   ----------  ----------
                                       Amount       Yield           Amount       Yield        Amount      Yield
                                    ------------   ---------     ------------   ---------   ----------  ----------
SECURITIES HELD TO MATURITY:
Obligations of U.S. government
      corporations and agencies         $ 1,287       6.38%            $ 302       6.39%          $ -
Obligations of states and political
      subdivisions, taxable
                                    ------------                 ------------               ----------
      Total taxable                       1,287       6.38%              302       6.39%            -
Obligations of states and political
      subdivisions, tax-exempt              510       6.26%            1,881       6.58%            -
                                    ------------                 ------------               ----------
      Total                               1,797       6.35%            2,183       6.56%            -
                                    ------------                 ------------               ----------

SECURITIES AVAILABLE FOR SALE:
Obligations of U.S. government
      corporations and agencies           3,433       6.03%            4,851       6.29%          815       6.65%
Obligations of states and political
      subdivisions, taxable                 476       7.09%                -                        -
Other taxable securities                      -                            -                        -
                                    ------------                 ------------               ----------
      Total taxable                       3,909       6.16%            4,851       6.29%          815       6.65%
                                    ------------                 ------------               ----------
Obligations of states and political
      subdivisions, tax-exempt              207       9.33%                -                      975       8.11%
                                    ------------                 ------------               ----------
      Total                               4,116       6.32%            4,851       6.29%        1,790       7.44%
                                    ------------                 ------------               ----------
TOTAL SECURITIES:                       $ 5,913       6.33%          $ 7,034       6.37%      $ 1,790       7.44%
                                    ============                 ============               ==========
                                         Due after 10 years
                                         and Equity Securities             Total
                                       ---------------------    -------------------------
                                       Amount       Yield         Amount         Yield
                                       --------   ----------    -----------    ----------
SECURITIES HELD TO MATURITY:
Obligations of U.S. government
      corporations and agencies            $ -                     $ 1,589         6.39%
Obligations of states and political
      subdivisions, taxable                                              -
                                       --------                 -----------
      Total taxable                          -                       1,589         6.39%
Obligations of states and political
      subdivisions, tax-exempt               -                       2,391         6.51%
                                       --------                 -----------
      Total                                  -                       3,980         6.46%
                                       --------                 -----------

SECURITIES AVAILABLE FOR SALE:
Obligations of U.S. government
      corporations and agencies            460        6.90%          9,559         6.26%
Obligations of states and political
      subdivisions, taxable                  -                         476         7.09%
Other taxable securities                 1,759        7.25%          1,759         7.25%
                                       --------                 -----------
      Total taxable                      2,219        7.18%         11,794         6.44%
                                       --------                 -----------
Obligations of states and political
      subdivisions, tax-exempt               -                       1,182         8.32%
                                       --------                 -----------
      Total                              2,219        7.18%         12,976         6.61%
                                       --------                 -----------
TOTAL SECURITIES:                       $2,219        7.18%       $ 16,956         6.58%
                                       ========                 ===========

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

DEPOSITS

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

                     DEPOSITS AND RATES PAID (In Thousands)

                                                                           December 31,
                                 --------------------------------------------------------------------------------------------------
                                           2000                               1999                                 1998
                                 --------------------------          -------------------------         ----------------------------
                                   Amount            Rate             Amount            Rate            Amount              Rate
                                 ---------         --------          --------         --------         --------           ---------
Noninterest-bearing               $ 37,123                            $33,906                           $30,721
                                 ---------                           --------                          --------

Interest-bearing:
    NOW accounts                    37,201            1.12%            37,349            1.46%           33,186             1.99%
    Money market accounts           34,969            3.39%            36,390            3.56%           37,958             3.98%
    Regular savings accounts        32,869            2.68%            33,220            2.93%           29,920             3.47%
   Time deposits:                   53,001            5.11%            46,683            4.64%           40,266             4.89%
                                 ---------                           --------                          --------
Total interest-bearing             158,040            3.28%           153,642            3.24%          141,330             3.66%
                                 ---------                           --------                          --------
Total deposits                    $195,163                           $187,548                          $172,051
                                 =========                           ========                          ========

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2000:

                      MATURITIES OF CERTIFICATES OF DEPOSIT
                  AND OTHER TIME DEPOSITS OF $100,000 AND MORE
                                 (In Thousands)


                                 Within          Three to           Six to           One to            Over
                                 Three              Six             Twelve            Five             Five
                                 Months           Months            Months           Years             Years            Total
                                 ------          --------           ------           ------            -----            -----
                                                                     (Dollars in thousands)

At December 31, 2000             $1,859           $5,150           $10,678           $4,547           $2,187           $24,421
                                 ======           ======           =======           ======           ======           =======

BORROWED FUNDS

LONG-TERM   BORROWINGS.   Amounts  and  weighted  average  rates  for  long-term
borrowings for 2000, 1999 and 1998 are as follows:

            BORROWED FUNDS (in Thousands)

                              -----------------------------------------------------------------------------------------
                                December 31, 2000                December 31, 1999                December 31, 1999
                               Amount           Rate             Amount         Rate             Amount          Rate
                              -----------------------          ----------------------          ------------------------
FHLB Advances                  $13,000          5.27%           $23,000         5.57%           $18,000          5.19%

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and TFB to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of December 31, 2000 that Bankshares and TFB meet all capital adequacy requirements to which they are subject.

Bankshares and TFB exceeded their regulatory capital ratios, as set forth in the following table:

                    RISK BASED CAPITAL RATIOS (In Thousands)

                                                          December 31,
                                                    ----------------------
                                                      2000          1999
                                                    --------      --------
Tier 1 Capital:
    Shareholders' Equity                            $ 22,504      $ 21,204

Tier 2 Capital:
    Allowable Allowance for Loan Losses                2,355         2,178

                                                    --------      --------
    Total Capital:                                  $ 24,859      $ 23,382
                                                    ========      ========

    Risk Weighted Assets:                           $188,213      $174,493


Risk Based Capital Ratios:
     Tier 1 to Risk Weighted Assets                    11.96%        12.20%

     Total Capital to Risk Weighted Assets             13.21%        13.40%

IMPACT OF INFLATION AND CHANGING PRICES

The  consolidated  financial  statements and the  accompanying  notes  presented elsewhere in this document, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of Bankshares and TFB are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This
Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. Effective January 1, 2001, TFB adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and transferred securities with a book value of $3,979,645 and a market value of $3,980,765 to the available for sale category.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

An important component of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in market interest rates. TFB is subject to interest rate sensitivity to the degree that its interest-earning assets mature or reprice at different time intervals than its interest-bearing liabilities. However, TFB is not subject to any of the other major categories of market risk such as foreign currency exchange rate risk or commodity price risk.

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

TFB monitors exposure to gradual changes in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in equity from gradual changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during 2000.

The following tables present TFB's market value changes in equity under various rate scenarios as of December 31, 2000 and 1999.

                                   MARKET RISK

--------------------------------------------------------------------------------------------------------
2000                                  Percentage           Market             Minus            Current
(Dollars in thousands)                  Change          Value Change         200 pts         Fair Value
--------------------------------------------------------------------------------------------------------
Federal funds sold                       0.16%                   24            14,712            14,688
Securities                               5.31%                $ 900          $ 17,857          $ 16,957
Loans receivable                         5.77%               11,360           208,278           196,918
                                                    ----------------  ----------------  ----------------
Total rate sensitive assets              5.37%               12,284           240,847           228,563
Other assets                             0.00%                    -            20,332            20,332
                                                    ----------------  ----------------  ----------------
Total assets                             4.94%             $ 12,284         $ 261,179         $ 248,895
                                                    ================  ================  ================

Demand deposits                         10.66%              $ 3,221          $ 33,430          $ 30,209
Rate-bearing deposits                    3.69%                6,118           171,977           165,859
Borrowed funds                          14.04%                1,810            14,702            12,892
Other liabilities                        0.00%                    -             2,333             2,333
                                                    ----------------  ----------------  ----------------
Total liabilities                        5.28%               11,149           222,442           211,293

Present Value Equity                     3.02%                1,135            38,737            37,602
                                                    ----------------  ----------------  ----------------
Total liabilities and equity             4.94%             $ 12,284         $ 261,179         $ 248,895
                                                    ================  ================  ================

-----------------------------------------------------------------------------------------
2000                                Plus                Market              Percentage
(Dollars in thousands)             200 pts           Value Change             Change
-----------------------------------------------------------------------------------------
Federal funds sold                      14,664                  (24)          -0.16%
Securities                            $ 16,129               $ (828)          -4.88%
Loans receivable                       186,597              (10,321)          -5.24%
                                 --------------     ----------------
Total rate sensitive assets            217,390              (11,173)          -4.89%
Other assets                            20,332                    -            0.00%
                                 --------------     ----------------
Total assets                         $ 237,722            $ (11,173)          -4.49%
                                 ==============     ================


Demand deposits                       $ 28,489             $ (1,720)          -5.69%
Rate-bearing deposits                  161,795               (4,064)          -2.45%
Borrowed funds                          11,333               (1,559)         -12.09%
Other liabilities                        2,333                    -            0.00%
                                 ---------------    ----------------
Total liabilities                      203,950               (7,343)          -3.48%

Present Value Equity                    33,772               (3,830)         -10.19%
                                 --------------     ----------------
Total liabilities and equity         $ 237,722            $ (11,173)          -4.49%
                                 ==============     ================

-------------------------------------------------------------------------------------------------------
1999                                  Percentage           Market             Minus            Current
(Dollars in thousands)                  Change          Value Change         200 pts         Fair Value
-------------------------------------------------------------------------------------------------------
Federal funds sold                        0.16%               $ 23          $ 14,033          $ 14,010
Securities                                5.19%                974            19,727            18,753
Loans receivable                          6.20%             11,210           192,039           180,829
                                                   ----------------  ----------------  ----------------
Total rate sensitive assets               5.72%             12,207           225,799           213,592
Other assets                              0.00%                  -            18,915            18,915
                                                   ----------------  ----------------  ----------------
Total assets                              5.25%           $ 12,207         $ 244,714         $ 232,507
                                                   ================  ================  ================

Rate sensitive deposits                   3.17%            $ 5,626         $ 183,370         $ 177,744
Borrowed funds                            8.78%              1,997            24,744            22,747
Other liabilities                         0.00%                  -             1,731             1,731
                                                   ----------------  ----------------  ----------------
Total liabilities                         3.77%              7,623           209,845           202,222

Present Value Equity                     15.14%              4,584            34,869            30,285
                                                   ----------------  ----------------  ----------------
Total liabilities and equity              5.25%           $ 12,207         $ 244,714         $ 232,507
                                                   ================  ================  ================

----------------------------------------------------------------------------------------
1999                                     Plus              Market          Percantage
(Dollars in thousands)                  200 pts         Value Change         Change
----------------------------------------------------------------------------------------
Federal funds sold                     $ 13,987              $ (23)           -0.16%
Securities                               18,011               (742)           -3.96%
Loans receivable                        170,901             (9,928)           -5.49%
                                ----------------   ---------------
Total rate sensitive assets             202,899            (10,693)           -5.01%
Other assets                             18,915                  -             0.00%
                                ----------------   ----------------
Total assets                          $ 221,814           $(10,693)           -4.60%
                                ================   ================

Rate sensitive deposits               $ 172,542           $ (5,202)           -2.93%
Borrowed funds                           21,891               (856)           -3.76%
Other liabilities                         1,731                  -             0.00%
                                ----------------   ----------------
Total liabilities                       196,164             (6,058)           -3.00%

Present Value Equity                     25,650             (4,635)          -15.30%
                                ----------------   ----------------
Total liabilities and equity          $ 221,814           $(10,693)           -4.60%
                                ================   ================

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITOR'S REPORT

                          <insert auditors report here>

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Bankshares executive officers is contained herein. All other information concerning Bankshares required by this item is contained in Bankshares' definitive proxy statement for the 2001 annual meeting of shareholders, to be filed within 120 days of the fiscal year ended December 31, 2000 and is incorporated herein by reference.


                                     CLASS I
                                    POSITION HELD WITH COMPANY
                                    AND/OR PRINCIPAL OCCUPATIONS                FIRST YEAR
                                    AND DIRECTORSHIPS DURING THE                AS OFFICER
NAME                                PAST FIVE YEARS                             OF COMPANY                AGE
-----                               ----------------------------------          ----------                ---
C. Hunton Tiffany                   Chairman of the Board of                       1984                   61
                                    Bankshares and TFB; President
                                    Fauquier Bank Services, Inc.;
                                    President of Bankshares since
                                    1984; President of the TFB since
                                    1982; Director of TFB since 1974


Randy K. Ferrell                    Senior Vice  President of  Bankshares;         1994                   50
                                    Executive Vice President of TFB,
                                    Commercial and Retail Banking and
                                    Management Information  Systems
                                    Division since 2001





Rosanne T.  Gorkowki                Senior Vice President of Bankshares;           1999                   55
                                    Senior Vice President of TFB, Human
                                    Resources and Administration  Division since
                                    2000.


Eric P. Graap                       Senior Vice President and Chief Financial      2000                   48
                                    Officer of Bankshares; Senior Vice
                                    President and Chief Financial Officer
                                    of TFB; since 2000.


Gary R. Shook                       Senior Vice President of Bankshares;           1995                   40
                                    Senior Vice President of TFB,
                                    Wealth Management Division;
                                    since 2001.


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

Randy K. Ferrell joined TFB in September 1994. He serves as Executive Vice President of TFB, and heads the Commercial and Retail Banking and Management Information Systems Division, and he serves as Executive Vice President of Bankshares. Mr. Ferrell is a member of Senior Management, and also serves on the Asset/Liability Management Committee of TFB. Mr. Ferrell is an Executive Vice President and Director of Fauquier Bank Services, Inc., a subsidiary of TFB. He oversees all aspects of the lending and retail branching functions. He participates in presentations to the Boards of TFB and Bankshares, and leads the presentation of new loans and analysis of the loan portfolio at the Executive Committee meetings.

Rosanne T. Gorkowski joined TFB in 1999. She serves as Senior Vice President, Human Resoures and Administration of Bankshares. As head of Human Resources and Administration Division, she is responsible for managing the human resources and administration functions, including compensation and performance management, benefits, training, EEO/AAP, employee relations, facilities, and purchasing. From 1994 to 1997, Mrs. Gorkowski was Managing Partner of Windsong Associates, a management consulting firm specializing in Human Resource services. From 1997 to 1999, she was director of Human Resources for Walcoff Associates, Inc., an information technology company. Mrs. Gorkowski is a member of Senior Management, and also serves on the Human Resources, Asset/Liability Management and Strategic Planning Committees of TFB. She participates in presentations to the Boards of TFB and Bankshares.

Eric P. Graap joined TFB in 2000. He serves as Senior Vice President and Chief Financial Officer of TFB and Senior Vice President and Chief Financial Officer of Bankshares. As head of Support Services Division, he directs the activities of the Accounting, Data Processing and Investment departments and is responsible for the integrity of the financial systems of the organization. From 1994 to 2000, Mr. Graap was employed at The Community Development Corporation, a community development financial intermediary located in New York City, as Chief Financial Officer and Treasurer. Mr. Graap is a member of Senior Management, and also serves on the Asset/Liability Management and Strategic Planning Committees of TFB. He participates in presentations to the Boards of TFB and Bankshares.

Gary R. Shook joined TFB in January 1995. He serves as Senior Vice President, and heads the Wealth Management Division, including the Investment Sales and Trust Services areas, and Senior Vice President of Bankshares. Mr. Shook serves as a Senior Vice President and Director of Fauquier Bank Services, Inc., a subsidiary of TFB. Mr. Shook participates in presentations to the Boards of TFB and Bankshares, and reports to the Trust Committee of the Board of Directors on all trust activities. He is a member of Senior Management and serves on the Asset/Liability Management and Strategic Planning Committees of TFB.


COMMITTEES OF THE BOARD

During the year ended December 31, 2000, the Board of Directors acted as a Committee of the whole as to all matters. The three Committees of the Company are the Executive, Audit and Committee on Board Governance.

MEETINGS OF BOARD OF DIRECTORS

During the year ended December 31, 2000, the Board of Directors of Bankshares held nine meetings.

ITEM 11:          EXECUTIVE COMPENSATION

Information relating to executive compensation is contained in Bankshares' definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days of the fiscal year ended December 31, 2000 and is incorporated herein by reference.

ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained in Bankshares' definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days of the fiscal year ended December 31, 2000 and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in Bankshares' definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days of the fiscal year ended December 31, 2000 and is incorporated herein by reference.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

         (a)      (1) - Financial Statements

The following consolidated financial statements of Fauquier Bankshares Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

         Independent Auditor's Report on the Consolidated Financial Statements

         Consolidated Balance Sheets - December 31, 2000 and December 31, 1999

         Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flow - Years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Changes in Shareholders' Equity - December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements - Years ended December 31, 2000, 1999 and 1998

         (a)    (2) - Financial Statement Schedules

All schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

         (a)   (3) - Exhibits

         EXHIBIT NUMBER

         (3)(i)          Articles of Incorporation of Fauquier Bankshares,  Inc.
                         (including amendments)*

         (3)(ii)         Bylaws of Fauquier Bankshares, Inc.*

         (10)(i)         Fauquier  Bankshares,  Inc. Omnibus Stock Ownership and
                         Long  Term   Incentive   Plan,   Amended  and  Restated
                         Effective January 1, 2000**

         (11)            Statement regarding computation of per share earnings

         (21) Subsidiaries of the Registrant (Incorporated herein by reference to Part I of this Form 10-K)


* Incorporated by reference to Bankshares' Securities Exchange Act of 1934 ("Exchange Act") Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999 and amended June 10, 1999.

** Incorporated by reference to Bankshares' definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days of the fiscal year ended December 31, 2000.

         (b)      Reports on Form 8-K Filed in the fourth quarter of 2000

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.

/s/ C. Hunton Tiffany
-----------------------------
C. Hunton Tiffany
President and Chief Executive Officer
Dated: March 30, 2001

/s/ Eric P. Graap
--------------------------
Eric P. Graap
Senior Vice President and Chief Financial Officer
Dated: March 30, 2001

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. Hunton Tiffany
---------------------------    President, Chief Executive Officer,    March 30, 2001
C. Hunton Tiffany              Director

/s/ Alexander G. Green, Jr.
---------------------------    Director                               March 30, 2001
Alexander G. Green, Jr.

/s/ Stanley C. Haworth
---------------------------    Director                               March 30, 2001
Stanley C. Haworth

/s/ John J. Norman, Jr.
---------------------------    Director                               March 30, 2001
John J. Norman, Jr.

/s/ Douglas C. Larson
---------------------------    Director                               March 30, 2001
Douglas C. Larson

/s/ C.H. Lawrence, Jr.
---------------------------    Director                               March 30, 2001
C.H. Lawrence, Jr.

/s/ D. Harcourt Lees, Jr.
---------------------------    Director                               March 30, 2001
D. Harcourt Lees, Jr.

/s/ Randolph T. Minter
---------------------------    Director                               March 30, 2001
Randolph T. Minter

/s/ B.S. Montgomery
---------------------------    Director                               March 30, 2001
B.S. Montgomery

/s/ H.P. Neale
---------------------------    Director                               March 30, 2001
H.P. Neale

/s/ Pat H. Nevill
---------------------------    Director                               March 30, 2001
Pat H. Nevill

/s/ Henry M. Ross
---------------------------    Director                               March 30, 2001
Henry M. Ross

/s/ H. Frances Stringfellow
---------------------------    Director                               March 30, 2001
H. Frances Stringfellow