Form 10-K/A
period 2000-12-31
FAUQUIER BANKSHARES INC
filed 2001-04-03
CIK 1083643

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( ).

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

                      DOCUMENTS INCORPORTATED BY REFERENCE
Portions of the definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days of the fiscal year ended December 31, 2000 are incorporated by reference into Part III of this Form 10-K/A.



                                TABLE OF CONTENTS
                                                                                                          Page
PART I
       Item 1.           Business                                                                          3

       Item 2.           Properties                                                                       10

       Item 3.           Legal Proceedings                                                                11

       Item 4.           Submission of Matters to a Vote of Security Holders                              11

PART II

       Item 5.           Market for Registant's Common Equity and Related Stockholder Matters             11

       Item 6.           Selected Financial Data                                                          12

       Item 7.           Management's Discussion and Analysis of Financial Condition
                         and Results of Operation                                                         13

       Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                       25

       Item 8.           Financial Statements and Supplementary Data                                      27

       Item 9.           Changes in and Disagreements With Accountants on Accounting
                         and Financial Disclosure                                                         28

PART III

       Item 10.          Directors and Executive Officers of the Registrant                               29

       Item 11.          Executive Compensation                                                           31

       Item 12.          Security Ownership of Certain Beneficial Owners and Management                   31

       Item 13.          Certain Relationships and Related Transactions                                   31

PART IV

       Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                31

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
                                ================   ================

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITOR'S REPORT

                    FAQUIER BANKSHARES, INC. AND SUBSIDIARIES

                               Warrenton, Virginia

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2000

                                 C O N T E N T S

                                                            Page

INDEPENDENT AUDITOR'S REPORT ON THE
  CONSOLIDATED FINANCIAL STATEMENTS                            F-1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                  F-2
  Consolidated statements of income                            F-3
  Consolidated statements of cash flows                F-4 and F-5
  Consolidated statements of changes
    in shareholders' equity                                    F-6
  Notes to consolidated financial statements               F7-F-30

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Directors of
  Fauquier Bankshares, Inc. and Subsidiaries
Warrenton, Virginia

               We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

Winchester, Virginia
January 24, 2001

                       FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                              Consolidated Balance Sheets
                               December 31, 2000 and 1999

                                                                                                           December 31,
                                                                                               ------------------------------------
      ASSETS                                                                                        2000                   1999
                                                                                               -------------          -------------
Cash and due from banks                                                                        $  10,841,319          $  10,697,343
Interest-bearing deposits in other banks                                                              49,565                278,123
Federal funds sold                                                                                14,688,000             14,010,000
Securities (fair value: 2000, $16,957,101;
    1999, $18,752,504)                                                                            16,955,981             18,779,388
Loans, net of allowance for loan losses of $2,554,033 in 2000
    and $2,284,348 in 1999                                                                       197,878,880            181,503,312
Bank premises and equipment, net                                                                   5,257,188              5,594,248
Accrued interest receivable                                                                        1,640,550              1,097,562
Other assets                                                                                       2,543,345              1,247,649
                                                                                               -------------          -------------

         Total assets                                                                          $ 249,854,828          $ 233,207,625
                                                                                               =============          =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Deposits:
      Noninterest-bearing                                                                      $  39,382,364          $  33,045,513
      Interest-bearing                                                                           172,720,895            154,227,161
                                                                                               -------------          -------------
         Total deposits                                                                          212,103,259            187,272,674
    Federal Home Loan Bank advances                                                               13,000,000             23,000,000
    Dividends payable                                                                                291,072                265,770
    Other liabilities                                                                              2,041,558              1,464,826
    Commitments and contingent liabilities                                                              --                     --
                                                                                               -------------          -------------
         Total liabilities                                                                       227,435,889            212,003,270
                                                                                               -------------          -------------

SHAREHOLDERS' EQUITY
    Common stock, par value, $3.13 per share; 8,000,000 shares authorized;
     issued and outstanding, 2000, 1,712,191 shares; 1999, 1,774,037 shares                        5,359,158              5,552,736
    Retained earnings                                                                             17,145,324             16,019,525
    Accumulated other comprehensive (loss)                                                           (85,543)              (367,906)
                                                                                               -------------          -------------
         Total shareholders' equity                                                               22,418,939             21,204,355
                                                                                               -------------          -------------

         Total liabilities and shareholders' equity                                            $ 249,854,828          $ 233,207,625
                                                                                               =============          =============


See Notes to Consolidated Financial Statements.

                  FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
       For Each of the Three Years in the Period Ended December 31, 2000



                                                                                      2000                1999              1998
                                                                                 ------------        ------------       ------------
 INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                                                    $ 16,584,470        $ 14,862,821       $ 12,765,916
   Interest on investment securities:
     Taxable interest income                                                          142,788             213,787            364,729
     Interest income exempt from federal income taxes                                 103,808             114,302            116,315
   Interest and dividends on securities available for sale:
     Taxable interest income                                                          539,331           1,180,573          1,030,547
     Interest income exempt from federal income taxes                                  17,778              13,757             13,998
     Dividends                                                                        158,761             149,120            151,251
   Interest on federal funds sold                                                     450,492             561,842            492,677
   Interest on deposits in other ba                                                     5,251              32,478             88,862
                                                                                 ------------        ------------       ------------
       Total interest and dividend income                                          18,002,679          17,128,680         15,024,295
                                                                                 ------------        ------------       ------------

INTEREST EXPENSE
   Interest on deposits                                                             5,188,371           4,977,353          5,178,122
   Interest on Federal Home Loan Bank advances                                        895,984           1,065,369            340,579
   Interest on federal funds purchased                                                   --                  --                  160
                                                                                 ------------        ------------       ------------
       Total interest expense                                                       6,084,355           6,042,722          5,518,861
                                                                                 ------------        ------------       ------------

       Net interest income                                                         11,918,324          11,085,958          9,505,434

Provision for loan losses                                                             457,498             695,000            534,675
                                                                                 ------------        ------------       ------------

       Net interest income after provision for loan losses                         11,460,826          10,390,958          8,970,759
                                                                                 ------------        ------------       ------------

NONINTEREST INCOME
   Fiduciary service income                                                           547,072             566,029            555,659
   Service charges on deposit accounts                                              1,483,245           1,189,526          1,046,625
   Other service charges, commissions and fees                                        802,293             676,675            593,832
   Gain (loss) on securities available for sale                                      (110,830)               --               16,673
   Other operating income                                                               8,969                 877              5,829
                                                                                 ------------        ------------       ------------
       Total noninterest income                                                     2,730,749           2,433,107          2,218,618
                                                                                 ------------        ------------       ------------

NONINTEREST EXPENSES
   Salaries and employees' benefits                                                 4,108,482           3,718,435          3,186,240
   Net occupancy expense of premises                                                  467,111             437,293            336,768
   Furniture and equipment                                                            834,915             830,603            792,402
   Other operating expenses                                                         4,254,838           4,036,795          3,393,369
                                                                                 ------------        ------------       ------------
       Total noninterest expenses                                                   9,665,346           9,023,126          7,708,779
                                                                                 ------------        ------------       ------------

Income before income taxes                                                          4,526,229           3,800,939          3,480,598

Income tax expense                                                                  1,429,601           1,161,999          1,039,053
                                                                                 ------------        ------------       ------------

       Net income                                                                $  3,096,628        $  2,638,940       $  2,441,545
                                                                                 ============        ============       ============

EARNINGS PER SHARE, BASIC                                                        $       1.76        $       1.46       $       1.31
                                                                                 ============        ============       ============

EARNINGS PER SHARE, ASSUMING DILUTION                                            $       1.75        $       1.45       $       1.30
                                                                                 ============        ============       ============


 See Notes to Consolidated Financial Statements.

                      Consolidated Statements of Cash Flows
        For Each of the Three Years in the Period Ended December 31, 2000



                                                                                   2000                1999                1998
                                                                               ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $  3,096,628        $  2,638,940        $  2,441,545
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                                                   747,145             764,862             773,863
     Provision for loan losses                                                      457,498             695,000             534,675
     Provision for other real estate                                                   --                 6,000              30,000
     Deferred tax (benefit)                                                        (156,891)           (154,757)            (40,964)
     (Gain) loss on securities available for sale                                   110,830                --               (16,673)
     (Gain) loss on other real estate                                                (7,739)                 23              (1,127)
     (Gain) on sale of premises and equipment                                        (1,230)               (877)             (8,590)
     Amortization of security premiums and
      (accretion) of discounts, net                                                 (63,001)             58,477              29,272
     Changes in assets and liabilities:
      (Increase) decrease in other assets                                        (1,078,253)            304,919            (537,700)
      Increase (decrease) in other liabilities                                      576,732              71,339             (10,284)
                                                                               ------------        ------------        ------------
            Net cash provided by operating activities                             3,681,719           4,383,926           3,194,017
                                                                               ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of securities available for sale                               826,979                --             2,734,130
  Proceeds from maturities, calls and principal
   payments of investment securities                                              1,401,804           1,588,605           3,424,859
  Proceeds from maturities, calls and principal
   payments of securities available for sale                                      2,422,512          17,271,037          14,562,054
  Purchase of investment securities                                                    --                  --              (499,250)
  Purchase of securities available for sale                                      (2,447,894)        (15,466,607)        (14,932,919)
  Proceeds from sale of premises and equipment                                        1,230                 877               8,590
  Proceeds from sale of other real estate owned                                     355,561             175,175             121,368
  Purchase of premises and equipment                                               (410,085)           (479,373)           (497,738)
  Purchase of other investment                                                     (749,000)               --                  --
  Improvements to other real estate owned                                            (2,774)               --                  --
  Net (increase) in loans                                                       (17,178,114)        (20,050,275)        (34,661,912)
                                                                               ------------        ------------        ------------
            Net cash used in investing activities                               (15,779,781)        (16,960,561)        (29,740,818)
                                                                               ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease)  in demand deposits, NOW accounts
   and saving accounts                                                           (2,582,805)          4,134,077          13,797,360
  Net increase in certificates of deposit                                        27,413,390           3,921,455           3,550,678
  Federal Home Loan Bank advances                                                      --             5,000,000          18,000,000
  Federal Home Loan Bank principal repayments                                   (10,000,000)               --                  --
  Cash dividends paid                                                            (1,092,198)           (978,308)           (784,188)
  Issuance of common stock                                                           22,932              42,286                --
  Acquisition of common stock                                                    (1,069,839)         (1,288,079)         (1,498,508)
                                                                               ------------        ------------        ------------
            Net cash provided by financing activities                            12,691,480          10,831,431          33,065,342
                                                                               ------------        ------------        ------------

            Increase (decrease) in cash and cash equivalents                        593,418          (1,745,204)          6,518,541

CASH AND CASH EQUIVALENTS
  Beginning                                                                      24,985,466          26,730,670          20,212,129
                                                                               ------------        ------------        ------------

  Ending                                                                       $ 25,578,884        $ 24,985,466        $ 26,730,670
                                                                               ============        ============        ============


See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
       For Each of the Three Yeras in the Period Ended December 31, 2000



                                                                               2000                  1999                   1998
                                                                           -----------           -----------             -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for:
   Interest                                                                $ 5,704,615           $ 6,115,327             $ 5,432,911
                                                                           ===========           ===========             ===========

   Income taxes                                                            $ 1,467,000           $ 1,281,000             $ 1,287,248
                                                                           ===========           ===========             ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
 Other real estate acquired in settlement of loans                         $   345,048           $   124,254             $    17,267
                                                                           ===========           ===========             ===========

 Unrealized gain (loss) on securities available for sale, net              $   427,822           $  (546,152)            $   132,876
                                                                           ===========           ===========             ===========


See Notes to Consolidated Financial Statements.

               FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
   For Each of the Three Years in the Period Ended December 31, 2000


                                                                                             ACCUMULATED
                                                                                               OTHER
                                                                                               COMPRE-       COMPRE-
                                                     COMMON        CAPITAL      RETAINED      HENSIVE       HENSIVE
                                                     STOCK         SURPLUS      EARNINGS      (LOSS)         INCOME       TOTAL
                                                 ------------  ------------  ------------   -----------  ------------  -----------
BALANCE, DECEMBER 31, 1997                       $  5,978,150  $  1,207,680  $ 13,887,212   $  (95,144)                $20,977,898
  Comprehensive income:
   Net income                                            --            --       2,441,545          --    $   2,441,545   2,441,545
  Other comprehensive income net of tax:
   Unrealized holding gains on securities
    available for sale, net of deferred income
    taxes of $50,847                                     --            --            --            --           98,702         --
   Less reclassification adjustment, net
    of income taxes of $5,669                            --            --            --            --          (11,004)        --
                                                                                                          ------------
  Other comprehensive income, net of tax                 --            --            --         87,698          87,698      87,698
                                                                                                          ------------
  Total comprehensive income                             --            --            --            --     $  2,529,243         --
                                                                                                          ============
  Cash dividends ($0.45 per share)                       --            --        (831,797)         --                     (831,797)
  Change in par value from $6.25 to
    $3.13 per share                                     9,264        (9,264)         --            --                          --
  Acquisition of 75,238 shares of
    common stock                                     (235,194)   (1,198,416)      (64,898)         --                   (1,498,508)
                                                 ------------  ------------  ------------   ----------                ------------
BALANCE, DECEMBER 31, 1998                          5,752,220          --      15,432,062       (7,446)                 21,176,836
  Comprehensive income:
    Net income                                           --            --       2,638,940          --    $  2,638,940    2,638,940
  Other comprehensive income (loss) net of tax,
    unrealized holding losses on securities
    available for sale, net of deferred income
    taxes of $185,692                                    --            --            --       (360,460)      (360,460)    (360,460)
                                                                                                         ------------
  Total comprehensive income                             --            --            --            --    $  2,278,480          --
                                                                                                         ============
  Cash dividends ($0.56 per share)                       --            --      (1,005,168)         --                   (1,005,168)
  Acquisition of 68,213 shares of
    common stock                                     (213,507)         --      (1,074,572)         --                   (1,288,079)
  Exercise of stock options                            14,023          --          28,263          --                       42,286
                                                 ------------  ------------  ------------   ----------                ------------
BALANCE, DECEMBER 31, 1999                          5,552,736          --      16,019,525     (367,906)                 21,204,355
  Comprehensive income:
    Net income                                           --            --       3,096,628          --    $  3,096,628    3,096,628
  Other comprehensive income net of tax:
   Unrealized holding gains on securities
     available for sale, net of deferred income
     taxes of $107,777                                                                                        209,215
   Add reclassification adjustment net of
    income tax benefit of $37,682                                                                              73,148
                                                                                                         ------------
  Other comprehensive income, net of tax                 --            --            --         282,363       282,363      282,363
                                                                                                                       ------------
  Total comprehensive income                             --            --            --           --     $  3,550,077          --
                                                                                                         ============
  Cash dividends ($.64 per share)                        --            --      (1,117,500)        --                    (1,117,500)
  Acquisition of 63,120 shares of
   common stock                                      (197,566)         --        (872,273)        --                    (1,069,839)
  Issuance of common stock                              3,988          --          18,944         --                        22,932
                                                 ------------  ------------  ------------   -----------                ------------
BALANCE, DECEMBER 31, 2000                       $  5,359,158  $       --    $ 17,145,324   $   (85,543)               $ 22,418,939
                                                 ============  ============  ============   ============               ============



See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For Each of the Three Years in the Period Ended December 31, 2000


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

                  WEALTH MANAGEMENT SERVICES DIVISION

                     Securities and other property held by the Wealth Management Services Division in a fiduciary or agency capacity are not assets of the Corporation and are not included in the accompanying consolidated financial statements.

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

                  ADVERTISING

                     The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses of $258,997, $215,119 and $169,475 were incurred in 2000, 1999 and 1998, respectively.

                  RECLASSIFICATIONS

                      Certain reclassifications have been made to prior period balances to conform to the current year presentation.

                  RECENT ACCOUNTING PRONOUNCEMENT

                      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Corporation adopted this Statement effective January 1, 2001 and transferred securities with a book value of $3,979,645 and a market value of
                      $3,980,765 to the available for sale category. Since the Corporation does not use derivative instruments and strategies, the adoption of the Statement did not have any effect on earnings or financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.        SECURITIES

               The  amortized  cost  of  securities   held  to  maturity,   with
unrealized gains and losses follows:


                                                                      DECEMBER 31, 2000
                                            ----------------------------------------------------------------------------
                                                                   GROSS                   GROSS
                                             AMORTIZED           UNREALIZED             UNREALIZED              FAIR
                                               COST                GAINS                 (LOSSES)               VALUE
                                            ===========          ===========           ===========           ===========
Obligations of U.S.
   Government corporations
   and agencies                             $ 1,588,984          $       991           $    (4,838)          $ 1,585,137
Obligations of states and
   political subdivisions                     2,390,661                5,103                  (136)            2,395,628
                                            -----------          -----------           -----------           -----------
                                            $ 3,979,645          $     6,094           $    (4,974)          $ 3,980,765
                                            ===========          ===========           ===========           ===========


                                                                      DECEMBER 31, 1999
                                            ----------------------------------------------------------------------------
                                                                   GROSS                   GROSS
                                             AMORTIZED           UNREALIZED             UNREALIZED              FAIR
                                               COST                GAINS                 (LOSSES)               VALUE
                                            ===========          ===========           ===========           ===========


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
                                            ===========          ===========           ===========           ===========


               The amortized cost and fair value of securities, held to maturity by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

                                                                   2000
                                                      --------------------------
                                                       AMORTIZED          FAIR
                                                         COST            VALUE
                                                      ----------      ----------

Due in one year or less                               $  510,079      $  510,015
Due after one year through five years                  1,880,582       1,885,613
Due after five through ten years                       1,567,941       1,564,159
Due after ten years                                       21,043          20,978
                                                      ----------      ----------
                                                      $3,979,645      $3,980,765
                                                      ==========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               The amortized cost of securities available for sale, with unrealized gains and losses follows:




                                                                                   DECEMBER 31, 2000
                                                    --------------------------------------------------------------------------------
                                                                              GROSS                  GROSS
                                                     AMORTIZED              UNREALIZED             UNREALIZED               FAIR
                                                        COST                  GAINS                 (LOSSES)                VALUE
                                                    ------------          ------------           ------------           ------------
Obligations of U.S.
  Government corporations
  and agencies                                      $  9,706,764          $      9,609           $   (157,327)          $  9,559,046
Obligations of states and
  political subdivisions                               1,639,644                18,108                   --                1,657,752
Restricted investments:
  Federal Home Loan
   Bank stock                                          1,150,000                  --                     --                1,150,000
  Federal Reserve Bank
   stock                                                  72,000                  --                     --                   72,000
  Community Bankers'
   Bank stock                                             50,038                  --                     --                   50,038
  FHLMC preferred
   stock                                                 487,500                  --                     --                  487,500
                                                    ------------          ------------           ------------           ------------
                                                    $ 13,105,946          $     27,717           $   (157,327)          $ 12,976,336
                                                    ============          ============           ============           ============


                                                                                   DECEMBER 31, 1999
                                                    --------------------------------------------------------------------------------
                                                                              GROSS                  GROSS
                                                     AMORTIZED              UNREALIZED             UNREALIZED               FAIR
                                                        COST                  GAINS                 (LOSSES)                VALUE
                                                    ------------          ------------           ------------           ------------

Obligations of U.S.
  Government corporations
  and agencies                                      $ 10,580,515          $      5,376           $   (434,339)          $ 10,151,552
Obligations of states and
  political subdivisions                                 682,719                   327                   (894)               682,152
Mutual funds                                             937,809                  --                 (127,903)               809,906
Restricted investments:
  Federal Home Loan
   Bank stock                                          1,150,000                  --                     --                1,150,000
  Federal Reserve Bank
   stock                                                  72,000                  --                     --                   72,000
  Community Bankers'
   Bank stock                                             50,000                  --                     --                   50,000
FHLMC preferred stock                                    487,500                  --                     --                  487,500
                                                    ------------          ------------           ------------           ------------
                                                    $ 13,960,543          $      5,703           $   (563,136)          $ 12,915,610
                                                    ============          ============           ============           ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

                                                                 2000
                                                     ---------------------------
                                                      AMORTIZED         FAIR
                                                         COST           VALUE
                                                     -----------     -----------

Due in one year or less                              $   615,903     $   616,484
Due after one year through five years                  2,253,585       2,212,259
Due after five years through ten years                 2,840,894       2,829,085
Due after ten years                                    5,636,026       5,558,970
Equity securities                                      1,759,538       1,759,538
                                                     -----------     -----------
                                                     $13,105,946     $12,976,336
                                                     ===========     ===========


               For the years ended December 31, 2000 and 1998, proceeds from sales of securities available for sale amounted to $826,979 and $2,734,130, respectively. Gross realized gains amounted to $54,249 in 1998. Gross realized losses amounted to $110,830 and $37,576, respectively. The tax provision (benefit) applicable to these net realized gains and losses amounted to $(37,682) and $5,669, respectively. There were no sales of securities available for sale for the year ended December 31, 1999.

               The carrying value of securities pledged to secure deposits and for other purposes amounted to $7,609,612 and $3,567,940 at December 31, 2000 and 1999, respectively.

NOTE 3.        LOANS

               A summary of the balances of loans follows:


                                                                  DECEMBER 31,
                                                       ------------------------------
                                                         2000                  1999
                                                       --------              --------
                                                                       (Dollars in Thousands)

Mortgage loans on real estate:
  Construction and land development                    $ 12,948              $ 11,746
  Secured by farmland                                       381                   903
  Secured by 1 to 4 family residential                   74,167                64,921
  Other real estate loans                                53,959                50,988
Commercial and industrial loans (except
  those secured by real estate)                          17,148                16,689
Consumer installment loans                               36,083                33,787
All other loans                                           5,873                 4,868
                                                       --------              --------
         Total loans                                    200,559               183,902
Less: Unearned income                                       126                   115
      Allowance for loan losses                           2,554                 2,284
                                                       --------              --------
          Net loans                                    $197,879              $181,503
                                                       ========              ========

                                       F-13

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.        ALLOWANCE FOR LOAN LOSSES

               Analysis of the allowance for loan losses follows:



                                                               2000                    1999                    1998
                                                           -----------             -----------             -----------

Balance at beginning of year                               $ 2,284,348             $ 1,853,150             $ 1,654,917
Provision charged to operating expense                         457,498                 695,000                 534,675
Recoveries added to the allowance                              254,698                  63,368                  35,032
Loan losses charged to the allowance                          (442,511)               (327,170)               (371,474)
                                                           -----------             -----------             -----------
Balance at end of year                                     $ 2,554,033             $ 2,284,348             $ 1,853,150
                                                           ===========             ===========             ===========


               Information about impaired loans is as follows:

                                                    2000       1999
                                                  --------   --------
Impaired loans for which an allowance
  has been provided                               $  --      $ 75,933
Impaired loans for which no allowance
  has been provided                                  --         --
                                                  --------   --------
      Total impaired loans                        $  --      $ 75,933
                                                  ========   ========
Allowance provided for impaired loans,
  included in the allowance for loan losses       $  --      $  7,593
                                                  ========   ========

                                                    2000       1999       1998
                                                  --------   --------   --------


Average balance in impaired loans                 $ 12,804   $330,980   $545,286
                                                  ========   ========   ========

Interest income recognized                        $  --      $ 10,519   $ 15,853
                                                  ========   ========   ========


               No additional funds are committed to be advanced in connection with impaired loans.

               Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $121,057, $49,534 and $126,704 at December 31, 2000, 1999 and 1998, respectively. If interest on these loans had been accrued, such income would have approximated $3,509, $1,421 and $6,064 for 2000, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.        RELATED PARTY TRANSACTIONS

               In the ordinary course of business, the Corporation has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which amounted to $4,788,426 at December 31, 2000 and $4,184,901 at December 31, 1999. During 2000, total principal additions were $1,109,012 and total principal payments were $505,487.

NOTE 6.        BANK PREMISES AND EQUIPMENT, NET

               A summary of the cost and accumulated depreciation of premises and equipment follows:

                                                         2000            1999
                                                      -----------    -----------

Land                                                  $   864,667    $   864,667
Buildings and improvements                              5,967,455      5,786,079
Furniture and equipment                                 6,008,597      5,779,964
                                                      -----------    -----------
                                                       12,840,719     12,430,710
Less accumulated depreciation and amortization          7,583,531      6,836,462
                                                      -----------    -----------
                                                      $ 5,257,188    $ 5,594,248
                                                      ===========    ===========

               Depreciation  and  amortization  charged  to  operations  totaled
               $747,145,   $764,862  and  $773,863  in  2000,   1999  and  1998,
               respectively.

NOTE 7.        DEPOSITS

               The aggregate amount of time deposits, in denominations of $100,000 or more at December 31, 2000 and 1999 was $24,420,250 and $12,952,343, respectively.

               At December 31, 2000, the scheduled maturities of time deposits are as follows:

             2001                  $51,128,187
             2002                   15,905,896
             2003                    1,201,129
             2004                      112,356
             2005                    5,590,065
                                   -----------
                                   $73,937,633
                                   ===========

NOTE 8.        EMPLOYEE BENEFIT PLANS

               The following tables provide a reconciliation of the changes in the defined benefit plan's obligations and fair value of assets over the three-year period ending December 31, 2000, computed as of October 1st of each respective year:


                                                                      2000              1999              1998
                                                                  -----------       -----------       -----------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, beginning                                   $ 3,339,553       $ 3,086,296       $ 2,768,023
  Service cost                                                        178,513           193,629           191,082
  Interest cost                                                       248,451           229,513           205,697
  Actuarial (gain) loss                                                40,973            19,907           (26,214)
  Benefits paid                                                       (70,580)         (189,792)          (52,292)
                                                                  -----------       -----------       -----------
  Benefit obligation, ending                                      $ 3,736,910       $ 3,339,553       $ 3,086,296
                                                                  -----------       -----------       -----------

CHANGE IN PLAN ASSETS
  Fair value of plan assets, beginning                            $ 3,679,064       $ 3,154,626       $ 3,111,184
  Actual return on plan assets                                        831,151           714,230           (65,365)
  Employer contributions                                               30,628              --             161,099
  Benefits paid                                                       (70,580)         (189,792)          (52,292)
                                                                  -----------       -----------       -----------
  Fair value of plan assets, ending                               $ 4,470,263       $ 3,679,064       $ 3,154,626
                                                                  -----------       -----------       -----------

FUNDED STATUS                                                     $   733,353       $   339,511       $    68,330
  Unrecognized net actuarial (gain)                                (1,170,638)         (726,229)         (298,972)
  Unrecognized net obligation at transition                          (208,761)         (227,740)         (246,719)
  Unrecognized prior service cost                                      85,435            93,201           100,967
                                                                  -----------       -----------       -----------
  Accrued benefit cost included in other liabilities              $  (560,611)      $  (521,257)      $  (376,394)
                                                                  ===========       ===========       ===========


               The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2000, 1999 and 1998:



                                                                 2000                1999                1998
                                                              ---------           ---------           ---------
 COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost                                                  $ 178,513           $ 193,629           $ 191,082
Interest cost                                                   248,451             229,513             205,697
Expected return on plan assets                                 (328,706)           (267,066)           (277,721)
Amortization of prior service cost                                7,766               7,766               7,766
Amortization of net obligation
 at transition                                                  (18,979)            (18,979)            (18,979)
Recognized net actuarial gain                                   (17,063)               --               (15,236)
                                                              ---------           ---------           ---------
Net periodic benefit cost                                     $  69,982           $ 144,863           $  92,609
                                                              =========           =========           =========


               The assumptions used in the measurement of the Corporation's benefit obligation are shown in the following table:

                                         2000        1999       1998
                                       --------    --------   --------
WEIGHTED-AVERAGE ASSUMPTIONS
  AS OF DECEMBER 31
   Discount rate                          7.5%       7.5%       7.5%
   Expected return on plan assets         9.0%       9.0%       9.0%
   Rate of compensation increase          5.0%       5.0%       5.0%


               The Corporation has a defined contribution retirement plan under Code Section 401(k) of the Internal Revenue Service covering employees who have completed 6 months of service and who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 15% of their covered compensation for the year, subject to certain limitations. The Corporation may also make, but is not required to make, a discretionary matching contribution. The amount of this matching contribution, if any, is determined on an annual basis by the Board of Directors. The Corporation made contributions to the plan for the years ended December 31, 2000, 1999 and 1998 of $72,922, $63,057 and $61,566,
               respectively.

NOTE 9.        COMMITMENTS AND CONTINGENT LIABILITIES

               As members of the Federal Reserve System, the Corporation's subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2000 and 1999, the aggregate amounts of daily average required balances were approximately $4,044,000 and $3,462,000, respectively.

               In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. The Corporation does not anticipate losses as a result of these transactions.

               See  Note  15  with   respect  to  financial   instruments   with
               off-balance-sheet risk.

Note 10.       Income Taxes

               The components of the net deferred tax assets included in other assets are as follows:

                                             2000          1999
                                           --------      --------
Deferred tax assets:
  Allowance for loan losses                $734,545      $625,995
  Accrued pension obligation                190,114       166,320
  Interest on nonaccrual loans                1,193         1,797
  Allowance on other real estate owned         --             652
  Securities available for sale              44,067       189,528
                                           --------      --------
                                            969,919       984,292
                                           --------      --------
Deferred tax liabilities:
  Accumulated discount accretion              1,711         1,416
  Accumulated depreciation                  268,820       294,918
                                           --------      --------
                                            270,531       296,334
                                           --------      --------

Net deferred tax assets                    $699,388      $687,958
                                           ========      ========


               Allocation of federal income taxes between current and deferred portions is as follows:


                                                       YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------
                                          2000                1999                 1998
                                      -----------          -----------          -----------

Current tax expense                   $ 1,586,492          $ 1,316,756          $ 1,080,017
Deferred tax (benefit)                   (156,891)            (154,757)             (40,964)
                                      -----------          -----------          -----------
                                      $ 1,429,601          $ 1,161,999          $ 1,039,053
                                      ===========          ===========          ===========



               The reasons for the difference between the statutory federal income tax rate and the effective tax rates are summarized as follows:



                                          2000                1999                 1998
                                      -----------          -----------          -----------
Computed "expected" tax expense       $ 1,538,918          $ 1,292,319          $ 1,183,403
Decrease in income taxes
  resulting from:
     Tax-exempt interest income          (106,799)            (116,442)            (109,185)
     Other                                 (2,518)             (13,878)             (35,165)
                                      -----------          -----------          -----------
                                      $ 1,429,601          $ 1,161,999          $ 1,039,053
                                      ===========          ===========          ===========

                                       F-18

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.       EARNINGS PER SHARE

               The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.



                                           2000                       1999                        1998
                                   ---------------------      ---------------------      -----------------------
                                               PER SHARE                  PER SHARE                    PER SHARE
                                    SHARES      AMOUNT         SHARES       AMOUNT        SHARES        AMOUNT
                                   ---------   ---------      ---------   ---------      ---------     ---------

Basic earnings per share           1,755,182   $   1.76       1,802,165   $   1.46       1,857,282     $   1.31
                                               ========                   ========                     ========

Effect of dilutive securities,
  stock options                       11,591                     15,967                     18,359
                                   ---------                  ---------                  ---------

Diluted earnings per share         1,766,773   $   1.75       1,818,132   $   1.45       1,875,641     $   1.30
                                   =========   ========       =========   ========       =========     ========


               Options on 80,060  shares and 61,978  shares of common stock were
               not  included  in  computing   diluted  EPS  in  2000  and  1999,
               respectively, because their effects were antidilutive.

NOTE 12.       STOCK OPTION PLANS

               STOCK-BASED COMPENSATION PLAN

               In 1998, the Corporation adopted an incentive stock option plan under which options may be granted to certain key employees for purchase of the Corporation's stock. The effective date of the plan was April 21, 1998 with a ten-year term. The plan reserves for issuance 200,000 shares of the Corporation's common stock. The stock option plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Corporation, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The plan was amended and restated effective January 1, 2000, to include non-employee directors and added an additional 90,000 shares to be available to directors.

               DIRECTOR COMPENSATION PLANS

               The Corporation maintains Nonemployee Director Stock Option Plans. Under the plan expiring in 1999, each director that was not an employee of the Corporation or its subsidiary received an option grant covering 1,120 shares of Corporation common stock on April 1 of each year during the five-year term of the plan. The first grant under the plan was made on May 1, 1995. The exercise price of awards was fixed at the fair market value of the shares on the date the option is granted. During the term of the plan, a total of 60,480 options for shares of common stock were granted. Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The plan has a ten-year term and the first grant under the plan was made May 24, 2000. The exercise price of awards is fixed at the fair market value of the shares on the date the option is granted. During the term of the plan, a total of 90,000 options for shares of common stock may be granted. The plan provides for an annual

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               issuance of 1,867 options to non-employee directors during their initial three-year term to achieve a total share holding of 5,600. The annual issuance of options to nonemployee directors subsequent to their initial three-year term requires Board action each year with a recommended level of 1,000 options per nonemployee director per year. The options granted under both Plans are not exercisable for six months from the date of grant except in the case of death or disability. Options that are not exercisable at the time a director's services on the Board terminates for reason other than death, disability or retirement in accordance with the Corporation's policy will be forfeited.

               Grants under the plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plans. Had compensation cost for the stock-based compensation plans been determined based on the grant date fair value of awards (the method described in FASB No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown below:



                                                             December 31,
                                               -----------------------------------------
                                                   2000           1999           1998
                                               -----------    -----------    -----------

Net income                      As reported    $ 3,096,628    $ 2,638,940    $ 2,441,545
                                Pro forma      $ 2,872,942    $ 2,511,546    $ 2,287,520

Earnings per share              As reported    $      1.76    $      1.46    $      1.31
                                Pro forma      $      1.64    $      1.39    $      1.27

Earnings per share -            As reported    $      1.75    $      1.45    $      1.30
   assuming dilution            Pro forma      $      1.63    $      1.38    $      1.22


               The fair value of each grant is estimated at the grant date using
               the  Black-Scholes   Option-Pricing   Model  with  the  following
               weighted average assumptions:

                                                            December 31,
                                        --------------------------------------------------
                                           2000                  1999                1998
                                        --------              --------            --------
 Dividend yield                            0.65%                 0.60%               0.58%
 Expected life                          10 years              10 years            10 years
 Expected volatility                      18.38%                17.88%              15.65%
 Risk-free interest rate                   6.70%                 6.50%               4.50%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               A summary of the status for both the Stock-Based Compensation Plans and the Director Compensation Plan is presented below:



                                                    2000                            1999                            1998
                                         -------------------------       --------------------------        -----------------------
                                                          Weighted                         Weighted                       Weighted
                                                          Average                          Average                        Average
                                         Number of        Exercise       Number of         Exercise        Number of      Exercise
                                          Shares          Price           Shares           Price            Shares        Price
                                         -------          --------       ---------         --------        ---------      --------

Outstanding at January 1                  94,458          $ 19.93         67,257           $ 21.00           38,080       $  --
Granted                                   39,848            16.25         31,681             19.00           29,177         21.00
Exercised                                    --                           (4,480)                             - -
                                         -------                          ------                           -------
Outstanding at December 31               134,306           $ 18.46        94,458           $ 19.93          67,257        $ 21.00
                                         =======                          ======                           =======

Exercisable at end of year                70,347                          56,000                            49,280
Weighted-average fair value
  per option of options granted
  during the year                        $  7.34                         $  6.83                           $  5.90



               The status of the options outstanding as of December 31, 2000 for both the Stock-Based Compensation and Director Compensation Plans is as follows:



                                Options Outstanding                       Options Exercisable
                          --------------------------------          --------------------------------
                                                 Weighted                                  Weighted
      Remaining                                   Average                                    Average
     Contractual              Number              Exercise              Number              Exercise
        Life              Outstanding             Price             Exercisable              Price
     -----------          -----------            ---------          -----------            ---------

     4.33 years               8,960               $ 8.75                8,960                $ 8.75
     5.25 years              11,200                10.13               11,200                 10.13
     6.25 years              12,320                12.50               12,320                 12.50
     7.25 years              11,200                20.00               11,200                 20.00
     7.66 years              17,977                21.00                  --                   --
     8.25 years              12,320                19.50               12,320                 19.50
     8.66 years              20,481                19.00                  --                   --
     9.6 years               39,848                16.25               14,347                 16.25
                            -------                                   -------
                            134,306               $16.54               70,347                $14.80
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

NOTE 13.       FEDERAL HOME LOAN BANK ADVANCES

               The Corporation's fixed-rate debt of $13,000,000 at December 31, 2000 matures through 2008. At December 31, 2000 and 1999, the interest rates ranged from 4.89 percent to 5.51 percent and from
               4.89 percent to 5.95 percent, respectively. At December 31, 2000 and 1999, the weighted average interest rates were 5.27 percent and 5.57 percent, respectively.

               Advances on the line are secured by all of the Corporation's first lien loans on one-to-four unit single-family dwellings. As of December 31, 2000, the book value of these loans totaled approximately $69,978,000. The amount of the available credit is limited to seventy-five percent of qualifying collateral. Any borrowings in excess of the qualifying collateral requires pledging of additional assets.

               The contractual maturities of Federal Home Loan Bank advances are as follows:

                                      December 31,
                          ---------------------------------
                              2000                  1999
                          -----------           -----------

Due in 2000               $    --               $10,000,000
Due in 2008                13,000,000            13,000,000
                          -----------           -----------
                          $13,000,000           $23,000,000
                          ===========           ===========


               An advance dated June 19, 1998 has an imbedded call option that gives the Federal Home Loan Bank the option to call after 1 year and quarterly thereafter. The remaining advances also have imbedded call options that give the Federal Home Loan Bank the option to call only on the five-year anniversary date.

NOTE 14.       DIVIDEND LIMITATIONS ON AFFILIATE BANK

               Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2000, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $1,498,251.

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

               At  December  31,  2000  and  1999,   the   following   financial
               instruments were outstanding whose contract amounts represent credit risk:

                                             2000          1999
                                         -----------   -----------

Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit         $54,509,321   $54,736,121
    Standby letters of credit            $ 6,341,922   $ 5,183,606


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

NOTE 16.       FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

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

                    At December 31, 2000 and 1999, the carrying amounts of loan commitments and standby letters of credit approximated fair values.

                    The estimated fair values of the Corporation's financial instruments are as follows:



                                                             2000                        1999
                                                 -----------------------       -----------------------
                                                 CARRYING         FAIR         CARRYING         FAIR
                                                  AMOUNT          VALUE         AMOUNT          VALUE
                                                 --------         ------       --------         -----
                                                        (Thousands)                   (Thousands)
Financial assets:
  Cash and short-term
    investments                                  $ 10,891       $ 10,891       $ 10,975       $ 10,975
  Federal funds sold                               14,688         14,688         14,010         14,010
  Securities                                       16,956         16,957         18,779         18,753
  Loans, net                                      197,879        196,918        181,503        180,829
  Accrued interest receivable                       1,641          1,641          1,098          1,098

Financial liabilities:
  Deposits                                       $212,103       $196,068       $187,273       $177,744
  FHLB advances                                    13,000         12,892         23,000         22,747
  Accrued interest payable                            710            710            330            330



              The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation's overall interest rate risk.

NOTE 17.       OTHER OPERATING EXPENSES

               The principal components of "Other operating expenses" in the Consolidated Statements of Income are:



                                                                       2000              1999              1998
                                                                    ----------        ----------        ----------

Advertising and business development                                $  381,204        $  337,503        $  258,446
Bank card                                                              408,342           401,617           312,622
Data processing                                                        644,911           581,729           489,814
Non-loan charge-offs                                                   443,194           607,319           176,636
Postage and supplies                                                   253,206           265,319           249,732
Professional and consulting fees                                       855,637           598,423           407,491
Taxes, other than income                                               235,193           231,279           233,740
Telephone                                                              175,538           233,360           176,292
Other (no items exceed 1% of total revenue)                            857,613           780,246         1,088,596
                                                                    ----------        ----------        ----------
                                                                    $4,254,838        $4,036,795        $3,393,369
                                                                    ==========        ==========        ==========



NOTE 18.       CONCENTRATION RISK

               The Corporation maintains its cash accounts in several correspondent banks. The total amount by which cash on deposit in those banks exceeds the federally insured limits is approximately $6,022,058 at December 31, 2000.

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

               Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

               As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

               The Corporation's and Subsidiary's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.




                                                                                                                    MINIMUM
                                                                                                                   TO BE WELL
                                                                                                                CAPITALIZED UNDER
                                                                                MINIMUM CAPITAL                 PROMPT CORRECTIVE
                                                    ACTUAL                        REQUIREMENT                   ACTION PROVISIONS
                                          -----------------------           ------------------------         -----------------------
                                           AMOUNT           RATIO            AMOUNT            RATIO          AMOUNT          RATIO
                                          --------         ------           --------          ------         --------        ------
As of December 31, 2000:                                                      (Amount in Thousands)
 Total Capital (to Risk
  Weighted Assets):
    Consolidated                          $ 24,859          13.2%           $ 15,057           8.0%           N/A              N/A
    The Fauquier Bank                     $ 24,939          13.3%           $ 15,057           8.0%           $ 18,821        10.0%
 Tier 1 Capital (to Risk
  Weighted Assets):
    Consolidated                          $ 22,504          12.0%            $ 7,259           4.0%           N/A              N/A
    The Fauquier Bank                     $ 22,584          12.0%            $ 7,529           4.0%           $ 11,293         6.0%
 Tier 1 Capital (to
  Average Assets):
    Consolidated                          $ 22,504           9.1%            $ 9,864           4.0%           N/A              N/A
    The Fauquier Bank                     $ 22,584           9.2%            $ 9,864           4.0%           $ 12,330         5.0%
As of December 31, 1999:
 Total Capital (to Risk
  Weighted Assets):
    Consolidated                          $ 23,382          13.4%           $ 13,939           8.0%           N/A              N/A
    The Fauquier Bank                     $ 23,497          13.5%           $ 13,939           8.0%           $ 17,423        10.0%
 Tier 1 Capital (to Risk
  Weighted Assets):
    Consolidated                          $ 21,204          12.2%            $ 6,969           4.0%           N/A              N/A
    The Fauquier Bank                     $ 21,319          12.2%            $ 6,969           4.0%           $ 10,454         6.0%
 Tier 1 Capital (to
  Average Assets):
    Consolidated                          $ 21,204           8.8%            $ 9,630           4.0%           N/A              N/A
    The Fauquier Bank                     $ 21,319           8.9%            $ 9,630           4.0%           $ 12,038         5.0%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.       SUBSEQUENT EVENT

               On February 28, 2000, the Bank was first advised by its accountants as to the possible misappropriation of cash in the approximate amount of $437,000. The Bank immediately reported the loss to its insurance carrier and began an aggressive investigation of the misappropriation. The $437,000 loss was recorded in the year ended December 31, 1999. Based on the ongoing investigation, an additional loss of $130,000 was recorded in the year ended December 31, 2000.

               On January 29, 2001, the Bank recovered $542,000, net of deductible, from its insurance carrier for losses resulting from a misappropriation of cash discovered in early 2000. This recovery will be recorded as income in the first quarter of the year ended December 31, 2001.

NOTE 21.       PARENT CORPORATION ONLY FINANCIAL STATEMENTS

                          FAUQUIER BANKSHARES, INC.
                          (Parent Corporation Only)

                               Balance Sheets
                         December 31, 2000 and 1999


                                                                                     December 31,
                                                                           ----------------------------------
                                                                               2000                  1999
                                                                           ------------          ------------

            ASSETS

Cash on deposit with subsidiary bank                                       $     46,624          $     37,387
Investment in subsidiaries, at cost,
  plus equity in undistributed net income                                    22,498,032            21,318,595
Dividend receivable                                                             291,072               265,770
                                                                           ------------          ------------

    Total assets                                                           $ 22,835,728          $ 21,621,752
                                                                           ============          ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Dividend payable                                                         $    291,072          $    265,770
  Other liabilities                                                             125,717               151,627
                                                                           ------------          ------------
                                                                                416,789               417,397
                                                                           ------------          ------------
SHAREHOLDERS' EQUITY
  Common stock                                                                5,359,158             5,552,736
  Retained earnings, which are substantially
    distributed earnings of subsidiaries                                     17,145,324            16,019,525
  Accumulated other comprehensive (loss)                                        (85,543)             (367,906)
                                                                           ------------          ------------
                                                                             22,418,939            21,204,355
                                                                           ------------          ------------

    Total liabilities and shareholders' equity                             $ 22,835,728          $ 21,621,752
                                                                           ============          ============


                            FAUQUIER BANKSHARES, INC.
                            (Parent Corporation Only)

                              STATEMENTS OF INCOME

        For Each of the Three Years in the Period Ended December 31, 2000



                                                                              2000                   1999                  1998
                                                                          -----------            -----------            -----------

REVENUE,
  dividends from subsidiaries                                             $ 2,237,339            $ 2,315,247            $ 2,306,438
                                                                          -----------            -----------            -----------
EXPENSES
  Legal and professional fees                                                  35,613                105,153                 51,104
  Directors' fees                                                               6,632                 11,959                  4,047
  Miscellaneous                                                                15,003                 28,149                 15,313
                                                                          -----------            -----------            -----------
      Total expenses                                                           57,248                145,261                 70,464
                                                                          -----------            -----------            -----------

      Income before income tax (benefit)
         and equity in undistributed net
         income of subsidiaries                                             2,180,091              2,169,986              2,235,974

Income tax (benefit)                                                          (19,464)               (49,389)               (23,958)
                                                                          -----------            -----------            -----------

      Income before equity in
      undistributed net income
      of subsidiaries                                                       2,199,555              2,219,375              2,259,932
Equity in undistributed net income
  of subsidiaries                                                             897,073                419,565                181,613
                                                                          -----------            -----------            -----------

      Net income                                                          $ 3,096,628            $ 2,638,940            $ 2,441,545
                                                                          ===========            ===========            ===========


                            FAUQUIER BANKSHARES, INC.
                            (Parent Corporation Only)

                            STATEMENTS OF CASH FLOWS
        For Each of the Three Years in the Period Ended December 31, 2000


                                                                                  2000                 1999                 1998
                                                                              -----------          -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $ 3,096,628          $ 2,638,940          $ 2,441,545
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Undistributed earnings of subsidiaries                                       (897,074)            (419,565)            (181,613)
    (Increase) in undistributed dividends
     receivable from subsidiaries                                                 (25,302)             (26,860)             (47,609)
    (Increase) decrease in other assets                                              --                 23,959               (9,353)
    Increase (decrease) in other liabilities                                      (25,910)              15,459               49,182
                                                                              -----------          -----------          -----------
      Net cash provided by operating activities                                 2,148,342            2,231,933            2,252,152
                                                                              -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                                          (1,092,198)            (978,308)            (784,188)
  Issuance of common stock                                                         22,932               42,286                 --
  Acquisition of common stock                                                  (1,069,839)          (1,288,079)          (1,498,508)
                                                                              -----------          -----------          -----------
      Net cash used in financing activities                                    (2,139,105)          (2,224,101)          (2,282,696)
                                                                              -----------          -----------          -----------

      Increase (decrease) in cash
      and cash equivalents                                                          9,237                7,832              (30,544)

CASH AND CASH EQUIVALENTS
  Beginning                                                                        37,387               29,555               60,099
                                                                              -----------          -----------          -----------
  Ending                                                                      $    46,624          $    37,387          $    29,555
                                                                              ===========          ===========          ===========


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

FAUQUIER BANKSHARES, INC.

/s/ C. Hunton Tiffany
-----------------------------
C. Hunton Tiffany
President and Chief Executive Officer
Dated: April 03, 2001

/s/ Eric P. Graap
--------------------------
Eric P. Graap
Senior Vice President and Chief Financial Officer
Dated: April 03, 2001

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. Hunton Tiffany
---------------------------    President, Chief Executive Officer,    April 03, 2001
C. Hunton Tiffany              Director

/s/ Alexander G. Green, Jr.
---------------------------    Director                               April 03, 2001
Alexander G. Green, Jr.

/s/ Stanley C. Haworth
---------------------------    Director                               April 03, 2001
Stanley C. Haworth

/s/ John J. Norman, Jr.
---------------------------    Director                               April 03, 2001
John J. Norman, Jr.

/s/ Douglas C. Larson
---------------------------    Director                               April 03, 2001
Douglas C. Larson

/s/ C.H. Lawrence, Jr.
---------------------------    Director                               April 03, 2001
C.H. Lawrence, Jr.

/s/ D. Harcourt Lees, Jr.
---------------------------    Director                               April 03, 2001
D. Harcourt Lees, Jr.

/s/ Randolph T. Minter
---------------------------    Director                               April 03, 2001
Randolph T. Minter

/s/ B.S. Montgomery
---------------------------    Director                               April 03, 2001
B.S. Montgomery

/s/ H.P. Neale
---------------------------    Director                               April 03, 2001
H.P. Neale

/s/ Pat H. Nevill
---------------------------    Director                               April 03, 2001
Pat H. Nevill

/s/ Henry M. Ross
---------------------------    Director                               April 03, 2001
Henry M. Ross

/s/ H. Frances Stringfellow
---------------------------    Director                               April 03, 2001
H. Frances Stringfellow