Form 10-Q
period 2001-03-31
FAUQUIER BANKSHARES INC
filed 2001-05-15
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-25805

                            Fauquier Bankshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Virginia                                                           54-1288193
-----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)


10 Courthouse Square       Warrenton, Virginia                                              20186
-----------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                  (Zip Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,708,269 shares of common stock, par value $3.13 per share, were outstanding as of April 25, 2001.

                            Fauquier Bankshares, Inc.

                                      INDEX

Part I.  FINANCIAL INFORMATION
                                                                                                                        Page
                                                                                                                        ----
   Item 1      Financial Statements                                                                                              3

               Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000                                3

               Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2001 and 2000                  4

               Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the Three Months Ended
               March 31, 2001 and 2000                                                                                           5

               Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2001 and 2000              6

               Notes to Condensed Consolidated Financial Statements                                                              7

   Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations                            10

   Item 3      Quantitative and Qualitative Disclosure of Market Risk                                                           13

Part II. OTHER INFORMATION

   Item 2      Changes in Securities and Use of Proceeds                                                                        14

   Item 6      Exhibits and Reports on Form 8-K                                                                                 14


SIGNATURES                                                                                                                      16

ITEM 1.    FINANCIAL STATEMENTS


                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     MARCH 31, 2001  DECEMBER 31, 2000
                                                                                     --------------  -----------------
ASSETS
Cash and due from banks                                                                $  10,942,422   $  10,841,319
Interest-bearing deposits in other banks                                                        --            49,565
Federal funds sold                                                                        11,660,000      14,688,000
Securities (fair value: 2001, $23,868,222; 2000, $16,957,101)                             23,868,222      16,955,981
Loans, net of allowance for loan losses of $2,650,767
  in 2001 and $2,554,033 in 2000                                                         205,396,355     197,878,880
Bank premises and equipment, net                                                           5,186,893       5,257,188
Accrued interest receivable                                                                1,721,644       1,640,550
Other real estate                                                                               --              --
Other assets                                                                               2,751,553       2,543,345
                                                                                       -------------   -------------
                 Total assets                                                          $ 261,527,089   $ 249,854,828
                                                                                       =============   =============

LIABILITIES
Deposits:
  Noninterest-bearing                                                                  $  41,597,797   $  39,382,364
  Interest-bearing                                                                       180,935,113     172,720,895
                                                                                       -------------   -------------
     Total deposits                                                                    $ 222,532,910   $ 212,103,259
Federal Home Loan Bank advances                                                           13,000,000      13,000,000
Dividends payable                                                                            290,594         291,072
Other liabilities                                                                          2,309,400       2,041,558
Commitments and contingent liabilities                                                          --              --
                                                                                       -------------   -------------
                 Total liabilities                                                     $ 238,132,904   $ 227,435,889
                                                                                       -------------   -------------


SHAREHOLDERS' EQUITY
Common stock, par value, $3.13; authorized 8,000,000 shares;
  issued and outstanding, 2001, 1,709,377 shares; 2000, 1,712,191 shares                   5,350,350       5,359,158
Retained earnings                                                                         17,939,739      17,145,324
Accumulated other comprehensive (loss)                                                       104,096         (85,543)
                                                                                       -------------   -------------
                 Total shareholders' equity                                            $  23,394,185   $  22,418,939
                                                                                       -------------   -------------
                 Total liabilities and shareholders' equity                            $ 261,527,089   $ 249,854,828
                                                                                       =============   =============

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                    2001        2000
                                                                -----------  -----------
INTEREST INCOME
      Interest and fees on loans                                 $4,320,363   $3,922,066
      Interest on investment securities:
           Taxable interest income                                     --         43,660
           Interest income exempt from federal income taxes            --         26,339
      Interest and dividends on securities available for sale:

           Taxable interest income                                  218,135      115,163
           Interest income exempt from federal income taxes          41,557       13,264
           Dividends                                                 43,986        3,541
      Interest on federal funds sold                                175,274      152,950
      Interest on deposits in other banks                             1,177        2,455
                                                                 ----------   ----------
           Total interest income                                  4,800,492    4,279,438
                                                                 ----------   ----------
INTEREST EXPENSE
      Interest on deposits                                        1,638,050    1,149,515
      Interest on Federal Home Loan Bank advances                   171,325      297,572
                                                                 ----------   ----------
           Total interest expense                                 1,809,375    1,447,087
                                                                 ----------   ----------
           Net interest income                                    2,991,117    2,832,351

Provision for loan losses                                           100,000      167,499
                                                                 ----------   ----------
           Net interest income after
             provision for loan losses                            2,891,117    2,664,852
                                                                 ----------   ----------

OTHER INCOME
      Trust department income                                       132,602      128,873
      Service charges on deposit accounts                           384,885      358,790
      Other service charges, commissions and fees                   203,572      170,791
      Gains on securities AFS                                            65         --
      Non-loan chargeoff recovery                                   542,000         --
                                                                 ----------   ----------
           Total other income                                     1,263,124      658,454
                                                                 ----------   ----------

OTHER EXPENSES
      Salaries and employees' benefits                            1,135,924    1,014,108
      Net occupancy expense of premises                             115,201      106,519
      Furniture and equipment                                       203,878      198,800
      Advertising and business development                           68,798       55,520
      Bank card                                                      91,579       90,957
      Consulting and professional fees                              185,575      138,814
      Data processing                                               180,406      152,180
      Non-loan charge-offs                                           92,432      149,897
      Postage                                                        32,713       22,046
      Supplies                                                       36,628       21,265
      Taxes, other than income                                       74,045       59,001
      Telephone                                                      50,140       41,117
      Other operating expenses                                      247,070      199,095
                                                                 ----------   ----------
           Total other expenses                                   2,514,389    2,249,319
                                                                 ----------   ----------

           Income before income taxes                             1,639,852    1,073,987

Income tax expense                                                  513,000      341,000
                                                                 ----------   ----------

           Net income                                            $1,126,852   $  732,987
                                                                 ==========   ==========

EARNINGS PER SHARE, basic                                        $     0.66   $     0.41
                                                                 ==========   ==========

EARNINGS PER SHARE, assuming dilution                            $     0.65   $     0.41
                                                                 ==========   ==========

DIVIDEND PER SHARE                                               $     0.17   $     0.15
                                                                 ==========   ==========

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

                                                                                                                         ACCUMULATED
                                                                                                                           OTHER
                                                                             COMMON        CAPITAL        RETAINED     COMPREHENSIVE
                                                                             STOCK         SURPLUS        EARNINGS          INCOME
                                                                             -----         -------        --------          ------
BALANCE, DECEMBER 31, 1999                                                $ 5,552,736    $  --       $ 16,019,525    $     (367,906)
Comprehensive income:
  Net income                                                                    --          --            732,987            --
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $10,606                         --          --             --               20,588

  Total comprehensive income                                                    --          --             --                --

Cash dividends                                                                  --          --           (266,297)           --
Acquisition of 500 shares of common stock                                      (1,565)      --             (6,435)           --
Exercise of stock options                                                       3,987       --             18,945            --
                                                                          -----------    -------     ------------    --------------
BALANCE, MARCH 31, 2000                                                   $ 5,555,158    $  --       $ 16,498,725    $     (347,318)
                                                                          ===========    =======     ============    ==============

BALANCE, DECEMBER 31, 2000                                                $ 5,359,158    $  --       $ 17,145,324    $      (85,543)
Comprehensive income:
  Net income                                                                    --          --          1,126,852            --
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $287,332                        --          --             --              189,639


  Total comprehensive income                                                    --          --             --                --
Cash dividends                                                                  --          --          (290,594)            --
Acquisition of 4,140 shares of common stock                                   (12,958)                   (57,252)
Exercise of stock options                                                       4,151                     15,408
                                                                          -----------    -------    ------------    --------------
BALANCE, MARCH 31, 2001                                                   $ 5,350,351    $  --      $ 17,939,738    $      104,096
                                                                          ===========    =======    ============    ==============


                                                                           COMPREHENSIVE
                                                                              INCOME            TOTAL
                                                                              ------            -----
BALANCE, DECEMBER 31, 1999                                                                 $  21,204,355
Comprehensive income:
  Net income                                                             $      732,987          732,987
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $10,606                          20,588           20,588
                                                                         --------------
  Total comprehensive income                                             $      753,575            --
                                                                         ==============

Cash dividends                                                                                  (266,297)
Acquisition of 500 shares of common stock                                                         (8,000)
Exercise of stock options                                                                         22,932
                                                                                           -------------
BALANCE, MARCH 31, 2000                                                                    $  21,706,565
                                                                                           =============


BALANCE, DECEMBER 31, 2000                                                                 $  22,418,939
Comprehensive income:
  Net income                                                             $   1,126,852         1,126,852
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $287,332                                         189,639
                                                                         --------------
  Total comprehensive income                                             $    1,126,852             --
                                                                         ==============
Cash dividends                                                                                  (290,594)
Acquisition of 4,140 shares of common stock                                                      (70,210)
Exercise of stock options                                                                         19,559
                                                                                           -------------
BALANCE, MARCH 31, 2001                                                                    $  23,394,185
                                                                                           =============



See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                              2001            2000
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                        $  1,126,852    $    732,987
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                      178,760         188,281
            Provision for loan losses                                         100,000         167,499
            Provision for non-loan chargeoff                                   68,500            --
            Net premium amortization on investment securities                   4,404           2,716
            Changes in assets and liabilities:
                (Increase) in other assets                                   (289,302)       (768,139)
                Increase (decrease) in other liabilities                      101,649         245,543
                                                                         ------------    ------------
                   Net cash provided by operating activities                1,290,863         568,887
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturities, calls and principal
            payments of investment securities                                    --           312,318
       Proceeds from maturities, calls and principal
            payments of securities available for sale                         681,285         948,460
       Purchase of securities available for sale                           (7,310,598)           --
       Purchase of premises and equipment                                    (108,465)        (32,852)
       Net (increase) in loans                                             (7,617,475)     (7,903,805)
                                                                         ------------    ------------
                   Net cash (used in) investing activities                (14,355,253)     (6,675,879)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in demand deposits, NOW accounts
            and savings accounts                                            6,575,190       6,612,639
       Net increase (decrease) in certificates of deposit                   3,854,461      (1,118,444)
       Net (decrease) in Federal Home Loan Bank advances                         --       (10,000,000)
       Cash dividends paid                                                   (291,072)       (265,770)
       Issuance of common stock                                                19,559          22,932
       Acquisition of common stock                                            (70,210)         (8,000)
                                                                         ------------    ------------
                   Net cash provided by financing activities               10,087,928      (4,756,643)
                                                                         ------------    ------------

                   Increase in cash and cash equivalents                   (2,976,462)    (10,863,635)

CASH AND CASH EQUIVALENTS

       Beginning                                                           25,578,884      24,985,466
                                                                         ------------    ------------

       Ending                                                            $ 22,602,422    $ 14,121,831
                                                                         ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:
            Interest                                                     $  1,879,786    $  1,453,598
                                                                         ============    ============

            Income taxes                                                 $     77,643    $     54,120
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
       Other real estate acquired in settlement of loans                 $       --      $    158,081
                                                                         ============    ============

       Unrealized gain (loss) on securities available for sale, net      $    287,331    $     20,588
                                                                         ============    ============

See Accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        GENERAL

          The consolidated statements include the accounts of Fauquier Bankshares, Inc. and subsidiaries, The Fauquier Bank and Fauquier Bank Services, Inc. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

          The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results expected for the full year.

2.        SECURITIES

          The amortized cost of securities held to maturity, with unrealized gains and losses follows:

                                                        GROSS          GROSS
                                      AMORTIZED       UNREALIZED    UNREALIZED       FAIR
                                         COST           GAINS        (LOSSES)        VALUE
                                    -------------   -------------   -----------  -------------
                                                       DECEMBER 31, 2000
                                     ---------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                        $ 1,588,984   $       991    $    (4,838)   $ 1,586,137
Obligations of states and political
  subdivisions                          2,390,661         5,103           (136)     2,395,628
                                      -----------   -----------    -----------    -----------

                                      $ 3,979,645   $     6,094    $    (4,974)   $ 3,981,765
                                      ===========   ===========    ===========    ===========

     The amortized cost of securities available for sale, with unrealized gains and losses follows:

                                                          GROSS         GROSS
                                      AMORTIZED        UNREALIZED     UNREALIZED        FAIR
                                         COST             GAINS        (LOSSES)         VALUE
                                   --------------     -----------    -----------     -------------
                                                             MARCH 31, 2001
                                   ---------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                        $ 13,922,104   $     85,007    $    (34,550)   $ 13,972,561
Obligations of states and political
  subdivisions                           3,929,859         80,099            (398)      4,009,560
Corporate Obligations                    4,099,000         27,563            --         4,126,563
Equity securities                          487,500           --              --           487,500
Restricted investments:
  Federal Home Loan
    Bank stock                           1,150,000           --              --         1,150,000
Federal Reserve Bank
  stock                                     72,000           --              --            72,000
Community Bankers'
  Bank stock                                50,038           --              --            50,038
                                      ------------   ------------    ------------    ------------

                                      $ 23,710,501   $    192,669    $    (34,948)   $ 23,868,222
                                      ============   ============    ============    ============

                                                          GROSS         GROSS
                                      AMORTIZED        UNREALIZED     UNREALIZED        FAIR
                                         COST             GAINS        (LOSSES)         VALUE
                                   --------------     -----------    -----------     -------------
                                                            DECEMBER 31, 2000
                                   ---------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                        $  9,706,764   $      9,609    $   (157,327)   $  9,559,046
Obligations of states and political
  subdivisions                           1,639,644          18108            --         1,657,752
Equity securities                          487,500           --              --           487,500
Restricted investments:
  Federal Home Loan
    Bank stock                           1,150,000           --              --         1,150,000
Federal Reserve Bank
  stock                                     72,000           --              --            72,000
Community Bankers'
  Bank stock                                50,038           --              --            50,038
                                      ------------   ------------    ------------    ------------

                                      $ 13,105,946   $     27,717    $   (157,327)   $ 12,976,336
                                      ============   ============    ============    ============

3.   LOANS

     A summary of the balances of loans follows:

                                                                        March 31,      December 31,
                                                                          2001            2000
                                                                        --------        --------
                                                                              (Thousands)
Real estate loans:
  Construction and land development                                     $ 19,196        $ 12,948
  Secured by farmland                                                        379             381
  Secured by 1-4 family residential                                       72,408          74,167
  Other real estate loans                                                 53,037          53,959
Commercial and industrial loans (except those secured by real estate)     18,876          17,148
Loans to individuals for personal expenditures                            35,307          36,083
All other loans                                                            8,909           5,873
                                                                        --------        --------
            Total loans                                                  208,112         200,559
Less:  Unearned income                                                        64             126
          Allowance for loan losses                                        2,651           2,554
                                                                        --------        --------
            Net loans                                                   $205,397        $197,879
                                                                        ========        ========

     Analysis of the allowance for loan losses follows:


                                                 THREE MONTHS        THREE MONTHS
                                                    ENDING              ENDING
                                                   MARCH 31,           MARCH 31,        DECEMBER 31,
                                                     2001                2000              2000
                                                   -------              -------         -------
                                                                     (Thousands)
Balance at beginning of period                     $ 2,554              $ 2,284         $ 2,284
Provision charged to operating expense                 100                  167             458
Recoveries added to the allowance                       36                  167             255
Loan losses charged to the allowance                   (39)                 (80)           (443)
                                                   -------              -------         -------
Balance at end of period                           $ 2,651              $ 2,538         $ 2,554
                                                   =======              =======         =======

     Nonperforming assets consist of the following:

                                                   MARCH 31,       DECEMBER 31,
                                                     2001              2000
                                                 -----------      ------------
                                                          (Thousands)
    Nonaccrual loans                             $    974     $         121
    Restructured loans                                --                --
                                                 -----------      ------------
                Total non-performing loans            974               121
    Foreclosed real estate                            --                --
                                                 -----------      ------------
                Total non-performing assets      $    974     $         121
                                                 ===========      ============

     Total loans past due 90 days or more and still accruing were $7,000 on March 31, 2001 and $800,000 on December 31, 2000.

4.   EARNINGS PER SHARE

     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all periods reported have been restated giving effect to stock splits.


                                                              MARCH 31, 2001                     MARCH 31, 2000
                                                                          PER SHARE                           PER SHARE
                                                         SHARES            AMOUNT             SHARES            AMOUNT
                                                    ----------------- ------------------ --------------    -----------------
     Basic earnings per share                           1,712,412      $        0.66        1,774,766       $         0.41
                                                                       =============                        ================
     Effect of dilutive securities, stock options          10,990                              12,067
                                                    -------------                          ----------
     Diluted earnings per share                         1,723,402      $        0.65        1,786,833       $         0.41
                                                    =============      =============       ==========       ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares has issued and outstanding 1,709,377 shares of commons stock, par value $3.13 per share, held by approximately 404 shareholders of record on March 31, 2001.

TFB has six full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas and New Baltimore, in addition to the main office branch located in Warrenton, Virginia. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. TFB is scheduled to open its seventh office in Old Town-Manassas, Virginia during the summer of 2001.

TFB provides a range of consumer and commercial banking services to individuals, businesses, and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other consumer financing. TFB provides automated teller machine (ATM) cards, as a part of the Honor and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks. TFB operates a Wealth Management Services division that began with the granting of Trust powers to TFB in 1919. It is staffed with twelve professionals that provide personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services.

The revenues of TFB are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for TFB's lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank ("FHLB") of Atlanta. The principal expenses of TFB are the interest paid on deposits and borrowings, and operating and general administrative expenses.

TFB's general market area principally includes Fauquier County and neighboring communities and is located approximately sixty (60) miles southwest of Washington, D.C.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of Bankshares, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Bankshares' ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of Bankshares include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Bankshares' market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Bankshares cautions however, that the foregoing list of important factors is not exclusive. Bankshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time on its behalf.

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

NET INCOME. Net income for the three months ended March 31, 2001 increased 53.7% to $1,127,000 from $733,000 for the three months ended March 31, 2000. The increase in net income was primarily due to a $358,000 non-loan charge-off recovery, net of tax, from its insurance carrier for losses resulting from a misappropriation of cash charged off in 1999 and 2000. Absent this one-time recovery and associated income tax, net income for the quarter would have been $769,000 or $0.45 per share on a fully diluted basis.

NET INTEREST INCOME. Growth in interest income, partially offset by growth in interest expense, resulted in an increase in net interest income of $159,000 or 5.6% to $2.99 million for the three months ended March 31, 2001 compared to $2.83 million for the three months ended March 31, 2000. The net interest margin, computed on a tax equivalent basis, for the March 2001 quarter was 5.31% compared with 5.30% for the same quarter one year earlier. Average interest-earning assets grew 8.1% to $232.9 million for the first quarter of 2001 compared with $215.5 million for the first quarter of 2000. Total interest income grew $521,000 or 12.2% to $4.80 million for the three months ended March 31, 2001 compared to $4.28 million for the three months ended March 31, 2000, primarily a result of growth in loan outstandings, that in turn, increased interest and fees on loans of $398,000 or 10.2%. Total interest expense increased $362,000 or 25% to $1.81 million for the three months ended March 31, 2001 from $1.45 million for the three months ended March 31, 2000. Average interest-bearing liabilities grew 8.6% to $189.6 million for the first quarter of 2001 compared with $174.6 million for the first quarter of 2000, and the average cost on interest-bearing deposits increased to 3.73% from 3.04% for the same respective time periods. The increase in average deposit costs was due to the increase of certificates of deposit, which bear a higher interest rate than other deposit categories.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $100,000 for the three months ended March 31, 2001 compared to $167,000 for the three months ended March 31, 2000. The respective amounts of the provision for loan losses for the first quarters of 2001 and 2000 were determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurance, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income increased by $605,000 or 91.8% from $658,000 for the three months ended March 31, 2000 to $1,263,000 for the three months ended March 31, 2001.

On January 29, 2001, The Fauquier Bank recovered a non-loan charge-off of $542,000, net of a $25,000 deductible, from its insurance carrier for losses resulting from a misappropriation of cash discovered in early 2000. On February 28, 2000, the Bank was first advised by its accountants as to the possible misappropriation of cash in the approximate amount of $437,000. The Bank immediately reported the loss to its insurance carrier and began an aggressive investigation of the misappropriation. The $437,000 loss was recorded in the year ended December 31, 1999. Based on the ongoing investigation of the misappropriation, an additional $130,000 loss was recorded in the year ended December 31, 2000. Subject to further results of the ongoing investigation, additional insurance recoveries, if any, would be recorded as income in the year received.

Excluding the one-time non-loan charge-off recovery, other income was $721,000 for the March 2001 quarter, or 9.5% greater than the same period one year earlier. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: fiduciary, service charges, and other fee income.

         TOTAL OTHER EXPENSES. Total other expenses increased 11.8% or $265,000 to $2.51 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Approximately $122,000 of the increase was due to the increase in salary and benefit expenses resulting from the growth in staffing from 93 full-time equivalent personnel at March 31, 2000 to 107 full-time equivalent personnel at March 31, 2001. Consulting and professional fees increased by $47,000 primarily due to legal fees, and other operating expenses increased $48,000 primarily due to increased telephone, office supplies, and postage expenses associated with TFB's growth in loans, deposits, and personnel.

COMPARISON OF MARCH 31, 2001 AND DECEMBER 31, 2000 FINANCIAL CONDITION

Assets totaled $261.5 million at March 31, 2001, an increase of 4.7% or $11.7 million from $249.9 million at December 31, 2000. Balance sheet categories reflecting significant changes include loans, federal funds sold, securities, and deposits. Each of these categories is discussed below.

LOANS. Net loans were $205.4 million at March 31, 2001, which is an increase of $7.5 million or 3.8% from $197.9 million at December 31, 2000.

FEDERAL FUNDS SOLD. Federal funds sold were $11.7 million at March 31, 2001, compared with $14.7 million at December 31, 2000, representing a decrease of $3.0 million. The reduction was primarily used to fund the purchase of investment securities.

SECURITIES. Investment securities increased $6.9 million from December 31, 2000 to March 31, 2001. All securities purchased during the quarter were relatively short-term with projected durations of three years or less.

DEPOSITS. On March 31, 2001, total deposits reflected an increase of $10.4 million or 4.9% to $222.5 million from $212.1 million at December 31, 2000. The growth was in both non-interest bearing demand deposits, which increased $2.2 million, and interest-bearing deposits, which rose $8.2 million.

SHAREHOLDERS EQUITY

Total shareholders equity was $23.4 million at March 31, 2001 compared to $22.4 million at December 31, 2000, an increase of $975,000 or 4.4%. This was due primarily to an increase in retained earnings of $794,000 to $17.9 million at March 31, 2001 from $17.1 million at December 31, 2000. The increase was primarily the result of income for the quarter, net of dividends paid to shareholders.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, and advances from the FHLB of Atlanta.

While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its funds for existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $22.6 million at March 31, 2001. These assets provide the primary source of liquidity for TFB. In addition, management has designated the investment securities portfolio, totaling $23.9 million, as available for sale, and has a line of credit with the FHLB of Atlanta to provide additional sources of liquidity. The FHLB of Atlanta line of credit has a borrowing limit of approximately $39 million at March 31, 2001, of which $13.0 million was in use.

As of March 31, 2001 the appropriate regulatory authorities have categorized Bankshares and TFB as well capitalized under the regulatory framework for prompt corrective action.

CAPITAL REQUIREMENTS

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholder's equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of March 31, 2001 (i) Bankshares' Tier 1 and total risk-based capital ratios were 12.03% and 13.28%, respectively, and (ii) TFB's Tier 1 and total risk-based capital ratios were 12.07% and 13.32%, respectively.

Federal Deposit Insurance Corp. Improvement Act ("FDICIA') contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of March 31, 2001, TFB had a total risk-based capital ratio of 13.32%, a Tier 1 risk-based capital ratio of 12.07%, and a leverage ratio of 9.28%. TFB was notified by the Federal Reserve Bank of Richmond that, at March 31, 2001, TFB was "well capitalized" under the regulatory framework for prompt corrective action.

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

TFB monitors exposure to gradual change in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in the economic value of equity resulting from gradual changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during the first quarter of 2001.

The discussion contained in Bankshare's Annual Report on Form 10-K/A for the year ended December 31, 2000, under item 7A, "Quantitative and Qualitative Disclosures of Market Risk" and appearing on pages 16 and 17 of Bankshare's 2000 Annual Report distributed to its shareholders provides quantitative and qualitative disclosures about market share and should be referenced for information thereon.

There have been no material changes in market risk since 2000 year end.

                           PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                           On January 15, 2001, 1,326 shares of Bankshares' Common stock, par value $3.13 per share, were purchased by a non-employee Director pursuant to Bankshares' Director Deferred Compensation Plan. The offer and sale were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) therof because such offer and sale did not involve a public offering


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

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

                               FAUQUIER BANKSHARES, INC.

Dated: May 15, 2001            /s/ C. Hunton Tiffany
                               --------------------------------------------
                               C. Hunton Tiffany
                               President and Chief Executive Officer

Dated: May 15, 2001            /s/ Eric P. Graap
                               --------------------------------------------
                               Eric P. Graap
                               Senior Vice President and Chief Financial Officer