Form 10-Q
period 2001-06-30
FAUQUIER BANKSHARES INC
filed 2001-08-10
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 2-25805

                            Fauquier Bankshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Virginia                                                                     54-1288193
---------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

10 Courthouse Square       Warrenton, Virginia                                                    20186
---------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                       (Zip Code)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __ X __       No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,708,769 shares of common stock, par value $3.13 per share, were outstanding as of July 31, 2001.

                            Fauquier Bankshares, Inc.

                                      INDEX

Part I.  FINANCIAL INFORMATION
                                                                                                          Page
                                                                                                          ----

   Item 1.     Financial Statements                                                                          3

               Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000             3

               Consolidated Statements of Income (unaudited) for the Three Months
               Ended June 30, 2001 and 2000                                                                  4

               Consolidated Statements of Income (unaudited) for the Six Months
               Ended June 30, 2001 and 2000                                                                  5

               Consolidated Statements of Changes in Stockholders' Equity
               (unaudited) for the Six Months Ended June 30, 2001 and 2000                                   6

               Consolidated Statements of Cash Flows (unaudited) for the Six
               Months Ended June 30, 2001 and 2000                                                           7

               Notes to  Consolidated Financial Statements                                                   8

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations        10

   Item 3.     Quantitative and Qualitative Disclosure of Market Risk                                       14

Part II. OTHER INFORMATION

   Item 1.     Legal Proceedings                                                                            15

   Item 2.     Changes in Securities and Use of Proceeds                                                    15

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote of Security Holders                                          15

   Item 5.     Other Information                                                                            16

   Item 6.     Exhibits and Reports on Form 8-K                                                             16

SIGNATURES                                                                                                  17


ITEM 1.       FINANCIAL STATEMENTS


                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 JUNE 30, 2001          DECEMBER 31, 2000
                                                ---------------         ------------------
                                                  (unaudited)
ASSETS
Cash and due from banks                            $13,878,294                $10,841,319
Interest-bearing deposits in other banks               123,314                     49,565
Federal funds sold                                  18,418,000                 14,688,000
Securities (fair value: 2001,
$25,834,954; 2000, $16,957,101)                     25,834,954                 16,955,981
Loans, net of allowance for loan losses
of $2,755,535 in 2001 and $2,554,033 in 2000       210,615,937                197,878,880
Bank premises and equipment, net                     5,779,733                  5,257,188
Accrued interest receivable                          1,770,080                  1,640,550
Other assets                                         2,315,887                  2,543,345
                                                --------------          -----------------
        Total assets                              $278,736,199               $249,854,828
                                                ==============          =================
LIABILITIES
Deposits:
  Noninterest-bearing                              $45,395,177                $39,382,364
  Interest-bearing                                 184,187,603                172,720,895
                                                --------------          -----------------
     Total deposits                               $229,582,780               $212,103,259
Federal Home Loan Bank advances                     23,000,000                 13,000,000
Dividends payable                                      290,321                    291,072
Other liabilities                                    1,942,357                  2,041,558
Commitments and contingent liabilities                      --                         --
                                                ---------------         -----------------
        Total liabilities                          $254,815,458              $227,435,889
                                                ---------------         -----------------
SHAREHOLDERS' EQUITY
Common stock, par value, $3.13;
authorized 8,000,000 shares;
  issued and outstanding, 2001, 1,707,769
shares; 2000, 1,712,191 shares                        5,345,317                 5,359,158
Retained earnings                                    18,437,128                17,145,324
Accumulated other comprehensive income (loss)           138,296                  (85,543)
                                                ----------------         ----------------
        Total shareholders' equity                  $23,920,741               $22,418,939
                                                ----------------         ----------------
        Total liabilities and shareholders'
         equity                                    $278,736,199              $249,854,828
                                                ================         ================

See Accompanying Notes to Consolidated Financial Statements.

                     FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000



                                                                                            2001                     2000
                                                                                      ------------------       ------------------

INTEREST INCOME
     Interest and fees on loans                                                              $4,458,926               $4,096,871
     Interest on investment securities:
        Taxable interest income
                                                                                                     --                   39,108
        Interest income exempt from federal income taxes
                                                                                                     --                   25,842
     Interest and dividends on securities available for sale:
        Taxable interest income                                                                 294,204                  139,279
        Interest income exempt from federal income taxes
                                                                                                 38,929                   11,663
        Dividends
                                                                                                 33,089                   39,328
     Interest on federal funds sold                                                             177,625                   47,652
     Interest on deposits in other banks                                                            610                    1,231
                                                                                      ------------------       ------------------
        Total interest income                                                                 5,003,383                4,400,974
                                                                                      ------------------       ------------------

INTEREST EXPENSE
     Interest on deposits                                                                     1,668,094                1,199,749
     Interest on Federal Home Loan Bank advances                                                235,066                  179,315
                                                                                      ------------------       ------------------
        Total interest expense                                                                1,903,160                1,379,064
                                                                                      ------------------       ------------------

        Net interest income                                                                   3,100,223                3,021,910

Provision for loan losses                                                                       100,000                  152,499
                                                                                      ------------------       ------------------

        Net interest income after
          provision for loan losses                                                           3,000,223                2,869,411
                                                                                      ------------------       ------------------

OTHER INCOME
     Trust Department income                                                                    122,119                  128,842
     Service charges on deposit accounts                                                        389,568                  381,643
     Other service charges, commissions and fees                                                242,274                  201,768
                                                                                      ------------------       ------------------
        Total other income                                                                      753,961                  712,253
                                                                                      ------------------       ------------------

OTHER EXPENSES
     Salaries and employees' benefits                                                         1,190,795                1,014,409
     Net occupancy expense of premises                                                          151,014                  128,720
     Furniture and equipment                                                                    207,028                  209,365
     Marketing and business development                                                          83,182                  110,414
     Bank card                                                                                  109,166                  107,852
     Professional and consulting fees                                                           237,017                  321,218
     Data processing                                                                            165,111                  147,184
     Non-loan charge-offs
                                                                                                 26,844                   68,876
     Postage
                                                                                                 43,343                   48,077
     Supplies
                                                                                                 58,106                   39,517
     Taxes, other than income
                                                                                                 41,649                   43,440
     Telephone                                                                                   42,477                   43,836
     Other operating expenses                                                                   216,137                  213,285
                                                                                      ------------------       ------------------
        Total other expenses                                                                  2,571,869                2,496,193
                                                                                      ------------------       ------------------

        Income before income taxes                                                            1,182,315                1,085,471

Income tax expense                                                                              371,086                  341,674
                                                                                      ------------------       ------------------

        Net income                                                                            $ 811,229               $  743,797
                                                                                      ==================       ==================

EARNINGS PER SHARE, basic                                                                     $    0.47               $     0.42
                                                                                      ==================       ==================

EARNINGS PER SHARE, assuming dilution                                                         $    0.47               $     0.41
                                                                                      ==================       ==================

DIVIDENDS PER SHARE                                                                           $    0.17               $     0.16
                                                                                      ==================       ==================

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



                                                                           2001                2000
                                                                       ----------            --------
INTEREST INCOME
    Interest and fees on loans                                         $8,779,289           $ 8,018,937
    Interest on investment
    securities:
       Taxable interest income                                                 --                82,768
       Interest income exempt from federal income taxes                        --                52,181
    Interest and dividends on securities
      available for sale:
        Taxable interest income                                           512,339               240,996
        Interest income exempt from federal income taxes                   80,486                24,927
        Dividends                                                          77,075                56,315
    Interest on federal funds sold                                        352,899               200,602
    Interest on deposits in other banks                                     1,787                 3,686
                                                                   --------------         ------------
        Total interest income                                           9,803,875             8,680,412
                                                                    --------------         ------------

INTEREST EXPENSE
    Interest on deposits                                                3,306,144             2,349,264
    Interest on Federal Home Loan Bank advances                           406,391               476,887
                                                                    --------------         ------------
        Total interest expense                                          3,712,535             2,826,151
                                                                    --------------         ------------
        Net interest income                                             6,091,340             5,854,261

Provision for loan losses                                                 200,000               319,998
                                                                    --------------         ------------
        Net interest income after
          provision for loan losses                                     5,891,340             5,534,263
                                                                    --------------         ------------

OTHER INCOME
    Trust Department income                                               254,721              257,715
    Service charges on deposit accounts                                   774,453              740,433
    Other service charges, commissions and fees                           445,591              372,559
    Non-loan chargeoff recovery                                           542,320                   --
                                                                     ------------          -----------
        Total other income                                              2,017,085            1,370,707
                                                                     ------------          ------------

OTHER EXPENSES
    Salaries and employees' benefits                                    2,326,719            2,028,517
    Net occupancy expense of  premises                                    283,475              252,522
    Furniture and equipment                                               410,906              408,165
    Advertising and business development                                  151,979              165,934
    Bank card                                                             200,745              198,809
    Consulting and professional fees                                      413,255              434,458
    Data processing                                                       335,135              290,005
    Non-loan charge-offs                                                  119,276              218,773
    Postage                                                                76,056               70,123
    Supplies                                                              105,116               68,670
    Taxes, other than income                                              106,304               85,158
    Telephone                                                              92,617               84,953
    Other operating expenses                                              464,675              439,425
                                                                     -------------        -------------
        Total other expenses                                            5,086,258            4,745,512
                                                                     -------------        -------------

        Income before income taxes                                      2,822,167            2,159,458

Income tax expense                                                        884,086              682,674
                                                                     -------------        -------------

        Net income                                                     $1,938,081           $1,476,784
                                                                     =============        =============

EARNINGS PER SHARE, basic                                              $     1.13           $     0.83
                                                                     ============         =============

EARNINGS PER SHARE, assuming dilution                                  $     1.12           $     0.82
                                                                     ============         =============

DIVIDENDS PER SHARE                                                    $     0.34           $      0.31
                                                                     ============         =============

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



                                                                                          ACCUMULATED
                                                                                            OTHER
                                                           COMMON    CAPITAL   RETAINED  COMPREHENSIVE  COMPREHENSIVE
                                                           STOCK     SURPLUS   EARNINGS  INCOME (LOSS)      INCOME        TOTAL
                                                         -------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1999                                $5,552,736  $  --  $16,019,525  $(367,906)                   $21,204,355
Comprehensive income:
  Net income                                                      --     --    1,476,784         --     $1,476,784       1,476,784
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $13,337           --     --           --     25,889         25,889          25,889
                                                                                                        -----------
  Total comprehensive income                                      --     --           --         --     $1,502,673              --
                                                                                                        ===========
Cash dividends                                                    --     --     (550,267)        --                       (550,267)
Acquisition of 500 shares of common stock                     (1,565)    --       (6,435)        --                         (8,000)
Exercise of stock options                                      3,987     --       19,020         --                         23,007
                                                         ---------------------------------------------                -------------
BALANCE, JUNE 30, 2000                                    $5,555,158  $  --  $16,958,627  $(342,017)                   $22,171,768
                                                         =============================================                =============

BALANCE, DECEMBER 31, 2000                                $5,359,158  $  --  $17,145,324   $(85,543)                   $22,418,939
Comprehensive income:
  Net income                                                      --     --    1,938,081         --     $1,938,081       1,938,081
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $115,311          --     --           --    223,839        223,839         223,839
                                                                                                        -----------
  Total comprehensive income                                      --     --           --         --     $2,161,920              --
                                                                                                        ===========
Cash dividends                                                    --     --     (580,915)        --                       (580,915)
Acquisition of 5,748 shares of common stock                  (17,991)    --      (80,770)        --                        (98,761)
Exercise of stock options                                      4,150     --       15,408         --                         19,558
                                                         -----------------------------------------------              -------------
BALANCE, JUNE 30, 2001                                    $5,345,317  $  --  $18,437,128   $138,296                    $23,920,741
                                                         ===============================================              =============


See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                      -------------------       -------------------
                                                                             2001                      2000
                                                                      -------------------       -------------------

CASH FLOWS OPERATING ACTIVITIES
            Net income                                                     $  1,938,081               $  1,476,784
            Adjustments to reconcile net income
              to net cash provided by operating activites:
                      Depreciation                                              362,039                   375,746
                      Provision for loan losses                                 200,000                   319,998
                      Provision for non-loan chargeoff                           68,500                        --
                      Net premium authorization on investment securities         17,338                     6,366
                      Loss on sale of other real estate owned                        --                     5,180
                      Changes in assets and liabilities:
                         (Increase) in accrued interest receivable             (129,530)                   (10,644)
                         Decrease in other assets                                43,646                 (2,494,383)
                         (Decrease) in other liabilities                        (99,201)                   682,515
                                                                       -------------------       ------------------
                              Net cash provided by operating activites        2,400,873                    361,562
                                                                       -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
                Proceeds from maturities, calls and
                  principal payments of investment securities                        --                    640,516
                Proceeds from maturities, calls and principal
                  payments of securities available for sale                   3,625,484                  1,551,119
                Purchase of securities available for sale                   (12,182,644)                        --
                Proceeds from sale of other real estate owned                        --                    152,901
                Purchase of premises and equipment                             (884,584)                  (275,535)
                Net (increase) in loans                                     (12,937,057)               (12,302,085)
                                                                       ------------------       -------------------
                                 Net cash (used in) investing activites     (22,378,801)               (10,233,084)
                                                                       -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
                Net increase in demand deposites, NOW accounts
                      and savings accounts                                   14,963,867                  3,887,299
                Net increase in certificates of deposit                       2,515,654                  2,789,940
                Proceeds (Repayments) from Federal Home Loan Bank advances   10,000,000                (10,000,000)
                Cash dividends paid                                            (581,666)                  (532,067)
                Issuance of common stock                                         19,558                     23,007
                Acquisition of common stock                                     (98,761)                    (8,000)
                                                                      -------------------       -------------------
                         Net cash provided by financing activites            26,818,652                 (3,839,821)
                                                                      -------------------       -------------------

                         Increase (decrease) in cash and cash                 6,840,724                (13,711,343)
                           equivalents
CASH AND CASH EQUIVALENTS
                Beginning                                                    25,578,884                 24,985,466
                                                                      -------------------       -------------------
                Ending                                                     $ 32,419,608               $ 11,274,123
                                                                      ===================       ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                Cash payments for:
                      Interest                                             $  3,686,607               $  2,791,724
                                                                      ===================       ===================
                      Income taxes                                         $  1,019,500               $    714,120
                                                                      ===================       ===================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITES
                Other real estate acquired in settlement of loans          $         --               $    158,081
                                                                       ===================       ===================

                Unrealized gain (loss) on securities available for
                 sale, net                                                 $    339,151               $     39,225
                                                                      ===================       ===================

See Accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The consolidated statements include the accounts of Fauquier Bankshares, Inc. and subsidiaries, The Fauquier Bank and Fauquier Bank Services, Inc. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000.

     The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results expected for the full year.

2.   SECURITIES

     The amortized cost of securities held to maturity, with unrealized gains and losses follows:


                                                                     GROSS                     GROSS
                                        AMORTIZED                  UNREALIZED               UNREALIZED                 FAIR
                                          COST                       GAINS                   (LOSSES)                  VALUE
                                  ----------------------       -------------------       ------------------       ----------------
                                                                           DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

    Obligations of U.S.
      Government corporations
      and agencies                           $1,588,984                    $  991                 $(4,838)             $1,585,137
    Obligations of states and
      political subdivisions                  2,390,661                     5,103                    (136)              2,395,628
                                  ----------------------       -------------------       ------------------       ----------------
                                             $3,979,645                    $6,094                 $(4,974)             $3,980,765
                                  ======================       ===================       ==================       ================

    The amortized cost of securities available for sale, with unrealized gains and losses follows:

                                                                                 GROSS               GROSS
                                                           AMORTIZED           UNREALIZED           UNREALIZED           FAIR
                                                             COST                GAINS               (LOSSES)            VALUE
                                                    ---------------------  -----------------    -----------------   --------------
                                                                                    JUNE 30, 2001
----------------------------------------------------------------------------------------------------------------------------------

    Obligations of U.S. Government corporations
      and agencies                                           $15,144,272           $105,619             $(26,670)     $15,223,221
    Obligations of states and political
      subdivisions                                             3,154,410             71,978                   --        3,226,388
    Corporate Obligations                                      5,567,232             58,613                   --        5,625,845
    Equity securities                                            487,500                 --                   --          487,500
    Restricted investments:
       Federal Home Loan
        Bank stock                                             1,150,000                 --                   --        1,150,000
    Federal Reserve Bank stock                                    72,000                 --                   --           72,000
    Community Bankers'
      Bank stock                                                  50,000                 --                   --           50,000
                                                    ---------------------  -----------------    -----------------   --------------

                                                             $25,625,414           $236,210             $(26,670)     $25,834,954
                                                    =====================  =================    =================   ==============


                                                                GROSS               GROSS
                                         AMORTIZED           UNREALIZED          UNREALIZED            FAIR
                                            COST                GAINS             (LOSSES)             VALUE
                                    --------------------  -----------------  -----------------    --------------
                                                             DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------

    Obligations of U.S. Government
      corporations and agencies         $ 9,706,764            $ 9,609          $(157,327)      $ 9,559,046
    Obligations of states and
      political subdivisions              1,639,644             18,108                 --         1,657,752
    Equity securities                       487,500                 --                 --           487,500
    Restricted investments:
      Federal Home Loan
        Bank stock                        1,150,000                 --                 --         1,150,000
    Federal Reserve Bank stock               72,000                 --                 --            72,000
    Community Bankers' Bank stock            50,038                 --                 --            50,038
                                --------------------  -----------------  -----------------    --------------

                                        $13,105,946            $27,717          $(157,327)      $12,976,336
                                ====================  =================  =================    ==============

 3. LOANS

    A summary of the balances of loans follows:

                                                                  June 30,              December 31,
                                                                    2001                    2000
                                                            ----------------       ----------------
                                                                            (Thousands)
    Real estate loans:
      Construction and  land development                           $ 20,766               $ 12,948
      Secured by 1-4 family residential                              71,975                 74,167

      Secured by farmland                                             2,243                    381

      Other real estate loans                                        55,716                 53,959
    Commercial and industrial loans
    (except those secured by real estate)                            19,023                 17,148
    Loans to  individuals for personal expenditures                  35,487                 36,083
    All other loans                                                   8,235                  5,873
                                                                                       ----------------
                        Total  loans                               $213,445               $200,559
    Less:  Unearned income                                               74                    126
       Allowance for loan losses                                      2,756                  2,554
                                                                ----------------       ----------------
                        Net loans                                  $210,616               $197,879
                                                                ================       ================

    Analysis of the allowance for loan losses follows:


                                                                 Six Months               Six Months
                                                                   Ending                   Ending
                                                                  June 30,                 June 30,              December 31,
                                                                    2001                     2000                    2000
                                                             -------------------       ------------------       ----------------
                                                                             (Thousands)
    Balance at  beginning of period                                   $2,554                   $2,284                 $2,284
    Provision charged  to operating expense                              200                      320                    458
    Recoveries added to the allowance                                     50                      179                    255
    Loan losses charged to the allowance                                 (49)                    (217)                  (443)
                                                              ----------------      -----------------------------------------
    Balance at end of period                                          $2,756                   $2,566                 $2,554
                                                             ================       =========================================


    Nonperforming assets consist of the following:
                                                                 JUNE 30,              DECEMBER 31,
                                                                  2001                    2000
                                                            ----------------       ----------------
                                                                            (Thousands)
    Nonaccrual loans                                                   $950                   $121
    Restructured loans                                                   --                     --
                                                            ----------------       ----------------
                        Total non-performing loans                      950                    121
    Foreclosed real estate                                               --                     --
                                                            ----------------       ----------------
                        Total non-performing assets                    $950                   $121
                                                            ================       ================

    Total loans past due 90 days or more and still accruing were $30,000 on June 30, 2001 and $800,000 on December 31, 2000.

    EARNINGS PER SHARE

    The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.


                                THREE  MONTHS                                   SIX  MONTHS                         SIX MONTHS
                                   ENDING                                          ENDING                             ENDING
                                JUNE 30, 2001                                  JUNE 30, 2001                     JUNE 30, 2000
                                              PER SHARE                           PER SHARE                          PER SHARE
                          SHARES                AMOUNT             SHARES          AMOUNT          SHARES             AMOUNT
                      --------------       ---------------    --------------    --------------   -----------     ---------------

Basic earnings per
share                     1,708,250                 $0.47        1,710,335             $1.13     1,783,302                 $0.83
                                           ===============                      =============                      =============

Effect of dilutive
  securities, stock
  options                    21,850                                 16,420                          12,041
                      -------------                           --------------                    ------------
Diluted earnings
  per share               1,730,100                 $0.47        1,726,755             $1.12     1,795,343                 $0.82
                      =============        ===============   ==============    ==============   ============        =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares has issued and outstanding 1,707,769 shares of commons stock, par value $3.13 per share, held by approximately 399 shareholders of record on June 30, 2001.

TFB has six full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas and New Baltimore, in addition to the main office branch located in Warrenton, Virginia. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. TFB is scheduled to open its seventh office in Old Town-Manassas, Virginia during August of 2001.

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

The revenues of TFB are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for TFB's lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities, and advance borrowings from the Federal Home Loan Bank ("FHLB") of Atlanta. The principal expenses of TFB are the interest paid on deposits and borrowings, and operating and general administrative expenses.

TFB's general market area principally includes Fauquier and western Prince William counties, and is located approximately sixty (60) miles southwest of Washington, D.C.

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

COMPARISION OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

NET INCOME. Net income for the three months ended June 30, 2001 increased 9.1% to $811,000 from $744,000 for the three months ended June 30, 2000.

Net income for the six months ended June 30, 2001 increased 31.2% to $1.94 million from $1.48 million for the six months ended June 30, 2000. The increase in net income for the six month period was primarily due to a $358,000 non-loan charge-off recovery, net of tax, from its insurance carrier for losses resulting from a misappropriation of cash charged off in 1999 and 2000. Absent this one-time recovery and associated income tax, net income for the first six months of 2001 would have been $1.58 million, an increase of 7.0%, or $0.91 per share on a fully diluted basis.

NET INTEREST INCOME. Growth in interest income, partially offset by growth in interest expense, resulted in an increase in net interest income of $78,000 or 2.6% to $3.10 million for the three months ended June 30, 2001 compared with $3.02 million for the three months ended June 30, 2000. The net interest margin, computed on a tax equivalent basis, for the June 2001 quarter was 5.05% compared with 5.86% for the same quarter one year earlier.

Average interest-earning assets grew 19.2% to $250.0 million for the second quarter of 2001 compared with $209.7 million for the second quarter of 2000. Total interest income grew $602,000 or 13.7% to $5.0 million for the three months ended June 30, 2001 compared to $4.4 million for the three months ended June 30, 2000, primarily a result of growth in loan outstandings, that in turn, increased interest and fees on loans by $362,000 or 8.8%. Average loan outstandings totaled $207.0 million for the quarter ending June 30, 2001, compared with $189.4 million for the quarter ending June 30, 2000. Investment securities income increased $111,000 or 43.5%, and interest on federal funds sold increased $130,000 or 272.8%, both the result of increased average outstanding balances funded by the growth in deposits and FHLB of Atlanta advances.

Total interest expense increased $524,000 or 38.0% to $1.90 million for the three months ended June 30, 2001 from $1.38 million for the three months ended June 30, 2000. Average interest-bearing liabilities grew 19.7% to $245.1 million for the second quarter of 2001 compared with $204.7 million for the second quarter of 2000, and the average cost on interest-bearing deposits increased to 3.11% from 2.69% for the same respective time periods. The increase in average deposit costs was primarily due to the increase of certificates of deposit, which bear a higher interest rate than other deposit categories. Average certificates of deposit balances for the second quarter of 2001 were $78.0 million at an average cost of 5.73%, compared with $46.2 million at an average cost of 4.83% for the same quarter one year earlier.

Net interest income for the six months ended June 30, 2001 was an increase of $237,000 or 4.0% to $6.09 million with $5.85 million for the six month period one year earlier. The net interest margin, computed on a tax equivalent basis, for the first six months of 2001 was 5.14% compared with 5.61% for the same six months one year earlier. Average interest-earning assets grew 14.2% to $241.5 million for the first six months of 2001 compared with $211.4 million for the first six months of 2000. The yields on average interest-earning assets were 8.22% and 8.28% for the first six months of 2001 and 2000, respectively. Average interest-bearing liabilities grew 14.6% to $235.9 million for the six months ending June 30, 2001 compared with $205.9 million for the six months ending June 30, 2000. The average cost on interest-bearing deposits increased to 3.15% from 2.75% for the same respective time periods. The factors affecting net interest income for the six month periods are primarily the same as those discussed above affecting the three month periods.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $100,000 and $200,000 for the three and six months, respectively, ended June 30, 2001 compared with $152,000 and $320,000 for the three and six months ended June 30, 2000. The respective amounts of the provision for loan losses were determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurance, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income increased by $42,000 or 5.9% from $712,000 for the three months ended June 30, 2000 to $754,000 for the three months ended June 30, 2001. This increase stemmed primarily from increases in fees from electronic banking and TFB's Wealth Management Services.

Total other income increased by $646,000 or 47.2% from $1.37 million for the six months ended June 30, 2000 to $2.02 million for the six months ended June 30, 2001. On January 29, 2001, The Fauquier Bank recovered a non-loan charge-off of $542,000, net of a $25,000 deductible, from its insurance carrier for losses resulting from a misappropriation of cash discovered in early 2000. On February 28, 2000, the Bank was first advised by its accountants as to the possible misappropriation of cash in the approximate amount of $437,000. The Bank immediately reported the loss to its insurance carrier and began an aggressive investigation of the misappropriation. The $437,000 loss was recorded in the year ended December 31, 1999. Based on the ongoing investigation of the misappropriation, an additional $130,000 loss was recorded in the year ended December 31, 2000. Subject to further results of the ongoing investigation, additional insurance recoveries, if any, would be recorded as income in the year received.

Excluding the one-time non-loan charge-off recovery, other income was $1.48 million for the June 2001 six months, or 7.6% greater than the same period one year earlier. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: fiduciary, service charges, and other fee income.

TOTAL OTHER EXPENSES. Total other expenses increased 3.0% or $76,000 to $2.57 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Approximately $176,000 of the increase was due to the increase in salary and benefit expenses resulting from the growth in staffing from 94 full-time equivalent personnel at June 30, 2000 to 111 full-time equivalent personnel at June 30, 2001. The growth in full-time equivalent personnel is primarily the result of converting part-time retail branch personnel into full-time branch personnel, and expanding the TFB Wealth Management Services division, both in the effort to better serve TFB's customers. The increase in salary and benefits was partially offset by a decline in consulting and professional fees, which decreased by $84,000 over the same periods, primarily due to one-time accounting and legal fees expensed during 2000 in connection with the previously discussed misappropriation of cash.

For the six month periods ending June 30, 2001 and 2000, total other expenses were $5.09 million and $4.75 million, respectively, or an increase of $341,000 or 7.2%. Approximately $298,000 of the increase was due to the previously discussed increase in salaries and benefits.

COMPARISON OF JUNE 30, 2001 AND DECEMBER 31, 2000 FINANCIAL CONDITION

Assets totaled $278.7 million at June 30, 2001, an increase of 11.6% or $28.9 million from $249.9 million at December 31, 2000. Balance sheet categories reflecting significant changes include loans, federal funds sold, securities, deposits, and federal home loan advances. Each of these categories is discussed below.

LOANS. Net loans were $210.6 million at June 30, 2001, which is an increase of $12.7 million or 6.4% from $197.9 million at December 31, 2000. Construction and land loans, which totaled $20.8 million at June 30, 2001, contributed $7.8 million to the total loan growth.

FEDERAL FUNDS SOLD. Federal funds sold were $18.4 million at June 30, 2001, compared with $14.7 million at December 31, 2000, representing a increase of $3.7 million. This increase was funded by the increase in deposits and FHLB of Atlanta advances discussed below.

SECURITIES. Investment securities increased $8.9 million from December 31, 2000 to June 30, 2001. Like federal funds sold, this increase was funded by the increase in deposits and FHLB of Atlanta advances discussed below. All securities purchased during the quarter were relatively short-term with projected durations of three years or less.

DEPOSITS. On June 30, 2001, total deposits reflected an increase of $17.5 million or 8.2% to $229.6 million from $212.1 million at December 31, 2000. The growth was in both non-interest bearing demand deposits, which increased $6.0 million, and interest-bearing deposits, which rose $11.5 million.

FEDERAL HOME LOAN BANK ADVANCES. FHLB of Atlanta advances increased $10.0 million, primarily due to a funds management strategy of extending the duration of its liabilities during what management believes to be near the bottom of the current interest rate cycle.

SHAREHOLDERS EQUITY

Total shareholders equity was $23.9 million at June 30, 2001 compared to $22.4 million at December 31, 2000, an increase of $1.5 million or 6.7%. This was due primarily to an increase in retained earnings of $1.3 million to $18.4 million at June 30, 2001 from $17.1 million at December 31, 2000. The increase was primarily the result of income for the quarter, net of dividends paid to shareholders.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, and advances from the FHLB of Atlanta.

While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its funds for existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $32.4 million at June 30, 2001. These assets provide the primary source of liquidity for TFB. In addition, management has designated the investment securities portfolio, totaling $25.8 million, as available for sale, and has a line of credit with the FHLB of Atlanta to provide additional sources of liquidity. The FHLB of Atlanta line of credit has a borrowing limit of approximately $40 million at June 30, 2001, of which $23.0 million was in use.

As of June 30, 2001 the appropriate regulatory authorities have categorized Bankshares and TFB as well capitalized under the regulatory framework for prompt corrective action.

CAPITAL REQUIREMENTS

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholder's equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of June 30, 2001 (i) Bankshares' Tier 1 and total risk-based capital ratios were 12.02% and 13.27%, respectively, and (ii) TFB's Tier 1 and total risk-based capital ratios were 12.06% and 13.31%, respectively.

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

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of June 30, 2001, TFB had a total risk-based capital ratio of 13.31%, a Tier 1 risk-based capital ratio of 12.06%, and a leverage ratio of 8.79%. TFB was notified by the Federal Reserve Bank of Richmond that, at June 30, 2001, TFB was "well capitalized" under the regulatory framework for prompt corrective action.

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

TFB monitors exposure to gradual change in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in the economic value of equity resulting from gradual changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during the second quarter of 2001.

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

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Bankshares held its Annual Meeting of Shareholders on May 15, 2001. A quorum of Shareholders was present, consisting of a total of 1,354,300 shares, all represented by proxy. At the Annual Meeting, the Shareholders approved and ratified the acts and proceedings of all officers, directors, and committees of Bankshares since May 23, 2000. In addition, Class II directors S. C. Haworth, H. P. Neale, B. S. Montgomery and P. H. Nevill were elected to three-year terms. The following Class III and Class I directors whose terms expire in 2002 and 2003 continued in office: A. G. Green, Jr. , D. C. Larson, C. H. Lawrence, Jr., D. H. Lees, Jr., R. T. Minter, J. J. Norman, Jr., H. M. Ross, H. F. Stringfellow and C. H. Tiffany. The Shareholders also ratified the appointment of Yount, Hyde & Barbour, CPA as independent auditors of the Bank for the year ending December 31, 2001.

     The vote on each matter was as follows:

         1.       Ratifying acts and proceedings since May 23, 2000:                    TOTAL
                                                                                        -----
                                                                                        1,354,300

         2.       For Directors:                                                        TOTAL
                                                                                        -----

                                    Stanley C. Haworth                                  1,316,700
                                    Brian S. Montgomery                                 1,353,700
                                    Harold Paul Neale                                   1,317,180
                                    Pat H. Nevill                                       1,353,700

         3.       Ratification of the appointment of Yount, Hyde & Barbour,
                  PC as the independent auditors for  Bankshares and TFB:               TOTAL
                                                                                        -----
                                                                                        1,345,396

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

                              FAUQUIER BANKSHARES, INC.

Dated: August 14, 2001        /s/ C. Hunton Tiffany
                              --------------------------------------------
                              C. Hunton Tiffany
                              President and Chief Executive Officer

Dated: August 14, 2001        /s/ Eric P. Graap
                              ---------------------------------------------
                              Eric P. Graap
                              Senior Vice President and Chief Financial Officer