Form 10-Q
period 2001-09-30
FAUQUIER BANKSHARES INC
filed 2001-11-14
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[ X  ]   QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

[    ]   TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 2-25805

                            Fauquier Bankshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Virginia                                   54-1288193
--------------------------------------------------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


10 Courthouse Square    Warrenton, Virginia              20186
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,688,541 shares of common stock, par value $3.13 per share, were outstanding as of November 7, 2001.

                            Fauquier Bankshares, Inc.

                                      INDEX


Part I.  FINANCIAL INFORMATION
                                                                                                                          Page
                                                                                                                          ----
   Item 1.     Financial Statements

               Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000                       1

               Consolidated Statements of Income (unaudited) for the Three Months Ended September 30, 2001 and 2000         2

               Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 2001 and 2000          3

               Consolidated Statements of Changes in Shareholders' Equity
               (unaudited) for the Nine Months Ended September 30, 2001 and 2000                                            4

               Consolidated Statements of Cash Flows (unaudited) for the Nine
               Months Ended September 30, 2001 and 2000                                                                     5

               Notes to Consolidated Financial Statements                                                                   6

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                        10

   Item 3.     Quantitative and Qualitative Disclosure of Market Risk                                                       15

Part II. OTHER INFORMATION

   Item 1.     Legal Proceedings                                                                                           16

   Item 2.     Changes in Securities and Use of Proceeds                                                                   16

   Item 3.     Defaults Upon Senior Securities                                                                             16

   Item 4.     Submission of Matters to a Vote of Security Holders                                                         16

   Item 5.     Other Information                                                                                           16

   Item 6.     Exhibits and Reports on Form 8-K                                                                            16



SIGNATURES                                                                                                                 17

ITEM 1.           FINANCIAL STATEMENTS

                     FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                                          (UNAUDITED)
                                                                       ------------------        -----------------
ASSETS
Cash and due from banks                                                   $  12,666,149            $  10,841,319
Interest-bearing deposits in other banks                                         79,593                   49,565
Federal funds sold                                                           22,896,000               14,688,000
Securities (fair value: 2001, $31,405,813; 2000, $16,957,101)                31,405,813               16,955,981
Loans, net of allowance for loan losses of $2,870,744
  in 2001 and $2,554,033 in 2000                                            210,156,430              197,878,880
Bank premises and equipment, net                                              6,077,500                5,257,188
Accrued interest receivable                                                   1,820,997                1,640,550
Other assets                                                                  2,467,928                2,543,345
                                                                          -------------            -------------
              Total assets                                                $ 287,570,410            $ 249,854,828
                                                                          =============            =============

LIABILITIES
Deposits:
  Noninterest-bearing                                                     $  44,285,011            $  39,382,364
  Interest-bearing                                                          193,304,461              172,720,895
                                                                          -------------            -------------
     Total deposits                                                       $ 237,589,472            $ 212,103,259
Federal Home Loan Bank advances                                              23,000,000               13,000,000
Dividends payable                                                               322,582                  291,072
Other liabilities                                                             2,186,390                2,041,558
Commitments and contingent liabilities                                               --                       --
                                                                          -------------            -------------
              Total liabilities                                           $ 263,098,444            $ 227,435,889
                                                                          -------------            -------------

SHAREHOLDERS' EQUITY
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding, 2001, 1,697,799 shares; 2000, 1,712,191 shares
                                                                              5,314,111                5,359,158
Retained earnings                                                            18,854,628               17,145,324
Accumulated other comprehensive income(loss)                                    303,227                  (85,543)
                                                                          -------------            -------------
              Total shareholders' equity                                  $  24,471,966            $  22,418,939
                                                                          -------------            -------------
              Total liabilities and shareholders' equity                  $ 287,570,410            $ 249,854,828
                                                                          =============            =============

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                     2001            2000
                                                                     ----            ----
INTEREST INCOME
      Interest and fees on loans                                 $13,228,893   $   12,278,922
      Interest on investment securities:
           Taxable interest income                                        --          115,666
           Interest income exempt from federal income taxes               --           78,003
      Interest and dividends on securities available for sale:
           Taxable interest income                                   804,366          402,231
           Interest income exempt from federal income taxes          118,025            9,759
           Dividends                                                 106,642          114,367
      Interest on federal funds sold                                 562,312          258,791
      Interest on deposits in other banks                              2,444            4,125
                                                                 -----------   --------------
           Total interest income                                  14,822,682       13,261,864
                                                                 -----------   --------------
INTEREST EXPENSE
      Interest on deposits                                         4,899,211        3,634,784
      Interest on Federal Home Loan Bank advances                    700,086          648,927
                                                                 -----------   --------------
           Total interest expense                                  5,599,297        4,283,711
                                                                 -----------   --------------
           Net interest income                                     9,223,385        8,978,153

Provision for loan losses                                            275,000          457,498
                                                                 -----------   --------------
           Net interest income after
             provision for loan losses                             8,948,385        8,520,655
                                                                 -----------   --------------
OTHER INCOME
      Trust Department income                                        412,779          403,142
      Service charges on deposit accounts                          1,211,283        1,107,274
      Other service charges, commissions and fees                    724,105          571,170
      Non-loan chargeoff recovery                                    542,320               --
                                                                 -----------   --------------
           Total other income                                      2,890,487        2,081,586
                                                                 -----------   --------------
OTHER EXPENSES
      Salaries and employees' benefits                             3,538,760        3,039,457
      Net occupancy expense of premises                              439,532          389,199
      Furniture and equipment                                        623,223          631,345
      Advertising and business development                           234,459          255,772
      Bank card                                                      315,091          308,843
      Consulting and professional fees                               559,916          625,021
      Data processing                                                540,328          451,058
      Non-loan charge-offs                                            86,884          244,640
      Postage                                                        117,179          102,566
      Supplies                                                       171,970          109,416
      Taxes, other than income                                       166,551          129,223
      Telephone                                                      150,494          127,763
      Other operating expenses                                       671,769          625,978
                                                                 -----------   --------------
           Total other expenses                                    7,616,156        7,040,281
                                                                 -----------   --------------
           Income before income taxes                              4,222,716        3,561,960

Income tax expense                                                 1,327,584        1,132,000
                                                                 -----------   --------------
           Net income                                            $ 2,895,132   $    2,429,960
                                                                 ===========   ==============
EARNINGS PER SHARE, basic                                        $      1.69   $         1.37
                                                                 ===========   ==============
EARNINGS PER SHARE, assuming dilution                            $      1.67   $         1.36
                                                                 ===========   ==============
DIVIDENDS PER SHARE                                              $      0.53   $         0.47
                                                                 ===========   ==============

See Accompanying Notes to Consolidated Financial Statements.

                     FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                     2001            2000
                                                                     ----            ----
INTEREST INCOME
     Interest and fees on loans                                 $ 4,449,604    $ 4,259,985
     Interest on investment securities:
        Taxable interest income                                          --         32,898
        Interest income exempt from federal income taxes
                                                                         --         25,822
     Interest and dividends on securities available for sale:
        Taxable interest income                                     292,027        142,815
        Interest income exempt from federal income taxes
                                                                     37,539          3,252
        Dividends
                                                                     29,567         58,052
     Interest on federal funds sold                                 209,413         58,189
     Interest on deposits in other banks                                657            439
                                                                -----------    -----------
        Total interest income                                     5,018,807      4,581,452
                                                                -----------    -----------
 INTEREST EXPENSE
     Interest on deposits                                         1,593,067      1,285,520
     Interest on Federal Home Loan Bank advances                    293,695        172,040
                                                                -----------    -----------
        Total interest expense                                    1,886,762      1,457,560
                                                                -----------    -----------
        Net interest income                                       3,132,045      3,123,892

Provision for loan losses                                            75,000        137,500
                                                                -----------    -----------
        Net interest income after
          provision for loan losses                               3,057,045      2,986,392
                                                                -----------    -----------
OTHER INCOME
     Trust Department income                                        158,058        145,427
     Service charges on deposit accounts                            436,830        366,841
     Other service charges, commissions and fees                    278,514        198,611
                                                                -----------    -----------
        Total other income                                          873,402        710,879
                                                                -----------    -----------
OTHER EXPENSES
     Salaries and employees' benefits                             1,212,041      1,010,940
     Net occupancy expense of premises                              156,057        136,677
     Furniture and equipment                                        212,317        223,180
     Advertising and business development                            82,480         89,838
     Bank card                                                      114,346        110,034
     Consulting and professional fees                               146,661        190,563
     Data processing                                                205,193        161,053
     Non-loan charge-offs (recoveries), net                         (32,392)        25,867
     Postage                                                         41,123         32,443
     Supplies                                                        66,854         40,746
     Taxes, other than income                                        60,247         44,065
     Telephone                                                       57,877         42,810
     Other operating expenses                                       206,894        186,553
                                                                -----------    -----------
        Total other expenses                                      2,529,698      2,294,769
                                                                -----------    -----------
        Income before income taxes                                1,400,749      1,402,502

Income tax expense                                                  443,498        449,326
                                                                -----------    -----------
        Net income                                              $   957,251    $   953,176
                                                                ===========    ===========
EARNINGS PER SHARE, basic                                       $      0.56    $      0.54
                                                                ===========    ===========
EARNINGS PER SHARE, assuming dilution                           $      0.55    $      0.54
                                                                ===========    ===========
DIVIDENDS PER SHARE                                             $      0.19    $      0.16
                                                                ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

             FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (UNAUDITED)
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                           ACCUMULATED
                                                                                              OTHER
                                                    COMMON        CAPITAL      RETAINED   COMPREHENSIVE  COMPREHENSIVE
                                                STOCK         SURPLUS      EARNINGS   INCOME (LOSS)      INCOME          TOTAL
                                                --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                      $ 5,552,736   $    -  $ 16,019,525   $   (367,906)                 $ 21,204,355
Comprehensive income:
  Net income                                              -        -     2,429,960              -    $  2,429,960     2,429,960

  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities
    available for sale, net of deferred income
     taxes of $37,251                                     -        -             -         72,311          72,311        72,311
                                                                                                     ------------
  Total comprehensive income                              -        -             -              -    $  2,502,271             -

                                                                                                     ============
Cash dividends                                            -        -      (826,428)             -                      (826,428)
Acquisition of 48,830 shares of common stock       (152,838)              (689,686)             -                      (842,524)
Exercise of stock options                             3,988        -        18,688              -                        22,676
                                                -------------------------------------------------                  ------------
BALANCE, SEPTEMBER 30, 2000                     $ 5,403,886   $    -  $ 16,952,059   $   (295,595)                 $ 22,060,350
                                                =================================================                  ============

BALANCE, DECEMBER 31, 2000                      $ 5,359,158   $    -  $ 17,145,324    $   (85,543)                 $ 22,418,939
Comprehensive income:
  Net income                                              -        -     2,895,132              -    $  2,895,132     2,895,132
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities
    available for sale, net of deferred income
    taxes of $200,275                                     -        -             -        388,770         388,770      388,770
                                                                                                     -------------
  Total comprehensive income                              -        -             -              -    $  3,283,902            -
                                                                                                     =============
Cash dividends                                            -        -      (903,667)             -                      (903,667)
Acquisition of 16,718 shares of common stock        (52,327)       -      (303,189)             -                      (355,516)
Exercise of stock options                             7,280        -        21,028              -                        28,308
                                                -------------------------------------------------                  ------------
BALANCE, SEPTEMBER 30, 2001                     $ 5,314,111   $    -  $ 18,854,628     $  303,227                  $ 24,471,966
                                                =================================================                  --==========

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                       ------------             ------------
                                                                                           2001                     2000
                                                                                       ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                      $ 2,895,132              $ 2,429,960
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                                   548,865                  566,134
            Provision for loan losses                                                      275,000                  457,498
            Net premium amortization on investment securities                               37,512                    9,985
            Loss on sale of other real estate owned                                              -                    5,180
            Gain on sale of fixed assets                                                         -                   (1,000)
            Changes in assets and liabilities:
                (Increase) in accrued interest receivable                                 (180,447)                 (24,973)
                (Increase) in other assets                                                (124,858)              (2,895,857)
                Increase in other liabilities                                              144,832                1,380,241
                                                                                       -----------              -----------
                   Net cash provided by operating activities                             3,596,036                1,927,168
                                                                                       -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturities, calls and principal
            payments of investment securities                                                    -                1,089,279
       Proceeds from maturities, calls and principal
            payments of securities available for sale                                    8,491,643                1,998,624
       Purchase of securities available for sale                                       (22,389,942)                       -
       Proceeds from sale of other real estate owned                                             -                  152,901
       Proceeds from sale of premises and equipment                                              -                    1,000
       Purchase of premises and equipment                                               (1,369,177)                (372,854)
       Net (increase) in loans                                                         (12,552,550)             (15,732,674)
                                                                                       -----------              -----------
                   Net cash (used in) investing activities                             (27,820,026)             (12,863,724)
                                                                                       -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in demand deposits, NOW accounts
            and savings accounts                                                        20,820,457                3,729,487
       Net increase in certificates of deposit                                           4,665,756                9,254,068
       Proceeds (Repayments) from Federal Home Loan Bank advances                       10,000,000              (10,000,000)
       Cash dividends paid                                                                (872,157)                (815,705)
       Issuance of common stock                                                             28,308                   22,676
       Acquisition of common stock                                                        (355,516)                (842,524)
                                                                                       -----------              -----------
                   Net cash provided by financing activities                            34,286,848                1,348,002
                                                                                       -----------              -----------
                   Increase in cash and cash equivalents                                10,062,858               (9,588,554)

CASH AND CASH EQUIVALENTS
       Beginning                                                                        25,578,884               24,985,466
                                                                                       -----------              -----------
       Ending                                                                          $35,641,742              $15,396,912
                                                                                       ===========              ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:
            Interest                                                                   $ 5,571,748              $ 4,206,005
                                                                                       ===========              ===========
            Income taxes                                                               $ 1,378,500              $ 1,028,620
                                                                                       ===========              ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
       Other real estate acquired in settlement of loans                               $         -              $   345,903
                                                                                       ===========              ===========
       Unrealized gain (loss) on securities available for sale, net                    $   589,046              $   109,562
                                                                                       ===========              ===========

See Accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The consolidated statements include the accounts of Fauquier Bankshares, Inc. and subsidiaries, The Fauquier Bank and Fauquier Bank Services, Inc. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000.

The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results expected for the full year.

2. SECURITIES

The amortized cost of securities held to maturity, with unrealized gains and losses follows:

                                                                       GROSS          GROSS
                                        AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                          COST          GAINS         (LOSSES)        VALUE
                                  -----------------  -----------    ------------   ----------
                                                         December 31, 2000
                                  -----------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                         $ 1,588,984  $       991    $    (4,838)   $ 1,585,137
Obligations of states and political
  subdivisions                           2,390,661        5,103           (136)     2,395,628
                                       -----------  -----------    -----------    -----------
                                       $ 3,979,645  $     6,094    $    (4,974)   $ 3,980,765
                                       ===========  ===========    ===========    ===========

The amortized cost of securities available for sale, with unrealized gains and losses follows:

                                                                      GROSS         GROSS
                                                 AMORTIZED         UNREALIZED     UNREALIZED         FAIR
                                                   COST              GAINS         (LOSSES)          VALUE
                                           ------------------  ---------------  --------------  -------------
                                                                   SEPTEMBER 30, 2001
                                           ------------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                                  $ 21,056,539   $    231,923                      $ 21,288,462
Obligations of states and political
  subdivisions                                     3,044,012         87,553              --         3,131,565
Corporate Obligations                              5,086,327        167,459              --         5,253,786
Equity securities                                    487,500             --         (27,500)          460,000
Restricted investments:
  Federal Home Loan
    Bank stock                                     1,150,000             --              --         1,150,000
Federal Reserve Bank
  stock                                               72,000             --              --            72,000
Community Bankers'
  Bank stock                                          50,000             --              --            50,000
                                                -------------   ------------   ------------      ------------

                                                $ 30,946,378   $    486,935   $    (27,500)      $ 31,405,813
                                                =============   ============   ============      ============

                                                                     GROSS          GROSS
                                                 AMORTIZED         UNREALIZED     UNREALIZED         FAIR
                                                   COST              GAINS         (LOSSES)          VALUE
                                           ------------------  --------------   --------------   -------------
                                                                    DECEMBER 31, 2000
                                           -------------------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                                  $ 9,706,764      $    9,609   $    (157,327)      $ 9,559,046
Obligations of states and political
  subdivisions                                    1,639,644          18,108               -         1,657,752
Equity securities                                   487,500               -               -           487,500
Restricted investments:
  Federal Home Loan
    Bank stock                                    1,150,000               -               -         1,150,000
Federal Reserve Bank
  stock                                              72,000               -               -            72,000
Community Bankers'
  Bank stock                                         50,038               -               -            50,038
                                              -------------      ----------    -------------       -----------
                                              $  13,105,946      $   27,717    $    (157,327)      $12,976,336
                                              =============      ==========    =============       ===========

                                       7

3. LOANS

A summary of the balances of loans follows:

                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                           2001                2000
                                                                                       -----------          -----------
                                                                                               (Thousands)
Real estate loans:
  Construction and land development                                                     $  18,733            $  12,948
  Secured by 1-4 family residential                                                        73,101               74,167
  Secured by farmland                                                                       2,233                  381
  Other real estate loans                                                                  57,138               53,959
Commercial and industrial loans (except those secured by real estate)                      18,642               17,148
Loans to individuals for personal expenditures                                             35,734               36,083
All other loans                                                                             7,480                5,873
                                                                                       -----------           ----------
              Total loans                                                              $  213,061            $ 200,559
Less:  Unearned income                                                                         34                  126
          Allowance for loan losses                                                         2,871                2,554
                                                                                       -----------           ----------
              Net loans                                                                $  210,156            $ 197,879
                                                                                       ===========           ==========

Analysis of the allowance for loan losses follows:

                                                                 NINE MONTHS          NINE MONTHS
                                                                   ENDING               ENDING
                                                                SEPTEMBER 30,          SEPTEMBER 30,        DECEMBER 31,
                                                                    2001                 2000                   2000
                                                              ------------------   ------------------     ----------------
                                                                                (Thousands)
Balance at beginning of period                                    $ 2,554                 $ 2,284             $  2,284
Provision charged to operating expense                                275                     457                  458
Recoveries added to the allowance                                     215                     220                  255
Loan losses charged to the allowance                                 (173)                   (294)                (443)
                                                                  -------                 -------             --------
Balance at end of period                                          $ 2,871                 $ 2,667             $  2,554
                                                                  =======                 =======             ========

Nonperforming assets consist of the following:

                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                      2001                  2000
                                                                                ------------------     ----------------
                                                                                               (Thousands)
Nonaccrual loans                                                                         $    962              $   121
Restructured loans                                                                              -                    -
                                                                                ------------------     ----------------
              Total non-performing loans                                                      962                  121
Foreclosed real estate                                                                          -                    -
                                                                                ------------------     ----------------
              Total non-performing assets                                                $    962              $   121
                                                                                ==================     ================


Total loans past due 90 days or more and still accruing were $27,410 on September 30, 2001 and $800,000 on December 31, 2000.

4. EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all periods reported have been restated giving effect to stock splits.

                                             THREE MONTHS                     NINE MONTHS                     NINE MONTHS
                                                ENDING                           ENDING                          ENDING
                                          SEPTEMBER 30, 2001               SEPTEMBER 30, 2001               SEPTEMBER 30, 2000
                                        --------------------------     --------------------------           ------------------
                                                        Per Share                       Per Share                       Per Share
                                          Shares         Amount           Shares         Amount         Shares           Amount
                                        ---------     ------------     ----------       ----------    -----------      ------------

Basic earnings per share                1,706,513      $    0.56        1,709,047       $   1.69        1,768,418       $    1.37
                                                       =========                        ========                        ==========
Effect of dilutive securities,
  stock options                            46,507                          26,449                          12,472
                                       ----------                       ---------                       ---------
Diluted earnings per share              1,753,020      $    0.55        1,735,496       $   1.67        1,780,890       $    1.36
                                       ==========      =========        =========       ========        =========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares has issued and outstanding 1,697,799 shares of commons stock, par value $3.13 per share, held by approximately 396 shareholders of record on September 30, 2001.

TFB has seven full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Manassas and New Baltimore, in addition to the main office branch located in Warrenton, Virginia. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. TFB opened its seventh office in Old Town-Manassas, Virginia during August of 2001.

TFB provides a range of consumer and commercial banking services to individuals, businesses, and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail and telephone. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other consumer financing. TFB provides automated teller machine (ATM) cards, as a part of the Star and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks. TFB operates a Wealth Management Services division that began with the granting of Trust powers to TFB in 1919. The Wealth Management Services division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services.

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

COMPARISION OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

NET INCOME. Net income for the three months ended September 30, 2001 increased 0.4% to $957,000 or $0.55 per diluted share from $953,000 or $0.54 per diluted share for the three months ended September 30, 2000.

Net income for the nine months ended September 30, 2001 increased 19.1% to $2.90 million or $1.67 per diluted share from $2.43 million or $1.36 per diluted share for the nine months ended September 30, 2000. The increase in net income for the nine month period was primarily due to a $358,000 non-loan charge-off recovery, net of tax, from its insurance carrier for losses resulting from a misappropriation of cash charged off in 1999 and 2000. Absent this one-time recovery and associated income tax, net income for the first nine months of 2001 would have been $2.54 million, an increase of 4.4%, or $1.47 per share on a fully diluted basis.

NET INTEREST INCOME. Growth in interest income, partially offset by growth in interest expense, resulted in an increase in net interest income of $8,000 or 0.3% to $3.13 million for the three months ended September 30, 2001 compared with $3.12 million for the three months ended September 30, 2000. The net interest margin, computed on a tax equivalent basis, for the September 2001 quarter was 4.86% compared with 5.90% for the same quarter one year earlier. The decline in the net interest margin can be primarily attributed to the declining interest rate environment over the past twelve months combined with TFB's asset sensitive balance sheet structure. See the QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK section.

Average interest-earning assets grew 22.1% to $262.4 million for the third quarter of 2001 compared with $214.9 million for the third quarter of 2000. Total interest income grew $437,000 or 9.5% to $5.02 million for the three months ended September 30, 2001 compared to $4.58 million for the three months ended September 30, 2000, primarily a result of growth in loan outstandings, that in turn, increased interest and fees on loans by $190,000 or 4.5%. Average loan outstandings totaled $211.2 million and earned 8.43% for the quarter ending September 30, 2001, compared with $195.0 million and 8.73%, respectively, for the quarter ending September 30, 2000. Investment securities income increased $96,000 or 36.7%, and interest on federal funds sold increased $151,000 or 259.9%, both the result of increased average outstanding balances funded by the growth in deposits and FHLB of Atlanta advances. Investment securities and federal funds sold averaged $26.5 million and $24.7 million, respectively, for the third quarter of 2001 compared with $16.3 million and $3.6 million for the same quarter one year earlier.

Total interest expense increased $429,000 or 29.4% to $1.89 million for the three months ended September 30, 2001 from $1.46 million for the three months ended September 30, 2000. Average interest-bearing liabilities grew 24.6% to $213.0 million for the third quarter of 2001 compared with $170.9 million for the third quarter of 2000, and the average cost on interest-bearing liabilities increased to 3.51% from 3.38% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities was primarily due to the increase of certificates of deposit and FHLB of Atlanta advances, both of which bear a higher interest rate than other deposit categories. Average certificates of deposit balances for the third quarter of 2001 were $77.4 million at an average cost of 5.53%, compared with $51.3 million at an average cost of 5.15% for the same quarter one year earlier. Average FHLB of Atlanta advances were $23.0 million for the third quarter of 2001 compared with $13.0 million during the 2000 third quarter.

Net interest income for the nine months ended September 30, 2001 was an increase of $245,000 or 2.7% to $9.22 million with $8.98 million for the nine month period one year earlier. The net interest margin, computed on a tax equivalent basis, for the first nine months of 2001 was 4.94% compared with 5.86% for the same nine months one year earlier. Average interest-earning assets grew 15.9% to $247.6 million for the first nine months of 2001 compared with $213.6 million for the first nine months of 2000. The yields on average interest-earning assets were 8.10% and 8.39% for the first nine months of 2001 and 2000, respectively. Average interest-bearing liabilities grew 18.0% to $202.3 million for the nine months ending September 30, 2001 compared with $171.5 million for the nine months ending September 30, 2000. The average cost on interest-bearing deposits increased to 3.70% from 3.34% for the same respective time periods. The factors affecting net interest income for the nine month periods are primarily the same as those discussed above affecting the three month periods.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $75,000 and $275,000 for the three and nine months, respectively, ended September 30, 2001 compared with $138,000 and $457,000 for the three and nine months ended September 30, 2000. The respective amounts of the provision for loan losses were determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, and the impact of economic conditions on borrowers. There can be no assurance, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.


TOTAL OTHER INCOME. Total other income increased by $163,000 or 22.9% from $711,000 for the three months ended September 30, 2000 to $873,000 for the three months ended September 30, 2001. This increase stemmed primarily from service charges on deposit accounts, as well as increased fees from electronic banking and TFB's Wealth Management Services.

Total other income increased by $809,000 or 38.9% from $2.08 million for the nine months ended September 30, 2000 to $2.89 million for the nine months ended September 30, 2001. On January 29, 2001, The Fauquier Bank recovered a non-loan charge-off of $542,000, net of a $25,000 deductible, from its insurance carrier for losses resulting from a misappropriation of cash discovered in early 2000. On February 28, 2000, the Bank was first advised by its accountants as to the possible misappropriation of cash in the approximate amount of $437,000. The Bank immediately reported the loss to its insurance carrier and began an aggressive investigation of the misappropriation. The $437,000 loss was recorded in the year ended December 31, 1999. Based on the ongoing investigation of the misappropriation, an additional $130,000 loss was recorded in the year ended December 31, 2000. Subject to further results of the ongoing investigation, additional insurance recoveries, if any, would be recorded as income in the year received.

Excluding the one-time non-loan charge-off recovery, other income was $2.35 million for the September 2001 nine months, or 12.8% greater than the same period one year earlier. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: fiduciary, service charges on deposits, and other fee income.

TOTAL OTHER EXPENSES. Total other expenses increased 10.2% or $235,000 to $2.53 million for the three months ended September 30, 2001 compared to $2.29 million for the three months ended September 30, 2000. Approximately $201,000 of the increase was due to the increase in salary and benefit expenses resulting from the growth in staffing from 103 full-time equivalent personnel at September 30, 2000 to 114 full-time equivalent personnel at September 30, 2001. The growth in full-time equivalent personnel is primarily the result of the addition of the retail banking and lending staff for the Old Town-Manassas branch office, and expanding the TFB Wealth Management Services division, both in the effort to better serve TFB's customers. The increase in salary and benefits was partially offset by a decline in consulting and professional fees, which decreased by $44,000 over the same periods, primarily due to one-time accounting and legal fees expensed during 2000 in connection with the previously discussed misappropriation of cash.

For the nine month periods ending September 30, 2001 and 2000, total other expenses were $7.62 million and $7.04 million, respectively, or an increase of $576,000 or 8.2%. Approximately $499,000 of the increase was due to the previously discussed increase in salaries and benefits.

COMPARISON OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 FINANCIAL CONDITION

Assets totaled $287.6 million at September 30, 2001, an increase of 15.1% or $37.7 million from $249.9 million at December 31, 2000. Balance sheet categories reflecting significant changes include loans, federal funds sold, securities, deposits, and FHLB advances. Each of these categories is discussed below.

LOANS. Net loans were $210.2 million at September 30, 2001, which is an increase of $12.3 million or 6.2% from $197.9 million at December 31, 2000. Construction and land loans, which totaled $18.7 million at September 30, 2001, contributed $5.8 million to the total loan growth.

FEDERAL FUNDS SOLD. Federal funds sold were $22.9 million at September 30, 2001, compared with $14.7 million at December 31, 2000, representing an increase of $8.2 million. This increase was funded by the increase in deposits and FHLB of Atlanta advances discussed below.

SECURITIES. Investment securities increased $14.4 million from December 31, 2000 to September 30, 2001. Like federal funds sold, this increase was funded by the increase in deposits and FHLB of Atlanta advances discussed below. All securities purchased during the quarter were relatively short-term with projected durations of three years or less.

DEPOSITS. On September 30, 2001, total deposits reflected an increase of $25.5 million or 12.0% to $237.6 million from $212.1 million at December 31, 2000. The growth was in both non-interest bearing demand deposits, which increased $4.9 million, and interest-bearing deposits, which rose $20.6 million.

FEDERAL HOME LOAN BANK ADVANCES. FHLB of Atlanta advances increased $10.0 million, primarily due to a funds management strategy of extending the duration of its liabilities during what management believes to be near the bottom of the current interest rate cycle.

SHAREHOLDERS EQUITY

Total shareholders equity was $24.5 million at September 30, 2001 compared to $22.4 million at December 31, 2000, an increase of $2.1 million or 9.2%. This was due primarily to an increase in retained earnings of $1.7 million to $18.9 million at September 30, 2001 from $17.1 million at December 31, 2000. The increase was primarily the result of income for the quarter, net of dividends paid to shareholders.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, and advances from the FHLB of Atlanta.

While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its funds for existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $35.6 million at September 30, 2001. These assets provide the primary source of liquidity for TFB. In addition, management has designated the investment securities portfolio, totaling $31.4 million, as available for sale, and has a line of credit with the FHLB of Atlanta to provide additional sources of liquidity. The FHLB of Atlanta line of credit has a borrowing limit of approximately $44.6 million at September 30, 2001, of which $23.0 million was in use.

As of September 30, 2001 the appropriate regulatory authorities have categorized Bankshares and TFB as well capitalized under the regulatory framework for prompt corrective action.

CAPITAL REQUIREMENTS

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholder's equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of September 30, 2001 (i) Bankshares' Tier 1 and total risk-based capital ratios were 11.95% and 13.19%, respectively, and (ii) TFB's Tier 1 and total risk-based capital ratios were 11.97% and 13.21%, respectively.

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

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of September 30, 2001, TFB had a total risk-based capital ratio of 13.21%, a Tier 1 risk-based capital ratio of 11.97%, and a leverage ratio of 8.59%. TFB was notified by the Federal Reserve Bank of Richmond that, at September 30, 2001, TFB was "well capitalized" under the regulatory framework for prompt corrective action.

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

RECENT ACCOUNTING PRONOUCEMENTS

         In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

         Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

         The standards generally are required to be implemented by the Bank in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

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

TFB monitors exposure to gradual change in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in the economic value of equity resulting from gradual changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during the third quarter of 2001.

There have been no material changes in market risk since 2000 year end. At September 30, 2001, the cumulative gaps between rate sensitive assets and rate sensitive liabilities over the three, six, and twelve month time periods were a liability sensitive $8.3 million, $9.9 million, and $16.4 million, respectively, or 2.9%, 3.5%, and 5.7% of total assets, respectively.

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

         None


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

                              FAUQUIER BANKSHARES, INC.

Dated: November 14, 2001      /s/  C. Hunton Tiffany
                              --------------------------------------------
                              C. Hunton Tiffany
                              President and Chief Executive Officer

Dated: November 14, 2001      /s/ Eric P. Graap
                              --------------------------------------------
                              Eric P. Graap
                              Senior Vice President and Chief Financial Officer