Form 10-K
period 2001-12-31
FAUQUIER BANKSHARES INC
filed 2002-03-25
CIK 1083643

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

The aggregate market value of the shares of the registrant's common stock held by "non-affiliates" of the registrant, based upon the closing sale price of its common stock on the NASDAQ SmallCap Market System on March 21, 2002, was approximately $38.5 million. Shares of common stock held by each officer, director and holder of 5% or more of the registrant's outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 1,655,296 shares of common stock outstanding as of March 21, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2001 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                                                                                     Page
PART I

      Item 1.           Business                                                                       3

      Item 2.           Properties                                                                    10

      Item 3.           Legal Proceedings                                                             11

      Item 4.           Submission of Matters to a Vote of Security Holders                           11

PART II

      Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters         11

      Item 6.           Selected Financial Data                                                       12

      Item 7.           Management's Discussion and Analysis of Financial Condition
                        and Results of Operation                                                      13

      Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                    28

      Item 8.           Financial Statements and Supplementary Data                                   29

      Item 9.           Changes in and Disagreements With Accountants on Accounting
                        and Financial Disclosure                                                      60

PART III

      Item 10.          Directors and Executive Officers of the Registrant                            60

      Item 11.          Executive Compensation                                                        61

      Item 12.          Security Ownership of Certain Beneficial Owners and Management                61

      Item 13.          Certain Relationships and Related Transactions                                61

PART IV

      Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K              62

      Audited Consolidated Financial Statements


                                     PART I

ITEM 1.  BUSINESS

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 1,675,559 shares of common stock, par value $3.13 per share, held by approximately 389 holders of record on December 31, 2001.

TFB has six full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Manassas, and New Baltimore, in addition to the main office branch located in Warrenton, Virginia. TFB opened a seventh office in Old Town-Manassas, Virginia during August of 2001. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186.

THE FAUQUIER BANK

TFB's general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately sixty
(60) miles southwest of Washington, D.C.

TFB provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. TFB provides automated teller machine ("ATM") cards, as a part of the Honor and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

TFB operates a Wealth Management Services ("WMS") division that began with the granting of Trust powers to TFB in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2001, assets managed by WMS increased by $19.7 million to $152.0 million, or 14.9%, when compared with 2000, with revenue increasing by $106,000 to $705,000, or 17.7%, over the same time period.

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

As is the case with banking institutions generally, TFB's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve"). As a Virginia-chartered bank and a member of the Federal Reserve, TFB is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission ("SCC"). Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. TFB faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "Competition" below.

As of December 31, 2001, Bankshares had total consolidated assets of $285.2 million, total consolidated deposits of $243.7 million, and total consolidated shareholders' equity of $24.2 million.

LENDING ACTIVITIES

TFB offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small to medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in TFB's market area. TFB's total loans, net of allowance, at December 31, 2001 were $207.5 million, or 72.7 % of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. TFB has no foreign loans or loans for highly leveraged transactions.

TFB's primary market area consists of Fauquier and Prince William Counties, Virginia and the surrounding communities. There is no assurance that this area will experience economic growth. Adverse conditions in any one or more of the industries operating in Fauquier or Prince William Counties, or a slow-down in general economic conditions could have an adverse effect on Bankshares and TFB.

TFB's loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. Approximately 7.2% and 16.5% of TFB's loan portfolio at December 31, 2001 consisted of commercial and consumer loans, respectively. The majority of TFB's loans are made on a secured basis. As of December 31, 2001, approximately 73.5% of the loan portfolio consisted of loans secured by mortgages on real estate.

                          LOANS SECURED BY REAL ESTATE

ONE TO FOUR ("1-4") FAMILY RESIDENTIAL LOANS. TFB's 1-4 family residential mortgage loan portfolio primarily consists of conventional loans, with interest rates fixed for 10 years or less, and balloon loans with 3, 5, 7, or 10-year maturities and amortized for 30 years or less. As of December 31, 2001, TFB's conventional 1-4 family residential loans amounted to $72.7 million, or 34.6% of the total loan portfolio. Substantially all of TFB's single-family residential mortgage loans are secured by properties located in TFB's service area. The majority of residential mortgage loans originated by TFB are originated under terms and documentation that permit the loans to be sold to Freddie Mac.

Loans with a fixed rate longer than 10 years are generally sold into the secondary market. TFB does not retain the servicing of sold loans.

TFB requires private mortgage insurance ("PMI") if the principal amount of the loan exceeds 80% of the value of the property held as collateral. TFB uses the underwriting guidelines of the PMI provider for loans having a loan-to-value ratio in excess of 80%. TFB also considers the income of the borrower in determining whether to make single-family residential mortgage loans.

CONSTRUCTION LOANS. The majority of TFB's construction loans are made to individuals to construct a primary residence. Such loans have a maximum term of nine months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. TFB requires that permanent financing, with TFB or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion.

TFB also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of such loans consist of loans to selected local developers with whom TFB is familiar for the building of single-family dwellings on either a pre-sold or speculative basis. TFB limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2001, TFB's construction loans totaled $16.9 million or 8.0% of the total loan portfolio.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $62.8 million or 29.9% of total loans and consist principally of commercial loans for which real estate constitutes a source of collateral. These loans are secured primarily by owner-occupied properties. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

                                 CONSUMER LOANS

The consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans that are payable on an installment basis. TFB offers a wide variety of consumer loans, which include installment loans, credit card loans; home equity loans and other secured and unsecured credit facilities. The majority of these loans is for terms of less than five years and is secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a five-year amortization schedule.

                                COMMERCIAL LOANS

TFB's commercial loans include loans to individuals and small to medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure a majority of TFB's commercial loans, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indexes and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by TFB's loan officers.

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

DEPOSIT  ACTIVITIES

Deposits are the major source of TFB's funds for lending and other investment activities. TFB considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 66.5% of TFB's total deposits at December 31, 2001. Approximately 28.3% of TFB's deposits at December 31, 2001 were certificates of deposit. Generally, TFB attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 8.8% of TFB's total deposits at December 31, 2001 and generally pay interest at the same rates as certificates of less than $100,000. The majority of TFB's deposits are generated from Fauquier and Prince William Counties. TFB has not accepted brokered deposits to date, but will continue to evaluate many funding sources, including the use of brokered deposits, as part of its asset/liability management process.

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


GOVERNMENT SUPERVISION AND REGULATION

FINANCIAL SERVICES MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers under a financial holding company structure.

Although Bankshares could qualify to become a financial holding company under the Act, it does not contemplate seeking to do so until it identifies significant specific benefits from doing so. Bankshares does not believe that the Act will have a material adverse effect on our operations in the near-term. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of financial institutions that offer a wider variety of financial services than Bankshares currently offers and that can aggressively compete in the markets Bankshares currently serves.

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

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers the financial and managerial resources and future prospects of the bank holding companies and banks concerned as well as the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, while consideration of convenience and needs issues focuses on the parties' performance under the Community Reinvestment Act of 1977 (the "CRA").

The BHC Act generally prohibits Bankshares from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be sufficiently related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether the performance of the activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. Despite this prior approval, however, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

As a bank, TFB is subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

BANK REGULATION. TFB is chartered under the laws of the Commonwealth of Virginia. The Federal Deposit Insurance Corporation (the "FDIC") insures its deposits to the extent provided by law. TFB is subject to comprehensive regulation, examination and supervision by the Federal Reserve and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to TFB's directors, officers and employees; restrictions on the opening and closing of branch offices; requirements regarding the maintenance of prescribed capital and liquidity ratios; requirements to grant of credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. State regulatory authorities also have broad enforcement powers over TFB, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, federally insured banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contained major regulatory reforms, increased capital standards for savings and loan associations and strengthened civil and criminal enforcement provisions. FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default.

The FDIC Improvement Act of 1991 ("FDICIA") made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action with respect to insured institutions such as TFB. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to the institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also re-codified current law under the Federal Reserve Act restricting extensions of credit to insiders.

DIVIDENDS. Dividends from TFB constitute the primary source of funds for dividends to be paid by Bankshares. There are various statutory and contractual limitations on the ability of TFB to pay dividends, extend credit, or otherwise supply funds to Bankshares, including the requirement under Virginia banking laws that cash dividends only be paid out of undivided profits and only if such dividends would not impair the capital of TFB. The Federal Reserve also has the general authority to limit the dividends paid by bank holding companies and state member banks, if the payment of dividends is deemed to constitute an unsafe and unsound practice. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. TFB does not expect any of these laws, regulations or policies to materially impact its ability to pay dividends.

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

MAXIMUM LEGAL INTEREST RATES. Like the laws of many states, Virginia law contains provisions that govern the interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Virginia law. The relative importance of these interest limitation laws to the financial operations of TFB will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

CHANGE OF CONTROL. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of Bankshares may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the Federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires above a certain percentage of a bank holding company's or bank's voting stock, or if one or more other control factors set forth in the Change in Bank Control Act are present.

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

CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2001 (i) Bankshares' Tier 1 and total risk-based capital ratios were 12.00% and 13.25%, respectively, and (ii) TFB's Tier 1 and total risk-based capital ratios were 11.88% and 13.13%, respectively.

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

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of December 31, 2001, TFB had a total risk-based capital ratio of 13.13%, a Tier 1 risk-based capital ratio of 11.88%, and a leverage ratio of 8.20%. TFB was notified by the Federal Reserve Bank of Richmond that, at December 31, 2001, both Bankshares and TFB were considered "well capitalized."

FDICIA also (i) provides that only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and (ii) requires the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumers banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

COMPETITION

Bankshares encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, TFB competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that TFB does not currently provide. In addition, many of TFB's non-bank competitors are not subject to the same level of federal regulation that governs bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, TFB relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

EMPLOYEES

As of December 31, 2001, Bankshares and TFB employed 95 full-time employees and 27 part-time employees compared with 83 full-time and 36 part-time as of December 31, 2000. No employee is represented by a collective bargaining unit. Bankshares and TFB consider relations with employees to be good.


ITEM 2.  PROPERTIES

TFB owns or leases property and operates branches at the following locations:


LOCATION                 LEASE/OWN       RENT (ANNUAL)           EXPIRATION      RENEWAL
------------------------------------------------------------------------------------------

Main Office *
P.O. Box 561                Own          N/A                         N/A         N/A
10 Courthouse Square
Warrenton, VA 20186

Catlett Office
Rt. 28 and 806              Own          N/A                         N/A         N/A
Catlett, VA 20119

Sudley Road Office
8091 Sudley Rd.             Lease        $41,160                     2004        Additional 5 yrs.
Manassas, VA 20109

Old Town Office             Lease        $37,400 from 2001 to        2011        Two additional
Center Street                            2006, then $40,700 from                 options for 10 years
Manassas, VA 20110                       2006 to 2011                            each.

New Baltimore Office
5119 Lee Highway            Own          N/A                         N/A         N/A
Warrenton, VA 20187

The Plains Office
6464 Main Street            Own          N/A                         N/A         N/A
The Plains, VA 20198

View Tree Office
216 Broadview Avenue        Own          N/A                         N/A         N/A
Warrenton, VA 20186
-----------------------------------------------------------------------------------------

* TFB and Bankshares occupy this location.

All of these properties are in good operating condition and are adequate for Bankshares' and TFB's present and anticipated future needs. TFB maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. Management believes such insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of such properties.

ITEM 3. LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which Bankshares or TFB is a party or to which the property of either Bankshares or TFB is subject that, in the opinion of management, may materially impact the financial condition of either company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bankshares' common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation ("NASDAQ") SmallCap Market System under the symbol "FBSS". Bankshares' common stock commenced trading on December 27, 1999.

As of December 31, 2001, there were 1,675,559 shares outstanding of Bankshares' common stock, which is Bankshares' only class of stock outstanding. As of December 31, 2001, there were approximately 389 holders of record of Bankshares' common stock. The following table sets forth the high and low sales prices for Bankshares' common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years:

                          2001                    2000                 Dividends Per Share
                  ---------------------   ----------------------   -------------------------
                     High        Low          High        Low            2001         2000
                  ---------------------   ----------------------   -------------------------
1st Quarter         $ 17.75    $ 14.75       $ 18.50    $ 15.38         $ 0.17       $ 0.15
2nd Quarter         $ 20.50    $ 16.60       $ 17.50    $ 15.00         $ 0.17       $ 0.16
3rd Quarter         $ 24.00    $ 20.06       $ 18.25    $ 15.75         $ 0.19       $ 0.16
4th Quarter         $ 24.95    $ 22.00       $ 16.00    $ 14.50         $ 0.19       $ 0.17


Bankshares' future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Bankshares' ability to pay cash dividends will depend entirely upon TFB's ability to pay dividends to Bankshares.

Transfers of funds from TFB to Bankshares in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2001, the aggregate amount of unrestricted funds that could be transferred from TFB to Bankshares without prior regulatory approval totaled $2.5 million.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

                             SELECTED FINANCIAL DATA

                                                              At and for the Year Ended December 31,

(Dollars in thousands, except per share data)          2001          2000          1999          1998          1997
EARNINGS STATEMENT DATA:
Interest income                                    $  19,785     $  18,002     $  17,129     $  15,024     $  13,575
Interest expense                                       7,221         6,084         6,043         5,519         4,751
                                                   ---------     ---------      --------     ---------     ---------
Net interest income                                   12,564        11,918        11,086         9,505         8,824
Provision for loan losses                                350           457           695           535           465
                                                   ---------     ---------     ---------     ---------     ---------
Net interest income after provision
   for loan losses                                    12,214        11,461        10,391         8,970         8,359
Noninterest income                                     3,836         2,842         2,433         2,202         2,217
Securities gains (losses)                                 --          (111)           --            17            10
Noninterest expense                                   10,365         9,665         9,023         7,708         7,354
                                                   ---------     ---------     ---------     ---------     ---------
Income before income taxes                             5,685         4,527         3,801         3,481         3,232
     Income taxes                                      1,792         1,430         1,162         1,039           981
                                                   ---------     ---------     ---------     ---------     ---------
Income before extraordinary item                       3,893         3,097         2,639         2,442         2,251
    Extraordinary item-prepayment penalty, net          (378)           --            --            --            --
                                                   ---------     ---------     ---------     ---------     ---------
Net income                                         $   3,515     $   3,097     $   2,639     $   2,442     $   2,251
                                                   =========     =========     =========     =========     =========

PER SHARE DATA:(1)
Net income per share, basic                             2.06          1.76          1.46          1.31          1.18
Net income per share, diluted                           2.02          1.75          1.45          1.30          1.17
Cash dividends                                          0.72          0.64          0.56          0.45          0.35
Average basic shares outstanding                   1,703,433     1,755,182     1,802,165     1,857,282     1,913,008
Average diluted shares outstanding                 1,736,848     1,766,773     1,818,132     1,875,641     1,921,073
Book value at period end                               14.42         13.09         11.95         11.52         10.97

BALANCE SHEET DATA:
Total Assets                                       $ 285,202     $ 249,855     $ 233,208     $ 220,026     $ 184,442
Loans, net                                           207,453       197,879       181,503       162,272       128,153
Investment securities                                 36,908        16,956        18,779        22,791        27,946
Deposits                                             243,747       212,103       187,273       179,217       161,869
Shareholders' equity                                  24,157        22,419        21,204        21,177        20,978

PERFORMANCE RATIOS:
Net interest margin(2)                                  5.02%         5.56%         5.35%         5.35%         5.45%
Return on average assets                                1.28%         1.32%         1.14%         1.21%         1.27%
Return on average equity                               14.73%        14.13%        12.50%        11.60%        11.62%
Dividend payout                                        34.76%        36.09%        34.34%        34.10%        29.70%
Efficiency ratio(3)                                    64.44%        65.18%        63.51%        65.90%        65.80%

ASSET QUALITY RATIOS:
Allowance for loan losses to period
  end loans, net                                        1.36%         1.27%         1.24%         1.13%         1.27%
Nonperforming loans to allowance for
  loan losses                                           3.20%         4.74%         5.49%        35.96%        38.93%
Net charge-offs to average loans                        0.02%         0.10%         0.15%         0.23%         0.22%

CAPITAL AND LIQUIDITY RATIOS:
Leverage                                                8.30%         9.13%         8.80%         9.70%        11.90%
Risk Based Capital Ratios:
Tier 1 capital                                         12.00%        11.96%        12.20%        13.10%        16.40%
Total capital                                          13.25%        13.21%        13.40%        14.30%        17.70%

(1) Amounts have been restated to reflect a two-for-one stock split during 1998.

(2) Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Bankshares' net yield on its earning assets.

(3) Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and non-interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is qualified in its entirety by the more detailed information and the financial statements and accompanying notes appearing elsewhere in this Form 10-K. In addition to the historical information contained herein, this report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of Bankshares, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "may," "will" or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performances or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

INTRODUCTION

This discussion is intended to focus on certain financial information regarding Bankshares and TFB. The purpose of this discussion is to provide the reader with a more thorough understanding of the financial statements. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained elsewhere herein.

Management is not aware of any market or institutional trends; events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of Bankshares or TFB. Also, management is not aware of any current recommendations by its regulatory authorities that would have a material effect on liquidity, capital resources or operations. TFB's internal sources of such liquidity are deposits, loan repayments and securities available for sale. TFB's primary external source of liquidity is advances from the FHLB of Atlanta.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Net income of $3.5 million in 2001 was a 13.5% increase from 2000 net income of $3.1 million. Earnings per share (EPS) on a fully diluted basis were $2.02 in 2001 compared to $1.75 in 2000. Profitability as measured by return on average equity increased from 14.1% in 2000 to 14.7% in 2001.

On January 29, 2001, TFB recovered $358,000, net of taxes, or $0.21 per diluted share, from its insurance carrier for losses associated with the misappropriation of cash. Certain expenses associated with a misappropriation of cash reduced 2000 and 1999 earnings by $86,000 and $288,000, net of tax, respectively.

On December 6, 2001, earnings were reduced by $378,000 net of tax benefit, or $0.22 per diluted share, due to an extraordinary expense associated with the early payoff of the FHLB of Atlanta advances. The restructuring of TFB's balance sheet through the early payoff of the FHLB of Atlanta borrowings resulted from the greater-than-anticipated success of TFB's retail deposit retention campaign. Deposits grew by $31.6 million, or 14.9%, from December 31, 2000 to December 31, 2001. The benefit of this restructuring strategy, in addition to increasing TFB's flexibility in its asset/liability management process, is the reduction of interest expense during 2002 and beyond. This anticipated reduction in interest expense is projected to more than offset the one-time extraordinary expense of the early payoff.

NET INTEREST INCOME. Total interest income grew $1.8 million or 9.9% to $19.8 million in 2001 from $18.0 million in 2000. This increase was primarily the result of growth in loan and investment security balances. Average loan balances increased from $193.4 million in 2000 to $208.8 million in 2001. The average yield on loans decreased to 8.51% in 2001 compared with 8.64% in 2000. Together, there was a $1.0 million increase in interest and fee income from loans for the year 2001 compared with year 2000. Average investment security balances increased $10.0 million from $16.9 million in 2000 to $26.9 million in 2001, primarily due to the excess liquidity generated from aforementioned retail deposit retention campaign. The tax-equivalent average yield on investments declined from 6.08% in 2000 to 5.84% in 2001. Together, there was an increase in interest and dividend income on security investments of $0.5 million or 54.7%, from $1.0 million in 2000 to $1.5 million in 2001.

Total interest expense increased $1.1 million or 18.7% from 2000 to 2001 primarily due to the growth in deposits. Average deposit balances grew $33.4 million, primarily in demand deposits and time certificates of deposit. The average rate on interest-bearing liabilities increased slightly from 3.52% in 2000 to 3.54% in 2001 due to the fourth quarter 2000 growth in higher rate certificates of deposit. The average rate on certificates of deposit increased from 5.11% in 2000 to 5.57% in 2001. During the fourth quarter of 2001, many of these higher rate certificates of deposit either repriced into lower rate certificates of deposit, or transferred into lower rate NOW, money market account, and savings account rates. As result, the average rate on interest-bearing liabilities is expected to decline in 2002.

Net interest income for 2001 increased $0.6 million or 5.4% to $12.6 million for the year ended December 31, 2001 from $11.9 million for the year ended December 31, 2000. This increase resulted from an increase in total average earning assets from $217.7 million in 2000 to $254.6 million in 2001. The percentage of average earning assets to total assets increased slightly in 2001 to 93.0% from 92.6%. TFB's net interest margin decreased from 5.56 % in 2000 to 5.02% in 2001.

Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management's current projections, net interest income may increase in 2002 as average interest-earning assets increase, together with the net interest margin projected to increase in 2002 as a result of the fourth quarter 2001 repricing or transfer of higher cost certificates of deposit into lower cost deposits, as well as the December 2001 payoff of the FHLB of Atlanta advances.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $350,000 for 2001 and $457,000 for 2000. The amount of the provision for loan loss for 2001 and 2000 was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. During 2001, TFB refined its policies, guidelines, and methods for determining the allowance for loan losses, and allocating the allowance among various loan categories. Greater weight was given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods as conditions dictate.

NON-INTEREST INCOME. Total non-interest income increased by $1.1 million from $2.7 million for 2000 to $3.8 million for 2001. Excluding the previously discussed non-loan charge-off insurance recovery of $542,000 before taxes, total non-interest income increased by $563,000, or 20.6%. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. In 2001, the increase stemmed from a $106,000 increase in Wealth Management fees, and a $228,000 increase in service charges on deposit accounts. Major factors in the increase in service charges on deposit accounts were management's focus on meeting the needs of its customers with new value-added, fee-based products such as "Courtesy Pay," as well as, the impact of TFB's deposit base increasing 14.9% from year-end 2000 to year-end 2001.

NON-INTEREST EXPENSE. Total non-interest expenses increased $700,000, or 7.2% in 2001 from 2000. The primary component of the increase was an increase in salaries and employees' benefits of $743,000, or 18.1%, primarily due to the increase in full-time equivalent personnel from approximately 104 at year-end 2000 to 114 at year-end 2001, as well as customary annual salary increases and increases in medical insurance benefits. The growth in personnel primarily reflects the expansion of the Wealth Management Services division and the August 2001 opening of the Old Town-Manassas branch office. In addition, occupancy expenses increased $125,000, or 26.7%, primarily due to rent and other leasehold expenses associated with the new Old Town-Manassas office. Other operating expenses declined from $4.3 million in 2000 to $4.1 million in 2001 due to the absence of investigation-related expenses as a result of the misappropriation of cash referred to above.

INCOME TAXES. Income tax expense, excluding the tax benefit generated by the extraordinary expense on the prepayment of the FHLB of Atlanta advances, increased by $362,000 for the year ended December 31, 2001 compared to the year ended December 31, 2000. The effective tax rates were 31.5% for 2001 and 31.6% for 2000. The effective tax rate differs from the statutory federal income tax rate of 34% due to TFB's investment in tax-exempt loans and securities.

The following table presents a quarterly summary of earnings for the last two years. In 2001, earnings exhibited an increasing profitability from recurring sources, primarily the result of the steady and continuous growth in net interest income and fees on deposits.

                                    EARNINGS
                                 (In Thousands)


                                                 Three Months Ended 2001                        Three Months Ended 2000

                                         DEC. 31    SEP. 30    JUNE 30    MAR. 31    DEC. 31    SEP. 30    JUNE 30    MAR. 31
                                         -----------------------------------------   -----------------------------------------
Interest income                          $ 4,962    $ 5,019    $ 5,003    $ 4,801    $ 4,741    $ 4,581    $ 4,401    $ 4,279
Interest expense                           1,622      1,887      1,903      1,817      1,801      1,458      1,379      1,447
                                           -----      -----      -----      -----      -----      -----      -----      -----
Net Interest Income                        3,340      3,132      3,100      2,984      2,940      3,124      3,022      2,832
Provision for loan losses                     75         75        100        100          0        138        152        167
                                           -----      -----      -----      -----      -----      -----      -----      -----
Net interest income after provision
  for loan losses                          3,265      3,057      3,000      2,884      2,940      2,986      2,869      2,665
Other Income                                 946        873        754      1,263        653        711        712        658
Other Expense                              2,749      2,530      2,572      2,507      2,629      2,295      2,496      2,249
                                           -----      -----      -----      -----      -----      -----      -----      -----
Income before income taxes                 1,462      1,400      1,182      1,640        964      1,403      1,085      1,074
Income tax expense                           464        443        371        513        298        449        342        341
                                           -----      -----      -----      -----      -----      -----      -----      -----
Income before extraordinary item             998        957        811      1,127        667        953        744        733
Extraordinary item                          (378)         0          0          0          0          0          0          0
                                           -----      -----      -----      -----      -----      -----      -----      -----
Net income                                   620        957        811      1,127        667        953        744        733
                                           =====      =====      =====      =====      =====      =====      =====      =====

Net income per share, basic before        $ 0.59     $ 0.56     $ 0.47     $ 0.66     $ 0.39     $ 0.54     $ 0.42     $ 0.41
  Extraordinary item                       (0.22)        --         --         --         --         --         --         --
Net income per share, basic               $ 0.37     $ 0.56     $ 0.47     $ 0.66     $ 0.39     $ 0.54     $ 0.42     $ 0.41

Net income per share, diluted before      $ 0.57     $ 0.55     $ 0.47     $ 0.65     $ 0.39     $ 0.54     $ 0.41     $ 0.41
  Extraordinary item                       (0.22)        --         --         --         --         --         --         --
Net income per share, diluted             $ 0.35     $ 0.55     $ 0.47     $ 0.65     $ 0.39     $ 0.54     $ 0.41     $ 0.41

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Net income of $3.1 million in 2000 was a 17.3% increase from 1999 net income of $2.6 million. Earnings per share (EPS) on a fully diluted basis were $1.75 in 2000 compared to $1.45 in 1999. Profitability as measured by return on average equity increased from 12.5% in 1999 to 14.1% in 2000.

As previously discussed certain expenses associated with a misappropriation of cash reduced 2000 and 1999 earnings by $86,000 and $288,000, net of tax, respectively. On February 28, 2000, TFB was first advised by its accountants as to the possible misappropriation of cash in the approximate amount of $437,000. TFB immediately reported the loss to its insurance carrier and began an aggressive investigation of the misappropriation. The $437,000 loss, or $288,000loss net of taxes, was recorded in 1999. Based on the ongoing investigation, an additional loss of $130,000, or $86,000 net of taxes, was recorded in 2000. On January 29, 2001, TFB recovered $542,000, or $358,000 net of taxes, from its insurance carrier for these losses.

NET INTEREST INCOME. Total interest income grew $0.9 million or 5.1% to $18.0 million in 2000 from $17.1 million in 1999. This increase was primarily the result of loan growth. Average loan balances increased from $174.9 million in 1999 to $193.4 million in 2000. The average yield on loans remained relatively stable at 8.64% in 2000 compared with 8.70% in 1999. Together, this resulted in a $1.5 million increase in interest income from loans for the year 1999 compared with year 2000. Partially offsetting the increase in interest income from loans was the $0.7 million decline in investment income due to the decline in average investment assets. Average investment balances decreased $11.5 million from $28.4 million in 1999 to $16.9 million in 2000, primarily due to investment maturity proceeds being reinvested in loans rather than other investments. The tax-equivalent average yield on investments declined slightly from 6.19% in 1999 to 6.08% in 2000. The use of maturing investments to fund new loan growth, as exhibited in 2000, is projected to significantly lessen in 2001. Loan growth will be primarily funded by deposit growth and/or FHLB of Atlanta advances.

Average deposit balances grew $7.6 million, primarily in demand deposits and time certificates of deposit. The average rate on interest-bearing deposits increased from 3.24% in 1999 to 3.28% in 2000 due to the growth in costlier time certificates of deposit, which more than offset the decline in NOW, money market account, and savings account rates.

Net interest income for 2000 increased $0.8 million or 7.5% to $11.9 million for the year ended December 31, 2000 from $11.1 million for the year ended December 31, 1999. This increase resulted from an increase in total average earning assets from $215.2 million in 1999 to $217.7 million in 2000, as well as the reduction in average interest-bearing liabilities from $174.4 million in 1999 to $173.1 in 2000. The percentage of average earning assets to total assets decreased slightly in 2000 to 92.6% from 92.9%. TFB's net interest margin increased from 5.35% in 1999 to 5.56% in 2000.

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

NON-INTEREST INCOME. Total non-interest income increased by $298,000, or 12.2% from $2.4 million for 1999 to $2.7 million for 2000. Non-interest income is primarily derived from non-interest fee income, which consists primarily of fiduciary fees, service charges, and other fee income. In 2000, the increase stemmed from a $126,000 increase in other service charges, commissions and fees, and a $294,000 increase in service charges on deposit accounts. These increases were partially offset by an $111,000 loss on sales of securities in 2000.

One major factor in the increase in service charges on deposit accounts was management's focus on reducing the level of waivers on Not Sufficient Fund ("NSF") service charges. During 1999 approximately 33% of NSF were waived compared with approximately 22% in 2000, which in itself increased non-interest income $114,000.

NON-INTEREST EXPENSE. Total non-interest expenses increased $642,000, or 7.1% in 2000 from 1999. The primary component of the increase was an increase in salaries and employees' benefits of $390,000, or 10.5%, primarily due to the increase in full-time equivalent personnel from approximately 93 at year-end 1999 to 104 at year-end 2000, as well as customary annual salary increases. In addition, other operating expenses increased $218,000, or 5.4%, primarily due to investigation-related expenses as a result of the misappropriation of cash, as well as an increase in management consulting fees in connection with TFB's strategic and succession planning processes.

INCOME TAXES. Income tax expense increased by $268,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. The effective tax rates were 31.6% for 2000 and 30.6% for 1999. The effective tax rate differs from the statutory federal income tax rate of 34% due to TFB's investment in tax-exempt securities.

COMPARISON OF DECEMBER 31, 2001 AND DECEMBER 31, 2000 FINANCIAL CONDITION

Total assets were $285.2 million at December 31, 2001, an increase of 14.1% or $35.3 million from $249.9 million at December 31, 2000. Balance sheet categories reflecting significant changes included investment securities, total loans, deposits, and FHLB of Atlanta advances. Each of these categories is discussed below.

INVESTMENT SECURITIES. Total investment securities were $36.9 million at December 31, 2001, reflecting an increase of $19.9 million from $17.0 million at December 31, 2000. The increase was the result of investing funds, generated by retail deposit growth, primarily into mortgage-backed securities with shorter-term durations of one to three years. TFB adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001, and transferred securities with a book value of $4.0 million and a market value of $4.0 million to the available for sale category. At December 31, 2001, all $36.9 million of investment securities were available for sale. At December 31, 2000, the investment securities portfolio was segregated into available for sale of $13.0 million and held to maturity of $4.0 million. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax, of $227,000 at December 31, 2001 compared to an unrealized loss, net of tax, of $86,000 at December 31, 2000.

LOANS. Total net loan balance after allowance for loan losses was $207.5 million at December 31, 2001, which represents an increase of $9.6 million or 4.8% from $197.9 million as of December 31, 2000. The majority of the increase was in commercial real estate loans, which increased $8.9 million from 2000 to 2001. In addition, construction loans secured by real estate increased $3.9 million over the same time period. TFB's loans are made primarily to customers located within its local trade area.

DEPOSITS. For the year ended December 31, 2001, total deposits grew $31.6 million or 14.9% when compared with total deposits one year earlier. The growth in deposits was primarily in noninterest-bearing deposits, which increased by $11.3 million and interest-bearing deposits, which increased by $20.4 million.

FHLB ADVANCES. Amounts borrowed from the FHLB of Atlanta increased from $13 million at December 31, 2000 to $15 million at December 31, 2001. The term structure on $10 million of the advances was 5 years with a 2-year call option in May 2003. The remaining $5 million has a term structure of 10 years with a 5-year call option in October 2003.

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

Non-performing loans totaled approximately $913,000, or .44% of total loans at December 31, 2001, as compared with $121,000, or .06% of total loans at December 31, 2000. Non-performing loans as a percentage of the allowance for loan losses were 32.0% and 4.7% at December 31, 2001 and 2000, respectively.

Loans that are 90 days past due and accruing interest totaled $541,000 and $800,000 at December 31, 2001 and 2000, respectively. At December 31, 2001, approximately $488,000 of the $541,000 consisted of three loans, all secured by real estate. No loss is anticipated on these three loans.

There are no loans other than those disclosed above as either non-performing or impaired where known information about the borrower has caused management to have serious doubts about the borrower's ability to comply with the contractual repayment obligations. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. To management's knowledge, no concentration of loans to borrowers engaged in similar activities exceeds 10% of total loans.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $24.2 million at December 31, 2001 compared with $22.4 million at December 31, 2000. The relative stability in the amount of equity reflects management's desire to increase shareholders' return on equity by managing the growth in equity. During the first quarter of 1998, the company initiated a Dutch auction self-tender offer to repurchase shares directly from shareholders. As a result of this action, Bankshares repurchased 60,238 shares, as adjusted for the two for one stock split, or 3.2% of shares outstanding on December 31, 1998, for $1.2 million. Exclusive of the Dutch Auction, Bankshares initiated an open market buyback program in 1998, through which it repurchased an additional 15,000 shares at a cost of $0.3 million in 1998; 68,213 shares at a cost of $1.3 million in 1999; 63,120 shares at a cost of $1.1 million in 2000; and 38,958 shares at a cost of $0.9 million in 2001.

On January 18, 2002, the board of directors of Bankshares approved the company's participation during 2002, in the approximate amount of $4,000,000, in a pool of subordinated debt securities to be issued by Bankshares and other financial institutions to a trust in a method generally referred to, as a trust preferred financing. Bankshares anticipates the closing of this transaction in late March 2002. When and if any trust-preferred securities are sold, Bankshares intends to use the proceeds for the purpose of expansion and the repurchase of additional shares of its common stock. Under applicable regulatory guidelines, trust preferred securities can be treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies as long as the trust preferred securities and all other cumulative preferred securities of the bank holding company together do not exceed 25% of Tier 1 capital.

The securities portfolio valuation account decreased its unrealized loss after tax to $86,000 at December 31, 2001 compared to an unrealized loss of $368,000 at December 31, 2000.

As discussed above under "Government Supervision and Regulation," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. As of December 31, 2001, the appropriate regulatory authorities have categorized Bankshares and TFB as "well capitalized."

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds.

Cash and amounts due from depository institutions and federal funds sold totaled $30.2 million at December 31, 2001 compared with $25.6 million at December 31, 2000. These assets provide the primary source of liquidity for TFB. In addition, management has designated the entire investment portfolio, approximately $36.9 million, as available for sale, and has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $44.6 million at December 31, 2001 to provide additional sources of liquidity. At December 31, 2001, $15.0 million of the FHLB of Atlanta line of credit was in use.

CERTAIN STATISTICAL INFORMATION

The information contained on page 12 of this Report on Form 10-K in Item 6, "Selected Financial Data" is incorporated herein by reference.

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

       AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
                                 (In Thousands)

                                              2001                              2000                           1999
                                -------------------------------   -------------------------------   ------------------------------
                                 Average     Income/   Average     Average     Income/   Average     Average    Income/   Average
                                 Balances    Expense     Rate      Balances    Expense     Rate      Balances   Expense     Rate
                                 --------    -------   -------     --------    -------   -------     --------   -------   -------
ASSETS:
  Loans
    Taxable                       202,854     17,330     8.54%     $188,935    $16,357     8.66%     $169,731   $14,780     8.71%
    Tax-exempt (1)                  4,969        436     8.77%        4,257        345     8.11%        4,357       429     9.85%
    Nonaccrual                        980         --                    219         --                    770        --
                                ----------  ---------             ----------  ---------             ---------- ---------
      Total Loans                 208,803     17,766     8.51%      193,411     16,702     8.64%      174,858    15,209     8.70%
                                ----------  ---------             ----------  ---------             ---------- ---------
  Securities
    Taxable                        23,569      1,334     5.66%       14,209        841     5.92%       25,477     1,510     5.93%
    Tax-exempt (1)                  3,288        235     7.13%        2,651        184     6.95%        2,888       245     8.48%
                                ----------  ----------            ----------  ----------            ---------- ----------
       Total securities            26,857      1,567     5.84%       16,860      1,025     6.08%       28,365     1,755     6.19%
                                ----------  ----------            ----------  ----------            ---------- ----------

  Deposits in banks                    91          3     3.16%          105          5     5.02%          666        32     4.80%
  Federal funds sold               18,839        676     3.59%        7,331        450     6.14%       11,317       562     4.97%
                                ----------  ---------             ----------  ---------             ---------- ---------
       Total earning assets       254,591     20,011     7.86%      217,707     18,182     8.35%      215,206   $17,558     8.16%
                                            ---------                         ---------             ---------- ---------

  Less: Reserve for loan losses    (2,778)                           (2,569)                           (2,213)
  Cash and due from banks          11,917                             9,846                             9,704
  Bank premises and equipment,
    net                             5,621                             5,464                             5,268
  Other assets                      4,355                             4,548                             3,783
                                ----------                        ----------                        ----------
       Total Assets               273,705                          $234,996                          $231,748
                                ==========                        ==========                        ==========

LIABILITIES AND SHAREHOLDERS'
 EQUITY:
  Deposits
    Demand deposits                43,628         --                $37,123         --                $33,906        --
                                ----------  ---------             ----------  ---------             ----------  --------

    Interest-bearing deposits
      NOW accounts                 39,980        262     0.66%       37,201        415     1.12%       37,349      $544     1.46%
      Money market accounts        36,307      1,049     2.89%       34,969      1,185     3.39%       36,390     1,297     3.56%
      Savings accounts             32,137        695     2.16%       32,869        881     2.68%       33,220       973     2.93%
      Time deposits                76,469      4,256     5.57%       53,001      2,707     5.11%       46,683     2,164     4.64%
                                ----------  ---------             ----------  ---------              --------- ---------
  Total interest-bearing
    deposits                      184,893      6,262     3.39%      158,040      5,188     3.28%      153,642     4,978     3.24%

    Federal funds purchased
     and securities sold under
     agreements to repurchase          --         --                     --          --                    --         --
    Federal Home Loan Bank
     advances                      18,874        957     5.07%       15,022        896     5.96%       20,733     1,065     5.14%
                                 ---------  ---------              ---------  ----------             --------- ---------
       Total interest-bearing
         liabilities              203,767      7,219     3.54%      173,062      6,084     3.52%      174,375     6,043     3.47%
                                 ---------  ---------              ---------  ----------             --------- ---------
  Other liabilities                 2,445                             2,899                             2,348
                                 ---------                         ---------                         ---------
  Shareholders' equity             23,865                            21,912                            21,119
                                 ---------                         ---------                         ---------
     Total Liabilities &
       Shareholders' Equity      $273,705                          $234,996                          $231,748
                                ==========  ---------             ==========  ----------          ============ ---------
Net interest spread                          $12,793     4.32%                 $12,098     4.83%                $11,515     4.69%
                                            =========                         ==========                       =========

Interest expense as a percent
 of average earning assets                               2.84%                             2.79%                            2.81%
Net interest margin                                      5.02%                             5.56%                            5.35%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate); and changes in rates (change in rate multiplied by old volume). Changes in rate-volume, which cannot be separately identified, are allocated proportionately between changes in rate and changes in volume.

                              RATE/VOLUME VARIANCE
                                 (In Thousands)


                                                    2001 Compared to 2000                              2000 Compared to 1999
                                         ---------------------------------------------    ------------------------------------------
                                                          Due to          Due to                          Due to         Due to
                                           Change         Volume           Rate            Change         Volume          Rate
                                         -----------    ------------   -------------     -----------   -------------   ------------
INTEREST INCOME:
Loans; taxable                           $      973     $     1,198      $     (225)      $   1,577      $    1,611       $    (34)
Loans; tax-exempt                                91              61              30             (84)            (10)           (74)
Securities; taxable                             493             531             (38)           (669)           (667)            (3)
Securities; tax-exempt                           50              46               5             (61)            (19)           (42)
Deposits in banks                                (2)             (1)             (2)            (27)            (28)             2
Federal funds sold                              226             307             (81)           (112)           (338)           226
                                         -----------    ------------   -------------     -----------   -------------   ------------
     Total Interest Income                    1,831           2,142            (311)            624             549             75
                                         -----------    ------------   -------------     -----------   -------------   ------------

INTEREST EXPENSE:
NOW accounts                                   (153)             34            (187)           (129)             (2)          (127)
Money market accounts                          (135)             47            (182)           (112)            (50)           (62)
Savings accounts                               (186)            (19)           (167)            (92)            (10)           (81)
Time deposits                                 1,550           1,288             262             543             311            232
Federal funds purchased and securities
   sold under agreements to repurchase           --              --              --              --              --             --
Federal Home Loan Bank Advances                  61             147             (86)           (169)           (402)           233
                                         -----------    ------------   -------------     -----------   -------------   ------------
     Total Interest Expense                   1,137           1,497            (360)             41            (153)           195
                                         -----------    ------------   -------------     -----------   -------------   ------------
Net Interest Income                      $      694     $       645      $       49       $     583      $      702       $   (120)
                                         ===========    ============   =============     ===========   =============   ============

LOAN PORTFOLIO

At December 31, 2001 and 2000, net loans accounted for 72.7% and 79.2%, respectively, of total assets and was the largest category of Bankshares' earning assets.

Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectable, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

Bankshares adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement has been amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." FASB Statement No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the fair value of the collateral. FASB Statement No. 114, as amended also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

A loan is considered impaired when it is probable that TFB will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expect future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered "insignificant" and would not indicate an impairment situation, if in management's judgement the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under FASB Statement No. 114. Charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible, as is the case for all loans.

Bankshares considers all consumer installment loans and residential mortgage loans to be homogenous loans. These loans are not subject to impairment under FASB Statement No. 114.

Loans are placed on non-accrual status when they have been specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2001, 2000, 1999, 1998, and 1997.


                          LOAN PORTFOLIO (IN THOUSANDS)

                                                                                   December 31,
                                                    -------------------------------------------------------------------------
                                                       2001            2000           1999           1998           1997
                                                    ------------   -------------  -------------   ------------   ------------
Loans secured by real estate:
  Construction and land development                 $    16,851    $     12,948   $     11,746      $   8,297      $   6,998
  Secured by farmland                                     2,220             381            903          1,163          1,449
  Secured by 1-4 family residential                      72,692          74,167         64,921         53,430         42,120
  Nonfarm, nonresidential loans                          62,845          53,959         50,988         49,814         34,513
Commercial and industrial loans
  (except those secured by real estate)                  15,154          17,148         16,689         16,933         15,844
Loans to individuals (except those
  secured by real estate)                                34,640          36,083         33,787         30,284         24,417
All other loans                                           5,962           5,873          4,868          4,620          5,176
                                                    ------------   -------------  -------------   ------------   ------------
      Total loans                                       210,364         200,559        183,902        164,541        130,517

Less:  Unearned discount                                     54             126            115            416            709
                                                    ------------   -------------  -------------   ------------   ------------
     Total Loans, Net                               $   210,310    $    200,433   $    183,787    $   164,125    $   129,808
                                                    ============   =============  =============   ============   ============

The following table sets forth certain information with respect to TFB's non-accrual, restructured and past due loans, as well as foreclosed assets, for the periods indicated:

                     NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE
                                 (In Thousands)


                                                               Years ended December 31,
                                       -------------------------------------------------------------------------
                                           2001           2000           1999           1998           1997
                                       -------------  -------------   ------------   ------------   ------------

Nonaccrual loans                       $        913   $        121    $       125    $       666    $       551
Restructured loans                                0              0              0              0              0
Other real estate owned                           0              0              0             57            199
                                       -------------  -------------   ------------   ------------   ------------
  Total Non-Performing Assets          $        913   $        121    $       125    $       723    $       750
                                       =============  =============   ============   ============   ============
Loans past due 90 days
  accruing interest                    $        541   $        800    $       170    $       951    $       491
                                       =============  =============   ============   ============   ============
Allowance for loan losses to
  total loans at period end                    1.36%          1.27%          1.24%          1.13%          1.27%

Non-performing assets to
  period end loans and other
  real estate owned                            0.43%          0.06%          0.07%          0.44%          0.58%


Potential Problem Loans: At December 31, 2001, Management is not aware of any significant problem loans not included in table.

SUMMARY OF LOAN LOSS EXPERIENCE

ANALYSIS OF LOAN LOSS EXPERIENCE. The allowance for loan losses is maintained at a level, which, in management's judgement, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans, and current economic conditions. Management periodically reviews the loan portfolio to determine probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance remains subject to change.

Additions to the allowance for loan losses, recorded as the provision for loan losses on Bankshares' statements of income, are made monthly to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan-loss experience, the amount of loan losses actually charged off or recovered during a given period and current national and local economic conditions.

At December 31, 2001, 2000, 1999, 1998, and 1997 the allowance for loan losses was $2,857,000, $2,554,000, $2,284,000, $1,853,000, and $1,655,000,
respectively.

The following table summarizes TFB's loan loss experience for each of the last five years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)

                                                                           Year Ended December 31,
                                                   -------------------------------------------------------------------------
                                                     2001           2000           1999            1998           1997
                                                  ------------   ------------   ------------   -------------  -------------
Allowance for Loan Losses, January 1              $     2,554    $     2,284    $     1,853     $     1,655   $      1,465
                                                  ------------   ------------   ------------   -------------  -------------

Loans Charged-Off:
    Commercial, financial and
      agricultural                                         91            247            217             108            176
    Real estate-construction
      and development                                       0              4              0               0              0
    Real estate-mortgage                                  100             20              0              40              0
    Consumer                                               86            171            110             223            187
                                                  ------------   ------------   ------------   -------------  -------------
      Total Loans Charged-Off                     $       277    $       442    $       327    $        371   $        363
                                                  ------------   ------------   ------------   -------------  -------------

Recoveries:
    Commercial, financial and
      agricultural                                        193             45             18               6              7
    Real estate-construction
      and development                                       0              0              0               0              0
    Real estate-mortgage                                    0            177              4               0              0
    Consumer                                               37             33             41              29             81
                                                  ------------   ------------   ------------   -------------  -------------
      Total Recoveries                            $       230    $       255    $        63    $         35   $         88
                                                  ------------   ------------   ------------   -------------  -------------
      Net Charge-Offs                             $        47    $       187    $       264    $        336   $        275
                                                  ------------   ------------   ------------   -------------  -------------

Provision for Loan Losses                         $       350    $       457    $       695    $        534   $        465
                                                  ------------   ------------   ------------   -------------  -------------

Allowance for Loan Losses, December 31            $     2,857    $     2,554    $     2,284    $      1,853   $      1,655
                                                  ============   ============   ============   =============  =============

    Ratio of Net Charge-Offs
     to Average Loans:                                  0.02%          0.10%          0.15%           0.23%          0.22%
                                                  ============   ============   ============   =============  =============

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES. The following table allocates the allowance for loan losses at December 31, 2001, 2000, 1999, 1998, and 1997 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur. During 2001, TFB refined its policies, guidelines, and methods for determining the allowance for loan losses, and allocating the allowance among various loan categories. Greater weight was given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. As a result, the allocation of the allowance for loan losses in 2001 may not be comparable to prior periods.

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)

                                      2001                              2000                             1999
                          ----------------------------      ----------------------------      ----------------------------
                           Allowance       Percentage        Allowance       Percentage        Allowance       Percentage
                           for Loan         of Total         for Loan         of Total         for Loan         of Total
                            Losses            Loans           Losses            Loans           Losses            Loans
                          ------------    ------------      ------------    ------------      ------------    ------------
Commercial                $     1,982           7.21%       $       950           8.55%        $      895           9.08%
Agricultural                                    0.00%                             0.00%                             0.00%
Real Estate:
   Construction                                 8.01%                25           6.46%                             6.39%
   Secured by Farmland                          1.06%                             0.19%                             0.49%
   1-4 Family Residential         448          34.56%               300          36.98%               264          35.32%
   Other Real Estate                           29.88%                50          26.90%                            27.74%
Consumer                          427          16.45%             1,229          17.99%             1,125          18.38%
All Other Loans                                 2.83%                             2.93%                             2.65%
                          ------------    ------------      ------------    ------------      ------------    ------------
                          $     2,857         100.00%       $     2,554         100.00%        $    2,284         100.06%
                          ============    ============      ============    ============      ============    ============

                                             1998                                  1997
                                --------------------------------      --------------------------------
                                 Allowance          Percentage         Allowance          Percentage
                                 for Loan            of Total          for Loan            of Total
                                  Losses               Loans            Losses               Loans
                                ------------        ------------      ------------        ------------
Commercial                      $       714              10.29%        $      777              12.14%
Agricultural                                              0.00%                                 0.00%
Real Estate:
   Construction                                           5.04%                                 5.36%
   Secured by Farmland                                    0.71%                                 1.11%
   1-4 Family Residential               160              32.47%               274              32.27%
   Other Real Estate                                     30.27%                                26.44%
Consumer                                979              18.41%               604              18.71%
All Other Loans                                           2.81%                                 3.97%
                                ------------        ------------      ------------        ------------
                                $     1,853             100.00%       $     1,655             100.00%
                                ============        ============      ============        ============

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2001:

                       MATURITY SCHEDULE OF SELECTED LOANS
                                 (In Thousands)

                                                            1 Year
                                            Within          Within            After
                                            1 Year          5 Years          5 Years           Total
                                          ------------    ------------     ------------     ------------
Commercial and industrial loans                 8,009           6,735              410           15,154
Construction Loans                             10,651           5,734              466           16,851
                                          ------------    ------------     ------------     ------------
                                          $    18,660     $    12,469      $       876      $    32,005
                                          ============    ============     ============     ============
 For maturities over one year:
       Floating rate loans                                $       494      $         0      $       494
       Fixed rate loans                                        11,975              876           12,851
                                                          ------------     ------------     ------------
                                                          $    12,469      $       876      $    13,345
                                                          ============     ============     ============

INVESTMENT PORTFOLIO

At December 31, 2001, 2000 and 1999, the carrying values of the major classifications of securities were as follows:

                              INVESTMENT PORTFOLIO
                                 (In Thousands)

                                                 Available for Sale (1)                             Held to Maturity (1)
                                        -------------------------------------------   -------------------------------------------
                                           2001            2000           1999           2001            2000           1999
                                        ------------    -----------    ------------   ------------    -----------    ------------
U.S. Treasury and other U.S.
   Government agencies and
   Corporations                          $   26,844      $   9,559      $   10,639     $        0      $   1,589      $    2,885
Obligations of states and political
   subdivisions                               3,103          1,657             682             --          2,391           2,491
Corporate Bonds                               5,229             --               -             --             --              --
Mutual funds                                     --             --             810
Restricted investment - Federal
   Home Loan Bank stock                       1,150          1,150           1,150
FHLMC preferred stock                           460            488               -
Other securities                                122            122             122
                                        ------------    -----------    ------------   ------------    -----------    ------------
Total                                    $   36,908      $  12,976      $   13,403     $        0      $   3,980      $    5,376
                                        ------------    -----------    ------------   ------------    -----------    ------------

(1) Amounts for held-to-maturity securities are based on amortized cost. Amounts for available-for-sale securities are based on fair value.

ESTIMATED MATURITY OR NEXT RATE ADJUSTMENT DATE

The following is a schedule of estimated maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2001:

                 MATURITY DISTRIBUTION AND YIELDS OF SECURITIES
                                 (in Thousands)

                                                 Due in one year                 Due after 1                   Due after 5
                                                    or less                    through 5 years              through 10 years
                                           ---------------------------   --------------------------   -----------------------------
                                               Amount        Yield          Amount        Yield          Amount        Yield
                                           ------------  -------------   ------------  ------------   ------------  -------------
SECURITIES AVAILABLE FOR SALE:
Obligations of U.S. government
            corporations and agencies       $    1,447          4.57%      $  21,684         4.62%      $   3,052          5.24%
Obligations of states and political
            subdivisions, taxable                    0          0.00%          5,229         5.57%              0          0.00%
Other taxable securities                             0          0.00%              0         0.00%              0          0.00%
                                           ------------                  ------------                 ------------
            Total taxable                   $    1,447                     $  26,913                    $   3,052
                                           ------------                  ------------                 ------------
Obligations of states and political
            subdivisions, tax-exempt             1,415          6.21%            492         6.20%              0          0.00%
                                           ------------                  ------------                 ------------
            TOTAL SECURITIES:               $    2,862                     $  27,405                    $   3,052
                                           ============                  ============                 ============

                                                Due after 10 years
                                               and Equity Securities                Total
                                           ---------------------------   --------------------------
                                             Amount         Yield          Amount         Yield
                                           ------------  -------------   ------------  ------------
SECURITIES AVAILABLE FOR SALE:
Obligations of U.S. government
            corporations and agencies       $      661          6.48%         26,844         4.74%
Obligations of states and political
            subdivisions, taxable                    0          0.00%          5,229         5.58%
Other taxable securities                         1,732          5.76%          1,732         5.76%
                                           ------------                  ------------
            Total taxable                       $2,393                    $   33,805
                                           ------------                  ------------
Obligations of states and political
            subdivisions, tax-exempt             1,196          8.13%          3,103         6.94%
                                           ------------                  ------------
            TOTAL SECURITIES:               $    3,589                    $   36,908
                                           ============                  ============

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

DEPOSITS

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

           DEPOSITS AND RATES PAID (IN THOUSANDS)

                                                                        December 31,
                                  ----------------------------------------------------------------------------------------
                                             2001                          2000                           1999
                                  ---------------------------   ----------------------------  ----------------------------
                                    Amount          Rate          Amount           Rate          Amount          Rate
                                  ------------   ------------   ------------   -------------  -------------   ------------
Noninterest-bearing                $   43,628                    $   37,123                    $    33,906
                                  ------------                  ------------                  -------------
 Interest-bearing:
    NOW accounts                       39,980          0.66%         37,201           1.12%         37,349          1.46%
    Money market accounts              36,307          2.89%         34,969           3.39%         36,390          3.56%
    Regular savings accounts           32,137          2.16%         32,869           2.68%         33,220          2.93%
   Time deposits:                      76,469          5.57%         53,001           5.11%         46,683          4.64%
                                  ------------                  ------------                  -------------
Total interest-bearing             $  184,893          3.39%     $  158,040           3.28%    $   153,642          3.24%
                                  ------------                  ------------                  -------------
Total deposits                     $  228,521                    $  195,163                    $   187,548
                                  ============                  ============                  =============

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2001:

                      MATURITIES OF CERTIFICATES OF DEPOSIT
                  AND OTHER TIME DEPOSITS OF $100,000 AND MORE
                                 (In Thousands)

                                    Within        Three to         Six to         One to          Over
                                    Three           Six            Twelve          Five           Five
                                    Months         Months          Months          Years          Years          Total
                                  ------------   ------------   ------------   -------------  -------------   ------------
                                                                   (Dollars in thousands)
At December 31, 2001               $    2,659     $    4,625     $    6,038     $     8,141    $         0     $   21,463
                                  ============   ============   ============   =============  =============   ============



BORROWED FUNDS

LONG-TERM BORROWINGS. Amounts and weighted average rates for long-term borrowings for 2001, 2000 and 1999 are as follows:

                                                    BORROWED FUNDS (IN THOUSANDS)
                          --------------------------------------------------------------------------------
                              December 31, 2001           December 31, 2000       December 31, 1999
                              Amount        Rate          Amount       Rate       Amount        Rate
                            ----------   -----------   ----------   ---------   ----------   ----------
FHLB Advances                $ 15,000      4.64%        $ 13,000      5.27%      $ 23,000       5.57%


SHORT-TERM BORROWINGS. This information is not required, as the average amount of borrowings during the period did not exceed 30% of shareholders' equity.

CAPITAL

Bankshares and TFB are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that could have a direct material effect on Bankshares' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bankshares and TFB must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Bankshares' and TFB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and TFB to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of December 31, 2001 that Bankshares and TFB meet all capital adequacy requirements to which they are subject.

Bankshares and TFB exceeded their regulatory capital ratios, as set forth in the following table:

                    RISK BASED CAPITAL RATIOS (IN THOUSANDS)

                                                              December 31,
                                                  -------------------------------------
                                                     2001                     2000
                                                  ------------             ------------

Tier 1 Capital:
    Shareholders' Equity                           $   23,930               $   22,504

Tier 2 Capital:
    Allowable Allowance for Loan Losses                 2,497                    2,355

    Total Capital:                                 $   26,427               $   24,859

    Risk Weighted Assets:                          $  199,414               $  188,213

Risk Based Capital Ratios:
     Tier 1 to Risk Weighted Assets                     12.00%                   11.96%

     Total Capital to Risk Weighted Assets              13.25%                   13.21%

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and the accompanying notes presented elsewhere in this document, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of Bankshares and TFB are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on our performance than inflation does. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their effect on Bankshares see "Recent Accounting Pronouncements" in Note 1 of the Notes to Consolidated Financial Statements contained herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An important component of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in market interest rates. TFB is subject to interest rate sensitivity to the degree that its interest-earning assets mature or reprice at different time intervals than its interest-bearing liabilities. However, TFB is not subject to the other major categories of market risk such as foreign currency exchange rate risk or commodity price risk.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions.

TFB monitors exposure to gradual changes in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in equity from gradual changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during 2001.

The following tables present TFB's market value changes in equity under various rate scenarios as of December 31, 2001 and 2000.


                                  MARKET RISK


-----------------------------------------------------------------------------------------------------------------------------------
2001                          Percentage      Market        Minus       Current         Plus        Market      Percentage
(Dollars in thousands)          Change     Value Change    200 pts     Fair Value      200 pts   Value Change     Change
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                 0.00%     $     --      $ 15,421     $ 15,421      $ 15,419           (2)      -0.01%
Securities                         8.83%        3,257        40,165       36,908        34,796       (2,112)      -5.72%
Loans receivable                   4.94%       10,549       224,237      213,688       203,739       (9,949)      -4.66%
                                             --------      --------     --------      --------     --------
Total rate sensitive assets        5.19%       13,806       279,823      266,017       253,954      (12,063)      -4.53%
Other assets                       0.00%           --        24,801       24,801        24,801           --        0.00%
                                             --------      --------     --------      --------     --------
Total assets                       4.75%     $ 13,806      $304,624     $290,818      $278,755     $(12,063)      -4.15%
                                             ========      ========     ========      ========     ========


Demand deposits                    4.06%     $  1,877      $ 48,152     $ 46,275      $ 43,528     $ (2,747)      -5.94%
Rate-bearing deposits              3.27%        6,458       204,005      197,547       190,242       (7,305)      -3.70%
Borrowed funds                     3.01%          454        15,514       15,060        14,620         (440)      -2.92%
Other liabilities                  0.00%           --         2,791        2,791         2,791           --        0.00%
                                             --------      --------     --------      --------     --------
Total liabilities                  3.36%        8,789       270,462      261,673       251,181      (10,492)      -4.01%

Present Value Equity              17.21%        5,017        34,162       29,145        27,574       (1,571)      -5.39%
                                             --------      --------     --------      --------     --------
Total liabilities and equity       4.75%     $ 13,806      $304,624     $290,818      $278,755     $(12,063)      -4.15%
                                             ========      ========     ========      ========     ========



-----------------------------------------------------------------------------------------------------------------------------------
2000                          Percentage      Market        Minus       Current         Plus        Market      Percentage
(Dollars in thousands)          Change     Value Change    200 pts     Fair Value      200 pts   Value Change     Change
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                 0.16%     $     24      $  14,712    $ 14,688      $ 14,664     $    (24)       -0.16%
Securities                         5.31%          900         17,857      16,957        16,129         (828)       -4.88%
Loans receivable                   5.77%       11,360        208,278     196,918       186,597      (10,321)       -5.24%
                                             --------      ---------    --------      --------     --------
Total rate sensitive assets        5.37%       12,284        240,847     228,563       217,390      (11,173)       -4.89%
Other assets                       0.00%           --         20,332      20,332        20,332           --         0.00%
                                             --------      ---------    --------      --------     --------
Total assets                       4.94%     $ 12,284      $ 261,179    $248,895      $237,722     $(11,173)       -4.49%
                                             ========      =========    ========      ========     ========


Demand deposits                  10.66%      $  3,221      $  33,430    $ 30,209      $ 28,489     $ (1,720)       -5.69%
Rate-bearing deposits             3.69%         6,118        171,977     165,859       161,795       (4,064)       -2.45%
Borrowed funds                   14.04%         1,810         14,702      12,892        11,333       (1,559)      -12.09%
Other liabilities                 0.00%            --          2,333       2,333         2,333           --         0.00%
                                             --------      ---------    --------      --------     --------
Total liabilities                 5.28%        11,149        222,442     211,293       203,950       (7,343)       -3.48%

Present Value Equity              3.02%         1,135         38,737      37,602        33,772       (3,830)      -10.19%
                                             --------      ---------    --------      --------     --------
Total liabilities and equity      4.94%      $ 12,284      $ 261,179    $248,895      $237,722     $(11,173)       -4.49%
                                             ========      =========    ========      ========     ========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                               WARRENTON, VIRGINIA

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2001



                                 C O N T E N T S

                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT ON THE
  CONSOLIDATED FINANCIAL STATEMENTS                                           31

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                                 32
  Consolidated statements of income                                           33
  Consolidated statements of cash flows                                       34
  Consolidated statements of changes
    in shareholders' equity                                                   35
  Notes to consolidated financial statements                             36 - 60

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Directors of
Fauquier Bankshares, Inc. and Subsidiaries
Warrenton, Virginia


               We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


               We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.





Winchester, Virginia
January 18, 2002

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                                                                  DECEMBER 31,
                                                                           ------------------------------------------------
                        ASSETS                                                       2001                       2000
                                                                            ----------------------     ---------------------
 Cash and due from banks                                                           $  14,408,495            $  10,841,319
 Interest-bearing deposits in other banks                                                352,536                   49,565
 Federal funds sold                                                                   15,421,000               14,688,000
 Securities (fair value: 2001, $36,907,864;
    2000, $16,957,101)                                                                36,907,864               16,955,981

 Loans, net of allowance for loan losses of $2,856,743 in 2001
    and $2,554,033 in 2000                                                           207,452,738              197,878,880
 Bank premises and equipment, net                                                      6,335,708                5,257,188
 Accrued interest receivable                                                           1,590,282                1,640,550
 Other assets                                                                          2,733,384                2,543,345
                                                                                   -------------            -------------
 Total assets                                                                      $ 285,202,007            $ 249,854,828
                                                                                   =============            =============
              LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
  Deposits:
    Noninterest-bearing                                                            $  50,659,242            $  39,382,364
    Interest-bearing                                                                 193,087,800              172,720,895
                                                                                   -------------            -------------
      Total deposits                                                                 243,747,042              212,103,259
   Federal Home Loan Bank advances                                                    15,000,000               13,000,000
   Dividends payable                                                                     318,356                  291,072
   Other liabilities                                                                   1,979,210                2,041,558
   Commitments and contingent liabilities                                                     --                       --
                                                                                   -------------            -------------
      Total liabilities                                                              261,044,608              227,435,889
                                                                                   =============            =============
 SHAREHOLDERS' EQUITY
  Common stock, par value, $3.13 per share; 8,000,000 shares authorized;
    issued and outstanding, 2001,  1,675,559 shares; 2000, 1,712,191 shares            5,244,500                5,359,158
  Retained earnings                                                                   18,685,761               17,145,324
  Accumulated other comprehensive income (loss)                                          227,138                  (85,543)
                                                                                   -------------            -------------
      Total shareholders' equity                                                      24,157,399               22,418,939
                                                                                   -------------            -------------
      Total liabilities and shareholders' equity                                    $285,202,007            $ 249,854,828
                                                                                   =============            =============

See Notes to Consolidated Financial Statements.

                     FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
          For Each of the Three Years in the Period Ended December 31, 2001


                                                                  2001                2000                1999
                                                             --------------   -----------------   --------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                    $17,617,424     $  16,584,470       $  14,862,821
 Interest on investment securities:
   Taxable interest income                                              --           142,788             213,787

   Interest income exempt from federal income taxes                     --           103,808             114,302

 Interest and dividends on securities available for sale:
   Taxable interest income                                       1,174,762           539,331           1,180,573

   Interest income exempt from federal income taxes                154,816            17,778              13,757
   Dividends                                                       159,089           158,761             149,120
 Interest on federal funds sold                                    675,574           450,492             561,842
 Interest on deposits in other banks                                 2,864             5,251              32,478
                                                               -----------      ------------          ----------
     Total interest and dividend income                         19,784,529        18,002,679          17,128,680
                                                               -----------      ------------        ------------
INTEREST EXPENSE
 Interest on deposits                                            6,263,296         5,188,371           4,977,353
 Interest on Federal Home Loan Bank advances                       957,414           895,984           1,065,369
                                                               -----------        ----------          ----------
   Total interest expense                                        7,220,710         6,084,355           6,042,722
                                                               -----------        ----------          -=--------
   Net interest income                                          12,563,819        11,918,324          11,085,958
 Provision for loan losses                                         350,000           457,498             695,000
                                                               -----------        ----------          ----------
   Net interest income after provision for loan losses          12,213,819        11,460,826          10,390,958
                                                               -----------        ----------          ----------
NONINTEREST INCOME
 Wealth management income                                          704,681           598,520             605,523
 Service charges on deposit accounts                             1,711,222         1,483,245           1,189,526
 Other service charges, commissions and fees                       824,783           750,845             637,181
 Non-loan charge-off recovery                                      542,320                --                  --
 Loss on securities available for sale                                  --          (110,830)                 --
 Other operating income                                             53,090             8,969                 877
                                                               -----------        ----------          ----------
    Total noninterest income                                     3,836,096         2,730,749           2,433,107
                                                               -----------        ----------           ---------
NONINTEREST EXPENSES
 Salaries and employees' benefits                                4,851,413         4,108,482           3,718,435
 Net occupancy expense of premises                                 591,730           467,111             437,293
 Furniture and equipment                                           861,427           834,915             830,603
 Other operating expenses                                        4,060,530         4,254,838           4,036,795
                                                               -----------        ----------          ----------
   Total noninterest expenses                                   10,365,100         9,665,346           9,023,126
                                                                ----------        ----------           ---------
 Income before income taxes and extraordinary item               5,684,815         4,526,229           3,800,939
 Income tax expense                                              1,791,465         1,429,601           1,161,999
                                                                ----------        ----------          ----------
 Income before extraordinary item                                3,893,350         3,096,628           2,638,940

 Extraordinary item, penalty on prepayment of FHLB
    advances, less income tax effect of $194,684                  (377,916)               --                  --
                                                               -----------       -----------         -----------
   Net income                                                  $ 3,515,434       $ 3,096,628         $ 2,638,940
                                                               ===========       ===========         ===========

EARNINGS PER SHARE, basic, before extraordinary item           $      2.28       $      1.76         $      1.46
   Extraordinary item                                                (0.22)               --                  --
                                                               -----------       -----------         -----------
EARNINGS PER SHARE, basic                                             2.06              1.76                1.46
                                                               ===========       ===========         ===========

EARNINGS PER SHARE, assuming dilution, before
    extraordinary item                                         $      2.24       $      1.75         $      1.45
   Extraordinary item                                                (0.22)               --                  --
                                                               -----------       -----------         -----------
EARNINGS PER SHARE, assuming dilution                          $      2.02       $      1.75         $      1.45
                                                               ===========       ===========         ===========


See Notes to Consolidated Financial Statements.

                      FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
           For Each of the Three Years in the Period Ended December 31, 2001


                                                                              2001                2000                  1999
                                                                         -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                              $   3,515,434        $   3,096,628        $   2,638,940
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                               747,886              747,145              764,862
   Provision for loan losses                                                   350,000              457,498              695,000
   Provision for other real estate                                                  --                   --                6,000
   Deferred tax (benefit)                                                      (77,080)            (156,891)            (154,757)
   Loss on securities available for sale                                            --              110,830                   --
   (Gain) loss on other real estate                                                 --               (7,739)                  23
   (Gain) on sale of premises and equipment                                        (65)              (1,230)                (877)
   Amortization of security premiums and
    (accretion) of discounts, net                                               93,021              (63,001)              58,477
   Changes in assets and liabilities:
    (Increase) decrease in other assets                                       (223,769)          (1,078,253)             304,919
    Increase (decrease) in other liabilities                                   (62,348)             576,732               71,339
                                                                         -------------        -------------        -------------
        Net cash provided by operating activities                            4,343,079            3,681,719            4,383,926
                                                                         -------------        -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of securities available for sale                                --              826,979                   --
 Proceeds from maturities, calls and principal
  payments of investment securities                                                 --            1,401,804            1,588,605
 Proceeds from maturities, calls and principal
  payments of securities available for sale                                 11,960,187            2,422,512           17,271,037
 Purchase of securities available for sale                                 (31,531,332)          (2,447,894)         (15,466,607)
 Proceeds from sale of premises and equipment                                       65                1,230                  877
 Proceeds from sale of other real estate owned                                      --              355,561              175,175
 Purchase of premises and equipment                                         (1,826,406)            (410,085)            (479,373)
 Purchase of other investment                                                       --             (749,000)                  --
 Improvements to other real estate owned                                            --               (2,774)                  --
 Net (increase) in loans                                                    (9,923,858)         (17,178,114)         (20,050,275)
                                                                         -------------        -------------        -------------
        Net cash (used in) investing activities                            (31,321,344)         (15,779,781)         (16,960,561)
                                                                         -------------        -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand deposits, NOW accounts
  and saving accounts                                                       36,585,184           (2,582,805)           4,134,077
 Net increase (decrease) in certificates of deposit                         (4,941,401)          27,413,390            3,921,455
 Federal Home Loan Bank advances                                            10,000,000                   --            5,000,000
 Federal Home Loan Bank principal repayments                                (8,000,000)         (10,000,000)                  --
 Cash dividends paid                                                        (1,194,739)          (1,092,198)            (978,308)
 Issuance of common stock                                                       28,309               22,932               42,286
 Acquisition of common stock                                                  (895,941)          (1,069,839)          (1,288,079)
                                                                         -------------        -------------        -------------
        Net cash provided by financing activities                           31,581,412           12,691,480           10,831,431
                                                                         -------------        -------------        -------------
        Increase (decrease) in cash and cash equivalents                     4,603,147              593,418           (1,745,204)

CASH AND CASH EQUIVALENTS
 Beginning                                                                  25,578,884           24,985,466           26,730,670
                                                                         -------------        -------------        -------------
 Ending                                                                  $  30,182,031        $  25,578,884        $  24,985,466
                                                                         =============        =============        =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for:
  Interest                                                               $   7,371,938        $   5,704,615        $  6,115,327
                                                                         =============        =============        =============

  Income taxes                                                           $   1,872,500        $   1,467,000        $   1,281,000
                                                                         =============        =============        =============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
 Other real estate acquired in settlement of loans                      $           --        $     345,048        $     124,254
                                                                         =============        =============        =============

 Unrealized gain (loss) on securities available for sale, net           $      473,759        $     427,822        $    (546,152)
                                                                         =============        =============        =============

 Transfer of securities from held to maturity to available for sale     $    3,980,765        $          --        $          --
                                                                         =============        =============        =============

See Notes to Consolidated Financial Statements.

              FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
   For Each of the Three Years in the Period Ended December 31, 2001


                                                                                           ACCUMULATED
                                                                                             OTHER
                                                                                             COMPRE-       COMPRE-
                                                  COMMON       CAPITAL       RETAINED        HENSIVE       HENSIVE
                                                  STOCK        SURPLUS       EARNINGS     INCOME (LOSS)    INCOME         TOTAL
                                               ------------ ------------- --------------  ------------- ------------- --------------
 BALANCE, DECEMBER 31, 1998                    $ 5,752,220   $       --    $ 15,432,062   $    (7,446)                 $ 21,176,836
  Comprehensive income:
   Net income                                           --           --       2,638,940            --    $  2,638,940     2,638,940
  Other comprehensive income net of tax,
   unrealized holding losses on securities
   available for sale, net of deferred income
   taxes of $185,692                                    --           --              --      (360,460)       (360,460)     (360,460)
                                                                                                         ------------
  Total comprehensive income                            --           --              --            --    $  2,278,480            --
                                                                                                         ============
  Cash dividends ($0.56 per share)                      --           --      (1,005,168)           --                    (1,005,168)
  Acquisition of 68,213 shares of
   common stock                                   (213,507)          --      (1,074,572)           --                    (1,288,079)
  Exercise of stock options                         14,023           --          28,263            --                        42,286
                                               -----------   ----------    ------------   -----------                  ------------
 BALANCE, DECEMBER 31, 1999                      5,552,736           --      16,019,525      (367,906)                   21,204,355
  Comprehensive income:
   Net income                                           --           --       3,096,628            --       3,096,628     3,096,628
  Other comprehensive income net of tax:
   Unrealized holding gains on securities
     available for sale, net of deferred income
     taxes of $107,777                                                                                        209,215
  Add reclassification adjustment net of
   income tax benefit of $37,682                                                                               73,148
                                                                                                         ------------
 Other comprehensive income, net of tax                 --           --              --       282,363         282,363       282,363
                                                                                                         ------------
 Total comprehensive income                             --           --              --            --    $  3,378,991            --
                                                                                                         ============
 Cash dividends ($.64 per share)                        --           --      (1,117,500)           --                    (1,117,500)
 Acquisition of 63,120 shares of
  common stock                                    (197,566)          --        (872,273)           --                    (1,069,839)
                                               -----------   ----------    ------------   -----------                  ------------
 Issuance of common stock                            3,988           --          18,944            --                        22,932
BALANCE, DECEMBER 31, 2000                       5,359,158           --      17,145,324       (85,543)                   22,418,939
 Comprehensive income:
  Net income                                            --           --       3,515,434            --    $  3,515,434     3,515,434
 Other comprehensive income net of tax:
  Unrealized holding gains on securities
   available for sale, net of deferred income
   taxes of $161,078                                    --           --              --       312,681         312,681       312,681
                                                                                                         ------------
 Total comprehensive income                                                                              $  3,828,115            --
                                                                                                         ============
 Cash dividends ($.72 per share)                        --           --      (1,222,023)           --                    (1,222,023)
 Acquisition of 38,958 shares of
  common stock                                    (121,938)          --        (774,003)           --                      (895,941)
 Issuance of common stock                            4,150           --          15,409            --                        19,559
 Exercise of stock options                           3,130           --           5,620            --                         8,750
                                               -----------   ----------    ------------   -----------                  ------------
BALANCE, DECEMBER 31, 2001                     $ 5,244,500   $       --    $ 18,685,761   $   227,138                  $ 24,157,399
                                               ===========   ==========    ============   ===========                  ============

 See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For Each of the Three Years in the Period Ended December 31, 2001


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

         The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

           PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. and its wholly-owned subsidiary, The Fauquier Bank, of which Fauquier Bank Services, Inc. is its sole subsidiary. In consolidation, significant intercompany accounts and transactions have been eliminated.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

             Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses.

           USE OF ESTIMATES

             In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

           ADVERTISING

             The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses of $262,886, $258,997 and $215,119 were incurred in 2001, 2000 and
             1999, respectively.

           RECLASSIFICATIONS

             Certain reclassifications have been made to prior period balances to conform to the current year presentation.

           RECENT ACCOUNTING PRONOUNCEMENTS

             In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

             In June 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Statement is not expected to have a material effect on the Corporation's financial statements.

             In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. The Statement is not expected to have a material effect on the Corporation's financial statements.


NOTE 2.  SECURITIES

         The amortized cost of securities available for sale, with unrealized gains and losses follows:

                                                                DECEMBER 31, 2001
                                     -----------------------------------------------------------------------
                                                             GROSS              GROSS
                                        AMORTIZED          UNREALIZED         UNREALIZED           FAIR
                                          COST               GAINS             (LOSSES)            VALUE
                                     --------------       -------------      ------------      -------------
Obligations of U.S.
 Government corporations
 and agencies                        $  26,680,369        $     202,404      $     (38,948)    $  26,843,825
Obligations of states and
 political subdivisions                  3,043,644               59,399                 --         3,103,043
Corporate bonds                          5,080,203              148,793                 --         5,228,996
Restricted investments:
 Federal Home Loan
  Bank stock                             1,150,000                   --                 --         1,150,000
 Federal Reserve Bank
  stock                                     72,000                   --                 --            72,000
 Community Bankers'
  Bank stock                                50,000                   --                 --            50,000
 FHLMC preferred
  stock                                    487,500                   --            (27,500)          460,000
                                     -------------        -------------      -------------     -------------
                                     $  36,563,716        $     410,596      $     (66,448)    $  36,907,864
                                     =============        =============      =============     =============

                                                                DECEMBER 31, 2000
                                     -----------------------------------------------------------------------
                                                             GROSS              GROSS
                                        AMORTIZED          UNREALIZED         UNREALIZED           FAIR
                                          COST               GAINS             (LOSSES)            VALUE
                                     --------------       -------------      -------------     -------------
Obligations of U.S.
 Government corporations
  and agencies                       $   9,706,802        $       9,609      $    (157,327)    $   9,559,084
Obligations of states and
 political subdivisions                  1,639,644               18,108                 --         1,657,752
Restricted investments:
 Federal Home Loan
  Bank stock                             1,150,000                   --                 --         1,150,000
 Federal Reserve Bank
  stock                                     72,000                   --                 --            72,000
 Community Bankers'
  Bank stock                                50,000                   --                 --            50,000
 FHLMC preferred
  stock                                    487,500                   --                 --           487,500
                                     -------------        -------------      -------------     -------------
                                     $  13,105,946        $      27,717      $    (157,327)    $  12,976,336
                                     =============        =============      =============     =============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.


                                                                  2001
                                                      -----------------------------
                                                       Amortized           Fair
                                                          Cost            Value
                                                      -------------   -------------
       Due in one year or less                        $   1,400,057   $   1,414,723
       Due after one year through five years              8,485,027       8,663,550
       Due after five years through ten years             6,301,405       6,368,707
       Due after ten years                               18,617,727      18,728,884
       Equity securities                                  1,759,500       1,732,000
                                                      -------------   -------------
                                                      $  36,563,716   $  36,907,864
                                                      =============   =============


For the year ended December 31, 2000, proceeds from sales of securities available for sale amounted to $826,979. Gross realized losses amounted to $110,830. The tax (benefit) applicable to this net realized loss amounted to $(37,682). There were no sales of securities available for sale for the years ended December 31, 2001 and 1999.

The amortized cost of securities held to maturity, with unrealized gains and losses follows:


                                                               DECEMBER 31, 2000
                                          ------------------------------------------------------------
                                                             GROSS           GROSS
                                           AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                             COST            GAINS          (LOSSES)          VALUE
                                          ------------------------------------------------------------
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
                                          ===========     ===========       ===========    ===========



In accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Corporation transferred the above held to maturity securities to the available for sale category on January 1, 2001.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $6,281,107 and $7,609,612 at December 31, 2001 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 3.  LOANS

         A summary of the balances of loans follows:


                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                          2001                2000
                                                                        ---------          ---------
                                                                            (Dollars in Thousands)
          Mortgage loans on real estate:
           Construction                                                 $  16,851          $  12,948
           Secured by farmland                                              2,220                381
           Secured by 1 to 4 family residential                            72,692             74,167
           Other real estate loans                                         62,845             53,959
          Commercial and industrial loans (except
           those secured by real estate)                                   15,154             17,148
          Consumer installment loans                                       34,640             36,083
          All other loans                                                   5,962              5,873
                                                                        ---------          ---------
                   Total loans                                            210,364            200,559
          Less: Unearned income                                                54                126
                Allowance for loan losses                                   2,857              2,554
                                                                        ---------          ---------
                   Net loans                                            $ 207,453          $ 197,879
                                                                        =========          =========



NOTE 4.  ALLOWANCE FOR LOAN LOSSES

         Analysis of the allowance for loan losses follows:


                                                                    2001             2000             1999
                                                                 -----------      -----------     ------------
           Balance at beginning of year                          $ 2,554,033      $ 2,284,348     $ 1,853,150
           Provision charged to operating expense                    350,000          457,498         695,000
           Recoveries added to the allowance                         230,310          254,698          63,368
           Loan losses charged to the allowance                     (277,600)        (442,511)       (327,170)
                                                                 -----------      -----------     -----------
           Balance at end of year                                $ 2,856,743      $ 2,554,033     $  2,284,348
                                                                 ===========      ===========     ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         Information about impaired loans is as follows:


                                                             2001                2000
                                                          -----------         -----------
          Impaired loans for which an allowance
            has been provided                             $   776,755         $        --
          Impaired loans for which no allowance
            has been provided                                      --                  --
                                                          -----------         -----------
               Total impaired loans                       $   776,755         $        --
                                                          ===========         ===========
          Allowance provided for impaired loans,
            included in the allowance for loan losses     $   200,000         $        --
                                                          ===========         ===========



                                                             2001                2000                1999                1997
                                                          -----------         -----------         -----------         -----------

          Average balance in impaired loans               $   843,586         $    12,804         $   330,980         $   644,283
                                                          ===========         ===========         ===========         ===========

          Interest income recognized                      $        --         $        --         $    10,519         $    46,497
                                                          ===========         ===========         ===========         ===========

         No additional funds are committed to be advanced in connection with impaired loans.

         Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $136,134, $121,057 and $49,534 at December 31, 2001, 2000
         and 1999, respectively. If interest on these loans had been accrued, such income would have approximated $4,066, $3,509 and $1,421 for 2001, 2000 and 1999, respectively.


NOTE 5.  RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Corporation has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which amounted to $4,652,519 at December 31, 2001 and $4,788,426 at December 31, 2000. During 2001, total principal additions were $717,750 and total principal payments were $853,657.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 6.  BANK PREMISES AND EQUIPMENT, NET

         A summary of the cost and accumulated depreciation of premises and equipment follows:


                                                                            2001                 2000
                                                                       -------------        -------------
           Land                                                        $     864,667        $     864,667
           Buildings and improvements                                      6,186,054            5,967,455
           Furniture and equipment                                         7,063,646            6,008,597
            Leasehold improvements                                           273,817                   --
           Construction in progress                                          259,976                   --
                                                                       -------------        -------------
                                                                          14,648,160           12,840,719
           Less accumulated depreciation and amortization                  8,312,452            7,583,531
                                                                       -------------        -------------
                                                                       $   6,335,708        $   5,257,188
                                                                       =============        =============


         Depreciation and amortization charged to operations totaled $747,886, $747,145 and $764,862 in 2001, 2000 and 1999, respectively.


NOTE 7.  DEPOSITS

         The aggregate amount of time deposits, in denominations of $100,000 or more at December 31, 2001 and 2000 was $21,462,537 and $24,420,250,
         respectively.

         At December 31, 2001, the scheduled maturities of time deposits are as follows:


          2002                      $ 48,536,018
          2003                        11,798,730
          2004                         1,912,861
          2005                         5,937,973
          2006                           810,650
                                    ------------
                                    $ 68,996,232
                                    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 8.  EMPLOYEE BENEFIT PLANS

         The following tables provide a reconciliation of the changes in the defined benefit plan's obligations and fair value of assets over the three-year period ending December 31, 2001, computed as of October 1st of each respective year:

                                                                     2001             2000               1999              1997
                                                                 ------------     ------------       ------------      ------------
         CHANGE IN BENEFIT OBLIGATION
          Benefit obligation, beginning                          $  3,736,910     $  3,339,553       $  3,086,296      $  2,193,845
          Service cost                                                215,762          178,513            193,629           140,968
          Interest cost                                               278,253          248,451            229,513           162,425
          Actuarial (gain) loss                                      (115,194)          40,973             19,907           335,902
          Benefits paid                                               (78,792)         (70,580)          (189,792)          (65,117)
                                                                 ------------     ------------       ------------      ------------
          Benefit obligation, ending                             $  4,036,939     $  3,736,910       $  3,339,553      $  2,768,023
                                                                 ------------     ------------       ------------      ------------

         CHANGE IN PLAN ASSETS
          Fair value of plan assets, beginning                   $  4,470,263     $  3,679,064       $  3,154,626      $  2,523,098
          Actual return on plan assets                               (914,910)         831,151            714,230           653,203
          Employer contributions                                      297,908           30,628                 --                --
          Benefits paid                                               (78,792)         (70,580)          (189,792)          (65,117)
                                                                 ------------     ------------       ------------      ------------
          Fair value of plan assets, ending                      $  3,774,469     $  4,470,263       $  3,679,064      $  3,111,184
                                                                 ------------     ------------       ------------      ------------

         FUNDED STATUS                                           $   (262,470)    $    733,353       $    339,511      $    343,161
          Unrecognized net actuarial (gain) loss                       65,173       (1,170,638)          (726,229)         (631,080)
          Unrecognized net obligation at transition                  (189,782)        (208,761)          (227,740)         (265,698)
          Unrecognized prior service cost                              77,669           85,435             93,201           108,733
                                                                 ------------     ------------       ------------      ------------
          Accrued benefit cost included in other liabilities     $   (309,410)    $   (560,611)      $   (521,257)     $   (444,884)
                                                                 ============     ============       ============      ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2001, 2000 and 1999:

                                                          2001                 2000                1999
                                                       ----------           ----------          ----------
          COMPONENTS OF NET PERIODIC
           BENEFIT COST
            Service cost                               $  215,762           $  178,513          $  193,629
            Interest cost                                 278,253              248,451             229,513
            Expected return on plan assets               (399,914)            (328,706)           (267,066)
            Amortization of prior service cost              7,766                7,766               7,766
            Amortization of net obligation
             at transition                                (18,979)             (18,979)            (18,979)
            Recognized net actuarial gain                 (36,181)             (17,063)                 --
                                                       ----------           ----------          ----------
            Net periodic benefit cost                  $   46,707           $   69,982          $  144,863
                                                       ==========           ==========          ==========



         The assumptions used in the measurement of the Corporation's benefit obligation are shown in the following table:

                                                     2001           2000           1999
                                                     ----           ----           ----
          WEIGHTED-AVERAGE ASSUMPTIONS
           AS OF DECEMBER 31
            Discount rate                            7.5%           7.5%           7.5%
            Expected return on plan assets           9.0%           9.0%           9.0%
            Rate of compensation increase            5.0%           5.0%           5.0%

         The Corporation has a defined contribution retirement plan under Code
         Section 401(k) of the Internal Revenue Service covering employees who have completed 6 months of service and who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 15% of their covered compensation for the year, subject to certain limitations. The Corporation may also make, but is not required to make, a discretionary matching contribution. The amount of this matching contribution, if any, is determined on an annual basis by the Board of Directors. The Corporation made contributions to the plan for the years ended December 31, 2001, 2000 and 1999 of $74,880, $72,922 and $63,057, respectively.


NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

         The Fauquier Bank has entered into two long-term banking facility leases. The first lease was entered into on January 31, 1999. The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank's Sudley Road, Manassas branch. Annual rent currently is $41,160.

     The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001. The lease provides for an original ten-year term with the right to renew for two additional ten-year periods beginning on June 1, 2001. Annual rent is $37,400 for the first five years and $40,700 annually commencing with the sixth year.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         Total rent expense was $73,076, $48,784, and $31,068 for 2001, 2000 and
         1999, respectively, and was included in occupancy expense.

         The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:


                     2002                               $     82,970
                     2003                                     84,557
                     2004                                     41,339
                     2005                                     37,400
                     2006                                     39,325
                     Thereafter                              179,758
                                                        ------------
                                  Total                 $    465,349
                                                        ============


         As members of the Federal Reserve System, the Corporation's subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2001 and 2000, the aggregate amounts of daily average required balances were approximately $8,300,000 and $4,044,000, respectively.

         In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. The Corporation does not anticipate losses as a result of these transactions.

         See Note 15 with respect to financial instruments with off-balance-sheet risk.


NOTE 10. INCOME TAXES

         The components of the net deferred tax assets included in other assets are as follows:


                                                                    2001           2000            1999
                                                                 ----------     ----------      ----------
          Deferred tax assets:
           Allowance for loan losses                             $  837,466     $  734,545      $  625,995
           Accrued pension obligation                               105,826        190,114         166,320
           Interest on nonaccrual loans                              31,076          1,193           1,797
           Allowance on other real estate owned                          --             --             652
           Securities available for sale                                 --         44,067         189,528
           Other                                                     11,329             --              --
                                                                 ----------     ----------      ----------
                                                                    985,697        969,919      $  984,292
                                                                 ----------     ----------      ----------
          Deferred tax liabilities:
           Securities available for Sale                            117,011             --              --
           Other                                                     35,518          1,711           1,416
           Accumulated depreciation                                 217,778        268,820         294,918
                                                                    370,307        270,531         296,334
                                                                 ----------     ----------      ----------
          Net deferred tax assets                                $  615,390     $  699,388      $  687,958
                                                                 ==========     ==========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         Allocation of federal income taxes between current and deferred portions is as follows:


                                                  YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         2001           2000            1999
                                      -----------   ------------    -----------
          Current tax expense         $ 1,673,861    $ 1,586,492    $ 1,316,756
          Deferred tax (benefit)          (77,080)      (156,891)      (154,757)
                                      -----------    -----------    -----------
                                      $ 1,596,781    $ 1,429,601    $ 1,161,999
                                      ===========    ===========    ===========

         The reasons for the difference between the statutory federal income tax rate and the effective tax rates are summarized as follows:


                                                   2001            2000           1999
                                                -----------    -----------    -----------
          Computed "expected" tax expense       $ 1,932,837    $ 1,538,918    $ 1,292,319
          Decrease in income taxes
           resulting from:
            Tax-exempt interest income             (135,625)      (106,799)      (116,442)
            Extraordinary item                     (194,684)          --             --
            Other                                    (5,747)        (2,518)       (13,878)
                                                -----------    -----------    -----------
                                                $ 1,596,781    $ 1,429,601    $ 1,161,999
                                                ===========    ===========    ===========


NOTE 11. EARNINGS PER SHARE

         The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.


                                           2001                           2000                           1999
                                ---------------------------    ---------------------------    ----------------------------
                                               PER SHARE                      PER SHARE                      PER SHARE
                                   SHARES        AMOUNT           SHARES        AMOUNT           SHARES        AMOUNT
                                ------------   ------------    ------------   ------------    ------------   ------------

Basic earnings per share           1,703,433   $       2.06       1,755,182   $       1.76       1,802,165   $       1.46
                                               ============                   ============                   ============

Effect of dilutive securities,
  stock options                       33,415                         11,591                         15,967
                                ------------                   ------------                   ------------
Diluted earnings per share         1,736,848   $       2.02       1,766,773   $       1.75       1,818,132   $       1.45
                                ============   ============    ============   ============    ============   ============

         Options on 49,280 and 80,060 shares of common stock were not included in computing diluted EPS in 2000 and 1999, respectively, because their effects were antidilutive. Note 12. Stock Option Plans

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 12. STOCK OPTION PLANS

         OMNIBUS STOCK OWNERSHIP AND LONG-TERM INCENTIVE PLAN

         In 1998, the Corporation adopted an incentive stock option plan under which options may be granted to certain key employees for purchase of the Corporation's stock. The effective date of the plan was April 21, 1998 with a ten-year term. The plan reserves for issuance 200,000 shares of the Corporation's common stock. The stock option plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Corporation, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The plan was amended and restated effective January 1, 2000, to include non-employee directors and added an additional 90,000 shares to be available to directors. The plan provides for an annual issuance of 1,867 options to non-employee directors during their initial three-year term to achieve a total share holding of 5,600. The annual issuance of options to nonemployee directors subsequent to their initial three-year term requires Board action each year with a recommended level of 1,000 options per nonemployee director per year. The options granted under the Plan are not exercisable for six months from the date of grant except in the case of death or disability. Options that are not exercisable at the time a director's services on the Board terminates for reason other than death, disability or retirement in accordance with the Corporation's policy will be forfeited.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

                                                                           DECEMBER 31,
                                                         ---------------------------------------------
                                                              2001           2000             1999
                                                         -------------   -------------   -------------

          Net income                     As reported     $   3,515,434   $   3,096,628   $   2,638,940
                                         Pro forma       $   3,247,129   $   2,872,942   $   2,511,546

          Earnings per share             As reported     $        2.06   $        1.76   $        1.46
                                         Pro forma       $        1.91   $        1.64   $        1.39

          Earnings per share -           As reported     $        2.02   $        1.75   $        1.45
             assuming dilution           Pro forma       $        1.87   $        1.63   $        1.38

         The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:


                                                           DECEMBER 31,
                                         ---------------------------------------------
                                             2001             2000           1999
                                         -------------   --------------  -------------

           Dividend yield                       0.69%           0.65%           0.60%
           Expected life                     10 years        10 years        10 years
           Expected volatility                 18.32%          18.38%          17.88%
           Risk-free interest rate              5.11%           6.70%           6.50%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

          A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive is presented below:

                                          2001                              2000                              1999
                                ------------------------------ --------------------------------- ---------------------------------
                                                   WEIGHTED                         WEIGHTED                           WEIGHTED
                                                   AVERAGE                          AVERAGE                            AVERAGE
                                 NUMBER OF         EXERCISE       NUMBER OF         EXERCISE        NUMBER OF          EXERCISE
                                   SHARES           PRICE           SHARES           PRICE           SHARES            PRICE
                                ------------- ---------------- ---------------- ---------------- ---------------- ----------------

Outstanding at January 1             129,816         $  18.46                          $  19.93                          $  21.00
                                                                        89,968                            61,648
Granted                               42,296            16.13           39,848            16.25           32,800            19.00
Exercised                             (1,000)            8.75               --               --           (4,480)            9.44
                                ------------                   ---------------                   ---------------
Outstanding at December 31           171,112          $ 16.44          129,816         $  18.46           89,968         $  19.93
                                ============                   ===============                   ================


Exercisable at end of year           83,454                             70,347                            56,000
Weighted-average fair value
per option of options granted
during the year                    $   6.21                          $    7.34                          $   6.83


         The status of the options outstanding as of December 31, 2001 for the Omnibus Stock Ownership and Long-Term Incentive and Director Compensation Plans is as follows:


                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       ---------------------------------------   ----------------------------------------
                                                 WEIGHTED                                  WEIGHTED
     REMAINING                                   AVERAGE                                    AVERAGE
    CONTRACTUAL              NUMBER              EXERCISE              NUMBER              EXERCISE
        LIFE              OUTSTANDING             PRICE             EXERCISABLE              PRICE
--------------------   ------------------   ------------------   ------------------   -------------------

     3.33 years                    7,960           $     8.75                7,960            $     8.75
     4.25 years                   11,200                10.13               11,200                 10.13
     5.25 years                   12,320                12.50               12,320                 12.50
     6.25 years                   11,200                20.00               11,200                 20.00
     6.66 years                   13,488                21.00                   --                    --
     7.25 years                   12,320                19.50               12,320                 19.50
     7.66 years                   20,480                19.00                   --                    --
     8.6 years                    39,848                16.25               14,347                 16.25
     9.88 years                   42,296                16.13               14,107                 16.13
                                 -------                                    ------
                                 171,112           $    16.44               83,454            $    15.12
                                 =======                                    ======

         The Corporation also maintains a Director Deferred Compensation Plan (the "Deferred Compensation Plan"). This plan provides that any non-employee director of the Corporation or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Corporation's common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Corporation's common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 13. FEDERAL HOME LOAN BANK ADVANCES

         The Corporation's fixed-rate debt of $15,000,000 at December 31, 2001 matures through 2008. At December 31, 2001 and 2000, the interest rates ranged from 4.51 percent to 4.89 percent and from 4.89 percent to 5.51 percent, respectively. At December 31, 2001 and 2000, the weighted average interest rates were 4.64 percent and 5.27 percent, respectively.

         Advances on the line are secured by all of the Corporation's first lien loans on one-to-four unit single-family dwellings. As of December 31, 2001, the book value of these loans totaled approximately $67,332,000. The amount of the available credit is limited to seventy-five percent of qualifying collateral. Any borrowings in excess of the qualifying collateral requires pledging of additional assets.

         The contractual maturities of Federal Home Loan Bank advances are as follows:

                                                  DECEMBER 31,
                                       ---------------------------------
                                           2001                 2000
                                       ------------         ------------

           Due in 2006                 $ 10,000,000         $        --
           Due in 2008                    5,000,000           13,000,000
                                       ------------         ------------
                                       $ 15,000,000         $ 13,000,000
                                       ============         ============

         An advance dated October 1, 1998 has an imbedded call option that gives the Federal Home Loan Bank the option to call only on the five-year anniversary date. The remaining advance, dated May 10, 2002 has an imbedded call option that gives the Federal Home Loan Bank the option to call only on the two-year anniversary date.


NOTE 14. DIVIDEND LIMITATIONS ON AFFILIATE BANK

         Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2001, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $2,378,573.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

         The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

         At December 31, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk:


                                                            2001                2000
                                                        ------------        ------------
          Financial instruments whose contract
           amounts represent credit risk:
              Commitments to extend credit              $ 47,553,841        $ 54,509,321
              Standby letters of credit                 $  6,102,463        $  6,341,922


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

           DEPOSIT LIABILITIES

             The fair values disclosed for demand deposits (e.g., interest and noninterest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

             The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2001 and 2000, the carrying amounts of loan commitments and standby letters of credit approximated fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

The estimated fair values of the Corporation's financial instruments are as follows:


                                                                   2001                                       2000
                                                 ----------------------------------------  ----------------------------------------
                                                      CARRYING               FAIR               CARRYING               FAIR
                                                       AMOUNT                VALUE               AMOUNT                VALUE
                                                 -------------------  -------------------  -------------------  -------------------
                                                                (Thousands)                               (Thousands)
          Financial assets:
           Cash and short-term
            investments                                 $   14,761               14,761     $         10,891    $          10,891
           Federal funds sold                               15,421               15,421               14,688               14,688
           Securities                                       36,908               36,908               16,956               16,957
           Loans, net                                      207,453              213,688              197,879              196,918
           Accrued interest receivable                       1,590                1,590                1,641                1,641

          Financial liabilities:
           Deposits                                     $  243,747              243,822     $        212,103     $        196,068
           FHLB advances                                    15,000               15,060               13,000               12,892
           Accrued interest payable                            558                  558                  710                  710



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


NOTE 17. OTHER OPERATING EXPENSES

         The principal components of "Other operating expenses" in the Consolidated Statements of Income are:


                                                               2001                2000                 1999
                                                         -----------------   ------------------   -----------------

           Advertising and business development            $      398,694     $        381,204      $      337,503
           Bank card                                              426,738              408,342             401,617
           Data processing                                        719,820              644,911             581,729
           Postage and supplies                                   385,291              253,206             265,319
           Professional and consulting fees                       700,086              855,637             598,423
           Other (no items exceed 1% of total revenue)          1,429,901            1,711,538           1,852,204
                                                         ----------------    -----------------    ----------------
                                                           $    4,060,530      $     4,254,838      $    4,036,795
                                                         ================    =================    ================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 18. CONCENTRATION RISK

         The Corporation maintains its cash accounts in several correspondent banks. The total amount by which cash on deposit in those banks exceeds the federally insured limits is approximately $299,895 at December 31, 2001.


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

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         The Corporation's and Subsidiary's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.


                                                                                                              MINIMUM
                                                                                                             TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                          MINIMUM CAPITAL                 PROMPT CORRECTIVE
                                            ACTUAL                          REQUIREMENT                    ACTION PROVISIONS
                                 ------------------------------     -----------------------------     ---------------------------
                                     AMOUNT           RATIO            AMOUNT            RATIO           AMOUNT            RATIO
                                 ---------------    -----------     --------------     ----------     --------------     --------
As of December 31, 2001:                                               (Amount in Thousands)
 Total Capital (to Risk
  Weighted Assets):
   Consolidated                        $ 26,427          13.2%           $ 15,953           8.0%           N/A              N/A
   The Fauquier Bank                   $ 26,138          13.1%           $ 15,923           8.0%           $ 19,903         10.0%
 Tier 1 Capital (to Risk
  Weighted Assets):
   Consolidated                        $ 23,930          12.0%           $  7,977           4.0%           N/A              N/A
   The Fauquier Bank                   $ 23,646          11.9%           $  7,961           4.0%           $ 11,942         6.0%
 Tier 1 Capital (to
  Average Assets):
   Consolidated                        $ 23,930           8.3%           $ 11,533           4.0%           N/A              N/A
   The Fauquier Bank                   $ 23,646           8.2%           $ 11,538           4.0%           $ 14,422         5.0%

As of December 31, 2000:
 Total Capital (to Risk
  Weighted Assets):
  Consolidated                         $ 24,859          13.2%           $ 15,057           8.0%           N/A              N/A
  The Fauquier Bank                    $ 24,939          13.3%           $ 15,057           8.0%           $ 18,821         10.0%
 Tier 1 Capital (to Risk
  Weighted Assets):
   Consolidated                        $ 22,504          12.0%           $  7,259           4.0%           N/A              N/A
   The Fauquier Bank                   $ 22,584          12.0%           $  7,529           4.0%           $ 11,293         6.0%
 Tier 1 Capital (to
  Average Assets):
   Consolidated                        $ 22,504           9.1%           $  9,864           4.0%           N/A              N/A
   The Fauquier Bank                   $ 22,584           9.2%           $  9,864           4.0%           $ 12,330         5.0%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 20. EXTRAORDINARY ITEM

         The extraordinary item represents the prepayment penalty associated with the repayment of $8 million of Federal Home Loan Bank advances on December 5, 2001. The penalty amounted to $572,600, less the applicable income tax effect of $194,684.


NOTE 21. PARENT CORPORATION ONLY FINANCIAL STATEMENTS

                            FAUQUIER BANKSHARES, INC.
                            (Parent Corporation Only)

                                 BALANCE SHEETS
                           December 31, 2001 and 2000


                                                          DECEMBER 31,
                                                 ---------------------------
            ASSETS                                    2001          2000
                                                 ------------   ------------
 Cash on deposit with subsidiary bank            $     76,164   $     46,624
 Investment in subsidiaries, at cost,
  plus equity in undistributed net income          23,872,648     22,498,032
 Dividend receivable                                  318,356        291,072
 Other assets                                         377,769           --
                                                 ------------   ------------
                                                 $ 24,644,937   $ 22,835,728
                                                 ============   ============

       Liabilities and Shareholders' Equity

 LIABILITIES
  Dividend payable                               $    318,356   $    291,072
  Other liabilities                                   169,182        125,717
                                                 ------------   ------------
                                                      487,538        416,789
                                                 ------------   ------------
 SHAREHOLDERS' EQUITY
  Common stock                                      5,244,500      5,359,158
  Retained earnings, which are substantially
   distributed earnings of subsidiaries            18,685,761
                                                                  17,145,324
  Accumulated other comprehensive income (loss)       227,138        (85,543)
                                                 ------------   ------------
                                                   24,157,399     22,418,939

    Total liabilities and shareholders' equity   $ 24,644,937   $ 22,835,728
                                                 ============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                            FAUQUIER BANKSHARES, INC.
                            (Parent Corporation Only)

                              STATEMENTS OF INCOME
        For Each of the Three Years in the Period Ended December 31, 2001


                                         2001           2000           1999
                                      -----------    -----------    -----------
REVENUE,
 dividends from subsidiaries          $ 2,530,732    $ 2,237,339    $ 2,315,247
                                      -----------    -----------    -----------

EXPENSES
 Legal and professional fees               28,624         35,613        105,153
 Directors' fees                           52,432          6,632         11,959
 Miscellaneous                             35,963         15,003         28,149
                                      -----------    -----------    -----------
    Total expenses                        117,019         57,248        145,261
                                      -----------    -----------    -----------

 Income before income tax benefit
  and equity in undistributed net
  income of subsidiaries                2,413,713      2,180,091      2,169,986

 Income tax (benefit)                     (39,786)       (19,464)       (49,389)
                                      -----------    -----------    -----------

 Income before equity in
  undistributed net income
  of subsidiaries                       2,453,499      2,199,555      2,219,375

 Equity in undistributed net income
  of subsidiaries                       1,061,935        897,073        419,565
                                      -----------    -----------    -----------

 Net income                           $ 3,515,434    $ 3,096,628    $ 2,638,940
                                      ===========    ===========    ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


                            FAUQUIER BANKSHARES, INC.
                            (PARENT CORPORATION ONLY)

                            STATEMENTS OF CASH FLOWS
          for Each of the Three Years in the Period Ended December 31,
                                      2001


                                                                         2001                2000                 1999
                                                                   -----------------   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                             $ 3,515,434      $    3,096,628       $    2,638,940
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Undistributed earnings of subsidiaries                                (1,061,935)
                                                                                               (897,074)            (419,565)
   (Increase) in undistributed dividends
    receivable from subsidiaries                                                --              (25,302)             (26,860)

   (Increase) decrease in other assets                                    (405,053)                  --               23,959

   Increase (decrease) in other liabilities                                 43,465              (25,910)              15,459
                                                                   ----------------    -----------------    -----------------
   Net cash provided by operating activities                             2,091,911            2,148,342            2,231,933
                                                                   ----------------    -----------------    -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends paid                                                    (1,194,739)          (1,092,198)            (978,308)
 Issuance of common stock                                                   28,309               22,932               42,286
 Acquisition of common stock                                              (895,941)          (1,069,839)          (1,288,079)
                                                                   ---------------     -----------------    -----------------
    Net cash (used in) financing activities                             (2,062,371)          (2,139,105)          (2,224,101)
                                                                   ----------------    -----------------    -----------------

    Increase in cash and cash equivalents                                   29,540                9,237                7,832


 Cash and Cash Equivalents
    Beginning                                                               46,624               37,387               29,555
                                                                   ----------------      ---------------      ---------------

    Ending                                                              $   76,164               46,624               37,387
                                                                   ================      ===============      ===============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Bankshares executive officers is contained herein. All other information concerning Bankshares required by this item is contained in Bankshares' definitive proxy statement for the 2002 Annual Meeting of Shareholders, to be filed within 120 days of the fiscal year ended December 31, 2001 and is incorporated herein by reference.

                                   POSITION HELD WITH COMPANY AND/OR          FIRST YEAR AS
                                PRINCIPAL OCCUPATIONS AND DIRECTORSHIPS     EXECUTIVE OFFICER       AGE AS OF
       NAME                           DURING THE PAST FIVE YEARS               OF COMPANY       DECEMBER 31, 2001
       ----                           --------------------------               ----------       -----------------
C. Hunton Tiffany             Chairman of the Board of Bankshares and             1984                 62
                              TFB since 1984. Chief Executive Officer
                              and President of Bankshares since 1984.
                              Chief Executive Officer of TFB since 1982.
                              President of TFB from 1982 to 2002. Director of
                              TFB since 1974.

Randy K. Ferrell              Senior Vice President of Bankshares since           1994                 51
                              1994. President and Chief Operating
                              Officer of TFB since 2002. Executive Vice
                              President of TFB, Commercial and Retail
                              Banking/MIS from 2001 to 2002.

Gary R. Shook                 Senior Vice President of Bankshares and             1995                 41
                              TFB, Wealth Management Services, since
                              1995.

Rosanne T. Gorkowski          Senior Vice President of Bankshares and             2000                 56
                              TFB, Human Resources and Administration
                              since 2000. Vice President of TFB from
                              1999 to 2000. Director of Human Resources
                              for Walcoff Associates, a Fairfax, VA based
                              information technology company, from 1997
                              to 1999.

Eric P. Graap                 Senior Vice President and Chief Financial           2000                 48
                              Officer of Bankshares and TFB since 2000.
                              Treasurer and Chief Financial Officer of
                              The Community Preservation Corporation, a
                              New York, NY based community development
                              financial company from 1994 to 2000.

Mark A. Debes                 Senior Vice President of TFB, Retail                2002                 36
                              Banking since 2002. Vice President of TFB
                              from 1998 to 2002. Branch Manager for
                              Eastern Bank, Boston, MA from 1997 to 1998.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation is contained in Bankshares' definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained in Bankshares' definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in Bankshares' definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2001 and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1) - Financial Statements

The following consolidated financial statements of Fauquier Bankshares Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

         Independent Auditor's Report on the Consolidated Financial Statements

         Consolidated Balance Sheets - December 31, 2001 and December 31, 2000

         Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Changes in Shareholders' Equity - December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements - Years ended December 31, 2001, 2000 and 1999

         (a)      (2) - Financial Statement Schedules

All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

         (a)      (3) - Exhibits

         EXHIBIT NUMBER
         --------------

         (3)(i)            Articles of Incorporation of Fauquier Bankshares, Inc., as amended*

         (3)(ii)           Bylaws of Fauquier Bankshares, Inc.*

         (10)(i)           Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long Term Incentive
                           Plan, Amended and Restated Effective January 1, 2000**

         (21)              Subsidiaries of the Registrant (Incorporated herein by reference to Part I of this Form 10-K)

         (23)              Consent of Yount, Hyde & Barbour, P.C.


* Incorporated by reference to Bankshares' Securities Exchange Act of 1934 ("Exchange Act") Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999.

** Incorporated by reference to Bankshares' definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2001.

         (b)      Reports on Form 8-K Filed in the fourth quarter of 2001:

                  Current Report on Form 8-K , filed on December 6, 2001, to report the prepayment by TFB of $8 million of FHLB of Atlanta advances.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FAUQUIER BANKSHARES, INC.

                               /s/ C. Hunton Tiffany
                               -----------------------------
                               C. Hunton Tiffany
                               President and Chief Executive Officer
                               Dated: March 25, 2002

                               /s/ Eric P. Graap
                               -----------------------------
                               Eric P. Graap
                               Senior Vice President and Chief Financial Officer
                               Dated: March 25, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. Hunton Tiffany
-------------------------------   Chief Executive Officer,      March 25, 2002
C. Hunton Tiffany                 Director

/s/ Alexander G. Green, Jr.
-------------------------------   Director                      March 25, 2002
Alexander G. Green, Jr.

/s/ Stanley C. Haworth
-------------------------------   Director                      March 25, 2002
Stanley C. Haworth

/s/ John J. Norman, Jr.
-------------------------------   Director                      March 25, 2002
John J. Norman, Jr.

/s/ Douglas C. Larson
-------------------------------   Director                      March 25, 2002
Douglas C. Larson

/s/ C.H. Lawrence, Jr.
-------------------------------   Director                      March 25, 2002
C.H. Lawrence, Jr.

/s/ D. Harcourt Lees, Jr.
-------------------------------   Director                      March 25, 2002
D. Harcourt Lees, Jr.

/s/ Randolph T. Minter
-------------------------------   Director                      March 25, 2002
Randolph T. Minter

/s/ B.S. Montgomery
-------------------------------   Director                      March 25, 2002
B.S. Montgomery

/s/ H.P. Neale
-------------------------------   Director                      March 25, 2002
H.P. Neale

/s/ Pat H. Nevill
-------------------------------   Director                      March 25, 2002
Pat H. Nevill

/s/ Henry M. Ross
-------------------------------   Director                      March 25, 2002
Henry M. Ross

/s/ H. Frances Stringfellow
-------------------------------   Director                      March 25, 2002
H. Frances Stringfellow