Form 10-K/A
period 2001-12-31
FAUQUIER BANKSHARES INC
filed 2002-03-27
CIK 1083643

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K


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

EXPLANATION
-----------

This Amendment No. 1 to the Fauquier Bankshares, Inc. Form 10-K filed with the Securities and Exchange Commission on March 26, 2002 (the "Form 10-K"), is being filed solely for the purposes of correcting the signature on the Independent Auditor's Report on page 31 of the Form 10-K and deleting the reference to
Exhibit 23 (Consent of Yount, Hyde & Barbour, P.C.) from the list of exhibits on page 63, which exhibit is not required to be filed as part of the Form 10-K.



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


/s/ Yount, Hyde & Barbour, P.C.


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

                               FAUQUIER BANKSHARES, INC.

                               /s/ C. Hunton Tiffany
                               -----------------------------
                               C. Hunton Tiffany
                               President and Chief Executive Officer
                               Dated: March 27, 2002

                               /s/ Eric P. Graap
                               -----------------------------
                               Eric P. Graap
                               Senior Vice President and Chief Financial Officer
                               Dated: March 27, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. Hunton Tiffany
-------------------------------   Chief Executive Officer,      March 27, 2002
C. Hunton Tiffany                 Director

/s/ Alexander G. Green, Jr.
-------------------------------   Director                      March 27, 2002
Alexander G. Green, Jr.

/s/ Stanley C. Haworth
-------------------------------   Director                      March 27, 2002
Stanley C. Haworth

/s/ John J. Norman, Jr.
-------------------------------   Director                      March 27, 2002
John J. Norman, Jr.

/s/ Douglas C. Larson
-------------------------------   Director                      March 27, 2002
Douglas C. Larson

/s/ C.H. Lawrence, Jr.
-------------------------------   Director                      March 27, 2002
C.H. Lawrence, Jr.

/s/ D. Harcourt Lees, Jr.
-------------------------------   Director                      March 27, 2002
D. Harcourt Lees, Jr.

/s/ Randolph T. Minter
-------------------------------   Director                      March 27, 2002
Randolph T. Minter

/s/ B.S. Montgomery
-------------------------------   Director                      March 27, 2002
B.S. Montgomery

/s/ H.P. Neale
-------------------------------   Director                      March 27, 2002
H.P. Neale

/s/ Pat H. Nevill
-------------------------------   Director                      March 27, 2002
Pat H. Nevill

/s/ Henry M. Ross
-------------------------------   Director                      March 27, 2002
Henry M. Ross

/s/ H. Frances Stringfellow
-------------------------------   Director                      March 27, 2002
H. Frances Stringfellow