Form 10-K/A
period 2001-12-31
FAUQUIER BANKSHARES INC
filed 2002-04-24
CIK 1083643

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K



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

Explanation
-----------
This Amendment No. 2 to the Fauquier Bankshares, Inc. Form 10-K filed with the Securities and Exchange Commission (the "Commission") on March 26, 2002, as amended by Amendment No. 1 filed with the Commission on March 27, 2002 (the "Form 10-K"), is being filed solely for the purposes of correcting: (i) two percentages relating to non-performing loans in the second paragraph under "Asset Quality" in Management's Discussion and Analysis of Financial Condition and Results of Operation contained in Item 7 (the "MD&A"), (ii) disclosures relating to the 2001 to 2000 comparison of the securities portfolio valuation account in the third paragraph under "Capital Resources and Liquidity" in the MD&A, (iii) the figures for 2001 compared to 2000 contained in the Rate/Volume Variance Table under "Rate/Volume Analysis" in the MD&A, and (iv) disclosures relating to exercisable stock options in Note 12 to the consolidated financial statements contained in Item 8.

                                     PART II

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


Non-performing loans totaled approximately $913,000, or .43% of total loans at December 31, 2001, as compared with $121,000, or .06% of total loans at December 31, 2000. Non-performing loans as a percentage of the allowance for loan losses were 3.20% and 4.7% at December 31, 2001 and 2000, respectively.


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


The securities portfolio valuation account increased its unrealized gain after tax to $227,000 at December 31, 2001 compared to an unrealized loss of $86,000 at December 31, 2000.


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

                              RATE/VOLUME VARIANCE
                                 (In Thousands)



                                                    2001 Compared to 2000                              2000 Compared to 1999
                                         ---------------------------------------------    ------------------------------------------
                                                          Due to          Due to                          Due to         Due to
                                           Change         Volume           Rate            Change         Volume          Rate
                                         -----------    ------------   -------------     -----------   -------------   ------------
INTEREST INCOME:
Loans; taxable                           $      973     $     1,205      $     (232)      $   1,577      $    1,611       $    (34)
Loans; tax-exempt                                91              58              32             (84)            (10)           (74)
Securities; taxable                             493             554             (61)           (669)           (667)            (3)
Securities; tax-exempt                           51              44               7             (61)            (19)           (42)
Deposits in banks                                (2)             (1)             (1)            (27)            (28)             2
Federal funds sold                              226             706            (480)           (112)           (338)           226
                                         -----------    ------------   -------------     -----------   -------------   ------------
     Total Interest Income                    1,832           2,566            (734)            624             549             75
                                         -----------    ------------   -------------     -----------   -------------   ------------

INTEREST EXPENSE:
NOW accounts                                   (153)             31            (184)           (129)             (2)          (127)
Money market accounts                          (136)             45            (181)           (112)            (50)           (62)
Savings accounts                               (186)            (20)           (166)            (92)            (10)           (81)
Time deposits                                 1,549           1,199             350             543             311            232
Federal funds purchased and securities
   sold under agreements to repurchase           --              --              --              --              --             --
Federal Home Loan Bank Advances                  61             230            (169)           (169)           (402)           233
                                         -----------    ------------   -------------     -----------   -------------   ------------
     Total Interest Expense                   1,135           1,485            (360)             41            (153)           195
                                         -----------    ------------   -------------     -----------   -------------   ------------
Net Interest Income                      $      697     $     1,081      $     (384)      $     583      $      702       $   (120)
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


         The status of the options outstanding as of December 31, 2001 for the Omnibus Stock Ownership and Long-Term Incentive and Director Compensation Plans is as follows:


                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       ---------------------------------------   ----------------------------------------
                                                 WEIGHTED                                  WEIGHTED
     REMAINING                                   AVERAGE                                    AVERAGE
    CONTRACTUAL              NUMBER              EXERCISE              NUMBER              EXERCISE
        LIFE              OUTSTANDING             PRICE             EXERCISABLE              PRICE
--------------------   ------------------   ------------------   ------------------   -------------------


     3.33 years                    7,960           $     8.75                7,960            $     8.75
     4.25 years                   11,200                10.13               11,200                 10.13
     5.25 years                   12,320                12.50               12,320                 12.50
     6.25 years                   11,200                20.00               11,200                 20.00
     6.66 years                   13,488                21.00               11,827                 21.00
     7.25 years                   12,320                19.50               12,320                 19.50
     7.66 years                   20,480                19.00                   --                    --
     8.6 years                    39,848                16.25               14,347                 16.25
     9.88 years                   42,296                16.13               14,107                 16.13
                                 -------                                    ------
                                 171,112           $    16.44               95,281            $    15.12
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

                               FAUQUIER BANKSHARES, INC.

                               /s/ C. Hunton Tiffany
                               -----------------------------
                               C. Hunton Tiffany
                               President and Chief Executive Officer
                               Dated: April 24, 2002

                               /s/ Eric P. Graap
                               -----------------------------
                               Eric P. Graap
                               Senior Vice President and Chief Financial Officer
                               Dated: April 24, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. Hunton Tiffany
-------------------------------   Chief Executive Officer,      April 24, 2002
C. Hunton Tiffany                 Director

/s/ Alexander G. Green, Jr.
-------------------------------   Director                      April 24, 2002
Alexander G. Green, Jr.

/s/ Stanley C. Haworth
-------------------------------   Director                      April 24, 2002
Stanley C. Haworth

/s/ John J. Norman, Jr.
-------------------------------   Director                      April 24, 2002
John J. Norman, Jr.

/s/ Douglas C. Larson
-------------------------------   Director                      April 24, 2002
Douglas C. Larson

/s/ C.H. Lawrence, Jr.
-------------------------------   Director                      April 24, 2002
C.H. Lawrence, Jr.

/s/ D. Harcourt Lees, Jr.
-------------------------------   Director                      April 24, 2002
D. Harcourt Lees, Jr.

/s/ Randolph T. Minter
-------------------------------   Director                      April 24, 2002
Randolph T. Minter

/s/ B.S. Montgomery
-------------------------------   Director                      April 24, 2002
B.S. Montgomery

/s/ H.P. Neale
-------------------------------   Director                      April 24, 2002
H.P. Neale

/s/ Pat H. Nevill
-------------------------------   Director                      April 24, 2002
Pat H. Nevill

/s/ Henry M. Ross
-------------------------------   Director                      April 24, 2002
Henry M. Ross

/s/ H. Frances Stringfellow
-------------------------------   Director                      April 24, 2002
H. Frances Stringfellow