Form 10-Q
period 2002-03-31
FAUQUIER BANKSHARES INC
filed 2002-05-14
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 2-25805

                            FAUQUIER BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  VIRGINIA                                                           54-1288193
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

         10 COURTHOUSE SQUARE
          WARRENTON, VIRGINIA                                     20186
  (Address of principal executive offices)                      (Zip Code)

                                 (540) 347-2700
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---
         As of May 9, 2002, the latest practicable date for determination, 1,656,556 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

                            FAUQUIER BANKSHARES, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION

                                                                                       Page
   Item 1.     Financial Statements

               Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                 and December 31, 2001                                                   2

               Consolidated Statements of Income (unaudited) for the
                 Three Months Ended March 31, 2002 and 2001                              3

               Consolidated Statements of Changes in Stockholders' Equity
                 (unaudited) for the Three Months Ended March 31, 2002 and 2001          4

               Consolidated Statements of Cash Flows (unaudited) for the Three
               Months Ended March 31, 2002 and 2001                                      5

               Notes to Consolidated Financial Statements                                6

   Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                10

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk               16

Part II. OTHER INFORMATION                                                              17

   Item 1.     Legal Proceedings                                                        17

   Item 5.     Other Information                                                        17

   Item 6.     Exhibits and Reports on Form 8-K                                         17

SIGNATURES                                                                              19

ITEM 1.           FINANCIAL STATEMENTS

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              MARCH 31, 2002     DECEMBER 31, 2001
                                                                              --------------     -----------------
ASSETS
Cash and due from banks                                                        $ 13,240,479        $ 14,408,495
Interest-bearing deposits in other banks                                            111,946             352,536
Federal funds sold                                                               18,096,000          15,421,000
Securities, at fair value                                                        41,637,122          36,907,864
Loans, net of allowance for loan losses of $2,896,742
  in 2002 and $2,856,743 in 2001                                                211,026,719         207,452,738
Bank premises and equipment, net                                                  6,408,660           6,335,708
Accrued interest receivable                                                       1,776,096           1,590,282
Other assets                                                                      2,868,709           2,733,384
                                                                               ------------        ------------
              Total assets                                                     $295,165,731        $285,202,007
                                                                               ============        ============

LIABILITIES
Deposits:
  Noninterest-bearing                                                          $ 48,190,207        $ 50,659,242
  Interest-bearing                                                              201,441,865         193,087,800
                                                                               ------------        ------------
     Total deposits                                                            $249,632,072        $243,747,042
Federal Home Loan Bank advances                                                  15,000,000          15,000,000
Dividends payable                                                                   332,767             318,356
Other liabilities                                                                 2,004,923           1,979,210
Commitments and contingent liabilities                                                   --                  --
                                                                               ------------        ------------
              Total liabilities                                                $266,969,762        $261,044,608
                                                                               ------------        ------------
Company obligated mandatorily redeemable trust preferred securities               4,000,000                  --

SHAREHOLDERS' EQUITY
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and
  outstanding, 2002, 1,657,536 shares; 2001, 1,675,559 shares                     5,188,088           5,244,500
Retained earnings                                                                18,838,172          18,685,761
Accumulated other comprehensive income                                              169,709             227,138
                                                                               ------------        ------------
              Total shareholders' equity                                       $ 24,195,969        $ 24,157,399
                                                                               ------------        ------------
              Total liabilities and shareholders' equity                       $295,165,731        $285,202,007
                                                                               ============        ============

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                         2002              2001
                                                                      ----------        ----------
INTEREST INCOME
      Interest and fees on loans                                      $4,225,968        $4,320,363
      Interest and dividends on securities available for sale:
           Taxable interest income                                       369,715           218,135
           Interest income exempt from federal income taxes               34,285            41,557
           Dividends                                                      28,886            43,986
      Interest on federal funds sold                                      43,309           175,274
      Interest on deposits in other banks                                  1,246             1,177
                                                                      ----------        ----------
           Total interest income                                       4,703,409         4,800,492
                                                                      ----------        ----------

INTEREST EXPENSE
      Interest on deposits                                             1,155,812         1,638,050
      Interest on Federal Home Loan Bank advances                        173,875           171,325
      Distribution on securities of subsidiary trust                       3,106                --
                                                                      ----------        ----------
           Total interest expense                                      1,332,793         1,809,375
                                                                      ----------        ----------
           Net interest income                                         3,370,616         2,991,117

Provision for loan losses                                                 93,750           100,000
                                                                      ----------        ----------

           Net interest income after
             Provision for loan losses                                 3,276,866         2,891,117
                                                                      ----------        ----------

OTHER INCOME
      Wealth management income                                           202,254           132,602
      Service charges on deposit accounts                                471,694           384,884
      Other service charges, commissions and fees                        221,362           203,573
      Gains on securities AFS                                                 --                65
      Non-loan chargeoff recovery                                             --           542,000
      Other operating income                                              33,042                --
                                                                      ----------        ----------
           Total other income                                            928,352         1,263,124
                                                                      ----------        ----------

OTHER EXPENSES
      Salaries and employees' benefits                                 1,397,041         1,135,924
      Net occupancy expense of premises                                  172,358           115,201
      Furniture and equipment                                            244,659           203,878
      Advertising and business development                               126,393            68,798
      Bank card                                                           99,366            91,579
      Consulting and professional fees                                   178,172           185,575
      Data processing                                                    195,579           180,406
      Non-loan charge-offs                                                32,111            92,432
      Postage                                                             43,151            32,713
      Supplies                                                            55,398            36,628
      Taxes, other than income                                            48,681            74,045
      Telephone                                                           56,261            50,140
      Other operating expenses                                           245,864           247,070
                                                                      ----------        ----------
           Total other expenses                                        2,895,034         2,514,389
                                                                      ----------        ----------
           Income before income taxes                                  1,310,184         1,639,852

Income tax expense
                                                                         398,646           513,000
                                                                      ----------        ----------
           Net income                                                 $  911,538        $1,126,852
                                                                      ==========        ==========

EARNINGS PER SHARE, basic                                             $     0.55        $     0.66
                                                                      ==========        ==========
EARNINGS PER SHARE, assuming dilution                                 $     0.53        $     0.65
                                                                      ==========        ==========
DIVIDENDS PER SHARE                                                   $     0.20        $     0.17
                                                                      ==========        ==========

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                 COMMON            CAPITAL            RETAINED
                                                                  STOCK            SURPLUS            EARNINGS
                                                              ------------       ------------       ------------
BALANCE, DECEMBER 31, 2000                                    $  5,359,158       $         --       $ 17,145,324
Comprehensive income:
  Net income                                                            --                 --          1,126,852
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $287,332                --                 --                 --

  Total comprehensive income                                            --                 --                 --

Cash dividends                                                          --                 --           (290,594)
Acquisition of 4,140 shares of common stock                        (12,958)                --            (57,252)
Exercise of stock options
                                                                     4,151                 --             15,408
                                                              ------------       ------------       ------------
BALANCE, MARCH 31, 2001                                       $  5,350,351       $         --       $ 17,939,738
                                                              ============       ============       ============

BALANCE, DECEMBER 31, 2001                                    $  5,244,500       $         --       $ 18,685,761
Comprehensive income:
  Net income                                                            --                 --            911,538
  Other comprehensive income (loss) net of tax:
    Unrealized holding losses on securities available
      for sale, net of deferred income taxes of $87,426                 --                 --                 --

  Total comprehensive income                                            --                 --                 --

Cash dividends                                                          --                 --           (332,767)
Acquisition of 21,035 shares of common stock                       (65,840)                --           (474,953)
Issuance of common stock                                             3,881                 --             11,169
Exercise of stock options                                            5,547                 --             37,424
                                                              ------------       ------------       ------------
BALANCE, MARCH 31, 2002                                       $  5,188,088       $         --       $ 18,838,172
                                                              ============       ============       ============
                                                               ACCUMULATED
                                                                  OTHER
                                                              COMPREHENSIVE     COMPREHENSIVE
                                                                  INCOME            INCOME                TOTAL
                                                              ------------      --------------          ------------
BALANCE, DECEMBER 31, 2000                                    $    (85,543)                             $ 22,418,939
Comprehensive income:
  Net income                                                            --       $  1,126,852              1,126,852
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $287,332           189,639            189,639                189,639
                                                                                 ------------
  Total comprehensive income                                            --       $  1,316,491                     --
                                                                                 ============
Cash dividends                                                          --                                  (290,594)
Acquisition of 4,140 shares of common stock                             --                                   (70,210)
Exercise of stock options
                                                                        --                                    19,559
                                                              ------------                              ------------
BALANCE, MARCH 31, 2001                                       $    104,096                              $ 23,394,185
                                                              ============                              ============

BALANCE, DECEMBER 31, 2001                                    $    227,138                              $ 24,157,399
Comprehensive income:
  Net income                                                            --       $    911,538                911,538
  Other comprehensive income (loss) net of tax:
    Unrealized holding losses on securities available
      for sale, net of deferred income taxes of $87,426            (57,429)           (57,429)               (57,429)
                                                                                 ------------
  Total comprehensive income                                            --       $    854,109                     --
                                                                                 ============
Cash dividends                                                          --                                  (332,767)
Acquisition of 21,035 shares of common stock                                                                (540,793)
Issuance of common stock                                                --                                    15,050
Exercise of stock options                                               --                                    42,971
                                                              ------------                              ------------
BALANCE, MARCH 31, 2002                                       $    169,709                              $ 24,195,969
                                                              ============                              ============

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                         ------------       ------------
                                                                             2002               2001
                                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                        $    911,538       $  1,126,852
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                      232,093            178,760
            Provision for loan losses                                         100,000             93,750
            Provision for non-loan chargeoff                                       --             68,500
            Net premium amortization on investment securities                  77,422              4,404
            Gain on sale of fixed assets                                       (6,651)                --
            Changes in assets and liabilities:
                (Increase) in accrued interest receivable                    (185,814)                --
                (Increase) in other assets                                   (105,740)          (289,302)
                Increase in other liabilities                                  25,713            101,649
                                                                         ------------       ------------
                   Net cash provided by operating activities                1,042,311          1,290,863
                                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturities, calls and principal
            Payments of securities available for sale                       2,358,602            681,285
       Purchase of securities available for sale                           (7,252,296)        (7,310,598)
       Proceeds from sale of other real estate owned                               --                 --
       Proceeds from sale of premises and equipment                             6,651                 --
       Purchase of premises and equipment                                    (305,045)          (108,465)
       Net (increase) in loans                                             (3,667,731)        (7,617,475)
                                                                         ------------       ------------
                   Net cash (used in) investing activities                 (8,859,819)       (14,355,253)
                                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in demand deposits, NOW accounts
            and savings accounts                                            6,071,399          6,575,190
       Net (decrease) in certificates of deposit                             (186,369)         3,854,461
       Proceeds from issuance of trust preferred securities                 4,000,000                 --
       Cash dividends paid                                                   (318,356)          (291,072)
       Issuance of common stock                                                58,021             19,559
       Acquisition of common stock                                           (540,793)           (70,210)
                                                                         ------------       ------------
                   Net cash provided by financing activities                9,083,902         10,087,928
                                                                         ------------       ------------
                   Increase in cash and cash equivalents                    1,266,394         (2,976,462)

CASH AND CASH EQUIVALENTS
       Beginning                                                           30,182,031         25,578,884
                                                                         ------------       ------------
       Ending                                                            $ 31,448,425       $ 22,602,422
                                                                         ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:
            Interest                                                     $  1,360,945       $  1,879,786
                                                                         ============       ============
            Income taxes                                                 $         --       $     77,643
                                                                         ============       ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
       Unrealized gain (loss) on securities available for sale, net      $    (87,014)      $    287,331
                                                                         ============       ============

See Accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated statements include the accounts of Fauquier Bankshares, Inc. ("Company") and subsidiary, The Fauquier Bank. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

         The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results expected for the full year.

2.       SECURITIES

         The amortized cost of securities available for sale, with unrealized gains and losses follows:

                                                                        GROSS             GROSS
                                                   AMORTIZED         UNREALIZED         UNREALIZED           FAIR
                                                      COST              GAINS            (LOSSES)            VALUE
                                                  ------------      ------------       ------------       ------------
                                                                            March 31, 2002
                                                  --------------------------------------------------------------------
         Obligations of U.S.
           Government corporations
             and agencies                         $ 31,731,500      $    189,260       $    (71,221)      $ 31,849,539
         Obligations of states and political
           subdivisions                              2,814,976            53,542                 --          2,868,518
         Corporate Bonds                             5,074,011           110,554                 --          5,184,565
         Restricted investments:
           Federal Home Loan
             Bank stock                              1,150,000                --                 --          1,150,000
         Federal Reserve Bank
           Stock                                        72,000                --                 --             72,000
         Community Bankers'
           Bank stock                                   50,000                --                 --             50,000
         FHLMC Preferred
           Bank stock                                  487,500                --            (25,000)           462,500
                                                  ------------      ------------       ------------       ------------
                                                  $ 41,379,987      $    353,356       $    (96,221)      $ 41,637,122
                                                  ============      ============       ============       ============

                                                                        GROSS             GROSS
                                                   AMORTIZED         UNREALIZED         UNREALIZED           FAIR
                                                      COST              GAINS            (LOSSES)            VALUE
                                                  ------------      ------------       ------------       ------------
                                                                            December 31, 2001
                                                  ---------------------------------------------------------------------
         Obligations of U.S.
           Government corporations
             and agencies                         $ 26,680,369      $    202,404       $    (38,948)      $ 26,843,825
         Obligations of states and political
           subdivisions                              3,043,644            59,399                 --          3,103,043
         Corporate Bonds                             5,080,203           148,793                 --          5,228,996
         Restricted investments:
           Federal Home Loan
             Bank stock                              1,150,000                --                 --          1,150,000
         Federal Reserve Bank
           Stock                                        72,000                --                 --             72,000
         Community Bankers'
           Bank stock                                   50,000                                                  50,000
         FHLMC Preferred
           Bank stock                                  487,500                --            (27,500)           460,000
                                                  ------------      ------------       ------------       ------------
                                                  $ 36,563,716      $    410,596       $    (66,448)      $ 36,907,864
                                                  ============      ============       ============       ============

3.       LOANS

         A summary of the balances of loans follows:

                                                                                    MARCH 31,   DECEMBER 31,
                                                                                      2002          2001
                                                                                    ---------   ------------
                                                                                          (Thousands)
         Real estate loans:
           Construction and land development                                        $ 17,188      $ 16,851
           Secured by 1-4 family residential                                          73,448        72,692
           Secured by farmland                                                         2,424         2,220
           Other real estate loans                                                    62,067        62,845
         Commercial and industrial loans (except those secured by real estate)        18,182        15,154
         Loans to individuals for personal expenditures                               33,888        34,640
         All other loans                                                               6,796         5,962
                                                                                    --------      --------
                      Total loans                                                   $213,993      $210,364
         Less:  Unearned income                                                           70            54
                   Allowance for loan losses                                           2,897         2,857
                                                                                    --------      --------
                      Net loans                                                     $211,026      $207,453
                                                                                    ========      ========

         Analysis of the allowance for loan losses follows:

                                                        THREE MONTHS        THREE MONTHS
                                                           ENDING              ENDING
                                                          MARCH 31,           MARCH 31,          DECEMBER 31,
                                                             2002                2001                2001
                                                        ------------        ------------         ------------
                                                                             (Thousands)
         Balance at beginning of period                    $ 2,857             $ 2,554             $ 2,554
         Provision charged to operating expense                 94                 100                 350
         Recoveries added to the allowance                       7                  36                 230
         Loan losses charged to the allowance                  (61)                (39)               (277)
                                                           -------             -------             -------
         Balance at end of period                          $ 2,897             $ 2,651             $ 2,857
                                                           =======             =======             =======

         Nonperforming assets consist of the following:

                                                           MARCH 31,     DECEMBER 31,
                                                             2002            2001
                                                           ---------     ------------
                                                                 (Thousands)
         Nonaccrual loans                                    $867            $913
         Restructured loans                                    --              --
                                                             ----            ----
                      Total non-performing loans              867             913
         Foreclosed real estate                                --              --
                                                             ----            ----
                      Total non-performing assets            $867            $913
                                                             ====            ====

         Total loans past due 90 days or more and still accruing were $169,000 on March 31, 2002 and $541,000 on December 31, 2001.

4. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

         On March 26, 2002, the Company's wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust's Floating Rate Capital Securities ("Trust Preferred Securities") in a pooled trust preferred offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 ("Subordinated Debentures"). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The Trust Preferred Securities are guaranteed by the Company on a subordinated basis.

         The Trust Preferred Securities are presented in the consolidated balance sheets of the Company as "Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust." The Company records distributions payable on the Trust Preferred Securities as an Interest Expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $128,000. This cost is being amortized over a five year period from the issue date.

5.       EARNINGS PER SHARE

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all periods reported have been restated giving effect to stock splits through March 31, 2002.

                                                                THREE MONTHS                 THREE MONTHS
                                                                   ENDING                       ENDING
                                                               MARCH 31, 2002               MARCH 31, 2001
                                                                        PER SHARE                    PER SHARE
                                                           SHARES         AMOUNT        SHARES         AMOUNT
                                                          ---------     ----------     ---------     ----------
         Basic earnings per share                         1,669,553     $     0.55     1,712,412     $     0.66
                                                                         =========                   ==========

         Effect of dilutive securities, stock options        61,450                       10,990
                                                          ---------                    ----------

         Diluted earnings per share                       1,731,003     $     0.53     1,723,402     $     0.65
                                                          =========     ==========     =========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information and the financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "may," "will" or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 1,657,536 shares of common stock, par value $3.13 per share, held by approximately 393 shareholders of record on March 31, 2002.

TFB has seven full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Manassas and New Baltimore. The executive offices of Bankshares and the main branch office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186.

TFB provides a range of consumer and commercial banking services to individuals, businesses, and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail and telephone. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. TFB provides automated teller machine (ATM) cards, as a part of the Star and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks. TFB operates a Wealth Management Services division that began with the granting of trust powers to TFB in 1919. The Wealth Management Services division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services.

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

CRITICAL ACCOUNTING POLICIES

GENERAL. Bankshares' financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur.

The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower's overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Additionally, the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including one-to-four family mortgage loans, installment loans, other consumer loans, as well as outstanding loan commitments. Also, a formula allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. We also consider trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. Since the formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated.

The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. In addition, an unallocated reserve is maintained to recognize the imprecision in estimating and measuring inherent losses on individual loans or pools of loans.

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

NET INCOME. Net income for the three months ended March 31, 2002 was $912,000 or $0.53 per diluted share compared with $1,127,000 or $0.65 per diluted share for the three months ended March 31, 2001. The decrease in net income for the three-month period was entirely due to a $358,000 non-loan charge-off recovery, net of tax, during the first quarter of 2001. Excluding this one-time recovery and associated income tax, net income from recurring operations increased 18.5% from $769,000 for the first quarter of 2001 to $912,000.

NET INTEREST INCOME. Net interest income increased $387,000 or 13.0% to $3.37 million for the three months ended March 31, 2002 compared with $2.98 million for the three months ended March 31, 2001. The net interest margin, computed on a tax equivalent basis, for the March 2002 quarter was 5.23% compared with 5.20% for the same quarter one year earlier. The increase in the net interest margin can be primarily attributed to the declining interest rate environment over the last twelve months, and the corresponding reduction in the average cost on total deposits to 2.41% for the quarter ended March 31, 2002, from 3.83% for the quarter ended March 31, 2001.

Average interest-earning assets grew 12.0% to $263.7 million for the first quarter of 2002 compared with $235.5 million for the first quarter of 2001. Total interest income declined $97,000 or 2.0% to $4.7 million for the three months ended March 31, 2002 compared to $4.8 million for the three months ended March 31, 2001, as a result of the declining interest rate environment and its effect on the yield on interest-earning assets. The tax equivalent yield on interest-earning assets declined to 7.30% for the quarter ended March 31, 2002, from 8.35% for the quarter ended March 31, 2001. Interest and fees on loans declined $94,000, or 2.2% to $4.23 million for the March 2002 quarter. Average loans outstanding totaled $213.2 million and earned 8.09% on a tax-equivalent basis for the quarter ended March 31, 2002, compared with $203.1 million and 8.68%, respectively, for the quarter ended March 31, 2001. Investment securities income increased $129,000 or 42.5%, while interest on federal funds sold decreased $132,000 or 75.3%. Investment securities and federal funds sold averaged $39.4 million and $11.1 million, respectively, for the first quarter of 2002 compared with $19.9 million and $12.5 million for the same quarter one year earlier. The yield on investment securities and federal funds was 3.93% on a tax-equivalent basis for the first quarter of 2002, compared with 6.24% for the first quarter of 2001.

Total interest expense decreased $484,000 or 26.7% to $1.33 million for the three months ended March 31, 2002 from $1.82 million for the three months ended March 31, 2001. Average interest-bearing liabilities grew 12.6% to $212.1 million for the first quarter of 2002 compared with $188.3 million for the first quarter of 2001, while the average cost on interest-bearing liabilities decreased to 2.57% from 3.94% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the declining interest rate environment. Average certificates of deposit balances for the first quarter of 2002 were $68.8 million at an average cost of 4.36%, compared with $75.7 million at an average cost of 5.99% for the same quarter one year earlier. Average FHLB of Atlanta advances were $15.0 million for the first quarter of 2002 compared with $13.0 million during the first quarter of 2001.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $94,000 and $100,000 for the three months ended March 31, 2002 and 2001, respectively. The respective amounts of the provision for loan losses were determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income decreased by $335,000 or 26.5% from $1.26 million for the three months ended March 31, 2001 to $928,000 for the three months ended March 31, 2002. This decrease stemmed from the previously mentioned non-loan charge-off recovery of $542,000 during the first quarter of 2001. Excluding this one-time recovery, total other income increased $207,000 or 28.7%. Other income is primarily derived from non-interest fee income, which is typically divided into three major categories: wealth management income, service charges on deposit accounts, and other fee income. Wealth management income increased $70,000 or 52.5% from the first quarter of 2001 to the first quarter of 2002, primarily due to increased investment brokerage activity. Major factors in the increase in service charges on deposit accounts were management's focus on meeting the needs of its customers with new value-added, fee-based products such as "Courtesy Pay," and the impact of TFB's deposit base increasing 12.2% from $222.5 million at March 31, 2001 to $249.6 million at March 31, 2002.

TOTAL OTHER EXPENSES. Total other expenses increased 15.5% or $388,000 to $2.90 million for the three months ended March 31, 2002 compared with $2.51 million for the three months ended March 31, 2001. Approximately $261,000 of the increase was due to the increase in salary and benefit expenses. The primary factors causing the increase in salary and benefit expense were the growth in staff from 107 full-time equivalent personnel at March 31, 2001 to 113 full-time equivalent personnel at March 31, 2002; increases in the defined-benefit pension plan and medical insurance expense; and the customary annual salary increases. The increase in full-time equivalent personnel results primarily from the addition of the retail banking and lending staff for the Old Town-Manassas branch office opened in August 2001, and the expansion of TFB's Wealth Management Services division. Advertising and business development expenses increased 83.7%, or $58,000, from the March 2001, quarter to the March 2002 quarter primarily due to TFB's 100-year anniversary celebration in February. Occupancy and furniture and equipment expenses also increased over the same time period due to the addition of the Old Town-Manassas branch office.

COMPARISON OF MARCH 31, 2002 AND DECEMBER 31, 2001 FINANCIAL CONDITION

Assets totaled $295.2 million at March 31, 2002, an increase of 3.5% or $10.0 million from $285.2 million at December 31, 2001. Balance sheet categories reflecting significant changes include loans, federal funds sold, securities, deposits, and company obligated mandatorily redeemable preferred securities of subsidiary trust. Each of these categories is discussed below.

LOANS. Net loans were $211.0 million at March 31, 2002, which is an increase of $3.6 million or 1.7% from $207.5 million at December 31, 2001. Commercial and industrial loan increased $3.0 million to $18.2 million, accounting for the majority of the increase in total loans.

FEDERAL FUNDS SOLD. Federal funds sold were $18.1 million at March 31, 2002, compared with $15.4 million at December 31, 2001, representing an increase of $2.7 million. This increase was funded by the growth in deposits discussed below.

SECURITIES. Investment securities increased $4.7 million from December 31, 2001 to March 31, 2002. This increase was funded by the increase in deposits discussed below. Virtually all securities purchased during the quarter ended March 31, 2002 were relatively short-term with projected durations of three years or less.

DEPOSITS. On March 31, 2002, total deposits were $249.6 million, reflecting an increase of $5.9 million or 2.4% from $243.7 million at December 31, 2001. The growth was in interest-bearing deposits, which rose $8.4 million, offsetting the $2.5 million decline in noninterest-bearing deposits.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST ("Trust Preferred Securities.") During March 2002, Bankshares established a subsidiary trust that issued $4.0 million of trust preferred securities as part of a pooled trust preferred security offering with other financial institutions. Bankshares intends to use the offering proceeds for the purposes of expansion and the repurchase of additional shares of its common stock. Under applicable regulatory guidelines, the trust preferred securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the trust preferred securities and all other cumulative preferred securities of Bankshares together do not exceed 25% of Tier 1 capital.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $24.2 million at March 31, 2002 compared to $24.2 million at December 31, 2001, an increase of $39,000.

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

Non-performing loans totaled approximately $867,000, or .41% of total loans at March 31, 2002, as compared with $913,000, or .43% of total loans at December 31, 2001. Non-performing loans as a percentage of the allowance for loan losses were 29.9% and 32.0% at March 31, 2002 and December 31, 2001, respectively.

Loans that are 90 days past due and accruing interest totaled $169,000 and $541,000 at March 31, 2002 and December 31, 2001, respectively. No loss is anticipated on these loans.

There are no loans, other than those disclosed above as either non-performing or impaired, where known information about the borrower has caused management to have serious doubts about the borrower's ability to comply with the contractual repayment obligations. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. To management's knowledge, no concentration of loans to borrowers engaged in similar activities exceeds 10% of total loans.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its funds for existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management regularly monitors projected liquidity needs and determines the desirable funding level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds.

Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $31.4 million at March 31, 2002. These assets provide the primary source of liquidity for TFB. In addition, management has designated the investment securities portfolio, totaling $41.6 million, as available for sale, and has a line of credit with the FHLB of Atlanta to provide additional sources of liquidity. The FHLB of Atlanta line of credit had a borrowing limit of approximately $46.0 million at March 31, 2002, of which $15.0 million was in use.

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

The FDIC Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of March 31, 2002, (i) Bankshares' Tier 1, total risk-based capital and leverage ratios were 13.75%, 15.01% and 9.87%, respectively, and (ii) TFB's Tier 1 and total risk-based capital and leverage ratios were 13.49%, 14.74% and 9.69%, respectively. TFB was notified by the Federal Reserve Bank of Richmond that, at March 31, 2002, both Bankshares and TFB were considered "well capitalized."

FDICIA also provides that (i) only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and (ii) requires the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued two statements - Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets -- which will potentially impact the accounting for goodwill and other intangible assets. Statement No. 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement No. 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not recorded separately from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

Bankshares is generally required to implement these standards in its 2002 financial statements. Adoption of these standards is not expected to have a material impact on Bankshares' financial statements.

In June 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Statement is not expected to have a material impact on Bankshares' financial statements.

In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. The Statement is not expected to have a material impact on Bankshares' financial statements.

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

TFB monitors exposure to instantaneous change in market rates of up to 200 basis points up or down. TFB's policy limit for the maximum negative impact on net interest income and change in the economic value of equity resulting from instantaneous change in market interest rates of 200 basis points is 15% and 35%, respectively. Management has maintained a risk position well within these guideline levels during the first quarter of 2002.

There have been no material changes in market risk since 2001 year end.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which Bankshares or TFB is a party or to which the property of either Bankshares or TFB is subject that, in the opinion of management, may materially impact the financial condition of either company.

ITEM 5.  OTHER INFORMATION

On April 19, 2002, Bankshares announced a two-for-one stock split of its common stock in the form of a stock dividend. New shares resulting from this split are expected to be distributed on or about May 15, 2002 to holders of record as of the close of business on April 30, 2002. Neither the consolidated financial statements nor the Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report reflect this stock dividend.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         (3)(i) Articles of Incorporation of Fauquier Bankshares, Inc., as amended*

         (3)(ii)  Bylaws of Fauquier Bankshares, Inc.*

                  Certain instruments relating to long-term debt not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

         (11) Refer to Part I, Item 1, Footnote 4 to the Consolidated Financial Statements included herein.

* Incorporated by reference to Bankshares' Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999.

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K, filed on January 22, 2002, attaching a press release announcing Bankshares' decision to participate (in the approximate amount of $4 million) in a pooled trust preferred financing with other financial institutions.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FAUQUIER BANKSHARES, INC.

Dated: May 14, 2002            /s/ C. Hunton Tiffany
                               ------------------------------------------------
                               C. Hunton Tiffany
                               President and Chief Executive Officer

Dated: May 14, 2002            /s/ Eric P. Graap
                               -------------------------------------------------
                               Eric P. Graap
                               Senior Vice President and Chief Financial Officer