Form 10-Q
period 2002-06-30
FAUQUIER BANKSHARES INC
filed 2002-08-14
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

                                 --------------



(Mark One)


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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


                                 NOT APPLICABLE
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X         No
                                              ----------        ------------

         As of August 8, 2002, the latest practicable date for determination, 3,305,989 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

                            FAUQUIER BANKSHARES, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION


                                                                                                      Page
                                                                                                      ----

   Item 1.     Financial Statements

               Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
               December 31, 2001                                                                        2

               Consolidated Statements of Income (unaudited) for the Three
               Months Ended June 30, 2002 and 2001                                                      3

               Consolidated Statements of Income (unaudited) for the Six Months
               Ended June 30, 2002 and 2001                                                             4

               Consolidated Statements of Changes in Shareholders' Equity
               (unaudited) for the Six Months Ended June 30, 2002 and 2001                              5

               Consolidated Statements of Cash Flows (unaudited) for the Six
               Months Ended June 30, 2002 and 2001                                                      6

               Notes to Consolidated Financial Statements                                               7

   Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                   11

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                              18

Part II. OTHER INFORMATION

   Item 1.     Legal Proceedings                                                                       19

   Item 4.     Submission of Matters to a Vote of Security Holders                                     19

   Item 6.     Exhibits and Reports on Form 8-K                                                        19

SIGNATURES                                                                                             21


ITEM 1.           FINANCIAL STATEMENTS

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                 JUNE 30, 2002         DECEMBER 31, 2001
                                                                                 -------------         -----------------
ASSETS
Cash and due from banks                                                          $   21,489,982          $   14,408,495
Interest-bearing deposits in other banks                                                 67,763                 352,536
Federal funds sold                                                                    5,612,000              15,421,000
Securities, at fair value                                                            55,979,011              36,907,864
Loans, net of allowance for loan losses of $2,961,514
  in 2002 and $2,856,743 in 2001                                                    214,575,172             207,452,738
Bank premises and equipment, net                                                      6,560,360               6,335,708
Accrued interest receivable                                                           1,833,152               1,590,282
Other assets                                                                          2,542,425               2,733,384
                                                                                 --------------          --------------
              Total assets                                                       $  308,659,865          $  285,202,007
                                                                                 ==============          ==============
LIABILITIES
Deposits:
  Noninterest-bearing                                                            $   52,642,104          $   50,659,242
  Interest-bearing                                                                  209,654,533             193,087,800
                                                                                 --------------          --------------
     Total deposits                                                              $  262,296,637          $  243,747,042
Federal Home Loan Bank advances                                                      15,000,000              15,000,000
Company obligated mandatorily redeemable capital securities                           4,000,000                       -
Dividends payable                                                                       331,311                 318,356
Other liabilities                                                                     1,827,773               1,979,210
Commitments and contingent liabilities                                                       --                      --
                                                                                 --------------          --------------
              Total liabilities                                                  $  283,455,721          $  261,044,608
                                                                                 --------------          --------------

SHAREHOLDERS' EQUITY
Common stock, par value, $3.13; authorized 8,000,000 shares;
  issued and outstanding, 2002, 3,313,112 shares; 2001, 1,675,559 shares             10,370,041               5,244,500
Retained earnings                                                                    14,251,516              18,685,761
Accumulated other comprehensive income                                                  582,587                 227,138
                                                                                 --------------          --------------
              Total shareholders' equity                                         $   25,204,144          $   24,157,399
                                                                                 --------------          --------------
              Total liabilities and shareholders' equity                         $  308,659,865          $  285,202,007
                                                                                 ==============          ==============

See Accompanying Notes to Consolidated Financial Statements.

                     FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                  FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001



                                                                                 2002                   2001
                                                                              ----------             ----------
INTEREST INCOME
     Interest and fees on loans                                               $4,345,051             $4,458,926
     Interest and dividends on securities available for sale:
        Taxable interest income                                                  488,559                294,204
        Interest income exempt from federal income taxes                          28,180                 38,929
        Dividends                                                                 34,181                 33,089
     Interest on federal funds sold                                               57,797                177,625
     Interest on deposits in other banks                                             340                    610
                                                                              ----------             ----------
        Total interest income                                                  4,954,108              5,003,383
                                                                              ----------             ----------

INTEREST EXPENSE
     Interest on deposits                                                      1,126,095              1,668,094
     Interest on Federal Home Loan Bank advances                                 175,807                235,066
     Distribution on capital securities of subsidiary trust                       56,467                     --
                                                                              ----------             ----------
        Total capital interest expense                                         1,358,369              1,903,160
                                                                              ----------             ----------

        Net interest income                                                    3,595,739              3,100,223

Provision for loan losses                                                         93,750                100,000
                                                                              ----------             ----------
        Net interest income after
          provision for loan losses                                            3,501,989              3,000,223
                                                                              ----------             ----------
OTHER INCOME
     Wealth management income                                                    129,348                122,119
     Service charges on deposit accounts                                         483,357                389,568
     Other service charges, commissions and fees                                 254,992                232,575
     Other operating income                                                        9,517                  9,699
                                                                              ----------             ----------
        Total other income                                                       877,214                753,961
                                                                              ----------             ----------
OTHER EXPENSES
     Salaries and employees' benefits                                          1,373,564              1,190,795
     Net occupancy expense of premises                                           173,714                151,014
     Furniture and equipment                                                     245,412                207,028
     Marketing and business development                                          127,065                 83,182
     Bank card                                                                   126,332                109,166
     Professional and consulting fees                                            151,675                237,017
     Data processing                                                             201,125                165,111
     Non-loan charge-offs                                                         32,938                 26,844
     Postage                                                                      49,532                 43,343
     Supplies                                                                     50,438                 58,106
     Taxes, other than income                                                     58,483                 41,649
     Telephone                                                                    67,643                 42,477
     Other operating expenses                                                    304,743                216,137
                                                                              ----------             ----------
        Total other expenses                                                   2,962,664              2,571,869
                                                                              ----------             ----------
        Income before income taxes                                             1,416,539              1,182,315

Income tax expense                                                               444,291                371,086
                                                                              ----------             ----------
        Net income                                                            $  972,248             $  811,229
                                                                              ==========             ==========
*EARNINGS PER SHARE, basic                                                    $     0.29             $     0.24
                                                                              ==========             ==========
*EARNINGS PER SHARE, assuming dilution                                        $     0.28             $     0.23
                                                                              ==========             ==========
*DIVIDENDS PER SHARE                                                          $     0.10             $    0.085
                                                                              ==========             ==========



*Amounts have been restated to reflect a 100% stock dividend during May 2002.


See Accompanying Notes to Consolidated Financial Statements.

                    FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                 2002                  2001
                                                                              ----------            ----------
INTEREST INCOME
      Interest and fees on loans                                              $8,571,019            $8,779,289
      Interest and dividends on securities available for sale:
           Taxable interest income                                               858,274               512,339
           Interest income exempt from federal income taxes                       62,465                80,486
           Dividends                                                              63,067                77,075
      Interest on federal funds sold                                             101,106               352,899
      Interest on deposits in other banks                                          1,586                 1,787
                                                                              ----------            ----------
           Total interest income                                               9,657,517             9,803,875
                                                                              ----------            ----------
INTEREST EXPENSE
      Interest on deposits                                                     2,281,907             3,306,144
      Interest on Federal Home Loan Bank advances                                349,682               406,391
      Distribution on capital securities of subsidiary trust                      59,573                    --
                                                                              ----------            ----------
           Total capital interest expense                                      2,691,162             3,712,535
                                                                              ----------            ----------

           Net interest income                                                 6,966,355             6,091,340

Provision for loan losses                                                        187,500               200,000
                                                                              ----------            ----------

           Net interest income after
             provision for loan losses                                         6,778,855             5,891,340
                                                                              ----------            ----------

OTHER INCOME
      Wealth management income                                                   331,602               254,721
      Service charges on deposit accounts                                        955,051               774,453
      Other service charges, commissions and fees                                476,354               421,528
      Gains on securities AFS                                                         --                    65
      Non-loan chargeoff recovery                                                     --               542,320
      Other operating income                                                      42,559                23,998
                                                                              ----------            ----------
           Total other income                                                  1,805,566             2,017,085
                                                                              ----------            ----------

OTHER EXPENSES
      Salaries and employees' benefits                                         2,770,605             2,326,719
      Net occupancy expense of premises                                          346,072               283,475
      Furniture and equipment                                                    490,071               410,906
      Advertising and business development                                       253,458               151,979
      Bank card                                                                  225,698               200,745
      Consulting and professional fees                                           329,847               413,255
      Data processing                                                            396,704               335,135
      Non-loan charge-offs                                                        65,049               119,276
      Postage                                                                     92,683                76,056
      Supplies                                                                   105,836               105,116
      Taxes, other than income                                                   107,164               106,304
      Telephone                                                                  123,904                92,617
      Other operating expenses                                                   550,607               464,675
                                                                              ----------            ----------
           Total other expenses                                                5,857,698             5,086,258
                                                                              ----------            ----------

           Income before income taxes                                          2,726,723             2,822,167

Income tax expense                                                               842,937               884,086
                                                                              ----------            ----------
           Net income                                                         $1,883,786            $1,938,081
                                                                              ==========            ==========
*EARNINGS PER SHARE, basic                                                    $     0.56            $     0.57
                                                                              ==========            ==========
*EARNINGS PER SHARE, assuming dilution                                        $     0.54            $     0.56
                                                                              ==========            ==========
*DIVIDENDS PER SHARE                                                          $     0.20            $     0.17
                                                                              ==========            ==========




*Amounts have been restated to reflect a 100% stock dividend during May 2002.

See Accompanying Notes to Consolidated Financial Statements.

             FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (UNAUDITED)
          FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                                                      ACCUMULATED
                                                                                         OTHER
                                                COMMON      CAPITAL     RETAINED     COMPREHENSIVE  COMPREHENSIVE
                                                 STOCK      SURPLUS     EARNINGS         INCOME         INCOME           TOTAL
                                             -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                   $ 5,359,158    $   --    $ 17,145,324    $  (85,543)                   $ 22,418,939
Comprehensive income:
  Net income                                          --        --       1,938,081            --    $  1,938,081       1,938,081
  Other comprehensive income (loss)
    net of tax:
    Unrealized holding gains on securities
      available for sale, net of deferred
      income taxes of $115,311                        --        --              --       223,839         223,839         223,839
                                                                                                    ------------
  Total comprehensive income                          --        --              --            --    $  2,161,920
                                                                                                    ============
Cash dividends                                        --        --        (580,915)           --                        (580,915)
Acquisition of 5,748 shares of
      common stock                               (17,991)       --         (80,770)           --              --         (98,761)
Exercise of stock options                          4,150        --          15,408            --                          19,558
                                             ---------------------------------------------------                    ------------
BALANCE, JUNE 30, 2001                       $ 5,345,317    $   --    $ 18,437,128    $  138,296                    $ 23,920,741
                                             ===================================================                    ============

BALANCE, DECEMBER 31, 2001                   $ 5,244,500    $   --    $ 18,685,761    $  227,138                    $ 24,157,399
Comprehensive income:
  Net income                                          --        --       1,883,786            --    $  1,883,786       1,883,786
  Other comprehensive income (loss) net
       of tax:
    Unrealized holding gains on
      securities available for sale,
      net of deferred income taxes
      of $183,110                                     --        --              --       355,449         355,449         355,449
                                                                                                    ------------
  Total comprehensive income                          --        --              --            --    $  2,239,235              --
                                                                                                    ============
100% Stock Dividend                            5,185,020                (5,185,020)                                     (662,818)
Cash dividends                                        --        --        (662,818)                                     (662,818)
Acquisition of 23,135 shares of
      common stock                               (72,413)       --        (525,080)           --                        (597,493)
Issuance of common stock                           5,547        --          37,424            --                          42,971
Exercise of stock options                          7,387        --          17,463            --                          24,850
                                             ---------------------------------------------------                    ------------
Balance, June 30, 2002                       $10,370,041    $   --    $ 14,251,516    $  582,587                    $ 25,204,144
                                             ===================================================                    ============


See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                  2002                   2001
                                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                             $  1,883,786           $  1,938,081
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                           462,058                362,039
            Provision for loan losses                                              187,500                200,000
            Provision for non-loan chargeoff                                            --                 68,500
            Net premium amortization on investment securities                      155,021                 17,338
            Gain on sale of fixed assets                                            (6,651)                    --
            Changes in assets and liabilities:
                (Increase) in accrued interest receivable                         (242,870)              (129,530)
                 Decrease in other assets                                            7,591                 43,646
                (Decrease) in other liabilities                                   (151,437)               (99,201)
                                                                              ------------           ------------
                   Net cash provided by operating activities                     2,294,998              2,400,873
                                                                              ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturities, calls and principal
            payments of securities available for sale                            4,309,118              3,625,484
       Purchase of securities available for sale                               (22,996,469)           (12,182,644)
       Proceeds from sale of premises and equipment                                  6,651                     --
       Purchase of premises and equipment                                         (686,710)              (884,584)
       Net (increase) in loans                                                  (7,309,934)           (12,937,057)
                                                                              ------------           ------------
                   Net cash (used in) investing activities                     (26,677,344)           (22,378,801)
                                                                              ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in demand deposits, NOW accounts
            and savings accounts                                                16,767,173             14,963,867
       Net increase in certificates of deposit                                   1,782,422              2,515,654
       Proceeds from issuance of capital securities                              4,000,000                     --
       Proceeds from Federal Home Loan Bank advances                                    --             10,000,000
       Cash dividends paid                                                        (649,863)              (581,666)
       Issuance of common stock                                                     67,821                 19,558
       Acquisition of common stock                                                (597,493)               (98,761)
                                                                              ------------           ------------
                   Net cash provided by financing activities                    21,370,060             26,818,652
                                                                              ------------           ------------
                   Increase (decrease) in cash and cash equivalents             (3,012,286)             6,840,724
CASH AND CASH EQUIVALENTS
       Beginning                                                                30,182,031             25,578,884
                                                                              ------------           ------------
       Ending                                                                 $ 27,169,745           $ 32,419,608
                                                                              ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:
            Interest                                                          $  2,739,787           $  3,686,607
                                                                              ============           ============
            Income taxes                                                      $    624,000           $  1,019,500
                                                                              ============           ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
       Unrealized gain on securities available for sale, net                  $    538,817           $    339,151
                                                                              ============           ============


See Accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated statements include the accounts of Fauquier Bankshares, Inc. (the "Company") and subsidiary, The Fauquier Bank. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2002 and December 31, 2001, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001.

         The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year.

2.       SECURITIES

         The amortized cost of securities available for sale, with unrealized gains and losses follows:


                                                                      GROSS             GROSS
                                                    AMORTIZED      UNREALIZED        UNREALIZED         FAIR
                                                      COST           GAINS            (LOSSES)          VALUE
                                                      ----           -----            --------          -----
                                                                          June 30, 2002
                                                 -----------------------------------------------------------------
         Obligations of U.S.
           Government corporations
           and agencies                          $ 44,518,118     $    680,017      $         --      $ 45,198,135
         Obligations of states and political
           subdivisions                             2,250,853           69,143                --         2,319,996
         Corporate Bonds                            5,067,574          156,807                --         5,224,381
         Mutual Funds                               1,500,000               --              (501)        1,499,499
         Restricted investments:
             Federal Home Loan
             Bank stock                             1,150,000               --                --         1,150,000
         Federal Reserve Bank
           stock                                       72,000               --                --            72,000
         Community Bankers'
           Bank stock                                  50,000               --                --            50,000
         FHLMC Preferred
           Bank stock                                 487,500               --           (22,500)          465,000
                                                 ------------     ------------      ------------      ------------

                                                 $ 55,096,045     $    905,967      $    (23,001)     $ 55,979,011
                                                 ============     ============      ============      ============



                                                                              GROSS             GROSS
                                                            AMORTIZED       UNREALIZED        UNREALIZED          FAIR
                                                              COST             GAINS           (LOSSES)           VALUE
                                                              ----             -----           --------           -----
                                                                                December 31, 2001
                                                          -----------------------------------------------------------------
         Obligations of U.S.
           Government corporations
           and agencies                                   $ 26,680,369     $    202,404      $    (38,948)     $ 26,843,825
         Obligations of states and political
           subdivisions                                      3,043,644           59,399                --         3,103,043
         Corporate Bonds                                     5,080,203          148,793                --         5,228,996
         Restricted investments:
             Federal Home Loan
             Bank stock                                      1,150,000               --                --         1,150,000
         Federal Reserve Bank
           stock                                                72,000               --                --            72,000
         Community Bankers'
           Bank stock                                           50,000           50,000
         FHLMC Preferred
           Bank stock                                          487,500               --           (27,500)          460,000
                                                          ------------     ------------      ------------      ------------
                                                          $ 36,563,716     $    410,596      $    (66,448)     $ 36,907,864
                                                          ============     ============      ============      ============


3.       LOANS

         A summary of the balances of loans follows:

                                                                                                    JUNE 30,     DECEMBER 31,
                                                                                                      2002          2001
                                                                                                    --------     ------------
                                                                                                          (Thousands)
         Real estate loans:
           Construction and land development                                                        $ 10,962       $ 16,851
           Secured by farmland                                                                         2,414          2,220
           Secured by 1-4 family residential                                                          75,468         72,692
           Other real estate loans                                                                    63,982         62,845
         Commercial and industrial loans (except those secured by real estate)                        19,501         15,154
         Loans to individuals for personal expenditures                                               35,551         34,640
         All other loans                                                                               9,687          5,962
                                                                                                    --------       --------
                      Total loans                                                                   $217,565       $210,364
         Less:  Unearned income                                                                           28             54
                   Allowance for loan losses                                                           2,962          2,857
                                                                                                    --------       --------
                      Net loans                                                                     $214,575       $207,453
                                                                                                    ========       ========


         Analysis of the allowance for loan losses follows:


                                                                             SIX MONTHS        SIX MONTHS
                                                                               ENDING            ENDING
                                                                               JUNE 30,          JUNE 30,        DECEMBER 31,
                                                                                2002               2001              2001
                                                                               -------           -------           -------
                                                                                               (Thousands)

         Balance at beginning of period                                        $ 2,857           $ 2,554           $ 2,554
         Provision charged to operating expense                                    188               200               350
         Recoveries added to the allowance                                          17                51               230
         Loan losses charged to the allowance                                     (100)              (49)             (277)
                                                                               -------           -------           -------
         Balance at end of period                                              $ 2,962           $ 2,756           $ 2,857
                                                                               =======           =======           =======


         Nonperforming assets consist of the following:

                                                                                               JUNE 30,            DECEMBER 31,
                                                                                                 2002                 2001
                                                                                                ------               ------
                                                                                                        (Thousands)

         Nonaccrual loans                                                                       $1,319               $  913
         Restructured loans                                                                         --                   --
                                                                                                ------               ------
                      Total non-performing loans                                                 1,319                  913
         Foreclosed real estate                                                                     --                   --
                                                                                                ------               ------
                      Total non-performing assets                                               $1,319               $  913
                                                                                                ======               ======


         Total loans past due 90 days or more and still accruing were $342,000 on June 30, 2002 and $541,000 on December 31, 2001.


4.       COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF
         SUBSIDIARY TRUST

         On March 26, 2002, the Company's wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust's Floating Rate Capital Securities ("Capital Securities") in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 ("Subordinated Debentures"). Both the Capital Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The Capital Securities are guaranteed by the Company on a subordinated basis.

         The Capital Securities are presented in the consolidated balance sheets of the Company under the caption "Company-Obligated Mandatorily Redeemable Capital Securities." The Company records distributions payable on the Capital Securities as an Interest Expense in its consolidated statements of income. The cost of issuance of the Capital Securities was approximately $128,000. This cost is being amortized over a five year period from the issue date.

5.       EARNINGS PER SHARE

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all periods reported have been restated giving effect to the 100% stock dividend during 2002.



                                                               THREE MONTHS             SIX MONTHS             SIX MONTHS
                                                                  ENDING                  ENDING                 ENDING
                                                              JUNE 30, 2002           JUNE 30, 2002           JUNE 30, 2001
                                                                      PER SHARE              PER SHARE                  PER SHARE
                                                           SHARES       AMOUNT     SHARES     AMOUNT      SHARES          AMOUNT
                                                          ---------     ------    ---------   ------     ---------        ------

         Basic earnings per share                         3,332,184     $ 0.29    3,338,613   $ 0.56     3,420,670        $ 0.57
         Effect of dilutive securities, stock options       162,861     ======      142,880   ======        32,834        ======
                                                          ---------               ---------              ---------
         Diluted earnings per share                       3,495,045     $ 0.28    3,481,493   $ 0.54     3,453,504        $ 0.56
                                                          =========     ======    =========   ======     =========        ======



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

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,313,112 shares of common stock, par value $3.13 per share, held by approximately 396 shareholders of record on June 30, 2002.

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

The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including one-to-four family mortgage loans, installment loans, other consumer loans, as well as outstanding loan commitments. Also, a formula allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. We also consider trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. Since the formula for the allowance uses a historical loss view as an indicator of future losses, actual losses could differ in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated.

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


COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

NET INCOME. Net income for the three months ended June 30, 2002 was $972,000 or $0.28 per diluted share compared with $811,000 or $0.23 per diluted share for the three months ended June 30, 2001. The increase in net income for the three-month period was primarily due to the increase in net interest income.

NET INTEREST INCOME. Net interest income increased $496,000 or 16.0% to $3.6 million for the three months ended June 30, 2002 compared with $3.1 million for the three months ended June 30, 2001. The net interest margin, computed on a tax equivalent basis, for the March 2002 quarter was 5.21% compared with 4.92% for the same quarter one year earlier. The increase in the net interest margin can be primarily attributed to the declining interest rate environment over the last twelve months, and the corresponding reduction in the average cost on total deposits to 1.76% for the quarter ended June 30, 2002, from 2.96% for the quarter ended June 30, 2001.

Average interest-earning assets grew 9.5% to $276.7 million for the second quarter of 2002 compared with $252.7 million for the second quarter of 2001. Total interest income declined $49,000 or 1.0% to $4.95 million for the three months ended June 30, 2002 compared to $5.00 million for the three months ended June 30, 2001, as a result of the declining interest rate environment and its effect on the yield on interest-earning assets. The tax equivalent yield on interest-earning assets declined to 7.17% for the quarter ended June 30, 2002, from 7.93% for the quarter ended June 30, 2001. Interest and fees on loans declined $114,000, or 2.6% to $4.3 million for the June 2002 quarter. Average loans outstanding totaled $215.3 million and earned 8.06% on a tax-equivalent basis for the quarter ended June 30, 2002, compared with $209.7 million and 8.49%, respectively, for the quarter ended June 30, 2001. Investment securities income increased $185,000 or 50.3%, while interest on federal funds sold decreased $120,000 or 67.5%. Investment securities and federal funds sold averaged $47.6 million and $13.8 million, respectively, for the second quarter of 2002 compared with $25.8 million and $17.1 million for the same quarter one year earlier. The yield on investment securities and federal funds was 4.06% on a tax-equivalent basis for the second quarter of 2002, compared with 5.23% for the second quarter of 2001.

Total interest expense decreased $545,000 or 28.6% to $1.4 million for the three months ended June 30, 2002 from $1.9 million for the three months ended June 30, 2001. Average interest-bearing liabilities grew 10.9% to $225.0 million for the second quarter of 2002 compared with $202.8 million for the second quarter of 2001, while the average cost on interest-bearing liabilities decreased to 2.42% from 3.76% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the declining interest rate environment. Average certificates of deposit balances for the second quarter of 2002 were $69.2 million at an average cost of 3.99%, compared with $78.0 million at an average cost of 5.78% for the same quarter one year earlier. Average FHLB of Atlanta advances were $15.0 million for the second quarter of 2002 compared with $18.7 million during the second quarter of 2001.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $94,000 and $100,000 for the three months ended June 30, 2002 and 2001, respectively. The respective amounts of the provision for loan losses were determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income increased by $123,000 or 16.3% from $754,000 for the three months ended June 30, 2001 to $877,000 for the three months ended June 30, 2002, primarily due to the increase in service charge income on deposit accounts. Service charges on deposit accounts increased $94,000, or 24.1% to $483,000 for the quarter ended June 30, 2002 compared with $390,000 for the same quarter one year earlier. Major factors in the increase in service charges on deposit accounts were management's focus on meeting the needs of its customers with new value-added, fee-based products such as "Courtesy Pay," and the impact of TFB's deposit base increasing 14.2% from $229.6 million at June 30, 2001 to $262.3 million at June 30, 2002.

TOTAL OTHER EXPENSES. Total other expenses increased 15.2% or $391,000 to $2.96 million for the three months ended June 30, 2002 compared with $2.57 million for the three months ended June 30, 2001. Approximately $183,000 of the increase was due to the increase in salary and benefit expenses. The primary factors causing the increase in salary and benefit expense were the growth in staff from 111 full-time equivalent personnel at June 30, 2001 to 114 full-time equivalent personnel at June 30, 2002; increases in the defined-benefit pension plan and medical insurance expense; and the customary annual salary increases. The increase in full-time equivalent personnel results primarily from the addition of the retail banking and lending staff for the Old Town-Manassas branch office opened in August 2001, and the expansion of TFB's Wealth Management Services division. Occupancy and furniture and equipment expenses also increased over the same time period by $23,000 and $38,000, respectively, due to the addition of the Old Town-Manassas branch office. Marketing and business development expenses increased by $44,000, primarily due to the marketing of TFB's new check imaging program. Beginning in June 2002, TFB began processing checking accounts using state-of-the-art Check Imaging. By providing customers a high quality photo journal of checks issued, the ease and efficiency of their financial recordkeeping was greatly enhanced. Data processing and telephone expenses increased $62,000 and $31,000, respectively, primarily due to expenses related to the improvement of TFB's customer relationship management and business continuity capabilities, as well as the additional expenses related to the Old Town-Manassas branch. Other operating expenses increased $89,000 primarily in employee training/education expenses, and miscellaneous lending-related expenses.

COMPARISION OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

NET INCOME. Net income for the six months ended June 30, 2002 was $1.88 million or $0.54 per diluted share compared with $1.94 million or $0.56 per diluted share for the six months ended June 30, 2001. The decrease in net income for the six-month period was entirely due to a $358,000 non-loan charge-off recovery, net of tax, during the first quarter of 2001. Absent this one-time recovery and associated income tax, net income from operations increased 19.2% from $1.58 million for the first six months of 2001 to $1.88 million.

NET INTEREST INCOME. Net interest income increased $875,000 or 14.4% to $7.0 million for the six months ended June 30, 2002 compared with $6.1 million for the six months ended June 30, 2001. The net interest margin, computed on a tax equivalent basis, for the six months ending June 30, 2002 was 5.19% compared with 5.03% for the same period one year earlier. The increase in the net interest margin can be primarily attributed to the declining interest rate environment over the last twelve months, and the corresponding reduction in the average cost on total deposits to 1.84% for the six months ended June 30, 2002, from 3.03% for the same period ended June 30, 2001.

Average interest-earning assets grew 10.7% to $270.2 million for the first six months of 2002 compared with $244.1 million for the first six months of 2001. Total interest income declined $146,000 or 1.5% to $9.7 million for the six months ended June 30, 2002 compared to $9.80 million for the six months ended June 30, 2001, as a result of the declining interest rate environment and its effect on the yield on interest-earning assets. The tax equivalent yield on interest-earning assets declined to 7.20% for the six months ended June 30, 2002, from 8.09% for the six months ended June 30, 2001. Interest and fees on loans declined $208,000, or 2.4% to $8.6 million for the first six months of 2002 compared with $8.8 million for the same period one year earlier. Average loans outstanding totaled $214.3 million and earned 8.03% on a tax-equivalent basis for the six months ended June 30, 2002, compared with $206.5 million and 8.54%, respectively, for the six months ended June 30, 2001. Investment securities income increased $314,000 or 46.7%, while interest on federal funds sold decreased $252,000 or 71.3%. Investment securities and federal funds sold averaged $43.5 million and $12.4 million, respectively, for the first six months of 2002 compared with $22.9 million and $14.8 million for the same period one year earlier. The yield on investment securities and federal funds was 4.00% on a tax-equivalent basis for the first six months of 2002, compared with 5.65% for the first six months of 2001.

Total interest expense decreased $1.0 million or 27.5% to $2.7 million for the six months ended June 30, 2002 from $3.7 million for the six months ended June 30, 2001. Average interest-bearing liabilities grew 12.1% to $201.4 million for the first six months of 2002 compared with $179.7 million for the first six months of 2001, while the average cost on interest-bearing liabilities decreased to 2.48% from 3.82% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the declining interest rate environment. Average certificates of deposit balances for the first six of 2002 were $69.0 million at an average cost of 4.15%, compared with $76.9 million at an average cost of 5.85% for the same period one year earlier. Average FHLB of Atlanta advances were $15.0 million for the first six months of 2002 compared with $15.9 million during the first six months of 2001.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $188,000 and $200,000 for the six months ended June 30, 2002 and 2001, respectively. The respective amounts of the provision for loan losses were determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income decreased by $212,000 or 10.5% from $2.02 million for the six months ended June 30, 2001 to $1.81 million for the six months ended June 30, 2002. This decrease stemmed from the previously mentioned non-loan charge-off recovery of $542,000 during the first quarter of 2001. Excluding this one-time recovery, total other income increased $331,000 or 22.4%. Wealth management income increased $77,000 or 30.2% from the first six months of 2001 to the first six months of 2002, primarily due to increased investment brokerage activity. Service charges on deposit accounts increased $181,000, or 23.3% from the first six months of 2001 to the first six months of 2002. Major factors in the increase in service charges on deposit accounts were primarily those discussed in the quarterly comparison above.

TOTAL OTHER EXPENSES. Total other expenses increased 15.2% or $771,000 to $5.86 million for the six months ended June 30, 2002 compared with $5.09 million for the six months ended June 30, 2001. Approximately $444,000 of the increase was due to the increase in salary and benefit expenses. Major factors in the increase in salary and benefit expenses were primarily those discussed in the quarterly comparison above. Advertising and business development expenses increased 66.8%, or $101,000, from the six months ended June 30, 2001, to the six months ended June 30, 2002 primarily due to TFB's 100-year anniversary celebration, as well as the marketing of TFB's new check imaging program. Occupancy, furniture and equipment, and telephone expenses also increased over the same time period due to the addition of the Old Town-Manassas branch office. Other operating expenses increased $86,000 primarily in employee training/education expenses, and miscellaneous lending-related expenses.

COMPARISON OF JUNE 30, 2002 AND DECEMBER 31, 2001 FINANCIAL CONDITION

Assets totaled $308.7 million at June 30, 2002, an increase of 8.2% or $23.5 million from $285.2 million at December 31, 2001. Balance sheet categories reflecting significant changes include loans, federal funds sold, securities, deposits, and company obligated mandatorily redeemable preferred securities of subsidiary trust. Each of these categories is discussed below.

LOANS. Net loans were $214.6 million at June 30, 2002, which is an increase of $7.1 million or 3.4% from $207.5 million at December 31, 2001. The growth in total loans can be attributed to the increases in 1-4 family residential loans of $2.8 million, commercial and industrial loans of $4.3 million, and miscellaneous other loans of $3.7 million, partially offset by the decrease in construction and land development loans of $5.9 million.

FEDERAL FUNDS SOLD. Federal funds sold were $5.6 million at June 30, 2002, compared with $15.4 million at December 31, 2001, representing a decrease of $9.8 million. The decrease was due to investment of excess liquidity in securities rather than federal funds sold as discussed below.

SECURITIES. Investment securities increased $19.1 million from December 31, 2001 to June 30, 2002. This increase was funded by the increase in deposits discussed below, as well as decreasing the amount of federal funds sold, and investing the proceeds in securities. Virtually all securities purchased during the quarter ended June 30, 2002 were relatively short-term with projected durations of three years or less.

DEPOSITS. On June 30, 2002, total deposits were $262.3 million, reflecting an increase of $18.5 million or 7.6% from $243.7 million at December 31, 2001. The growth was in interest-bearing deposits, which increased $16.5 million, and non-interest-bearing deposits, which increased $2.0 million.

COMPANY OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST ("Capital Securities.") During March 2002, Bankshares established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. Bankshares intends to use the offering proceeds for the purposes of expansion and the repurchase of additional shares of its common stock. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of Bankshares together do not exceed 25% of Tier 1 capital.


SHAREHOLDERS' EQUITY

Total shareholders' equity was $25.2 million at June 30, 2002 compared to $24.2 million at December 31, 2001, an increase of $1.0 million, or 4.3%. During the six months ended June 30, 2002, shareholders' equity was reduced by $597,000 due to the repurchase of 23,135 shares of Bankshares' common stock.

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

Non-performing loans totaled approximately $1.3 million, or .61% of total loans at June 30, 2002, as compared with $913,000, or .43% of total loans at December 31, 2001. The increase in non-performing loans is entirely due to the addition of approximately $507,000 of loans to one borrower. The allowance for loan losses allocated for these loans were increased to reflect the change in their status. Non-performing loans as a percentage of the allowance for loan losses were 44.5% and 32.0% at June 30, 2002 and December 31, 2001, respectively.

Loans that are 90 days past due and accruing interest totaled $342,000 and $541,000 at June 30, 2002 and December 31, 2001, respectively. No loss is anticipated on these loans.

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $27.2 million at June 30, 2002. These assets provide the primary source of liquidity for TFB. In addition, management has designated the investment securities portfolio, totaling $56.0 million, as available for sale, and TFB has a line of credit with the FHLB of Atlanta to provide additional sources of liquidity. The FHLB of Atlanta line of credit had a borrowing limit of approximately $45.6 million at June 30, 2002, of which $15.0 million was in use.

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

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of June 30, 2002, (i) Bankshares' Tier 1, total risk-based capital and leverage ratios were 13.90%, 15.15% and 9.49%, respectively, and (ii) TFB's Tier 1 and total risk-based capital and leverage ratios were 13.74%, 14.99%, and 9.38%, respectively. TFB was notified by the Federal Reserve Bank of Richmond that, at June 30, 2002, both Bankshares and TFB were considered "well capitalized."

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements to disclose since the filing of Bankshare's report on Form 10-Q for the quarter ended March 31, 2002.

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

TFB monitors exposure to instantaneous change in market rates of up to 200 basis points up or down. TFB's policy limit for the maximum negative impact on net interest income and change in the economic value of equity resulting from instantaneous change in market interest rates of 200 basis points is 15% and

35%, respectively. Management has maintained a risk position well within these guideline levels during the second quarter of 2002.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Bankshares held its Annual Meeting of Shareholders on May 21, 2002. A quorum of Shareholders was present, consisting of a total of 1,405,796 shares, 8,000 represented in person and 1,397,796 represented by proxy. At the Annual Meeting, Class III directors A. G. Green, Jr., D. C. Larson, D. H. Lees, Jr., R. T. Minter, and H. F. Stringfellow were elected to three-year terms. The following Class I and Class II directors whose terms expire in 2003 and 2004 continued in office: S. C. Haworth, C. H. Lawrence, Jr., B. S. Montgomery, H. P. Neale, P. H. Nevill, J. J. Norman, Jr., H. M. Ross, and C. H. Tiffany. The Shareholders also ratified the appointment of Yount, Hyde & Barbour, P.C. as independent auditors of the Bank for the year ending December 31, 2002.

The vote on each matter was as follows:

1.       For Directors:                                   FOR           WITHHELD
                                                          ---           --------

                           Alexander G. Green, Jr.        1,379,760     26,036
                           Douglas C. Larson              1,349,348     56,448
                           D. Harcourt Lees, Jr.          1,343,440     62,356
                           Randolph T. Minter             1,395,956      9,840
                           H. Frances Stringfellow        1,351,800     53,996

2.       Ratification of the appointment
         of Yount, Hyde & Barbour,P.C. as
         the independent auditors for
         Bankshares and TFB:                  FOR        AGAINST   ABSTAIN
                                              ---        -------   -------
                                              1,370,432   20,064    15,300



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         (3)(i) Articles of Incorporation of Fauquier Bankshares, Inc., as amended*

         (3)(ii)        Bylaws of Fauquier Bankshares, Inc.*

                        Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.


         (11) Refer to Part I, Item 1, Footnote 5 to the Consolidated Financial Statements.


* Incorporated by reference to Bankshares' Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999.


         (b)      Reports on Form 8-K:

Current Report on Form 8-K, filed on April 19, 2002, attaching a press release announcing Bankshares' two-for-one stock split of its common stock in the form of a stock dividend. New shares resulting from this split were distributed on or about May 15, 2002 to holders of record as of the close of business on April 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FAUQUIER BANKSHARES, INC.

Dated: August 14, 2002           /s/  C. Hunton Tiffany
                                 -------------------------------------------
                                 C. Hunton Tiffany
                                 Chairman, President and Chief Executive Officer

Dated: August 14, 2002           /s/  Eric P. Graap
                                 -------------------------------------------
                                 Eric P. Graap
                                 Senior Vice President and Chief Financial
                                    Officer


             (Certifications of CEO and CFO under Section 906 of the
                     Sarbanes-Oxley Act of 2002 are enclosed
                separately as correspondence with this filing.)