Form 10-Q
period 2002-09-30
FAUQUIER BANKSHARES INC
filed 2002-11-14
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

                                 --------------




(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

         As of November 7, 2002, the latest practicable date for determination, 3,283,029 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

                            FAUQUIER BANKSHARES, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION


                                                                                                                        Page
                                                                                                                        ----
   Item 1.  Financial Statements
            Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001                        2

            Consolidated Statements of Income (unaudited) for the Three Months Ended September 30, 2002 and 2001          3

            Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 2002 and 2001           4

            Consolidated Statements of Changes in Shareholders' Equity
            (unaudited) for the Nine Months Ended September 30, 2002 and 2001                                             5

            Consolidated Statements of Cash Flows (unaudited) for the Nine
            Months Ended September 30, 2002 and 2001                                                                      6

            Notes to Consolidated Financial Statements                                                                  7-10

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                   19

   Item 4.  Controls and Procedures                                                                                      20

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                                            20

   Item 6.  Exhibits and Reports on Form 8-K                                                                             20


SIGNATURES                                                                                                               22

CERTIFICATIONS                                                                                                           23


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                                                   SEPTEMBER 30, 2002          DECEMBER 31, 2001
                                                                                       (UNAUDITED)                  (AUDITED)
                                                                                  ---------------------       ---------------------
ASSETS
Cash and due from banks                                                                $ 17,857,882               $ 14,408,495
Interest-bearing deposits in other banks                                                    253,423                    352,536
Federal funds sold                                                                        8,714,000                 15,421,000
Securities, at fair value                                                                56,937,870                 36,907,864
Loans, net of allowance for loan losses of $3,004,837
  in 2002 and $2,856,743 in 2001                                                        213,816,523                207,452,738
Bank premises and equipment, net                                                          6,566,118                  6,335,708
Accrued interest receivable                                                               1,735,767                  1,590,282
Other assets                                                                              2,686,929                  2,733,384
                                                                                       ------------               ------------
              Total assets                                                             $308,568,512               $285,202,007
                                                                                       ============               ============

LIABILITIES
Deposits:
  Noninterest-bearing                                                                  $ 50,683,297               $ 50,659,242
  Interest-bearing                                                                      210,636,553                193,087,800
                                                                                       ------------               ------------
     Total deposits                                                                    $261,319,850               $243,747,042
Federal Home Loan Bank advances                                                          15,000,000                 15,000,000
Company-obligated mandatorily redeemable capital securities                               4,000,000                         --
Dividends payable                                                                           330,599                    318,356
Other liabilities                                                                         2,241,443                  1,979,210
Commitments and contingent liabilities                                                           --                         --
                                                                                       ------------               ------------
              Total liabilities                                                        $282,891,892               $261,044,608
                                                                                       ------------               ------------
SHAREHOLDERS' EQUITY
Common stock, par value, $3.13; authorized 8,000,000 shares;
  issued and outstanding, 2002, 3,297,748 shares; 2001, 1,675,559 shares                 10,321,951                  5,244,500
Retained earnings                                                                        14,779,444                 18,685,761
Accumulated other comprehensive income                                                      575,225                    227,138
                                                                                       ------------               ------------
              Total shareholders' equity                                               $ 25,676,620               $ 24,157,399
                                                                                       ------------               ------------
              Total liabilities and shareholders' equity                               $308,568,512               $285,202,007
                                                                                       ============               ============



See Accompanying Notes to Consolidated Financial Statements.

                      FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                               2002                      2001
                                                                            -----------               -----------
INTEREST INCOME
     Interest and fees on loans                                             $ 4,205,327               $ 4,449,604
     Interest and dividends on securities available for sale:
        Taxable interest income                                                 540,511                   292,027
        Interest income exempt from federal income taxes                         24,566                    37,539
        Dividends                                                                62,445                    29,567
     Interest on federal funds sold                                              55,278                   209,413
     Interest on deposits in other banks                                            248                       657
                                                                            -----------               -----------
        Total interest income                                                 4,888,375                 5,018,807
                                                                            -----------               -----------
INTEREST EXPENSE
     Interest on deposits                                                     1,030,030                 1,593,067
     Interest on Federal Home Loan Bank advances                                177,739                   293,695
     Distribution on capital securities of subsidiary trust                      55,882                        --
                                                                            -----------               -----------
        Total capital interest expense                                        1,263,651                 1,886,762
                                                                            -----------               -----------
        Net interest income                                                   3,624,724                 3,132,045

Provision for loan losses                                                        65,000                    75,000
                                                                            -----------               -----------
        Net interest income after
          provision for loan losses                                           3,559,724                 3,057,045
                                                                            -----------               -----------
OTHER INCOME
     Wealth management income                                                   181,995                   197,356
     Service charges on deposit accounts                                        522,348                   436,830
     Other service charges, commissions and fees                                250,698                   221,613
     Gains on securities available for sale                                      33,914                        --
     Other operating income                                                       9,863                    17,603
                                                                            -----------               -----------
        Total other income                                                      998,818                   873,402
                                                                            -----------               -----------
OTHER EXPENSES
     Salaries and employees' benefits                                         1,444,599                 1,212,041
     Net occupancy expense of premises                                          191,871                   156,057
     Furniture and equipment                                                    252,709                   212,317
     Marketing and business development                                          81,123                    82,480
     Bank card                                                                  122,333                   114,346
     Professional and consulting fees                                           200,910                   146,661
     Data processing                                                            213,076                   205,193
     Non-loan chargeoffs                                                         48,725                   (32,392)
     Postage                                                                     32,330                    41,123
     Supplies                                                                    62,452                    66,854
     Taxes, other than income                                                    70,358                    60,247
     Telephone                                                                   69,881                    57,877
     Other operating expenses                                                   263,524                   206,894
                                                                            -----------               -----------
        Total other expenses                                                  3,053,891                 2,529,698
                                                                            -----------               -----------
        Income before income taxes                                            1,504,651                 1,400,749

Income tax expense                                                              473,485                   443,498
                                                                            -----------               -----------
        Net income                                                          $ 1,031,166               $   957,251
                                                                            ===========               ===========
*EARNINGS PER SHARE, basic                                                  $      0.31               $      0.28
                                                                            ===========               ===========
*EARNINGS PER SHARE, assuming dilution                                      $      0.30               $      0.27
                                                                            ===========               ===========
*DIVIDENDS PER SHARE                                                        $      0.10               $     0.095
                                                                            ===========               ===========


*Amounts have been restated to reflect a 100% stock dividend during May 2002.

See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                                2002                2001
                                                                             -----------         -----------
INTEREST INCOME
      Interest and fees on loans                                             $12,776,346         $13,228,893
      Interest and dividends on securities available for sale:
           Taxable interest income                                             1,398,785             804,366
           Interest income exempt from federal income taxes                       87,031             118,025
           Dividends                                                             125,512             106,642
      Interest on federal funds sold                                             156,384             562,312
      Interest on deposits in other banks                                          1,834               2,444
                                                                             -----------         -----------
           Total interest income                                              14,545,892          14,822,682
                                                                             -----------         -----------

INTEREST EXPENSE
      Interest on deposits                                                     3,311,937           4,899,211
      Interest on Federal Home Loan Bank advances                                527,421             700,086
      Distribution on capital securities of subsidiary trust                     115,455                  --
                                                                             -----------         -----------
           Total capital interest expense                                      3,954,813           5,599,297
                                                                             -----------         -----------
           Net interest income                                                10,591,079           9,223,385

Provision for loan losses                                                        252,500             275,000
                                                                             -----------         -----------
           Net interest income after
             provision for loan losses                                        10,338,579           8,948,385
                                                                             -----------         -----------
OTHER INCOME
      Wealth management income                                                   513,597             490,667
      Service charges on deposit accounts                                      1,477,399           1,211,283
      Other service charges, commissions and fees                                727,052             604,551
      Gains on securities available for sale                                      33,914                  --
      Non-loan chargeoff recovery                                                     --             542,320
      Other operating income                                                      52,422              41,666
                                                                             -----------         -----------
           Total other income                                                  2,804,384           2,890,487
                                                                             -----------         -----------
OTHER EXPENSES
      Salaries and employees' benefits                                         4,215,204           3,538,760
      Net occupancy expense of premises                                          537,943             439,532
      Furniture and equipment                                                    742,780             623,223
      Advertising and business development                                       334,581             234,459
      Bank card                                                                  348,031             315,091
      Consulting and professional fees                                           530,757             559,916
      Data processing                                                            609,780             540,328
      Non-loan chargeoffs                                                        113,774              86,884
      Postage                                                                    125,013             117,179
      Supplies                                                                   168,288             171,970
      Taxes, other than income                                                   177,522             166,551
      Telephone                                                                  193,785             150,494
      Other operating expenses                                                   814,131             671,769
                                                                             -----------         -----------
           Total other expenses                                                8,911,589           7,616,156
                                                                             -----------         -----------
           Income before income taxes                                          4,231,374           4,222,716
Income tax expense                                                             1,316,422           1,327,584
                                                                             -----------         -----------
           Net income                                                        $ 2,914,952         $ 2,895,132
                                                                             ===========         ===========
*EARNINGS PER SHARE, basic                                                   $      0.88         $      0.85
                                                                             ===========         ===========
*EARNINGS PER SHARE, assuming dilution                                       $      0.84         $      0.83
                                                                             ===========         ===========
*DIVIDENDS PER SHARE                                                         $      0.30         $     0.265
                                                                             ===========         ===========



*Amounts have been restated to reflect a 100% stock dividend during May 2002.

See Accompanying Notes to Consolidated Financial Statements.

             FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (UNAUDITED)
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                               COMMON        CAPITAL          RETAINED     COMPREHENSIVE
                                                               STOCK         SURPLUS          EARNINGS        INCOME
                                                           ----------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                 $  5,359,158    $         --    $ 17,145,324    $    (85,543)
Comprehensive income:
  Net income                                                         --              --       2,895,132              --
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $200,275             --              --              --         388,770

  Total comprehensive income                                         --              --              --              --

Cash dividends                                                       --              --        (903,667)             --
Acquisition of 16,718 shares of common stock                    (52,327)             --        (303,189)             --
Exercise of stock options                                         7,280              --          21,028              --
                                                           ------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001                                $  5,314,111    $         --    $ 18,854,628    $    303,227
                                                           ============================================================

BALANCE, DECEMBER 31, 2001                                 $  5,244,500    $         --    $ 18,685,761    $    227,138
Comprehensive income:
  Net income                                                         --              --       2,914,952              --
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $179,318             --              --              --         348,087

  Total comprehensive income                                         --              --              --              --

100% Stock Dividend                                           5,185,020                      (5,185,020)
Cash dividends                                                       --              --        (993,417)             --
Acquisition of 38,499 shares of common stock                   (120,503)             --        (697,719)             --
Issuance of common stock                                          5,547              --          37,424              --
Exercise of stock options                                         7,387              --          17,463              --
                                                           ------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002                                $ 10,321,951    $         --    $ 14,779,444    $    575,225
                                                           ============================================================




                                                            COMPREHENSIVE
                                                               INCOME          TOTAL
                                                           ------------------------------
BALANCE, DECEMBER 31, 2000                                                  $ 22,418,939
Comprehensive income:
  Net income                                                $  2,895,132       2,895,132
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $200,275         388,770         388,770
                                                            ------------
  Total comprehensive income                                $  3,283,902              --
                                                            ============
Cash dividends                                                                  (903,667)
Acquisition of 16,718 shares of common stock                                    (355,516)
Exercise of stock options                                                         28,308
                                                                            ------------
BALANCE, SEPTEMBER 30, 2001                                                 $ 24,471,966
                                                                            ============

BALANCE, DECEMBER 31, 2001                                                  $ 24,157,399
Comprehensive income:
  Net income                                                $  2,914,952       2,914,952
  Other comprehensive income (loss) net of tax:
    Unrealized holding gains on securities available
      for sale, net of deferred income taxes of $179,318         575,225         348,087
                                                            ------------
  Total comprehensive income                                $  3,490,177              --
                                                            ============
100% Stock Dividend
Cash dividends                                                                 (993,417)
Acquisition of 38,499 shares of common stock                                   (818,222)
Issuance of common stock                                                         42,971
Exercise of stock options                                                        24,850
                                                                           ------------
BALANCE, SEPTEMBER 30, 2002                                                $ 25,676,620
                                                                           ============




See Accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                         -----------      ------------
                                                                            2002              2001
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                       $  2,914,952      $  2,895,132
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                     696,395           548,865
            Provision for loan losses                                        252,500           275,000
            Net premium amortization on investment securities                262,630            37,512
            Gain on sale of fixed assets                                      (7,006)               --
            Gain on sale of securities available for sale                    (33,914)               --
            Changes in assets and liabilities:
                (Increase) in accrued interest receivable                   (145,485)         (180,447)
                (Increase) in other assets                                  (132,863)         (124,858)
                Increase in other liabilities                                262,233           144,832
                                                                        ------------      ------------
                   Net cash provided by operating activities               4,069,442         3,596,036
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturities, calls and principal
            payments of securities available for sale                     11,876,633         8,491,643
       Purchase of securities available for sale                         (32,641,600)      (22,389,942)
       Proceeds from sale of securities available for sale                 1,033,650                --
       Proceeds from sale of premises and equipment                            7,006                --
       Purchase of premises and equipment                                   (926,805)       (1,369,177)
       Net (increase) in loans                                            (6,616,285)      (12,552,550)
                                                                        ------------      ------------
                   Net cash (used in) investing activities               (27,267,401)      (27,820,026)
                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in demand deposits, NOW accounts
            and savings accounts                                          15,090,518        20,820,457
       Net increase in certificates of deposit                             2,482,290         4,665,756
       Proceeds from issuance of capital securities                        4,000,000                --
       Proceeds from Federal Home Loan Bank advances                              --        10,000,000
       Cash dividends paid                                                  (981,174)         (872,157)
       Issuance of common stock                                               67,821            28,308
       Acquisition of common stock                                          (818,222)         (355,516)
                                                                        ------------      ------------
                   Net cash provided by financing activities              19,841,233        34,286,848
                                                                        ------------      ------------
                   Increase (decrease) in cash and cash equivalents       (3,356,726)       10,062,858

CASH AND CASH EQUIVALENTS
       Beginning                                                          30,182,031        25,578,884
                                                                        ------------      ------------
       Ending                                                           $ 26,825,305      $ 35,641,742
                                                                        ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:
            Interest                                                    $  4,029,932      $  5,571,748
                                                                        ============      ============
            Income taxes                                                $  1,165,000      $  1,378,500
                                                                        ============      ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
       Unrealized gain on securities available for sale, net            $    527,405      $    589,046
                                                                        ============      ============

See Accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated statements include the accounts of Fauquier Bankshares, Inc. ("Bankshares") and its subsidiary, The Fauquier Bank. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2002 and December 31, 2001, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001.

         The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year.

2.       SECURITIES

         The amortized cost of securities available for sale, with unrealized gains and losses follows:


                                                                      GROSS           GROSS
                                                  AMORTIZED        UNREALIZED       UNREALIZED        FAIR
                                                    COST             GAINS           (LOSSES)         VALUE
                                                 ------------     ------------      ----------     ------------
                                                                      September 30, 2002
                                                 --------------------------------------------------------------
         Obligations of U.S.
           Government corporations
           and agencies                          $ 43,077,220     $    666,050      $         --   $ 43,743,270
         Obligations of states and political
           subdivisions                             2,149,829           91,732                --      2,241,561
         Corporate Bonds                            4,061,200          122,763                --      4,183,963
         Mutual Funds                               5,018,568            1,008                --      5,019,576
         Restricted investments:
           Federal Home Loan
             Bank stock                             1,150,000               --                --      1,150,000
         Federal Reserve Bank
           stock                                       72,000               --                --         72,000
         Community Bankers'
           Bank stock                                  50,000               --                --         50,000
         FHLMC Preferred
           Bank stock                                 487,500               --           (10,000)       477,500
                                                 ------------     ------------      ------------   ------------
                                                 $ 56,066,317     $    881,553      $    (10,000)  $ 56,937,870
                                                 ============     ============      ============   ============

                                                                     GROSS            GROSS
                                                  AMORTIZED        UNREALIZED       UNREALIZED        FAIR
                                                    COST             GAINS           (LOSSES)         VALUE
                                                 ------------     ------------      ----------     ------------
                                                                      December 31, 2001
                                                 --------------------------------------------------------------

         Obligations of U.S.
           Government corporations
           and agencies                          $  26,680,369    $    202,404      $    (38,948)  $26,843,825
         Obligations of states and political
           subdivisions                              3,043,644          59,399                --     3,103,043
         Corporate Bonds                             5,080,203         148,793                --     5,228,996
         Restricted investments:
           Federal Home Loan
             Bank stock                              1,150,000              --                --       1,150,000
         Federal Reserve Bank
           stock                                        72,000              --                --          72,000
         Community Bankers'
           Bank stock                                   50,000                                          50,000
         FHLMC Preferred
           Bank stock                                  487,500              --           (27,500)      460,000
                                                 -------------    ------------       ------------  -----------
                                                 $  36,563,716    $    410,596       $   (66,448)  $36,907,864
                                                 =============    ============       ============  ===========


3.       LOANS

         A summary of the balances of loans follows:

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2002               2001
                                                                                  -------------      ------------
                                                                                            (Thousands)
         Real estate loans:
           Construction and land development                                        $ 11,732           $ 16,851
           Secured by farmland                                                         2,266              2,220
           Secured by 1-4 family residential                                          75,906             72,692
           Other real estate loans                                                    62,366             62,845
         Commercial and industrial loans (except those secured by real estate)        18,060             15,154
         Loans to individuals for personal expenditures                               35,930             34,640
         All other loans                                                              10,628              5,962
                                                                                    --------           --------
                      Total loans                                                   $216,888           $210,364
         Less:  Unearned income                                                           67                 54
                   Allowance for loan losses                                           3,005              2,857
                                                                                    --------           --------
                      Net loans                                                     $213,817           $207,453
                                                                                    ========           ========

         Analysis of the allowance for loan losses follows:

                                                       NINE MONTHS       NINE MONTHS
                                                         ENDING            ENDING
                                                      SEPTEMBER 30,     SEPTEMBER 30,      DECEMBER 31,
                                                           2002              2001              2001
                                                      -------------      ------------      ------------
                                                                         (Thousands)
         Balance at beginning of period                  $ 2,857           $ 2,554           $ 2,554
         Provision charged to operating expense              253               275               350
         Recoveries added to the allowance                    29               215               230
         Loan losses charged to the allowance               (134)             (173)             (277)
                                                         -------           -------           -------
         Balance at end of period                        $ 3,005           $ 2,871           $ 2,857
                                                         =======           =======           =======

         Nonperforming assets consist of the following:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          2002            2001
                                                      -------------    ------------
                                                              (Thousands)
         Nonaccrual loans                                $1,095          $  913
         Restructured loans                                  --              --
                                                         ------          ------
                    Total non-performing loans            1,095             913
         Foreclosed real estate                              --              --
                                                         ------          ------
                    Total non-performing assets          $1,095          $  913
                                                         ======          ======

         Total loans past due 90 days or more and still accruing were $330,000 on September 30, 2002 and $541,000 on December 31, 2001.

4.       COMPANY-OBLIGATED MANDITORILY REDEEMABLE CAPITAL SECURITIES OF
         SUBSIDIARY TRUST

         On March 26, 2002, Bankshares' wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust's Floating Rate Capital Securities ("Capital Securities") in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of Bankshares's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 ("Subordinated Debentures"). Both the Capital Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Capital Securities are guaranteed by Bankshares on a subordinated basis.

         The Capital Securities are presented in the consolidated balance sheets of Bankshares under the caption "Company-Obligated Mandatorily Redeemable Capital Securities." Bankshares records distributions payable on the Capital Securities as an Interest Expense in its consolidated statements of income. The cost of issuance of the Capital Securities was approximately $128,000. This cost is being amortized over a five year period from the issue date.

5.       EARNINGS PER SHARE

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all periods reported have been restated to give effect to the 100% stock dividend in May 2002.

                                                              THREE MONTHS              NINE MONTHS               NINE MONTHS
                                                                 ENDING                   ENDING                    ENDING
                                                           SEPTEMBER 30, 2002        SEPTEMBER 30, 2002        SEPTEMBER 30, 2001
                                                                      PER SHARE                 PER SHARE                 PER SHARE
                                                          SHARES        AMOUNT       SHARES       AMOUNT      SHARES        AMOUNT
                                                         ---------    ---------    ---------    ---------    ---------    ---------
         Basic earnings per share                        3,305,145    $    0.31    3,319,043    $    0.88    3,418,094    $    0.85
                                                                      =========                 =========                 =========

         Effect of dilutive securities, stock options      151,169                   145,643                    52,898
                                                         ---------                 ---------                 ---------

         Diluted earnings per share                      3,456,314    $    0.30    3,464,686    $    0.84    3,470,992    $    0.83
                                                         =========    =========    =========    =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         The following discussion is qualified in its entirety by the more detailed information and the financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "may," "will" or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

         GENERAL

         Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,297,748 shares of common stock, par value $3.13 per share, held by approximately 390 shareholders of record on September 30, 2002.

         TFB has seven full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Manassas and New Baltimore. The executive offices of Bankshares and the main branch office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. TFB has entered into a contract to buy a property in Bealeton, Virginia, and subject to satisfaction of certain conditions, including receipt of required governmental and regulatory approvals, plans to open its eighth full service branch office in Bealeton during 2003.

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

         CRITICAL ACCOUNTING POLICIES

         GENERAL. Bankshares' financial statements are prepared in accordance with accounting principles generally accepted in the United States
         (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in our estimates. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

         The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including one-to-four family mortgage loans, installment loans, other consumer loans, as well as outstanding loan commitments. Also, a formula allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. We also consider trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is regularly updated with the most recent loss information, the errors that might otherwise occur are mitigated.

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

         COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

         NET INCOME. Net income for the three months ended September 30, 2002 was $1.03 million or $0.30 per diluted share compared with $957,000 or $0.27 per diluted share for the three months ended September 30, 2001. The 7.7% increase in net income for the three-month period was primarily due to the increase in net interest income.

         NET INTEREST INCOME. Net interest income increased $493,000 or 15.7% to $3.6 million for the three months ended September 30, 2002 compared with $3.1 million for the three months ended September 30, 2001. The net interest margin, computed on a tax equivalent basis, for the September 2002 quarter was 5.03% compared with 4.74% for the same quarter one year earlier. The increase in the net interest margin can be primarily attributed to the declining interest rate environment over the last twelve months, and the corresponding reduction in the average cost on total deposits to 1.54% for the quarter ended September 30, 2002, from 2.72% for the quarter ended September 30, 2001.

         Average interest-earning assets grew 9.2% to $286.5 million for the third quarter of 2002 compared with $262.4 million for the third quarter of 2001. Total interest income declined $130,000 or 2.6% to $4.89 million for the three months ended September 30, 2002 compared to $5.02 million for the three months ended September 30, 2001, primarily as a result of the declining interest rate environment and its effect on the yield on interest-earning assets. The tax equivalent yield on interest-earning assets declined to 6.78% for the quarter ended September 30, 2002, from 7.58% for the quarter ended September 30, 2001. Interest and fees on loans declined $244,000, or 5.5% to $4.21 million for the September 2002 quarter. Average loans outstanding totaled $214.3 million and earned 7.31% on a tax-equivalent basis for the quarter ended September 30, 2002, compared with $211.2 million and 7.81%, respectively, for the quarter ended September 30, 2001. Investment securities income increased $268,000 or 74.7%, while interest on federal funds sold decreased $154,000 or 73.6%. Investment securities and federal funds sold averaged $58.7 million and $13.5 million, respectively, for the third quarter of 2002 compared with $26.5 million and $24.7 million for the same quarter one year earlier. The yield on investment securities and federal funds was 3.84% on a tax-equivalent basis for the third quarter of 2002, compared with 4.56% for the third quarter of 2001.

         Total interest expense decreased $623,000 or 33.0% to $1.26 million for the three months ended September 30, 2002 from $1.89 million for the three months ended September 30, 2001. Average interest-bearing liabilities grew 10.4% to $233.1 million for the third quarter of 2002 compared with $211.1 million for the third quarter of 2001, while the average cost on interest-bearing liabilities decreased to 2.15% from 3.54% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the declining interest rate environment. Average certificates of deposit balances for the third quarter of 2002 were $71.1 million at an average cost of 3.66%, compared with $77.4 million at an average cost of 5.53% for the same quarter one year earlier. Average FHLB of Atlanta advances were $15.0 million at an average cost of 4.64% for the third quarter of 2002, compared with $23.0 million at an average cost of 5.00% during the third quarter of 2001.

         Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans and mortgage-backed securities, the reinvestment strategy for loan and mortgage-backed security prepayments, the overall volume of interest-earning assets and interest-bearing liabilities, and other factors. One trend that resulted from the decrease in market interest rates that began in early 2001 and has continued through 2002 is the increase in the magnitude of loan and mortgage-backed security prepayments and the reduced yield on the reinvestment of the prepayment proceeds. The continuation of this trend may cause downward pressure on the net interest margin in future periods. The monitoring and management of net interest income is the responsibility of TFB's Asset and Liability Management Committee ("ALCO"). ALCO meets no less than monthly, and is comprised of TFB's senior management.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $65,000 and $75,000 for the three months ended September 30, 2002 and 2001, respectively. The respective amounts of the provision for loan losses were determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

         TOTAL OTHER INCOME. Total other income increased by $125,000 or 14.4% from $873,000 for the three months ended September 30, 2001 to $999,000 for the three months ended September 30, 2002, primarily due to the increase in service charge income on deposit accounts. Service charges on deposit accounts increased $86,000, or 19.6% to $522,000 for the quarter ended September 30, 2002 compared with $437,000 for the same quarter one year earlier. Major factors in the increase in service charges on deposit accounts were management's focus on meeting the needs of its customers with new value-added, fee-based products such as "Courtesy Pay," and the impact of TFB's deposit base increasing 10.0% from $237.6 million at September 30, 2001 to $261.3 million at September 30, 2002.

         TOTAL OTHER EXPENSES. Total other expenses increased 20.7% or $524,000 to $3.05 million for the three months ended September 30, 2002 compared with $2.53 million for the three months ended September 30, 2001. Approximately $233,000 of the increase was due to the increase in salary and benefit expenses. The primary factors causing the increase in salary and benefit expense were increases in the defined-benefit pension plan and medical insurance expense, and the customary annual salary increases. Occupancy and furniture and equipment expenses also increased over the same time period by $36,000 and $40,000, respectively, due to the addition of the Old Town-Manassas branch office. Marketing and business development expenses increased by $44,000, primarily due to the marketing of TFB's new check imaging program. Beginning in September 2002, TFB began processing checking accounts using state-of-the-art check imaging. By providing customers a high quality photo journal of checks issued, the ease and efficiency of their financial recordkeeping was greatly enhanced. Data processing and telephone expenses increased $54,000 and $11,000, respectively, primarily due to the improvement in TFB's customer relationship management and business continuity capabilities, as well as the additional expenses related to the Old Town-Manassas branch in August 2001. Other operating expenses increased $57,000 primarily in employee training/education expenses, and miscellaneous lending-related expenses. Non-loan chargeoffs increased $81,000 to $49,000 for the third quarter of 2002 from a net recovery of $32,000 for the third quarter of 2001. During 2001, reserves of approximately $69,000, which were previously established for a potential loss on the misappropriation of ATM cash by a subcontracted ATM servicer, were reversed as a result of various subsequent events, including the "make whole" guarantee from the vendor who had subcontracted with the ATM servicer.

         COMPARISION OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

         NET INCOME. Net income for the nine months ended September 30, 2002 was $2.91 million or $0.84 per diluted share compared with $2.90 million or $0.84 per diluted share for the nine months ended September 30, 2001. The absence of growth in net income when comparing the nine-month periods was entirely due to a $358,000 non-loan chargeoff recovery, net of tax, during the first quarter of 2001. Excluding this one-time recovery and associated income tax, net income from operations increased 14.9% from $2.54 million for the first nine months of 2001 to $2.91 million.

         NET INTEREST INCOME. Net interest income increased $1.37 million or 14.8% to $10.59 million for the nine months ended September 30, 2002 compared with $9.22 million for the nine months ended September 30, 2001. The net interest margin, computed on a tax equivalent basis, for the nine months ending September 30, 2002 was 5.14% compared with 4.93% for the same period one year earlier. The increase in the net interest margin is primarily attributable to the declining interest rate environment over the last twelve months, and the corresponding reduction in the average cost on total deposits to 1.74% for the nine months ended September 30, 2002, from 2.92% for the same period in 2001.

         Average interest-earning assets grew 10.2% to $275.7 million for the first nine months of 2002 compared with $250.3 million for the first nine months of 2001. Total interest income declined $277,000 or 1.9% to $14.55 million for the nine months ended September 30, 2002 compared to $14.82 million for the nine months ended September 30, 2001, as a result of the declining interest rate environment and its effect on the yield on interest-earning assets. The tax equivalent yield on interest-earning assets declined to 7.05% for the nine months ended September 30, 2002, from 7.91% for the nine months ended September 30, 2001. Interest and fees on loans declined $453,000, or 3.4% to $12.78 million for the first nine months of 2002 compared with $13.23 million for the same period one year earlier. Average loans outstanding totaled $214.3 million and earned 7.45% on a tax-equivalent basis for the nine months ended September 30, 2002, compared with $208.1 million and 7.93%, respectively, for the nine months ended September 30, 2001. Investment securities income increased $582,000 or 56.6%, while interest on federal funds sold decreased $406,000 or 72.2%. Investment securities and federal funds sold averaged $48.7 million and $12.8 million, respectively, for the first nine months of 2002 compared with $24.1 million and $18.2 million for the same period one year earlier. The yield on investment securities and federal funds was 3.93% on a tax-equivalent basis for the first nine months of 2002, compared with 5.20% for the first nine months of 2001.

         Total interest expense decreased $1.64 million or 29.4% to $3.95 million for the nine months ended September 30, 2002 from $5.60 million for the nine months ended September 30, 2001. Average interest-bearing liabilities grew 11.3% to $223.5 million for the first nine months of 2002 compared with $200.8 million for the first nine months of 2001, while the average cost on interest-bearing liabilities decreased to 2.36% from 3.72% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the declining interest rate environment. Average certificates of deposit balances for the first nine months of 2002 were $69.7 million at an average cost of 3.98%, compared with $77.0 million at an average cost of 5.74% for the same period one year earlier. Average FHLB of Atlanta advances were $15.0 million with an average cost of 4.64% for the first nine months of 2002 compared with $18.3 million and an average cost of 5.05% during the first nine months of 2001.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $253,000 and $275,000 for the nine months ended September 30, 2002 and 2001, respectively. The respective amounts of the provision for loan losses were determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

         TOTAL OTHER INCOME. Total other income decreased by $86,000 or 3.0% from $2.89 million for the nine months ended September 30, 2001 to $2.80 million for the nine months ended September 30, 2002. This decrease stemmed from the non-loan chargeoff recovery of $542,000 during the first quarter of 2001. Excluding this one-time recovery, total other income increased $456,000 or 19.4%. Service charges on deposit accounts increased $266,000, or 22.0%, from the first nine months of 2001 to the first nine months of 2002. Major factors in the increase in service charges on deposit accounts were primarily those discussed in the quarterly comparison above. Other service charges, commissions and fees increased $123,000, or 20.3%, from the first nine months of 2001 to the first nine months of 2002 primarily due to increased VISA check card income and increased bankcard merchant discount fees.

         TOTAL OTHER EXPENSES. Total other expenses increased 17.0% or $1.30 million to $8.91 million for the nine months ended September 30, 2002 compared with $7.62 million for the nine months ended September 30, 2001. Approximately $676,000 of the increase was due to the increase in salary and benefit expenses. Major factors in the increase in salary and benefit expenses were primarily those discussed in the quarterly comparison above. Advertising and business development expenses increased 42.7%, or $100,000, from the nine months ended September 30, 2001, to the nine months ended September 30, 2002, primarily due to TFB's 100-year anniversary celebration, as well as the marketing of TFB's new check imaging program. Occupancy, furniture and equipment, and telephone expenses also increased over the same time period due to the addition of the Old Town-Manassas branch office. Other operating expenses increased $142,000 primarily in employee training/education expenses, and miscellaneous lending-related expenses.

         COMPARISON OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 FINANCIAL CONDITION

         Assets totaled $308.6 million at September 30, 2002, an increase of 8.2% or $23.4 million from $285.2 million at December 31, 2001. Balance sheet categories reflecting significant changes include loans, federal funds sold, securities, deposits, and company-obligated mandatory redeemable capital securities of subsidiary trust. Each of these categories is discussed below.

         LOANS. Net loans were $213.8 million at September 30, 2002, which is an increase of $6.4 million or 3.1% from $207.5 million at December 31, 2001. The growth in total loans is attributable to the increases in one-to-four family residential loans of $3.2 million, commercial and industrial loans of $2.9 million, and miscellaneous other loans of $4.7 million, partially offset by the decrease in construction and land development loans of $5.1 million.

         FEDERAL FUNDS SOLD. Federal funds sold were $8.7 million at September 30, 2002, compared with $15.4 million at December 31, 2001, representing a decrease of $6.7 million. The decrease was due to investment of excess liquidity in securities rather than federal funds sold as discussed in the next paragraph.

         SECURITIES. Investment securities increased $20.0 million from December 31, 2001 to September 30, 2002. This increase was funded by the increase in deposits discussed below, as well as a decrease in the amount of federal funds sold, and investment of the proceeds in securities. Virtually all securities purchased during the quarter ended September 30, 2002 were relatively short-term with projected durations of three years or less.

         DEPOSITS. On September 30, 2002, total deposits were $261.3 million, reflecting an increase of $17.6 million or 7.2% from $243.7 million at December 31, 2001. The growth was in interest-bearing deposits, which increased $17.5 million, while non-interest-bearing deposits were substantially unchanged.Many factors may have contributed to the increase in interest-bearing deposits, including the outflow of funds from the equity investment markets into bank deposits.

         COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST ("Capital Securities"). During March 2002, Bankshares established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. Bankshares is using the offering proceeds for the purposes of expansion and the repurchase of additional shares of its common stock. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of Bankshares together do not exceed 25% of Tier 1 capital.

         SHAREHOLDERS' EQUITY

         Total shareholders' equity was $25.7 million at September 30, 2002 compared to $24.2 million at December 31, 2001, an increase of $1.5 million, or 6.3%. During the nine months ended September 30, 2002, shareholders' equity was reduced by $818,000 due to the repurchase of 38,499 shares of Bankshares' common stock.

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

         Non-performing loans totaled approximately $1.09 million, or .50% of total loans at September 30, 2002, as compared with $1.32 million, or .61% of total loans at June 30, 2002, and $913,000, or .43% of total loans at December 31, 2001. The increase in non-performing loans since December 2001 is entirely due to approximately $356,000 of loans to one borrower that changed to non-performing status. The allowance for loan losses allocated for these loans was increased to reflect the change in their status. Non-performing loans as a percentage of the allowance for loan losses were 36.4% and 32.0% at September 30, 2002 and December 31, 2001, respectively.

         Loans that are 90 days past due and accruing interest totaled $331,000 and $541,000 at September 30, 2002 and December 31, 2001, respectively. No loss is anticipated on these loans.

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

         Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $26.8 million at September 30, 2002. These assets provide the primary source of liquidity for TFB. In addition, management has designated the investment securities portfolio, totaling $56.9 million, as available for sale, and TFB has a line of credit with the FHLB of Atlanta to provide additional sources of liquidity. The FHLB of Atlanta line of credit had a borrowing limit of approximately $47.2 million at September 30, 2002, of which $15.0 million was in use.

         CAPITAL REQUIREMENTS

         The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholder's equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan losses up to 1.25% of risk-weighted assets.


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

         As of September 30, 2002, (i) Bankshares' Tier 1, total risk-based capital and leverage ratios were 14.23%, 15.48% and 9.35%, respectively, and (ii) TFB's Tier 1 and total risk-based capital and leverage ratios were 14.03%, 15.28%, and 9.33%, respectively. TFB was notified by the Federal Reserve Bank of Richmond that, at September 30, 2002, both Bankshares and TFB were considered "well capitalized."

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

         RECENT ACCOUNTING PRONOUCEMENTS

         In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescissions of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

         In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged.

         The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of Statement No. 147. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

         Paragraph 5 of Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

         Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, whereas a branch acquistion that does not should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

         The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement No. 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement No. 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement No. 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

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

         TFB monitors exposure to instantaneous change in market rates of up to 200 basis points up or down. TFB's policy limit for the maximum negative impact on net interest income and change in the economic value of equity resulting from instantaneous change in market interest rates of 200 basis points is 15% and 35%, respectively. Management has maintained a risk position well within these guideline levels during the third quarter of 2002.There have been no material changes in market risk since 2001 year end.

         ITEM 4. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

         As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Bankshares that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. Under rules adopted by the Securities and Exchange Commission effective August 29, 2002, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         Bankshares has established disclosure controls and procedures to ensure that material information related to Bankshares is made known to its principal executive officer and principal financial officer on a regular basis, in particular during the periods in which its quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the chief executive officer and the chief financial officer, and the other executive officers of Bankshares and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to Bankshares' operations. As required, management, including the chief executive officer and chief financial officer, will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of October 7, 2002, a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, Bankshares' management, including the chief executive officer and the chief financial officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

         Changes in Internal Controls
         ----------------------------

         There were no significant changes in Bankshares' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluations.

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

         (11) Refer to Part I, Item 1, Footnote 5 to the Consolidated Financial Statements.

         * Incorporated by reference to Bankshares' Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 16, 1999.

         (b) Reports on Form 8-K:

         Current Report on Form 8-K, filed on August 14, 2002, stating that the chief executive officer and chief financial officer of Fauquier Bankshares, Inc. filed certifications in accordance with ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) on August 14, 2002.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FAUQUIER BANKSHARES, INC.

         Dated: November 14,  2002         /s/ C. Hunton Tiffany
                                           -------------------------------------
                                           C. Hunton Tiffany
                                           President and Chief Executive Officer

         Dated: November 14, 2002          /s/ Eric P. Graap
                                           -------------------------------------
                                           Eric P. Graap
                                           Senior Vice President and Chief
                                           Financial Officer


             (Certification of CEO and CFO under Section 906 of the
               Sarbanes-Oxley Act of 2002 are enclosed separately
                 separately as correspondence with this filing.)

                                 CERTIFICATIONS

I, C. Hunton Tiffany, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Fauquier Bankshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14,  2002                  /s/ C. Hunton Tiffany
                                           -------------------------------------
                                           C. Hunton Tiffany
                                           President and Chief Executive Officer

I, Eric P. Graap, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Fauquier Bankshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated: November 14, 2002      /s/ Eric P. Graap
                                       -----------------------------------------
                                       Eric P. Graap
                                       Senior Vice President and Chief Financial
                                       Officer