Form 10-K
period 2002-12-31
FAUQUIER BANKSHARES INC
filed 2003-03-25
CIK 1083643

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                     COMMON STOCK, PAR VALUE $3.13 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes__ No __X__

The aggregate market value of the shares of the registrant's common shares held by "non-affiliates" of the registrant, based upon the closing sale price of its common stock on the NASDAQ SmallCap Market System on June 28, 2002, was approximately $42,834,000. Shares held by each officer, director and holder of 10% or more of the registrant's outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,298,938 shares of common stock outstanding as of March 19, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2002 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                       Page
PART I

         Item 1.       Business                                                                           1

         Item 2.       Properties                                                                         9

         Item 3.       Legal Proceedings                                                                 10

         Item 4.       Submission of Matters to a Vote of Security Holders                               10

         Executive Officers of the Registrant                                                            11

PART II

         Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters             12

         Item 6.       Selected Financial Data                                                           13

         Item 7.       Management's Discussion and Analysis of Financial Condition
                       and Results of Operation                                                          14

         Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                        32

         Item 8.       Financial Statements and Supplementary Data                                       34

         Item 9.       Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure                                                          67

PART III

         Item 10.      Directors and Executive Officers of the Registrant                                68

         Item 11.      Executive Compensation                                                            68

         Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                       Stockholder Matters                                                               68

         Item 13.      Certain Relationships and Related Transactions                                    68

         Item 14.      Controls and Procedures                                                           69

PART IV

         Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  70

         Signatures and Certifications                                                                   72


                                     PART I

ITEM 1.  BUSINESS

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,304,066 shares of common stock, par value $3.13 per share, held by approximately 396 holders of record on December 31, 2002.

TFB has seven full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas and New Baltimore. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. TFB has entered into a contract to buy a property in Bealeton, Virginia, and subject to satisfaction of certain conditions, including receipt of required governmental and regulatory approvals, plans to open its eighth full-service branch office in Bealeton during 2003.

THE FAUQUIER BANK

TFB's general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately sixty
(60) miles southwest of Washington, D.C.

TFB provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Fund. The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. TFB provides automated teller machine ("ATM") cards, as a part of the Star and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

TFB operates a Wealth Management Services ("WMS") division that began with the granting of trust powers to TFB in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2002, assets managed by WMS increased by $19.2 million to $171.3 million, or 12.7%, when compared with 2001, with revenue decreasing from $705,000 to $694,000 or 1.5%, over the same time period. The Fauquier Bank through its subsidiary Fauquier Bank Services, Inc. has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Investments Group, LLC, a full service broker/dealer. Bankers Insurance consists of a consortium of 56 Virginia community bank owners and Bankers Investments Group is owned by 28 Virginia community banks. TFB recognized equity investment losses of $23,000 for Bankers Insurance and $14,000 for Bankers Investments Group in 2002 related to the start-up expenses of these businesses, which accounted for the year to year decline in WMS revenues.

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

As of December 31, 2002, Bankshares had total consolidated assets of $321.5 million, total consolidated deposits of $273.7 million, and total consolidated shareholders' equity of $26.4 million.

LENDING ACTIVITIES

TFB offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small to medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in TFB's market area. TFB's total loans, net of allowance, at December 31, 2002 were $213.7 million, or 66.5% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. TFB has no foreign loans or loans for highly leveraged transactions.

TFB's primary market area consists of Fauquier and Prince William Counties, Virginia and the surrounding communities. There is no assurance that this area will experience economic growth. Adverse conditions in any one or more of the industries operating in Fauquier or Prince William Counties, or a slow-down in general economic conditions could have an adverse effect on Bankshares and TFB.

TFB's loans are concentrated in three major areas: real estate loans, consumer loans, and commercial loans. Approximately 9.4% and 16.3% of TFB's loan portfolio at December 31, 2002 consisted of commercial and consumer loans, respectively. The majority of TFB's loans are made on a secured basis. As of December 31, 2002, approximately 70.0% of the loan portfolio consisted of loans secured by mortgages on real estate.

                          LOANS SECURED BY REAL ESTATE

ONE TO FOUR ("1-4") FAMILY RESIDENTIAL LOANS. TFB's 1-4 family residential mortgage loan portfolio primarily consists of conventional loans, with interest rates fixed for 10 years or less, and balloon loans with 3, 5, 7, 10, or 15-year maturities and amortized for 30 years or less. As of December 31, 2002, TFB's conventional 1-4 family residential loans amounted to $76.6 million, or 35.4% of the total loan portfolio. Substantially all of TFB's single-family residential mortgage loans are secured by properties located in TFB's service area. The majority of residential mortgage loans originated by TFB are originated under terms and documentation that permit the loans to be sold to Freddie Mac.

Loans with a fixed rate longer than 15 years are generally sold into the secondary market. TFB does not retain the servicing of sold loans.

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

TFB also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of such loans consists of loans to selected local developers known to TFB for the building of single-family dwellings on either a pre-sold or speculative basis. TFB limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2002, TFB's construction loans totaled $10.7 million, or 4.9% of the total loan portfolio.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $62.0 million, or 28.6% of total loans at December 31, 2002, and consist principally of commercial loans for which real estate constitutes a source of collateral. These loans are secured primarily by owner-occupied properties. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

                                 CONSUMER LOANS

TFB's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans that are payable on an installment basis. TFB offers a wide variety of consumer loans, including installment loans, credit card loans, home equity loans, and other secured and unsecured credit facilities. Most of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a five-year amortization schedule. The consumer loan portfolio was $35.4 million or 16.3% of total loans at December 31, 2002.

                                COMMERCIAL LOANS

TFB's commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure a majority of TFB's commercial loans, but these loans may also be made on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indexes and will be payable in full in three to five years.

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

DEPOSIT  ACTIVITIES

Deposits are the major source of TFB's funds for lending and other investment activities. TFB considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 74.3% of TFB's total deposits at December 31, 2002. Approximately 25.7% of TFB's deposits at December 31, 2002 were certificates of deposit. Generally, TFB attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 8.4% of TFB's total deposits at December 31, 2002 and generally pay interest at the same rates as certificates of less than $100,000. The majority of TFB's deposits are generated from Fauquier and Prince William Counties. TFB has not accepted brokered deposits to date, but will continue to evaluate many funding sources, including the use of brokered deposits, as part of its asset/liability management process.

INVESTMENTS

TFB invests a portion of its assets in U.S. Treasury and U.S. Government corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock, and equity securities. TFB's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. TFB does not currently engage in any off-balance sheet hedging activities. TFB's total investments, at fair value, were $71.7 million, or 22.3% of total assets at December 31, 2002.

GOVERNMENT SUPERVISION AND REGULATION

GENERAL. Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly addresses certain provisions of federal and state laws that apply to Bankshares or TFB. This summary does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions.

SARBANES-OXLEY ACT OF 2002. Bankshares is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), including the filing of annual, quarterly, and other reports with the Securities and Exchange Commision (the "SEC"). As an Exchange Act reporting company, Bankshares is directly affected by the recently enacted Sarbanes-Oxley Act of 2002 (the "SOX"), which is aimed at improving corporate governance, internal controls and reporting procedures. Bankshares is complying with new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future.

FINANCIAL SERVICES MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers under a financial company structure.

Although Bankshares could qualify to become a financial holding company under the Act, it does not contemplate seeking to do so until it identifies significant specific benefits from doing so. Bankshares does not believe that the Act will have a material adverse effect on its operations in the near-term. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of financial institutions that offer a wider variety of financial services than Bankshares currently offers and that can aggressively compete in the markets Bankshares currently serves.

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

BANK REGULATION. TFB is chartered under the laws of the Commonwealth of Virginia. The Federal Deposit Insurance Corporation (the "FDIC") insures its deposits to the maximum extent provided by law. TFB is subject to comprehensive regulation, examination and supervision by the Federal Reserve and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to TFB's directors, officers and employees; restrictions on the opening and closing of branch offices; requirements regarding the maintenance of prescribed capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. State regulatory authorities also have broad enforcement powers over TFB, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve TFB's assets for the benefit of depositors and other creditors.

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

DIVIDENDS. Dividends from TFB constitute the primary source of funds for dividends to be paid by Bankshares. There are various statutory and contractual limitations on the ability of TFB to pay dividends, extend credit, or otherwise supply funds to Bankshares, including the requirement under Virginia banking laws that cash dividends only be paid out of net undivided profits and only if such dividends would not impair the capital of TFB. The Federal Reserve also has the general authority to limit the dividends paid by bank holding companies and state member banks, if the payment of dividends is deemed to constitute an unsafe and unsound practice. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. TFB does not expect any of these laws, regulations or policies to materially impact its ability to pay dividends.

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

MAXIMUM LEGAL INTEREST RATES. Like the laws of many states, Virginia law contains provisions that limit the interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Virginia law. The relative importance of these interest limitation laws to the financial operations of TFB will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

CHANGE OF CONTROL. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of Bankshares may be less likely to benefit from the rapid increases in stock prices that can result from tender offers or similar efforts to acquire control of other companies. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires above a certain percentage of a bank holding company's or bank's voting stock, or if one or more other control factors set forth in the Change in Bank Control Act are present.

INSURANCE OF DEPOSITS. TFB's deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of an insured bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, retained earnings, qualifying perpetual preferred stock, and certain hybrid capital instruments, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, certain hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2002, TFB had a total risk-based capital ratio of 15.48% and a Tier 1 risk-based capital ratio of 14.23%, and Bankshares had a total risk-based capital ratio of 15.52% and a Tier 1 risk-based capital ratio of 14.26%.

Each of the federal regulatory agencies has also established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets, or the "leverage ratio"). These guidelines provide for a minimum leverage ratio of 4.00% for banks and bank holding companies. As of December 31, 2002, TFB had a leverage ratio of 9.33%, and Bankshares had a leverage ratio of 9.35%.

FDICIA contains "prompt corrective action" provisions pursuant to which banks are classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, has a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. TFB was notified by the Federal Reserve Bank of Richmond that, at December 31, 2002, both Bankshares and TFB were considered "well capitalized."

FDICIA also (i) provides that only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and (ii) requires the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumers banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts. The FDIC also has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

FEDERAL HOME LOAN BANK ("FHLB") OF ATLANTA. TFB is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to its members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, TFB is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to TFB.

USA PATRIOT ACT. The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists' activities. Interim rules implementing the USA PATRIOT Act were issued effective March 4, 2002. This USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, TFB does not expect the USA PATRIOT Act to materially affect its products, services, or other business activities.

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

To compete, TFB relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking institutions tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

EMPLOYEES

As of December 31, 2002, Bankshares and TFB employed 101 full-time employees and 25 part-time employees compared with 95 full-time and 27 part-time employees as of December 31, 2001. No employee is represented by a collective bargaining unit. Bankshares and TFB consider relations with employees to be good.

ITEM 2.           PROPERTIES

TFB owns or leases property and operates branches at the following locations:


LOCATION                   LEASE/OWN          RENT (ANNUAL)             EXPIRATION         RENEWAL
----------------------------------------------------------------------------------------------------------------------
Main Office *
P.O. Box 561                   Own             N/A                         N/A              N/A
10 Courthouse Square
Warrenton, VA 20186

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

New Baltimore Office
5119 Lee Highway               Own             N/A                         N/A              N/A
Warrenton, VA 20187

The Plains Office
6464 Main Street               Own             N/A                         N/A              N/A
The Plains, VA 20198

View Tree Office
216 Broadview Avenue           Own             N/A                         N/A              N/A
Warrenton, VA 20186

Finance/Accounting Office
98 Alexandria Pike             Lease           $29,900                     2007             N/A
Warrenton, VA 20186

Bealeton Property Contract     Contract
US Rt. 17 & Station Dr.        Owner           N/A                         N/A              N/A
Bealeton, VA 22712

----------------------------------------------------------------------------------------------------------------------
* TFB and Bankshares occupy this location.


All of these properties are in good operating condition and are adequate for Bankshares' and TFB's present and anticipated future needs. TFB maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. Management believes this insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of these properties.

ITEM 3. LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which Bankshares or TFB is a party or to which the property of either Bankshares or TFB is subject that, in the opinion of management, may materially impact the financial condition of either company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                 POSITION HELD WITH COMPANY AND/OR PRINCIPAL     FIRST YEAR AS
                                OCCUPATIONS AND DIRECTORSHIPS DURING THE PAST      EXECUTIVE        AGE AS OF
                                                  FIVE YEARS                      OFFICER OF       DECEMBER 31,
             NAME                                                                   COMPANY            2002

C. Hunton Tiffany               Chairman of the Board of Bankshares and TFB          1984               63
                                since 1984. Chief Executive Officer and
                                President of Bankshares since 1982. Chief
                                Executive Officer of TFB from 1982 to June,
                                2003.  President of TFB from 1982 to 2002.
                                Director of TFB since 1974.

Randy K. Ferrell                Senior Vice President of Bankshares since            1994               52
                                1994. Chief Executive Officer of TFB
                                effective June, 2003.  President of TFB since
                                2002. Chief Operating Officer of TFB from
                                2002 to June, 2003. Executive Vice President
                                of TFB, Commercial and Retail Banking/MIS
                                from 2001 to 2002.

Gary R. Shook                   Senior Vice President of Bankshares and TFB,         1995               42
                                Wealth Management Services, since 1995.

Rosanne T. Gorkowski            Senior Vice President of Bankshares and TFB,         2000               57
                                Human Resources and Administration since
                                2000. Vice President of TFB from 1999 to
                                2000. Director of Human Resources for Walcoff
                                Associates, a Fairfax, VA based information
                                technology company, from 1997 to 1999.

Eric P. Graap                   Senior Vice President and Chief Financial            2000               49
                                Officer of Bankshares and TFB since 2000.
                                Treasurer and Chief Financial Officer of The
                                Community Preservation Corporation, a New
                                York, NY based community development
                                financial company from 1994 to 2000.

Mark A. Debes                   Senior Vice President of TFB, Retail Banking         2002               37
                                since 2002. Vice President of TFB from 1998
                                to 2002. Branch Manager for Eastern Bank,
                                Boston, MA from 1997 to 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bankshares' common stock is traded over the counter market on the National Association of Securities Dealers Automated Quotation ("NASDAQ") on the SmallCap Market System under the symbol "FBSS". Bankshares' common stock commenced trading on December 27, 1999.

As of December 31, 2002, there were 3,304,066 shares outstanding of Bankshares' common stock, which is Bankshares' only class of stock outstanding. These shares were held by approximately 396 holders of record. The following table sets forth the high and low sales prices for Bankshares' common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years:

                          2002                     2001              Dividends Per Share
                  ---------------------   ----------------------   -------------------------
                    High       Low           High       Low           2002         2001
                  ---------------------   ----------------------   -------------------------
1st Quarter         $ 13.50    $ 12.06       $  8.88    $  7.38       $   0.10    $   0.085
2nd Quarter         $ 16.35    $ 13.25       $ 10.25    $  8.30       $   0.10    $   0.085
3rd Quarter         $ 15.10    $ 13.91       $ 12.00    $ 10.03       $   0.10    $   0.095
4th Quarter         $ 16.90    $ 14.42       $ 12.48    $ 11.00       $   0.11    $   0.095


All amounts in the table above have been restated to reflect the 100% stock dividend in 2002.

Bankshares' future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Bankshares' ability to pay cash dividends will depend entirely upon TFB's ability to pay dividends to Bankshares.

Transfers of funds from TFB to Bankshares in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2002, the aggregate amount of unrestricted funds that could be transferred from TFB to Bankshares without prior regulatory approval totaled $3.9 million.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and accompanying notes included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.



                                                       SELECTED FINANCIAL DATA


                                                                 At and for the Year Ended December 31,

(Dollars in thousands, except per share data)            2002          2001          2000          1999         1998
EARNINGS STATEMENT DATA:
Interest income                                    $  19,496     $  19,785     $  18,002     $  17,129    $  15,024
Interest expense                                       5,082         7,221         6,084         6,043        5,519
                                                   ---------     ---------     ---------     ---------    ---------
Net interest income                                   14,414        12,564        11,918        11,086        9,505
Provision for loan losses                                346           350           457           695          535
                                                   ---------     ---------     ---------     ---------    ---------
Net interest income after provision
   for loan losses                                    14,068        12,214        11,461        10,391        8,970
Noninterest income                                     3,866         3,836         2,842         2,433        2,202
Securities gains (losses)                                 34            --         (111)            --           17
Noninterest expense                                   12,296        10,938         9,665         9,023        7,708
                                                   ---------     ---------     ---------     ---------    ---------
Income before income taxes                             5,672         5,112         4,527         3,801        3,481
     Income taxes                                      1,742         1,597         1,430         1,162        1,039
                                                   ---------     ---------     ---------     ---------    ---------
Net income                                         $   3,930     $   3,515     $   3,097     $   2,639    $   2,442
                                                   =========     =========     =========     =========    =========

PER SHARE DATA: (1)

Net income per share, basic                             1.18          1.03          0.88          0.73         0.66
Net income per share, diluted                           1.14          1.01          0.88          0.73         0.65
Cash dividends                                          0.41          0.36          0.32          0.28        0.225
Average basic shares outstanding                   3,312,084     3,406,866     3,510,364     3,604,330    3,714,564
Average diluted shares outstanding                 3,460,128     3,473,696     3,533,546     3,636,264    3,751,282
Book value at period end                                8.00          7.21          6.55          5.98         5.76

BALANCE SHEET DATA:

Total Assets                                      $  321,499     $ 285,202     $ 249,855     $ 233,208    $ 220,026
Loans, net                                           213,698       207,453       197,879       181,503      162,272
Investment securities                                 71,737        36,908        16,956        18,779       22,791
Deposits                                             273,668       243,747       212,103       187,273      179,217
Shareholders' equity                                  26,431        24,157        22,419        21,204       21,177

PERFORMANCE RATIOS:

Net interest margin(2)                                  5.24%         5.02%         5.56%         5.35%        5.35%
Return on average assets                                1.29%         1.28%         1.32%         1.14%        1.21%
Return on average equity                               15.74%        14.73%        14.13%        12.50%       11.60%
Dividend payout                                        34.51%        34.76%        36.09%        34.34%       34.10%
Efficiency ratio(3)                                    66.44%        65.78%        64.69%        63.51%       65.90%

ASSET QUALITY RATIOS:
Allowance for loan losses to period
  end loans, net                                        1.34%         1.36%         1.27%         1.24%        1.13%
Nonperforming loans to allowance for
  loan losses                                          29.20%        31.96%         4.74%         5.49%       35.96%
Non-performing assets to period end loans
  and other real estate owned                           0.39%         0.43%         0.06%         0.07%        0.44%
Net charge-offs to average loans                        0.14%         0.02%         0.10%         0.15%        0.23%

CAPITAL AND LIQUIDITY RATIOS:

Leverage                                                9.35%         8.30%         9.13%         8.80%        9.70%
Risk Based Capital Ratios:
Tier 1 capital                                         14.26%        12.00%        11.96%        12.20%       13.10%
Total capital                                          15.52%        13.25%        13.21%        13.40%       14.30%

(1) Amounts have been restated to reflect a two-for-one stock split during 1998 and a 100% stock dividend during 2002.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is qualified in its entirety by the more detailed information and the financial statements and accompanying notes appearing elsewhere in this Form 10-K. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Bankshares, and are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" "may," "will" or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performances or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of TFB's loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

INTRODUCTION

This discussion is intended to focus on certain financial information regarding Bankshares and TFB. The purpose of this discussion is to provide the reader with a more thorough understanding of the financial statements. As such, this discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained elsewhere herein.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of Bankshares or TFB. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. TFB's internal sources of such liquidity are deposits, loan repayments and securities available for sale. TFB's primary external source of liquidity is advances from the FHLB of Atlanta.

CRITICAL ACCOUNTING POLICIES

GENERAL. Bankshares' financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in our estimates. In addition, GAAP itself may change from one previously acceptable accounting method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower's overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Additionally, the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including one-to-four family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the formula allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. We also consider trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The formula allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

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

OVERVIEW

The reported results of Bankshares depend on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Net interest income is the largest component of net income, and consists of the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is primarily affected by the volume, interest rates and composition of interest-earning assets and interest-bearing liabilities.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Net income of $3.9 million in 2002 was a 11.8% increase from 2001 net income of $3.5 million. Earnings per share (EPS) on a fully diluted basis were $1.14 in 2002 compared to $1.01 in 2001. Profitability as measured by return on average equity increased from 14.7% in 2001 to 15.7% in 2002. Profitability as measured by return on average assets increased from 1.28% in 2001 to 1.29% in 2002.

On January 29, 2001, TFB recovered $358,000, net of taxes, or $0.10 per diluted share, from its insurance carrier for losses associated with a misappropriation of cash. Certain expenses associated with that misappropriation of cash reduced 2000 and 1999 earnings by $86,000 and $288,000, net of tax, respectively.

On December 6, 2001, earnings were reduced by $378,000 net of tax benefit, or $0.11 per diluted share, due to an extraordinary expense associated with the early payoff of the FHLB of Atlanta advances. The restructuring of TFB's balance sheet through the early payoff of the FHLB of Atlanta borrowings resulted from the greater-than-anticipated success of TFB's retail deposit retention campaign. Deposits grew by $31.6 million, or 14.9%, from December 31, 2000 to December 31, 2001. The benefit of this restructuring strategy, in addition to increasing TFB's flexibility in its asset/liability management process, included the reduction of interest expense during 2002 and beyond. The realized and anticipated reduction in interest expense is projected to more than offset the one-time extraordinary expense of the early payoff.

NET INTEREST INCOME. Total interest income decreased $289,000 or 1.5% to $19.5 million in 2002 from $19.8 million in 2001. This decrease was primarily due to the decrease in yield on interest-earning assets resulting from the declining market interest rates. Average loan balances increased from $208.8 million in 2001 to $215.7 million in 2002. The average yield on loans decreased to 8.05% in 2002 compared with 8.51% in 2001. Together, there was a $394,000 decrease in interest and fee income from loans for the year 2002 compared with year 2001 on a tax equivalent basis. Average investment security balances increased $24.3 million from $26.9 million in 2001 to $51.1 million in 2002, primarily due to the excess liquidity generated from retail deposit growth. The tax-equivalent average yield on investments declined from 5.84% in 2001 to 4.21% in 2002. Together, there was an increase in tax equivalent interest and dividend income on security investments of $585,000 or 37.3%, from $1.6 million in 2001 to $2.2 million in 2002. Average federal funds sold balances decreased $6.3 million from $18.8 million in 2001 to $12.5 million in 2002. The average yield on federal funds sold declined from 3.59% in 2001 to 1.58% in 2002. Together, there was a $479,000 decrease in federal funds sold income from 2001 to 2002.

Total interest expense decreased $2.1 million or 29.6% from 2001 to 2002 primarily due to the decrease in cost on interest-bearing deposits also resulting from the declining market interest rates. Average deposit balances grew $30.3 million, primarily in demand deposits and money market accounts. The average rate on interest-bearing liabilities decreased from 3.54% in 2001 to 2.25% in 2002. The average rate on certificates of deposit decreased from 5.57% in 2001 to 3.81% in 2002. Interest expense on FHLB of Atlanta advances decreased $252,000 from 2001 to 2002 due to the early repayment of advances in December 2001.

Net interest income for 2002 increased $1.8 million or 14.7% to $14.4 million for the year ended December 31, 2002 from $12.6 million for the year ended December 31, 2001. This increase resulted from an increase in total average earning assets from $254.6 million in 2001 to $279.5 million in 2002, and a 22 basis point improvement in the net interest margin. The percentage of average earning assets to total assets decreased in 2002 to 92.0% from 93.0% in 2001. TFB's net interest margin increased from 5.02% in 2001 to 5.24% in 2002.

Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management's current projections, net interest income may increase in 2003 as average interest-earning assets increase, but this may be offset in part or whole by a possible contraction in TFB's net interest margin resulting from economic market conditions.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $346,000 for 2002 and $350,000 for 2001. The amount of the provision for loan loss for 2002 and 2001 was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. During 2001, TFB refined its policies, guidelines, and methods for determining the allowance for loan losses, and allocating the allowance among various loan categories. Greater weight was given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

NON-INTEREST INCOME. Total non-interest income increased by $64,000 from $3.8 million in 2001 to $3.9 million in 2002. Excluding the previously discussed non-loan charge-off insurance recovery of $542,000 before taxes during 2001, total other income increased by $607,000, or 18.4%. Other income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. In 2002, the increase was generated primarily from a $420,000 increase in service charges on deposit accounts. Major factors in the increase in service charges on deposit accounts were the impact of the 12.3% increase in TFB's deposit base from year-end 2001 to year-end 2002, as well as management's focus on meeting the needs of its customers with new value-added, fee-based products.

NON-INTEREST EXPENSE. Total non-interest expenses increased $1.4 million, or 12.4% in 2002 from 2001. The primary component of the increase was an increase in salaries and employees' benefits of $1.0 million, or 21.3%, primarily due to the increase in full-time equivalent personnel from approximately 114 at year-end 2001 and 104 at year-end 2000 to 119 at year-end 2002, as well as customary annual salary increases. Significant increases in the defined-benefit pension plan expense and the cost of medical insurance benefits also added to increased salary and employees' benefit expense in 2002. The growth in personnel primarily reflects the expansion of the Wealth Management Services and Lending divisions, and the full year effect of the August 2001 opening of the Old Town-Manassas branch office. In addition, occupancy expenses increased $140,000, or 23.6%, from 2001 to 2002 primarily due to rent and other leasehold expenses associated with the full year effect of the Old Town-Manassas office, as well as the 2002 addition of administrative offices in Alexandria Pike, Warrenton. Furniture and equipment increased $188,000 or 21.8%, which correspond with the growth in occupancy expenses.

INCOME TAXES. Income tax expense increased by $145,000 for the year ended December 31, 2002 compared to the year ended December 31, 2001. The effective tax rates were 30.7% for 2002 and 31.2% for 2001. The effective tax rate differs from the statutory federal income tax rate of 34% due to TFB's investment in tax-exempt loans and securities.

The following table presents a quarterly summary of earnings for the last two years. In 2002, earnings exhibited an increasing profitability from recurring sources, primarily the result of the steady and continuous growth in net interest income and fees on deposits.

                                                           EARNINGS
                                                        (In Thousands)



                                             Three Months Ended 2002                      Three Months Ended 2001

                                DEC. 31     SEP. 30   JUNE 30      MAR. 31       DEC. 31     SEP. 30    JUNE 30    MAR. 31
                              ----------------------------------------------  ---------------------------------------------
Interest income                  $ 4,951     $ 4,888   $ 4,954      $ 4,703       $ 4,962     $ 5,019    $ 5,003    $ 4,801
Interest expense                   1,128       1,264     1,358        1,332         1,622       1,887      1,903      1,817
                                  ------      ------    ------       ------        ------      ------     ------      -----
Net Interest Income                3,823       3,624     3,596        3,371         3,340       3,132      3,100      2,984
Provision for loan losses             93          65        94           94            75          75        100        100
                                  ------      ------    ------       ------        ------      ------     ------      -----
Net interest income after
provision for loan losses          3,730       3,559     3,502        3,277         3,265       3,057      3,000      2,884
Other Income                       1,096         999       877          928           946         873        754      1,263
Other Expense                      3,385       3,054     2,963        2,895         3,322       2,530      2,572      2,507
                                  ------      ------    ------       ------        ------      ------     ------      -----
Income before income taxes         1,441       1,504     1,416        1,310           889       1,400      1,182      1,640
Income tax expense                   426         473       444          398           269         443        371        513
                                  ------      ------    ------       ------        ------      ------     ------      -----
Net income                         1,015       1,031       972          912           620         957        811      1,127
                                  ======      ======    ======       ======        ======      ======     ======      =====


Net income per share, basic       $ 0.31      $ 0.31    $ 0.29       $ 0.27        $ 0.18      $ 0.28     $ 0.24     $ 0.33

Net income per share, diluted     $ 0.29      $ 0.30    $ 0.28       $ 0.27        $ 0.17      $ 0.27     $ 0.24     $ 0.33


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Net income of $3.5 million in 2001 represented a 13.5% increase from 2000 net income of $3.1 million. Earnings per share (EPS) on a fully diluted basis were $1.01 in 2001 compared to $0.88 in 2000. Profitability as measured by return on average equity increased from 14.1% in 2000 to 14.7% in 2001. As discussed in more detail in the "Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001," on January 29, 2001, TFB recovered $358,000, net of taxes, or $0.10 per diluted share, from its insurance carrier for losses associated with the misappropriation of cash, and on December 6, 2001, earnings were reduced by $378,000 net of tax benefit, or $0.11 per diluted share, due to an extraordinary expense associated with the early payoff of FHLB of Atlanta advances.

NET INTEREST INCOME. Total interest income grew $1.8 million or 9.9% to $19.8 million in 2001 from $18.0 million in 2000. This increase was primarily the result of growth in loan and investment security balances. Average loan balances increased from $193.4 million in 2000 to $208.8 million in 2001. The average yield on loans decreased to 8.51% in 2001 compared with 8.64% in 2000. Together, there was a $1.0 million increase in interest and fee income from loans for the year 2001 compared with year 2000. Average investment security balances increased $10.0 million from $16.9 million in 2000 to $26.9 million in 2001, primarily due to the excess liquidity generated from a retail deposit retention campaign. The tax-equivalent average yield on investments declined from 6.08% in 2000 to 5.84% in 2001. Together, there was an increase in interest and dividend income on security investments of $0.5 million or 54.7%, from $1.0 million in 2000 to $1.5 million in 2001.

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

Net interest income for 2001 increased $645,000 or 5.4% to $12.6 million for the year ended December 31, 2001 from $11.9 million for the year ended December 31, 2000. This increase resulted from an increase in total average earning assets from $217.7 million in 2000 to $254.6 million in 2001, which offset the decline in the net interest margin. The percentage of average earning assets to total assets increased slightly in 2001 to 93.0% from 92.6%. TFB's net interest margin decreased from 5.56 % in 2000 to 5.02% in 2001.

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

NON-INTEREST INCOME. Total non-interest income increased by $1.1 million from $2.7 million for 2000 to $3.8 million for 2001. Excluding the previously discussed non-loan charge-off insurance recovery of $542,000 before taxes, total other income increased by $563,000, or 20.6%. Other income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. In 2001, the increase stemmed from a $106,000 increase in Wealth Management fees, and a $228,000 increase in service charges on deposit accounts. Major factors in the increase in service charges on deposit accounts were management's focus on meeting the needs of its customers with new value-added, fee-based products, as well as the impact of a 14.9% increase in TFB's deposit base from year-end 2000 to year-end 2001.

NON-INTEREST EXPENSE. Total non-interest expenses increased $1.3 million, or 13.2% in 2001 from 2000. The primary component of the increase was an increase in salaries and employees' benefits of $743,000, or 18.1%, primarily due to the increase in full-time equivalent personnel from approximately 104 at year-end 2000 to 114 at year-end 2001, as well as customary annual salary increases and increases in medical insurance benefits. The growth in personnel primarily reflects the expansion of the Wealth Management Services division and the August 2001 opening of the Old Town-Manassas branch office. In addition, occupancy expenses increased $125,000, or 26.7%, primarily due to rent and other leasehold expenses associated with the new Old Town-Manassas office. Other operating expenses increased from $4.3 million in 2000 to $4.6 million in 2001 due to the prepayment penalty of $573,000 associated with the repayment of FHLB of Atlanta advances offsetting the absence of investigation-related expenses as a result of the misappropriation of cash.

INCOME TAXES. Income tax expense increased by $167,000 for the year ended December 31, 2001 compared to the year ended December 31, 2000. The effective tax rates were 31.2% for 2001 and 31.6% for 2000. The effective tax rate differs from the statutory federal income tax rate of 34% due to TFB's investment in tax-exempt loans and securities.

COMPARISON OF DECEMBER 31, 2002 AND DECEMBER 31, 2001 FINANCIAL CONDITION

Total assets were $321.5 million at December 31, 2002, an increase of 12.7% or $36.3 million from $285.2 million at December 31, 2001. Balance sheet categories reflecting significant changes included investment securities, total loans, deposits, and capital securities. Each of these categories is discussed below.

INVESTMENT SECURITIES. Total investment securities were $71.7 million at December 31, 2002, reflecting an increase of $34.8 million from $36.9 million at December 31, 2001. The increase was the result of investing funds, generated by retail deposit growth, primarily into mortgage-backed securities with shorter-term durations of two to three years. At December 31, 2002 and 2001, all $36.9 million in investment securities were available for sale. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax, of $670,000 at December 31, 2002 compared with an unrealized gain, net of tax, of $227,000 at December 31, 2001.

LOANS. Total net loan balance after allowance for loan losses was $213.7 million at December 31, 2002, which represents an increase of $6.2 million or 3.0% from $207.5 million at December 31, 2001. The majority of the increase was in 1-4 family residential real estate loans, which increased $4.0 million from 2001 to 2002 and commercial and industrial loans, except those secured by real estate, which increased $5.2 million over the same time period. The growth in 1-4 family residential real estate loans and commercial and industrial loans was partially offset by the decrease in construction loans. TFB's loans are made primarily to customers located within TFB's primary market area.

DEPOSITS. For the year ended December 31, 2002, total deposits grew $29.9 million or 12.3% when compared with total deposits one year earlier. Noninterest-bearing deposits increased by $9.5 million and interest-bearing deposits increased by $20.4 million.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST ("Capital Securities"). On March 26, 2002, Bankshares established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. Bankshares is using the offering proceeds for the purposes of expansion and the repurchase of additional shares of its common stock. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of Bankshares together do not exceed 25% of Tier 1 capital.

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

Non-performing loans totaled approximately $850,000 or .39% of total loans at December 31, 2002, as compared with $913,000, or .43% of total loans at December 31, 2001. Non-performing loans as a percentage of the allowance for loan losses were 29.2% and 32.0% at December 31, 2002 and 2001, respectively.

Loans that were 90 days past due and accruing interest totaled $244,000 and $541,000 at December 31, 2002 and 2001, respectively. At December 31, 2002, $198,000 of the $244,000 consisted of two loans secured by real estate. No loss is anticipated on these loans.

There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower's ability to repay. There are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. To management's knowledge, no concentration of loans to borrowers engaged in similar activities exceeds 10% of total loans.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $26.4 million at December 31, 2002 compared with $24.2 million at December 31, 2001. The amount of equity reflects management's desire to increase shareholders' return on equity by managing the growth in equity. During the first quarter of 1998, Bankshares initiated a Dutch auction self-tender offer to repurchase shares directly from shareholders. As a result of this action, Bankshares repurchased 120,476 shares, as adjusted for stock splits, or 3.2% of shares outstanding on December 31, 1998, for $1.2 million. In addition to the Dutch Auction, Bankshares initiated an open market buyback program in 1998, through which it repurchased, adjusted for stock splits, an additional 30,000 shares at a cost of $0.3 million in 1998; 136,426 shares at a cost of $1.3 million in 1999; 126,240 shares at a cost of $1.1 million in 2000; 77,916 shares at a cost of $0.9 million in 2001; and 77,394 shares at a cost of $1.1 million in 2002.

The securities portfolio valuation account increased its unrealized gain after tax to $670,000 at December 31, 2002 compared to an unrealized gain of $227,000 at December 31, 2001.

As discussed above under "Comparison of December 31, 2002 and December 31, 2001 Financial Condition," on March 26, 2002, Bankshares established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of Bankshares together do not exceed 25% of Tier 1 capital.

As discussed above under "Government Supervision and Regulation," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. As of December 31, 2002, the appropriate regulatory authorities have categorized Bankshares and TFB as "well capitalized."

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

Cash and amounts due from depository institutions and federal funds sold totaled $24.9 million at December 31, 2002 compared with $30.2 million at December 31, 2001. These assets provide the primary source of liquidity for TFB. In addition, management has designated the entire investment portfolio, approximately $71.7 million, as available for sale, and has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $49.4 million at December 31, 2002 to provide additional sources of liquidity. At December 31, 2002, $15.0 million of the FHLB of Atlanta line of credit was in use.

CERTAIN STATISTICAL INFORMATION

The information contained on page 13 of this Report on Form 10-K in Item 6, under the caption "Selected Financial Data" is incorporated herein by reference.

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



                                    AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
                                                              (In Thousands)



                                                             2002                       2001                        2000
                                                --------------------------  -------------------------- ---------------------------
                                                 Average    Income/ Average  Average   Income/  Average Average    Income/  Average
ASSETS:                                         Balances    Expense   Rate  Balances   Expense   Rate   Balances   Expense   Rate
                                                ---------- -------- ------  --------- -------- ------- --------- ---------  ------
  Loans
    Taxable                                      $208,726  $16,863  8.08%   $202,854  $17,330   8.54%  $188,935   $16,357   8.66%
    Tax-exempt (1)                                  6,128      509  8.31%      4,969      436   8.77%     4,257       345   8.11%
    Nonaccrual                                        889       --               980       --               219        --
                                                ---------- --------         --------- --------         --------- ---------
       Total Loans                                215,743   17,372  8.05%    208,803   17,766   8.51%   193,411    16,702   8.64%
                                                ---------- --------         --------- --------         --------- ---------
  Securities
    Taxable                                        48,768    1,990  4.08%     23,569    1,334   5.66%    14,209       841   5.92%
    Tax exempt (1)                                  2,364      164  6.94%      3,288      235   7.13%     2,651       184   6.95%
                                                ---------- --------         --------- --------         --------- ---------
      Total securities                             51,132    2,154  4.21%     26,857    1,569   5.84%    16,860     1,025   6.08%
                                                ---------- --------         --------- --------         --------- ---------

  Deposits in banks                                   174        3  1.72%         91        3   3.16%       105         5   5.02%
  Federal funds sold                               12,489      197  1.58%     18,839      676   3.59%     7,331       450   6.14%
                                                ---------- --------         --------- --------         --------- ---------
    Total earning assets                          279,538   19,726  7.06%    254,590   20,014   7.86%   217,707    18,182   8.35%
                                                           --------                   --------                   ---------

  Less: Reserve for loan losses                    (2,957)                    (2,778)                    (2,569)
  Cash and due from banks                          16,563                     11,917                      9,846
  Bank premises and equipment, net                  6,532                      5,621                      5,464
  Other assets                                      4,258                      4,355                      4,548
                                                ----------                  ---------                  ---------
    Total Assets                                 $303,934                   $273,705                   $234,996
                                                ==========                  =========                  =========
LIABILITIES AND SHAREHOLDERS' EQUITY:

  Deposits
    Demand deposits                               $51,016       --           $43,628       --           $37,123        --
                                                ---------- --------         --------- --------         --------- ---------
    Interest-bearing deposits
       NOW accounts                                46,403      165  0.36%     39,980      262   0.66%    37,201       415   1.12%
       Money market accounts                       53,348      932  1.75%     36,307    1,049   2.89%    34,969     1,185   3.39%
       Savings accounts                            37,833      439  1.16%     32,137      695   2.16%    32,869       881   2.68%
       Time deposits                               70,179    2,671  3.81%     76,469    4,256   5.57%    53,001     2,707   5.11%
                                                ---------- --------         --------- --------         --------- ---------
         Total interest-bearing deposits          207,763    4,207  2.02%    184,893    6,262   3.39%   158,040     5,188   3.28%
    Federal Home Loan Bank advances                15,000      705  4.70%     18,874      957   5.07%    15,022       896   5.96%
   Capital Securities of Subsidiary Trust           3,079      170  5.52%         --       --                --       --
                                                ---------- --------         --------- --------         --------- ---------
       Total interest-bearing liabilities         225,842    5,082  2.25%    203,767    7,220   3.54%   173,062     6,084   3.52%
                                                ---------- --------         --------- --------         --------- ---------
  Other liabilities                                 2,112                      2,445                      2,899
                                                ----------                  ---------                  ---------
  Shareholders' equity                             24,964                     23,865                     21,912
                                                ----------                  ---------                  ---------
    Total Liabilities & Shareholders' Equity     $303,934                   $273,705                   $234,996
                                                ==========                  =========                  =========
                                                           --------                   --------                    -------
Net interest spread                                        $14,644  4.81%             $12,794   4.32%             $12,098   4.83%
                                                           ========                   ========                    =======
Interest expense as a percent of average
earning assets                                                      1.82%                       2.84%                       2.79%
Net interest margin                                                 5.24%                       5.02%                       5.56%


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


                                                                        RATE/VOLUME VARIANCE
                                                                            (In Thousands)



                                                       2002 Compared to 2001                     2001 Compared to 2000
                                             -----------------------------------------  ------------------------------------------
                                                            Due to         Due to                        Due to        Due to
                                              Change        Volume          Rate           Change        Volume         Rate
                                             ----------- -------------- --------------  ------------- ------------- --------------
     INTEREST INCOME:
     Loans; taxable                            $   (467)     $     543     $   (1,010)       $   973      $  1,205       $    232
     Loans; tax-exempt                               73             94            (21)            91            58             33
     Securities; taxable                            656            888           (232)           493           554            (61)
     Securities; tax-exempt                         (71)           (64)            (7)            51            44              7
     Deposits in banks                               --             --             --             (2)           (1)            (1)
     Federal funds sold                            (479)          (180)          (299)           226           706           (480)
                                             ----------- -------------- --------------  ------------- ------------- --------------
          Total Interest Income                    (288)         1,281         (1,569)         1,832         2,566           (734)
                                             ----------- -------------- --------------  ------------- ------------- --------------

     INTEREST EXPENSE:
     NOW accounts                                   (97)            53           (150)          (153)           31           (184)
     Money market accounts                         (117)          (733)           616           (136)           45           (181)
     Savings accounts                              (256)           159           (415)          (186)          (20)          (166)
     Time deposits                               (1,585)          (327)        (1,258)         1,549         1,199            350
     Federal Home Loan Bank Advances               (252)          (186)           (66)            61           230           (169)
     Capital Securities of Subsidiary Trust         170            170             --             --            --             --
                                             ----------- -------------- --------------  ------------- ------------- --------------
          Total Interest Expense                 (2,137)          (864)        (1,273)         1,135         1,485           (350)
                                             ----------- -------------- --------------  ------------- ------------- --------------
     Net Interest Income                       $  1,849      $   2,145     $     (296)       $   697      $  1,081       $   (384)
                                             =========== ============== ==============  ============= ============= ==============

LOAN PORTFOLIO

At December 31, 2002 and 2001, net loans accounted for 66.5% and 72.7%, respectively, of total assets and were the largest category of Bankshares' earning assets.

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

Bankshares considers all consumer installment loans and residential mortgage loans to be homogenous loans. These loans are not subject to individual impairment under FASB Statement No. 114.

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

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2002, 2001, 2000, 1999, and 1998.

                                                LOAN PORTFOLIO (IN THOUSANDS)


                                                                                  December 31,
                                                    -------------------------------------------------------------------------
                                                       2002            2001           2000           1999           1998
                                                    ------------   -------------  -------------   ------------   ------------
Loans secured by real estate:
   Construction                                        $ 10,685        $ 16,851       $ 12,948       $ 11,746       $  8,297
   Secured by Farmland                                    2,416           2,220            381            903          1,163
   1-4 Family Residential                                76,646          72,692         74,167         64,921         53,430
   Commercial Real Estate                                62,030          62,845         53,959         50,988         49,814
Commercial and industrial loans
  (except those secured by real estate)                  20,386          15,154         17,148         16,689         16,933
Consumer loans to individuals (except those
  secured by real estate)                                35,397          34,640         36,083         33,787         30,284
All other loans                                           9,186           5,962          5,873          4,868          4,620
                                                     ------------   -------------  -------------   ------------   ------------
      Total loans                                       216,746         210,364        200,559        183,902        164,541

Less:  Unearned discount                                    138              54            126            115            416
                                                     ------------   -------------  -------------   ------------   ------------
     Total loans, net of unearned discount             $216,608        $210,310       $200,433       $183,787       $164,125
                                                     ============   =============  =============   ============   ============

The following table sets forth certain information with respect to TFB's non-accrual, restructured and past due loans, as well as foreclosed assets, for the periods indicated:

                                    NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE
                                                        (In Thousands)


                                                                 Years ended December 31,
                                       -------------------------------------------------------------------------
                                           2002           2001           2000           1999           1998
                                       -------------  -------------   ------------   ------------   ------------
Nonaccrual loans                               $850          $ 913           $121           $125           $666

Restructured loans                               --             --             --             --             --

Other real estate owned                          --             --             --             --             57

                                       -------------  -------------   ------------   ------------   ------------
  Total Non-Performing Assets                  $850           $913           $121           $125           $723
                                       =============  =============   ============   ============   ============
Loans past due 90 days
  accruing interest                            $244           $541           $800           $170           $951
                                       =============  =============   ============   ============   ============

Allowance for loan losses to
  total loans at period end                   1.34%          1.36%          1.27%          1.24%          1.13%

Non-performing assets to
  period end loans and other
  real estate owned                           0.39%          0.43%          0.06%          0.07%          0.44%




Potential Problem Loans: At December 31, 2002, Management is not aware of any significant problem loans not included in table.

SUMMARY OF LOAN LOSS EXPERIENCE

ANALYSIS OF LOAN LOSS EXPERIENCE. The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans, and current economic conditions. Management periodically reviews the loan portfolio to determine probable credit losses related to specifically identified loans as well as credit losses inherent in the remainder of the loan portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance remains subject to change.

Additions to the allowance for loan losses, recorded as the provision for loan losses on Bankshares' statements of income, are made monthly to maintain the allowance at an appropriate level based on management's analysis of the inherent risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan-loss experience, the amount of loan losses actually charged off or recovered during a given period and current national and local economic conditions.

At December 31, 2002, 2001, 2000, 1999, and 1998 the allowance for loan losses was $2,910,000, $2,857,000, $2,554,000, $2,284,000, and $1,853,000,
respectively.

The following table summarizes TFB's loan loss experience for each of the last five years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively:

                                          ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                     (In Thousands)



                                                                           Year Ended December 31,
                                                  -------------------------------------------------------------------------
                                                      2002           2001           2000           1999           1998
                                                  ------------   ------------   ------------   -------------  -------------
Allowance for Loan Losses, January 1                   $2,857         $2,554         $2,284          $1,853         $1,655
                                                  ------------   ------------   ------------   -------------  -------------
Loans Charged-Off:
    Commercial and
      industrial                                          135             91            247             217            108
    Real estate-construction
      and development                                      --             --              4              --             --
    Real estate-commercial                                 65             --             --              --             --
    Real estate-residential                                --            100             20              --             40
    Consumer                                              141             86            171             110            223
                                                  ------------   ------------   ------------   -------------  -------------
      Total Loans Charged-Off                          $  341         $  277         $  442          $  327         $  371
                                                  ------------   ------------   ------------   -------------  -------------

Recoveries:
    Commercial and
      industrial                                           18            193             45              18              6
    Real estate-construction
      and development                                      --             --             --              --             --
    Real estate-commercial                                 --             --             --              --             --
    Real estate-residential                                14             --            177               4             --
    Consumer                                               16             37             33              41             29
                                                  ------------   ------------   ------------   -------------  -------------
      Total Recoveries                                 $   48         $  230         $  255          $   63         $   35
                                                  ------------   ------------   ------------   -------------  -------------
      Net Charge-Offs                                  $  293         $   47         $  187          $  264         $  336
                                                  ------------   ------------   ------------   -------------  -------------

Provision for Loan Losses                              $  346         $  350         $  457          $  695         $  534
                                                  ------------   ------------   ------------   -------------  -------------

Allowance for Loan Losses, December 31                 $2,910         $2,857         $2,554          $2,284         $1,853
                                                  ============   ============   ============   =============  =============
    Ratio of Net Charge-Offs
     to Average Loans:                                   0.14%          0.02%          0.10%           0.15%          0.23%
                                                  ============   ============   ============   =============  =============

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES. The following table allocates the allowance for loan losses at December 31, 2002, 2001, 2000, 1999, and 1998 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur. During 2001, TFB refined its policies, guidelines, and methods for determining the allowance for loan losses, and allocating the allowance among various loan categories. Greater weight was given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. As a result, the allocation of the allowance for loan losses in 2002 and 2001 may not be comparable to prior periods.



                                                 ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                             (In Thousands)


                                            2002                             2001                            2000
                                ----------------------------    -----------------------------   -----------------------------
                                 Allowance       Percentage      Allowance        Percentage     Allowance        Percentage
                                 for Loan         of Total        for Loan         of Total      for Loan          of Total
                                  Losses           Loans          Losses            Loans         Losses            Loans
                                ------------    ------------    ------------     ------------   ------------     ------------
Commercial                           $1,663           9.41%          $1,982            7.21%         $  950            8.55%
Agricultural                             --           0.00%              --            0.00%             --            0.00%
Real Estate:
   Construction                          --           4.93%              --            8.01%             25            6.46%
   Secured by Farmland                   --           1.12%              --            1.06%             --            0.19%
   1-4 Family Residential               262          35.36%             448           34.56%            300           36.98%
   Commercial Real Estate               364          28.61%              --           29.88%             50           26.90%
Consumer                                621          16.33%             427           16.45%          1,229           17.99%
All Other Loans                          --           4.24%              --            2.83%             --            2.93%
                                ------------    ------------    ------------     ------------   ------------     ------------
                                     $2,910         100.00%          $2,857          100.00%         $2,554          100.00%
                                ============    ============    ============     ============   ============     ============


                                            1999                             1998
                                ----------------------------    -----------------------------
                                 Allowance         Percentage    Allowance          Percentage
                                 for Loan        of Total        for Loan         of Total
                                  Losses           Loans          Losses            Loans
                                ------------    ------------    ------------     ------------
Commercial                           $  895           9.08%          $  714           10.29%
Agricultural                             --           0.00%              --            0.00%
Real Estate:
   Construction                          --           6.39%              --            5.04%
   Secured by Farmland                   --           0.49%              --            0.71%
   1-4 Family Residential               264          35.32%             160           32.47%
   Commercial Real Estate                --          27.74%              --           30.27%
Consumer                              1,125          18.38%             979           18.41%
All Other Loans                          --           2.65%              --            2.81%
                                ------------    ------------    ------------     ------------
                                     $2,284         100.06%          $1,853          100.00%
                                ============    ============    ============     ============

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2002:

                                            MATURITY SCHEDULE OF SELECTED LOANS
                                                       (In Thousands)


                                                                           1 Year
                                                       WIthin              Within               After
                                                       1 Year              5 Years             5 Years              Total
                                                     ------------        ------------        ------------        ------------
Commercial and industrial loans                          $ 9,541             $ 7,872              $2,973             $20,386
Construction Loans                                         4,577               5,406                 702              10,685
                                                     ------------        ------------        ------------        ------------
                                                         $14,118             $13,278              $3,675             $31,071
                                                     ============        ============        ============        ============
For maturities over one year:
       Floating rate loans                                                   $ 1,461              $3,013             $ 4,474
       Fixed rate loans                                                       11,817                 662             $12,479
                                                                         ------------        ------------        ------------
                                                                             $13,278              $3,675             $16,953
                                                                         ============        ============        ============

INVESTMENT PORTFOLIO

At December 31, 2002, 2001 and 2000, the carrying values of the major classifications of securities were as follows:

                                                          INVESTMENT PORTFOLIO
                                                             (In Thousands)

                                                   Available for Sale (1)                       Held to Maturity (1)

                                          -------------------------------------------   ----------------------------------------
                                              2002            2001           2000           2002            2001        2000
                                          ------------    -----------    ------------   ------------    -----------  -----------
U.S. Treasury and other U.S.
   Government agencies and
   corporations                               $58,957        $26,844         $ 9,559             $0             $0     $1,589
Obligations of states and political
   subdivisions                                 1,721          3,103           1,657             --             --      2,391
Corporate Bonds                                 4,361          5,229              --             --             --         --

Mutual funds                                    5,067             --              --             --             --         --
Restricted investment - Federal
   Home Loan Bank stock                         1,029          1,150           1,150             --             --         --
FHLMC preferred stock                             480            460             488             --             --         --
Other securities                                  122            122             122             --             --         --

                                          ------------    -----------    ------------   ------------    ----------------------

Total                                         $71,737        $36,908         $12,976             $0             $0     $3,980
                                          ------------    -----------    ------------   ------------    ----------------------

(1) Amounts for held-to-maturity securities are based on amortized cost. Amounts for available-for-sale securities are based on fair value.

MATURITY OR NEXT RATE ADJUSTMENT DATE

The following is a schedule of estimated maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2002:

                                         MATURITY DISTRIBUTION AND YIELDS OF SECURITIES
                                                          (in Thousands)

                                                   Due in one year              Due after 1                   Due after 5
                                                      or less                  through 5 years              through 10 years
                                           ---------------------------   --------------------------   ---------------------------
                                             Amount         Yield          Amount         Yield         Amount         Yield
                                           ------------  -------------   ------------  ------------   ------------  -------------
SECURITIES AVAILABLE FOR SALE:
Obligations of U.S. government
            corporations and agencies          $25,597          3.47%        $26,643         3.86%         $6,376          4.78%
Corporate bonds                                  3,321          5.43%          1,040         5.44%             --
Mutual bond fund                                 5,067          2.60%             --                           --
Other taxable securities                            --                            --                           --
                                           ------------                  ------------                 ------------
            Total taxable                      $33,985                       $27,683                       $6,376
Obligations of states and political
            subdivisions, tax-exempt               487          4.31%            210         2.56%             --
                                           ------------                  ------------                 ------------
            TOTAL SECURITIES:                  $34,472                       $27,893                       $6,376
                                           ============                  ============                 ============

                                               Due after 10 years
                                              and Equity Securities               Total
                                           ---------------------------   --------------------------
                                             Amount         Yield          Amount         Yield
                                           ------------  -------------   ------------  ------------
SECURITIES AVAILABLE FOR SALE:
Obligations of U.S. government
            corporations and agencies             $341          6.66%        $58,957         3.79%
Corporate bonds                                     --                         4,361         5.44%
Mutual bond fund                                    --                         5,067         2.60%
Other taxable securities                         1,631          4.96%          1,631         4.96%
                                           ------------                  ------------
            Total taxable                       $1,972                       $70,016
Obligations of states and political
            subdivisions, tax-exempt             1,024          5.34%          1,721         4.77%
                                           ------------                  ------------
            TOTAL SECURITIES:                   $2,996                       $71,737
                                           ============                  ============

Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

DEPOSITS

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

                                                         DEPOSITS AND RATES PAID (IN THOUSANDS)


                                                                       December 31,
                                  ----------------------------------------------------------------------------------------
                                             2002                           2001                          2000
                                  ---------------------------   ----------------------------  ----------------------------
                                    Amount          Rate          Amount           Rate          Amount          Rate
                                  ------------   ------------   ------------   -------------  -------------   ------------

Noninterest-bearing                  $ 51,016                      $ 43,628                       $ 37,123
                                  ------------                  ------------                  -------------

Interest-bearing:
    NOW accounts                       46,403          0.36%         39,980           0.66%         37,201          1.12%
    Money market accounts              53,348          1.75%         36,307           2.89%         34,969          3.39%
    Regular savings accounts           37,833          1.16%         32,137           2.16%         32,869          2.68%
    Time deposits                      70,179          3.81%         76,469           5.57%         53,001          5.11%
                                  ------------                  ------------                  -------------
Total interest-bearing                207,763          2.02%        184,893           3.39%        158,040          3.28%
                                                                                              -------------
Total deposits                       $258,779                      $228,521                       $195,163
                                  ============                  ============                  =============

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2002:

[Insert Maturities of Deposit table -can be found on same spreadsheet as above table, Deposits and Rates]

                                                    MATURITIES OF CERTIFICATES OF DEPOSIT
                                               AND OTHER TIME DEPOSITS OF $100,000 AND MORE
                                                               (In Thousands)



                              Within        Three to        Six to          One to         Over
                               Three           Six          Twelve          Four           Four
                              Months         Months         Months          Years          Years           Total
                            ------------   ------------   ------------   -------------  -------------   ------------
                                                             (Dollars in thousands)
At December 31, 2002             $2,993         $3,739        $11,041          $3,908         $1,344        $23,025
                            ============   ============   ============   =============  =============   ============

BORROWED FUNDS

LONG-TERM BORROWINGS. Amounts and weighted average rates for long-term borrowings for 2002, 2001 and 2000 are as follows:

                                                     BORROWED FUNDS (IN THOUSANDS)

                                                              December 31,
                            -------------------------------------------------------------------------
                                    2002                       2001                        2000
                            ------------------          -----------------           -----------------
                            Amount        Rate          Amount       Rate           Amount       Rate
                            ------        ----          ------       ----           ------       ----


FHLB Advances               $15,000        4.64%        $15,000       4.64%         $13,000       5.27%

SHORT-TERM BORROWINGS. This information is not required, as the average amount of borrowings during the period did not exceed 30% of shareholders' equity.

CAPITAL

Bankshares and TFB are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on Bankshares' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bankshares and TFB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Bankshares' and TFB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and TFB to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of December 31, 2002 that Bankshares and TFB more than satisfy all capital adequacy requirements to which they are subject.

Bankshares and TFB exceeded their regulatory capital ratios, as set forth in the following table:

                        RISK BASED CAPITAL RATIOS (IN THOUSANDS)


                                                                   December 31,
                                                       -------------------------------------
                                                          2002                     2001
                                                       ------------            -------------
Tier 1 Capital:

    Shareholders' Equity                                   $26,431                  $24,157
    Less: Unrealized gain on securities
       available for sale                                     (670)                    (227)
    Less: Intangible assets, net                              (109)                      --
    Plus: Company-obligated madatorily
       redeemable capital securities                         4,000                       --
                                                       ------------            -------------
    Total Tier 1 Capital                                    29,652                   23,930

Tier 2 Capital:
    Allowable Allowance for Loan Losses                      2,602                    2,497
    Total Capital:                                          32,254                  $26,654
                                                       ------------            -------------
    Risk Weighted Assets:                                 $207,875                 $199,414
                                                       ============            =============

Risk Based Capital Ratios:
     Tier 1 to Risk Weighted Assets                         14.26%                   12.00%

     Total Capital to Risk Weighted Assets                  15.52%                   13.37%

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and the accompanying notes presented elsewhere in this document, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of Bankshares and TFB are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on our performance than inflation does. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their effect on Bankshares, see "Recent Accounting Pronouncements" in Note 1 of the Notes to Consolidated Financial Statements contained herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An important component of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income and economic value of equity from a change in market interest rates. TFB is subject to interest rate sensitivity to the degree that its interest-earning assets mature or reprice at different time intervals than its interest-bearing liabilities. However, TFB is not subject to the other major categories of market risk such as foreign currency exchange rate risk or commodity price risk.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions.

TFB monitors exposure to instantaneous changes in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in equity from instantaneous changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during 2002.

The following tables present TFB's market value changes in equity under various rate scenarios as of December 31, 2002 and 2001.



                                                                  MARKET RISK


         2002                  Percentage    Market           Minus        Current       Plus        Market          Percentage
                               Change        Value Change     200 pts      Fair Value    200 pts     Value Change    Change
Federal funds sold                  0.00%               --       $ 4,900      $  4,900     $  4,900             --        0.00%
Securities                          5.87%                         76,176        71,950       67,772         (4,178)      -5.81%
Loans receivable                    6.91%           14,883       230,279       215,396      206,983         (8,413)      -3.91%
                                            ---------------   -----------  ------------  ----------- --------------
Total rate sensitive assets         6.54%           19,109       311,355       292,246      279,655        (12,591)      -4.31%
Other assets                        0.00%               --        30,952        30,952       30,952             --        0.00%
                                            ---------------   -----------  ------------  ----------- --------------
Total assets                        5.91%         $ 19,109      $342,307     $ 323,198    $ 310,607     $  (12,591)      -3.90%
                              ============  ===============   ===========  ============  =========== ==============  ===========

Demand deposits                     5.53%         $  3,051      $ 58,226      $ 55,175     $ 52,405     $   (2,770)      -5.02%
Rate-bearing deposits               3.74%            7,655       212,502       204,847      197,882         (6,965)      -3.40%
Borrowed funds                     14.03%            2,856        23,215        20,359       17,902         (2,457)     -12.07%
Other liabilities                   0.00%               --         2,400         2,400        2,400             --        0.00%
                                            ---------------   -----------  ------------  ----------- --------------
Total liabilities                   4.80%           13,562       296,343       282,781      270,589        (12,192)      -4.31%
Present Value Equity               13.72%            5,547        45,964        40,417       40,018           (399)      -0.99%
                                            ---------------   -----------  ------------  ----------- --------------
Total liabilities and equity        5.91%         $ 19,109      $342,307     $ 323,198    $ 310,607      $ (12,591)      -3.90%
                              ============  ===============   ===========  ============  =========== ==============  ===========

         2001                  Percentage    Market           Minus        Current       Plus        Market          Percentage
(Dollars in thousands)         Change        Value Change     200 pts      Fair Value    200 pts     Value Change    Change
Federal funds sold                  0.00%               --      $ 15,421      $ 15,421     $ 15,419       $    (2)       -0.01%
Securities                          8.83%            3,257        40,165        36,908       34,796        (2,112)       -5.72%
Loans receivable                    4.94%           10,549       224,237       213,688      203,739        (9,949)       -4.66%
                                            ---------------   -----------  ------------  ----------- --------------
Total rate sensitive assets         5.19%           13,806       279,823       266,017      253,954       (12,063)       -4.53%
Other assets                        0.00%               --        24,801        24,801       24,801            --         0.00%
                                            ---------------   -----------  ------------  ----------- --------------
Total assets                        4.75%         $ 13,806      $304,624     $ 290,818    $ 278,755     $ (12,063)       -4.15%
                              ============  ===============   ===========  ============  =========== ==============  ===========

Demand deposits                     4.06%         $  1,877      $ 48,152      $ 46,275     $ 43,528     $  (2,747)       -5.94%
Rate-bearing deposits               3.27%            6,458       204,005       197,547      190,242        (7,305)       -3.70%
Borrowed funds                      3.01%              454        15,514        15,060       14,620          (440)       -2.92%
Other liabilities                   0.00%               --         2,791         2,791        2,791            --         0.00%
                                            ---------------   -----------  ------------  ----------- --------------
Total liabilities                   3.36%            8,789       270,462       261,673      251,181       (10,492)       -4.01%
Present Value Equity               17.21%            5,017        34,162        29,145       27,574        (1,571)       -5.39%
                                            ---------------   -----------  ------------  ----------- --------------
Total liabilities and equity        4.75%         $ 13,806      $304,624     $ 290,818    $ 278,755     $ (12,063)       -4.15%
                              ============  ===============   ===========  ============  =========== ==============  ===========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

                                                                       PAGE

INDEPENDENT AUDITOR'S REPORT ON THE
  CONSOLIDATED FINANCIAL STATEMENTS                                       35

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                             36
  Consolidated statements of income                                37 and 38
  Consolidated statements of cash flows                            39 and 40
  Consolidated statements of changes
    in shareholders' equity                                               41
  Notes to consolidated financial statements                           42-67

[GRAPHIC OMITTED]
Yount, Hyde, & Barbour, P.C.
Certified Public Accountants
  and Consultants

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Directors of
  Fauquier Bankshares, Inc. and Subsidiaries
Warrenton, Virginia


               We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Yount, Hyde & Barbour, P.C.
-------------------------------

Winchester, Virginia
January 10, 2003

                        FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                                 December 31, 2002 and 2001




 ASSETS                                                                      2002           2001
                                                                         ------------   ------------
Cash and due from banks                                                  $ 19,824,120   $ 14,408,495
Interest-bearing deposits in other banks                                      212,960        352,536
Federal funds sold                                                          4,900,000     15,421,000
Securities,  at fair value                                                 71,736,633     36,907,864
Loans, net of allowance for loan losses of $2,909,607 in 2002
  and $2,856,743 in 2001                                                  213,697,948    207,452,738
Bank premises and equipment, net                                            6,468,205      6,335,708
Accrued interest receivable                                                 1,739,638      1,590,282
Other assets                                                                2,919,978      2,733,384
                                                                         ------------   ------------
      Total assets                                                       $321,499,482   $285,202,007
                                                                         ============   ============
   LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits:
   Noninterest-bearing                                                   $ 60,181,808   $ 50,659,242
   Interest-bearing                                                       213,486,663    193,087,800
                                                                         ------------   ------------
      Total deposits                                                      273,668,471    243,747,042
Federal Home Loan Bank advances                                            15,000,000     15,000,000
Company-obligated mandatorily redeemable capital securities                 4,000,000             --
Dividends payable                                                             363,447        318,356
Other liabilities                                                           2,036,399      1,979,210
Commitments and contingent liabilities                                             --             --
                                                                         ============   ============
      Total liabilities                                                   295,068,317    261,044,608
                                                                         ============   ============
SHAREHOLDERS' EQUITY

Common stock, par value, $3.13 per share; 8,000,000 shares authorized;
  issued and outstanding, 2002, 3,304,066 shares; 2001, 1,675,559 shares   10,341,726      5,244,500
Retained earnings                                                          15,419,307     18,685,761
Accumulated other comprehensive income                                        670,132        227,138
                                                                         ------------   ------------
      Total shareholders' equity                                           26,431,165     24,157,399
                                                                         ------------   ------------
      Total liabilities and shareholders' equity                         $321,499,482   $285,202,007
                                                                         ============   ============


 See Notes to Consolidated Financial Statements.

                  FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
       For Each of the Three Years in the Period Ended December 31, 2002


                                                                     2002           2001           2000
                                                                 ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                     $ 17,198,498   $ 17,617,424   $ 16,584,470
  Interest on investment securities:
   Taxable interest income                                                 --             --        142,788
   Interest income exempt from federal income taxes                        --             --        103,808
  Interest and dividends on securities available for sale:
   Taxable interest income                                          1,795,511      1,174,762        539,331
   Interest income exempt from federal income taxes                   108,218        154,816         17,778
   Dividends                                                          194,587        159,089        158,761
  Interest on federal funds sold                                      196,643        675,574        450,492
  Interest on deposits in other banks                                   2,571          2,864          5,251
                                                                 ------------   ------------   ------------
      Total interest and dividend income                           19,496,028     19,784,529     18,002,679
                                                                 ------------   ------------   ------------
INTEREST EXPENSE
  Interest on deposits                                              4,206,623      6,263,296      5,188,371
  Distribution on capital securities of subsidiary trust              170,379             --             --
  Interest on Federal Home Loan Bank advances                         705,160        957,414        895,984
                                                                 ------------   ------------   ------------
      Total interest expense                                        5,082,162      7,220,710      6,084,355
                                                                 ------------   ------------   ------------
      Net interest income                                          14,413,866     12,563,819     11,918,324

  Provision for loan losses                                           346,250        350,000        457,498
                                                                 ------------   ------------   ------------
      Net interest income after provision for loan losses          14,067,616     12,213,819     11,460,826
                                                                 ------------   ------------   ------------
NONINTEREST INCOME
  Wealth management income                                            694,442        704,681        598,520
  Service charges on deposit accounts                               2,131,445      1,711,222      1,483,245
  Other service charges, commissions and fees                         978,626        824,783        750,845
  Non-loan charge-off recovery                                             --        542,320             --
  Gain (loss) on securities available for sale                         33,914             --       (110,830)
  Other operating income                                               62,042         53,090          8,969
                                                                 ------------   ------------   ------------
      Total noninterest income                                      3,900,469      3,836,096      2,730,749
                                                                 ------------   ------------   ------------
NONINTEREST EXPENSES
  Salaries and employees' benefits                                  5,884,134      4,851,413      4,108,482
  Net occupancy expense of premises                                   731,333        591,730        467,111
  Furniture and equipment                                           1,049,280        861,427        834,915
  Other operating expenses                                          4,631,779      4,633,130      4,254,838
                                                                 ------------   ------------   ------------
      Total noninterest expenses                                   12,296,526     10,937,700      9,665,346
                                                                 ------------   ------------   ------------
Income before income taxes                                          5,671,559      5,112,215      4,526,229

Income tax expense                                                  1,741,743      1,596,781      1,429,601
                                                                 ------------   ------------   ------------
      Net income                                                 $  3,929,816   $  3,515,434   $  3,096,628
                                                                 ============   ============   ============


See Notes to Consolidated Financial Statements.

                     FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)
         For Each of the Three Years in the Period Ended December 31, 2002




                                              2002       2001       2000
                                           ---------  ---------  ---------
EARNINGS PER SHARE, basic                  $   1.18   $   1.03   $   0.88
                                           ========   ========   ========
EARNINGS PER SHARE, assuming dilution      $   1.14   $   1.01   $   0.88
                                           ========   ========   ========





See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For Each of the Three Years in the Period Ended December 31, 2002


                                                                    2002               2001               2000
                                                                ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $  3,929,816       $  3,515,434       $  3,096,628
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                   941,787            747,886            747,145
     Provision for loan losses                                       346,250            350,000            457,498
     Deferred tax (benefit)                                         (123,229)           (77,080)          (156,891)
     (Gain) loss on securities available for sale                    (33,914)                --            110,830
     (Gain) loss on other real estate                                     --                 --             (7,739)
     (Gain) on sale of premises and equipment                         (7,006)               (65)            (1,230)
     Tax benefit of nonqualified options exercised                   (17,114)                --                 --
     Amortization of security premiums and
       (accretion) of discounts, net                                 487,583             93,021            (63,001)
     Changes in assets and liabilities:
       (Increase) in other assets                                   (423,816)          (223,769)        (1,078,253)
       Increase (decrease) in other liabilities                       57,189            (62,348)           576,732
                                                                ------------       ------------       ------------
          Net cash provided by operating activities                5,157,546          4,343,079          3,681,719
                                                                ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of securities available for sale              1,033,650                 --            826,979
  Proceeds from maturities, calls and principal
    payments of investment securities                                     --                 --          1,401,804
  Proceeds from maturities, calls and principal
    payments of securities available for sale                     22,614,625         11,960,187          2,422,512
  Purchase of securities available for sale                      (58,259,510)       (31,531,332)        (2,447,894)
  Proceeds from sale of premises and equipment                         7,006                 65              1,230
  Proceeds from sale of other real estate owned                           --                 --            355,561
  Purchase of premises and equipment                              (1,074,284)        (1,826,406)          (410,085)
  Purchase of other investment                                            --                 --           (749,000)
  Improvements to other real estate owned                                 --                 --             (2,774)
  Net (increase) in loans                                         (6,591,460)        (9,923,858)       (17,178,114)
                                                                ------------       ------------       ------------
          Net cash (used in) investing activities                (42,269,973)       (31,321,344)       (15,779,781)
                                                                ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW accounts
    and saving accounts                                           28,437,904         36,585,184         (2,582,805)
  Net increase (decrease) in certificates of deposit               1,483,525         (4,941,401)        27,413,390
  Proceeds from issuance of capital securities                     4,000,000                 --                 --
  Federal Home Loan Bank advances                                         --         10,000,000                 --
  Federal Home Loan Bank principal repayments                             --         (8,000,000)       (10,000,000)
  Cash dividends paid                                             (1,310,949)        (1,194,739)        (1,092,198)
  Issuance of common stock                                           307,520             28,309             22,932
  Acquisition of common stock                                     (1,050,524)          (895,941)        (1,069,839)
                                                                ------------       ------------       ------------
          Net cash provided by financing activities               31,867,476         31,581,412         12,691,480
                                                                ------------       ------------       ------------
          Increase (decrease) in cash and cash equivalents        (5,244,951)         4,603,147            593,418
CASH AND CASH EQUIVALENTS
  Beginning                                                       30,182,031         25,578,884         24,985,466
                                                                ------------       ------------       ------------
  Ending                                                        $ 24,937,080       $ 30,182,031       $ 25,578,884
                                                                ============       ============       ============


See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
        For Each of the Three Years in the Period Ended December 31, 2002



                                                                             2002             2001             2000
                                                                          -----------      -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest                                                                $ 5,220,286      $ 7,371,938      $ 5,704,615
                                                                          ===========      ===========      ===========
  Income taxes                                                            $ 1,709,500      $ 1,872,500      $ 1,467,000
                                                                          ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
  Other real estate acquired in settlement of loans                       $        --      $        --      $   345,048
                                                                          ===========      ===========      ===========
  Unrealized gain (loss) on securities available for sale, net            $   671,202      $   473,759      $   427,822
                                                                          ===========      ===========      ===========
  Transfer of securities from held to maturity to available for sale      $        --      $ 3,980,765      $        --
                                                                          ===========      ===========      ===========



See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        For Each of the Three Years in the Period Ended December 31, 2002

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                                                         COMPRE-        COMPRE-
                                              COMMON       CAPITAL      RETAINED        HENSIVE         HENSIVE
                                              STOCK        SURPLUS      EARNINGS      INCOME (LOSS)     INCOME            TOTAL
                                           ------------  ------------  ------------   -------------   ------------    ------------
BALANCE, DECEMBER 31, 1999                 $  5,552,736  $         --  $ 16,019,525   $   (367,906)                   $ 21,204,355
Comprehensive income:
 Net income                                          --            --     3,096,628             --    $  3,096,628       3,096,628
Other comprehensive income net of tax:
 Unrealized holding gains on securities
  available for sale, net of deferred
  income taxes of $107,777                                                                                 209,215
 Add reclassification adjustment net of
  income tax benefit of $37,682                                                                             73,148
                                                                                                      ------------
Other comprehensive income, net of tax               --            --            --        282,363         282,363         282,363
                                                                                                      ------------
Total comprehensive income                           --            --            --             --    $  3,378,991              --
                                                                                                      ============
Cash dividends                                       --            --    (1,117,500)            --                      (1,117,500)
Acquisition of 63,120 shares of
 common stock                                  (197,566)           --      (872,273)            --                      (1,069,839)
Issuance of common stock                          3,988            --        18,944             --                          22,932
                                           ------------  ------------  ------------   ------------                    ------------
BALANCE, DECEMBER 31, 2000                    5,359,158            --    17,145,324        (85,543)                     22,418,939
Comprehensive income:
 Net income                                          --            --     3,515,434             --    $  3,515,434       3,515,434
Other comprehensive income net of tax:
 Unrealized holding gains on securities
  available for sale, net of deferred
  income taxes of $161,078                           --            --            --        312,681         312,681         312,681
                                                                                                      ------------
Total comprehensive income                                                                            $  3,828,115              --
                                                                                                      ============
Cash dividends                                       --            --    (1,222,023)            --                      (1,222,023)
Acquisition of 38,958 shares of
 common stock                                  (121,938)           --      (774,003)            --                        (895,941)
Issuance of common stock                          4,150            --        15,409             --                          19,559
Exercise of stock options                         3,130            --         5,620             --                           8,750
                                           ------------  ------------  ------------   ------------                    ------------
BALANCE, DECEMBER 31, 2001                    5,244,500            --    18,685,761        227,138                      24,157,399
Comprehensive income:
  Net income                                         --            --     3,929,816             --    $  3,929,816       3,929,816
Other comprehensive income net of tax:
 Unrealized holding gains on securities
  available for sale, net of deferred
  income taxes of $239,740                                                                                 465,377
  Less reclassification adjustment, net of
   income tax expense of $11,531                                                                           (22,383)
                                                                                                      ------------
Other comprehensive income, net of tax               --            --            --        442,994         442,994         442,994
                                                                                                      ============
Total comprehensive income                           --            --            --             --    $  4,372,810              --
                                                                                                      ============
100% stock dividend                           5,185,020            --    (5,185,020)            --                              --
Cash dividends                                       --            --    (1,356,040)            --                      (1,356,040)
Acquisition of 54,259 shares of
 common stock                                  (169,832)           --      (880,692)            --                      (1,050,524)
Issuance of common stock                          5,547            --        37,424             --                          42,971
Exercise of stock options                        76,491            --       188,058             --                         264,549
                                           ------------  ------------  ------------   ------------                    ------------
BALANCE, DECEMBER 31, 2002                 $ 10,341,726  $         --  $ 15,419,307   $    670,132                    $ 26,431,165
                                           ============  ============  ============   ============                    ============

 See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For Each of the Three Years in the Period Ended December 31, 2002



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

                  PRINCIPLES OF CONSOLIDATION

                    The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. and its wholly-owned subsidiaries, The Fauquier Bank, of which Fauquier Bank Services, Inc. is its sole subsidiary and Fauquier Statutory Trust I. In consolidation, significant intercompany accounts and transactions have been eliminated.

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

                  LOANS

                    The Corporation, through its banking subsidiary, grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation's market area.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Installment loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

                    The allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur.

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

                    The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including one-to-four family mortgage loans, installment loans, other consumer loans, as well as outstanding loan commitments. Also, a formula allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality are considered. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since the history is regularly updated with the most recent loss information, the errors that might otherwise occur are mitigated.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                  DEFINED BENEFIT PLAN

                    The Corporation has a pension plan for its employees. Benefits are generally based upon years of service and the employees' compensation. The Corporation's policy is to fund the maximum allowable contribution in accordance with the funding provisions of the Employee Retirement Act.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  STOCK-BASED COMPENSATION

                    At December 31, 2002, the Corporation has a stock-based compensation plan, which is described more fully in Note 12. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the Corporation had the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.


                                                                      December 31,
                                                      -----------------------------------------------
                                                          2002            2001               2000
                                                      ------------    ------------       ------------
Net income, as reported                               $  3,929,816    $  3,515,434       $  3,096,628
Deduct:  total stock-based employee compensation
  expense determined based on fair
  value method of awards, net of tax                      (296,042)        (238,520)         (187,882)
                                                      ------------    -------------      ------------
Pro forma net income                                  $  3,633,774    $   3,276,914      $  2,908,746
                                                      ============    =============      ============
Earnings per share:
  Basic - as reported                                 $       1.18    $        1.03      $       0.88
                                                      ============    =============      ============
  Basic - pro forma                                   $       1.10    $        0.96      $       0.83
                                                      ============    =============      ============
  Diluted - as reported                               $       1.14    $        1.01      $       0.88
                                                      ============    =============      ============
  Diluted - pro forma                                 $       1.05    $        0.94      $       0.82
                                                      ============    =============      ============


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

                  ADVERTISING

                    The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses of $356,830, $262,886 and $258,997 were incurred in 2002, 2001 and 2000, respectively.

                  RECLASSIFICATIONS

                    Certain reclassifications have been made to prior period balances to conform to the current year presentation.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                    In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others," to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Corporation's consolidated financial statements.

                    In April 2002, the Financial Accounting Standards Board issued Statement 145, "Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    In June 2002, the Financial Accounting Standards Board issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

                    Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

                    In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, "Business Combinations," and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, "Accounting for the Impairment of Long-Lived Assets," to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

                    The adoption of Statement No. 145, 146 and 147 did not have a material impact on the Corporation's consolidated financial statements.

                    The Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement No. 123," in December 2002. The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about the effects of stock options in interim financial information. The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. The Corporation continues to record stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has not adopted the alternative methods allowable under Statement No. 148.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.        SECURITIES

               The amortized cost of securities available for sale, with unrealized gains and losses follows:

                                                                          DECEMBER 31, 2002
                                              ---------------------------------------------------------------------
                                                                     GROSS             GROSS
                                                AMORTIZED         UNREALIZED         UNREALIZED           FAIR
                                                  COST               GAINS            (LOSSES)            VALUE
                                              ------------       ------------       ------------       ------------
               Obligations of U.S.
                Government corporations
                and agencies                  $ 58,108,435       $    852,327       $     (3,999)      $ 58,956,763
               Obligations of states and
                political subdivisions           1,648,749             71,974                 --          1,720,723
               Corporate bonds                   4,259,676            101,505                 --          4,361,181
               Mutual Funds                      5,066,023              1,043                 --          5,067,066
               Restricted investments:
                Federal Home Loan
                 Bank stock                      1,028,900                 --                 --          1,028,900
                Federal Reserve Bank
                 stock                              72,000                 --                 --             72,000
               Community Bankers'
                Bank stock                          50,000                 --                 --             50,000
               FHLMC preferred
                stock                              487,500                 --             (7,500)           480,000
                                              ------------       ------------       ------------       ------------
                                              $ 70,721,283       $  1,026,849       $    (11,499)      $ 71,736,633
                                              ============       ============       ============       ============


                                                                       DECEMBER 31, 2001
                                              ---------------------------------------------------------------------
                                                                     GROSS             GROSS
                                                AMORTIZED         UNREALIZED         UNREALIZED           FAIR
                                                  COST               GAINS            (LOSSES)            VALUE
                                              ------------       ------------       ------------       ------------
               Obligations of U.S.
                Government corporations
                and agencies                  $ 26,680,369       $    202,404       $    (38,948)      $ 26,843,825
               Obligations of states and
                political subdivisions           3,043,644             59,399                 --          3,103,043
               Corporate bonds                   5,080,203            148,793                 --          5,228,996
               Restricted investments:
                Federal Home Loan
                 Bank stock                      1,150,000                 --                 --          1,150,000
               Federal Reserve Bank
                stock                               72,000                 --                 --             72,000
               Community Bankers'
                Bank stock                          50,000                 --                 --             50,000
               FHLMC preferred
                stock                              487,500                 --            (27,500)           460,000
                                              ------------       ------------       ------------       ------------
                                              $ 36,563,716       $    410,596       $    (66,448)      $ 36,907,864
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

                 For the years ended December 31, 2002 and 2000, proceeds from sales of securities available for sale amounted to $1,033,650 and $826,979, respectively. Gross realized gains (losses) amounted to $33,914 and $(110,830). The tax expense (benefit) applicable to this net realized loss amounted to $11,531 and $(37,682). There were no sales of securities available for sale for the year ended December 31, 2001.

                                                                           2002
                                                                ----------------------------
                                                                 AMORTIZED           FAIR
                                                                   COST             VALUE
                                                                -----------      -----------
                    Due in one year or less                     $ 8,640,976      $ 8,708,602
                    Due after one year through five years        13,601,217       13,955,199
                    Due after five years through ten years        9,831,625        9,958,177
                    Due after ten years                          37,009,065       37,483,755
                    Equity securities                             1,638,400        1,630,900
                                                                -----------      -----------
                                                                $70,721,283      $71,736,633
                                                                ===========      ===========



                 In accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Corporation transferred all held to maturity securities to the available for sale category on January 1, 2001.

                 The carrying value of securities pledged to secure deposits and for other purposes amounted to $7,023,657 and $6,281,107 at December 31, 2002 and 2001, respectively.


NOTE 3.        LOANS

               A summary of the balances of loans follows:



                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   2002           2001
                                                                ------------   ------------
                                                                   (Dollars in Thousands)
                   Mortgage loans on real estate:
                    Construction                                 $ 10,685      $ 16,851
                    Secured by farmland                             2,416         2,220
                    Secured by 1 to 4 family residential           76,646        72,692
                    Other real estate loans                        62,030        62,845
                   Commercial and industrial loans (except
                    those secured by real estate)                  20,386        15,154
                   Consumer installment loans                      35,397        34,640
                   All other loans                                  9,186         5,962
                                                                 --------      --------
                           Total loans                            216,746       210,364
                   Less: Unearned income                              138            54
                         Allowance for loan losses                  2,910         2,857
                                                                 --------      --------
                           Net loans                             $213,698      $207,453
                                                                 ========      ========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.        ALLOWANCE FOR LOAN LOSSES

               Analysis of the allowance for loan losses follows:


                                                                  2002              2001               2000
                                                               -----------       -----------       -----------
                   Balance at beginning of year                $ 2,856,743       $ 2,554,033       $ 2,284,348
                   Provision charged to operating expense          346,250           350,000           457,498
                   Recoveries added to the allowance                47,918           230,310           254,698
                   Loan losses charged to the allowance           (341,304)         (277,600)         (442,511)
                                                               -----------       -----------       -----------
                   Balance at end of year                      $ 2,909,607       $ 2,856,743       $ 2,554,033
                                                               ===========       ===========       ===========


               Information about impaired loans is as follows:


                                                                    2002          2001
                                                                  --------      --------
                   Impaired loans for which an allowance
                    has been provided                             $686,113      $776,755
                   Impaired loans for which no allowance
                    has been provided                                   --            --
                                                                  --------      --------
                       Total impaired loans                       $686,113      $776,755
                                                                  ========      ========
                   Allowance provided for impaired loans,
                    included in the allowance for loan losses     $102,000      $200,000
                                                                  ========      ========


                                                                    2002          2001          2000
                                                                  --------      --------      --------

                   Average balance in impaired loans              $855,926      $843,586      $ 12,804
                                                                  ========      ========      ========
                   Interest income recognized                     $     --      $     --      $     --
                                                                  ========      ========      ========

               No additional funds are committed to be advanced in connection with impaired loans.

               Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $163,406, $136,134 and $121,057 at December
               31, 2002, 2001 and 2000, respectively. If interest on these loans had been accrued, such income would have approximated $6,938, $4,066 and $3,509 for 2002, 2001 and 2000, respectively.

NOTE 5.        RELATED PARTY TRANSACTIONS

               In the ordinary course of business, the Corporation has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which amounted to $2,217,571 at December 31, 2002 and $4,652,519 at December 31, 2001. During 2002, total principal additions were $873,258 and total principal payments were $3,308,206.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.        BANK PREMISES AND EQUIPMENT, NET

               A summary of the cost and accumulated depreciation of premises and equipment follows:


                                                                           2002            2001
                                                                       ------------     -----------
                   Land                                                $   864,667      $   864,667
                   Buildings and improvements                            6,397,628        6,186,054
                   Furniture and equipment                               8,037,305        7,063,646
                   Leasehold improvements                                  281,363          273,817
                   Construction in progress                                101,940          259,976
                                                                       -----------      -----------
                                                                        15,682,903       14,648,160
                   Less accumulated depreciation and amortization        9,214,698        8,312,452
                                                                       -----------      -----------
                                                                       $ 6,468,205      $ 6,335,708
                                                                       ===========      ===========


               Depreciation and amortization charged to operations totaled $941,787, $747,886 and $747,145 in 2002, 2001 and 2000,
               respectively.


NOTE 7.        DEPOSITS

               The aggregate amount of time deposits, in denominations of $100,000 or more at December 31, 2002 and 2001 was $23,025,164 and $21,462,537, respectively.

               At December 31, 2002, the scheduled maturities of time deposits are as follows:


                  2003                                        $ 40,008,209
                  2004                                          13,687,597
                  2005                                          11,121,051
                  2006                                           1,048,028
                  2007                                           4,600,842
                                                              ------------
                                                              $ 70,465,727
                                                              ============

               Overdraft demand deposits totaling $1,574,580 and $799,127 were reclassified to loans at December 31, 2002 and 2001, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.        EMPLOYEE BENEFIT PLANS

               The following tables provide a reconciliation of the changes in the defined benefit plan's obligations and fair value of assets over the three-year period ending December 31, 2002, computed as of October 1st of each respective year:



                                                                          2002              2001              2000
                                                                       -----------       -----------       -----------
              CHANGE IN BENEFIT OBLIGATION
               Benefit obligation, beginning                           $ 4,036,939       $ 3,736,910       $ 3,339,553
               Service cost                                                270,440           215,762           178,513
               Interest cost                                               300,755           278,253           248,451
               Actuarial (gain) loss                                       714,662          (115,194)           40,973
               Benefits paid                                              (145,491)          (78,792)          (70,580)
                                                                       -----------       -----------       -----------
               Benefit obligation, ending                              $ 5,177,305       $ 4,036,939       $ 3,736,910
                                                                       -----------       -----------       -----------
              CHANGE IN PLAN ASSETS
               Fair value of plan assets, beginning                    $ 3,774,469       $ 4,470,263       $ 3,679,064
               Actual return on plan assets                               (379,381)         (914,910)          831,151
               Employer contributions                                      433,036           297,908            30,628
               Benefits paid                                              (145,491)          (78,792)          (70,580)
                                                                       -----------       -----------       -----------
               Fair value of plan assets, ending                       $ 3,682,633       $ 3,774,469       $ 4,470,263
                                                                       -----------       -----------       -----------

              FUNDED STATUS                                            $(1,494,672)      $  (262,470)      $   733,353
               Unrecognized net actuarial (gain) loss                    1,483,542            65,173        (1,170,638)
               Unrecognized net obligation at transition                  (170,803)         (189,782)         (208,761)
               Unrecognized prior service cost                              69,903            77,669            85,435
                                                                       -----------       -----------       -----------
               Accrued benefit cost included in other liabilities      $  (112,030)      $  (309,410)      $  (560,611)
                                                                       ===========       ===========       ===========


               The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2002, 2001 and 2000:

                                                         2002            2001            2000
                                                       ---------       ---------       ---------
               COMPONENTS OF NET PERIODIC
                BENEFIT COST
                Service cost                            $ 270,440       $ 215,762       $ 178,513
                Interest cost                             300,755         278,253         248,451
                Expected return on plan assets           (324,326)       (399,914)       (328,706)
                Amortization of prior service cost          7,766           7,766           7,766
                Amortization of net obligation
                 at transition                            (18,979)        (18,979)        (18,979)
                Recognized net actuarial gain                  --         (36,181)        (17,063)
                                                        ---------       ---------       ---------
                Net periodic benefit cost               $ 235,656       $  46,707       $  69,982
                                                        =========       =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               The assumptions used in the measurement of the Corporation's benefit obligation are shown in the following table:

                                                      2002       2001      2000
                                                      ----       ----      ----
               WEIGHTED-AVERAGE ASSUMPTIONS
                AS OF DECEMBER 31
                 Discount rate                         7.0%      7.5%      7.5%
                 Expected return on plan assets        9.0%      9.0%      9.0%
                 Rate of compensation increase         5.0%      5.0%      5.0%



               The Corporation has a defined contribution retirement plan under Code Section 401(k) of the Internal Revenue Service covering employees who have completed 6 months of service and who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 15% of their covered compensation for the year, subject to certain limitations. The Corporation may also make, but is not required to make, a discretionary matching contribution. The amount of this matching contribution, if any, is determined on an annual basis by the Board of Directors. The Corporation made contributions to the plan for the years ended December 31, 2002, 2001 and 2000 of $101,265, $74,880 and
               $72,922, respectively.


NOTE 9.        COMMITMENTS AND CONTINGENT LIABILITIES

               The Fauquier Bank has entered into three long-term banking facility leases. The first lease was entered into on January 31, 1999. The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank's Sudley Road, Manassas branch. Annual rent currently is $47,157.

               The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001. The lease provides for an original ten-year term with the right to renew for two additional ten-year periods beginning on June 1, 2001. Annual rent is $37,400 for the first five years and $40,700 annually commencing with the sixth year.

               The third lease is for the accounting and finance department facility and was entered into on June 25, 2002. The lease has a term of five years beginning on August 1, 2002. Rent for the first year is $29,891 with annual increases on the anniversary date based on the CPI with a minimum increase of 3%.

               Total rent expense was $105,072, $73,076 and $48,784 for 2002,
               2001 and 2000, respectively, and was included in occupancy expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

                       2003                     $114,830
                       2004                       72,521
                       2005                       69,517
                       2006                       72,405
                       2007                       60,330
                       Thereafter                139,059
                                                --------
                             Total              $528,662
                                                ========

               As members of the Federal Reserve System, the Corporation's subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2002 and 2001, the aggregate amounts of daily average required balances were approximately $12,146,000 and $8,300,000, respectively.

               In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. The Corporation does not anticipate losses as a result of these transactions.

               See Note 15 with respect to financial instruments with off-balance-sheet risk.

NOTE 10.       INCOME TAXES

               The components of the net deferred tax assets included in other assets are as follows:

                                                          2002            2001            2000
                                                       ----------      ----------      ----------
               Deferred tax assets:
                Allowance for loan losses              $  855,440      $  837,466      $  734,545
                Accrued pension obligation                 38,090         105,826         190,114
                Interest on nonaccrual loans               59,282          31,076           1,193
                Accrued vacation                           58,582              --              --
                Securities available for sale                  --              --          44,067
                Other                                      20,101          11,329              --
                                                       ----------      ----------      ----------
                                                        1,031,495         985,697         969,919
                                                       ----------      ----------      ----------
               Deferred tax liabilities:
                Securities available for Sale             345,219         117,011              --
                Other                                         463          35,518           1,711
                Accumulated depreciation                  175,402         217,778         268,820
                                                       ----------      ----------      ----------
                                                          521,084         370,307         270,531
                                                       ----------      ----------      ----------
               Net deferred tax assets                 $  510,411      $  615,390      $  699,388
                                                       ==========      ==========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               Allocation of federal income taxes between current and deferred portions is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------
                                               2002              2001              2000
                                           -----------       -----------       -----------
               Current tax expense         $ 1,864,972       $ 1,673,861       $ 1,586,492
               Deferred tax (benefit)         (123,229)          (77,080)         (156,891)
                                           -----------       -----------       -----------
                                           $ 1,741,743       $ 1,596,781       $ 1,429,601
                                           ===========       ===========       ===========



               The reasons for the difference between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                       2002              2001              2000
                                                    -----------       -----------       -----------

               Computed "expected" tax expense      $ 1,928,330       $ 1,738,153       $ 1,538,918
               Decrease in income taxes
                resulting from:
                 Tax-exempt interest income            (141,582)         (135,625)         (106,799)
                 Other                                  (45,005)           (5,747)           (2,518)
                                                    -----------       -----------       -----------
                                                    $ 1,741,743       $ 1,596,781       $ 1,429,601
                                                    ===========       ===========       ===========



NOTE 11.       EARNINGS PER SHARE

               The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders. Weighted average number of shares for all periods reported has been restated to give effect to the 100% stock dividend in May 2002.

                                          2002                 2001                   2000
                                 ---------------------  ---------------------  ---------------------
                                             PER SHARE              PER SHARE              PER SHARE
                                  SHARES      AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                 ---------   ---------  ---------   ---------  ---------  ----------
Basic earnings per share         3,312,084   $   1.18   3,406,866   $   1.03   3,510,364   $   0.88
                                             ========               ========               ========
Effect of dilutive securities,
  stock options                    148,044                 66,830                 23,182
                                 ---------              ---------              ---------
Diluted earnings per share       3,460,128   $   1.14   3,473,696   $   1.01   3,533,546   $   0.88
                                 =========   ========   =========   ========   =========   ========


               Options 98,560 shares of common stock were not included in computing diluted EPS in 2000, because their effects were antidilutive.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.       STOCK OPTION PLANS

               OMNIBUS STOCK OWNERSHIP AND LONG-TERM INCENTIVE PLAN

               In 1998, the Corporation adopted an incentive stock option plan under which options may be granted to certain key employees for purchase of the Corporation's stock. The effective date of the plan was April 21, 1998 with a ten-year term. The plan reserves for issuance 400,000 shares of the Corporation's common stock. The stock option plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Corporation, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The plan was amended and restated effective January 1, 2000, to include non-employee directors and added an additional 180,000 shares to be available to directors. The plan provides for an annual issuance of 3,734 options to non-employee directors during their initial three-year term to achieve a total share holding of 11,200. The annual issuance of options to nonemployee directors subsequent to their initial three-year term requires Board action each year with a recommended level of 2,000 options per nonemployee director per year. The options granted under the Plan are not exercisable for six months from the date of grant except in the case of death or disability. Options that are not exercisable at the time a director's services on the Board terminates for reason other than death, disability or retirement in accordance with the Corporation's policy will be forfeited.

               DIRECTOR COMPENSATION PLANS

               The Corporation maintains Nonemployee Director Stock Option Plans. Under the plan expiring in 1999, each director that was not an employee of the Corporation or its subsidiary received an option grant covering 2,240 shares of Corporation common stock on April 1 of each year during the five-year term of the plan. The first grant under the plan was made on May 1, 1995. The exercise price of awards was fixed at the fair market value of the shares on the date the option is granted. During the term of the plan, a total of 120,960 options for shares of common stock were granted. Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors.

               The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

                                                     December 31,
                                           ---------------------------------
                                             2002         2001        2000
                                           --------     --------    --------
               Dividend yield                2.84%        2.76%       2.60%
               Expected life               10 years     10 years    10 years
               Expected volatility          30.82%       18.32%      18.38%
               Risk-free interest rate       5.54%        5.11%       6.70%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive is presented below:

                                           2002                     2001                     2000
                                   ---------------------    --------------------   ---------------------
                                                WEIGHTED                WEIGHTED               WEIGHTED
                                                AVERAGE                 AVERAGE                AVERAGE
                                   NUMBER OF    EXERCISE    NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                    SHARES       PRICE       SHARES      PRICE      SHARES      PRICE
                                   ---------   ---------    ---------   ---------  ---------   ---------
Outstanding at January 1            342,224    $    8.22     259,632    $   9.23    179,936    $    9.97
Granted                              52,130        12.85      84,592        8.07     79,696         8.13
Exercised                           (26,798)        9.23      (2,000)       4.38         --           --
                                   --------                 --------               --------
Outstanding at December 31          367,556    $    8.78     342,224    $   8.22    259,632    $    9.23
                                   ========                 ========               ========
Exercisable at end of year          233,778                  190,562                140,694
Weighted-average fair value
per option of options granted
during the year                    $   6.28                 $   3.11               $   3.67



               The status of the options outstanding as of December 31, 2002 for the Omnibus Stock Ownership and Long-Term Incentive and Director Compensation Plans is as follows:


                 CONTRACTUAL        NUMBER         EXERCISE         NUMBER       EXERCISE
                     LIFE        OUTSTANDING        PRICE        EXERCISABLE       PRICE
                 -----------     -----------      ---------      -----------     ---------
                  2.33 years        13,440        $    4.38          13,440      $    4.38
                  3.25 years        22,400             5.06          22,400           5.06
                  4.25 years        22,400             6.25          22,400           6.25
                  5.25 years        22,400            10.00          22,400          10.00
                  5.66 years        14,132            10.50          14,132          10.50
                  6.25 years        24,640             9.75          24,640           9.75
                  6.66 years        31,726             9.50          31,726           9.50
                  7.6 years         79,696             8.13          28,694           8.13
                  8.88 years        84,592             8.07          28,214           8.07
                  9.08 years        26,398            12.70              --             --
                  9.08 years        25,732            13.00          25,732          13.00
                                   -------                         --------
                                   367,556        $    8.78        233, 778      $    8.65
                                   =======                         ========




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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.       FEDERAL HOME LOAN BANK ADVANCES

               The Corporation's fixed-rate debt of $15,000,000 at December 31, 2002 matures through 2008. At December 31, 2002 and 2001, the interest rates ranged from 4.51 percent to 4.89 percent. At December 31, 2002 and 2001, the weighted average interest rate was 4.64 percent.

               Advances on the line are secured by all of the Corporation's first lien loans on one-to-four unit single-family dwellings. As of December 31, 2002, the book value of these loans totaled approximately $70,584,000. The amount of the available credit is limited to seventy-five percent of qualifying collateral. Any borrowings in excess of the qualifying collateral requires pledging of additional assets.

               The contractual maturities of Federal Home Loan Bank advances are as follows:

                                             DECEMBER 31,
                                    ----------------------------
                                        2002             2001
                                    -----------      -----------
                   Due in 2006      $10,000,000      $10,000,000
                   Due in 2008        5,000,000        5,000,000
                                    -----------      -----------
                                    $15,000,000      $15,000,000
                                    ===========      ===========


               An advance, dated October 1, 1998 with an outstanding balance of $5,000,000, has an imbedded call option that gives the Federal Home Loan Bank the option to call only on the five-year anniversary date. The remaining advance, dated May 10, 2001 with an outstanding balance of $10,000,000, has an imbedded call option that gives the Federal Home Loan Bank the option to call only on the two-year anniversary date.


NOTE 14.       DIVIDEND LIMITATIONS ON AFFILIATE BANK

               Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2002, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $3,876,029.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

               The Corporation, through its banking subsidiary, is party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

               The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

               At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                                   2002             2001
                                                               -----------      -----------
                   Financial instruments whose contract
                    amounts represent credit risk:
                     Commitments to extend credit              $42,101,041      $47,553,841
                     Standby letters of credit                 $ 4,949,261      $ 6,102,463



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                    At December 31, 2002 and 2001, the carrying amounts of loan commitments and standby letters of credit approximated fair values.

                    The estimated fair values of the Corporation's financial instruments are as follows:


                                                                2002                    2001
                                                       --------------------   ---------------------
                                                       CARRYING       FAIR    CARRYING       FAIR
                                                        AMOUNT       VALUE     AMOUNT        VALUE
                                                       --------    --------   --------     --------
                                                           (Thousands)            (Thousands)
                  Financial assets:
                    Cash and short-term investments    $ 20,037    $ 20,037    $ 14,761    $ 14,761
                    Federal funds sold                    4,900       4,900      15,421      15,421
                    Securities                           71,737      71,737      36,908      36,908
                    Loans, net                          213,698     215,396     207,453     213,688
                    Accrued interest receivable           1,740       1,740       1,590       1,590

                  Financial liabilities:
                    Deposits                           $273,668    $273,631    $243,747    $245,174
                    FHLB advances                        15,000      16,354      15,000      15,060
                    Company-obligated mandatorily
                     redeemable capital securities        4,000       4,006          --          --
                    Accrued interest payable                417         417         558         558



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.       OTHER OPERATING EXPENSES

               The principal components of "Other operating expenses" in the Consolidated Statements of Income are:

                                                                      2002          2001          2000
                                                                   ----------    ----------    ----------
                    Advertising and business development           $  415,165    $  398,694    $  381,204
                    Bank card                                         464,477       426,738       408,342
                    Data processing                                   858,614       719,820       644,911
                    Postage and supplies                              387,825       385,291       253,206
                    Professional and consulting fees                  616,826       700,086       855,637
                    Prepayment penalty on FHLB advance                     --       572,600            --
                    Other (no items exceed 1% of total revenue)     1,888,872     1,429,901     1,711,538
                                                                   ----------    ----------    ----------
                                                                   $4,631,779    $4,633,130    $4,254,838
                                                                   ==========    ==========    ==========


NOTE 18.       CONCENTRATION RISK

               The Corporation maintains its cash accounts in several correspondent banks. The total amount by which cash on deposit in those banks exceeds the federally insured limits is approximately $668,605 at December 31, 2002.


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

               Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

               The Corporation's and Subsidiary's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.


                                                                                         MINIMUM
                                                                                        TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                             MINIMUM CAPITAL         PROMPT CORRECTIVE
                                      ACTUAL                   REQUIREMENT           ACTION PROVISIONS
                              ----------------------    ----------------------     --------------------
                               AMOUNT         RATIO       AMOUNT        RATIO       AMOUNT       RATIO
                              --------       -------    ---------      -------     --------     -------
As of December 31, 2002:                                (Amount in Thousands)
 Total Capital (to Risk
  Weighted Assets):
   Consolidated               $ 32,254        15.5%      $ 16,639        8.0%        N/A          N/A
   The Fauquier Bank          $ 32,182        15.5%      $ 16,630        8.0%      $ 20,788      10.0%
 Tier 1 Capital (to Risk
  Weighted Assets):
   Consolidated               $ 29,652        14.3%      $  8,319        4.0%        N/A          N/A
   The Fauquier Bank          $ 29,580        14.2%      $  8,315        4.0%      $ 12,473       6.0%
 Tier 1 Capital (to
  Average Assets):
   Consolidated               $ 29,652         9.4%      $ 12,684        4.0%        N/A          N/A
   The Fauquier Bank          $ 29,580         9.3%      $ 12,680        4.0%      $ 15,851       5.0%

As of December 31, 2001:
 Total Capital (to Risk
  Weighted Assets):
   Consolidated               $ 26,427        13.2%      $ 15,953        8.0%        N/A          N/A
   The Fauquier Bank          $ 26,138        13.1%      $ 15,923        8.0%      $ 19,903      10.0%
 Tier 1 Capital (to Risk
  Weighted Assets):
   Consolidated               $ 23,930        12.0%      $  7,977        4.0%        N/A          N/A
   The Fauquier Bank          $ 23,646        11.9%      $  7,961        4.0%      $ 11,942       6.0%
 Tier 1 Capital (to
  Average Assets):
   Consolidated               $ 23,930         8.3%      $ 11,533        4.0%        N/A          N/A
   The Fauquier Bank          $ 23,646         8.2%      $ 11,538        4.0%      $ 14,422       5.0%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 20.       COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES

               On March 11, 2002, Fauquier Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On March 26, 2002, $4 million of trust preferred securities were issued through a pooled underwriting totaling approximately $564 million. The securities have a LIBOR-indexed floating rate of interest. During 2002, the interest rates ranged from 5.00% to 5.59%. At December 31, 2002 the weighted-average interest rate was 5.48%. The securities have a mandatory redemption date of March 26, 2032, and are subject to varying call provisions beginning March 27, 2007. The principal asset of the Trust is $4.1 million of the Corporation's junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

               The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred not considered as Tier 1 capital may be included in Tier 2 capital.

               The obligations of the Corporation with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Corporation of the Trust's obligations with respect to the Capital Securities.

               Subject to certain exception and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21.       PARENT CORPORATION ONLY FINANCIAL STATEMENTS

                         FAUQUIER BANKSHARES, INC.
                          (Parent Corporation Only)

                               BALANCE SHEETS
                         December 31, 2002 and 2001


                                                                         DECEMBER 31,
                                                                  --------------------------
          ASSETS                                                      2002          2001
                                                                  -----------    -----------
Cash on deposit with subsidiary bank                              $   246,995    $    76,164
Investment in subsidiaries, at cost,
 plus equity in undistributed net income                           30,369,777     23,872,648
Dividend receivable                                                   363,447        318,356
Other assets                                                          122,947        377,769
                                                                  -----------    -----------
                                                                  $31,103,166    $24,644,937
                                                                  ===========    ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Company-obligated mandatorily redeemable capital securities       4,120,000    $        --
  Dividend payable                                                    363,447        318,356
  Other liabilities                                                   188,554        169,182
                                                                  -----------    -----------
                                                                    4,672,001        487,538
                                                                  -----------    -----------
SHAREHOLDERS' EQUITY
  Common stock                                                     10,341,726      5,244,500
  Retained earnings, which are substantially
   undistributed earnings of subsidiaries                          15,419,307     18,685,761
  Accumulated other comprehensive income                              670,132        227,138
                                                                  -----------    -----------
                                                                   26,431,165     24,157,399
                                                                  -----------    -----------
        Total liabilities and shareholders' equity                $31,103,166    $24,644,937
                                                                  ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            FAUQUIER BANKSHARES, INC.
                            (Parent Corporation Only)

                              STATEMENTS OF INCOME
        For Each of the Three Years in the Period Ended December 31, 2002




                                             2002            2001            2000
                                         -----------     -----------     -----------
REVENUE, dividends from subsidiaries     $ 2,277,687     $ 2,530,732     $ 2,237,339
                                         -----------     -----------     -----------
EXPENSES
  Interest expense                           170,379              --              --
  Legal and professional fees                101,073          28,624          35,613
  Directors' fees                             53,010          52,432           6,632
  Miscellaneous                               76,889          35,963          15,003
                                         -----------     -----------     -----------
     Total expenses                          401,351         117,019          57,248
                                         -----------     -----------     -----------
     Income before income tax benefit
      and equity in undistributed net
      income of subsidiaries               1,876,336       2,413,713       2,180,091

Income tax (benefit)                        (136,459)        (39,786)        (19,464)
                                         -----------     -----------     -----------
     Income before equity in
      undistributed net income
      of subsidiaries                      2,012,795       2,453,499       2,199,555

Equity in undistributed net income
 of subsidiaries                           1,917,021       1,061,935         897,073
                                         -----------     -----------     -----------
     Net income                          $ 3,929,816     $ 3,515,434     $ 3,096,628
                                         ===========     ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            FAUQUIER BANKSHARES, INC.
                            (Parent Corporation Only)

                            STATEMENTS OF CASH FLOWS
          For Each of the Three Years in the Period Ended December 31,
                                      2002





                                                         2002            2001            2000
                                                      -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $ 3,929,816     $ 3,515,434     $ 3,096,628
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Undistributed earnings of subsidiaries              (1,917,021)     (1,061,935)       (897,074)
   (Increase) in undistributed dividends
     receivable from subsidiaries                         (45,091)        (27,284)        (25,302)
   Tax benefit of nonqualified options exercised          (17,114)             --              --
   (Increase) decrease in other assets                    254,822        (377,769)             --
   Increase (decrease) in other liabilities                19,372          43,465         (25,910)
                                                      -----------     -----------     -----------
         Net cash provided by operating activities      2,224,784       2,091,911       2,148,342
                                                      -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of capital securities           4,120,000              --              --
 Contribution of capital to subsidiaries               (4,120,000)             --              --
 Cash dividends paid                                   (1,310,949)     (1,194,739)     (1,092,198)
 Issuance of common stock                                 307,520          28,309          22,932
 Acquisition of common stock                           (1,050,524)       (895,941)     (1,069,839)
                                                      -----------     -----------     -----------
         Net cash (used in) financing activities       (2,053,953)     (2,062,371)     (2,139,105)
                                                      -----------     -----------     -----------
         Increase in cash and cash equivalents            170,831          29,540           9,237

CASH AND CASH EQUIVALENTS
 Beginning                                                 76,164          46,624          37,387
                                                      -----------     -----------     -----------
 Ending                                                   246,995          76,164          46,624
                                                      ===========     ===========     ===========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Bankshares' executive officers is provided in Part I of this Form 10-K under the caption "Executive Officers of the Registrant." All other information concerning Bankshares required by this item is contained in Bankshares' definitive proxy statement for the 2003 annual meeting of shareholders, to be filed within 120 days of the fiscal year ended December 31, 2002 (the "2003 proxy statement") under the captions "Election of Class I Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to director and executive compensation is contained in Bankshares' 2003 proxy statement under the caption "Remuneration and Other Transactions with Management," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in Bankshares' 2003 proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of Bankshares are authorized for issuance:

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------
                                                                                        NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                                                                        FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE         EQUITY COMPENSATION PLANS
                              BE ISSUED UPON EXERCISE        EXERCISE PRICE OF          (EXCLUDING SECURITIES
                              OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,      REFLECTED IN COLUMN (A))
       PLAN CATEGORY            WARRANTS AND RIGHTS         WARRANTS AND RIGHTS                  (C)
                                        (A)                         (B)
----------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                      262,276                       $9.04                  295,646 (1)
----------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                      118,208                       $7.48                   87,072 (2)
----------------------------------------------------------------------------------------------------------------

TOTAL                                        380,484                       $8.56                  382,718
----------------------------------------------------------------------------------------------------------------

(1) Includes 295,646 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Omnibus Stock Ownership and Long Term Incentive Plan.

(2) Includes no shares available to be granted under the Non-Employee Director Stock Option Plan and 87,072 shares available to be granted under the Director Deferred Compensation Plan.

For additional information concerning the material features of Bankshares' equity compensation plans, including the Non-Employee Director Stock Option
Plan and Director Deferred Compensation Plan which have not been approved by the shareholders, please see Note 12 of our Notes to Consolidated Financial Statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in Bankshares' 2003 proxy statement under the caption "Related Party Transactions," and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Bankshares that file periodic reports under the Exchange Act of 1934 are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have established disclosure controls and procedures to ensure that material information related to Bankshares is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the chief executive officer and the chief financial officer, and the other executive officers of Bankshares and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to Bankshares' operations. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, Bankshares' management, including the chief executive officer and the chief financial officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls
----------------------------

There were no significant changes in Bankshares' internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1) - Financial Statements

The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

      Independent Auditor's Report on the Consolidated Financial Statements

      Consolidated Balance Sheets - December 31, 2002 and December 31, 2001

      Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Changes in Shareholders' Equity - December 31, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements - Years ended December 31, 2002, 2001 and 2000

         (a)      (2) - Financial Statement Schedules

All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

         (a)      (3) - Exhibits

         EXHIBIT NUMBER
         --------------
         3.1 Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999

         3.2 Bylaws of Fauquier Bankshares, Inc., incorporated by reference to Exhibit 3(ii) to registration statement on Form 10 filed April 16, 1999

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

         10.1 Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, amended and restated effective January 1, 2000, incorporated by reference to Exhibit 4.B to Form S-8 filed October 15, 2002

         10.2 Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to
                  Exhibit 4.C to Form S-8 filed October 15, 2002

         10.3 Fauquier Bankshares, Inc. Non-Employee Director Stock Option Plan, effective April 1, 1995, incorporated by reference to
                  Exhibit 4.A to Form S-8 filed October 15, 2002

         10.4 Change of Control Agreement, dated November 16, 1994, and amended June 13, 1997, between Fauquier Bankshares, Inc. and
                  C. Hunton Tiffany

         10.5 Change of Control Agreement, dated November 16, 1994 and amended June 13, 1997, between Fauquier Bankshares, Inc. and Randy K. Ferrell

         10.6 Change of Control Agreement, dated February 28, 1994 and amended June 13, 1997, between Fauquier Bankshares, Inc. and Gary R. Shook

         10.7 Change of Control Agreement, dated and amended December 18, 2000, between Fauquier Bankshares, Inc. and Rosanne T. Gorkowski

         10.8 Change of Control Agreement, dated and amended November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap

         10.9 Change of Control Agreement, dated and amended February 22, 2002, between Fauquier Bankshares, Inc. and Mark A. Debes

         10.10 Executive Supplemental Retirement Plan Agreement, dated August 20, 2000, between Fauquier Bankshares, Inc. and C. Hunton Tiffany

         10.11 Life Insurance Endorsement Method Split Dollar Plan Agreement, dated August 10, 2000, between Fauquier Bankshares, Inc. and
                  C. Hunton Tiffany

         10.12 Executive Split Dollar Life Insurance Agreement, dated November 26, 1996, between Fauquier Bankshares, Inc. and Randy K. Ferrell

         21 Subsidiaries of the Registrant, incorporated herein by reference to Part I of this Form 10-K


         (b) Reports on Form 8-K Filed in the fourth quarter of 2002:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.


/s/ C. Hunton Tiffany
------------------------------------------------
C. Hunton Tiffany
President and Chief Executive Officer
Dated: March 20, 2003

/s/ Eric P. Graap
-------------------------------------------
Eric P. Graap
Senior Vice President and Chief Financial Officer
Dated: March 20, 2003

   (Certifications of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 are enclosed separately as correspondence with this filing.)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ C. Hunton Tiffany               Chief Executive Officer,     March 20, 2003
-------------------------------     Director
C. Hunton Tiffany


/s/ Alexander G. Green, Jr.         Director                     March 20, 2003
-------------------------------
Alexander G. Green, Jr.


/s/ Stanley C. Haworth              Director                     March 20, 2003
-------------------------------
Stanley C. Haworth


/s/ John J. Norman, Jr              Director                     March 20, 2003
-------------------------------
John J. Norman, Jr.


/s/ Douglas C. Larson               Director                     March 20, 2003
-------------------------------
Douglas C. Larson


/s/ C.H. Lawrence, Jr.              Director                     March 20, 2003
-------------------------------
C.H. Lawrence, Jr.


/s/ D. Harcourt Lees, Jr.           Director                     March 20, 2003
-------------------------------
D. Harcourt Lees, Jr.


/s/ Randolph T. Minter              Director                     March 20, 2003
-------------------------------
Randolph T. Minter


/s/ B.S. Montgomery                 Director                     March 20, 2003
-------------------------------
B.S. Montgomery


/s/ H.P. Neale                      Director                     March 20 2003
-------------------------------
H.P. Neale

/s/ Pat H. Nevill                   Director                     March 20, 2003
-------------------------------
Pat H. Nevill



/s/ Henry M. Ross                   Director                     March 20, 2003
-------------------------------
Henry M. Ross



/s/ H. Frances Stringfellow         Director                     March 20, 2003
-------------------------------
H. Frances Stringfellow

                                 CERTIFICATIONS

I, C. Hunton Tiffany, certify that:

         1. I have reviewed this annual report on Form 10-K of Fauquier Bankshares, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

C. Hunton Tiffany
Dated: March  21,  2003                   /s/  C. Hunton Tiffany
                                          -------------------------------------
                                          C. Hunton Tiffany
                                          President and Chief Executive Officer

I, Eric P. Graap, certify that:

         1. I have reviewed this annual report on Form 10-K of Fauquier Bankshares, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated: March 21, 2003                   /s/ Eric P. Graap
                                                -------------------------------
                                                Eric P. Graap
                                                Senior Vice President and
                                                Chief Financial Officer