Form 10-Q
period 2003-03-31
FAUQUIER BANKSHARES INC
filed 2003-05-14
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q
                                 --------------


(MARK ONE)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes _____ No __X__

         As of May 9, 2003, the latest practicable date for determination, 3,303,738 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

                            FAUQUIER BANKSHARES, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                   Page
                                                                                 ----
  Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 2003 (unaudited) and
           December 31, 2002 ................................................... 1

           Consolidated Statements of Income (unaudited) for the Three
           Months Ended March 31, 2003 and 2002 ................................ 2

           Consolidated Statements of Changes in Shareholders' Equity
           (unaudited) for the Three Months Ended March 31, 2003 and 2002 ...... 3

           Consolidated Statements of Cash Flows (unaudited) for the Three
           Months Ended March 31, 2003 and 2002 ................................ 4

           Notes to Consolidated Financial Statements .......................... 5-8

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................... 9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......... 15

  Item 4.  Controls and Procedures ............................................. 15

Part II.   OTHER INFORMATION

  Item 1.  Legal Proceedings ................................................... 16

  Item 6.  Exhibits and Reports on Form 8-K .................................... 16



SIGNATURES ..................................................................... 17

CERTIFICATIONS ................................................................. 18-21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                                                MARCH 31, 2003             DECEMBER 31, 2002
                                                                                --------------             -----------------
ASSETS
Cash and due from banks                                                         $   20,422,329              $   19,824,120
Interest-bearing deposits in other banks                                                50,777                     212,960
Federal funds sold                                                                      48,000                   4,900,000
Securities, at fair value                                                           67,218,486                  71,736,633
Loans, net of allowance for loan losses of $3,004,120
  in 2003 and $2,909,607 in 2002                                                   225,717,190                 213,697,948
Bank premises and equipment, net                                                     6,489,988                   6,468,205
Accrued interest receivable                                                          1,948,294                   1,739,638
Other assets                                                                         7,862,123                   2,919,978
                                                                                --------------              --------------
              Total assets                                                      $  329,757,187              $  321,499,482
                                                                                ==============              ==============

LIABILITIES
Deposits:
  Noninterest-bearing                                                           $   57,521,815              $   60,181,808
  Interest-bearing                                                                 223,970,767                 213,486,663
                                                                                --------------              --------------
     Total deposits                                                             $  281,492,582              $  273,668,471
Federal Home Loan Bank advances                                                     15,000,000                  15,000,000
Company-obligated mandatorily redeemable capital securities                          4,000,000                   4,000,000
Dividends payable                                                                      362,883                     363,447
Other liabilities                                                                    1,998,180                   2,036,399
Commitments and contingent liabilities                                                      --                          --
                                                                                --------------              --------------
              Total liabilities                                                 $  302,853,645              $  295,068,317
                                                                                ==============              ==============
SHAREHOLDERS' EQUITY
Common stock, par value, $3.13; authorized 8,000,000 shares;
  issued and outstanding, 2003, 3,298,938 shares; 2002, 3,304,066 shares            10,325,676                  10,341,726
Retained earnings                                                                   16,048,925                  15,419,307
Accumulated other comprehensive income                                                 528,941                     670,132
                                                                                --------------              --------------
              Total shareholders' equity                                        $   26,903,542              $   26,431,165
                                                                                --------------              --------------
              Total liabilities and shareholders' equity                        $  329,757,187              $  321,499,482
                                                                                ==============              ==============




See accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                                      2003                   2002
                                                                                 -------------          -------------

INTEREST INCOME
      Interest and fees on loans                                                 $   3,978,524          $   4,225,968
      Interest and dividends on securities available for sale:
           Taxable interest income                                                     530,026                369,715
           Interest income exempt from federal income taxes                             19,662                 34,285
           Dividends                                                                    59,453                 28,886
      Interest on federal funds sold                                                     3,140                 43,309
      Interest on deposits in other banks                                                  461                  1,246
                                                                                 -------------          -------------
           Total interest income                                                     4,591,266              4,703,409
                                                                                 -------------          -------------

INTEREST EXPENSE
      Interest on deposits                                                             792,155              1,155,812
      Interest on federal funds purchased                                                5,381                     --
      Interest on Federal Home Loan Bank advances                                      173,875                173,875
      Distribution on capital securities of subsidiary trust                            50,000                  3,106
                                                                                 -------------          -------------
           Total capital interest expense                                            1,021,411              1,332,793
                                                                                 -------------          -------------

           Net interest income                                                       3,569,855              3,370,616

Provision for loan losses                                                               75,000                 93,750
                                                                                 -------------          -------------
           Net interest income after
             provision for loan losses                                               3,494,855              3,276,866
                                                                                 -------------          -------------
OTHER INCOME
      Wealth management income                                                         218,755                202,254
      Service charges on deposit accounts                                              632,058                471,694
      Other service charges, commissions and fees                                      273,497                221,362
      Other operating income                                                             9,372                 33,042
                                                                                 -------------          -------------
           Total other income                                                        1,133,682                928,352
                                                                                 -------------          -------------
OTHER EXPENSES
      Salaries and employees' benefits                                               1,586,297              1,397,041
      Net occupancy expense of premises                                                208,603                172,358
      Furniture and equipment                                                          291,689                244,659
      Other operating expenses                                                         994,944              1,080,976
                                                                                 -------------          -------------
           Total other expenses                                                      3,081,533              2,895,034
                                                                                 -------------          -------------

           Income before income taxes                                                1,547,004              1,310,184
                                                                                 -------------          -------------

Income tax expense                                                                     456,010                398,646
                                                                                 -------------          -------------

           Net Income                                                            $   1,090,994          $     911,538
                                                                                 =============          =============

EARNINGS PER SHARE, basic                                                        $        0.33          $        0.27
                                                                                 =============          =============

EARNINGS PER SHARE, assuming dilution                                            $        0.32          $        0.26
                                                                                 =============          =============

*DIVIDENDS PER SHARE                                                             $        0.11          $        0.10
                                                                                 =============          =============



*Amounts have been restated to reflect a 100% stock dividend during May 2002.

See accompanying Notes to Consolidated Financial Statements.

             FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (UNAUDITED)
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                                ACCUMULATED
                                                                                  OTHER
                                                   COMMON        RETAINED      COMPREHENSIVE      COMPREHENSIVE
                                                    STOCK        EARNINGS      INCOME (LOSS)          INCOME           TOTAL
                                                --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                      $ 5,244,500   $ 18,685,761      $   227,138                        $ 24,157,399
Comprehensive income:
  Net income                                             --        911,538               --        $   911,538          911,538
  Other comprehensive income net of tax:
    Unrealized holding losses on
     securities available
     for sale, net of deferred income
     taxes of $29,585                                    --             --          (57,429)           (57,429)         (57,429)
                                                                                                   -----------
  Total comprehensive income                             --             --               --        $   854,109               --
                                                                                                   ===========
Cash dividends                                           --      (332,767)               --                            (332,767)
Acquisition of 21,035 shares of common stock       (65,840)      (474,953)               --                            (540,793)
Issuance of common stock                              3,881         11,169                                               15,050
Exercise of stock options                             5,547         37,424               --                              42,971
                                                -------------------------------------------                        -------------
BALANCE, MARCH 31, 2002                         $ 5,188,088   $ 18,838,172      $   169,709                        $ 24,195,969

BALANCE, DECEMBER 31, 2002                      $10,341,726   $ 15,419,307      $   670,132                        $ 26,431,165
Comprehensive income:
  Net income                                             --      1,090,994               --        $ 1,090,994        1,090,994
  Other comprehensive income net of tax:
    Unrealized holding losses on
     securities available
     for sale, net of deferred
     income taxes of $72,735                             --             --         (141,191)          (141,191)        (141,191)
                                                                                                   -----------
  Total comprehensive income                             --             --               --        $   949,803               --
                                                                                                   ===========
Cash dividends                                           --       (362,883)              --                            (362,883)
Acquisition of 9,900 shares of common stock         (30,987)      (123,397)              --                            (154,384)
Issuance of common stock                              3,882          2,405               --                               6,287
Exercise of stock options                            11,055         22,499               --                              33,554
                                                -------------------------------------------                        ------------
BALANCE, MARCH 31, 2003                         $10,325,676   $ 16,048,925      $   528,941                        $ 26,903,542
                                                ===========================================                        ============


See accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                          2003             2002
                                                                      ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                     $  1,090,994    $    911,538
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                   248,363         232,093
            Provision for loan losses                                       75,000          93,750
            (Gain) on sale of premises and equipment                            --          (6,651)
            Net premium amortization of investment securities              217,433          77,422
            Changes in assets and liabilities:
                (Increase) in other assets                                 (78,066)       (291,554)
                Increase (decrease) in other liabilities                   (38,219)         25,713
                                                                      ------------    ------------
                   Net cash provided by operating activities             1,515,505       1,042,311
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturities, calls and principal
            payments of securities available for sale                    8,202,220       2,358,602
       Purchase of securities available for sale                        (4,115,432)     (7,252,296)
       Proceeds from sale of premises and equipment                             --           6,651
       Purchase of premises and equipment                                 (270,146)       (305,045)
       Purchase of BOLI                                                 (5,000,000)             --
       Net (increase) in loans                                         (12,094,242)     (3,667,731)
                                                                      ------------    ------------
                   Net cash (used in) investing activities             (13,277,600)     (8,859,819)
                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in demand deposits, NOW accounts
            and savings accounts                                         5,006,386       6,071,399
       Net increase (decrease) in certificates of deposit                2,817,725        (186,369)
       Proceeds from issuance of capital securities                             --       4,000,000
       Cash dividends paid                                                (363,447)       (318,356)
       Issuance of common stock                                             39,841          58,021
       Acquisition of common stock                                        (154,384)       (540,793)
                                                                      ------------    ------------
                   Net cash provided by financing activities             7,346,121       9,083,902
                                                                      ------------    ------------
                   Increase (decrease) in cash and cash equivalents     (4,415,974)      1,266,394

CASH AND CASH EQUIVALENTS
       Beginning                                                        24,937,080      30,182,031
                                                                      ------------    ------------
       Ending                                                         $ 20,521,106    $ 31,448,425
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for:
            Interest                                                  $  1,075,541    $  1,360,945
                                                                      ============    ============
            Income taxes                                              $         --    $         --
                                                                      ============    ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
       Unrealized (loss) on securities available for sale, net        $   (213,926)   $    (87,014)
                                                                      ============    ============


See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (the "Company") and its subsidiary, The Fauquier Bank. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

         The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results expected for the full year.

2.       SECURITIES

         The amortized cost of securities available for sale, with unrealized gains and losses follows:


                                                        GROSS           GROSS
                                        AMORTIZED     UNREALIZED      UNREALIZED        FAIR
                                          COST          GAINS          (LOSSES)         VALUE
                                      ------------   ------------    ------------    -----------
                                                              March 31, 2003
                                      ----------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                        $ 54,987,050   $    671,673    $        --     $55,658,723
Obligations of states and political
  subdivisions                           1,647,676         69,525             --       1,717,201
Corporate Bonds                          3,048,314         67,374             --       3,115,688
Mutual Funds                             5,095,518             --         (4,044)      5,091,474
Restricted investments:
  Federal Home Loan
    Bank stock                           1,028,900             --             --       1,028,900
  Federal Reserve Bank
    stock                                   72,000             --             --         72,000
 Community Bankers'
  Bank stock                                50,000             --             --         50,000
 FHLMC Preferred
  Bank stock                               487,500             --         (3,000)        484,500
                                      ------------   ------------    -----------     -----------
                                      $ 66,416,958   $    808,572    $    (7,044)    $67,218,486
                                      ============   ============    ===========     ===========

                                                        GROSS           GROSS
                                        AMORTIZED     UNREALIZED      UNREALIZED        FAIR
                                          COST          GAINS          (LOSSES)         VALUE
                                      ------------   ------------    ------------    ------------
                                                           December 31, 2002
                                      -----------------------------------------------------------
Obligations of U.S.
  Government corporations
  and agencies                        $ 58,108,435   $    852,327    $     (3,999)   $ 58,956,763
Obligations of states and political
  subdivisions                           1,648,749         71,974              --       1,720,723
Corporate Bonds                          4,259,676        101,505              --       4,361,181
Mutual Funds                             5,066,023          1,043              --       5,067,066
Restricted investments:
  Federal Home Loan
    Bank stock                           1,028,900             --              --       1,028,900
  Federal Reserve Bank
    stock                                   72,000             --              --          72,000
 Community Bankers'
  Bank stock                                50,000             --              --          50,000
 FHLMC Preferred
  Bank stock                               487,500             --          (7,500)        480,000
                                      ------------   ------------    ------------    ------------
                                      $ 70,721,283   $  1,026,849    $    (11,499)   $ 71,736,633
                                      ============   ============    ============    ============

3.       LOANS

         A summary of the balances of loans follows:

                                                                        MARCH 31,    DECEMBER 31,
                                                                           2003          2002
                                                                     ------------    ------------
                                                                                (Thousands)
Real estate loans:
  Construction                                                       $     13,071    $     10,685
  Secured by farmland                                                       3,605           2,416
  Secured by 1-4 family residential                                        79,515          76,646
  Other real estate loans                                                  64,242          62,030
Commercial and industrial loans (except those secured by real estate)      21,265          20,386
Consumer installment loans                                                 36,488          35,397
All other loans                                                            10,699           9,186
                                                                     ------------    ------------
             Total loans                                             $    228,885    $    216,746
Less:  Unearned income                                                        164             138
          Allowance for loan losses                                         3,004           2,910
                                                                     ------------    ------------
             Net loans                                               $    225,717    $    213,698
                                                                     ============    ============

         Analysis of the allowance for loan losses follows:

                                       THREE MONTHS THREE MONTHS   TWELVE MONTHS
                                          ENDING       ENDING         ENDING
                                         MARCH 31,   MARCH 31,     DECEMBER 31,
                                           2003        2002            2002
                                         -------      -------        -------
                                               (Thousands)
Balance at beginning of period           $ 2,910      $ 2,857        $ 2,857
Provision charged to operating expense        75           94            346
Recoveries added to the allowance             76            7             48
Loan losses charged to the allowance         (57)         (61)          (341)
                                         -------      -------        -------
Balance at end of period                 $ 3,004      $ 2,897        $ 2,910
                                         =======      =======        =======



Nonperforming assets consist of the following:
                                                      MARCH 31,    DECEMBER 31,
                                                        2003           2002
                                                      -------        -------
                                                           (Thousands)
Nonaccrual loans                                      $   908        $   850
Restructured loans                                         --             --
                                                      -------        -------
             Total non-performing loans
                                                          908            850
Foreclosed real estate                                     --             --
                                                      -------        -------
             Total non-performing assets              $   908        $   850
                                                      =======        =======

         Total loans past due 90 days or more and still accruing interest totaled $445,000 on March 31, 2003 and $244,000 on December 31, 2002,
         respectively.

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

                                                                 THREE MONTHS                   THREE MONTHS
                                                                    ENDING                          ENDING
                                                                MARCH 31 2003                   MARCH 31, 2002
                                                          -------------------------         ----------------------
                                                                          PER SHARE                       PER SHARE
                                                           SHARES           AMOUNT          SHARES          AMOUNT
                                                          ---------       ---------       ---------        --------
         Basic earnings per share                         3,298,938       $    0.33       3,339,106        $   0.27
                                                                          =========                        ========
         Effect of dilutive securities, stock options       163,734                         122,900
                                                          ---------                       ---------
         Diluted earnings per share                       3,462,672       $    0.32       3,462,006        $   0.26
                                                          =========       =========       =========        ========


6.       STOCK-BASED COMPENSATION

         At March 31, 2003, the Corporation has a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the Corporation had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.
                                                        MARCH 31,    MARCH 31,
                                                           2003         2002
                                                       -----------   ---------

Net income, as reported                                $ 1,090,994   $ 911,538
Deduct:  total stock-based employee compensation
  expense determined based on fair value
  method of awards, net of tax                             (40,547)    (61,669)
                                                       -----------   ---------
Pro forma net income                                   $ 1,050,447   $ 849,869
                                                       ===========   =========
Earnings per share:
  Basic - as reported                                  $      0.33   $    0.27
                                                       ===========   =========
  Basic - pro forma                                    $      0.32   $    0.25
                                                       ===========   =========
  Diluted - as reported                                $      0.32   $    0.26
                                                       ===========   =========
  Diluted - pro forma                                  $      0.30   $    0.25
                                                       ===========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information and the financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "may," "will" or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including the policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,298,938 shares of common stock, par value $3.13 per share, held by approximately 390 shareholders of record on March 31, 2003.

TFB has seven full-service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Manassas and New Baltimore. The executive offices of Bankshares and the main branch office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. In April 2003, TFB purchased real estate in Bealeton, Virginia, and subject to receipt of required governmental and regulatory approvals, plans to open its eighth full-service branch office in Bealeton during the latter half of 2003.

TFB provides a range of consumer and commercial banking services to individuals, businesses, and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The basic services offered by TFB include: demand interest bearing and non-interest bearing deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit and check cards, cash management, direct deposits, notary services, night depository, traveler's checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail and telephone. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. TFB provides automated teller machine (ATM) cards, as a part of the Star and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

TFB operates a Wealth Management Services division that began with the granting of trust powers to TFB in 1919. The Wealth Management Services division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. TFB through its subsidiary Fauquier Bank Services, Inc. has an equity ownership interest in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Investments Group, LLC, a full service broker/dealer. Bankers Insurance consists of a consortium of 56 Virginia community bank owners, and Bankers Investments Group is owned by 28 Virginia community banks. TFB recognized an equity investment gain of $14,000 for Bankers Insurance during the first quarter of 2003, but a loss of $32,000 for Bankers Investments Group related to the start-up expenses.

The revenues of TFB are primarily derived from interest on, and fees received in connection with, real estate, commercial and consumer loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for TFB's lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities, and advance borrowings from the Federal Home Loan Bank ("FHLB") of Atlanta. The principal expenses of TFB are the interest paid on deposits and borrowings, and operating and general administrative expenses.

TFB's general market area principally includes Fauquier and western Prince William counties, and is located approximately fifty (50) miles southwest of Washington, D.C.

CRITICAL ACCOUNTING POLICIES

GENERAL. Bankshares' financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in our estimates. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-to-4 family mortgage loans, installment loans, other consumer loans, as well as outstanding loan commitments. Also, a formula allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. We also consider trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The formula allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

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

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

NET INCOME. Net income for the three months ended March 31, 2003 was $1.1 million or $0.32 per diluted share compared with $912,000 or $0.26 per diluted share for the three months ended March 31, 2002. The 19.7% increase in net income for the three-month period was primarily due to the increase in net interest income and other income.

NET INTEREST INCOME. Net interest income increased $199,000 or 5.9% to $3.6 million for the three months ended March 31, 2003 compared with $3.4 million for the three months ended March 31, 2002. The net interest margin, computed on a tax equivalent basis, for the March 2003 quarter was 4.96% compared with 5.19% for the same quarter one year earlier. The decrease in the net interest margin can be primarily attributed to the declining interest rate environment, and the corresponding reduction in the average rate on earning assets, which declined on a tax equivalent basis to 6.36% for the quarter ended March 31, 2003, from 7.24% for the quarter ended March 31, 2002.

Average interest-earning assets grew 11.4% to $293.8 million for the first quarter of 2003 compared with $263.7 million for the first quarter of 2002. Total interest income decreased $112,000 or 2.4% to $4.6 million for the three months ended March 31, 2003, compared to $4.7 million for the three months ended March 31, 2002, primarily as a result of the declining interest rate environment and its effect on the yield on interest-earning assets. Interest and fees on loans decreased $247,000, or 5.9% to $4.0 million for the March 2003 quarter. Average loans outstanding totaled $221.6 million and earned 7.31% on a tax-equivalent basis for the quarter ended March 31, 2003, compared with $213.2 million and 8.02%, respectively, for the quarter ended March 31, 2002. Investment securities income increased $176,000 or 40.7%, while interest on federal funds sold decreased $40,000 or 93.0%. Investment securities and federal funds sold averaged $71.0 million and $1.1 million, respectively, for the first quarter of 2003 compared with $39.4 million and $11.1 million for the same quarter one year earlier. The yield on investment securities and federal funds was 3.93% on a tax-equivalent basis for the first quarter of 2003, compared with 3.93% for the first quarter of 2002.

Total interest expense decreased $311,000 or 23.4% to $1.02 million for the three months ended March 31, 2003 from $1.33 million for the three months ended March 31, 2002. Average interest-bearing liabilities grew 11.9% to $237.4 million for the first quarter of 2003 compared with $212.1 million for the first quarter of 2002, while the average cost on interest-bearing liabilities decreased to 1.74% from 2.54% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the declining interest rate environment. Average certificates of deposit balances for the first quarter of 2003 were $72.2 million at an average cost of 2.88%, compared with $68.8 million at an average cost of 4.32% for the same quarter one year earlier. Average FHLB of Atlanta advances were $15.0 million at an average cost of 4.64% for both the first quarter of 2003 and 2002.

Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans and mortgage-backed securities, the reinvestment strategy for loan and mortgage-backed security prepayments, the overall volume of interest-earning assets and interest-bearing liabilities, and other factors. One trend that resulted from the decrease in market interest rates that began in early 2001 and continued throughout 2002 and into 2003 has been the increase in the magnitude of loan and mortgage-backed security prepayments and the reduced yield on the reinvestment of the prepayment proceeds. The continuation of this trend may cause downward pressure on the net interest margin in future periods. The monitoring and management of net interest income is the responsibility of TFB's Asset and Liability Management Committee ("ALCO"). ALCO meets no less than once a month, and is comprised of TFB's senior management.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $75,000 and $94,000 for the three months ended March 31, 2003 and 2002, respectively. The respective amounts of the provision for loan losses were determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income increased by $205,000 or 22.1% from $928,000 for the three months ended March 31, 2002 to $1.13 million for the three months ended March 31, 2003, primarily due to the increase in service charge income on deposit accounts and the increase of estate fees within TFB's Wealth Management Services division. Service charges on deposit accounts increased $160,000, or 34.0% to $632,000 for the quarter ended March 31, 2003, compared with $472,000 for the same quarter one year earlier. A major factor in the increase in service charges on deposit accounts was the impact of TFB's average demand deposit base increasing 17.8% from $45.5 million for the March 31, 2002 quarter to $53.6 million for the March 31, 2003 quarter.

TOTAL OTHER EXPENSES. Total other expenses increased 6.4% or $186,000 to $3.08 million for the three months ended March 31, 2003, compared with $2.90 million for the three months ended March 31, 2002. Salary and benefit expenses increased $189,000, or 13.5% from the March 2002 quarter to the March 2003 quarter. The primary factors causing the increase in salary and benefit expense were increases in the defined-benefit pension plan and medical insurance expense, and the customary annual salary increases. Occupancy and furniture and equipment expenses also increased over the same time period by $36,000 and $47,000, respectively. The increase in occupancy expense primarily reflects the increased snow removal expenses resulting from the severe winter of January through March 2003 compared to the same period in 2002. The increase in furniture and equipment expenses primarily reflects increases in the maintenance and depreciation of computer software. Other operating expenses decreased $86,000 or 8.0% largely due to a decline in marketing expense. During the first quarter of 2002, TFB celebrated its centennial anniversary year, which added approximately $42,000 to the 2002 marketing expenses. These centennial expenses did not reoccur in the first quarter of 2003.

COMPARISON OF MARCH 31, 2003 AND DECEMBER 31, 2002 FINANCIAL CONDITION

Assets totaled $329.8 million at March 31, 2003, an increase of 2.6% or $8.3 million from $321.5 million at December 31, 2002. Balance sheet categories reflecting significant changes include loans, federal funds sold, securities, other assets, and deposits. Each of these categories is discussed below.

LOANS. Net loans were $225.7 million at March 31, 2003, which is an increase of $12.0 million or 5.6% from $213.7 million at December 31, 2002. The growth in total loans is primarily attributable to the increases in construction and land development loans of $2.4 million, increases in mortgage loans on commercial real estate of $2.2 million, and increases in mortgage loans on 1-to-4 family residential real estate of $2.7 million.

FEDERAL FUNDS SOLD. Federal funds sold were $48,000 at March 31, 2003, compared with $4.9 million at December 31, 2002, representing a decrease of $4.85 million. The decrease in federal funds sold reflects the funding of the bank-owned life insurance ("BOLI") investment, as well as the funding of loan growth during the quarter.

SECURITIES. Investment securities decreased $4.5 million from December 31, 2002 to March 31, 2003. This decrease reflects the contractual repayment and prepayment of principal on government agency and private-issue securities collateralized by residential mortgage loans.

OTHER ASSETS. Other assets increased $4.9 million from December 31, 2002 to March 31, 2003. On February 28, 2003, TFB purchased $5 million of bank-owned life insurance ("BOLI") policies on certain key executives. BOLI is recorded at its cash surrender value, or the amount that can be realized. At March 31, 2003, the cash surrender value of BOLI was $5,022,000.

DEPOSITS. On March 31, 2003, total deposits were $281.5 million, reflecting an increase of $7.8 million or 2.9% from $273.7 million at December 31, 2002. The growth was primarily attributable to growth in interest-bearing deposits, which increased $10.5 million, while non-interest-bearing deposits decreased $2.7 million. Many factors may have contributed to the increase in interest-bearing deposits, including the outflow of funds from the equity investment markets into bank deposits.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $26.9 million at March 31, 2003 compared to $26.4 million at December 31, 2002, an increase of $472,000, or 1.8%. During the three months ended March 31, 2003, shareholders' equity was reduced by $154,000 due to the repurchase of 9,900 shares of Bankshares' common stock.

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

Non-performing loans totaled approximately $908,000, or .40% of total loans at March 31, 2003, as compared with $850,000, or .39% of total loans at December 31, 2002, and $867,000, or .41% of total loans at March 31, 2002. Non-performing loans as a percentage of the allowance for loan losses were 30.2%, 29.2%, and 29.9% at March 31, 2003, December 31, 2002, and March 31, 2002, respectively.

Loans that are 90 days past due and accruing interest totaled $445,000 and $244,000 at March 31, 2003 and December 31, 2002, respectively. No loss is anticipated on these loans.

There are no loans, other than those disclosed above as either non-performing or impaired, where known information about the borrower has caused management to have serious doubts about the borrower's ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. To management's knowledge, no concentration of loans to borrowers engaged in similar activities exceeds 10% of total loans.

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $20.5 million at March 31, 2003. These assets provide the primary source of liquidity for TFB. In addition, management has designated the investment securities portfolio, totaling $67.2 million, as available for sale, and TFB has a line of credit with the FHLB of Atlanta to provide additional sources of liquidity. The FHLB of Atlanta line of credit had a borrowing limit of approximately $52.7 million at March 31, 2003, of which $15.0 million was in use.

CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and TFB to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of March 31, 2003 that Bankshares and TFB more than satisfy all capital adequacy requirements to which they are subject.

Bankshares and TFB exceeded their regulatory capital ratios as of March 31, 2003, as set forth in the following table:

                                                                                                MINIMUM TO BE WELL
(Amount in thousands except ratios)                                                              CAPITALIZED UNDER
                                                                     MINIMUM CAPITAL             PROMPT CORRECTIVE
                                              ACTUAL                   REQUIREMENT               ACTION PROVISIONS
                                      -----------------------    ------------------------    --------------------------
AS OF MARCH 31, 2003:                  AMOUNT        RATIO        AMOUNT         RATIO         AMOUNT          RATIO
                                      ----------    ---------    ----------    ----------    ------------    ----------
Total Capital (to Risk-Weighted
        Assets):
        Consolidated                  $32,398         15.00%     $17,443           8.00%         N/A             N/A
        The Fauquier Bank             $33,111         15.04%     $17,612           8.00%       $22,015          10.00%

Tier 1 Capital (to Risk-Weighted
         Assets):
         Consolidated                 $29,969         13.75%     $ 8,721           4.00%         N/A             N/A
         The Fauquier Bank            $30,356         13.79%     $ 8,805           4.00%       $13,208           6.00%

Tier 1 Capital (to Average
         Assets):
         Consolidated                 $29,969          9.34%     $12,839           4.00%         N/A             N/A
         The Fauquier Bank            $30,356          9.46%     $12,834           4.00%       $16,043           5.00%


RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements since the filing of Bankshares' report on Form 10-K for the fiscal year ended December 31, 2002.

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

TFB uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods. Management believes that interest rate risk is best measured by simulation modeling. The earning simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions.

TFB monitors exposure to instantaneous change in market rates of up to 200 basis points up or down. TFB's policy limit for the maximum negative impact on net interest income and change in the economic value of equity resulting from instantaneous change in market interest rates of 200 basis points is 15% and 35%, respectively. Management has maintained a risk position well within these guideline levels during the first quarter of 2003.

There have been no material changes in market risk since the 2002 year end.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Bankshares that file periodic reports under the Exchange Act are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

                                          FAUQUIER BANKSHARES, INC.
                                              (REGISTRANT)





Dated: May 14, 2003                       /s/ C. Hunton Tiffany
                                          ----------------------------------
                                          C. Hunton Tiffany
                                          President and Chief Executive Officer

Dated: May 14, 2003                       /s/ Eric P. Graap
                                          -----------------------------------
                                          Eric P. Graap
                                          Senior Vice President and Chief
                                          Financial Officer


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

Dated: May 14,  2003                        /s/ C. Hunton Tiffany
                                            ---------------------------------
                                                C. Hunton Tiffany
                                                President and Chief Executive
                                                   Officer

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

         Dated: May 14, 2003                   /s/  Eric Graap
                                               ---------------------------------
                                                    Eric P. Graap
                                                    Senior Vice President and
                                                     Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

I, C. Hunton Tiffany, as the President and Chief Executive Officer of Fauquier Bankshares, Inc., certify that the Quarterly Report on Form 10-Q for the period ended March 31, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Fauquier Bankshares, Inc. at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.

/s/ C. Hunton Tiffany                                     Dated:  May 14, 2003
-----------------------------------------
    C. Hunton Tiffany
    President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

I, Eric P. Graap, as Senior Vice President and Chief Financial Officer of Fauquier Bankshares, Inc., certify that the Quarterly Report on Form 10-Q for the period ended March 31, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Fauquier Bankshares, Inc. at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.

/s/  Eric P. Graap                                          Dated:  May 14, 2003
------------------------------------------------------
     Eric P. Graap
     Senior Vice President and Chief Financial Officer