Form 10-Q
period 2003-06-30
FAUQUIER BANKSHARES INC
filed 2003-08-14
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

                                 --------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 2-25805

                            FAUQUIER BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

              VIRGINIA                                    54-1288193
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

      10 COURTHOUSE SQUARE
       WARRENTON, VIRGINIA                                  20186
(Address of principal executive offices)                 (Zip Code)

                                 (540) 347-2700
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) Yes        No  X
                                               ---       ---

     As of August 9, 2003, the latest practicable date for determination, 3,317,620 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

                            FAUQUIER BANKSHARES, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION
                                                                            Page

   Item 1.   Financial Statements                                             1

             Consolidated Balance Sheets as of June 30, 2003
             (unaudited) and December 31, 2002                                1

             Consolidated Statements of Income (unaudited) for
             the Three Months Ended June 30, 2003 and 2002                    2

             Consolidated Statements of Income (unaudited) for
             the Six Months Ended June 30, 2003 and 2002                      3

             Consolidated Statements of Changes in Shareholders'
             Equity (unaudited) for the Six Months Ended
             June 30, 2003 and 2002                                           4

             Consolidated Statements of Cash Flows (unaudited)
             for the Six Months Ended June 30, 2003 and 2002                  5

             Notes to Consolidated Financial Statements                       6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10

   Item 3.   Quantitative and Qualitative Disclosures
             About Market Risk                                               20

   Item 4.   Controls and Procedures                                         21

Part II. OTHER INFORMATION                                                   21

   Item 1.   Legal Proceedings                                               21

   Item 2.   Changes in Securities and Use of Proceeds                       21

   Item 3.   Defaults Upon Senior Securities                                 21

   Item 4.   Submission of Matters to a Vote of Security Holders             21

   Item 5.   Other Information                                               22

   Item 6.   Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                   23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                JUNE 30, 2003      DECEMBER 31, 2002
                                                                                -------------      -----------------
ASSETS
Cash and due from banks                                                         $ 15,308,466        $ 19,824,120
Interest-bearing deposits in other banks                                             386,233             212,960
Federal funds sold                                                                21,059,000           4,900,000
Securities, at fair value                                                         65,754,176          71,736,633
Loans, net of allowance for loan losses of $3,120,527
  in 2003 and $2,909,607 in 2002                                                 247,959,307         213,697,948
Bank premises and equipment, net                                                   7,844,050           6,468,205
Accrued interest receivable                                                        1,967,700           1,739,638
Other assets                                                                       8,188,266           2,919,978
                                                                                ------------        ------------
              Total assets                                                      $368,467,198        $321,499,482
                                                                                ============        ============

LIABILITIES
Deposits:
  Noninterest-bearing                                                           $ 86,356,707        $ 60,181,808
  Interest-bearing                                                               233,186,952         213,486,663
                                                                                ------------        ------------
     Total deposits                                                             $319,543,659        $273,668,471
Federal Home Loan Bank advances                                                   15,000,000          15,000,000
Company-obligated mandatorily redeemable capital securities                        4,000,000           4,000,000
Dividends payable                                                                    397,337             363,447
Other liabilities                                                                  2,147,930           2,036,399
Commitments and contingent liabilities                                                    --                  --
                                                                                ------------        ------------
              Total liabilities                                                 $341,088,926        $295,068,317
                                                                                ============        ============

SHAREHOLDERS' EQUITY
Common stock, par value, $3.13; authorized 8,000,000 shares;
  issued and outstanding, 2003, 3,311,144 shares; 2002, 3,304,066 shares          10,363,881          10,341,726
Retained earnings                                                                 16,651,977          15,419,307
Accumulated other comprehensive income                                               362,414             670,132
                                                                                ------------        ------------
              Total shareholders' equity                                        $ 27,378,272        $ 26,431,165
                                                                                ------------        ------------
              Total liabilities and shareholders' equity                        $368,467,198        $321,499,482
                                                                                ============        ============


See accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                        2003              2002
                                                                     ----------        ----------
INTEREST INCOME
     Interest and fees on loans                                      $4,126,471        $4,345,051
     Interest and dividends on securities available for sale:
        Taxable interest income                                         378,356           488,559
        Interest income exempt from federal income taxes                 18,375            28,180
        Dividends                                                        61,894            34,181
     Interest on federal funds sold                                      33,599            57,797
     Interest on deposits in other banks                                    267               340
                                                                     ----------        ----------
        Total interest income                                         4,618,962         4,954,108
                                                                     ----------        ----------

INTEREST EXPENSE
     Interest on deposits                                               805,018         1,126,095
     Interest on Federal Home Loan Bank advances                        175,807           175,807
     Distribution on capital securities of subsidiary trust              49,257            56,467
                                                                     ----------        ----------
        Total interest expense                                        1,030,082         1,358,369
                                                                     ----------        ----------

        Net interest income                                           3,588,880         3,595,739

Provision for loan losses                                               155,000            93,750
                                                                     ----------        ----------
        Net interest income after
          provision for loan losses                                   3,433,880         3,501,989
                                                                     ----------        ----------

OTHER INCOME
     Wealth management income                                           216,020           129,348
     Service charges on deposit accounts                                620,381           483,357
     Other service charges, commissions and fees                        368,936           254,992
     Other operating income                                              10,378             9,517
                                                                     ----------        ----------
        Total other income                                            1,215,715           877,214
                                                                     ----------        ----------

OTHER EXPENSES
     Salaries and employees' benefits                                 1,585,051         1,373,564
     Net occupancy expense of premises                                  206,418           173,714
     Furniture and equipment                                            292,577           245,412
     Other operating expenses                                         1,216,197         1,169,974
                                                                     ----------        ----------
        Total other expenses                                          3,300,243         2,962,664
                                                                     ----------        ----------
        Income before income taxes                                    1,349,352         1,416,539
                                                                     ----------        ----------
Income tax expense                                                      403,154           444,291
                                                                     ----------        ----------
        Net Income                                                   $  946,198        $  972,248
                                                                     ==========        ==========
EARNINGS PER SHARE, basic                                            $     0.28        $     0.29
                                                                     ==========        ==========
EARNINGS PER SHARE, assuming dilution                                $     0.27        $     0.28
                                                                     ==========        ==========
DIVIDENDS PER SHARE                                                  $     0.12        $     0.10
                                                                     ==========        ==========


See accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                              2003         2002
                                                                        ----------   ----------
INTEREST INCOME
     Interest and fees on loans                                         $8,104,995   $8,571,019
     Interest and dividends on securities available for sale:
        Taxable interest income                                            908,382      858,274
        Interest income exempt from federal income taxes                    38,037       62,465
        Dividends                                                          121,347       63,067
     Interest on federal funds sold                                         36,739      101,106
     Interest on deposits in other banks                                       728        1,586
                                                                        ----------   ----------
        Total interest income                                            9,210,228    9,657,517
                                                                        ----------   ----------
INTEREST EXPENSE
     Interest on deposits                                                1,597,173    2,281,907
     Interest on federal funds purchased                                     5,381           --
     Interest on Federal Home Loan Bank advances                           349,682      349,682
     Distribution on capital securities of subsidiary trust                 99,257       59,573
                                                                        ----------   ----------
        Total interest expense                                           2,051,493    2,691,162
                                                                        ----------   ----------

        Net interest income                                              7,158,735    6,966,355

Provision for loan losses                                                  230,000      187,500
                                                                        ----------   ----------

        Net interest income after
          provision for loan losses                                      6,928,735    6,778,855
                                                                        ----------   ----------

OTHER INCOME
     Wealth management income                                              434,775      331,602
     Service charges on deposit accounts                                 1,252,439      955,051
     Other service charges, commissions and fees                           642,433      476,354
     Other operating income                                                 19,750       42,559
                                                                        ----------   ----------
        Total other income                                               2,349,397    1,805,566
                                                                        ----------   ----------

OTHER EXPENSES
     Salaries and employees' benefits                                    3,171,348    2,770,605
     Net occupancy expense of premises                                     415,021      346,072
     Furniture and equipment                                               584,266      490,071
     Other operating expenses                                            2,211,141    2,250,950
                                                                        ----------   ----------
        Total other expenses                                             6,381,776    5,857,698
                                                                        ----------   ----------

        Income before income taxes                                       2,896,356    2,726,723
                                                                        ----------   ----------

Income tax expense                                                         859,164      842,937
                                                                        ----------   ----------

        Net Income                                                      $2,037,192   $1,883,786
                                                                        ==========   ==========

EARNINGS PER SHARE, basic                                               $     0.61   $     0.56
                                                                        ==========   ==========

EARNINGS PER SHARE, assuming dilution                                   $     0.59   $     0.54
                                                                        ==========   ==========

DIVIDENDS PER SHARE                                                     $     0.23   $     0.20
                                                                        ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                                  ACCUMULATED         OTHER
                                                  COMMON          RETAINED       COMPREHENSIVE    COMPREHENSIVE
                                                  STOCK           EARNINGS       INCOME (LOSS)       INCOME           TOTAL
                                               --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                     $  5,244,500     $ 18,685,761     $    227,138                      $ 24,157,399
Comprehensive income:
  Net income                                             --        1,883,786               --     $  1,883,786        1,883,786
  Other comprehensive income net of tax:
    Unrealized holding losses on securities
      available for sale, net of deferred
      income taxes of $183,110                           --               --          355,449          355,449          355,449
                                                                                                  ------------
  Total comprehensive income                             --               --               --     $  2,239,235               --
                                                                                                  ============
100% Stock Dividend                               5,185,020       (5,185,020)
Cash dividends                                           --         (662,818)              --                          (662,818)
Acquisition of 23,135 shares of common stock        (72,413)        (525,080)              --                          (597,493)
Issuance of common stock                              5,547           37,424                                             42,971
Exercise of stock options                             7,387           17,463               --                            24,850
                                               ----------------------------------------------                      ------------
BALANCE, JUNE 30, 2002                         $ 10,370,041     $ 14,251,516     $    582,587                      $ 25,204,144

BALANCE, DECEMBER 31, 2002                     $ 10,341,726     $ 15,419,307     $    670,132                      $ 26,431,165
Comprehensive income:
  Net income                                             --        2,037,192               --     $  2,037,192        2,037,192
  Other comprehensive income net of tax:
    Unrealized holding losses on securities
      available for sale, net of deferred
      income taxes of $158,521                           --               --         (307,718)        (307,718)        (307,718)
                                                                                                  ------------
  Total comprehensive income                             --               --               --     $  1,729,474               --
                                                                                                  ============
Cash dividends                                                                                                         (760,220)
                                                         --         (760,220)              --
Acquisition of 9,900 shares of common stock         (30,987)        (123,397)              --                          (154,384)
Issuance of common stock                             26,480           19,850               --                            46,330
Exercise of stock options                            26,662           59,245               --                            85,907
           ----------------------------------------------------------------------------------                      ------------
BALANCE, JUNE 30, 2003                         $ 10,363,881     $ 16,651,977     $    362,414                      $ 27,378,272
                                               ==============================================                      ============


See accompanying Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                                                     2003                 2002
                                                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                                                            $  2,037,192         $  1,883,786
           Adjustments to reconcile net income to net
             cash provided by operating activities:
                       Depreciation                                                                   504,312              462,058
                       Provision for loan losses                                                      230,000              187,500
                       (Gain) on sale of premises and equipment                                            --               (6,651)
                       Net premium amortization of investment securities                              452,803              155,021
                       Changes in assets and liabilities:
                           (Increase) in other assets                                                (337,934)            (235,279)
                           Increase (decrease) in other liabilities                                   111,531             (151,437)
                                                                                                 ------------         ------------
                                         Net cash provided by operating activities                  2,997,904            2,294,998
                                                                                                 ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Proceeds from maturities, calls and principal
                       payments of securities available for sale                                   23,295,390            4,309,118
           Purchase of securities available for sale                                              (18,231,870)         (22,996,469)
           Proceeds from sale of premises and equipment                                                    --                6,651
           Purchase of premises and equipment                                                      (1,880,157)            (686,710)
           Purchase of Bank-Owned Life Insurance                                                   (5,000,000)                  --
           Net (increase) in loans                                                                (34,491,359)          (7,309,934)
                                                                                                 ------------         ------------
                                         Net cash (used in) investing activities                  (36,307,996)         (26,677,344)
                                                                                                 ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Net increase in demand deposits, NOW accounts
                       and savings accounts                                                        34,292,453           16,767,173
           Net increase in certificates of deposit                                                 11,582,735            1,782,422
           Proceeds from issuance of capital securities                                                    --            4,000,000
           Cash dividends paid                                                                       (726,330)            (649,863)
           Issuance of common stock                                                                   132,237               67,821
           Acquisition of common stock                                                               (154,384)            (597,493)
                                                                                                 ------------         ------------
                                         Net cash provided by financing activities                 45,126,711           21,370,060
                                                                                                 ------------         ------------
                                         Increase (decrease) in cash and cash equivalents          11,816,619           (3,012,286)

CASH AND CASH EQUIVALENTS
           Beginning                                                                               24,937,080           30,182,031
                                                                                                 ------------         ------------
           Ending                                                                                $ 36,753,699         $ 27,169,745
                                                                                                 ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
           Cash payments for:
                       Interest                                                                  $  2,071,631         $  2,739,787
                                                                                                 ============         ============
                       Income taxes                                                              $    641,000         $    624,000
                                                                                                 ============         ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
           Unrealized gain (loss) on securities available for sale, net                          $   (466,239)        $    538,559
                                                                                                 ============         ============


See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (the "Company") and its subsidiary, The Fauquier Bank. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2003 and December 31, 2002; the results of operations for the three and six months ended June 30, 2003 and 2002; and the cash flows for the six months ended June 30, 2003 and 2002.

     The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results expected for the full year.

2.   SECURITIES

     The amortized cost of securities available for sale, with unrealized gains and losses follows:

                                                                       GROSS                GROSS
                                                 AMORTIZED           UNREALIZED           UNREALIZED              FAIR
                                                   COST                GAINS               (LOSSES)              VALUE
                                                ------------        ------------         ------------         ------------
                                                                              June 30, 2003
                                                --------------------------------------------------------------------------
     Obligations of U.S.
       Government corporations
       and agencies                             $ 54,105,792        $    416,930         $         --         $ 54,522,722
     Obligations of states and political
       subdivisions                                1,536,590              98,526                   --            1,635,116
     Corporate Bonds                               1,999,635              42,805                   --            2,042,440
     Mutual Funds                                  5,123,143                  --               (4,045)           5,119,098
     Other                                         1,000,000                  --                   --            1,000,000
     Restricted investments:
        Federal Home Loan
          Bank stock                                 830,300                  --                   --              830,300
        Federal Reserve Bank
         stock                                        72,000                  --                   --               72,000
       Community Bankers'
         Bank stock                                   50,000                  --                   --               50,000
     FHLMC Preferred
       Bank stock                                    487,500                  --               (5,000)             482,500
                                                ------------        ------------         ------------         ------------
                                                $ 65,204,960        $    558,261         $     (9,045)        $ 65,754,176
                                                ============        ============         ============         ============

                                                                       GROSS                GROSS
                                                 AMORTIZED           UNREALIZED           UNREALIZED              FAIR
                                                   COST                GAINS               (LOSSES)              VALUE
                                                ------------        ------------         ------------         ------------
                                                                           December 31, 2002
                                                --------------------------------------------------------------------------
     Obligations of U.S.
       Government corporations
       and agencies                             $ 58,108,435        $    852,327         $     (3,999)        $ 58,956,763
     Obligations of states and political
       subdivisions                                1,648,749              71,974                   --            1,720,723
     Corporate Bonds                               4,259,676             101,505                   --            4,361,181
     Mutual Funds                                  5,066,023               1,043                   --            5,067,066
     Restricted investments:
        Federal Home Loan
          Bank stock                               1,028,900                  --                   --            1,028,900
        Federal Reserve Bank
         stock                                        72,000                  --                   --               72,000
       Community Bankers'
         Bank stock                                   50,000                  --                   --               50,000
     FHLMC Preferred
       Bank stock                                    487,500                  --               (7,500)             480,000
                                                ------------        ------------         ------------         ------------
                                                $ 70,721,283        $  1,026,849         $    (11,499)        $ 71,736,633
                                                ============        ============         ============         ============

3.   LOANS

     A summary of the balances of loans follows:

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2003             2002
                                                                                  --------      -------------
                                                                                        (Thousands)
     Real estate loans:
       Construction                                                               $ 14,165        $ 10,685
       Secured by farmland                                                           3,243           2,416
       Secured by 1-4 family residential                                            87,932          76,646
       Other real estate loans                                                      69,632          62,030
     Commercial and industrial loans (except those secured by real estate)          25,967          20,386
     Consumer installment loans                                                     38,862          35,397
     All other loans                                                                11,375           9,186
                                                                                  --------        --------
                                              Total loans                         $251,176        $216,746
     Less:  Unearned income                                                             96             138
               Allowance for loan losses                                             3,121           2,910
                                                                                  --------        --------
                                              Net loans                           $247,959        $213,698
                                                                                  ========        ========

     Analysis of the allowance for loan losses follows:

                                                   SIX MONTHS      SIX MONTHS   TWELVE MONTHS
                                                     ENDING          ENDING        ENDING
                                                    JUNE 30,         JUNE 30,    DECEMBER 31,
                                                      2003             2002        2002
                                                   ----------      ----------   -------------
                                                                  (Thousands)
     Balance at beginning of period                $ 2,910         $ 2,857         $ 2,857
     Provision charged to operating expense            230             188             346
     Recoveries added to the allowance                 101              17              48
     Loan losses charged to the allowance             (120)           (100)           (341)
                                                   -------         -------         -------
     Balance at end of period                      $ 3,121         $ 2,962         $ 2,910
                                                   =======         =======         =======

     Nonperforming assets consist of the following:


                                                    JUNE 30,   DECEMBER 31,
                                                      2003         2002
                                                    --------   ------------
                                                         (Thousands)
     Nonaccrual loans                               $1,004        $  850
     Restructured loans                                 --            --
                                                    ------        ------
                 Total non-performing loans          1,004           850
     Foreclosed real estate                             --            --
                                                    ------        ------
                 Total non-performing assets        $1,004        $  850
                                                    ======        ======

     Total loans past due 90 days or more and still accruing interest totaled $265,000 on June 30, 2003 and $244,000 on December 31, 2002, respectively.

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

                                                               THREE MONTHS            SIX MONTHS               SIX MONTHS
                                                                  ENDING                  ENDING                   ENDING
                                                              JUNE 30, 2003           JUNE 30, 2003            JUNE 30, 2002
                                                                      PER SHARE                PER SHARE                PER SHARE
                                                          SHARES        AMOUNT     SHARES        AMOUNT      SHARES      AMOUNT
                                                         ---------    ---------   ---------    ---------   ---------    ---------
     Basic earnings per share                            3,307,058    $   0.28    3,304,165    $   0.61    3,338,613    $   0.56
                                                                      ========                 ========                 ========
     Effect of dilutive securities, stock options          168,622                  166,178                  142,880
                                                         ---------                ---------                ---------
     Diluted earnings per share                          3,475,680    $   0.27    3,470,343    $   0.59    3,481,493    $   0.54
                                                         =========    ========    =========    ========    =========    =========

6.   STOCK-BASED COMPENSATION

     The Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the Company had the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", been applied to stock-based compensation.

                                                              June 30             June 30
                                                               2003                 2002
                                                            -----------         -----------
     Net income , as reported                               $ 2,037,192         $ 1,883,786
     Deduct:  total stock-based employee compensation
       expense determined based on fair value
       method of awards, net of tax                         $   (82,802)        $  (197,787)
                                                            -----------         -----------
     Pro forma net income                                   $ 1,954,390         $ 1,685,999
                                                            ===========         ===========
     Earnings per share:
       Basic - as reported                                  $      0.61         $      0.56
                                                            -----------         -----------
       Basic - pro forma                                    $      0.59         $      0.50
                                                            -----------         -----------
       Diluted - as reported                                $      0.59         $      0.54
                                                            -----------         -----------
       Diluted - pro forma                                  $      0.56         $      0.48
                                                            -----------         -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information and the financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "may," "will" or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including the policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"), a Virginia state-chartered bank that commenced operations in 1902. Bankshares engages in its business through TFB and has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,311,144 shares of common stock, par value $3.13 per share, held by approximately 390 shareholders of record on June 30, 2003.

TFB has seven full-service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Manassas and New Baltimore. The executive offices of Bankshares and the main branch office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. In April 2003, TFB purchased real estate in Bealeton, Virginia, and subject to receipt of required governmental and regulatory approvals, plans to open its eighth full-service branch office in Bealeton during the second half of 2003.

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

TFB operates a Wealth Management Services division that began with the granting of trust powers to TFB in 1919. The Wealth Management Services division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. TFB through its subsidiary Fauquier Bank Services, Inc., has an equity ownership interest in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Investments Group, LLC, a full service broker/dealer. Bankers Insurance consists of a consortium of 56 Virginia community bank owners, and Bankers Investments Group is owned by 28 Virginia community banks. TFB recognized an equity investment gain of $14,000 for Bankers Insurance during the first half of 2003, but a loss of $32,000 for Bankers Investments Group related to the start-up expenses for the same time period.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated and
(ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET INCOME. Net income for the three months ended June 30, 2003 was $946,000 or $0.27 per diluted share compared with $972,000 or $0.28 per diluted share for the three months ended June 30, 2002.

NET INTEREST INCOME. Net interest income decreased $7,000 or 0.2% to $3.59 million for the three months ended June 30, 2003 compared with $3.60 million for the three months ended June 30, 2002. The decrease resulted from reduced interest and fee income on loans and investments resulting from declining market interest rates, which were offset by reduced interest expense on deposits. The net interest margin, computed on a tax equivalent basis, for the June 2003 quarter was 4.63% compared with 5.22% for the same quarter one year earlier. The decrease in the net interest margin can be primarily attributed to the declining interest rate environment, and the corresponding reduction in the average rate on earning assets, which declined on a tax equivalent basis to 5.94% for the quarter ended June 30, 2003, from 7.19% for the quarter ended June 30, 2002.

Average interest-earning assets grew 13.2% to $313.2 million for the second quarter of 2003 compared with $276.7 million for the second quarter of 2002. Total interest income decreased $335,000 or 6.8% to $4.62 million for the three months ended June 30, 2003, compared to $4.95 million for the three months ended June 30, 2002, as a result of the declining interest rate environment and its effect on the yield on interest-earning assets. Interest and fees on loans decreased $219,000, or 5.0% to $4.13 million for the June 2003 quarter. Average loans outstanding totaled $238.7 million and earned 6.96% on a tax-equivalent basis for the quarter ended June 30, 2003, compared with $215.3 million and 8.08%, respectively, for the quarter ended June 30, 2002. Investment securities income decreased $92,000 or 16.8%, while interest on federal funds sold decreased $24,000 or 41.9%. Investment securities and federal funds sold averaged $62.7 million and $11.8 million, respectively, for the second quarter of 2003 compared with $47.6 million and $13.8 million for the same quarter one year earlier. The yield on investment securities and federal funds was 2.69% on a tax-equivalent basis for the second quarter of 2003, compared with 4.06% for the first quarter of 2002.

Total interest expense decreased $328,000 or 24.2% to $1.03 million for the three months ended June 30, 2003 from $1.36 million for the three months ended June 30, 2002. Average interest-bearing liabilities grew 12.9% to $251.6 million for the second quarter of 2003 compared with $206.0 million for the second quarter of 2002, while the average cost on interest-bearing liabilities decreased to 1.64% from 2.42% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the declining interest rate environment. Average certificates of deposit balances for the second quarter of 2003 were $80.8 million at an average cost of 2.70%, compared with $69.2 million at an average cost of 3.99% for the same quarter one year earlier. Interest-bearing checking account deposits averaged $50.9 million at an average cost of 0.20% for the June 2003 quarter, compared with $46.6 million at an average cost of 0.44% for the June 2002 quarter. Interest-bearing money market and other savings deposits averaged $100.8 million at an average cost of 0.94% for the quarter ended June 30, 2003, compared with $90.2 million at an average cost of 1.72% for the same quarter one year earlier. Average FHLB of Atlanta advances were $15.0 million at an average cost of 4.64% for both the second quarter of 2003 and 2002.

The following table sets forth information relating to Bankshares' average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three month periods ended June 30, 2003 and 2002. Such yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

       AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
                                 (In Thousands)

                                                              3 Months Ending June 30, 2003         3 Months Ending June 30, 2002
                                                            ---------------------------------     ----------------------------------
                                                            Average     Income/     Average       Average     Income/      Average
                                                            Balances    Expense      Rate         Balances    Expense       Rate
                                                            ---------   ---------   ---------     ---------   ---------   ----------
ASSETS:
  Loans
    Taxable                                                 $ 229,329   $   4,011     6.94%       $ 209,001   $   4,272      8.11%
    Tax-exempt (1)                                              8,434         174     8.18%           5,433         111      8.11%
    Nonaccrual                                                    974          --        0              852          --      0.00%
                                                            ---------   ---------                 ---------   ---------
       Total Loans                                            238,737   $   4,186     6.96%         215,286   $   4,383      8.08%
                                                            ---------   ---------                 ---------   ---------

  Securities
    Taxable                                                    60,887         440     2.89%          45,296         523      4.61%
    Tax-exempt (1)                                              1,657          28     6.72%           2,267          43      7.53%
                                                            ---------   ---------                 ---------   ---------
       Total securities                                        62,544   $     468     2.99%          47,563   $     565      4.75%
                                                            ---------   ---------                 ---------   ---------

  Deposits in banks                                               151           0     0.71%              80           0      1.71%
  Federal funds sold                                           11,808          34     1.13%          13,776          58      1.66%
                                                            ---------   ---------                 ---------   ---------
       Total earning assets                                   313,240   $   4,688     5.94%         276,704   $   5,007      7.19%
                                                                        ---------                             ---------

  Less: Reserve for loan losses                                (3,035)                               (2,939)
  Cash and due from banks                                      16,372                                15,414
  Bank premises and equipment, net                              7,528                                 6,453
  Other assets                                                  9,294                                 4,246
                                                            ---------                             ---------
       Total Assets                                           343,399                               299,879
                                                            =========                             =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits                                            62,259                                50,305

    Interest-bearing deposits
       NOW accounts                                            50,939          25     0.20%          46,580          51      0.44%
       Money market accounts                                   60,413         181     1.20%          52,819         257      1.95%
       Savings accounts                                        40,383          55     0.54%          37,393         130      1.39%
       Time deposits                                           80,800         544     2.70%          69,175         688      3.99%
                                                            ---------   ---------                 ---------   ---------
           Total interest-bearing deposits                    232,535   $     805     1.39%         205,968   $   1,126      2.19%

    Federal  funds purchased and securities sold under
         agreements to repurchase                                  --          --       --               --          --        --
    Federal Home Loan Bank advances                            15,000         176     4.64%          15,000         176      4.64%
    Capital Securities of Subsidiary Trust                      4,020          49     4.85%           4,021          56      5.56%
                                                            ---------   ---------                 ---------   ---------
       Total interest-bearing liabilities                     251,555   $   1,030     1.64%         224,989   $   1,358      2.42%
                                                           ----------   ---------                 ---------   ---------

  Other liabilities                                             2,342                                 1,208
  Shareholders' equity                                         27,243                                23,378
                                                            ---------                             ---------
       Total Liabilities & Shareholders' Equity             $ 343,399                             $ 299,879
                                                            =========                             =========

                                                                        ---------                             ---------
Net interest spread                                                     $   3,658     4.30%                   $   3,648      4.77%
                                                                        =========                             =========

Interest expense as a percent of average earning assets                               1.32%                                  1.96%
Net interest margin                                                                   4.63%                                  5.22%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares for the three month periods ended June 30, 2003 and 2002. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

                             RATE / VOLUME VARIANCE
                                 (In Thousands)

                                            Three Months Ending June 30, 2003 Compared to
                                                  Three Months Ending June 30, 2002
                                            ---------------------------------------------
                                                              Due to           Due to
                                               Change         Volume            Rate
                                              --------        -------         --------
Loans; taxable                                $  (260)        $   538         $  (798)
Loans; tax-exempt (1)                              63              62               1
Securities; taxable                               (82)            956          (1,039)
Securities; tax-exempt (1)                        (15)            (11)             (4)
Deposits in banks                                  (0)             --              --
Federal funds sold                                (24)             (7)            (17)
                                              -------         -------         -------
     Total Interest Income                       (319)          1,538          (1,857)
                                              -------         -------         -------
INTEREST EXPENSE
NOW accounts                                      (26)              5             (32)
Money market accounts                             (76)             45            (121)
Savings accounts                                  (75)             12             (87)
Time deposits                                    (142)            154            (296)
Federal funds purchased and securities
   sold under agreements to repurchase             --               5              --
Federal Home Loan Bank Advances                    --              --              --
Capital Securities of Subsidiary Trust             (6)             --              (6)
                                              -------         -------         -------
     Total Interest Expense                      (326)            216            (542)
                                              -------         -------         -------
Net Interest Income                           $     7         $ 1,322         $(1,315)
                                              =======         =======         =======

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

PROVISION FOR LOAN LOSSES. The provision for loan losses was $155,000 and $94,000 for the three months ended June 30, 2003 and 2002, respectively. The respective amounts of the provision for loan losses were determined based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. The increase in loan loss provision when compared with $94,000 for the June 2002 quarter, and with $75,000 for the March 2003 quarter, was necessitated by applying the formula allowance methodology to the overall increase in TFB's loan portfolio outstandings. Total loan outstandings increased $22.2 million from March 31, 2003 to June 30, 2003, as compared to increases of $3.5 million and $12.1 million from March 31, 2002 to June 30, 2002 and December 31, 2002 to March 31, 2003, respectively. Please refer to the section entitled "Critical Accounting Policies: Allowance for Loan Losses" above for an explanation of the formula allowance methodology.

TOTAL OTHER INCOME. Total other income increased by $339,000 or 38.6% from $877,000 for the three months ended June 30, 2002 to $1.22 million for the three months ended June 30, 2003. This increase stemmed primarily from revenues related to the continued growth of TFB's deposit base and retail banking activities, as well as the increase of estate fees within TFB's Wealth Management Services division, and the full quarter's income generated from the February 28, 2003 purchase of bank-owned life insurance ("BOLI") totaling $63,000. Service charges on deposit accounts increased $137,000, or 28.3% to $620,000 for the quarter ended June 30, 2003, compared with $483,000 for the same quarter one year earlier. A major factor in the increase in service charges on deposit accounts was the impact of TFB's average demand deposit base increasing 24.4% from $50.3 million for the June 30, 2002 quarter to $62.6 million for the June 30, 2003 quarter.

TOTAL OTHER EXPENSES. Total other expenses increased 11.4% or $338,000 to $3.30 million for the three months ended June 30, 2003, compared with $2.96 million for the three months ended June 30, 2002. Salary and benefit expenses increased $211,000, or 15.4% from the June 2002 quarter to the June 2003 quarter. The primary causes of the increase in salary and benefit expense were increases in the defined-benefit pension plan and medical insurance expense, as well as customary annual salary increases. Occupancy and furniture and equipment expenses also increased over the same time period by $33,000 and $47,000, respectively. The increase in occupancy expense primarily reflects the increase in rented office space for administrative personnel. The increase in furniture and equipment expenses primarily reflects increases in the maintenance and depreciation of computer software. Other operating expenses increased $46,000 or 4.0% largely due to the growth in expenses associated with TFB's merchant bankcard program.

COMPARISION OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET INCOME. Net income for the six months ended June 30, 2003 was $2.04 million or $0.59 per diluted share compared with $1.88 million or $0.54 per diluted share for the six months ended June 30, 2002. The 8.1% increase in net income for the six-month period was primarily due to the increase in net interest income and other income.

NET INTEREST INCOME. Net interest income increased $192,000 or 2.8% to $7.16 million for the six months ended June 30, 2003 compared with $6.97 million for the six months ended June 30, 2002. The net interest margin, computed on a tax equivalent basis, for the six month period through June 30, 2003 was 4.78% compared with 5.21% for the same period one year earlier. The decrease in the net interest margin can be primarily attributed to the declining interest rate environment, and the corresponding reduction in the average rate on earning assets, which declined on a tax equivalent basis to 6.14% for the six months ended June 30, 2003, from 7.21% for the six months ended June 30, 2002.

Average interest-earning assets grew 12.4% to $303.9 million for the first half of 2003 compared with $270.2 million for the first half of 2002. Total interest income decreased $447,000 or 4.6% to $9.21 million for the six months ended June 30, 2003, compared with $9.66 million for the six months ended June 30, 2002, as a result of the declining interest rate environment and its effect on the yield on interest-earning assets. Interest and fees on loans decreased $466,000, or 5.4% to $8.10 million for the year-to-date period ended June 30, 2003. Average loans outstanding totaled $230.2 million and earned 7.13% on a tax-equivalent basis for the six months ended June 30, 2003, compared with $214.3 million and 8.05%, respectively, for the six months ended June 30, 2002. Investment securities income increased $83,000 or 8.4%, while interest on federal funds sold decreased $64,000 or 63.7%. Investment securities and federal funds sold averaged $67.1 million and $6.5 million, respectively, for the first six months of 2003 compared with $43.5 million and $12.4 million for the same period one year earlier. The yield on investment securities and federal funds was 3.06% on a tax-equivalent basis for the first six months of 2003, compared with 4.00% for the first six months of 2002.

Total interest expense decreased $640,000 or 23.8% to $2.05 million for the six months ended June 30, 2003 from $2.69 million for the six months ended June 30, 2002. Average interest-bearing liabilities grew 11.9% to $244.5 million for the first half of 2003 compared with $218.6 million for the first half of 2002, while the average cost on interest-bearing liabilities decreased to 1.69% from 2.48% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the declining interest rate environment. Average certificates of deposit balances for the first six months of 2003 were $76.5 million at an average cost of 2.79%, compared with $69.0 million at an average cost of 4.15% for the same period one year earlier. Interest-bearing checking account deposits averaged $49.1 million at an average cost of 0.22% for the year to date through June 2003, compared with $45.0 million at an average cost of 0.44% for the same period one year earlier. Interest-bearing money market and other savings deposits averaged $99.2 million at an average cost of 0.99% for the six months ended June 30, 2003, compared with $87.5 million at an average cost of 1.76% for the same period one year earlier. Average FHLB of Atlanta advances were $15.0 million at an average cost of 4.64% for both the first six months of 2003 and 2002.

The following table sets forth information relating to Bankshares' average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the six month periods ended June 30, 2003 and 2002. Such yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

       AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
                                 (In Thousands)

                                                             Six Months Ending June 30, 2003       Six Months Ending June 30, 2002
                                                            ---------------------------------     ----------------------------------
                                                             Average     Income/     Average       Average     Income/     Average
                                                             Balances    Expense       Rate        Balances    Expense       Rate
                                                            ---------   ---------   ---------     ---------   ---------   ----------
ASSETS:
  Loans
    Taxable                                                 $ 220,943   $   7,878      7.11%      $ 208,003   $   8,426      8.08%
    Tax-exempt (1)                                              8,352         344      8.20%          5,391         220      8.12%
    Nonaccrual                                                    933          --      0.00%            870          --      0.00%
                                                            ---------   ---------                 ---------   ---------
       Total Loans                                            230,227       8,222      7.13%        214,264       8,646      8.05%
                                                            ---------   ---------                 ---------   ---------

  Securities
    Taxable                                                    65,323       1,030      3.15%         40,742         921      4.52%
    Tax-exempt (1)                                              1,689          58      6.82%          2,633          95      7.19%
                                                            ---------   ---------                 ---------   ---------
       Total securities                                        67,012       1,087      3.25%         43,376       1,016      4.69%
                                                            ---------   ---------                 ---------   ---------

  Deposits in banks                                               134           1      1.10%            165           2      1.94%
  Federal funds sold                                            6,480          37      1.13%         12,435         101      1.62%
                                                            ---------   ---------                 ---------   ---------
       Total earning assets                                   303,853       9,347      6.14%        270,238       9,764      7.21%
                                                            ---------   ---------                 ---------   ---------

  Less: Reserve for loan losses                                (3,009)                               (2,906)
  Cash and due from banks                                      16,948                                15,414
  Bank premises and equipment, net                              7,014                                 6,453
  Other assets                                                  7,437                                 4,256
                                                            ---------                             ---------
       Total Assets                                           332,243                               293,456
                                                            =========                             =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits                                            58,887                                48,540

    Interest-bearing deposits
       NOW accounts                                            49,067          54      0.22%         45,006          99      0.44%
       Money market accounts                                   59,219         372      1.27%         51,085         511      2.02%
       Savings accounts                                        39,954         114      0.58%         36,383         253      1.40%
       Time deposits                                           76,526       1,057      2.79%         68,969       1,419      4.15%
                                                            ---------   ---------                 ---------   ---------
           Total interest-bearing deposits                    224,766       1,597      1.43%        201,444       2,282      2.28%
                                                            ---------   ---------                 ---------   ---------

    Federal  funds purchased and securities sold under
         agreements to repurchase                                 739           5      1.47%             --          --      0.00%
    Federal Home Loan Bank advances                            15,000         350      4.64%         15,000         350      4.64%
   Capital Securities of Subsidiary Trust                       4,018          99      4.98%          2,154          60      5.58%
                                                            ---------   ---------                 ---------   ---------
       Total interest-bearing liabilities                     244,523       2,051      1.69%        218,598       2,691      2.48%
                                                            ---------   ---------                 ---------   ---------

  Other liabilities                                             1,858                                 1,952
  Shareholders'  equity                                        26,975                                24,366
                                                            ---------                             ---------
       Total Liabilities & Shareholders' Equity              $332,243                             $ 293,456
                                                            =========                             =========

                                                                        ---------                             ---------
Net interest spread                                                     $   7,295      4.45%                  $   7,073      4.73%
                                                                        =========                             =========

Interest expense as a percent of average earning assets                                1.36%                                 2.00%
Net interest margin                                                                    4.78%                                 5.21%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares for the six month periods ended June 30, 2003 and 2002. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

                             RATE / VOLUME VARIANCE
                                 (In Thousands)

                                            Six Months Ending June 30, 2003 Compared to
                                                  Six Months Ending June 30, 2002
                                            -------------------------------------------
                                                              Due to           Due to
                                              Change          Volume            Rate
                                              -------         -------         --------
INTEREST INCOME
Loans; taxable                                $  (548)        $   583         $(1,131)
Loans; tax-exempt (1)                             124             122               2
Securities; taxable                               108             216            (108)
Securities; tax-exempt (1)                        (37)            (32)             (5)
Deposits in banks                                  (1)             --              (1)
Federal funds sold                                (64)            (40)            (25)
                                              -------         -------         -------
     Total Interest Income                       (418)            849          (1,268)
                                              -------         -------         -------

INTEREST EXPENSE
NOW accounts                                      (45)             10             (55)
Money market accounts                            (139)            105            (244)
Savings accounts                                 (139)             28            (167)
Time deposits                                    (362)            180            (542)
Federal funds purchased and securities
   sold under agreements to repurchase              5               5              --
Federal Home Loan Bank advances                    --              --              --
Capital Securities of Subsidiary Trust             41              47              (6)
                                              -------         -------         -------
     Total Interest Expense                      (639)            375          (1,014)
                                              -------         -------         -------
Net Interest Income                           $   220         $   474         $  (254)
                                              =======         =======         =======

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $230,000 and $188,000 for the six months ended June 30, 2003 and 2002, respectively. The respective amounts of the provision for loan losses were determined based upon management's continual evaluation as described in the "Comparison of Operating Results for the Three Months Ended June 30, 2003 and June 30, 2002."

TOTAL OTHER INCOME. Total other income increased by $544,000 or 30.1% from $1.81 million for the six months ended June 30, 2002 to $2.35 million for the six months ended June 30, 2003, primarily due to the same factors discussed in the "Comparison of Operating Results for the Three Months Ended June 30, 2003 and June 30, 2002." Service charges on deposit accounts increased $297,000, or 31.0% to $1.25 million for the six months ended June 30, 2003, compared with $955,000 for the same period one year earlier. A major factor in the increase in service charges on deposit accounts was the impact of TFB's average demand deposit base increasing 21.3% from $48.5 million for the six months ended June 30, 2002 to $58.9 million for the six months ended June 30, 2003.

TOTAL OTHER EXPENSES. Total other expenses increased 8.9% or $524,000 to $6.38 million for the six months ended June 30, 2003, compared with $5.86 million for the six months ended June 30, 2002. Salary and benefit expenses increased $401,000, or 14.5% from the first half of 2002 to the first half of 2003. The primary factors causing the increase in salary and benefit expense were increases in the defined-benefit pension plan and medical insurance expense, and customary annual salary increases. Occupancy and furniture and equipment expenses also increased over the same period by $69,000 and $94,000, respectively. The increase in occupancy expense primarily reflects the increased snow removal expenses resulting from the severe winter of January through March 2003 compared to the same period in 2002, as well as an increase in rented office space for administrative personnel. The increase in furniture and equipment expenses primarily reflects increases in the maintenance and depreciation of computer software. Other operating expenses decreased $40,000 or 1.8% largely due to a decline in marketing expense. During the first quarter of 2002, TFB celebrated its centennial anniversary year, which added approximately $42,000 to the 2002 marketing expenses. These centennial expenses did not reoccur in the first quarter of 2003.

COMPARISON OF JUNE 30, 2003 AND DECEMBER 31, 2002 FINANCIAL CONDITION

Assets totaled $368.5 million at June 30, 2003, an increase of 14.6% or $47.0 million from $321.5 million at December 31, 2002. Balance sheet categories reflecting significant changes include loans, federal funds sold, securities, other assets, and deposits. Each of these categories is discussed below.

LOANS. Net loans were $248.0 million at June 30, 2003, which is an increase of $34.3 million or 16.0% from $213.7 million at December 31, 2002. The growth in total loans is primarily attributable to an increase in mortgage loans on 1-to-4 family residential real estate of $11.3 million, an increase in mortgage loans on commercial real estate of $7.6 million, an increase in commercial and industrial loans of $5.6 million, an increase in construction and land development loans of $3.5 million, and an increase in consumer installment loans of $3.5 million.

FEDERAL FUNDS SOLD. Federal funds sold were $21.1 million at June 30, 2003, compared with $4.9 million at December 31, 2002, representing an increase of $16.2 million. The increase in federal funds sold primary reflects the overnight investment of a one-day inflow of demand deposits that were transferred from TFB on July 1, 2003.

SECURITIES. Investment securities decreased $6.0 million from December 31, 2002 to June 30, 2003. This decrease reflects the contractual repayment and prepayment of principal on government agency and private-issue securities collateralized by residential mortgage loans.

OTHER ASSETS. Other assets increased $5.3 million from December 31, 2002 to June 30, 2003. On February 28, 2003, TFB purchased $5 million of BOLI policies on certain key executives. BOLI is recorded at its cash surrender value, or the amount that can be realized. At June 30, 2003, the cash surrender value of BOLI was $5,084,000.

DEPOSITS. At June 30, 2003, total deposits were $319.5 million, reflecting an increase of $45.9 million or 16.8% from $273.7 million at December 31, 2002. The growth was attributable to growth in interest-bearing deposits, which increased $19.7 million, and growth in noninterest-bearing deposits, which increased $26.2 million. Approximately $18.8 million of the increase in noninterest-bearing deposits reflects a one-day inflow of demand deposits that were transferred from TFB on July 1, 2003. Several factors may have contributed to the increase in interest-bearing deposits, including the outflow of funds from the equity investment markets into bank deposits, as well as the local market reaction to the consolidation of former community banks into non-locally based regional banks.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $27.4 million at June 30, 2003 compared to $26.4 million at December 31, 2002, an increase of $947,000, or 3.6%. During the six months ended June 30, 2003, shareholders' equity was reduced by $154,000 due to the repurchase of 9,900 shares of Bankshares' common stock.

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

Non-performing loans totaled approximately $1.0 million, or 0.40% of total loans at June 30, 2003, as compared with $850,000, or 0.39% of total loans at December 31, 2002, and $1.3 million, or 0.61% of total loans at June 30, 2002. Non-performing loans as a percentage of the allowance for loan losses were 32.3%, 29.2%, and 44.5% at June 30, 2003, December 31, 2002, and June 30, 2002,
respectively.

Loans that are 90 days past due and accruing interest totaled $265,000 and $244,000 at June 30, 2003 and December 31, 2002, respectively. No loss is anticipated on these loans.

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

CAPITAL RESOURCES AND LIQUIDITY

TFB's primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its funds for existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management regularly monitors projected liquidity needs and determines the desirable funding level based in part on TFB's commitments to make loans and management's assessment of TFB's ability to generate funds.

Cash and amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold totaled $36.8 million at June 30, 2003. These assets provide the primary source of liquidity for TFB. In addition, management has designated the investment securities portfolio, totaling $65.8 million, as available for sale, and TFB has a line of credit with the FHLB of Atlanta to provide additional sources of liquidity. The FHLB of Atlanta line of credit had a borrowing limit of approximately $52.7 million at June 30, 2003, of which $15.0 million was in use.

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and TFB to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). As the table below illustrates, Bankshares and TFB exceeded their regulatory capital requirements as of June 30, 2003.

                                                                                       MINIMUM TO BE WELL
(Amount in thousands except ratios)                                                    CAPITALIZED UNDER
                                                                   MINIMUM CAPITAL     PROMPT CORRECTIVE
                                                  ACTUAL             REQUIREMENT       ACTION PROVISIONS
                                             -----------------    -----------------    ------------------
                                             AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                             -------    ------    -------    ------    -------    ------
As of June 30, 2003:

          Total Capital (to Risk-Weighted
                                 Assets):
                             Consolidated    $33,979    13.85%    $19,627     8.00%        N/A      N/A
                        The Fauquier Bank    $34,036    13.87%    $19,631     8.00%    $24,539    10.00%

Tier 1 Capital (to Risk-Weighted Assets):

                             Consolidated    $30,911    12.60%    $ 9,813     4.00%        N/A      N/A
                        The Fauquier Bank    $30,968    12.62%    $ 9,816     4.00%    $14,724     6.00%

               Tier 1 Capital (to Average
                                 Assets):
                             Consolidated    $30,911     9.00%    $13,739     4.00%       N/A       N/A
                        The Fauquier Bank    $30,968     9.02%    $13,733     4.00%    $17,166     5.00%

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on Bankshares' consolidated financial statements.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on Bankshares' consolidated financial statements.

SUBSEQUENT EVENT

On or about July 16, 2003, TFB sold $10 million of available-for-sale Government Agency and Corporate securities, whose weighted-average remaining maturity was approximately one year, for gain on sale of $288,000, and reinvested the proceeds from the sale into available-for-sale Government Agency securities with a weighted-average remaining maturity of approximately four years. The gain on sale will be reflected in Bankshares' Consolidated Statements of Income during the quarter ending September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An important component of both earnings performance and liquidity is the management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in market interest rates. TFB is subject to interest rate sensitivity to the degree that its interest-earning assets mature or reprice at different time intervals than its interest-bearing liabilities. However, TFB is not subject to the other major categories of market risk such as foreign currency exchange rate risk or commodity price risk.

TFB uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods. Management believes that interest rate risk is best measured by simulation modeling. The simulation model generates a forecast of net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions.

TFB monitors exposure to instantaneous change in market rates of up to 200 basis points up or down. TFB's policy limits for the maximum negative impact on net interest income and change in the economic value of equity resulting from instantaneous change in market interest rates of 200 basis points are 15% and 35%, respectively. Management has maintained a risk position well within these guideline levels during the second quarter of 2003.

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

Bankshares has established disclosure controls and procedures to ensure that material information related to Bankshares is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the chief executive officer and the chief financial officer and the other executive officers of Bankshares and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to Bankshares' operations. The chief executive officer and chief financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls
----------------------------

There were no significant changes in Bankshares' internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially-affect Bankshares' internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which Bankshares or TFB is a party or to which the property of either Bankshares or TFB is subject that, in the opinion of management, may materially impact the financial condition of either company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Bankshares held its Annual Meeting of Shareholders on May 20, 2003. A quorum of Shareholders was present, consisting of a total of 2,590,269 shares, all represented by proxy. At the Annual Meeting, the Shareholders elected Class I directors C. H. Lawrence, Jr., John J. Norman, Jr. and C. Hunton Tiffany to three-year terms. The following Class II and Class III directors whose terms expire in 2004 and 2005 continued in office: Alexander G. Green, Jr., Stanley C. Haworth, Douglas C. Larson, D. Harcourt Lees, Jr., Randolph T. Minter, Brian S. Montgomery, Harold P. Neale, Pat H. Nevill, and H. Frances Stringfellow. The Shareholders also ratified the appointment of Yount, Hyde & Barbour, P.C. as independent auditors of the Bank for the year ending December 31, 2003.

The vote on each matter was as follows:

1. For Directors:

                                                FOR                 WITHHELD
                                                ---                 --------

                C. H. Lawrence, Jr.          2,514,261               76,008
                John J. Norman, Jr.          2,496,986               93,283
                C. Hunton Tiffany            2,515,461               74,808


2. Ratification of the appointment of Yount, Hyde & Barbour, P.C. as the independent auditors for Bankshares and TFB:

                            FOR               AGAINST                 ABSTAIN
                            ---               -------                 -------
                         2,509,713            68,356                  13,800


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

      3.1 Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999

      3.2   Bylaws of Fauquier Bankshares, Inc., incorporated by reference to
            Exhibit 3(ii) to registration statement on Form 10 filed April 16, 1999

     10.13 Form of Executive Survivor Income Agreement, dated on or about dated May 9, 2003, between The Fauquier Bank and each of C. Hunton Tiffany, Randy K. Ferrell, Gary R. Shook, Eric P. Graap and Roseanne
            T. Gorkowski

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

     11 Refer to Part I, Item 1, Footnote 5 to the Consolidated Financial Statements.

     31.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

     31.2   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

     32.1 Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

     32.2 Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

     (b) Reports on Form 8-K:

Current Report on Form 8-K, filed on April 21, 2003, attaching a press release announcing Bankshares' results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FAUQUIER BANKSHARES, INC.
                              (REGISTRANT)

Dated: August 14, 2003        /s/ C. Hunton Tiffany
                              --------------------------------------------------
                              C. Hunton Tiffany
                              Chairman and Chief Executive Officer
                              (principal executive officer)

Dated: August 14, 2003        /s/ Randy K. Ferrell
                              --------------------------------------------------
                              Randy K. Ferrell
                              President and Chief Operating Officer

Dated: August 14, 2003        /s/ Eric P. Graap
                              --------------------------------------------------
                              Eric P. Graap
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)