Form 10-Q
period 2003-09-30
FAUQUIER BANKSHARES INC
filed 2003-11-14
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 2-25805

Fauquier Bankshares, Inc.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1288193 (I.R.S. Employer Identification No.)

10 Courthouse Square Warrenton, Virginia (Address of principal executive offices)	20186 (Zip Code)

(540) 347-2700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X          No ______

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ______     No      X

           As of November 9, 2003, the latest practicable date for determination, 3,311,000 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

FAUQUIER BANKSHARES, INC.

Part I.     FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2003	December 31, 2002

Assets
Cash and due from banks	$19,819,135	$19,824,120
Interest-bearing deposits in other banks	220,783	212,960
Federal funds sold	-	4,900,000
Securities, at fair value	60,652,037	71,736,633
Loans, net of allowance for loan losses of $3,338,087 in 2003 and $2,909,607 in 2002	276,107,381	213,697,948
Bank premises and equipment, net	7,948,991	6,468,205
Accrued interest receivable	2,045,222	1,739,638
Other assets	8,457,138	2,919,978

Total assets	$375,250,687	$321,499,482

Liabilities
Deposits:
Noninterest-bearing	$76,665,777	$60,181,808
Interest-bearing	240,479,838	213,486,663

Total deposits	$317,145,615	$273,668,471
Federal Funds Purchased	8,600,000	-
Federal Home Loan Bank advances	15,000,000	15,000,000
Dividends payable	397,320	363,447
Company-obligated mandatorily redeemable capital securities	4,000,000	4,000,000
Other liabilities	2,454,748	2,036,399
Commitments and contingent liabilities	-	-

Total liabilities	$347,597,683	$295,068,317

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares;
issued and outstanding, 2003, 3,311,000 shares; 2002, 3,304,066 shares	10,363,430	10,341,726
Retained earnings	17,349,786	15,419,307
Accumulated other comprehensive income (loss)	(60,212)	670,132

Total shareholders’ equity	$27,653,004	$26,431,165

Total liabilities and shareholders’ equity	$375,250,687	$321,499,482

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2003 and 2002

	2003	2002

Interest Income
Interest and fees on loans	$4,394,061	$4,205,327
Interest and dividends on securities available for sale:
Taxable interest income	277,409	540,511
Interest income exempt from federal income taxes	14,464	24,566
Dividends	67,751	62,445
Interest on federal funds sold	11,871	55,278
Interest on deposits in other banks	827	248

Total interest income	4,766,383	4,888,375

Interest Expense
Interest on deposits	726,913	1,030,030
Interest on federal funds purchased	4,527	-
Interest on Federal Home Loan Bank advances	177,739	177,739
Distribution on capital securities of subsidiary trust	47,112	55,882

Total interest expense	956,291	1,263,651

Net interest income	3,810,092	3,624,724

Provision for loan losses	240,000	65,000

Net interest income after provision for loan losses	3,570,092	3,559,724

Other Income
Wealth management income	238,497	181,995
Service charges on deposit accounts	608,620	522,348
Other service charges, commissions and fees	345,974	250,698
Gain on securities, available for sale	288,334	33,914
Other operating income	10,247	9,863

Total other income	1,491,672	998,818

Other Expenses
Salaries and employees’ benefits	1,655,112	1,444,599
Net occupancy expense of premises	223,395	191,871
Furniture and equipment	298,679	252,709
Other operating expenses	1,156,938	1,164,712

Total other expenses	3,334,124	3,053,891

Income before income taxes	1,727,640	1,504,651

Income tax expense	522,013	473,485

Net Income	$1,205,627	$1,031,166

Earnings per Share, basic	$0.36	$0.31

Earnings per Share, assuming dilution	$0.34	$0.30

Dividends per Share	$0.12	$0.10

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2003 and 2002

	2003	2002

Interest Income
Interest and fees on loans	$12,499,056	$12,776,346
Interest and dividends on securities available for sale:
Taxable interest income	1,185,791	1,398,785
Interest income exempt from federal income taxes	52,501	87,031
Dividends	189,098	125,512
Interest on federal funds sold	48,610	156,384
Interest on deposits in other banks	1,555	1,834

Total interest income	13,976,611	14,545,892

Interest Expense
Interest on deposits	2,324,086	3,311,937
Interest on federal funds purchased	9,908	-
Interest on Federal Home Loan Bank advances	527,421	527,421
Distribution on capital securities of subsidiary trust	146,369	115,455

Total interest expense	3,007,784	3,954,813

Net interest income	10,968,827	10,591,079

Provision for loan losses	470,000	252,500

Net interest income after provision for loan losses	10,498,827	10,338,579

Other Income
Wealth management income	673,272	513,597
Service charges on deposit accounts	1,861,059	1,477,399
Other service charges, commissions and fees	988,407	727,052
Gains on securities, available for sale	288,334	33,914
Other operating income	29,997	52,422

Total other income	3,841,069	2,804,384

Other Expenses
Salaries and employees’ benefits	4,826,460	4,215,204
Net occupancy expense of premises	638,416	537,943
Furniture and equipment	882,945	742,780
Other operating expenses	3,368,079	3,415,662

Total other expenses	9,715,900	8,911,589

Income before income taxes	4,623,996	4,231,374

Income tax expense	1,381,177	1,316,422

Net Income	$3,242,819	$2,914,952

Earnings per Share, basic	$0.98	$0.88

Earnings per Share, assuming dilution	$0.93	$0.84

Dividends per Share	$0.35	$0.30

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) For the Nine Months Ended September 30, 2003 and 2002

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total

Balance, December 31, 2001	$5,244,500	$18,685,761	$227,138		$24,157,399
Comprehensive income:
Net income	-	2,914,952	-	$2,914,952	2,914,952
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of deferred income taxes of $190,849	-	-	370,470	370,470	-
Reclassification adjustment, net of deferred income taxes of ($11,531)	-	-	(22,383)	(22,383)	348,087

Total comprehensive income	-	-	-	$3,263,039	-

100% Stock Dividend	5,185,020	(5,185,020)
Cash dividends	-	(993,417)	-		(993,417)
Acquisition of 38,499 shares of common stock	(120,503)	(697,719)	-		(818,222)
Issuance of common stock	5,547	37,424			42,971
Exercise of stock options	7,387	17,463	-		24,850

Balance, September 30, 2002	$10,321,951	$14,779,444	$575,225		$25,676,620

Balance, December 31, 2002	$10,341,726	$15,419,307	$670,132		$26,431,165
Comprehensive income:
Net income	-	3,242,819	-	$3,242,819	3,242,819
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of ($278,204)	-	-	(540,044)	(540,044)	-
Reclassification adjustment, net of deferred income taxes of ($98,034)	-	-	(190,300)	(190,300)	(730,344)

Total comprehensive income	-	-	-	$2,512,475	-

Cash dividends	-	(1,157,540)	-		(1,157,540)
Acquisition of 21,010 shares of common stock	(65,761)	(288,725)	-		(354,486)
Issuance of common stock	60,803	74,680	-		135,483
Exercise of stock options	26,662	59,245	-		85,907

Balance, September 30, 2003	$10,363,430	$17,349,786	$(60,212)		$27,653,004

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2003 and 2002

	2003	2002

Cash Flows from Operating Activities
Net income	$3,242,819	$2,914,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	764,464	696,395
Provision for loan losses	470,000	252,500
Net premium amortization of investment securities	683,159	262,630
(Gain) on sale of premises and equipment	-	(7,006)
(Gain) on sale of securities available for sale	(288,334)	(33,914)
Changes in assets and liabilities:
(Increase) in other assets	(466,506)	(278,348)
Increase in other liabilities	418,349	262,233

Net cash provided by operating activities	4,823,951	4,069,442

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	35,571,185	11,876,633
Purchase of securities available for sale	(36,310,976)	(32,641,600)
Proceeds from sale of securities available for sale	10,322,980	1,033,650
Proceeds from sale of premises and equipment	-	7,006
Purchase of premises and equipment	(2,245,250)	(926,805)
Purchase of Bank Owned Life Insurance (“BOLI”)	(5,000,000)	-
Net (increase) in loans	(62,879,433)	(6,616,285)

Net cash (used in) investing activities	(60,541,494)	(27,267,401)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	32,656,424	15,090,518
Net increase in certificates of deposit	10,820,720	2,482,290
Proceeds from issuance of capital securities	-	4,000,000
Purchase of federal funds	8,600,000	-
Cash dividends paid	(1,123,667)	(981,174)
Issuance of common stock	221,390	67,821
Acquisition of common stock	(354,486)	(818,222)

Net cash provided by financing activities	50,820,381	19,841,233

(Decrease) in cash and cash equivalents	(4,897,162)	(3,356,726)

Cash and Cash Equivalents
Beginning	24,937,080	30,182,031

Ending	$20,039,918	$26,825,305

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,040,512	$4,029,932

Income taxes	$1,116,000	$1,165,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net	$(1,106,582)	$527,405

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

1.	General

The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“Bankshares”) and its subsidiary, The Fauquier Bank. All significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2003 and December 31, 2002, and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002.

The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results expected for the full year.

2.	Stock-Based Compensation

Bankshares has a stock-based compensation plan. Bankshares accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for Bankshares had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been applied to stock-based compensation.

	Sept 30 2003	Sept 30 2002

Net income , as reported	$3,242,819	$2,914,952
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(111,205)	(255,208)

Pro forma net income	$3,131,614	$2,659,744

Earnings per share:
Basic - as reported	$0.98	$0.88

Basic - pro forma	$0.95	$0.80

Diluted - as reported	$0.93	$0.84

Diluted - pro forma	$0.90	$0.77

3.	Securities

The amortized cost of securities available for sale, with unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	September 30, 2003

Obligations of U.S. Government corporations and agencies	$49,988,038	$56,475	$(112,787)	$49,931,726
Obligations of states and political subdivisions	1,165,609	68,857	-	1,234,466
Mutual Funds	5,149,717	-	(34,922)	5,114,795
Other	3,000,000		(46,250)	2,953,750
Restricted investments:
Federal Home Loan Bank stock	830,300	-	-	830,300
Federal Reserve Bank stock	72,000	-	-	72,000
Community Bankers’ Bank stock	50,000	-	-	50,000
FHLMC preferred stock	487,500	-	(22,500)	465,000

	$60,743,164	$125,332	$(216,459)	$60,652,037

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	December 31, 2002

Obligations of U.S. Government corporations and agencies	$58,108,435	$852,327	$(3,999)	$58,956,763
Obligations of states and political subdivisions	1,648,749	71,974	-	1,720,723
Corporate Bonds	4,259,676	101,505	-	4,361,181
Mutual Funds	5,066,023	1,043	-	5,067,066
Restricted investments:
Federal Home Loan Bank stock	1,028,900	-	-	1,028,900
Federal Reserve Bank stock	72,000	-	-	72,000
Community Bankers’ Bank stock	50,000	-	-	50,000
FHLMC preferred stock	487,500	-	(7,500)	480,000

	$70,721,283	$1,026,849	$(11,499)	$71,736,633

4. Loans

A summary of the balances of loans follows:

			September 30,	December 31,
			2003	2002

			(Thousands)
Real estate loans:
Construction			$16,153	$10,685
Secured by farmland			1,576	2,416
Secured by 1-4 family residential			102,593	76,646
Other real estate loans			81,628	62,030
Commercial and industrial loans (except those secured by real estate)			26,463	20,386
Consumer installment loans			40,128	35,397
All other loans			11,093	9,186

Total loans			$279,634	$216,746
Less: Unearned income			189	138
Allowance for loan losses			3,338	2,910

Net loans			$276,107	$213,698

Analysis of the allowance for loan losses follows:

	Nine Months Ending September 30, 2003	Nine Months Ending September 30, 2002	Twelve Months Ending December 31, 2002

	(Thousands)

Balance at beginning of period	$2,910	$2,857	$2,857
Provision charged to operating expense	470	253	346
Recoveries added to the allowance	141	29	48
Loan losses charged to the allowance	(183)	(134)	(341)

Balance at end of period	$3,338	$3,005	$2,910

Nonperforming assets consist of the following:
		September 30, 2003	December 31, 2002

		(Thousands)
Nonaccrual loans		$1,096	$850
Restructured loans		-	-

Total non-performing loans		1,096	850
Foreclosed real estate		-	-

Total non-performing assets		$1,096	$850

Total loans past due 90 days or more and still accruing interest totaled $50,000 on September 30, 2003 and $244,000 on December 31, 2002, respectively.

5.	Company-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust

On March 26, 2002, Bankshares’ wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities (“Capital Securities”) in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Bankshares’ Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 ("Subordinated Debentures”). Both the Capital Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Capital Securities are guaranteed by Bankshares on a subordinated basis.

The Capital Securities are presented in the consolidated balance sheets of Bankshares under the caption “company-obligated mandatorily redeemable capital securities.” Bankshares records distributions payable on the Capital Securities as an Interest Expense in its consolidated statements of income. The cost of issuance of the Capital Securities was approximately $128,000. This cost is being amortized over a five year period from the issue date.

6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all periods reported have been restated to give effect to the 100% stock dividend in May 2002.

	Three Months Ending September 30, 2003		Nine Months Ending September 30, 2003		Nine Months Ending September 30, 2002
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,312,916	$0.36	3,307,114	$0.98	3,319,043	$0.88

Effect of dilutive securities, stock options	173,130		168,495		145,643

Diluted earnings per share	3,486,046	$0.34	3,475,609	$0.93	3,464,686	$0.84

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information and the financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including the policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

GENERAL

Fauquier Bankshares, Inc. (“Bankshares”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“TFB”), a Virginia state-chartered bank that commenced operations in 1902. Bankshares engages in its business through TFB and has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,311,000 shares of common stock, par value $3.13 per share, held by approximately 385 shareholders of record on September 30, 2003.

TFB has seven full-service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Manassas and New Baltimore. The executive offices of Bankshares and the main branch office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. In April 2003, TFB purchased real estate in Bealeton, Virginia, and subject to receipt of required governmental and regulatory approvals, plans to open its eighth full-service branch office in Bealeton during the first half of 2004.

TFB provides a range of consumer and commercial banking services to individuals, businesses, and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). The basic services offered by TFB include: demand interest bearing and non-interest bearing deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit and check cards, cash management, direct deposits, notary services, night depository, traveler’s checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail and telephone. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. TFB provides automated teller machine (ATM) cards, as a part of the Star and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

TFB operates a Wealth Management Services division that began with the granting of trust powers to TFB in 1919. The Wealth Management Services division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. TFB, through its subsidiary Fauquier Bank Services, Inc., has an equity ownership interest in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Investments Group, LLC, a full service broker/dealer. Bankers Insurance consists of a consortium of 56 Virginia community bank owners, and Bankers Investments Group is owned by 28 Virginia community banks. TFB recognized an equity investment gain of $14,000 for Bankers Insurance during the first nine months of 2003, but a loss of $32,000 for Bankers Investments Group related to the start-up expenses for the same time period. In addition, TFB, also through its subsidiary Fauquier Bank Services, Inc., has an equity ownership interest in Bankers Title Shenandoah, a title insurance company, with nine other Virginia community banks. TFB recognized an equity investment gain of $7,000 and dividend income of $46,000 during the first nine months of 2003 for Bankers Title Shenandoah.

The revenues of TFB are primarily derived from interest on, and fees received in connection with, real estate, commercial and consumer loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for TFB’s lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities, and advance borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta. The principal expenses of TFB are the interest paid on deposits and borrowings, and operating and general administrative expenses.

TFB’s general market area principally includes Fauquier and western Prince William counties, and is located approximately fifty (50) miles southwest of Washington, D.C.

CRITICAL ACCOUNTING POLICIES

GENERAL.  Bankshares’ financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in our estimates. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

ALLOWANCE FOR LOAN LOSSES.  The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur.

The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Additionally, the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

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

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NET INCOME.  Net income for the three months ended September 30, 2003 was $1.21 million or $0.34 per diluted share compared with $1.03 million or $0.30 per diluted share for the three months ended September 30, 2002. The $174,000 or 16.9% increase in net income for the quarter was primarily due to a $190,000 gain on sale of securities, net of applicable income taxes, as well as the increase in net interest income and other income partially offset by increases in the provision for loan losses and other expenses.

On or about July 16, 2003, TFB sold $10 million of available-for-sale government agency and corporate securities, whose weighted-average remaining maturity was approximately one year, for a gain on sale of $288,000. TFB reinvested the proceeds from the sale into available-for-sale government agency securities with a weighted-average remaining maturity of approximately four years.

NET INTEREST INCOME.  Net interest income increased $185,000 or 5.1% to $3.81 million for the three months ended September 30, 2003 compared with $3.62 million for the three months ended September 30, 2002. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding, as well as reduced interest expense on deposits. The net interest margin, computed on a tax equivalent basis, for the September 2003 quarter was 4.63% compared with 5.05% for the same quarter one year earlier. The decrease in the net interest margin can be attributed primarily to the declining interest rate environment, and the corresponding reduction in the average rate on earning assets, which declined on a tax equivalent basis to 5.77% for the quarter ended September 30, 2003, from 6.79% for the quarter ended September 30, 2002.

Average interest-earning assets grew 14.7% to $328.7 million for the third quarter of 2003 compared with $286.5 million for the third quarter of 2002. Total interest income decreased $122,000 or 2.5% to $4.77 million for the three months ended September 30, 2003, compared to $4.89 million for the three months ended September 30, 2002, as a result of the declining interest rate environment and its effect on the yield on interest-earning assets. Investment securities income decreased $268,000 or 42.7%, while interest on federal funds sold decreased $43,000 or 78.5%. Investment securities and federal funds sold averaged $61.6 million and $5.1 million, respectively, for the third quarter of 2003 compared with $58.7 million and $13.5 million for the same quarter one year earlier. The yield on investment securities and federal funds was 2.23% on a tax-equivalent basis for the third quarter of 2003, compared with 3.84% for the third quarter of 2002. Interest and fees on loans increased $189,000 or 4.5% to $4.39 million for the September 2003 quarter. Average loans outstanding totaled $262.0 million and earned 6.67% on a tax-equivalent basis for the quarter ended September 30, 2003, compared with $214.3 million and 7.79%, respectively, for the quarter ended September 30, 2002.

Total interest expense decreased $307,000 or 24.3% to $956,000 for the three months ended September 30, 2003 from $1.26 million for the three months ended September 30, 2002. Average interest-bearing liabilities grew 10.4% to $260.6 million for the third quarter of 2003 compared with $233.1 million for the third quarter of 2002, while the average cost on interest-bearing liabilities decreased to 1.44% from 2.15% for the same respective time periods. The decrease in total interest expense and the average cost of interest-

bearing liabilities was due to the declining interest rate environment. Average certificates of deposit balances for the third quarter of 2003 were $80.8 million at an average cost of 2.59%, compared with $71.1 million at an average cost of 3.66% for the same quarter one year earlier. Interest-bearing checking account deposits averaged $56.2 million at an average cost of 0.14% for the September 2003 quarter, compared with $47.4 million at an average cost of 0.31% for the September 2002 quarter. Interest-bearing money market and other savings deposits averaged $103.0 million at an average cost of 0.65% for the quarter ended September 30, 2003, compared with $95.5 million at an average cost of 1.40% for the same quarter one year earlier. Average FHLB of Atlanta advances were $15.0 million at an average cost of 4.64% for both the third quarter of 2003 and 2002, respectively.

The following table sets forth information relating to Bankshares’ average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three month periods ended September 30, 2003 and 2002. Such yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	3 Months Ending September 30, 2003			3 Months Ending September 30, 2002

	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate

ASSETS:
Loans
Taxable	252,565	4,283	6.66%	206,741	4,118	7.82%
Tax-exempt (1)	8,493	168	7.75%	6,317	132	8.18%
Nonaccrual	949	0		1,231	0

Total Loans	262,007	$4,451	6.67%	214,289	$4,250	7.79%

Securities
Taxable	59,849	345	2.25%	56,333	603	4.28%
Tax-exempt (1)	1,410	22	6.22%	2,292	37	6.50%

Total securities	61,259	$367	2.34%	58,625	$640	4.36%

Deposits in banks	299	1	1.10%	102	0	0.96%
Federal funds sold	5,089	12	0.91%	13,532	55	1.60%

Total earning assets	328,653	$4,831	5.77%	286,548	$4,946	6.79%

Less: Reserve for loan losses	(3,159)			(3,002)
Cash and due from banks	14,842			16,967
Bank premises and equipment, net	7,941			6,631
Other assets	10,206			4,212

Total Assets	358,483			311,356

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	67,668			50,750

Interest-bearing deposits
NOW accounts	56,247	29	0.14%	47,423	37	0.31%
Money market accounts	61,912	128	0.82%	56,375	226	1.59%
Savings accounts	41,115	42	0.40%	39,163	111	1.12%
Time deposits	80,829	528	2.59%	71,114	656	3.66%

Total interest-bearing deposits	240,103	727	1.19%	214,075	$1,030	1.44%

Federal funds purchased and securities sold under agreements to repurchase	1,520	5	1.17%	-	0	0.00%
Federal Home Loan Bank advances	15,000	178	4.64%	15,000	178	4.64%
Capital Securities of Subsidiary Trust	4,018	47	4.59%	4,021	56	5.44%

Total interest-bearing liabilities	260,641	957	1.44%	233,096	$1,264	2.15%

Other liabilities	2,684			2,092
Shareholders’ equity	27,490			25,418

Total Liabilities & Shareholders’ Equity	358,483			311,356

Net interest spread		$3,874			$3,682

Interest expense as a percent of average earning assets			1.14%			1.75%
Net interest margin			4.63%			5.05%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares for the three month periods ended September 30, 2003 and 2002. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

RATE/VOLUME VARIANCE
(In Thousands)

	Three Months Ending September 30, 2003 Compared to Three Months Ending September 30, 2002

	Change	Due to Volume	Due to Rate

Loans; taxable	$165	$506	$(341)
Loans; tax-exempt (1)	36	43	(7)
Securities; taxable	(258)	41	(299)
Securities; tax-exempt (1)	(15)	(14)	(2)
Deposits in banks	1	1	-
Federal funds sold	(43)	(25)	(18)

Total Interest Income	(115)	552	(667)

INTEREST EXPENSE
NOW accounts	(8)	8	(16)
Money market accounts	(98)	26	(124)
Savings accounts	(69)	6	(75)
Time deposits	(128)	111	(239)
Federal funds purchased and securities sold under agreements to repurchase	5	5	-
Federal Home Loan Bank Advances	-	-	-
Capital Securities of Subsidiary Trust	(9)	-	(9)

Total Interest Expense	(307)	156	(463)

Net Interest Income	$192	$396	$(204)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans and mortgage-backed securities, the reinvestment strategy for loan and mortgage-backed security prepayments, the overall volume of interest-earning assets and interest-bearing liabilities, and other factors. One trend that resulted from the decrease in market interest rates that began in early 2001 and continued throughout 2002 and into 2003 has been the increase in the magnitude of loan and mortgage-backed security prepayments and the reduced yield on the reinvestment of the prepayment proceeds. The continuation of this trend may cause downward pressure on the net interest margin in future periods. The monitoring and management of net interest income is the responsibility of TFB’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of TFB’s senior management.

PROVISION FOR LOAN LOSSES.  The provision for loan losses was $240,000 and $65,000 for the three months ended September 30, 2003 and 2002, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. The increased level in the loan loss provision for the September 2003 quarter, as well as the $155,000 for the June 2003 quarter, was necessitated by applying the formula allowance methodology to the overall increase in TFB’s loan portfolio outstandings. Total loan outstandings increased $50.5 million from March 31, 2003 to September 30, 2003, as compared with increases of $2.8 million from March 31, 2002 to September 30, 2002. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the formula allowance methodology.

TOTAL OTHER INCOME.  Total other income increased by $493,000 or 49.3% from $999,000 for the three months ended September 30, 2002 to $1.49 million for the three months ended September 30, 2003. This increase stemmed primarily from the $288,000 gain on sale of securities, as well as from revenues related to the continued growth of TFB’s deposit base and retail banking activities, the increase of estate fees within TFB’s Wealth Management Services division, and the full quarter’s income generated from the February 28, 2003 purchase of bank-owned life insurance (“BOLI”). Service charges on deposit accounts increased $86,000, or 16.5% to $609,000 for the quarter ended September 30, 2003, compared with $522,000 for the same quarter one year earlier. A major factor in the increase in service charges on deposit accounts was the impact of TFB’s average demand deposit base increasing 25.6% from $48.1 million for the September 30, 2002 quarter to $60.4 million for the September 30, 2003 quarter.

TOTAL OTHER EXPENSES.  Total other expenses increased 9.2% or $280,000 to $3.33 million for the three months ended September 30, 2003, compared with $3.05 million for the three months ended September 30, 2002. Salary and benefit expenses increased $211,000, or 14.6% from the September 2002 quarter to the September 2003 quarter. The primary causes of the growth in salary and benefit expense were increases in the defined-benefit pension plan and medical insurance expense, as well as customary annual salary increases. Occupancy and furniture and equipment expenses also increased over the same period by $32,000 and $46,000, respectively. The increase in occupancy expense primarily reflects the increase in rented office space for administrative personnel. The increase in furniture and equipment expenses primarily reflects increases in the maintenance and depreciation of computer software. Other operating expenses decreased $8,000 or 0.7%.

COMPARISION OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NET INCOME.  Net income for the nine months ended September 30, 2003 was $3.24 million or $0.93 per diluted share compared with $2.92 million or $0.84 per diluted share for the nine months ended September 30, 2002. The $328,000 or 11.2% increase in net income was primarily due to the increase in net interest income, as well as increases in Wealth Management Income, service charges on deposits, other service charges, and gains on sales of securities. These were partially offset by the increase in other expenses and provision for loan losses.

NET INTEREST INCOME.  Net interest income increased $378,000 or 3.4% to $10.97 million for the nine months ended September 30, 2003 compared with $10.59 million for the nine months ended September 30, 2002. The net interest margin, computed on a tax equivalent basis, for the nine-month period through September 30, 2003 was 4.73% compared with 5.15% for the same period one year earlier. The decrease in the net interest margin can be attributed primarily to the declining interest rate environment, and the corresponding reduction in the average rate on earning assets, which declined on a tax equivalent basis to 6.01% for the nine months ended September 30, 2003, from 7.06% for the nine months ended September 30, 2002.

Average interest-earning assets grew 13.2% to $312.0 million for the first nine months of 2003 compared with $275.7 million for the first nine months of 2002. Total interest income decreased $569,000 or 3.9% to $13.98 million for the nine months ended September 30, 2003, compared with $14.55 million for the nine months ended September 30, 2002, as a result of the declining interest rate environment and its effect on the yield on interest-earning assets. Interest and fees on loans decreased $277,000, or 2.2% to $12.47 million for the year-to-date period ended September 30, 2003. Average loans outstanding totaled $240.9 million and earned 6.96% on a tax-equivalent basis for the nine months ended September 30, 2003, compared with $214.3 million and 7.96%, respectively, for the nine months ended September 30, 2002. Investment securities income decreased $184,000 or 11.4%, while interest on federal funds sold decreased $108,000 or 68.9%. Investment securities and federal funds sold averaged $65.1 million and $6.0 million, respectively, for the first nine months of 2003 compared with $48.7 million and $12.8 million for the same period one year earlier. The yield on investment securities and federal funds was 2.81% on a tax-equivalent basis for the first nine months of 2003, compared with 3.93% for the first nine months of 2002.

Total interest expense decreased $947,000 or 23.9% to $3.01 million for the nine months ended September 30, 2003 from $3.95 million for the nine months ended September 30, 2002. Average interest-bearing liabilities grew 11.6% to $249.4 million for the first nine months of 2003 compared with $223.5 million for the first nine months of 2002, while the average cost of interest-bearing liabilities decreased to 1.60% from 2.36% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the declining interest rate environment. Average certificates of deposit balances for the first nine months of 2003 were $78.0 million at an average cost of 2.72%, compared with $69.7 million at an average cost of 3.98% for the same period one year earlier. Interest-bearing checking account deposits averaged $51.5 million at an average cost of 0.19% for the year to date through September 2003, compared with $45.8 million at an average cost of 0.40% for the same period one year earlier. Interest-bearing money market and other savings deposits averaged $100.5 million at an average cost of 0.87% for the nine months ended September 30, 2003, compared with $90.2 million at an average cost of 1.63% for the same period one year earlier. Average FHLB of Atlanta advances were $15.0 million at an average cost of 4.64% for the first nine months of 2003 and 2002.

The following table sets forth information relating to Bankshares’ average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the nine-month periods ended September 30, 2003 and 2002. Such yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	9 Months Ending September 30, 2003			9 Months Ending September 30, 2002

	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate

ASSETS:
Loans
Taxable	231,600	12,161	6.95%	207,578	12,544	8.00%
Tax-exempt (1)	8,399	513	8.05%	5,703	352	8.14%
Nonaccrual	938	0		992	0

Total Loans	240,937	$12,674	6.96%	214,273	$12,896	7.96%

Securities
Taxable	63,277	1,375	2.88%	45,996	1,524	4.42%
Tax-exempt (1)	1,595	80	6.65%	2,518	132	6.98%

Total securities	64,872	$1,455	2.97%	48,514	$1,656	4.55%

Deposits in banks	189	2	1.10%	144	2	1.71%
Federal funds sold	6,011	49	1.07%	12,805	156	1.61%

Total earning assets	312,009	$14,180	6.01%	275,736	$14,710	7.06%

Less: Reserve for loan losses	(3,060)			(2,938)
Cash and due from banks	16,238			16,926
Bank premises and equipment, net	7,326			6,631
Other assets	8,573			3,133

Total Assets	341,086			299,488

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	61,846			49,285

Interest-bearing deposits
NOW accounts	51,486	82	0.14%	45,821	136	0.40%
Money market accounts	60,126	500	0.82%	52,868	737	1.86%
Savings accounts	40,346	156	0.40%	37,320	364	1.30%
Time deposits	77,976	1,586	2.59%	69,691	2,076	3.98%

Total interest-bearing deposits	$229,935	2,324	1.19%	205,700	$3,313

Federal funds purchased and securities sold under agreements to repurchase	1,002	10	1.17%	-	0	0.00%
Federal Home Loan Bank advances	15,000	527	4.64%	15,000	527	4.64%
Capital Securities of Subsidiary Trust	4,018	146	4.59%	2,783	115	5.55%

Total interest-bearing liabilities	$249,955	3,007	1.60%	223,483	$3,955	2.36%

Other liabilities	2,136			2,000
Shareholders’ equity	27,149			24,720

Total Liabilities & Shareholders’ Equity	341,086			299,488

Net interest spread		$11,173			$10,755

Interest expense as a percent of average earning assets			1.28%			1.91%
Net interest margin			4.73%			5.15%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares for the nine-month periods ended September 30, 2003 and 2002. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

RATE / VOLUME VARIANCE (In Thousands)

	Nine Months Ending September 30, 2003 Compared to
	Nine Months Ending September 30, 2002

		Due to	Due to
	Change	Volume	Rate

Loans; taxable	$(383)	$2,873	$(3,256)
Loans; tax-exempt (1)	161	165	(4)
Securities; taxable	(149)	(1,789)	1,640
Securities; tax-exempt (1)	(52)	(47)	(5)
Deposits in banks	-	-	-
Federal funds sold	(107)	(66)	(41)

Total Interest Income	(530)	1,136	(1,666)

INTEREST EXPENSE
NOW accounts	(54)	19	(73)
Money market accounts	(237)	123	(360)
Savings accounts	(208)	32	(240)
Time deposits	(490)	291	(781)
Federal funds purchased and securities sold under agreements to repurchase	10	5	-
Federal Home Loan Bank Advances	-	-	-
Capital Securities of Subsidiary Trust	31	43	(12)

Total Interest Expense	(948)	513	(1,466)

Net Interest Income	$418	$623	$(200)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES.  The provision for loan losses was $470,000 and $253,000 for the nine months ended September 30, 2003 and 2002, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the allowance for loan losses as described in the “Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002.”

TOTAL OTHER INCOME.  Total other income increased by $1.04 million or 37.0% from $2.80 million for the nine months ended September 30, 2002 to $3.84 million for the nine months ended September 30, 2003, primarily due to the same factors discussed in the “Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002.” Service charges on deposit accounts increased $384,000, or 26.0% to $1.86 million for the nine months ended September 30, 2003, compared with $1.48 million for the same period one year earlier. A major factor in the increase in service charges on deposit accounts was the impact of TFB’s average demand deposit base increasing 25.6% from $48.1 million for the nine months ended September 30, 2002 to $60.4 million for the nine months ended September 30, 2003. Other service charges, commissions, and fees increased $261,000 or 35.9% to $988,000 primarily due to $148,000 of income generated from the purchase of BOLI.

TOTAL OTHER EXPENSES.  Total other expenses increased 9.0% or $804,000 to $9.72 million for the nine months ended September 30, 2003, compared with $8.91 million for the nine months ended September 30, 2002. Salary and benefit expenses increased $611,000 or 14.5% from the first nine months of 2002 to the first nine months of 2003. The primary factors causing the increase in salary and benefit expense were increases in TFB’s retirement plans of $201,000 and medical insurance expense of $70,000, as well as customary annual salary increases. Occupancy and furniture and equipment expenses also increased over the same period by $100,000 and $140,000, respectively. The increase in occupancy expense primarily reflects the increased snow removal expenses resulting from the severe winter of January through March 2003 compared to the same period in 2002, as well as an increase in rented office space for administrative personnel. The increase in furniture and equipment expenses primarily reflects increases in the maintenance and depreciation of computer software. Other operating expenses decreased $48,000 or 1.4%, largely due to a decline in marketing expense. During the first quarter of 2002, TFB celebrated its centennial anniversary year, which added approximately $42,000 to the 2002 marketing expenses. These centennial expenses were not recurring in nature and had no impact in 2003.

COMPARISON OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 FINANCIAL CONDITION

Assets totaled $375.3 million at September 30, 2003, an increase of 16.7% or $53.8 million from $321.5 million at December 31, 2002. Balance sheet categories reflecting significant changes include loans, federal funds sold and federal funds purchased, securities, other assets, and deposits. Each of these categories is discussed below.

LOANS. Net loans were $276.1 million at September 30, 2003, which is an increase of $62.4 million or 29.2% from $213.7 million at December 31, 2002. The growth in total loans is primarily attributable to an increase in mortgage loans collateralized by 1-to-4 family residential real estate of $25.9 million, an increase in mortgage loans collateralized by commercial real estate of $19.6 million, an increase in commercial and industrial loans of $6.1 million, an increase in construction and land development loans of $5.5 million, and an increase in consumer installment loans of $4.7 million.

FEDERAL FUNDS SOLD and FEDERAL FUNDS PURCHASED. Federal funds purchased were $8.6 million at September 30, 2003, compared to federal funds sold of $4.9 million at December 31, 2002.

SECURITIES. Investment securities decreased $11.1 million from December 31, 2002 to September 30, 2003. This decrease reflects the contractual repayment and prepayment of principal on government agency and private-issue securities collateralized by residential mortgage loans.

OTHER ASSETS. Other assets increased $5.5 million from December 31, 2002 to September 30, 2003. On February 28, 2003, TFB purchased $5 million of BOLI policies on certain key executives. BOLI is recorded at its cash surrender value, or the amount that can be realized. At September 30, 2003, the cash surrender value of BOLI was $5,148,000.

DEPOSITS. At September 30, 2003, total deposits were $317.1 million, reflecting an increase of $43.5 million or 15.9% from $273.7 million at December 31, 2002. The growth was attributable to growth in interest-bearing deposits, which increased $27.0 million, and growth in noninterest-bearing deposits, which increased $16.5 million. Several factors may have contributed to the increase in interest-bearing deposits, including the outflow of funds from the equity investment markets into bank deposits.

SHAREHOLDERS’ EQUITY

Total shareholders’ equity was $27.7 million at September 30, 2003 compared to $26.4 million at December 31, 2002, an increase of $1.2 million, or 4.6%. During the nine months ended September 30, 2003, shareholders’ equity was reduced by $730,000 due to the change in the accumulated other comprehensive income (loss). This represents the change in the market value of TFB’s available-for-sale securities portfolio from December 31, 2002 to September 30, 2003. The change in market value was the result of the sale of securities from the portfolio, purchases of securities added to the portfolio, changes in market interest rates, and other factors. In addition, TFB’s shareholder’s equity was reduced $354,000 due to the repurchase of 21,010 shares of Bankshares’ common stock.

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

Non-performing loans totaled approximately $1.10 million, or 0.38% of total loans at September 30, 2003,

as compared with $850,000, or 0.39% of total loans at December 31, 2002, and $1.09 million, or 0.50% of total loans at September 30, 2002. Non-performing loans as a percentage of the allowance for loan losses were 32.8%, 29.2%, and 36.4% at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

Loans that are 90 days past due and accruing interest totaled $231,000 and $244,000 at September 30, 2003 and December 31, 2002, respectively. No loss is anticipated on these loans based on the value of the underlying collateral and other factors.

There are no loans, other than those disclosed above as either non-performing or impaired, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. To management’s knowledge, no concentration of loans to borrowers engaged in similar activities exceeds 10% of total loans.

CAPITAL RESOURCES AND LIQUIDITY

TFB’s primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its funds for existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management regularly monitors projected liquidity needs and determines the desirable funding level based in part on TFB’s commitments to make loans and management’s assessment of TFB’s ability to generate funds.

Cash and amounts due from depository institutions and interest-bearing deposits in other banks totaled $20.0 million at September 30, 2003. These assets provide the primary source of liquidity for TFB. In addition, management has designated the investment securities portfolio, totaling $60.7 million, as available for sale, and TFB has a line of credit with the FHLB of Atlanta to provide additional sources of liquidity. The FHLB of Atlanta line of credit had a borrowing limit of approximately $60.0 million at September 30, 2003, of which $15.0 million was in use.

CAPITAL REQUIREMENTS

Bankshares and TFB are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on Bankshares’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bankshares and TFB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Bankshares’ and TFB’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and TFB to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). As the table below shows, Bankshares and TFB exceeded their regulatory capital requirements as of September 30, 2003.

					Minimum To Be “Well
(Amount in thousands except ratios)					Capitalized” Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

As of September 30, 2003:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted
Assets):
Consolidated	$34,905	12.72%	$21,953	8.00%	N/A	N/A

The Fauquier Bank	34,821	12.69%	21,952	8.00%	27,441	10.00%

Tier 1 Capital (to Risk-Weighted
Assets):
Consolidated	31,567	11.50%	10,980	4.00%	N/A	N/A

The Fauquier Bank	31,483	11.47%	10,979	4.00%	16,465	6.00%

Tier 1 Capital (to Average
Assets):
Consolidated	31,567	8.81%	14,332	4.00%	N/A	N/A

The Fauquier Bank	31,483	8.78%	14,343	4.00%	17,919	5.00%

RECENT ACCOUNTING PRONOUNCEMENTS

               In November 2002, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Bankshares’ consolidated financial statements.

               In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46; however, the adoption of this Interpretation is not expected to have a material impact on Bankshare’s consolidated financial statements.

               In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on Bankshares’ consolidated financial statements.

               In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on Bankshares’ consolidated financial statements.

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

TFB monitors exposure to instantaneous change in market rates of up to 200 basis points up or down. TFB’s policy limits for the maximum negative impact on net interest income and change in the economic value of equity resulting from instantaneous change in market interest rates of 200 basis points are 15% and 35%, respectively. Management has maintained a risk position within these guideline levels during the third quarter of 2003.

There have been no material changes in market risk since the 2002 year end.

ITEM 4.	CONTROLS AND PROCEDURES

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Bankshares that file periodic reports under the Exchange Act are now required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act, is communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Bankshares has established disclosure controls and procedures to ensure that material information related to Bankshares is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the chief executive officer and the chief financial officer and the other executive officers of Bankshares and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to Bankshares’ operations. The chief executive officer and chief financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, concluded that such disclosure controls and procedures were operating effectively as designed.

There were no significant changes in Bankshares’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting.

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

11	Refer to Part I, Item 1, Footnote 6 to the Consolidated Financial Statements.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

(b)	Reports on Form 8-K:

Current Report on Form 8-K, filed on July 18, 2003, attaching a press release announcing Bankshares’ results of operations for the quarter ended June 30, 2003.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC. (Registrant)

Dated: November 14, 2003	/s/ C. Hunton Tiffany

C. Hunton Tiffany Chairman and Chief Executive Officer (principal executive officer)

Dated: November 14, 2003	/s/ Randy K. Ferrell

Randy K. Ferrell President and Chief Operating Officer

Dated: November 14, 2003	/s/ Eric P. Graap

Eric P. Graap Senior Vice President and Chief Financial Officer (principal financial officer)