Form 10-K
period 2003-12-31
FAUQUIER BANKSHARES INC
filed 2004-03-30
CIK 1083643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

           For the transition period from _____________to_____________


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes     No  X
    ---     ---

The aggregate market value of the shares of the registrant's common stock held by "non-affiliates" of the registrant, based upon the closing sale price of its common stock on the NASDAQ SmallCap Market System on June 30, 2003, was $45,450,265. Shares held by each officer, director and holder of 10% or more of the registrant's outstanding common stock have been excluded as shares held by affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,304,732 shares of common stock outstanding as of March 17, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders to be held on May 18, 2004 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                           Page

PART I

Item 1.    Business                                                            1

Item 2.    Properties                                                          8

Item 3.    Legal Proceedings                                                   8

Item 4.    Submission of Matters to a Vote of Security Holders                 8

           Executive Officers of the Registrant                                9

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters                                                            10

Item 6.    Selected Financial Data                                            10

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                           10

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         31

Item 8.    Financial Statements and Supplementary Data                        34

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           34

Item 9A.   Controls and Procedures                                            34

PART III

Item 10.   Directors and Executive Officers of the Registrant                 34

Item 11.   Executive Compensation                                             35

Item 12.   Security Ownership of Certain Beneficial Owners and Management     35

Item 13.   Certain Relationships and Related Transactions                     35

Item 14.   Principal Accounting Fees and Services                             36

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   36

Audited Consolidated Financial Statements

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Fauquier Bankshares, Inc. ("Bankshares") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("TFB"). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,312,230 shares of common stock, par value $3.13 per share, held by approximately 387 holders of record on December 31, 2003.

TFB has seven full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas and New Baltimore. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. TFB has purchased a property in Bealeton, Virginia, and has begun building its eighth full-service branch office scheduled to open during the first half of 2004.

THE FAUQUIER BANK

TFB's general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty
(50) miles southwest of Washington, D.C.

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

TFB operates a Wealth Management Services division ("WMS") that began with the granting of trust powers to TFB in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. TFB through its subsidiary Fauquier Bank Services, Inc. has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Investments Group, LLC, a full service broker/dealer. Bankers Insurance consists of a consortium of 56 Virginia community bank owners and Bankers Investments Group is owned by 28 Virginia community banks.

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

As of December 31, 2003, Bankshares had total consolidated assets of $378.5 million, total consolidated deposits of $321.1 million, and total consolidated shareholders' equity of $28.5 million.

LENDING ACTIVITIES

TFB offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in TFB's market area. TFB's total loans, net of allowance, at December 31, 2003 were $295.3 million, or 78.0% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. TFB has no foreign loans or loans for highly leveraged transactions.

TFB's primary market area consists of Fauquier and Prince William Counties, Virginia and the surrounding communities. There is no assurance that this area will experience economic growth. Adverse conditions in any one or more of the industries operating in Fauquier or Prince William Counties, or a slow-down in general economic conditions could have an adverse effect on Bankshares and TFB.

TFB's loans are concentrated in three major areas: real estate loans, consumer loans, and commercial loans. Approximately 7.0% and 13.9% of TFB's loan portfolio at December 31, 2003 consisted of commercial and consumer loans, respectively. The majority of TFB's loans are made on a secured basis. As of December 31, 2003, approximately 74.8% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans remained steady at $17.2 million for 2003 compared with $17.2 million for 2002.

                          LOANS SECURED BY REAL ESTATE

ONE TO FOUR ("1-4") FAMILY RESIDENTIAL LOANS. TFB's 1-4 family residential mortgage loan portfolio consists of conventional loans, primarily with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2003, TFB's conventional 1-4 family residential loans amounted to $119.1 million, or 39.8% of the total loan portfolio. Substantially all of TFB's single-family residential mortgage loans are secured by properties located in TFB's service area. TFB requires private mortgage insurance ("PMI") if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

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

TFB also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of construction loans are to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. TFB limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2003, TFB's construction loans totaled $21.2 million, or 7.1% of the total loan portfolio.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $81.9 million, or 27.4% of total loans at December 31, 2003, and consist principally of commercial loans for which real estate constitutes a source of collateral. These loans are secured primarily by owner-occupied properties. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

                                 CONSUMER LOANS

TFB's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans that are payable on an installment basis. TFB offers a wide variety of consumer loans, including installment loans, credit card loans, home equity loans, and other secured and unsecured credit facilities. Approximately 93% of these loans, on a dollar-value basis, are for terms of six years or less, and are secured by liens on automobles of the borrowers. The remaining consumer loans are either secured by other personal assets of the borrower, or made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a six-year amortization schedule. The consumer loan portfolio was $41.4 million or 13.9% of total loans at December 31, 2003.

                                COMMERCIAL LOANS

TFB's commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 79% of TFB's commercial loans, on a dollar-value basis, with the remainder of commercial loans made on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indexes and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by TFB's loan officers.

Certain credit risks are inherent in originating and keeping loans on TFB's balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. TFB attempts to minimize loan losses through various means. In particular, on larger credits, TFB generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, TFB attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $21.1 million or 7.0% of total loans at December 31, 2003.

DEPOSIT  ACTIVITIES

Deposits are the major source of TFB's funds for lending and other investment activities. TFB considers its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 75.3% of TFB's total deposits at December 31, 2003. Approximately 24.7% of TFB's deposits at December 31, 2003 were certificates of deposit. Generally, TFB attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 9.4% of TFB's total deposits at December 31, 2003. Historically, time deposits of $100,000 and over have generally paid interest at the same rates as certificates of less than $100,000. The majority of TFB's deposits are generated from Fauquier and Prince William Counties. TFB has not accepted brokered deposits to date, but will continue to evaluate many funding sources, including the use of brokered deposits, as part of its asset/liability management process.

INVESTMENTS

TFB invests a portion of its assets in U.S. Treasury and U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock, and equity securities. TFB's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. TFB does not currently engage in any off-balance sheet hedging activities. TFB's total investments, at fair value, were $52.4 million, or 13.8% of total assets at December 31, 2003. Income from investments in 2003 totaled $2.2 million, consisting of $1.9 million in interest and dividends and $248,000 in gain on sale. In 2002, income from investments totaled $2.1 million and consisted of $2.1 million in interest and dividends and $34,000 in gain on sale.

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

SARBANES-OXLEY ACT OF 2002. Bankshares is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), including the filing of annual, quarterly, and other reports with the Securities and Exchange Commission (the "SEC"). As an Exchange Act reporting company, Bankshares is directly affected by the Sarbanes-Oxley Act of 2002 (the "SOX"), which is aimed at improving corporate governance, internal controls and reporting procedures. Bankshares is complying with new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future.

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

Although Bankshares could qualify to become a financial holding company under the Act, it does not contemplate seeking to do so until it identifies significant specific benefits from doing so. Bankshares does not believe that the Act will have a material effect on its operations in the near-term. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate with each other, the financial services industry may experience further consolidation. This could result in a growing number of financial institutions that offer a wider variety of financial services than Bankshares currently offers and that can aggressively compete in the markets Bankshares currently serves.

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

As a bank, TFB is also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution,
(iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

DIVIDENDS. Dividends from TFB constitute the primary source of funds for dividends to be paid by Bankshares. There are various statutory and contractual limitations on the ability of TFB to pay dividends, extend credit, or otherwise supply funds to Bankshares, including the requirement under Virginia banking laws that cash dividends only be paid out of net undivided profits and only if such dividends would not impair the capital of TFB. The Federal Reserve also has the general authority to limit the dividends paid by bank holding companies and state member banks, if the payment of dividends is deemed to constitute an unsafe and unsound practice. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. TFB does not expect any of these laws, regulations or policies to materially impact its ability to pay dividends to Bankshares.

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

CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, retained earnings, qualifying perpetual preferred stock, and certain hybrid capital instruments, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, certain hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2003, TFB had a total risk-based capital ratio of 12.7% and a Tier 1 risk-based capital ratio of 11.5%, and Bankshares had a total risk-based capital ratio of 12.8% and a Tier 1 risk-based capital ratio of 11.5%.

Each of the federal regulatory agencies has also established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets, or the "leverage ratio"). These guidelines provide for a minimum leverage ratio of 4.0% for banks and bank holding companies. As of December 31, 2003, TFB had a leverage ratio of 8.6%, and Bankshares had a leverage ratio of 8.6%.

The FDIC Improvement Act of 1991 ("FDICIA") made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action with respect to insured institutions such as TFB which have total assets of $250 million or more. Annual full-scope, on-site regulatory examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to the institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also re-codified current law under the Federal Reserve Act restricting extensions of credit to insiders.

FDICIA also contains "prompt corrective action" provisions pursuant to which banks are classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. TFB was notified by the Federal Reserve Bank of Richmond that, at December 31, 2003, both Bankshares and TFB were considered "well capitalized."

FEDERAL HOME LOAN BANK ("FHLB") OF ATLANTA. TFB is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to its members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, TFB is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to TFB. In addition, TFB is required to pledge collateral for outstanding advances. The borrowing agreement with the FHLB of Atlanta provides for the pledge by TFB of various forms of securities and mortgage loans as collateral. Borrowers pledging mortgage collateral must maintain, at all times, possession and/or control of the original legal documents (i.e., note and mortgage).

USA PATRIOT ACT. The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists' activities. Interim rules implementing the USA PATRIOT Act were issued effective March 4, 2002. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, TFB does not expect the USA PATRIOT Act to materially affect its products, services, or other business activities.

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

EMPLOYEES

As of December 31, 2003, Bankshares and TFB employed 112 full-time employees and 25 part-time employees compared with 101 full-time and 25 part-time employees as of December 31, 2002. No employee is represented by a collective bargaining unit. Bankshares and TFB consider relations with employees to be good.

AVAILABLE INFORMATION

Bankshares files annual, quarterly and current reports, proxy statements and other information with the SEC. Bankshares' SEC filings are filed electronically and are available to the public over the internet at the SEC's website at http://www.sec.gov. In addition, any document filed by Bankshares with the SEC can be read and copied at the SEC's public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. Bankshares' website is http://www.fauquierbank.com, and Bankshares' SEC filings are available through this website. Copies of documents can also be obtained free of charge by writing to Secretary, Fauquier Bankshares, Inc. at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 540-347-2700.

ITEM 2.           PROPERTIES


TFB owns or leases property and operates branches at the following locations:

LOCATION                   LEASE/OWN         RENT (ANNUAL)             EXPIRATION       RENEWAL
---------------------------------------------------------------------------------------------------------------
Main Office *
P.O. Box 561                 Own            N/A                            N/A             N/A
10 Courthouse Square
Warrenton, VA 20186

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
Warrenton, VA 20186

Bealeton Property**
US Rt. 17 & Station Dr.      Own            N/A                            N/A             N/A
Bealeton, VA 22712
---------------------------------------------------------------------------------------------------------------

     *TFB and Bankshares occupy this location.
     **Currently under construction; branch scheduled to open during the first half of 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2003.


                                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                     FIRST YEAR AS
                                  POSITION HELD WITH COMPANY AND/OR PRINCIPAL          EXECUTIVE      AGE AS OF
                               OCCUPATIONS AND DIRECTORSHIPS DURING THE PAST           OFFICER OF      DECEMBER
           NAME                                 FIVE YEARS                              COMPANY        31, 2003
           ----                                 ----------                              -------        --------
C. Hunton Tiffany            Chairman of the Board of Bankshares since 1996.              1984            64
                             Chief Executive Officer of Bankshares since 1984.
                             President of Bankshares from 1984 to May 2003.
                             Chairman of the Board of TFB since 1996. Chief
                             Executive Officer of TFB from 1982 to May 2003.
                             President of TFB from 1982 to January 2002.
                             Director of Bankshares since 1984. Director of TFB
                             since 1974.

Randy K. Ferrell             President and Chief Operating Officer of Bankshares          1994            53
                             since May 2003. Senior Vice President of Bankshares
                             from 1994 to May 2003. Chief Executive Officer of TFB
                             since May 2003.  President of TFB since 2002. Chief
                             Operating Officer of TFB from 2002 to June, 2003.
                             Executive Vice President of TFB, Commercial and
                             Retail Banking/MIS from 2001 to 2002. Director of
                             Bankshares since December 2003. Director of TFB since
                             2002.

Gary R. Shook                Senior Vice President of Bankshares and TFB, Wealth          1995            43
                             Management Services, since 1995.

Rosanne T. Gorkowski         Senior Vice President of TFB, Human Resources and            2000            58
                             Administration since 2000. Vice President of TFB from
                             1999 to 2000. Director of Human Resources for Walcoff
                             Associates, a Fairfax, VA based information
                             technology company, from 1997 to 1999.

Eric P. Graap                Senior Vice President and Chief Financial Officer of         2000            50
                             Bankshares and TFB since 2000. Treasurer and Chief
                             Financial Officer of The Community Preservation
                             Corporation, a New York, NY based community
                             development financial company from 1994 to 2000.

Mark A. Debes                Senior Vice President of TFB, Retail Banking since           2002            38
                             2002. Vice President of TFB from 1998 to 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bankshares' common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation ("NASDAQ") SmallCap Market System under the symbol "FBSS". Bankshares' common stock commenced trading on December 27, 1999.

As of December 31, 2003, there were 3,312,230 shares outstanding of Bankshares' common stock, which is Bankshares' only class of stock outstanding. These shares were held by approximately 387 holders of record. The following table sets forth the high and low sales prices for Bankshares' common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

                         2003                  2002         Dividends per share
                  ------------------    ------------------  -------------------
                    High       Low        High       Low       2003      2002
                  --------   -------    --------   -------  ---------   -------
1st Quarter       $ 17.49    $ 14.35    $ 13.50    $ 12.06    $ 0.11    $ 0.10

2nd Quarter       $ 17.53    $ 15.50    $ 16.35    $ 13.25    $ 0.12    $ 0.10

3rd Quarter       $ 18.52    $ 17.16    $ 15.10    $ 13.91    $ 0.12    $ 0.10

4th Quarter       $ 22.95    $ 18.20    $ 16.90    $ 14.42    $ 0.13    $ 0.11


All amounts in the table above have been restated to reflect the two-for-one stock split in 2002.

Bankshares' future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Bankshares' ability to pay cash dividends will depend entirely upon TFB's ability to pay dividends to Bankshares.

Transfers of funds from TFB to Bankshares in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2003, the aggregate amount of unrestricted funds that could be transferred from TFB to Bankshares without prior regulatory approval totaled $5.7 million.

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


     SELECTED FINANCIAL DATA
                                                                At and for the Year Ended December 31,
(Dollars in thousands, except per share data)     2003             2002             2001             2000              1999
EARNINGS STATEMENT DATA:
Interest income                               $    19,136      $    19,496      $    19,785      $    18,002       $    17,129
Interest expense                                    4,001            5,082            7,221            6,084             6,043
                                              -----------      -----------      -----------      -----------       -----------
Net interest income                                15,135           14,414           12,564           11,918            11,086
Provision for loan losses                             784              346              350              457               695
                                              -----------      -----------      -----------      -----------       -----------
Net interest income after
  provision for loan losses                        14,351           14,068           12,214           11,461            10,391
Noninterest income                                  4,780            3,866            3,836            2,842             2,433
Securities gains (losses)                             248               34               --             (111)               --
Noninterest expense                                13,222           12,296           10,938            9,665             9,023
                                              -----------      -----------      -----------      -----------       -----------
Income before income taxes                          6,157            5,672            5,112            4,527             3,801
     Income taxes                                   1,821            1,742            1,597            1,430             1,162
                                              -----------      -----------      -----------      -----------       -----------
Net income                                    $     4,336      $     3,930      $     3,515      $     3,097       $     2,639
                                              ===========      ===========      ===========      ===========       ===========
PER SHARE DATA: (1)
Net income per share, basic                          1.31             1.18             1.03             0.88              0.73
Net income per share, diluted                        1.24             1.14             1.01             0.88              0.73
Cash dividends                                       0.48             0.41             0.36             0.32              0.28
Average basic shares outstanding                3,308,124        3,312,084        3,406,866        3,510,364         3,604,330
Average diluted shares outstanding              3,480,588        3,460,128        3,473,696        3,533,546         3,636,264
Book value at period end                             8.59             8.00             7.21             6.55              5.98

BALANCE SHEET DATA:
Total Assets                                  $   378,460      $   321,499      $   285,202      $   249,855       $   233,208
Loans, net                                        295,312          213,698          207,453          197,879           181,503
Investment securities                              52,386           71,737           36,908           16,956            18,779
Deposits                                          321,129          273,668          243,747          212,103           187,273
Shareholders' equity                               28,463           26,431           24,157           22,419            21,204

PERFORMANCE RATIOS:
Net interest margin(2)                               4.80%            5.24%            5.02%            5.56%             5.35%
Return on average assets                             1.24%            1.29%            1.28%            1.32%             1.14%
Return on average equity                            15.84%           15.74%           14.73%           14.13%            12.50%
Dividend payout                                     35.08%           34.51%           34.76%           36.09%            34.34%
Efficiency ratio(3)                                 65.17%           66.44%           65.78%           64.69%            63.51%

ASSET QUALITY RATIOS:
Allowance for loan losses to period
  end loans, net                                     1.20%            1.34%            1.36%            1.27%             1.24%
Nonperforming loans to allowance for
  loan losses                                       27.06%           29.20%           31.96%            4.74%             5.49%
Non-performing assets to period end loans
  and other real estate owned                        0.33%            0.39%            0.43%            0.06%             0.07%
Net charge-offs to average loans                     0.04%            0.14%            0.02%            0.10%             0.15%

CAPITAL RATIOS:
Leverage                                             8.58%            9.35%            8.30%            9.13%             8.80%
Risk Based Capital Ratios:
Tier 1 capital                                      11.51%           14.26%           12.00%           11.96%            12.20%
Total capital                                       12.76%           15.52%           13.25%           13.21%            13.40%

(1) Amounts have been restated to reflect a two-for-one stock split during 2002.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Bankshares, and are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" "may," "will" or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of TFB's loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower's overall financial condition, resources and payment record, the prospects for support from financial guarantors; and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Additionally, the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the formula allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. We also consider trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The formula allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

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

EXECUTIVE OVERVIEW

This discussion is intended to focus on certain financial information regarding Bankshares and TFB and may not contain all the information that is important to the reader. The purpose of this discussion is to provide the reader with a more thorough understanding of our financial statements. As such, this discussion should be read carefully in conjunction with the consolidated financial statements and accompanying notes contained elsewhere in this report.

Through merger and consolidation, TFB has become the primary independent community bank in its immediate market area. It continually seeks to be the primary financial service provider for its market area by providing the right mix of high quality customer service, efficient technological support, value-added products, and a strong commitment to the community.

Net income of $4.3 million in 2003 was a 10% increase from 2002 net income of $3.9 million. Bankshares and TFB experienced growth across all of its primary operating businesses, with growth in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. During 2003, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. The result of this was a 38% increase in net loan outstandings in 2003. Deposits increased 17% from year-end 2002 to year-end 2003, with TFB gaining in-market customers who grew dissatisfied with the service and pricing resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. Assets under management grew by $48 million to $219 million, or 28%, from 2002, with revenue increasing from $694,000 to $936,000, or 34.7%, as management focused more people, marketing, and other resources toward its WMS business.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management's current projections, net interest income may increase in 2004 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in TFB's net interest margin resulting from competitive market conditions. Additionally, TFB's balance sheet is positioned for a stable or rising interest rate environment. This means that net interest is projected to increase if market interest rates rise, and to decrease if market interest rates fall. The specific nature of TFB's variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of TFB's deposit base structure. During 2003, demand deposits, NOW, and savings deposits averaged 21%, 18%, and 14% of total average deposits, respectively, while the more interest-rate sensitive time certificates of deposit averaged 27% of total average deposits.

TFB continues to have strong credit quality as evidenced by non-performing loans totaling $967,000 or 0.33% of total loans at December 31, 2003, as compared with $850,000, or 0.39% of total loans at December 31, 2002. The provision for loan losses was $784,000 for 2003 compared with $346,000 for 2002. The 126.6%
increase in the provision for loan losses from 2002 to 2003 was largely in response to the growth in new loan originations during 2003, and, to a lesser extent, the continued uncertainty existing in the economic and geopolitical environment.

Management continues the expansion of its branch network into southern Fauquier County with a new branch scheduled to open in Bealeton, Virginia during the first half of 2004. Additionally, TFB looks to add to its branch network in western Prince William County. TFB is looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its marketplace.

The following table presents a quarterly summary of earnings for the last two years. In 2003, earnings exhibited an increasing profitability from recurring sources when compared with the same quarter from the prior year, primarily the result of the steady and continuous growth in net interest income and fees on deposits.

                                                              EARNINGS
                                                           (In Thousands)


                                    Three Months Ended 2003                Three Months Ended 2002
                               ----------------------------------     ---------------------------------
                               DEC. 31  SEP. 30  JUNE 30  MAR. 31     DEC. 31 SEP. 30  JUNE 30  MAR. 31
                               -------  -------  -------  -------     ---------------  -------  -------

Interest income                 $5,160   $4,766   $4,619   $4,591     $4,951   $4,888   $4,954   $4,703
Interest expense                   994      956    1,030    1,021      1,128    1,264    1,358    1,332
                                ------   ------   ------   ------     ------   ------   ------   ------
Net Interest Income              4,166    3,810    3,589    3,570      3,823    3,624    3,596    3,371
Provision for loan losses          314      240      155       75         93       65       94       94
                                ------   ------   ------   ------     ------   ------   ------   ------
Net interest income after
  provision for loan losses      3,852    3,570    3,434    3,495      3,730    3,559    3,502    3,277
Other Income                     1,227    1,492    1,215    1,134      1,096      999      877      928
Other Expense                    3,546    3,334    3,300    3,082      3,385    3,054    2,963    2,895
                                ------   ------   ------   ------     ------   ------   ------   ------
Income before income taxes       1,533    1,728    1,349    1,547      1,441    1,504    1,416    1,310
Income tax expense                 440      522      403      456        426      473      444      398
                                ------   ------   ------   ------     ------   ------   ------   ------
Net income                      $1,093   $1,206   $  946   $1,091     $1,015   $1,031   $  972   $  912
                                ======   ======   ======   ======     ======   ======   ======   ======

Net income per share, basic     $ 0.33   $ 0.36   $ 0.28   $ 0.33     $ 0.31   $ 0.31   $ 0.29   $ 0.27
Net income per share, diluted   $ 0.31   $ 0.34   $ 0.27   $ 0.32     $ 0.29   $ 0.30   $ 0.28   $ 0.27


RESULTS OF OPERATIONS

2003 COMPARED TO 2002

Net income of $4.3 million in 2003 was a 10.3% increase from 2002 net income of $3.9 million. Earnings per share (EPS) on a fully diluted basis were $1.24 in 2003 compared to $1.14 in 2002. Profitability as measured by return on average equity increased from 15.7% in 2002 to 15.8% in 2003. Profitability as measured by return on average assets decreased from 1.29% in 2002 to 1.24% in 2003.

2002 COMPARED TO 2001

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

NET INTEREST INCOME AND EXPENSE

2003 COMPARED TO 2002

Net interest income for 2003 increased $721,000 or 5.0% to $15.1 million for the year ended December 31, 2003 from $14.4 million for the year ended December 31, 2002. This increase resulted from an increase in total average earning assets from $279.5 million in 2002 to $320.8 million in 2003, partially offset by a 44 basis point decrease in the net interest margin. The percentage of average earning assets to total assets decreased in 2003 to 91.6% from 92.0% in 2002. TFB's net interest margin decreased from 5.24% in 2002 to 4.80% in 2003.

Total interest income decreased $360,000 or 1.8% to $19.1 million in 2003 from $19.5 million in 2002. This decrease was due to the decrease in yield on interest-earning assets resulting from the declining market interest rates. Average loan balances increased from $215.7 million in 2002 to $253.4 million in 2003. The average yield on loans decreased to 6.86% in 2003 compared with 8.05% in 2002. Together, there was a $30,000 decrease in interest and fee income from loans for the year 2003 compared with year 2002. Average investment security balances increased $11.5 million from $51.1 million in 2002 to $62.7 million in 2003, primarily due to the excess liquidity generated from retail deposit growth in 2002 and 2003. The tax-equivalent average yield on investments declined from 4.21% in 2002 to 3.12% in 2003. Together, there was a decrease in interest and dividend income on security investments of $180,000 or 8.6%, from $2.1 million in 2002 to $1.9 million in 2003. Average federal funds sold balances decreased $8.0 million from $12.5 million in 2002 to $4.5 million in 2003. The average yield on federal funds sold declined from 1.58% in 2002 to 1.08% in 2003. Together, there was a $148,000 decrease in federal funds sold income from 2002 to 2003.

Total interest expense decreased $1.1 million or 21.3% from 2002 to 2003 primarily due to the decrease in cost on interest-bearing deposits also resulting from the declining market interest rates. Average deposit balances grew $38.7 million, primarily in demand deposits, time certificates of deposit, and money market accounts. The average rate on interest-bearing liabilities decreased from 2.25% in 2002 to 1.56% in 2003. The average rate on certificates of deposit decreased from 3.81% in 2002 to 2.66% in 2003. Interest expense on FHLB of Atlanta advances increased $15,000 from 2002 to 2003 due to the $1.1 million increase in average FHLB advances.

2002 COMPARED TO 2001

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

Net interest income increased $1.8 million or 14.7% to $14.4 million for the year ended December 31, 2002 from $12.6 million for the year ended December 31, 2001. This increase resulted from an increase in total average earning assets from $254.6 million in 2001 to $279.5 million in 2002, and a 22 basis point improvement in the net interest margin. The percentage of average earning assets to total assets decreased in 2002 to 92.0% from 93.0% in 2001. TFB's net interest margin increased from 5.02% in 2001 to 5.24% in 2002.

The following table sets forth information relating to Bankshares' average balance sheet and reflects the average yield on assets and average cost of liabilities and the average yields and rates paid for each of the years ended December 31, 2003, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively, for the periods presented.

       AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
                                 (In Thousands)

                                                   12 Months Ending December 31, 2003    12 Months Ending December 31, 2002
                                                   ----------------------------------    ----------------------------------
                                                     Average    Income/     Average        Average    Income/     Average
ASSETS:                                              Balances   Expense      Rate          Balances   Expense       Rate
                                                     --------   -------      ----          --------   -------       ----
  Loans
    Taxable                                          $243,975   $16,722      6.85%        $208,622    $16,863      8.08%
    Tax-exempt (1)                                      8,494       676      7.96%           6,128        509      8.30%
    Nonaccrual                                            962         0                        993          0
                                                     --------   -------                   --------    -------
       Total Loans                                    253,431    17,398      6.86%         215,743     17,372      8.05%
                                                     --------   -------                   --------    -------
  Securities and interest-bearing deposits
    Taxable                                            61,154     1,851      3.03%          48,768      1,990      4.08%
    Tax-exempt (1)                                      1,503       101      6.75%           2,364        164      6.94%
                                                     --------   -------                   --------    -------
       Total securities                                62,657     1,952      3.12%          51,132      2,154      4.21%
                                                     --------   -------                   --------    -------
  Deposits in banks                                       183         2      1.07%             174          3      1.72%
  Federal funds sold                                    4,502        49      1.08%          12,489        197      1.58%
                                                     --------   -------                   --------    -------
       Total earning assets                           320,773    19,401      6.05%         279,538     19,726      7.06%
                                                     --------   -------                   --------    -------
  Less: Reserve for loan losses                        (3,146)                              (2,957)
  Cash and due from banks                              16,092                               16,563
  Bank premises and equipment, net                      7,491                                6,532
  Other assets                                          8,896                                4,258
                                                     --------                             --------
       Total Assets                                  $350,106                             $303,934
                                                     ========                             ========

LIABILITIES AND
    SHAREHOLDERS' EQUITY:

  Deposits
    Demand deposits                                  $ 63,647                             $ 51,016

    Interest-bearing deposits
       NOW accounts                                    53,296       124      0.23%          46,403        165      0.36%
       Money market accounts                           61,388       634      1.03%          53,348        932      1.75%
       Savings accounts                                40,429       196      0.48%          37,833        439      1.16%
       Time deposits                                   78,701     2,093      2.66%          70,179      2,671      3.81%
                                                     --------   -------                   --------    -------
           Total interest-bearing deposits            233,814     3,047      1.30%         207,763      4,207      2.02%
                                                     --------   -------                   --------    -------

    Federal funds purchased                             2,862        39      1.35%              --         --
    Federal Home Loan Bank advances                    16,068       721      4.48%          15,000        705      4.70%
   Capital Securities of Subsidiary Trust               4,000       195      4.87%           3,079        170      5.52%
                                                     --------   -------                   --------    -------
       Total interest-bearing liabilities             256,744     4,001      1.56%         225,842      5,082      2.25%
                                                     --------   -------                   --------    -------
  Other liabilities                                     2,346                                2,112
  Shareholders' equity                                 27,369                               24,964
                                                     --------                             --------
       Total Liabilities & Shareholders' Equity      $350,106                             $303,934
                                                     ========                             ========
Net interest spread                                             $15,400      4.49%                    $14,644      4.81%
                                                                =======                               =======
Interest expense as a percent of average earning assets                      1.25%                                 1.82%
Net interest margin (2)                                                      4.80%                                 5.24%



                                                   12 Months Ending December 31, 2001
                                                   ----------------------------------
                                                     Average    Income/     Average
ASSETS:                                              Balances   Expense      Rate
                                                     --------   -------      ----
  Loans                                              $202,854   $17,330      8.54%
    Taxable                                             4,969       436      8.77%
    Tax-exempt (1)                                        980         0
    Nonaccrual                                       --------   -------
                                                      208,803    17,766      8.51%
       Total Loans                                   --------   -------
                                                       23,569     1,334      5.66%
  Securities and interest-bearing deposits              3,288       235      7.13%
    Taxable                                          --------   -------
    Tax-exempt (1)                                     26,857     1,569      5.84%
                                                     --------   -------
       Total securities                                    91         3      3.16%
                                                       18,839       676      3.59%
  Deposits in banks                                  --------   -------
  Federal funds sold                                  254,590    20,014      7.86%
                                                     --------   -------
       Total earning assets

  Less: Reserve for loan losses                        (2,778)
  Cash and due from banks                              11,917
  Bank premises and equipment, net                      5,621
  Other assets                                          4,355
                                                     --------
       Total Assets                                  $273,705
                                                     ========

LIABILITIES AND
    SHAREHOLDERS' EQUITY:

  Deposits                                           $ 43,628
    Demand deposits

    Interest-bearing deposits
       NOW accounts                                    39,980       262      0.66%
       Money market accounts                           36,307     1,049      2.89%
       Savings accounts                                32,137       695      2.16%
       Time deposits                                   76,469     4,256      5.57%
                                                     --------   -------
           Total interest-bearing deposits            184,893     6,262      3.39%
                                                     --------   -------
  Deposits in banks
    Federal funds purchased                                --        --
    Federal Home Loan Bank advances                    18,874       957      5.07%
   Capital Securities of Subsidiary Trust                  --        --
                                                     --------   -------
       Total interest-bearing liabilities             203,767     7,220      3.54%
                                                     --------   -------
  Other liabilities                                     2,445
  Shareholders' equity                                 23,865
                                                     --------
       Total Liabilities & Shareholders' Equity      $273,705
                                                     ========
                                                               --------
Net interest spread                                            $ 12,794      4.32%
                                                               ========
Interest expense as a percent of average earning assets                      2.84%
Net interest margin (2)                                                      5.02%


(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2) Net interest spread divided by total earning assets.

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

                             RATE / VOLUME VARIANCE
                                 (In Thousands)


                                                 2003 Compared to 2002                  2002 Compared to 2001
                                           ---------------------------------      ---------------------------------
                                                         Due to       Due to                    Due to       Due to
                                            Change       Volume        Rate        Change       Volume        Rate
                                           -------      -------      -------      -------      -------      ------
Loans; taxable                             $  (141)     $ 2,858      $(2,999)     $  (467)     $   493      $  (960)
Loans; tax-exempt (1)                          168          196          (29)          73          102          (28)
Securities; taxable                           (139)         505         (645)         656        1,426         (771)
Securities; tax-exempt (1)                     (63)         (60)          (3)         (71)         (66)          (5)
Deposits in banks                               (1)           0           (1)          --            3           (3)
Federal funds sold                            (148)        (126)         (22)        (479)        (228)        (251)
                                           -------      -------      -------      -------      -------      -------
     Total Interest Income                    (325)       3,374       (3,699)        (288)       1,729       (2,017)
                                           -------      -------      -------      -------      -------      -------

INTEREST EXPENSE
NOW accounts                                   (41)          25          (66)         (97)          42         (139)
Money market accounts                         (298)         140         (438)        (117)         492         (608)
Savings accounts                              (243)          30         (273)        (256)         123         (378)
Time deposits                                 (578)         324         (902)      (1,585)        (350)      (1,235)
Federal funds purchased and securities
   sold under agreements to repurchase          39           39           --           --           --           --
Federal Home Loan Bank advances                 15           50          (35)        (252)        (196)         (56)
Capital securities of subsidiary trust          25           51          (26)         170          170           --
                                           -------      -------      -------      -------      -------      -------
     Total Interest Expense                 (1,081)         659       (1,740)      (2,137)         281       (2,416)
                                           -------      -------      -------      -------      -------      -------
Net Interest Income                        $   757      $ 2,715      $(1,958)     $ 1,849      $ 1,448      $   400
                                           =======      =======      =======      =======      =======      =======

(1) Income and rates on tax-exempt assets are computed on a tax equivalent basis using a federal tax rate of 34%.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY

At December 31, 2003 and 2002, net loans accounted for 78.0% and 66.5%, respectively, of total assets and were the largest category of Bankshares' earning assets.

Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectable, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

Bankshares adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement has been amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." FASB Statement No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. FASB Statement No. 114, as amended also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

A loan is considered impaired when it is probable that TFB will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered "insignificant" and would not indicate an impairment situation, if in management's judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under FASB Statement No. 114. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible.

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

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2003, 2002, 2001, 2000, and 1999.

                          LOAN PORTFOLIO (In Thousands)


                                                                        December 31,
                                                ------------------------------------------------------------
                                                  2003         2002         2001         2000         1999
                                                --------     --------     --------     --------     --------
Loans secured by real estate:
   Construction                                 $ 21,243     $ 10,685     $ 16,851     $ 12,948     $ 11,746
   Secured by Farmland                             1,329        2,416        2,220          381          903
   1-4 Family Residential                        119,116       76,646       72,692       74,167       64,921
   Commercial Real Estate                         81,884       62,030       62,845       53,959       50,988
Commercial and industrial loans
  (except those secured by real estate)           21,070       20,386       15,154       17,148       16,689
Consumer loans to individuals (except those
  secured by real estate)                         41,429       35,397       34,640       36,083       33,787
All other loans                                   13,033        9,186        5,962        5,873        4,868
                                                --------     --------     --------     --------     --------
      Total loans                                299,104      216,746      210,364      200,559      183,902
Less:  Unearned discount                             217          138           54          126          115
                                                --------     --------     --------     --------     --------
     Total loans, net of unearned discount      $298,887     $216,608     $210,310     $200,433     $183,787
                                                ========     ========     ========     ========     ========

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2003:

                       MATURITY SCHEDULE OF SELECTED LOANS
                                 (In Thousands)

                                                1 Year
                                    Within      Within       After
                                    1 Year      5 Years     5 Years      Total
                                    -------     -------     -------     -------
Commercial and industrial loans     $11,192     $ 8,948     $   930     $21,070
Construction loans                   17,706       2,824         714      21,243
                                    -------     -------     -------     -------
                                    $28,898     $11,772     $ 1,643     $42,313
                                    =======     =======     =======     =======
For maturities over one year:
       Floating rate loans                      $ 1,556     $   568     $ 2,125
       Fixed rate loans                          10,216       1,075     $11,291
                                                -------     -------     -------
                                                $11,772     $ 1,643     $13,415
                                                =======     =======     =======

The following table sets forth certain information with respect to TFB's non-accrual, restructured and past due loans, as well as foreclosed assets, for the periods indicated:

             NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE
                                 (In Thousands)

                                             Years ended December 31,
                                  --------------------------------------------
                                  2003      2002      2001      2000      1999
                                  ----      ----      ----      ----      ----

Nonaccrual loans                  $967      $850      $913      $121      $125
Restructured loans                  --        --        --        --        --
Other real estate owned             --        --        --        --        --
                                  ----      ----      ----      ----      ----
  Total non-performing assets     $967      $850      $913      $121      $125
                                  ====      ====      ====      ====      ====

Loans past due 90 days
  accruing interest               $840      $244      $541      $800      $170
                                  ====      ====      ====      ====      ====

Allowance for loan losses to
  total loans at period end       1.20%     1.34%     1.36%     1.27%     1.24%

Non-performing assets to
  period end loans and other
  real estate owned               0.33%     0.39%     0.43%     0.06%     0.07%

Potential Problem Loans: At December 31, 2003, Management is not aware of any significant problem loans not included in table.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans, and current economic conditions. Management periodically reviews the loan portfolio to determine probable credit losses related to specifically identified loans as well as credit losses inherent in the remainder of the loan portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance remains subject to change.

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

At December 31, 2003, 2002, 2001, 2000, and 1999 the allowance for loan losses was $3,575,000, $2,910,000, $2,857,000, $2,554,000, and $2,284,000,
respectively.

The following table summarizes TFB's loan loss experience for each of the last five years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)


                                                          Year Ended December 31,
                                           ------------------------------------------------------
                                            2003        2002        2001        2000        1999
                                           ------      ------      ------      ------      ------
Allowance for Loan Losses, January 1       $2,910      $2,857      $2,554      $2,284      $1,853
                                           ------      ------      ------      ------      ------

Loans Charged-Off:
    Commercial and industrial                  74         135          91         247         217
    Real estate-construction                   --          --          --           4          --
    Real estate-commercial                     19          65          --          --          --
    Real estate-residential                    --          --         100          20          --
    Consumer                                  186         141          86         171         110
                                           ------      ------      ------      ------      ------
      Total Loans Charged-Off              $  279      $  341      $  277      $  442      $  327
                                           ------      ------      ------      ------      ------

Recoveries:
    Commercial and industrial                  60          18         193          45          18
    Real estate-construction                   --          --          --          --          --
    Real estate-commercial                     75          --          --          --          --
    Real estate-residential                    --          14          --         177           4
    Consumer                                   25          16          37          33          41
                                           ------      ------      ------      ------      ------
      Total Recoveries                     $  160      $   48      $  230      $  255      $   63
                                           ------      ------      ------      ------      ------
      Net Charge-Offs                      $  119      $  293      $   47      $  187      $  264
                                           ------      ------      ------      ------      ------

Provision for Loan Losses                  $  784      $  346      $  350      $  457      $  695
                                           ------      ------      ------      ------      ------

Allowance for Loan Losses, December 31     $3,575      $2,910      $2,857      $2,554      $2,284
                                           ======      ======      ======      ======      ======

    Ratio of Net Charge-Offs
    to Average Loans:                        0.04%       0.14%       0.02%       0.10%       0.15%
                                           ======      ======      ======      ======      ======

The following table allocates the allowance for loan losses at December 31, 2003, 2002, 2001, 2000, and 1999 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur. During 2001, TFB refined its policies, guidelines, and methods for determining the allowance for loan losses, and allocating the allowance among various loan categories. Greater weight was given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. As a result, the allocation of the allowance for loan losses in 2003, 2002, and 2001 may not be comparable to prior periods.

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)


                                        2003                         2002                             2001
                              ------------------------     -----------------------      ------------------------
                              Allowance     Percentage     Allowance     Percentage     Allowance     Percentage
                               for Loan      of Total       for Loan      of Total       for Loan      of Total
                                Losses         Loans         Losses         Loans         Losses         Loans
                              ---------     ----------     ---------     ---------      ---------     ----------
Commercial & industrial        $1,701           7.04%       $1,663           9.41%       $1,982           7.21%
Real Estate:
   Construction                    --           7.10%           --           4.93%           --           8.01%
   Secured by farmland             --           0.44%           --           1.12%           --           1.06%
   1-4 Family residential         634          39.82%          262          35.36%          448          34.56%
   Commercial real estate         439          27.38%          364          28.61%           --          29.88%
Consumer                          801          13.85%          621          16.33%          427          16.45%
All other loans                    --           4.36%           --           4.24%           --           2.83%
                               ------         ------        ------         ------        ------         ------
                               $3,575         100.00%       $2,910         100.00%       $2,857         100.00%
                               ======         ======        ======         ======        ======         ======


                                        2000                         1999
                              ------------------------     ------------------------
                              Allowance     Percentage     Allowance     Percentage
                               for Loan      of Total       for Loan      of Total
                                Losses         Loans         Losses         Loans
                              ---------     ----------     ---------     ----------
Commercial & industrial        $  950           8.55%       $  895           9.08%
Real Estate:
   Construction                    25           6.46%           --           6.39%
   Secured by farmland             --           0.19%           --           0.49%
   1-4 Family residential         300          36.98%          264          35.32%
   Commercial real estate          50          26.90%           --          27.74%
Consumer                        1,229          17.99%        1,125          18.38%
All other loans                    --           2.93%           --           2.65%
                               ------         ------        ------         ------
                               $2,554         100.00%       $2,284         100.06%
                               ======         ======        ======         ======

The provision for loan losses was $784,000 for 2003, $346,000 for 2002 and $350,000 for 2001. The amount of the provision for loan loss for 2003, 2002 and 2001 was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. The growth in the provision for loan losses from 2002 to 2003 primarily reflects the same year to year growth in smaller-balance, homogeneous loans, including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

NON-PERFORMING LOANS

Non-performing loans, in most cases, consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as borrowers that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the net realizable value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency.

Non-performing loans totaled $967,000 or 0.33% of total loans at December 31, 2003, as compared with $850,000, or 0.39% of total loans at December 31, 2002. Non-performing loans as a percentage of the allowance for loan losses were 26.9% and 29.2% at December 31, 2003 and 2002, respectively.

Loans that were 90 days past due and accruing interest totaled $840,000 and $244,000 at December 31, 2003 and 2002, respectively. At December 31, 2003, loans 90 days past due consisted of four loans. Of the $840,000, $811,000 was secured by real estate. No material loss is anticipated on any of these four loans.

There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower's ability to repay. There are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. At December 31, 2003, no concentration of loans to commercial borrowers engaged in similar activities exceeds 10% of total loans. The largest industry concentration at December 31, 2003 was approximately 4.7% of loans to the hospitality industry (hotels, motels, inns, etc.).

NON-INTEREST INCOME

2003 COMPARED TO 2002

Total non-interest income increased by $1.1 million from $3.9 million in 2002 to $5.0 million in 2003. Non-interest income is derived primarily from fee income, which consists primarily of fiduciary and other WMS fees, service charges on deposit accounts, and other fee income. This increase stemmed primarily from the net gain on sale of securities, as well as from revenues related to the continued growth of TFB's deposit base and retail banking activities, the increase of estate fees within TFB's WMS, and income generated from the purchase of bank-owned life insurance ("BOLI"). WMS income increased $241,000 or 34.7% from 2002 to 2003. Service charges on deposit accounts increased $342,000, or 16.0% to $2.5 million for 2003, compared with $2.1 million for 2002. The major factor in the increase in service charges on deposit accounts was the impact of TFB's average demand deposit base increasing 24.8% from $51.0 million during 2002 to $63.6 million during 2003. Other service charges, commissions and fees increased 36.4% from $1.0 million in 2002 to $1.3 million primarily due to $212,000 of income from the February 28, 2003 purchase of $5 million of BOLI policies on certain key executives, as well as increased income from VISA check card fees. Gains on securities, available for sale was $248,000 for 2003, the result of selling $10 million of available-for-sale government agency and corporate securities, whose weighted-average remaining maturity was approximately one year, for a gain on sale of $288,000, and reinvesting the proceeds from the sale into available-for-sale government agency securities with a weighted-average remaining maturity of approximately four years. This was partially offset by a loss on the sale of a $5 million investment in a short-term mortgage-backed security bond mutual fund.

Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace. Wealth management fees are not projected to continue to grow at a 35% annual pace as it did in 2003, but are projected to stabilize during 2004 and show more moderate growth over the longer term. Fees from deposits are projected to grow approximately in concert with the growth in demand deposit balances, and as result, are expected to be somewhat less than 2003's annual growth of 16%. Income from BOLI will be less in 2004 than 2003 due to the effect of the decline in market interest rates over the last two years on the crediting rate on the insurance. Management is not projecting any gains on the sale of securities at this time.

2002 COMPARED TO 2001

Total non-interest income increased by $64,000 from $3.8 million in 2001 to $3.9 million in 2002. Excluding the previously discussed non-loan charge-off insurance recovery of $542,000 before taxes during 2001, total non-interest income increased by $607,000, or 18.4%. Non-interest income is derived primarily from fee income, which consists primarily of fiduciary and other WMS fees, service charges on deposit accounts, and other fee income. In 2002, the increase was generated primarily from a $420,000 increase in service charges on deposit accounts. Major factors in the increase in service charges on deposit accounts were the impact of the 12.3% increase in TFB's deposit from year-end 2001 to year-end 2002, as well as management's focus on meeting the needs of its customers with new value-added, fee-based products.

NON-INTEREST EXPENSE

2003 COMPARED TO 2002

Total non-interest expense increased $925,000, or 7.5% in 2003 from 2002. The primary component of this was an increase in salaries and employees' benefits of $637,000, or 10.8%, primarily due to the increase in full-time equivalent personnel from approximately 114 at year-end 2001 and 119 at year-end 2002 to 128 at year-end 2003, as well as customary annual salary increases. The growth in personnel primarily reflects the expansion of the lending function. Significant increases in the defined-benefit pension plan expense and the cost of medical insurance benefits also added to increased salary and employees' benefit expense in 2003. Occupancy expenses increased $106,000, or 14.5%, from 2002 to 2003 primarily due to rent and other leasehold expenses associated with the full year effect of the 2002 addition of finance/accounting offices in Alexandria Pike, Warrenton, as well as significant growth in snow removal expense during early 2003. Furniture and equipment increased $127,000 or 12.1%, which correspond with the growth in occupancy expenses.

TFB expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest non-interest expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable TFB to perform. During 2004, TFB projects to expand its personnel base primarily to staff its new branch in Bealeton, Virginia. Similarly, occupancy, equipment, marketing, and other expenses will increase in response to this new branch opening.

2002 COMPARED TO 2001

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

INCOME TAXES

Income tax expense increased by $80,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002. The effective tax rates were 29.6% for 2003 and 30.7% for 2002. The effective tax rate differs from the statutory federal income tax rate of 34% due to TFB's investment in tax-exempt loans and securities, as well as TFB's BOLI purchase.

Income tax expense increased by $145,000 for the year ended December 31, 2002 compared to the year ended December 31, 2001. The effective tax rates were 30.7% for 2002 and 31.2% for 2001. The effective tax rate differs from the statutory federal income tax rate of 34% due to TFB's investment in tax-exempt loans and securities.

FINANCIAL CONDITION

Total assets were $378.5 million at December 31, 2003, an increase of 17.7% or $57.0 million from $321.5 million at December 31, 2002. Balance sheet categories reflecting significant changes included cash and due from banks, investment securities, total loans, bank premises and equipment, other assets, and deposits. Each of these categories is discussed below.

CASH AND DUE FROM BANKS. Cash and due from banks was $11.8 million at December 31, 2003, reflecting a decrease of $8.0 million from December 31, 2002.

INVESTMENT SECURITIES. Total investment securities were $52.4 million at December 31, 2003, reflecting a decrease of $19.4 million from $71.7 million at December 31, 2002. The decrease was primarily the result of redeploying the proceeds from the prepayment of mortgage-backed securities into loans. At December 31, 2003 and 2002, all investment securities were available for sale. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax, of $13,000 at December 31, 2003 compared with an unrealized gain, net of tax, of $670,000 at December 31, 2002.

At December 31, 2003, 2002 and 2001, the carrying values of the major classifications of securities were as follows:

                              INVESTMENT PORTFOLIO
                                 (In Thousands)

                                          Available for Sale (1)
                                     -------------------------------
                                       2003        2002        2001
                                     -------     -------     -------

Obligations of U.S. Government
       corporations and agencies     $46,639     $58,957     $26,844
Obligations of states and
   political subdivisions              1,236       1,721       3,103
Corporate Bonds                        2,929       4,361       5,229
Mutual funds                              --       5,067          --
Restricted investment - Federal
   Home Loan Bank stock                1,000       1,029       1,150
FHLMC preferred stock                    460         480         460
Other securities                         122         122         122
                                     -------     -------     -------
Total                                $52,386     $71,737     $36,908
                                     -------     -------     -------

(1) Amounts for available-for-sale securities are based on fair value.

The following is a schedule of estimated maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2003:

                 MATURITY DISTRIBUTION AND YIELDS OF SECURITIES
                                 (in Thousands)


                                            Due in one year       Due after 1           Due after 5
                                                or less         through 5 years      through 10 years
                                            ---------------     ----------------     ----------------
                                            Amount    Yield     Amount     Yield     Amount     Yield
                                            -------   -----     -------    -----     ------     -----
SECURITIES AVAILABLE FOR SALE:
Obligations of U.S. Government
              corporations and agencies     $12,547   3.12%     $16,491    3.20%     $17,429    3.81%
Corporate bonds                                  --     --           --      --        2,929    4.40%
Other taxable securities                         --     --           --      --           --       --
                                            -------             -------              -------
              Total taxable                 $12,547   3.12%     $16,491    3.20%     $20,358    3.89%
                                            -------             -------              -------
Obligations of states and political
              subdivisions, tax-exempt          205   3.12%          --      --           --
                                            -------             -------              -------
              TOTAL SECURITIES:             $12,752   3.12%     $16,491    3.20%     $20,358    3.89%
                                            =======             =======              =======

                                           Due after 10 years
                                         and Equity Securities       Total
                                         ---------------------- ----------------
                                            Amount    Yield     Amount    Yield
                                            -------   -----     -------   -----
SECURITIES AVAILABLE FOR SALE:
Obligations of U.S. Government
              corporations and agencies     $   172   6.49%     $46,639    3.41%
Corporate bonds                                                   2,929    4.40%
Other taxable securities                      1,582   3.34%       1,582    3.34%
                                            -------             -------
              Total taxable                 $ 1,754   3.65%     $51,150    3.47%
                                            -------             -------
Obligations of states and political
              subdivisions, tax-exempt        1,031   6.03%       1,236    5.55%
                                            -------             -------
              TOTAL SECURITIES:             $ 2,785   4.53%     $52,386    3.52%
                                            =======             =======


Excluding obligations of U.S. Government corporations and agencies, no TFB security investment exceeded 10% of stockholder equity.

LOANS. Total net loan balance after allowance for loan losses was $295.3 million at December 31, 2003, which represents an increase of $81.6 million or 38.2% from $213.7 million at December 31, 2002. The majority of the increase was in 1-4 family residential real estate loans, which increased $42.5 million from year-end 2002 to year-end 2003, as well as commercial real estate and construction loans, which increased $19.9 million and $10.6 million, respectively, over the same time period. TFB's loans are made primarily to customers located within TFB's primary market area. During 2003, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. This was primary reason for the year to year increase in residential and commercial real estate loans outstanding. Management will continue the same pricing strategies during 2004, but does not project to originate the same level of 1-4 family residential real estate loans as in 2003, primarily due to competitive pressures and market interest rates.

BANK PREMISES AND EQUIPMENT, NET. Bank premises and equipment, net of depreciation, increased $1.4 million from $6.5 million at December 31, 2002 to $7.9 million at December 31, 2003. Approximately $1.2 million of the increase was related to the purchase of land for a branch office in Bealeton, Virginia to be opened in 2004.

OTHER ASSETS. Other assets increased $6.8 million from December 31, 2002 to December 31, 2003. On February 28, 2003, TFB purchased $5 million of BOLI policies on certain key executives. BOLI is recorded at its cash surrender value, or the amount that can be realized. At December 31, 2003, the cash surrender value of BOLI was $5,212,000.

DEPOSITS. For the year ended December 31, 2003, total deposits grew $47.5 million or 17.3% when compared with total deposits one year earlier. Non-interest-bearing deposits increased by $13.0 million and interest-bearing deposits increased by $34.5 million. The growth in TFB's deposits during 2003 were the result of many possible factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. One factor was TFB gaining in-market customers who grew dissatisfied with the service and pricing resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. Another factor may have been the outflow of funds from equity and mutual fund investments into bank deposits. A third factor may have been gaining deposits from new loan customers. TFB projects to increase its deposits in 2004 and beyond through the expansion of its branch network, as well as by offering value added demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

                             DEPOSITS AND RATES PAID
                                 (In Thousands)


                                                        December 31,
                                 ----------------------------------------------------------
                                       2003                 2002                 2001
                                 ----------------     ----------------     ----------------
                                  Amount     Rate      Amount     Rate      Amount     Rate
                                 --------    ----     --------    ----     --------    ----
Noninterest-bearing              $ 63,647             $ 51,016             $ 43,628
                                 --------             --------             --------

Interest-bearing:
    NOW accounts                   53,296    0.23%      46,403    0.36%      39,980    0.66%
    Money market accounts          61,388    1.03%      53,348    1.75%      36,307    2.89%
    Regular savings accounts       40,429    0.48%      37,833    1.16%      32,137    2.16%
    Time deposits:                 78,701    2.66%      70,179    3.81%      76,469    5.57%
                                 --------             --------             --------
Total interest-bearing            233,814    1.30%     207,763    2.02%     184,893    3.39%
                                 --------             --------             --------
Total deposits                   $297,461             $258,779             $228,521
                                 ========             ========             ========

The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2003:

                      MATURITIES OF CERTIFICATES OF DEPOSIT
                  AND OTHER TIME DEPOSITS OF $100,000 AND MORE
                                 (In Thousands)

                        Within   Three to    Six to    One to    Over
                         Three      Six      Twelve     Four     Four
                        Months    Months     Months     Years    Years    Total
                        ------   --------    ------    ------    -----   -------
                                       (Dollars in thousands)

At December 31, 2003    $5,556    $7,489     $6,851    $7,003   $3,232   $30,130
                        ======    ======     ======    ======   ======   =======

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

BORROWINGS

Amounts and weighted average rates for long and short term borrowings for 2003, 2002 and 2001 are as follows:

                                 BORROWED FUNDS
                                 (In Thousands)

                        -------------------------------------------------------
                        December 31, 2003  December 31, 2002  December 31, 2001
                        -----------------  -----------------  -----------------
                         Amount     Rate    Amount     Rate    Amount     Rate
                        -----------------  -----------------  -----------------

FHLB Advances           $20,000     3.81%  $15,000     4.64%  $15,000     4.64%

Federal funds purchased   2,000     1.25%       --                 --

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to Bankshares' contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond.


(In Thousands)                                       Payments due period
                                  --------------------------------------------------------
Contractual Obligations:                    Less than                            More than
                                   Total     One Year   1-3 Years   3-5 Years     5 Years
                                  --------------------------------------------------------
   Long-term debt obligations     $ 24,000   $ 5,000    $ 10,000     $ 5,000     $ 4,000*
   Capital lease obligations            --        --          --          --          --
   Operating lease obligations         709       125         259         221         104
   Purchase obligations                 --        --          --          --          --
   Other long-term liabilities
      reflected on
      balance sheet                     --        --          --          --          --
                                  --------------------------------------------------------
Total                             $ 24,709   $ 5,125    $ 10,259     $ 5,221     $ 4,104
                                  ========================================================

* Has varying put provisions beginning March 27, 2007 with a mandatory redemption on March 26, 2032.

OFF-BALANCE SHEET ARRANGEMENTS

TFB's off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit, which were $70.2 million and $6.2 million, respectively at December 31, 2003, and $42.1 million and $5.0 million, respectively, at December 31, 2002. See Note 15 "Financial Instruments with Off-Balance-Sheet Risk" to the 2003 Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements. The impact on liquidity of these arrangements is illustrated in the LIQUIDITY SOURCES AND USES table in
Item 7 under the title "Liquidity."

Revenues for standby letters of credit were $55,000 for the year ended December 31, 2003. At December 31, 2003 there were 73 separate standby letters of credit. During 2003, only one liability, totaling $75,000, arose from the standby letters of credit arrangements. This liability was offset by an insurance bond payable to TFB. Past history gives little indication as to future trends regarding revenues and liabilities from the standby letters of credit.

CAPITAL RESOURCES

Shareholders' equity totaled $28.5 million at December 31, 2003 compared with $26.4 million at December 31, 2002. The amount of equity reflects management's desire to increase shareholders' return on equity by managing the growth in equity. During the first quarter of 1998, Bankshares initiated a Dutch auction self-tender offer to repurchase shares directly from shareholders. As a result of this action, Bankshares repurchased 120,476 shares, as adjusted for stock splits, or 3.2% of shares outstanding on December 31, 1998, for $1.2 million. In addition to the Dutch auction, Bankshares initiated an open market buyback program in 1998, through which it repurchased, adjusted for stock splits, an additional 30,000 shares at a cost of $0.3 million in 1998; 136,426 shares at a cost of $1.3 million in 1999; 126,240 shares at a cost of $1.1 million in 2000; 77,916 shares at a cost of $0.9 million in 2001; 77,394 shares at a cost of $1.1 million in 2002; and 21,010 shares at a cost of $354,000 in 2003.

The securities portfolio valuation account decreased in its unrealized gain after tax to $13,000 at December 31, 2003 compared from an unrealized gain of $670,000 at December 31, 2002.

As discussed above under "Government Supervision and Regulation," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. Under these guidelines, the $4.0 million of capital securities issued by Bankshares' subsidiary trust are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of Bankshares together do not exceed 25% of Tier 1 capital. Bankshares and TFB exceeded their regulatory capital ratios, as set forth in the following table:

                            RISK BASED CAPITAL RATIOS
                                 (in Thousands)

                                                         December 31,
                                                  -------------------------
                                                    2003             2002
                                                  --------         --------

Tier 1 Capital:
    Shareholders' Equity                          $ 28,463         $ 26,431
    Less: Unrealized gain on securities
       available for sale                              (41)            (670)
    Less: Intangible assets, net                       (83)            (109)
    Plus: Company-obligated mandatorily
       redeemable capital securities                 4,000            4,000
                                                  --------         --------
    Total Tier 1 Capital                            32,339           29,652

Tier 2 Capital:
    Allowable Allowance for Loan Losses              3,511            2,602
    Total Capital:                                  35,850           32,254
                                                  --------         --------
    Risk Weighted Assets:                         $280,916         $207,875
                                                  ========         ========

Risk Based Capital Ratios:
     Tier 1 to Risk Weighted Assets                  11.51%           14.26%
     Total Capital to Risk Weighted Assets           12.76%           15.52%

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

LIQUIDITY

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $12.0 million at December 31, 2003 compared with $24.9 million at December 31, 2002. These assets provide the primary source of liquidity for TFB. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $40.7 million is unpledged and readily salable. Futhermore, TFB has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $60.4 million at December 31, 2003 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling approximately $33.1 million. At December 31, 2003, $20.0 million of the FHLB of Atlanta line of credit, and $2.0 million of commercial bank federal funds purchased were in use.

The following table sets forth information relating to Bankshares' sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2003. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

                           LIQUIDITY SOURCES AND USES
                                 (In Thousands)


                                                         December 31, 2003                  December 31, 2002
                                                  -------------------------------   -------------------------------
                                                    Total     In Use    Available     Total     In Use    Available
                                                  --------   --------   ---------   --------   --------   ---------
Sources:
  Federal funds borrowing lines of credit         $ 33,077   $  2,000   $ 31,077    $ 33,077   $     --   $ 33,077
  Federal Home Loan Bank advances                   60,540     20,000     40,540      51,422     15,000     36,422
  Federal funds sold                                                         703                             4,900
  Securities, available for sale and unpledged
           at fair value                                                  40,655                            63,077
                                                                        --------                          --------
Total short-term funding sources                                         112,975                           137,476
                                                                        ========                          ========

Uses:
  Unfunded loan commitments and
          lending lines of credit                                         70,158                            42,101
  Letters of credit                                                        6,192                             5,010
                                                                        --------                          --------
Total potential short-term funding uses                                   76,350                            47,111
                                                                        ========                          ========

Ratio of short-term funding sources to
             potential short-term funding uses                             148.0%                            291.8%

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of Bankshares or TFB. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. TFB's internal sources of such liquidity are deposits, loan and investment repayments, and securities available for sale. TFB's primary external source of liquidity is advances from the FHLB of Atlanta.

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

TFB monitors exposure to instantaneous changes in rates of up to 200 basis points up or down over a rolling 12-month period. TFB's policy limit for the maximum negative impact on net interest income and change in equity from instantaneous changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during 2003.

The following tables present TFB's market value changes in equity under various rate scenarios as of December 31, 2003 and 2002.

                                   MARKET RISK


------------------------------------------------------------------------------------------------------------------------
2003                          Percentage     Market        Minus      Current        Plus         Market      Percentage
(Dollars in thousands)          Change    Value Change    200 pts    Fair Value     200 pts    Value Change     Change
------------------------------------------------------------------------------------------------------------------------
Federal funds sold               0.00%      $      --    $      --   $      --     $      --     $      --       0.00%
Securities and interest-
 bearing deposits                1.97%          1,035       53,563      52,528        49,587        (2,941)     -5.60%
Loans receivable                 2.23%          6,530      300,000     293,470       282,091       (11,379)     -3.88%
                                            ---------    ---------   ---------     ---------     ---------
Total rate sensitive assets      2.19%          7,565      353,563     345,998       331,678       (14,320)     -4.14%
Other assets                     0.00%             --       30,620      30,620        30,620            --       0.00%
                                            ---------    ---------   ---------     ---------     ---------
Total assets                     2.01%      $   7,565    $ 384,183   $ 376,618     $ 362,298     $ (14,320)     -3.80%
                                            =========    =========   =========     =========     =========

Demand Deposits                 18.61%      $  11,029    $  70,294   $  59,265     $  50,074     $  (9,191)    -15.51%
Rate-bearing deposits            8.76%         18,597      230,996     212,399       199,222       (13,177)     -6.20%
Borrowed funds                   6.42%          1,633       27,069      25,436        25,001          (435)     -1.71%
Other liabilities                0.00%             --        2,869       2,869         2,869            --       0.00%
                                            ---------    ---------   ---------     ---------     ---------
Total liabilities               10.42%         31,259      331,228     299,969       277,166       (22,803)     -7.60%

Present Value Equity           -30.91%        (23,694)      52,956      76,650        85,133         8,483      11.07%
                                            ---------    ---------   ---------     ---------     ---------
Total liabilities and equity     2.01%      $   7,565    $ 384,183   $ 376,618     $ 362,298     $ (14,320)     -3.80%
                                            =========    =========   =========     =========     =========


------------------------------------------------------------------------------------------------------------------------
2002                          Percentage     Market        Minus      Current        Plus         Market      Percentage
(Dollars in thousands)          Change    Value Change    200 pts    Fair Value     200 pts    Value Change     Change
------------------------------------------------------------------------------------------------------------------------

Federal funds sold               0.00%      $      --    $   4,900   $   4,900     $   4,900     $      --       0.00%
Securities and interest-
 bearing deposits                5.87%          4,226       76,176      71,950        67,772        (4,178)     -5.81%
Loans receivable                 6.91%         14,883      230,279     215,396       206,983        (8,413)     -3.91%
                                            ---------    ---------   ---------     ---------     ---------
Total rate sensitive assets      6.54%         19,109      311,355     292,246       279,655       (12,591)     -4.31%
Other assets                     0.00%             --       30,952      30,952        30,952            --       0.00%
                                            ---------    ---------   ---------     ---------     ---------
Total assets                     5.91%      $  19,109    $ 342,307   $ 323,198     $ 310,607     $ (12,591)     -3.90%
                                            =========    =========   =========     =========     =========

Demand Deposits                  5.53%      $   3,051    $  58,226   $  55,175     $  52,405     $  (2,770)     -5.02%
Rate-bearing deposits            3.74%          7,655      212,502     204,847       197,882        (6,965)     -3.40%
Borrowed funds                  14.03%          2,856       23,215      20,359        17,902        (2,457)    -12.07%
Other liabilities                0.00%             --        2,400       2,400         2,400            --       0.00%
                                            ---------    ---------   ---------     ---------     ---------
Total liabilities                4.80%         13,562      296,343     282,781       270,589       (12,192)     -4.31%

Present Value Equity            13.72%          5,547       45,964      40,417        40,018          (399)     -0.99%
                                            ---------    ---------   ---------     ---------     ---------
Total liabilities and equity     5.91%      $  19,109    $ 342,307   $ 323,198     $ 310,607     $ (12,591)     -3.90%
                                            =========    =========   =========     =========     =========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                               WARRENTON, VIRGINIA

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2003

                                 C O N T E N T S

                                                                            Page

INDEPENDENT AUDITOR'S REPORT ON THE
  CONSOLIDATED FINANCIAL STATEMENTS                                            1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                                  2
  Consolidated statements of income                                            3
  Consolidated statements of cash flows                                  4 and 5
  Consolidated statements of changes
    in shareholders' equity                                                    6
  Notes to consolidated financial statements                                7-36

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Directors of
  Fauquier Bankshares, Inc. and Subsidiaries
  Warrenton, Virginia


               We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 23, 2004

                    FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                            December 31, 2003 and 2002

                                                                                         DECEMBER 31,
                                                                                ------------------------------
ASSETS                                                                              2003              2002
                                                                                ------------      ------------
Cash and due from banks                                                         $ 11,808,387      $ 19,824,120
Interest-bearing deposits in other banks                                             142,042           212,960
Federal funds sold                                                                        --         4,900,000
Securities, fair value                                                            52,386,006        71,736,633
Loans, net of allowance for loan losses of $3,575,002 in 2003
  and $2,909,607 in 2002                                                         295,311,745       213,697,948
Bank premises and equipment, net                                                   7,875,424         6,468,205
Accrued interest receivable                                                        1,233,004         1,739,638
Other assets                                                                       9,703,670         2,919,978
                                                                                ------------      ------------
       Total assets                                                             $378,460,278      $321,499,482
                                                                                ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                                         $ 73,128,879      $ 60,181,808
    Interest-bearing                                                             247,999,697       213,486,663
                                                                                ------------      ------------
       Total deposits                                                            321,128,576       273,668,471
Federal funds purchased                                                            2,000,000                --
Federal Home Loan Bank advances                                                   20,000,000        15,000,000
Company-obligated mandatorily redeemable capital securities                        4,000,000         4,000,000
Dividends payable                                                                    430,590           363,447
Other liabilities                                                                  2,438,327         2,036,399
Commitments and contingent liabilities                                                    --                --
                                                                                ------------      ------------
       Total liabilities                                                         349,997,493       295,068,317
                                                                                ------------      ------------
SHAREHOLDERS' EQUITY
  Common stock, par value, $3.13 per share; 8,000,000 shares authorized;
    issued and outstanding, 2003, 3,312,230 shares; 2002, 3,304,066 shares        10,367,280        10,341,726
Retained earnings                                                                 18,082,684        15,419,307
Accumulated other comprehensive income                                                12,821           670,132
                                                                                ------------      ------------
       Total shareholders' equity                                                 28,462,785        26,431,165
                                                                                ------------      ------------
       Total liabilities and shareholders' equity                               $378,460,278      $321,499,482
                                                                                ============      ============


See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
        For Each of the Three Years in the Period Ended December 31, 2003

                                                                    2003             2002            2001
                                                                -----------      -----------      -----------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                    $17,168,004      $17,198,498      $17,617,424
  Interest and dividends on securities available for sale:
  Taxable interest income                                         1,576,813        1,795,511        1,174,762
  Interest income exempt from federal income taxes                   66,917          108,218          154,816
  Dividends                                                         274,097          194,587          159,089
  Interest on federal funds sold                                     48,533          196,643          675,574
  Interest on deposits in other banks                                 1,950            2,571            2,864
                                                                -----------      -----------      -----------
       Total interest and dividend income                        19,136,314       19,496,028       19,784,529
                                                                -----------      -----------      -----------
INTEREST EXPENSE
 Interest on deposits                                             3,047,245        4,206,623        6,263,296
 Interest on federal funds purchased                                 38,524               --               --
 Distribution on capital securities of subsidiary trust             194,897          170,379               --
 Interest on Federal Home Loan Bank advances                        720,560          705,160          957,414
                                                                -----------      -----------      -----------
       Total interest expense                                     4,001,226        5,082,162        7,220,710
                                                                -----------      -----------      -----------
       Net interest income                                       15,135,088       14,413,866       12,563,819

Provision for loan losses                                           784,000          346,250          350,000
                                                                -----------      -----------      -----------
       Net interest income after provision for loan losses       14,351,088       14,067,616       12,213,819
                                                                -----------      -----------      -----------
NONINTEREST INCOME
 Wealth management income                                           935,534          694,442          704,681
 Service charges on deposit accounts                              2,473,161        2,131,445        1,711,222
 Other service charges, commissions and fees                      1,334,490          978,626          824,783
 Non-loan charge-off recovery                                            --               --          542,320
 Gain on securities available for sale                              248,240           33,914               --
 Other operating income                                              36,608           62,042           53,090
                                                                -----------      -----------      -----------
       Total noninterest income                                   5,028,033        3,900,469        3,836,096
                                                                -----------      -----------      -----------
NONINTEREST EXPENSES
 Salaries and employees' benefits                                 6,521,456        5,884,134        4,851,413
 Net occupancy expense of premises                                  837,734          731,333          591,730
 Furniture and equipment                                          1,176,014        1,049,280          861,427
 FHLB prepayment penalty                                                 --               --          572,600
 Other operating expenses                                         4,686,758        4,631,779        4,060,530
                                                                -----------      -----------      -----------
       Total noninterest expenses                                13,221,962       12,296,526       10,937,700
                                                                -----------      -----------      -----------
Income before income taxes                                        6,157,159        5,671,559        5,112,215
Income tax expense                                                1,821,309        1,741,743        1,596,781
                                                                -----------      -----------      -----------
Net income                                                      $ 4,335,850      $ 3,929,816      $ 3,515,434
                                                                ===========      ===========      ===========
EARNINGS PER SHARE, BASIC                                       $      1.31      $      1.18      $      1.03
                                                                ===========      ===========      ===========
EARNINGS PER SHARE, ASSUMING DILUTION                           $      1.24      $      1.14      $      1.01
                                                                ===========      ===========      ===========

See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For Each of the Three Years in the Period Ended December 31, 2003


                                                                 2003              2002               2001
                                                            ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $  4,335,850       $  3,929,816       $  3,515,434
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              1,047,748            941,787            747,886
    Provision for loan losses                                    784,000            346,250            350,000
    Deferred tax (benefit)                                      (289,490)          (123,229)           (77,080)
    (Gain) on securities available for sale                     (248,240)           (33,914)                --
    (Gain) on sale of premises and equipment                      (2,645)            (7,006)               (65)
    Tax benefit of nonqualified options exercised                (64,307)           (17,114)                --
    Amortization of security premiums, net                       780,614            487,583             93,021
    Changes in assets and liabilities:
      (Increase) in other assets                                (584,646)          (423,816)          (223,769)
      Increase (decrease) in other liabilities                   401,928             57,189            (62,348)
                                                            ------------       ------------       ------------
      Net cash provided by operating activities                6,160,812          5,157,546          4,343,079
                                                            ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of securities available for sale         15,441,768          1,033,650                 --
  Proceeds from maturities, calls and principal
    payments of securities available for sale                 38,898,025         22,614,625         11,960,187
  Purchase of securities available for sale                  (36,517,466)       (53,193,487)       (31,531,332)
  Proceeds from sale of premises and equipment                     2,645              7,006                 65
  Purchase of premises and equipment                          (2,454,967)        (1,074,284)        (1,826,406)
  Purchase of other investment                                        --         (5,066,023)                --
  Purchase of Bank Owned Life Insurance                       (5,000,000)                --                 --
  Net (increase) in loans                                    (82,397,797)        (6,591,460)        (9,923,858)
                                                            ------------       ------------       ------------
      Net cash (used in) investing activities                (72,027,792)       (42,269,973)       (31,321,344)
                                                            ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, NOW accounts
    and saving accounts                                       38,702,951         28,437,904         36,585,184
 Net increase (decrease) in certificates of deposit            8,757,154          1,483,525         (4,941,401)
 Proceeds from issuance of capital securities                         --          4,000,000                 --
 Federal Home Loan Bank advances                               5,000,000                 --         10,000,000
 Federal Home Loan Bank principal repayments                          --                 --         (8,000,000)
 Purchase of federal funds                                     2,000,000                 --                 --
 Cash dividends paid                                          (1,520,987)        (1,310,949)        (1,194,739)
 Issuance of common stock                                        295,697            307,520             28,309
 Acquisition of common stock                                    (354,486)        (1,050,524)          (895,941)
                                                            ------------       ------------       ------------
      Net cash provided by financing activities               52,880,329         31,867,476         31,581,412
                                                            ------------       ------------       ------------
      Increase (decrease) in cash and cash equivalents       (12,986,651)        (5,244,951)         4,603,147

 CASH AND CASH EQUIVALENTS
  Beginning                                                   24,937,080         30,182,031         25,578,884
                                                            ------------       ------------       ------------
  Ending                                                    $ 11,950,429       $ 24,937,080       $ 30,182,031
                                                            ============       ============       ============

 See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
        For Each of the Three Years in the Period Ended December 31, 2003


                                                                            2003              2002             2001
                                                                        -----------       -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                            $ 4,026,887       $ 5,220,287      $ 7,371,938
                                                                        ===========       ===========      ===========
    Income taxes                                                        $ 1,944,000       $ 1,709,500      $ 1,872,500
                                                                        ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
  Unrealized gain (loss) on securities available for sale, net          $  (995,926)      $   671,203      $   473,759
                                                                        ===========       ===========      ===========
  Transfer of securities from held to maturity to available for sale    $        --       $        --      $ 3,980,765
                                                                        ===========       ===========      ===========


See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        For Each of the Three Years in the Period Ended December 31, 2003


                                                                                     ACCUMULATED
                                                                                        OTHER
                                                                                       COMPRE-        COMPRE-
                                                         COMMON        RETAINED        HENSIVE        HENSIVE
                                                         STOCK         EARNINGS     INCOME (LOSS)      INCOME         TOTAL
                                                      ------------   ------------   -------------   ------------   ------------
BALANCE, DECEMBER 31, 2000                            $  5,359,158   $ 17,145,324   $    (85,543)                  $ 22,418,939
  Comprehensive income:
  Net income                                                    --      3,515,434             --    $  3,515,434      3,515,434
  Other comprehensive income net of tax:
    Unrealized holding gains on securities
      available for sale, net of deferred income
      taxes of $161,078                                         --             --        312,681         312,681        312,681
                                                                                                    ------------
  Total comprehensive income                                    --             --             --    $  3,828,115             --
                                                                                                    ============
  Cash dividends                                                --     (1,222,023)            --                     (1,222,023)
  Acquisition of 38,958 shares of
    common stock                                          (121,938)      (774,003)            --                       (895,941)
  Issuance of common stock                                   4,150         15,409             --                         19,559
  Exercise of stock options                                  3,130          5,620             --                          8,750
                                                      ------------   ------------   ------------                   ------------
BALANCE, DECEMBER 31, 2001                               5,244,500     18,685,761        227,138                     24,157,399
  Comprehensive income:
  Net income                                                    --      3,929,816             --    $  3,929,816      3,929,816
  Other comprehensive income net of tax:
    Unrealized holding gains on securities
      available for sale, net of deferred income
      taxes of $239,740                                         --             --             --         465,377             --
    Less reclassification adjustment, net of
      income tax expense of $11,531                             --             --             --         (22,383)            --
                                                                                                    ------------
  Other comprehensive income, net of tax:                       --             --        442,994         442,994        442,994
                                                                                                    ------------
  Total comprehensive income                                                                        $  4,372,810             --
                                                                                                    ============
  100% stock dividend                                    5,185,020     (5,185,020)            --                             --
  Cash dividends                                                --     (1,356,040)            --                     (1,356,040)
  Acquisition of 54,259 shares of
    common stock                                          (169,832)      (880,692)            --                     (1,050,524)
  Issuance of common stock                                   5,547         37,424             --                         42,971
  Exercise of stock options                                 76,491        188,058             --                        264,549
                                                      ------------   ------------   ------------                   ------------
BALANCE, DECEMBER 31, 2002                              10,341,726     15,419,307        670,132                     26,431,165
  Comprehensive income:
  Net income                                                    --      4,335,850             --    $  4,335,850      4,335,850
  Other comprehensive income net of tax:
    Unrealized holding losses on securities
      available for sale, net of deferred income
      taxes of $254,213                                         --             --             --        (493,473)            --
    Less reclassification adjustment, net of
      income tax expense of $84,402                             --             --             --        (163,838)            --
                                                                                                    ------------
  Other comprehensive loss, net of tax:                         --             --       (657,311)       (657,311)      (657,311)
                                                                                                    ------------
  Total comprehensive income                                                                        $  3,678,539             --
                                                                                                    ============
  Cash dividends                                                --     (1,588,130)            --                     (1,588,130)
  Acquisition of 21,010 shares of
    common stock                                           (65,761)      (288,725)            --                       (354,486)
  Exercise of stock options                                 91,315        204,382             --                        295,697
                                                      ------------   ------------   ------------                   ------------
BALANCE, DECEMBER 31, 2003                            $ 10,367,280   $ 18,082,684   $     12,821                   $ 28,462,785
                                                      ============   ============   ============                   ============


See Notes to Consolidated Financial Statements.

                   FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For Each of the Three Years in the Period Ended December 31, 2003


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

         PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. and its wholly-owned subsidiary, The Fauquier Bank (the Bank), of which Fauquier Bank Services, Inc. is its sole subsidiary. In consolidation, significant intercompany accounts and transactions have been eliminated.

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

              The Bank is required to maintain an investment in the capital stock of certain correspondent banks. No readily available market exists for this stock and it has no quoted market value. The investment in these securities is recorded at cost.

         LOANS

              The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation's market area.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         BANK PREMISES AND EQUIPMENT

              Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives ranging from 3 - 39 years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over its estimated useful life ranging from 3 - 5 years. Depreciation and amortization are recorded on the accelerated and straight-line methods.

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

         STOCK-BASED COMPENSATION

              At December 31, 2003, the Corporation has a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                               DECEMBER 31,
                                                               --------------------------------------------
                                                                  2003             2002             2001
                                                               ----------       ----------       ----------
         Net income , as reported                              $4,335,850       $3,929,816       $3,515,434
         Deduct:  total stock-based employee compensation
           expense determined based on the fair value
           method of awards, net of tax                          (139,702)        (296,042)        (238,520)
                                                               ----------       ----------       ----------
         Pro forma net income                                  $4,196,148       $3,633,774       $3,276,914
                                                               ==========       ==========       ==========

         Earnings per share:
           Basic - as reported                                 $     1.31       $     1.18       $     1.03
                                                               ==========       ==========       ==========
           Basic - pro forma                                   $     1.26       $     1.10       $     0.96
                                                               ==========       ==========       ==========
           Diluted - as reported                               $     1.24       $     1.14       $     1.01
                                                               ==========       ==========       ==========
           Diluted - pro forma                                 $     1.20       $     1.05       $     0.94
                                                               ==========       ==========       ==========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ADVERTISING

              The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses of $183,304, $356,830 and $262,886 were incurred in 2003, 2002 and
              2001, respectively.

         RECLASSIFICATIONS

              Certain reclassifications have been made to prior period balances to conform to the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS

              In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Corporation's consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

              In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Corporation, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Corporation's consolidated financial position or consolidated results of operations in the future.

              In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Corporation's investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the Corporation's consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Corporation's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

              In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Corporation's consolidated financial statements.

              In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation's consolidated financial statements.

              In November 2003, the FASB's Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Corporation has included the required disclosures in their consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              In December 2003, the FASB issued a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for
              (a) the percentages of each major category of plan assets held,
              (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Corporation has included the required disclosures in its consolidated financial statements.

NOTE 2.  SECURITIES

         The amortized cost of securities available for sale, with unrealized gains and losses follows:


                                                                  DECEMBER 31, 2003
                                        --------------------------------------------------------------------
                                                              GROSS             GROSS
                                          AMORTIZED        UNREALIZED         UNREALIZED            FAIR
                                            COST              GAINS            (LOSSES)             VALUE
                                        ------------      ------------       ------------       ------------
         Obligations of U.S.
           Government corporations
           and agencies                 $ 46,592,397      $    254,827       $   (208,599)      $ 46,638,625
         Obligations of states and
           political subdivisions          1,164,580            72,001                 --          1,236,581
         Corporate bonds                   3,000,000                --            (71,200)         2,928,800
         Restricted investments:
           Federal Home Loan
             Bank stock                    1,000,000                --                 --          1,000,000
           Federal Reserve Bank
             stock                            72,000                --                 --             72,000
           Community Bankers'
             Bank stock                       50,000                --                 --             50,000
         FHLMC Preferred
           stock                             487,500                --            (27,500)           460,000
                                        ------------      ------------       ------------       ------------
                                        $ 52,366,477      $    326,828       $   (307,299)      $ 52,386,006
                                        ============      ============       ============       ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  DECEMBER 31, 2002
                                        --------------------------------------------------------------------
                                                              GROSS             GROSS
                                          AMORTIZED        UNREALIZED         UNREALIZED            FAIR
                                            COST              GAINS            (LOSSES)             VALUE
                                        ------------      ------------       ------------       ------------
         Obligations of U.S.
           Government corporations
           and agencies                 $ 58,108,435      $    852,327       $     (3,999)      $ 58,956,763
         Obligations of states and
           political subdivisions          1,648,749            71,974                 --          1,720,723
         Corporate bonds                   4,259,676           101,505                 --          4,361,181
         Mutual Funds                      5,066,023             1,043                             5,067,066
         Restricted investments:
           Federal Home Loan
             Bank stock                    1,028,900                --                 --          1,028,900
           Federal Reserve Bank
             stock                            72,000                --                 --             72,000
           Community Bankers'
             Bank stock                       50,000                --                 --             50,000
         FHLMC Preferred
           stock                             487,500                --             (7,500)           480,000
                                        ------------      ------------       ------------       ------------
                                        $ 70,721,283      $  1,026,849       $    (11,499)      $ 71,736,633
                                        ============      ============       ============       ============

         The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

                                                                2003
                                                    ----------------------------
                                                     AMORTIZED           FAIR
                                                       COST             VALUE
                                                    -----------      -----------

         Due in one year or less                    $   203,606      $   204,857
         Due after one year through five years       17,235,320       17,212,202
         Due after five years through ten years       4,331,907        4,326,217
         Due after ten years                         28,986,144       29,060,730
         Equity securities                            1,609,500        1,582,000
                                                    -----------      -----------
                                                    $52,366,477      $52,386,006
                                                    ===========      ===========

         For the years ended December 31, 2003 and 2002, proceeds from sales of securities available for sale amounted to $15,441,768 and $1,033,650, respectively. Gross realized gains amounted to $288,333 and $33,914. Gross realized losses were $40,093 in 2003, and there were no gross realized losses in 2002. The tax expense applicable to this net realized gain amounted to $84,402 and $11,531. There were no sales of securities available for sale for the year ended December 31, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table shows the Corporation investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.


                                       LESS THAN 12 MONTHS             12 MONTHS OR MORE                   TOTAL
                                    ------------------------       ------------------------      ------------------------
                                                  UNREALIZED                     UNREALIZED                    UNREALIZED
  DESCRIPTION OF SECURITIES          FAIR VALUE    (LOSSES)         FAIR VALUE    (LOSSES)        FAIR VALUE    (LOSSES)
------------------------------      -----------  -----------       -----------  -----------      -----------  -----------
Obligations of U.S. government
  corporations and agencies         $22,829,608  $  (208,599)      $        --  $        --      $22,829,608  $  (208,599)
Corporate bonds                       2,928,800      (71,200)               --           --        2,928,800      (71,200)
  Subtotal, debt securities          25,758,408     (279,799)               --           --       25,758,408     (279,799)
Preferred stock                         487,500      (27,500)               --           --          487,500      (27,500)
                                    -----------  -----------       -----------  -----------      -----------  -----------
  Total temporarily
    impaired securities             $26,245,908  $  (307,299)      $        --  $        --      $26,245,908  $  (307,299)
                                    ===========  ===========       ===========  ===========      ===========  ===========

         The nature of the securities which are temporarily impaired can be segmented into three groups. The first group consists of four Federal Home Loan Bank securities totaling $10.9 million with a temporary loss of $75,000. Within this group, one bond totaling $2.0 million has a remaining maturity of approximately 36 months, and the remaining three bonds totaling $8.9 million have remaining maturities of approximately 66 months. All bonds within this group have Aaa/AAA ratings from Moody's and Standard & Poors. The Corporation has the ability to hold these bonds to their maturity.

         The second group consists of six Federal agency mortgage-backed securities totaling $11.9 million with a temporary loss of $133,599. The securities within this group have estimated maturity dates ranging from four months to 37 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Corporation has the ability to hold these bonds to their maturity.

         The third group consists of two corporate bonds, both rated A2 by Moody's, totaling $2.9 million with a temporary loss of $71,200. Both bonds have remaining maturities of approximately 29 years, but can be called at par at their respective five year anniversary. If not called, both bonds reprice every three months at a fixed index above LIBOR. The Corporation has the ability to hold these bonds to their maturity.

         The final security is preferred stock with Freddie Mac totaling $487,500 with a temporary loss of $27,500. The Corporation has the ability to hold this stock.

         The carrying value of securities pledged to secure deposits and for other purposes amounted to $10,635,147 and $7,023,657 at December 31, 2003 and 2002, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  LOANS

         A summary of the balances of loans follows:

                                                            DECEMBER 31,
                                                      ----------------------
                                                        2003          2002
                                                      --------      --------
                                                      (Dollars in Thousands)
         Mortgage loans on real estate:
           Construction                               $ 21,243      $ 10,685
           Secured by farmland                           1,329         2,416
           Secured by 1 to 4 family residential        119,116        76,646
           Other real estate loans                      81,884        62,030
         Commercial and industrial loans (except
         those secured by real estate)                  21,070        20,386
         Consumer installment loans                     41,429        35,397
         All other loans                                13,033         9,186
                                                      --------      --------
                 Total loans                           299,104       216,746
         Less: Unearned income                             217           138
               Allowance for loan losses                 3,575         2,910
                                                      --------      --------
                 Net loans                            $295,312      $213,698
                                                      ========      ========

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

         Analysis of the allowance for loan losses follows:


                                                         2003              2002              2001
                                                     -----------       -----------       -----------
         Balance at beginning of year                $ 2,909,607       $ 2,856,743       $ 2,554,033
         Provision charged to operating expense          784,000           346,250           350,000
         Recoveries added to the allowance               160,089            47,918           230,310
         Loan losses charged to the allowance           (278,694)         (341,304)         (277,600)
                                                     -----------       -----------       -----------
         Balance at end of year                      $ 3,575,002       $ 2,909,607       $ 2,856,743
                                                     ===========       ===========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Information about impaired loans is as follows:


                                                          2003          2002
                                                        --------      --------
         Impaired loans for which an allowance
           has been provided                            $685,712      $686,113
         Impaired loans for which no allowance
           has been provided                              23,438            --
                                                        --------      --------
             Total impaired loans                       $709,150      $686,113
                                                        ========      ========
         Allowance provided for impaired loans,
           included in the allowance for loan losses    $ 50,000      $102,000
                                                        ========      ========


                                                          2003          2002          2001
                                                        --------      --------      --------

         Average balance in impaired loans              $749,583      $855,926      $843,586
                                                        ========      ========      ========

         Interest income recognized                     $     --      $     --      $     --
                                                        ========      ========      ========

         No additional funds are committed to be advanced in connection with impaired loans.

         Nonaccrual loans excluded from the above impaired loan disclosure under FASB 114 amounted to $258,373, $163,406 and $136,134 at December 31,
         2003, 2002 and 2001, respectively. If interest on these loans had been accrued, such income would have approximated $7,128, $6,938 and $4,066 for 2003, 2002 and 2001, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Corporation has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which amounted to $5,227,922 at December 31, 2003 and $2,217,571 at December 31, 2002. During 2003, total principal additions were $5,254,338 and total principal payments were $2,243,987.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  BANK PREMISES AND EQUIPMENT, NET

         A summary of the cost and accumulated depreciation of premises and equipment follows:


                                                                 2003             2002
                                                             -----------      -----------
         Land                                                $ 2,104,960      $   864,667
         Buildings and improvements                            6,563,299        6,397,628
         Furniture and equipment                               8,545,969        8,037,305
         Leasehold improvements                                  287,463          281,363
         Construction in progress                                327,556          101,940
                                                             -----------      -----------
                                                              17,829,247       15,682,903
         Less accumulated depreciation and amortization        9,953,823        9,214,698
                                                             -----------      -----------
                                                             $ 7,875,424      $ 6,468,205
                                                             ===========      ===========

         Depreciation and amortization charged to operations totaled $1,047,748, $941,787 and $747,886 in 2003, 2002 and 2001, respectively.

NOTE 7.  DEPOSITS

         The aggregate amount of time deposits, in denominations of $100,000 or more at December 31, 2003 and 2002 was $30,129,576 and $23,025,164,
         respectively.

         At December 31, 2003, the scheduled maturities of time deposits are as follows:

                     2004                  $45,614,391
                     2005                   17,928,297
                     2006                    2,769,324
                     2007                    3,870,847
                     2008                    9,054,052
                                           -----------
                                           $79,236,911
                                           ===========

         Overdraft demand deposits totaling $3,954,518 and $1,574,580 were reclassified to loans at December 31, 2003 and 2002, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  EMPLOYEE BENEFIT PLANS

         The following tables provide a reconciliation of the changes in the defined benefit plan's obligations and fair value of assets over the three-year period ending December 31, 2003, computed as of October 1st of each respective year:


                                                                       2003              2002              2001
                                                                   -----------       -----------       -----------
         CHANGE IN BENEFIT OBLIGATION
           Benefit obligation, beginning                           $ 5,177,305       $ 4,036,939       $ 3,736,910
           Service cost                                                371,747           270,440           215,762
           Interest cost                                               360,435           300,755           278,253
           Actuarial (gain) loss                                       481,228           714,662          (115,194)
           Benefits paid                                              (115,695)         (145,491)          (78,792)
                                                                   -----------       -----------       -----------
           Benefit obligation, ending                              $ 6,275,020       $ 5,177,305       $ 4,036,939
                                                                   -----------       -----------       -----------

         CHANGE IN PLAN ASSETS
           Fair value of plan assets, beginning                    $ 3,684,823       $ 3,774,469       $ 4,470,263
           Actual return on plan assets                                887,791          (379,381)         (914,910)
           Employer contributions                                      402,810           435,226           297,908
           Benefits paid                                              (115,695)         (145,491)          (78,792)
                                                                   -----------       -----------       -----------
           Fair value of plan assets, ending                       $ 4,859,729       $ 3,684,823       $ 3,774,469
                                                                   -----------       -----------       -----------

         FUNDED STATUS                                             $(1,417,481)      $(1,492,482)      $  (262,470)
           Unrecognized net actuarial loss                           1,335,922         1,483,542            65,173
           Unrecognized net obligation at transition                  (151,824)         (170,803)         (189,782)
           Unrecognized prior service cost                              62,137            69,903            77,669
                                                                   -----------       -----------       -----------
           Accrued benefit cost included in other liabilities      $  (171,246)      $  (109,840)      $  (309,410)
                                                                   -----------       -----------       -----------

         The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2003, 2002 and 2001:


                                                          2003            2002            2001
                                                       ---------       ---------       ---------
         COMPONENTS OF NET PERIODIC
           BENEFIT COST
             Service cost                              $ 371,747       $ 270,440       $ 215,762
             Interest cost                               360,435         300,755         278,253
             Expected return on plan assets             (309,775)       (324,326)       (399,914)
             Amortization of prior service cost            7,766           7,766           7,766
             Amortization of net obligation
               at transition                             (18,979)        (18,979)        (18,979)
             Recognized net actuarial (gain) loss         50,832              --         (36,181)
                                                       ---------       ---------       ---------
             Net periodic benefit cost                 $ 462,026       $ 235,656       $  46,707
                                                       =========       =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The assumptions used in the measurement of the Corporation's benefit obligation and net periodic benefit cost are shown in the following table:

                                                 2003      2002      2001
                                                 ----      ----      ----
         WEIGHTED-AVERAGE ASSUMPTIONS
           AS OF DECEMBER 31
           Discount rate                         6.5%      7.0%      7.5%
           Expected return on plan assets        8.5%      9.0%      9.0%
           Rate of compensation increase         5.0%      5.0%      5.0%

         The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed especially with respect to real rates of return (net of inflation) - for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience - that may not continue over the measurement period - with higher significance placed on current forecasts of future long-term economic conditions.

         Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from the plan assets (to the extent such expenses are not explicitly estimated within periodic costs).

         The Corporation pension plan's weighted-average asset allocation at September 30, 2003 and 2002, by asset category are as follows:

                                               2003        2002
                                              ------      ------
         ASSET CATEGORY
           AS OF SEPTEMBER 30
           Mutual Funds - Fixed Income         20.0%       25.0%
           Mutual Funds - Equity               80.0%       75.0%
                                              -----       -----
           Total                              100.0%      100.0%
                                              =====       =====

         The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and the funds with demonstrated historical performance, for the implementation of the Plan's investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

         The accumulated benefit obligation for the deferred benefit pension plan was $3,989,306, $3,258,355, and $2,578,647 at September 30, 2003,
         2002, and 2001, respectively.

         The Corporation expects to contribute $68,000 to its pension plan in 2004.

         The Corporation has a defined contribution retirement plan under Code
         Section 401(k) of the Internal Revenue Service covering employees who have completed 6 months of service and who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 15% of their covered compensation for the year, subject to certain limitations. The Corporation may also make, but is not required to make, a discretionary matching contribution. The amount of this matching contribution, if any, is determined on an annual basis by the Board of Directors. The Corporation made contributions to the plan for the years ended December 31, 2003, 2002 and 2001 of $109,130, $101,265 and $74,880, respectively.

         The Corporation has a nonqualified deferred compensation program for a key employee's retirement, in which the contribution expensed is solely funded by the Corporation. The retirement benefit to be provided is fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $159,991, $26,050, and $25,596 for the years ended December 31, 2003, 2002 and 2001, respectively.

         Concurrent with the establishment of the deferred compensation plan, the Corporation purchased life insurance policies on this employee with the Corporation named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation plan. The Corporation has recorded in other assets $876,801 and $843,799 representing cash surrender value of these policies for the years ended December 31, 2003 and 2002, respectively.

NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

         The Fauquier Bank has entered into three long-term banking facility leases. The first lease was entered into on January 31, 1999. The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank's Sudley Road, Manassas branch. The Bank renewed the lease January 31, 2004. Rent for 2004 is expected to be $56,228.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The third lease is for the accounting and finance department facility and was entered into on June 25, 2002. The lease has a term of five years beginning on August 1, 2002. Rent for the first year is $29,890 with annual increases on the anniversary date based on the CPI, with a minimum increase of 3%. Rent for 2004 is expected to be $31,259.

         Total rent expense was $128,627, $105,072 and $73,076 for 2003, 2002 and 2001, respectively, and was included in occupancy expense.

         The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

              2004                           $124,887
              2005                            127,301
              2006                            131,415
              2007                            118,262
              2008                            103,016
              Thereafter                      103,697
                                             --------
                     Total                   $708,578
                                             ========

         As members of the Federal Reserve System, the Corporation's subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2003 and 2002, the aggregate amounts of daily average required balances were approximately $8,036,000 and $12,416,000, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

         The components of the net deferred tax assets included in other assets are as follows:

                                                   2003            2002
                                                ----------      ----------
         Deferred tax assets:
           Allowance for loan losses            $1,081,674      $  855,440
           Accrued pension obligation               57,479          38,090
           Interest on nonaccrual loans             86,837          59,282
           Accrued vacation                         68,027          58,582
           SERP obligation                          74,413          20,101
                                                ----------      ----------
                                                 1,368,430       1,031,495
                                                ----------      ----------
         Deferred tax liabilities:
           Securities available for sale             6,708         345,219
           Other                                       702             463
           Accumulated depreciation                222,608         175,402
                                                ----------      ----------
                                                   230,018         521,084
                                                ----------      ----------
          Net deferred tax assets               $1,138,412      $  510,411
                                                ==========      ==========

         Allocation of federal income taxes between current and deferred portions is as follows:

                                             YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                       2003            2002            2001
                                   -----------     -----------     -----------

         Current tax expense       $ 2,110,799     $ 1,864,972     $ 1,673,861
         Deferred tax (benefit)       (289,490)       (123,229)        (77,080)
                                   -----------     -----------     -----------
                                   $ 1,821,309     $ 1,741,743     $ 1,596,781
                                   ===========     ===========     ===========

         The reasons for the difference between the statutory federal income tax rate and the effective tax rates are summarized as follows:


                                                  2003              2002              2001
                                              -----------       -----------       -----------
         Computed "expected" tax expense      $ 2,093,434       $ 1,928,330       $ 1,738,153
         Decrease in income taxes
           resulting from:
             Tax-exempt interest income          (238,734)         (141,582)         (135,625)
             Other                                (33,391)          (45,005)           (5,747)
                                              -----------       -----------       -----------
                                              $ 1,821,309       $ 1,741,743       $ 1,596,781
                                              ===========       ===========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. EARNINGS PER SHARE

         The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders. Weighted average number of shares for all periods reported has been restated to give effect to the 100% stock dividend in May 2002.


                                            2003                    2002                    2001
                                   --------------------    --------------------    --------------------
                                              PER SHARE               PER SHARE               PER SHARE
                                    SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                   ---------  ---------    ---------  ---------    ---------  ---------
Basic earnings per share           3,308,124  $    1.31    3,312,084  $    1.18    3,406,866  $    1.03
                                              =========               =========               =========
Effect of dilutive securities,
  stock options                      172,464                 148,044                  66,830
                                   ---------               ---------               ---------
Diluted earnings per share         3,480,588  $    1.24    3,460,128  $    1.14    3,473,696  $    1.01
                                   =========  =========    =========  =========    =========  =========

NOTE 12. STOCK OPTION PLANS

         OMNIBUS STOCK OWNERSHIP AND LONG-TERM INCENTIVE PLAN

         In 1998, the Corporation adopted an incentive stock option plan under which options may be granted to certain key employees for purchase of the Corporation's stock. The effective date of the plan was April 21, 1998 with a ten-year term. The plan reserves for issuance 400,000 shares of the Corporation's common stock. The stock option plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Corporation, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The plan was amended and restated effective January 1, 2000, to include non-employee directors and added an additional 180,000 shares to be available to directors. The plan provides for an annual issuance to non-employee directors at the discretion of the Compensation and Benefits Committee. Options that are not exercisable at the time a director's services on the Board terminates for reason other than death, disability or retirement in accordance with the Corporation's policy will be forfeited.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         DIRECTOR COMPENSATION PLANS

         The Corporation maintains Nonemployee Director Stock Option Plans. Under the plan expiring in 1999, each director that was not an employee of the Corporation or its subsidiary received an option grant covering 2,240 shares of Corporation common stock on April 1 of each year during the five-year term of the plan. The first grant under the plan was made on May 1, 1995. The exercise price of awards was fixed at the fair market value of the shares on the date the option was granted. During the term of the plan, a total of 120,960 options for shares of common stock were granted. Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors.

         The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

                                           DECEMBER 31,
                                      ---------------------
                                         2002        2001
                                      ---------   ---------

         Dividend yield                   2.84%       2.76%
         Expected life                10 years    10 years
         Expected volatility             30.82%      18.32%
         Risk-free interest rate          5.54%       5.11%

         The Corporation did not grant options in 2003.

         A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Director compensation plans is presented below:


                                           2003                  2002                  2001
                                   -------------------   -------------------   -------------------
                                              WEIGHTED              WEIGHTED              WEIGHTED
                                              AVERAGE               AVERAGE               AVERAGE
                                   NUMBER OF  EXERCISE   NUMBER OF  EXERCISE   NUMBER OF  EXERCISE
                                     SHARES    PRICE       SHARES    PRICE      SHARES     PRICE
                                   ---------  --------   ---------  --------   ---------  --------
Outstanding at January 1             367,556   $ 8.78      342,224   $ 8.22      259,632   $ 9.23
Granted                                   --       --       52,130    12.85       84,592     8.07
Exercised                            (29,174)    7.93      (26,798)    9.23       (2,000)    4.38
                                   ---------             ---------             ---------
Outstanding at December 31           338,382   $ 8.85      367,556   $ 8.78      342,224   $ 8.22
                                   =========             =========             =========

Exercisable at end of year           255,606               233,778               190,562
Weighted-average fair value
  per option of options granted
  during the year                         --             $    6.28             $    3.11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The status of the options outstanding as of December 31, 2003 for the Omnibus Stock Ownership and Long-Term Incentive and Director Compensation Plans is as follows:

                          OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                        -----------------------     -----------------------
                                       WEIGHTED                    WEIGHTED
          REMAINING                    AVERAGE                      AVERAGE
         CONTRACTUAL       NUMBER      EXERCISE        NUMBER      EXERCISE
             LIFE       OUTSTANDING     PRICE       EXERCISABLE      PRICE
         -----------    -----------    --------     -----------    --------

          1.33 years       11,200       $ 4.38         11,200        $ 4.38
          2.25 years       18,920         5.06         18,920          5.06
          3.25 years       20,160         6.25         20,160          6.25
          4.25 years       22,400        10.00         22,400         10.00
          4.66 years        9,146        10.50          9,146         10.50
          5.25 years       24,140         9.75         24,140          9.75
          5.66 years       28,194         9.50         28,194          9.50
          6.60 years       67,500         8.13         67,500          8.13
          7.88 years       84,592         8.07         28,214          8.07
          8.08 years       26,398        12.70             --            --
          8.08 years       25,732        13.00         25,732         13.00
                          -------                     -------
                          338,382       $ 8.85        255,606        $ 8.62
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

NOTE 13. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         The Corporation's fixed-rate debt of $20,000,000 at December 31, 2003 matures through 2008. At December 31, 2003 and 2002, the interest rates ranged from 1.32 percent to 4.89 percent and from 4.51 percent to 4.89 percent, respectively. At December 31, 2003 and 2002, the weighted average interest rates were 3.81 percent and 4.64 percent, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Advances on the line are secured by all of the Corporation's first lien loans on one-to-four unit single-family dwellings. As of December 31, 2003, the book value of these loans totaled approximately $110,442,867. The amount of the available credit is limited to seventy-five percent of qualifying collateral. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

         The Bank has an available line of credit with the Federal Home Loan Bank of Atlanta (FHLB) with a borrowing limit of approximately $60.4 million at December 31, 2003 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling $33.1 million. At December 31, 2003, $20.0 million of the FHLB line of credit and $2.0 million of federal funds purchased lines of credit were in use.

         The contractual maturities of FHLB advances are as follows:

                                                DECEMBER 31,
                                                    2003
                                                ------------
              Due in 2004                       $  5,000,000
              Due in 2006                         10,000,000
              Due in 2008                          5,000,000
                                                ------------
                                                $ 20,000,000
                                                ============

NOTE 14. DIVIDEND LIMITATIONS ON AFFILIATE BANK

         Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2003, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $5,654,292.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:


                                                       2003             2002
                                                   -----------      -----------
         Financial instruments whose contract
           amounts represent credit risk:
             Commitments to extend credit          $70,158,000      $42,101,000
             Standby letters of credit               6,192,000        5,010,000

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

              At December 31, 2003 and 2002, the fair value of loan commitments and standby letters of credit were deemed immaterial.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              The estimated fair values of the Corporation's financial instruments are as follows:


                                                      2003                     2002
                                                ------------------      ------------------
                                                CARRYING    FAIR        CARRYING   FAIR
                                                 AMOUNT     VALUE        AMOUNT    VALUE
                                                --------  --------      --------  --------
                                                   (Thousands)             (Thousands)
         Financial assets:
           Cash and short-term
             investments                        $ 11,950  $ 11,950      $ 20,037  $ 20,037
           Federal funds sold                         --        --         4,900     4,900
           Securities                             52,386    52,386        71,737    71,737
           Loans, net                            295,312   293,470       213,698   215,396
           Accrued interest receivable             1,233     1,233         1,240     1,240

         Financial liabilities:
           Deposits                             $321,129  $271,663      $273,668  $273,631
           FHLB advances                          20,000    20,413        15,000    16,354
           Federal funds purchased                 2,000     2,000            --        --
           Company obligated manditorily
             redeemable capital securities         4,000     3,023         4,000     4,006
           Accrued interest payable                  394       394           417       417

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

NOTE 17. OTHER OPERATING EXPENSES

         The principal components of "Other operating expenses" in the Consolidated Statements of Income are:


                                                             2003            2002            2001
                                                          ----------      ----------      ----------
         Advertising and business development             $  237,600      $  418,305      $  398,694
         Bank card                                           545,313         464,477         426,738
         Data processing                                     887,627         859,522         719,820
         Postage and supplies                                366,245         387,825         385,291
         Professional and consulting fees                    564,014         717,899         700,086
         Other (no items exceed 1% of total revenue)       2,085,959       1,783,751       1,429,901
                                                          ----------      ----------      ----------
                                                          $4,686,758      $4,631,779      $4,060,530
                                                          ==========      ==========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. CONCENTRATION RISK

         The Corporation maintains its cash accounts in several correspondent banks. The total amount by which cash on deposit in those banks exceeds the federally insured limits is $573,141 at December 31, 2003.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Corporation's and Subsidiary's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.


                                                                       MINIMUM
                                                                     TO BE WELL
                                                                  CAPITALIZED UNDER
                                                 MINIMUM CAPITAL  PROMPT CORRECTIVE
                                   ACTUAL          REQUIREMENT    ACTION PROVISIONS
                               --------------    ---------------  ------------------
                               AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO
                               -------  -----    ------   -----    ------   -----
                                             (Amount in Thousands)
As of December 31, 2003:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated             $35,850  12.8%    $22,474   8.0%      N/A     N/A
      The Fauquier Bank        $35,738  12.7%    $22,468   8.0%    $28,085  10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated             $32,339  11.5%    $11,237   4.0%      N/A     N/A
      The Fauquier Bank        $32,227  11.5%    $11,234   4.0%    $16,851   6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated             $32,339   8.6%    $15,072   4.0%      N/A     N/A
      The Fauquier Bank        $32,227   8.6%    $15,071   4.0%    $18,839   5.0%

As of December 31, 2002:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated             $32,254  15.5%    $16,639   8.0%      N/A     N/A
      The Fauquier Bank        $32,182  15.5%    $16,630   8.0%    $20,788  10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated             $29,652  14.3%    $ 8,319   4.0%      N/A     N/A
      The Fauquier Bank        $29,580  14.2%    $ 8,315   4.0%    $12,473   6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated             $29,652   9.4%    $12,684   4.0%      N/A     N/A
      The Fauquier Bank        $29,580   9.3%    $12,680   4.0%    $15,851   5.0%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES

         On March 11, 2002, Fauquier Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On March 26, 2002, $4 million of trust preferred securities were issued through a pooled underwriting totaling approximately $564 million. The securities have a LIBOR-indexed floating rate of interest. During 2003, the interest rates ranged from 4.61% to 5.00%. At December 31, 2003 the weighted-average interest rate was 4.87%. The securities have a mandatory redemption date of March 26, 2032, and are subject to varying call provisions beginning March 27, 2007. The principal asset of the Trust is $4.1 million of the Corporation's junior subordinate debt securities with the like maturities and like interest rates to the Capital Securities.

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

         Subject to certain exception and limitations, the Corporation may elect from time to time to defer interest payment on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. PARENT CORPORATION ONLY FINANCIAL STATEMENTS

                            FAUQUIER BANKSHARES, INC.
                            (Parent Corporation Only)

                                 BALANCE SHEETS
                           December 31, 2003 and 2002


                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                       2003             2002
                                                                   -----------      -----------
ASSETS

Cash on deposit with subsidiary bank                               $   295,608      $   246,995
Investment in subsidiaries, at cost,
  plus equity in undistributed net income                           32,391,802       30,373,777
Dividend receivable                                                    430,590          363,447
Other assets                                                           155,247          122,947
                                                                   -----------      -----------
      Total assets                                                 $33,273,247      $31,107,166
                                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Company-obligated mandatorily redeemable capital securities        4,124,000      $ 4,124,000
  Dividend payable                                                     430,590          363,447
  Other liabilities                                                    255,872          188,554
                                                                   -----------      -----------
                                                                     4,810,462        4,676,001
                                                                   -----------      -----------

SHAREHOLDERS' EQUITY
  Common stock                                                      10,367,280       10,341,726
  Retained earnings, which are substantially
    distributed earnings of subsidiaries                            18,082,684       15,419,307
  Accumulated other comprehensive income                                12,821          670,132
                                                                   -----------      -----------
                                                                    28,462,785       26,431,165
                                                                   -----------      -----------

      Total liabilities and shareholders' equity                   $33,273,247      $31,107,166
                                                                   ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            FAUQUIER BANKSHARES, INC.
                            (Parent Corporation Only)

                              STATEMENTS OF INCOME
        For Each of the Three Years in the Period Ended December 31, 2003


                                               2003              2002              2001
                                           -----------       -----------       -----------
REVENUE,
  dividends from subsidiaries              $ 1,888,130       $ 2,277,687       $ 2,530,732
                                           -----------       -----------       -----------

EXPENSES
  Interest expense                             194,897           170,379                --
  Legal and professional fees                   46,129           101,073            28,624
  Directors' fees                               30,544            53,010            52,432
  Miscellaneous                                 73,303            76,889            35,963
                                           -----------       -----------       -----------
    Total expenses                             344,873           401,351           117,019
                                           -----------       -----------       -----------

    Income before income tax benefit
      and equity in undistributed net
      income of subsidiaries                 1,543,257         1,876,336         2,413,713

Income tax (benefit)                          (117,257)         (136,459)          (39,786)
                                           -----------       -----------       -----------

    Income before equity in
      undistributed net income
      of subsidiaries                        1,660,514         2,012,795         2,453,499

Equity in undistributed net income
  of subsidiaries                            2,675,336         1,917,021         1,061,935
                                           -----------       -----------       -----------

    Net income                             $ 4,335,850       $ 3,929,816       $ 3,515,434
                                           ===========       ===========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            FAUQUIER BANKSHARES, INC.
                            (Parent Corporation Only)

                            STATEMENTS OF CASH FLOWS
        For Each of the Three Years in the Period Ended December 31, 2003


                                                             2003              2002              2001
                                                         -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               4,335,850       $ 3,929,816       $ 3,515,434
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Undistributed earnings of subsidiaries              (2,675,336)       (1,917,021)       (1,061,935)
      (Increase) in undistributed dividends
        receivable from subsidiaries                         (67,143)          (45,091)          (27,284)
      Tax benefit of nonqualified options exercised          (64,307)          (17,114)               --
      (Increase) decrease in other assets                     32,007           254,822          (377,769)
      Increase (decrease) in other liabilities                67,318            19,372            43,465
                                                         -----------       -----------       -----------
          Net cash provided by operating activities        1,628,389         2,224,784         2,091,911
                                                         -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital securities                    --         4,124,000                --
  Contribution of capital to subsidiaries                         --        (4,124,000)               --
  Cash dividends paid                                     (1,520,987)       (1,310,949)       (1,194,739)
  Issuance of common stock                                   295,697           307,520            28,309
  Acquisition of common stock                               (354,486)       (1,050,524)         (895,941)
                                                         -----------       -----------       -----------
          Net cash (used in) financing activities         (1,579,776)       (2,053,953)       (2,062,371)
                                                         -----------       -----------       -----------

          Increase in cash and cash equivalents               48,613           170,831            29,540

CASH AND CASH EQUIVALENTS
  Beginning                                                  246,995            76,164            46,624
                                                         -----------       -----------       -----------

  Ending                                                 $   295,608       $   246,995       $    76,164
                                                         ===========       ===========       ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Bankshares that file periodic reports under the Exchange Act of 1934 are required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have established disclosure controls and procedures to ensure that material information related to Bankshares is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the chief executive officer and the chief financial officer, and the other executive officers of Bankshares and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to Bankshares' operations. The chief executive officer and chief financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, concluded that our disclosure controls and procedures were operating effectively.

There were no changes in Bankshares' internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Bankshares' internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Bankshares' executive officers is provided in Part I of this Form 10-K under the caption "Executive Officers of the Registrant." All other information concerning Bankshares required by this item is contained in Bankshares' definitive proxy statement for the 2004 annual meeting of shareholders to be held on May 18, 2004 (the "2004 proxy statement") under the captions "Election of Class II Directors," "Meetings and Committees of the Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

Bankshares has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of Bankshares and TFB. A copy of this Code is attached hereto as Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive and director compensation is contained in Bankshares' 2004 proxy statement under the captions "Compensation of Management" and "Report of the Compensation and Benefits Committees on Executive Compensation" and is incorporated herein by reference. The information in the 2004 proxy statement under the caption "Stock Performance" is also incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding security ownership required by this item is contained in Bankshares' 2004 proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which equity securities of Bankshares are authorized for issuance:

                      EQUITY COMPENSATION PLAN INFORMATION


------------------------------------------------------------------------------------------------------
                                                                               NUMBER OF SECURITIES
                                                                              REMAINING AVAILABLE FOR
                                                                               FUTURE ISSUANCE UNDER
                             NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE     EQUITY COMPENSATION PLANS
                             BE ISSUED UPON EXERCISE    EXERCISE PRICE OF      (EXCLUDING SECURITIES
                             OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,  REFLECTED IN COLUMN (A))
       PLAN CATEGORY           WARRANTS AND RIGHTS     WARRANTS AND RIGHTS              (C)
                                       (A)                     (B)
------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                               241,562                 $9.37                  295,646 (1)
------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                96,820                 $7.54                   87,072 (2)
------------------------------------------------------------------------------------------------------
TOTAL                                 338,382                 $8.85                  382,718
======================================================================================================

(1) Includes 295,646 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Omnibus Stock Ownership and Long Term Incentive Plan.

(2) Includes no shares available to be granted under the Non-Employee Director Stock Option Plan and 87,072 shares available to be granted under the Director Deferred Compensation Plan.

For additional information concerning the material features of Bankshares' equity compensation plans, including the Non-Employee Directors Stock Option Plan and Director Deferred Compensation Plan which have not been approved by the shareholders, please see Note 12 of our Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in Bankshares' 2004 proxy statement under the caption "Related Party Transactions," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the 2004 proxy statement under the captions, "Principal Accounting Fees" and "Pre-Approval Policies," and is incorporated herein by reference.

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

         Independent Auditor's Report on the Consolidated Financial Statements

         Consolidated Balance Sheets - December 31, 2003 and December 31, 2002

         Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Changes in Shareholders' Equity - December 31, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements - Years ended December 31, 2003, 2002 and 2001

         (a)      (2) - Financial Statement Schedules

All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

         (a)      (3) - Exhibits

         EXHIBIT NUMBER

         3.1 Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999.

         3.2   Bylaws of Fauquier Bankshares, Inc., incorporated by reference to
               Exhibit 3(ii) to registration statement on Form 10 filed April 16, 1999.

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

         10.1 Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, amended and restated effective January 1, 2000, incorporated by reference to Exhibit 4.B to Form S-8 filed October 15, 2002.

         10.2 Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to
               Exhibit 4.C to Form S-8 filed October 15, 2002.

         10.3 Fauquier Bankshares, Inc. Non-Employee Director Stock Option Plan, effective April 1, 1995, incorporated by reference to
               Exhibit 4.A to Form S-8 filed October 15, 2002.

         10.4 Change of Control Agreement, dated June 13, 1997, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.4 to Form 10-K filed March 25, 2003.

         10.5 Change of Control Agreement, dated June 13, 1997, between The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.5 to Form 10-K filed March 25, 2003.

         10.6 Change of Control Agreement, dated June 13, 1997, between The Fauquier Bank and Gary R. Shook, incorporated by reference to Exhibit 10.6 to Form 10-K filed March 25, 2003.

         10.7 Change of Control Agreement, dated December 18, 2000, between The Fauquier Bank and Rosanne T. Gorkowski, incorporated by reference to Exhibit 10.7 to Form 10-K filed March 25, 2003.

         10.8 Change of Control Agreement, dated November 27, 2000, between The Fauquier Bank and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.

         10.9 Change of Control Agreement, dated February 22, 2002, between The Fauquier Bank and Mark A. Debes, incorporated by reference to Exhibit 10.9 to Form 10-K filed March 25, 2003.

         10.10 Executive Supplemental Retirement Plan Agreement, dated August 20, 2000, between The Fauquier Bank and C. Hunton
               Tiffany, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 25, 2003.

         10.11 Life Insurance Endorsement Method Split Dollar Plan Agreement, dated August 10, 2000, between The Fauquier Bank and
               C. Hunton Tiffany, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 25, 2003.

         10.12 Life Insurance Endorsement Method Split Dollar Plan Agreement, dated November 26, 1996, between The Fauquier Bank and
               Randy K. Ferrell, incorporated by reference to Exhibit 10.12 to Form 10-K filed March 25, 2003.

         10.13 Form of the Executive Survivor Income Agreement, dated on or about May 9, 2003, between The Fauquier Bank and each of C. Hunton Tiffany, Randy K. Ferrell, Gary R. Shook, Eric P. Graap, and Rosanne T. Gorkowski, incorporated by reference to Exhibit
               10.13 to Form 10-Q filed August 14, 2003.

         14    Code of Business Conduct and Ethics.

         21 Subsidiaries of the Registrant, incorporated herein by reference to Part I of this Form 10-K.

         23    Consent of Yount, Hyde & Barbour, P.C.

         31.1  Certification of CEO pursuant to Rule 13a-14(a).

         31.2  Certification of CFO pursuant to Rule 13a-14(a).

         32.1  Certification of CEO pursuant to 18 U.S.C. Section 1350.

         32.2  Certification of CFO pursuant to 18 U.S.C. Section 1350.

         (b)      Reports on Form 8-K:

                  Current report on Form 8-K filed on October 17, 2003 commenting on third quarter 2003 earnings.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
      (Registrant)

/s/ C. Hunton Tiffany
-------------------------------------------------
C. Hunton Tiffany
Chairman and Chief Executive Officer
Dated: March 30, 2004

/s/ Randy K. Ferrell
-------------------------------------------------
Randy K. Ferrell
President and Chief Operating Officer
Dated: March 30, 2004

/s/ Eric P. Graap
-------------------------------------------------
Eric P. Graap
Senior Vice President and Chief Financial Officer
Dated: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. Hunton Tiffany           Chairman and Chief Executive Officer            March 30, 2004
---------------------------     Director
C. Hunton Tiffany               (principal executive officer)


/s/ Randy K. Ferrell            President and Chief Operating Officer,          March 30, 2004
---------------------------     Director
Randy K. Ferrell


/s/ Eric P. Graap               Senior Vice President and Chief Financial       March 30, 2004
---------------------------     Officer
Eric P. Graap                   (principal financial and accounting officer)


/s/ John B. Adams, Jr.          Director                                        March 30, 2004
---------------------------
John B. Adams, Jr


/s/ Alexander G. Green, Jr.     Director                                        March 30, 2004
---------------------------
Alexander G. Green, Jr.


/s/ Stanley C. Haworth          Director                                        March 30, 2004
---------------------------
Stanley C. Haworth


/s/ John J. Norman, Jr          Director                                        March 30, 2004
---------------------------
John J. Norman, Jr.


/s/ Douglas C. Larson           Director                                        March 30, 2004
---------------------------
Douglas C. Larson


/s/ C.H. Lawrence, Jr           Director                                        March 30, 2004
---------------------------
C.H. Lawrence, Jr.


/s/ D. Harcourt Lees, Jr.       Director                                        March 30, 2004
---------------------------
D. Harcourt Lees, Jr.


/s/ Randolph T. Minter          Director                                        March 30, 2004
---------------------------
Randolph T. Minter


/s/ B.S. Montgomery             Director                                        March 30, 2004
---------------------------
B.S. Montgomery


/s/ H.P. Neale                  Director                                        March 30 2004
---------------------------
H.P. Neale


/s/ Pat H. Nevill               Director                                        March 30, 2004
---------------------------
Pat H. Nevill


/s/ H. Frances Stringfellow     Director                                        March 30, 2004
---------------------------
H. Frances Stringfellow
