Form 10-Q
period 2004-03-31
FAUQUIER BANKSHARES INC
filed 2004-05-14
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

           As of May 7, 2004, the latest practicable date for determination, 3,308,126 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

FAUQUIER BANKSHARES, INC.

Part I.     FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	March 31, 2004	December 31, 2003

Assets
Cash and due from banks	$13,788,725	$11,808,387
Interest-bearing deposits in other banks	8,903,829	142,042
Federal funds sold	6,000,000	-
Securities, at fair value	47,958,535	52,386,006
Loans, net of allowance for loan losses of $3,704,662 in 2004 and $3,575,002 in 2003	308,998,679	295,311,745
Bank premises and equipment, net	8,232,428	7,875,424
Accrued interest receivable	1,338,869	1,233,004
Other assets	9,636,683	9,703,670

Total assets	$404,857,748	$378,460,278

Liabilities
Deposits:
Noninterest-bearing	$85,944,187	$73,128,879
Interest-bearing	254,119,204	247,999,697

Total deposits	$340,063,391	$321,128,576
Federal funds purchased	-	2,000,000
Dividends payable	431,248	430,590
Federal Home Loan Bank advances	29,000,000	20,000,000
Company-obligated mandatorily redeemable capital securities	4,000,000	4,000,000
Other liabilities	2,207,297	2,438,327
Commitments and contingent liabilities	-	-

Total liabilities	$375,701,936	$349,997,493

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding, 2004, 3,317,289 shares; 2003, 3,312,230 shares	10,383,115	10,367,280
Retained earnings	18,484,699	18,082,684
Accumulated other comprehensive income, net	287,998	12,821

Total shareholders’ equity	$29,155,812	$28,462,785

Total liabilities and shareholders’ equity	$404,857,748	$378,460,278

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2004 and 2003

	2004	2003

Interest Income
Interest and fees on loans	$4,724,872	$3,978,524
Interest and dividends on securities available for sale:
Taxable interest income	344,797	530,026
Interest income exempt from federal income taxes	14,448	19,662
Dividends	16,022	59,453
Interest on federal funds sold	21	3,140
Interest on deposits in other banks	6,727	461

Total interest income	5,106,887	4,591,266

Interest Expense
Interest on deposits	731,654	792,155
Interest on federal funds purchased	31,319	5,381
Interest on Federal Home Loan Bank advances	210,880	173,875
Distribution on capital securities of subsidiary trust	48,230	50,000

Total interest expense	1,022,083	1,021,411

Net interest income	4,084,804	3,569,855
Provision for loan losses	154,167	75,000

Net interest income after provision for loan losses	3,930,637	3,494,855

Other income
Wealth management income	324,689	218,755
Service charges on deposit accounts	598,604	632,058
Other service charges, commissions and fees	334,454	273,497
Other operating income	730	9,372

Total other income	1,258,477	1,133,682

Other Expenses
Salaries and employees' benefits	1,887,032	1,586,297
Net occupancy expense of premises	211,764	208,603
Furniture and equipment	299,392	291,689
Other operating expenses	1,278,955	994,944

Total other expenses	3,677,143	3,081,533

Income before income taxes	1,511,971	1,547,004

Income tax expense	442,034	456,010

Net Income	$1,069,937	$1,090,994

Earnings per Share, basic	$0.32	$0.33

Earnings per Share, assuming dilution	$0.30	$0.32

Dividends per Share	$0.13	$0.11

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2004 and 2003

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2002	$10,341,726	$-	$15,419,307	$670,132		$26,431,165
Comprehensive income:
Net income	-	-	1,090,994	-	$1,090,994	1,090,994
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $72,735	-	-	-	(141,191)	(141,191)	(141,191)

Total comprehensive income	-	-	-	-	$949,803	-

Cash dividends	-	-	(362,883)	-		(362,883)
Acquisition of 9,900 shares of common stock	(30,987)	-	(123,397)	-		(154,384)
Issuance of common stock	3,882	-	2,405	-		6,287
Exercise of stock options	11,055	-	22,499	-		33,554

Balance, March 31, 2003	$10,325,676	$-	$16,048,925	$528,941		$26,903,542

Balance, December 31, 2003	$10,367,280	$-	$18,082,684	$12,821		$28,462,785
Comprehensive income:
Net income	-	-	1,069,937	-	$1,069,937	1,069,937
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale, net of deferred income taxes of $141,758	-	-	-	275,177	275,177	275,177

Total comprehensive income	-	-	-	-	$1,345,114	-

Cash dividends	-	-	(431,248)	-		(431,248)
Acquisition of 11,400 shares of common stock	(35,682)	-	(229,062)	-		(264,744)
Net issuance of restricted stock, less amortization	39,304	-	(27,122)	-		12,182
Exercise of stock options	12,213	-	19,510	-		31,723

Balance, March 31, 2004	$10,383,115	$-	$18,484,699	$287,998		$29,155,812

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2004 and 2003

	2004	2003

Cash Flows from Operating Activities
Net income	$1,069,937	$1,090,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269,189	248,363
Provision for loan losses	154,167	75,000
(Gain) on sale of premises and equipment	(485)	-
Amortization of security premiums and (accretion) of discounts, net	107,202	217,433
Changes in assets and liabilities:
(Increase) in other assets	(77,259)	(78,066)
(Decrease) in other liabilities	(231,030)	(38,219)

Net cash provided by operating activities	1,291,721	1,515,505

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	5,237,204	8,202,220
Purchase of securities available for sale	(500,000)	(4,115,432)
Proceeds from sale of premises and equipment	485	-
Purchase of premises and equipment	(626,193)	(270,146)
Purchase of Bank Owned Life Insurance	-	(5,000,000)
Net (increase) in loans	(13,944,478)	(12,094,242)

Net cash (used in) investing activities	(9,832,982)	(13,277,600)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	16,780,794	5,006,386
Net increase in certificates of deposit	2,154,021	2,817,725
Proceeds from Federal Home Loan Bank advances	9,000,000	-
Payoff Federal Funds Purchased	(2,000,000)	-
Cash dividends paid	(430,590)	(363,447)
Issuance of common stock	43,905	39,841
Acquisition of common stock	(264,744)	(154,384)

Net cash provided by financing activities	25,283,386	7,346,121

Increase (decrease) in cash and cash equivalents	16,742,125	(4,415,974)
Cash and Cash Equivalents
Beginning	11,950,429	24,937,080

Ending	$28,692,554	$20,521,106

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,019,052	$1,075,541

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net	$416,935	$(213,926)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	General

The consolidated statements include the accounts of Fauquier Bankshares, Inc. (the Corporation) and its wholly-owned subsidiary, The Fauquier Bank (the Bank), of which Fauquier Bank Services, Inc. is its sole subsidiary. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results expected for the full year.
2.	Securities The amortized cost of securities available for sale, with unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	March 31, 2004

Obligations of U.S. Government corporations and agencies	$41,248,988	$392,352	$(8,562)	$41,632,778
Obligations of states and political subdivisions	1,163,582	78,175	-	1,241,757
Corporate Bonds	3,000,000	5,000	(25,000)	2,980,000
Other	250,000	-	-	250,000
Restricted investments:
Federal Home Loan Bank stock	1,250,000	-	-	1,250,000
Federal Reserve Bank stock	72,000	-	-	72,000
Community Bankers’ Bank stock	50,000	-	-	50,000
FHLMC Preferred Bank stock	487,500	-	(5,500)	482,000

	$47,522,070	$475,527	$(39,062)	$47,958,535

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized(Losses)	Fair Value

	December 31, 2003

Obligations of U.S. Government corporations and agencies	$46,592,397	$254,827	$(208,599)	$46,638,625
Obligations of states and political subdivisions	1,164,580	72,001	-	1,236,581
Corporate Bonds	3,000,000	-	(71,200)	2,928,800
Restricted investments:
Federal Home Loan Bank stock	1,000,000	-	-	1,000,000
Federal Reserve Bank stock	72,000	-	-	72,000
Community Bankers’ Bank stock	50,000	-	-	50,000
FHLMC Preferred Bank stock	487,500	-	(27,500)	460,000

	$52,366,477	$326,828	$(307,299)	$52,386,006

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2004

	Amortized Cost	Fair Value

Due in one year or less	$497,891	$499,351
Due after one year through five years	14,162,733	14,315,262
Due after five years through ten years	5,528,071	5,546,834
Due after ten years	25,473,875	25,743,088
Equity securities	1,859,500	1,854,000

	$47,522,070	$47,958,535

The following table shows the Corporation’s investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004.

	Less Than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. government corporations and agencies	$3,773,838	$(8,562)	$—	$—	$3,773,838	$(8,562)
Corporate bonds	975,000	(25,000)	—	—	975,000	(25,000)

Subtotal, debt securities	4,748,838	(33,562)	—	—	4,748,838	(33,562)
Preferred stock	487,500	(5,500)	—	—	487,500	(5,500)

Total temporarily impaired securities	$5,236,338	$(39,062)	$—	$—	$5,236,338	$(39,062)

The nature of the securities which are temporarily impaired can be segmented into three groups. The first group consists of two Federal agency mortgage-backed securities totaling $3.8 million with a temporary loss of $8,562. The securities within this group have estimated maturity dates of 22 months and 51 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Corporation has the ability to hold these bonds to their maturity.

The second group consists of one corporate bond, rated A2 by Moody’s, totaling $1.0 million with a temporary loss of $25,000. This bond has a remaining maturity of approximately 29 years, but can be called at par on its five year anniversary. If not called, the bond reprices every three months at a fixed index above LIBOR. The Corporation has the ability to hold this bond to its maturity.

The final security is preferred stock with Freddie Mac totaling $487,500 with a temporary loss of $5,500. The Corporation has the ability to hold this stock.

3.	Loans

	A summary of the balances of loans follows:
		March 31, 2004	December 31, 2003

		(Thousands)
	Real estate loans:
	Construction	$20,577	$21,243
	Secured by farmland	1,164	1,329
	Secured by 1-4 family residential	121,966	119,116
	Other real estate loans	90,844	81,884
	Commercial and industrial loans (except those secured by real estate)	24,447	21,070
	Consumer installment loans	41,005	41,429
	All other loans	13,009	13,033

	Total loans	$313,012	$299,104
	Less: Unearned income	308	217
	Allowance for loan losses	3,705	3,575

	Net loans	$308,999	$295,312

	Analysis of the allowance for loan losses follows:
		Three Months Ending March 31, 2004	Three Months Ending March 31, 2003	Twelve Months Ending December 31, 2003

	Balance at beginning of period	$3,575,002	$2,909,607	$2,909,607
	Provision charged to operating expense	154,167	75,000	784,000
	Recoveries added to the allowance	6,283	76,599	160,089
	Loan losses charged to the allowance	(30,790)	(57,087)	(278,694)

	Balance at end of period	$3,704,662	$3,004,119	$3,575,002

	Nonperforming assets consist of the following:
			March 31, 2004	December 31, 2003

			(Thousands)
	Nonaccrual loans		$931	$962
	Restructured loans		-	-

	Total non-performing loans		931	962
	Foreclosed property		103	-

	Total non-performing assets		$1,034	$962

	Total loans past due 90 days or more and still accruing interest totaled $1,189,000 on March 31, 2004 and $840,000 on December 31, 2003, respectively.
4.

Company-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust

On March 26, 2002, the Company’s wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities (“Capital Securities”) in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (“Subordinated Debentures”). Both the Capital Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The Capital Securities are guaranteed by the Company on a subordinated basis.

The Capital Securities are presented in the consolidated balance sheets of the Company under the caption “Company-Obligated Mandatorily Redeemable Capital Securities.” The Company records distributions payable on the Capital Securities as an Interest Expense in its consolidated statements of income. The cost of issuance of the Capital Securities was approximately $128,000. This cost is being amortized over a five year period from the issue date.

5.

Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

		Three Months Ending March 31, 2004		Three Months Ending March 31, 2003
		Shares	Per Share Amount	Shares	Per Share Amount

	Basic earnings per share	3,317,289	$0.32	3,298,938	$0.33

	Effect of dilutive securities, stock options	209,869		163,734

	Diluted earnings per share	3,527,158	$0.30	3,462,672	$0.32

6.

Stock-Based Compensation

At March 31, 2004, the Corporation has a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the Corporation had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been applied to stock-based compensation.

	March 31, 2004	March 31, 2003

Net income, as reported	$1,069,937	$1,090,994
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(21,097)	(40,547)

Pro forma net income	$1,048,840	$1,050,447

Earnings per share:
Basic - as reported	$0.32	$0.33

Basic - pro forma	$0.32	$0.32

Diluted - as reported	$0.30	$0.32

Diluted - pro forma	$0.30	$0.30

7.	Employee Benefit Plan The following table provides a reconciliation of the changes in the defined benefit plan’s obligations for the periods ending March 31, 2004 and 2003.
		Three Months Ended March 31,
		2004	2003

	Service cost	$113,959	$92,937
	Interest cost	101,423	90,109
	Expected return on plan assets	(98,287)	(77,444)
	Amortization of transition obligation/(asset)	(4,745)	(4,745)
	Amortization of prior service cost	1,942	1,942
	Recognized net actuarial (gain)/loss	9,839	12,708

	Net periodic benefit cost	$124,131	$115,507

The Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $68,000 to its pension plan in 2004. As of March 31, 2004, contributions totaling $412,000 have been made. The Corporation presently anticipates no additional contributions to fund its pension plan in 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of management, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including the policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of The Fauquier Bank’s (“TFB”) loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

GENERAL

Fauquier Bankshares, Inc. (“Bankshares”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares engages in its business through TFB, and has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,317,289 shares of common stock, par value $3.13 per share, held by approximately 377 holders of record on March 31, 2004.

TFB has seven full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas and New Baltimore. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. TFB purchased a property in Bealeton, Virginia in April 2003, and has begun building its eighth full-service branch office scheduled to open during May 2004.

TFB’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.

TFB provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Fund (the “FDIC”). The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, traveler’s checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. TFB provides automated teller machine (“ATM”) cards, as a part of the Star and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

TFB operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to TFB in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. TFB, through its subsidiary Fauquier Bank Services, Inc. has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Investments Group, LLC, a full service broker/dealer. Bankers Insurance consists of a consortium of 56 Virginia community bank owners and Bankers Investments Group is owned by 29 Virginia community banks.

The revenues of TFB are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for TFB’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta. The principal expenses of TFB are the interest paid on deposits and operating and general administrative expenses.

As is the case with banking institutions generally, TFB’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, TFB is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission (“SCC”). Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. TFB faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans.

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

The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors; and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Additionally, the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

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

Through merger and consolidation of other local banks, TFB has become the primary independent community bank in its immediate market area. It continually seeks to be the principal financial service provider for its market area by providing the right mix of high quality customer service, efficient technological support, value-added products, and a strong commitment to the community.

Net income of $1.07 million for the quarter ending March 31, 2004 was a 2% decrease from the March 2003 quarter net income of $1.09 million. The net income results for the first quarter of 2004 were fundamentally in-line with management’s internal projections. Bankshares and TFB experienced growth across all primary operating businesses, with growth in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. During the first quarter of 2003, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. The result of this was a 37% increase in net loan outstandings from March 31, 2003 to March 31, 2004. Deposits increased 21% from March 31, 2003 to March 31, 2004, with TFB gaining in-market customers who grew dissatisfied with the service and pricing resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. WMS assets under management grew by $61 million to $220 million, or 39%, from March 31, 2003 to March 31, 2004, with WMS revenue increasing from $219,000 to $325,000 or 48% for the same respective quarters, as management focused more people, marketing, and other resources toward WMS business.

Management continues the expansion of its branch network into southern Fauquier County with a new branch scheduled to open in Bealeton, Virginia during May of 2004. Additionally, TFB looks to add to its branch network in western Prince William County, as well as Fauquier County. TFB is looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its current marketplace.

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

NET INCOME.  Net income for the three months ended March 31, 2004 was $1.07 million or $0.30 per diluted share compared with $1.09 million or $0.32 per diluted share for the three months ended March 31, 2003. The $21,000 or 1.9% decrease in net income for the quarter was fundamentally in-line with management expectations with the exception of the $33,000 decline in service charges on deposit accounts. Please refer to the section entitled “Total Other Income” below for more explanation of this variation from expectations.

NET INTEREST INCOME.  Net interest income increased $515,000 or 14.4% to $4.08 million for the three months ended March 31, 2004 compared with $3.57 million for the three months ended March 31, 2003. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. The net interest margin, computed on a tax equivalent basis, for the March 2004 quarter was 4.55% compared with 4.96% for the same quarter one year earlier. The decrease in the net interest margin can be attributed primarily to the continuation of the declining interest rate environment, and the corresponding reduction in the average rate on earning assets, which declined on a tax equivalent basis to 5.67% for the quarter ended March 31, 2004, from 6.36% for the quarter ended March 31, 2003.

Average interest-earning assets grew 23.3% to $362.2 million for the first quarter of 2004 compared with $293.8 million for the first quarter of 2003. Total interest income increased $516,000 or 11.2% to $5.11 million for the three months ended March 31, 2004, compared with $4.59 million for the three months ended March 31, 2003, as a result of the growth in interest-earning assets. Investment securities income decreased $234,000 or 38.4%. Investment securities averaged $50.8 million for the first quarter of 2004 compared with $71.0 million for the same quarter one year earlier. The yield on investment securities was 3.07% on a tax-equivalent basis for the first quarter of 2004, compared with 3.50% for the first quarter of 2003. Interest and fees on loans increased $189,000 or 4.5% to $4.39 million for the March 2004 quarter compared with the same quarter one year earlier. Average loans outstanding totaled $304.2 million and earned 6.23% on a tax-equivalent basis for the quarter ended March 31, 2004, compared with $221.6 million and 7.31%, respectively, for the quarter ended March 31, 2003.

Total interest expense increased $1,000 or 0.1% to $1,022,000 for the three months ended March 31, 2004 from $1,021,000 for the three months ended March 31, 2003. Average interest-bearing liabilities grew 22.8% to $291.4 million for the first quarter of 2004 compared with $237.4 million for the first quarter of 2003, while the average cost on interest-bearing liabilities decreased to 1.40% from 1.74% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the continuation of the declining interest rate environment. Average certificates of deposit balances for the third quarter of 2003 were $77.6 million at an average cost of 2.47%, compared with $72.2 million at an average cost of 2.88% for the same quarter one year earlier. Interest-bearing NOW account deposits averaged $65.2 million at an average cost of 0.13% for the March 2004 quarter, compared with $47.2 million at an average cost of 0.25% for the March 2003 quarter. Interest-bearing money market deposits averaged $67.7 million at an average cost of 0.82% for the quarter ended March 31, 2004, compared with $58.0 million at an average cost of 1.33% for the same quarter one year earlier. Savings account deposits averaged $40.3 million at an average cost of 0.37% for the March 2004 quarter, compared with $39.5 million at an average cost of 0.61% for the March 2003 quarter. Average FHLB of Atlanta advances were $26.2 million at an average cost of 3.19% for the first quarter of 2004, and $15.0 million at an average cost of 4.64% one year earlier.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2004 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in TFB’s net interest margin resulting from competitive market conditions. Additionally, TFB’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest is projected to increase if market interest rates rise, and to decrease if market interest rates fall. The specific nature of TFB’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of TFB’s deposit base structure. During the first quarter of 2004, demand deposits, NOW, and savings deposits averaged 22%, 20%, and 13% of total average deposits, respectively, while the more interest-rate sensitive time certificates of deposit averaged 24% of total average deposits.

The following table sets forth information relating to Bankshares’ average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three month periods ended March 31, 2004 and 2003. Such yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

(In Thousands)

	3 Months Ending March 31, 2004			3 Months Ending March 31, 2003

	Average	Income/	Average	Average	Income/	Average
ASSETS:	Balances	Expense	Rate	Balances	Expense	Rate

Loans
Taxable	$294,335	$4,618	6.23%	$212,463	$3,866	7.30%
Tax-exempt (1)	8,827	161	7.23%	8,269	170	8.22%
Nonaccrual	1,008	-		890	-

Total Loans	304,170	4,779	6.23%	221,622	4,036	7.31%

Securities
Taxable	49,511	361	2.97%	69,198	589	3.41%
Tax-exempt (1)	1,241	22	7.06%	1,721	30	6.92%

Total securities	50,752	383	3.07%	70,919	619	3.50%

Deposits in banks	7,194	7	0.38%	117	1	1.60%
Federal funds sold	74	-	0.11%	1,092	3	1.15%

Total earning assets	362,190	5,169	5.67%	293,750	4,659	6.36%

Less: Reserve for loan losses	(3,648)			(2,982)
Cash and due from banks	14,494			17,530
Bank premises and equipment, net	7,492			6,532
Other assets	11,256			6,177

Total Assets	$391,784			$321,007

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	69,601			55,144
Interest-bearing deposits
NOW accounts	65,215	78	0.13%	47,174	29	0.25%
Money market accounts	67,652	139	0.82%	58,011	190	1.33%
Savings accounts	40,279	37	0.37%	39,521	60	0.61%
Time deposits	77,610	478	2.47%	72,205	513	2.88%

Total interest-bearing deposits	250,756	732	1.17%	216,911	792	1.48%

Federal funds purchased and securities sold under agreements to repurchase	10,378	31	1.21%	1,487	5	1.47%
Federal Home Loan Bank advances	26,190	211	3.19%	15,000	174	4.64%
Capital Securities of Subsidiary Trust	4,124	48	4.69%	4,000	50	5.07%

Total interest-bearing liabilities	291,448	1,022	1.40%	237,398	1,021	1.74%

Other liabilities	2,021			1,760
Shareholders’ equity	28,714			26,705

Total Liabilities & Shareholders’ Equity	$391,784			$321,007

Net interest spread		$4,147			$3,638
Interest expense as a percent of average earning assets			1.13%			1.41%
Net interest margin			4.55%			4.96%

(1)

Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%. The amount of the tax equivalent adjustment for the three month periods ending March 31, 2004 and 2003 is $62,000 and $68,000, respectively.

RATE/VOLUME ANALYSIS. The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares for the three month periods ended March 31, 2004 and 2003. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

RATE/VOLUME VARIANCE
(In Thousands)

	Three Months Ending March 31, 2004 Compared to
	Three Months Ending March 31, 2003
		Due to	Due to
	Change	Volume	Rate

Loans; taxable	$752	$1,169	$(417)
Loans; tax-exempt (1)	(9)	14	(23)
Securities; taxable	(228)	(152)	(76)
Securities; tax-exempt (1)	(8)	(9)	1
Deposits in banks	6	6	-
Federal funds sold	(3)	(1)	(2)

Total Interest Income	510	1,027	(517)

INTEREST EXPENSE
NOW accounts	49	14	35
Money market accounts	(51)	43	(94)
Savings accounts	(23)	1	(24)
Time deposits	(35)	50	(85)
Federal funds purchased	26	27	(1)
Federal Home Loan Bank Advances	37	62	(25)
Capital Securities of Subsidiary Trust	(2)	2	(4)

Total Interest Expense	1	199	(198)

Net Interest Income	$509	$828	$(319)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

The monitoring and management of net interest income is the responsibility of TFB’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of TFB’s senior management.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $154,000 and $75,000 for the three months ended March 31, 2004 and 2003, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. The increased level in the loan loss provision was necessitated by applying the formula allowance methodology to the overall increase in TFB’s loan portfolio outstandings. Total loan outstandings, net increased $83.4 million from March 31, 2003 to March 31, 2004. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the formula allowance methodology.

TOTAL OTHER INCOME.  Total other income increased by $125,000 or 11.0% from $1.13 million for the three months ended March 31, 2003 to $1.26 million for the three months ended March 31, 2004. This increase stemmed primarily from the $106,000 or 48.4% increase in revenues within TFB’s Wealth Management Services division, and the $61,000 increase in other service charges, commissions, and fees, which primarily reflects a full quarter’s income generated from the February 28, 2003 purchase of bank-owned life insurance (“BOLI”).

Service charges on deposit accounts decreased $33,000, or 5.3% to $599,000 for the quarter ended March 31, 2004, compared with $632,000 for the same quarter one year earlier. Management had expected deposits on service charges to increase essentially in proportion to the growth in transaction account deposits. The variation from expectations was primarily due to the increase in the average retail customer’s transaction deposit balances, which in turn lowered the number of occurrences for honoring customer overdrafts and generating associated fees. Whether this is a temporary variation or a more structural change in customer behavior remains to be determined.

Management seeks to increase the level of its future fee income from wealth management services through the increase of its market share within its marketplace. Wealth management fees are not projected to continue to grow at a 48% pace as it did in the first quarter of 2004 compared to the same quarter one year earlier, but are projected to stabilize during the remainder of 2004 and show more moderate growth over the longer term. Income from BOLI will be less in 2004 than 2003 due to the effect of the decline in market interest rates over the last two years on the crediting rate on the insurance. Management is not projecting any gains on the sale of securities at this time.

TOTAL OTHER EXPENSES.  Total other expenses increased 19.3% or $596,000 to $3.68 million for the three months ended March 31, 2004, compared with $3.08 million for the three months ended March 31, 2003, which was in-line with management’s internal projections. Salary and benefit expenses increased $301,000, or 19% from the March 2003 quarter to the March 2004 quarter. The primary causes of the growth in salary and benefit expense were the first quarter 2003 to first quarter 2004 increase of full-time equivalent employees from 120 to 132, as well as increases in the defined-benefit pension plan and medical insurance expense, and customary annual salary increases. Occupancy and furniture and equipment expenses also increased over the same period by $3,000 or 1.5%, and $8,000 or 2.6%, respectively. Other operating expenses increased $284,000 or 28.5%. The growth in other operating expenses primarily reflects increases in director compensation, loan fees, non-loan charge-offs, and outsourced data processing fees.

TFB expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable TFB to perform. During the remainder of 2004, TFB projects to expand its personnel base primarily to staff its new branch in Bealeton, Virginia. Similarly, occupancy, equipment, marketing, and other expenses will increase in response to this new branch opening.

COMPARISON OF MARCH 31, 2004 AND DECEMBER 31, 2003 FINANCIAL CONDITION

Assets totaled $404.9 million at March 31, 2004, an increase of 7.0% or $26.4 million from $378.5 million at December 31, 2003. Balance sheet categories reflecting significant changes include loans, federal funds sold and federal funds purchased, securities, other assets, and deposits. Each of these categories is discussed below.

LOANS.  Net loans were $309.1 million at March 31, 2004, which is an increase of $13.8 million or 4.7% from $295.3 million at December 31, 2003. The growth in total loans is primarily attributable to an increase in mortgage loans collateralized by commercial real estate of $9.0 million, an increase in commercial and industrial loans of $3.4 million, and an increase in mortgage loans collateralized by 1-to-4 family residential real estate of $2.9 million. TFB’s loans are made primarily to customers located within TFB’s primary market area. During 2003, and continuing into 2004, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. This was the primary reason for the increase in loans outstanding. Management will continue the same pricing strategies for the remainder of 2004, but does not project to originate the same level of 1-4 family residential real estate loans as in 2003, primarily due to competitive pressures and market interest rates.

INTEREST-BEARING DEPOSITS IN OTHER BANKS.  Interest-bearing deposits in other banks totaled $8.9 million at March 31, 2004 compared with $142,000 at December 31, 2003. The increase was a temporary deposit in the FHLB of Atlanta in anticipation of an April 9, 2004 payoff of a FHLB advance borrowing.

FEDERAL FUNDS SOLD and FEDERAL FUNDS PURCHASED.  Federal funds sold were $6.0 million at March 31, 2004, compared to federal funds purchased of $2.0 million at December 31, 2003.

SECURITIES.  Investment securities decreased $4.4 million from December 31, 2003 to March 31, 2004. The decrease was primarily the result of redeploying the proceeds from the prepayment of mortgage-backed securities into loans. At March 31, 2004 and December 31, 2003, all investment securities were available for sale. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax, of $288,000 at March 31, 2004 compared with an unrealized gain, net of tax, of $13,000 at December 31, 2003.

DEPOSITS.  At March 31, 2004, total deposits were $340.1 million, reflecting an increase of $18.9 million or 5.9% from $321.1 million at December 31, 2003. The growth was attributable to growth in noninterest-bearing deposits, which increased $12.8 million, and growth in interest-bearing deposits, which increased $6.1 million. Several factors may have contributed to the increase in deposits. One factor was TFB gaining in-market customers who grew dissatisfied with the service and pricing resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. Another factor may have been the increase in tax refunds flowing into bank deposits. A third factor may have been gaining deposits from new loan customers. TFB projects to increase its deposits in 2004 and beyond through the expansion of its branch network, as well as by offering value added demand deposit products, and selective rate premiums on its interest-bearing deposits.

ASSET QUALITY

Non-performing assets, in most cases, consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as loans that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency.

TFB continues to have strong credit quality as evidenced by non-performing assets totaling $1,034,000 or 0.33% of total loans at March 31, 2004, as compared with $967,000, or 0.33% of total loans at December 31, 2003, and $908,000, or 0.40% of total loans at March 31, 2003. The provision for loan losses was $154,000 for the first quarter of 2004 compared with $75,000 for the first quarter of 2003. The 105% increase in the provision for loan losses from 2003 to 2004 was largely in response to the growth in new loan originations during the last 12 months, and, to a lesser extent, the continued uncertainty existing in the economic and geopolitical environment.

Loans that are 90 days past due and accruing interest totaled $1.1 million, $840,000 and $445,000 at March 31, 2004, December 31, 2003, and March 31, 2003, respectively. Of the five loans totaling $1.1 million that were 90 days past due and still accruing at March 31, 2004, two loans totaling $961,000 were paid off in total during April 2004. No loss is anticipated on the remaining three loans based on the value of the underlying collateral and other factors.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2004, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2004, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2003.

CAPITAL RESOURCES

Total shareholders’ equity was $29.2 million at March 31, 2004 compared to $28.5 million at December 31, 2003, an increase of $693,000, or 2.4%. During the three months ended March 31, 2004, shareholders’ equity was increased by $275,000 due to the change in the accumulated other comprehensive income (loss). This represents the change in the market value of TFB’s available-for-sale securities portfolio from December 31, 2003 to March 31, 2004. The change in market value was the result of the sale of securities from the portfolio, purchases of securities added to the portfolio, changes in market interest rates, and other factors. In addition, TFB’s shareholders’ equity was reduced $265,000 due to the repurchase of 11,400 shares of Bankshares’ common stock during the March 2004 quarter.

Banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. Under these guidelines, the $4.0 million of capital securities issued by Bankshares’ subsidiary trust are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of Bankshares together do not exceed 25% of Tier 1 capital. Bankshares and TFB exceed all applicable minimum regulatory capital ratios. The following table sets forth the regulatory capital ratio calculation for Bankshares:

REGULATORY CAPITAL RATIOS
(in Thousands)

	March 31,	December 31,
	2004	2003

Tier 1 Capital:
Shareholders’ Equity	$29,156	$28,463
Less: Unrealized gain on securities available for sale	(294)	(41)
Less: Intangible assets, net	(76)	(83)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	32,786	32,339

Tier 2 Capital:
Allowable Allowance for Loan Losses	3,705	3,511

Total Capital:	36,491	35,850

Risk Weighted Assets:	$297,012	$280,916

Regulatory Capital Ratios:
Leverage Ratio	8.37%	8.58%
Tier 1 to Risk Weighted Assets	11.04%	11.51%
Total Capital to Risk Weighted Assets	12.29%	12.76%

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $28.7 million at March 31, 2004 compared with $12.0 million at December 31, 2003. These assets provide the primary source of liquidity for TFB. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $36.3 million is unpledged and readily salable. Futhermore, TFB has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $113.5 million at March 31, 2004 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling approximately $38.4 million. At December 31, 2003, $29.0 million of the FHLB of Atlanta line of credit was in use.

The following table sets forth information relating to Bankshares’ sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2004 and December 31, 2003. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(in Thousands)

	March 31, 2004			December 31, 2003

	Total	In Use	Available	Total	In Use	Available

Sources:
Federal funds borrowing lines of credit	$38,411	$-	$38,411	$33,077	$2,000	$31,077
Federal Home Loan Bank advances	113,514	29,000	84,514	60,540	20,000	40,540
Federal funds sold			6,000			703
Securities, available for sale and unpledged at fair value			36,346			40,655

Total short-term funding sources			165,271			112,975

Uses:
Unfunded loan commitments and lending lines of credit			64,255			70,158
Letters of credit			10,744			6,192

Total potential short-term funding uses			$74,999			$76,350

Ratio of short-term funding sources to potential short-term funding uses			220.4%			148.0%

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of Bankshares or TFB. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. TFB’s internal sources of such liquidity are deposits, loan and investment repayments, and securities available for sale. TFB’s primary external source of liquidity is advances from the FHLB of Atlanta.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no additional accounting pronouncements by the Financial Accounting Standards Board relevant to Bankshares other than those previously described in “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements contained in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Bankshares that file periodic reports under the Exchange Act of 1934 are required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act, is communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Bankshares’ disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the organization to disclose material information otherwise required to be set forth in Bankshares’ periodic reports.

Bankshares’ management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of Bankshares’ assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in Bankshares’ internal control over financial reporting or control of assets during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting or control of assets.

Part II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which Bankshares or TFB is a party or to which the property of either Bankshares or TFB is subject that, in the opinion of management, may materially impact the financial condition of either company.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

		Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2004	11,400	$23.22	11,400	152,512
February 1 – 29, 2004	-		-	152,512
March 1 – 31, 2004	-		-	152,512

Total	11,400	$23.22	11,400	152,512

(1)

In September 1998, Bankshares announced an open market buyback program for its common stock. Initially, the plan authorized Bankshares to repurchase up to 73,672 shares of its common stock through December 31, 1999. Through annual extensions of the buyback program by the Board, Bankshares is currently authorized through December 31, 2004 to repurchase up to 8% of the shares of common stock outstanding on January 1, 2002, which equalled 268,089 shares. Bankshares has repurchased 115,577 shares through this current program as of March 31, 2004.

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

Current Report on Form 8-K, filed on January 28, 2004, furnishing a press release announcing Bankshares’ results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC. (Registrant)

Dated: May 14, 2004	/s/ C. Hunton Tiffany

C. Hunton Tiffany Chairman and Chief Executive Officer (principal executive officer)

Dated: May 14, 2004	/s/ Randy K. Ferrell

Randy K. Ferrell President and Chief Operating Officer

Dated: May 14, 2004	/s/ Eric P. Graap

Eric P. Graap Senior Vice President and Chief Financial Officer (principal financial officer)