Form 10-Q
period 2004-06-30
FAUQUIER BANKSHARES INC
filed 2004-08-13
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

     As of August 7, 2004, the latest practicable date for determination, 3,323,772 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	Unaudited	Audited
	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$23,863,349	$11,808,387
Interest-bearing deposits in other banks	209,703	142,042
Federal funds sold	1,740,000	—
Securities, at fair value	52,032,855	52,386,006
Loans, net of allowance for loan losses of $3,801,691 in 2004 and $3,575,002 in 2003	316,207,476	295,311,745
Bank premises and equipment, net	8,657,409	7,875,424
Accrued interest receivable	1,279,030	1,233,004
Other assets	10,493,029	9,703,670

Total assets	$414,482,851	$378,460,278

Liabilities
Deposits:
Noninterest-bearing	$86,964,048	$73,128,879
Interest-bearing	272,397,823	247,999,697

Total deposits	$359,361,871	$321,128,576
Federal funds purchased	21,000	2,000,000
Dividends payable	—	430,590
Federal Home Loan Bank advances	20,000,000	20,000,000
Company-obligated mandatorily redeemable capital securities	4,000,000	4,000,000
Other liabilities	2,222,355	2,438,327
Commitments and contingent liabilities	—	—

Total liabilities	$385,605,226	$349,997,493

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding, 2004, 3,322,226 shares; 2003, 3,312,230 shares	10,398,567	10,367,280
Retained earnings	18,862,587	18,082,684
Accumulated other comprehensive income(loss), net	(383,529)	12,821

Total shareholders’ equity	$28,877,625	$28,462,785

Total liabilities and shareholders’ equity	$414,482,851	$378,460,278

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2004 and 2003

	2004	2003
Interest Income
Interest and fees on loans	$4,865,129	$4,126,471
Interest and dividends on securities available for sale:
Taxable interest income	361,012	378,356
Interest income exempt from federal income taxes	14,343	18,375
Dividends	48,207	61,894
Interest on federal funds sold	20,442	33,599
Interest on deposits in other banks	11,533	267

Total interest income	5,320,666	4,618,962

Interest Expense
Interest on deposits	792,425	805,018
Interest on federal funds purchased	2,483	—
Interest on Federal Home Loan Bank advances	196,374	175,807
Distribution on capital securities of subsidiary trust	47,802	49,257

Total interest expense	1,039,084	1,030,082

Net interest income	4,281,582	3,588,880
Provision for loan losses	154,166	155,000

Net interest income after provision for loan losses	4,127,416	3,433,880

Other income
Wealth management income	308,632	216,020
Service charges on deposit accounts	636,870	620,381
Other service charges, commissions and fees	289,033	368,936
Other operating income	23,587	10,378

Total other income	1,258,122	1,215,715

Other Expenses
Salaries and benefits	1,951,551	1,585,051
Net occupancy expense of premises	215,954	206,418
Furniture and equipment	310,125	292,577
Other operating expenses	1,354,505	1,216,197

Total other expenses	3,832,135	3,300,243

Income before income taxes	1,553,403	1,349,352

Income tax expense	469,322	403,154

Net Income	$1,084,081	$946,198

Earnings per Share, basic	$0.33	$0.28

Earnings per Share, assuming dilution	$0.31	$0.27

Dividends per Share	$0.14	$0.12

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2004 and 2003

	2004	2003
Interest Income
Interest and fees on loans	$9,590,001	$8,104,995
Interest and dividends on securities available for sale:
Taxable interest income	705,809	908,382
Interest income exempt from federal income taxes	28,791	38,037
Dividends	64,229	121,347
Interest on federal funds sold	20,463	36,739
Interest on deposits in other banks	18,260	728

Total interest income	10,427,553	9,210,228

Interest Expense
Interest on deposits	1,524,079	1,597,173
Interest on federal funds purchased	33,802	5,381
Interest on Federal Home Loan Bank advances	407,254	349,682
Distribution on capital securities of subsidiary trust	96,032	99,257

Total interest expense	2,061,167	2,051,493

Net interest income	8,366,386	7,158,735
Provision for loan losses	308,333	230,000

Net interest income after provision for loan losses	8,058,053	6,928,735

Other income
Wealth management income	633,321	434,775
Service charges on deposit accounts	1,235,474	1,252,439
Other service charges, commissions and fees	623,487	642,433
Other operating income	24,317	19,750

Total other income	2,516,599	2,349,397

Other Expenses
Salaries and benefits	3,838,583	3,171,348
Net occupancy expense of premises	427,718	415,021
Furniture and equipment	609,517	584,266
Other operating expenses	2,633,460	2,211,141

Total other expenses	7,509,278	6,381,776

Income before income taxes	3,065,374	2,896,356

Income tax expense	911,356	859,164

Net Income	$2,154,018	$2,037,192

Earnings per Share, basic	$0.65	$0.61

Earnings per Share, assuming dilution	$0.61	$0.59

Dividends per Share	$0.27	$0.23

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2004 and 2003

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2002	$10,341,726	$—	$15,419,307	$670,132		$26,431,165
Comprehensive income:
Net income	—	—	2,037,192	—	$2,037,192	2,037,192
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $158,521	—	—	—	(307,718)	(307,718)	(307,718)

Total comprehensive income	—	—	—	—	$1,729,474	—

Cash dividends	—	—	(760,220)	—		(760,220)
Acquisition of 9,900 shares of common stock	(30,987)	—	(123,397)	—		(154,384)
Exercise of stock options	53,142	—	79,095	—		132,237

Balance, June 30, 2003	$10,363,881	$—	$16,651,977	$362,414		$27,378,272

Balance, December 31, 2003	$10,367,280	$—	$18,082,684	$12,821		$28,462,785
Comprehensive income:
Net income	—	—	2,154,018	—	$2,154,018	2,154,018
Other comprehensive income net of tax:
Unrealized holding loss on securities available for sale, net of deferred income taxes of $204,180	—	—	—	(396,350)	(396,350)	(396,350)

Total comprehensive income	—	—	—	—	$1,757,668	—

Cash dividends	—	—	(896,359)	—		(896,359)
Acquisition of 30,570 shares of common stock	(95,684)	—	(601,147)	—		(696,831)
Net issuance of restricted stock, less amortization	39,304	—	(498)	—		38,806
Exercise of stock options	87,668	—	123,888	—		211,556

Balance, June 30, 2004	$10,398,568	$—	$18,862,586	$(383,529)		$28,877,625

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2004 and 2003

	2004	2003
Cash Flows from Operating Activities
Net income	$2,154,018	$2,037,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	532,956	504,312
Provision for loan losses	308,333	230,000
(Gain) on sale of premises and equipment	(5,910)	—
Amortization of security premiums and (accretion) of discounts, net	168,701	452,803
Changes in assets and liabilities:
(Increase) in other assets	(490,624)	(337,934)
Increase (Decrease) in other liabilities	(215,972)	111,531

Net cash provided by operating activities	2,451,502	2,997,904

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	10,118,697	23,295,390
Purchase of securities available for sale	(10,534,777)	(18,231,870)
Proceeds from sale of premises and equipment	5,910	—
Purchase of premises and equipment	(1,314,941)	(1,880,157)
Purchase of Bank Owned Life Insurance	—	(5,000,000)
Net (increase) in loans	(21,344,645)	(34,491,359)

Net cash (used in) investing activities	(23,069,756)	(36,307,996)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	39,431,206	34,292,453
Net increase (decrease) in certificates of deposit	(1,197,911)	11,582,735
Proceeds from Federal Home Loan Bank advances	9,000,000	—
Repayment of Federal Home Loan Bank advances	(9,000,000)	—
Proceeds from Federal Funds Purchased	21,000	—
Repayment of Federal Funds Purchased	(2,000,000)	—
Cash dividends paid	(1,326,949)	(726,330)
Issuance of common stock	250,362	132,237
Acquisition of common stock	(696,831)	(154,384)

Net cash provided by financing activities	34,480,877	45,126,711

Increase (decrease) in cash and cash equivalents	13,862,623	11,816,619
Cash and Cash Equivalents
Beginning	11,950,429	24,937,080

Ending	$25,813,052	$36,753,699

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,033,270	$2,071,631

Income taxes	$791,000	$641,000

Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) on securities available for sale, net	$(600,530)	$(466,134)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	General

The consolidated statements include the accounts of Fauquier Bankshares, Inc. (the Corporation) and its wholly-owned subsidiary, The Fauquier Bank (the Bank), of which Fauquier Bank Services, Inc. is its sole subsidiary. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2004 and December 31, 2003, and the results of operations and cash flows for the six months ended June 30, 2004 and 2003.

The results of operations for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of the results expected for the full year.

2.	Securities

The amortized cost of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2004
Obligations of U.S. Government corporations and agencies	$44,326,800	$100,427	$(559,888)	$43,867,339
Obligations of states and political subdivisions	1,162,480	39,135	—	1,201,615
Corporate Bonds	5,000,000		(90,000)	4,910,000
Other	252,875	—	(7,674)	245,201
Restricted investments:
Federal Home Loan Bank stock	1,262,200	—	—	1,262,200
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
FHLMC Preferred Bank stock	487,500	—	(63,000)	424,500

	$52,613,855	$139,562	$(720,562)	$52,032,855

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2003
Obligations of U.S. Government corporations and agencies	$46,592,397	$254,827	$(208,599)	$46,638,625
Obligations of states and political subdivisions	1,164,580	72,001	—	1,236,581
Corporate Bonds	3,000,000	—	(71,200)	2,928,800
Restricted investments:
Federal Home Loan Bank stock	1,000,000	—	—	1,000,000
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
FHLMC Preferred Bank stock	487,500	—	(27,500)	460,000

	$52,366,477	$326,828	$(307,299)	$52,386,006

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2004
	Amortized	Fair
	Cost	Value
Due in one year or less	$486,504	$479,517
Due after one year through five years	15,740,859	15,496,984
Due after five years through ten years	4,881,359	4,764,979
Due after ten years	29,633,433	29,482,675
Equity securities	1,871,700	1,808,700

	$52,613,855	$52,032,855

The following table shows the Corporation’s investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. government corporations and agencies	$28,018,519	$(547,837)	$2,015,014	$(11,851)	$30,033,533	$(559,688)
Corporate bonds	2,910,000	(90,000)	—	—	2,910,000	(90,000)

Subtotal, debt securities	30,928,519	(637,837)	2,015,014	(11,851)	32,943,533	(649,688)
Preferred Stock	487,500	(63,000)			487,500	(63,000)
Mutual Fund	252,875	(7,674)	—	—	252,875	(7,674)

Total temporary impaired securities	$31,668,894	$(708,511)	$2,015,014	$(11,851)	$33,683,908	$(720,362)

The nature of the securities which are temporarily impaired can be segmented into four groups. The first group consists of four Federal Agency securities totaling $11.0 million with a temporary loss of $276,436. The securities within this group have maturity dates ranging from 30 months to 47 months. Three of the securities within this group have call dates ranging from one month to 12 months. The Corporation has the ability to hold these bonds to their call date or their maturity.

The second group consists of three Federal agency mortgage-backed securities and five Federal agency collateralized mortgage obligation securities totaling $16.4 million with a temporary loss of $283,252. The securities within this group have estimated maturity dates ranging from 22 months to 96 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Corporation has the ability to hold these bonds to their maturity.

The third group consists of two corporate bonds, rated A2 by Moody’s, totaling $3.0 million with a temporary loss of $90,000. This bond has a remaining maturity of approximately 29 years, but can be called at par on its five year anniversary. If not called, the bond reprices every three months at a fixed index above LIBOR. The Corporation has the ability to hold this bond to its maturity.

The final security is preferred stock with Freddie Mac totaling $487,500 with a temporary loss of $63,000. The Corporation has the ability to hold this stock.

3.	Loans

A summary of the balances of loans follows:

	June 30,	December 31,
	2004	2003
	(Thousands)
Real estate loans:
Construction	$25,514	$21,243
Secured by farmland	1,337	1,329
Secured by 1-4 family residential	128,947	119,116
Other real estate loans	89,371	81,884
Commercial and industrial loans (except those secured by real estate)	23,960	21,070
Consumer installment loans	42,538	41,429
All other loans	8,657	13,033

Total loans	$320,324	$299,104
Less: Unearned income	315	217
Allowance for loan losses	3,802	3,575

Net loans	$316,207	$295,312

Analysis of the allowance for loan losses follows:

	Six Months	Six Months	Twelve Months
	Ending	Ending	Ending
	June 30,	June 30,	December 31,
	2004	2003	2003
Balance at beginning of period	$3,575,002	$2,909,607	$2,909,607
Provision charged to operating expense	308,333	230,000	784,000
Recoveries added to the allowance	14,500	100,776	160,089
Loan losses charged to the allowance	(96,144)	(119,856)	(278,694)

Balance at end of period	$3,801,691	$3,120,527	$3,575,002

Nonperforming assets consist of the following:

	June 30,	December 31,
	2004	2003
	(Thousands)
Nonaccrual loans	$828	$962
Restructured loans	—	—

Total non-performing loans	828	962
Foreclosed property	140	—

Total non-performing assets	$968	$962

Total loans past due 90 days or more and still accruing interest totaled $260,000 on June 30, 2004 and $840,000 on December 31, 2003, respectively.

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

	Three Months		Six Months		Six Months
	Ending		Ending		Ending
	June 30, 2004		June 30, 2004		June 30, 2003
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3,317,253	$0.33	3,314,255	$0.65	3,304,165	$0.61

Effect of dilutive securities, stock options	181,665		195,767		166,178

Diluted earnings per share	3,498,918	$0.31	3,510,022	$0.61	3,470,343	$0.59

6.	Stock-Based Compensation

At June 30, 2004, the Corporation has one stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the Corporation had the fair value recognition provisions of FASB Statement No. 12, Accounting for Stock-Based Compensation, been applied to stock-based compensation.

	June 30,	June 30,
	2004	2003
Net income , as reported	$2,154,018	$2,037,192
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(34,937)	(82,849)

Pro forma net income	$2,119,081	$1,954,343

Earnings per share:
Basic - as reported	$0.65	$0.61

Basic - pro forma	$0.64	$0.59

Diluted - as reported	$0.61	$0.59

Diluted - pro forma	$0.60	$0.56

7.	Employee Benefit Plan

The following table provides a reconciliation of the changes in the defined benefit plan’s obligations for the periods ending June 30, 2004 and 2003.

	Six Months Ended
	June 30,
	2004	2003
Service cost	$227,918	$185,874
Interest cost	202,846	180,218
Expected return on plan assets	(196,574)	(154,888)
Amortization of transition obligation/(asset)	(9,490)	(9,490)
Amortization of prior service cost	3,884	3,884
Recognized net actuarial (gain)/loss	19,678	25,416

Net periodic benefit cost	$248,262	$231,014

The Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $68,000 to its pension plan in 2004. As of June 30, 2004, contributions totaling $412,000 have been made. The Corporation presently anticipates no additional contributions to fund its pension plan in 2004.

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

GENERAL

Fauquier Bankshares, Inc. (“Bankshares”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares engages in its business through TFB, and has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,322,226 shares of common stock, par value $3.13 per share, held by approximately 394 holders of record on June 30, 2004.

TFB has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, New Baltimore, Sudley Road-Manassas, Old Town-Manassas and Bealeton. The branch in Bealeton opened during May 2004. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186.

TFB’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.

TFB provides a range of consumer and commercial banking services to individuals and businesses. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Fund (the “FDIC”). The basic services offered by TFB include: demand deposit accounts, savings and money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, automated clearing house services (“ACH”) including direct deposits, notary services, night depository, traveler’s checks, cashier’s checks, domestic collections, savings bonds, automated teller services, drive-in tellers, internet banking, banking by telephone, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. TFB provides automated teller machine (“ATM”) cards, as a part of the Star and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

TFB operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to TFB in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. TFB, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Investments Group, LLC, a full service broker/dealer. Bankers Insurance consists of a consortium of 56 Virginia community bank owners and Bankers Investments Group is owned by 29 Virginia community banks.

The revenues of TFB are primarily derived from interest and fees received on real estate and other loans; interest and dividends from investment and mortgage-backed securities; and fees on deposit products and WMS services. The principal sources of funds for TFB’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta and other banks. The principal expenses of TFB are the interest paid on deposits and borrowings, and operating and general administrative expenses.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Through the merger and consolidation of other area banks, TFB has become the primary independent community bank in its immediate geographic market. TFB continually seeks to be the principal financial service provider for its market area by providing high quality customer service, efficient technological support, value-added products, and a strong commitment to the community.

Net income of $1.08 million for the quarter ending June 30, 2004 was a 14.6% increase from the June 2003 quarter net income of $0.95 million. Net income for the six months ended June 30, 2004 was $2.15 million or $0.61 per diluted share compared with $2.04 million or $0.59 per diluted share for the six months ended June 30, 2003. The net income results were consistent with management’s internal projections. Bankshares and TFB experienced growth across all of its primary operating businesses, with growth in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. During the first quarter of 2003, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. The result of this has been a 27.6% increase in net loan outstandings from June 30, 2003 to June 30, 2004. Total deposits increased 12.5% from June 30, 2003 to June 30, 2004, with TFB gaining in-market customers dissatisfied with the service and pricing resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. WMS assets under management grew by $29.2 million to $228.6 million, or 14.6%, from June 30, 2003 to June 30, 2004, with WMS revenue increasing from $435,000 to $633,000 or 45.7% for the respective six month periods, as management focused more people, marketing, and other resources toward the WMS business.

Management continued the expansion of its branch network into southern Fauquier County with a new branch which opened in Bealeton, Virginia during May of 2004. Additionally, TFB looks to add to its branch network in western Prince William County, as well as Fauquier County. TFB is looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its current marketplace.

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

NET INCOME. Net income for the three months ended June 30, 2004 was $1.08 million or $0.31 per diluted share compared with $946,000 or $0.27 per diluted share for the three months ended June 30, 2003. The $138,000 or 14.6% increase in net income for the quarter was fundamentally in-line with management expectations.

NET INTEREST INCOME. Net interest income increased $693,000 or 19.3% to $4.28 million for the three months ended June 30, 2004 compared with $3.59 million for the three months ended June 30, 2003. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. The net interest margin, computed on a tax equivalent basis, for the June 2004 quarter was 4.62% compared with 4.63% for the same quarter one year earlier. The decrease in the net interest margin can be attributed primarily to the continuation of the low interest rate environment, and the corresponding reduction in the average rate on earning assets, which declined on a tax equivalent basis to 5.73% for the quarter ended June 30, 2004, from 5.94% for the quarter ended June 30, 2003.

Average interest-earning assets grew 18.9% to $372.4 million for the second quarter of 2004 compared with $313.2 million for the second quarter of 2003. Total interest income increased $702,000 or 15.2% to $5.32 million for the three months ended June 30, 2004, compared with $4.62 million for the three months ended June 30, 2003, as a result of the growth in interest-earning assets. Interest and dividends on investment securities decreased $35,000 or 7.6%. Investment securities averaged $47.7 million for the second quarter of 2004 compared with $62.5 million for the same quarter one year earlier. The yield on investment securities was 3.61% on a tax-equivalent basis for the second quarter of 2004, compared with 2.99% for the second quarter of 2003. Interest and fees on loans increased $739,000 or 17.9% to $4.87 million for the June 2004 quarter compared with the same quarter one year earlier. Average loans outstanding totaled $313.9 million and earned 6.21% on a tax-equivalent basis for the quarter ended June 30, 2004, compared with $238.7 million and 6.96%, respectively, for the quarter ended June 30, 2003.

Total interest expense increased $9,000 or 0.9% to $1.04 million for the three months ended June 30, 2004 from $1.03 million for the three months ended June 30, 2003. Average interest-bearing liabilities grew 15.9% to $291.4 million for the second quarter of 2004 compared with $251.5 million for the second quarter of 2003, while the average cost on interest-bearing liabilities decreased to 1.43% from 1.64% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the continuation of the low shorter-term interest rate environment. Average certificates of deposit balances for the second quarter of 2004 were $77.8 million at an average cost of 2.50%, compared with $80.8 million at an average cost of 2.70% for the same quarter one year earlier. Interest-bearing NOW account deposits averaged $77.9 million at an average cost of 0.69% for the June 2004 quarter, compared with $50.9 million at an average cost of 0.20% for the June 2003 quarter. Both the growth in average balances and the increase in the average cost was attributable to the introduction of a new high balance, premium interest rate NOW account. Interest-bearing money market deposits averaged $69.6 million at an average cost of 0.80% for the quarter ended June 30, 2004, compared with $60.4 million at an average cost of 1.20% for the same quarter one year earlier. Savings account deposits averaged $40.6 million at an average cost of 0.35% for the June 2004 quarter, compared with $40.4 million at an average cost of 0.54% for the June 2003 quarter. Average FHLB of Atlanta advances were $21.3 million at an average cost of 3.64% for the second quarter of 2004, and $15.0 million at an average cost of 4.64% one year earlier.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2004 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in TFB’s net interest margin resulting from competitive market conditions. Additionally, TFB’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and decrease if market interest rates fall. The specific nature of TFB’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of TFB’s deposit base structure. During the second quarter of 2004, demand deposits, NOW accounts, and savings deposits averaged 24%, 22%, and 12% of total average deposits, respectively, while the more interest-rate sensitive time certificates of deposit averaged 22% of total average deposits.

The following table sets forth information relating to Bankshares’ average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three month periods ended June 30, 2004 and 2003. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Three Months Ending June 30, 2004			Three Months Ending June 30, 2003
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$305,108	$4,771	6.20%	$229,329	$4,011	6.94%
Tax-exempt (1)	7,893	143	7.16%	8,434	174	8.18%
Nonaccrual	915	—		974	—

Total Loans	313,916	4,914	6.21%	238,737	4,185	6.96%

Securities
Taxable	46,532	409	3.52%	60,887	440	2.89%
Tax-exempt (1)	1,218	22	7.14%	1,657	28	6.72%

Total securities	47,750	431	3.61%	62,544	468	2.99%

Deposits in banks	1,298	12	3.56%	151	—	0.71%
Federal funds sold	9,472	20	0.85%	11,808	34	1.13%

Total earning assets	372,436	5,377	5.73%	313,240	4,687	5.94%

Less: Reserve for loan losses	(3,742)			(3,035)
Cash and due from banks	18,807			16,372
Bank premises and equipment, net	8,522			7,528
Other assets	11,151			9,294

Total Assets	$407,174			$343,399

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$84,741			$62,589
Interest-bearing deposits
NOW accounts	77,854	133	0.69%	50,939	25	0.20%
Money market accounts	69,642	138	0.80%	60,413	181	1.20%
Savings accounts	40,634	36	0.35%	40,383	55	0.54%
Time deposits	77,763	485	2.50%	80,800	544	2.70%

Total interest-bearing deposits	265,893	792	1.20%	232,535	805	1.39%

Federal funds purchased and securities sold under agreements to repurchase	110	2	8.92%	—	—	0.00%
Federal Home Loan Bank advances	21,319	196	3.64%	15,000	176	4.64%
Capital Securities of Subsidiary Trust	4,000	48	4.73%	4,000	49	4.87%

Total interest-bearing liabilities	291,332	1,038	1.43%	251,535	1,030	1.64%

Other liabilities	2,123			2,032
Shareholders’ equity	28,988			27,243

Total Liabilities & Shareholders’ Equity	$407,174			$343,399

Net interest spread		$4,339			$3,657

Interest expense as a percent of average earning assets			1.12%			1.32%
Net interest margin			4.62%			4.63%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%. The amount of the tax equivalent adjustment for the three month periods ending June 30, 2004 and 2003 is $56,000 and $69,000, respectively.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares for the three month periods ended June 30, 2004 and 2003. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

RATE / VOLUME VARIANCE
(In Thousands)

	Three Months Ending June 30, 2004 Compared with
	Three Months Ending June 30, 2003
		Due to	Due to
	Change	Volume	Rate
Loans; taxable	$760	$1,122	$(362)
Loans; tax-exempt (1)	18	6	12
Securities; taxable	(31)	(411)	380
Securities; tax-exempt (1)	(6)	(8)	2
Deposits in banks	12	8	4
Federal funds sold	(14)	(6)	(8)

Total Interest Income	739	711	28

INTEREST EXPENSE
NOW accounts	108	19	89
Money market accounts	(43)	36	(79)
Savings accounts	(19)	—	(19)
Time deposits	(59)	(20)	(39)
Federal funds purchased
Federal Home Loan Bank Advances	2	2	—
Capital Securities of Subsidiary Trust	20	41	(21)
Total Interest Expense	(1)	—	(1)

Net Interest Income	8	78	(70)

	$731	$633	$98

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

The monitoring and management of net interest income is the responsibility of TFB’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of TFB’s senior management.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $154,000 and $155,000 for the three months ended June 30, 2004 and 2003, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.

TOTAL OTHER INCOME. Total other income increased by $42,000 or 3.5% from $1.22 million for the three months ended June 30, 2003 to $1.26 million for the three months ended June 30, 2004. This increase stemmed primarily from the $93,000 or 42.9% increase in revenues within TFB’s WMS division.

Service charges on deposit accounts increased $16,000, or 2.7% to $637,000 for the quarter ended June 30, 2004, compared with $620,000 for the same quarter one year earlier. Management had projected deposits on service charges to increase essentially in proportion to the growth in transaction account deposits, which grew approximately 12.5% from June 30 2003 to June 30, 2004. This has not been the case during the first six months of 2004. The variation from expectations was primarily due to the increase in the average retail customer’s transaction deposit balances, which in turn lowered the number of occurrences for honoring customer overdrafts resulting in lower associated fees. Management has reduced its expectations with regard to the level of growth on deposit account service charges over the next six months. Additionally, the impact of Check 21 legislation on deposit account service charges during the remainder of 2004 is difficult to predict. Signed by President Bush on October 28, 2003 and effective October 28, 2004, the Check Clearing for the 21st Century Act (“Check 21”) is designed to facilitate check truncation by authorizing substitute checks, to foster innovation in the check collection system without mandating receipt of checks in electronic form, and to improve the overall efficiency of the nation’s payments system. Over the long term, management believes that Check 21 may reduce service charges on deposit accounts, but also reduce operational expenses.

Management seeks to increase the level of its future fee income from WMS through the increase of its market share within its marketplace. While WMS fees grew 43% for the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003, WMS fees are not projected to continue to grow at the pace, but are projected to stabilize during the remainder of 2004 and show more moderate growth over the longer term. Income from Bank Owned Life Insurance (“BOLI”) should be less in 2004 than 2003 due to the effect of the decline in market interest rates over the last two years on the crediting rate for the BOLI. Management is not projecting any sales of securities for the remainder of 2004.

TOTAL OTHER EXPENSES. Total other expenses increased 16.1% or $532,000 to $3.83 million for the three months ended June 30, 2004, compared with $3.30 million for the three months ended June 30, 2003, which was in-line with management’s internal projections. Salary and benefit expenses increased $367,000, or 23.1% from the June 2003 quarter to the June 2004 quarter. The primary cause for the growth in salary and benefit expense was the increase of full-time equivalent employees from 125 at June 30, 2003 to 141 at June 30, 2004, as well as increases in the defined-benefit pension plan and medical insurance expense, and customary annual salary increases. The growth in full-time equivalent employees primarily reflects the opening of the Bealeton branch and the growth in lending operations. Occupancy and furniture and equipment expenses also increased over the same period by $10,000 or 4.6%, and $18,000 or 6.0%, respectively, also primarily due to the opening of the Bealeton branch. Other operating expenses increased $138,000 or 11.4%. The growth in other operating expenses primarily reflects increases in legal and consulting expenses, board of director compensation, and outsourced data processing fees. The increase in legal and consulting fees can be attributed to meeting the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as the legal expenses associated with implementing a dividend reinvestment plan. Please refer to the section entitled “Capital Resources” below for further discussion on the dividend reinvestment plan. Management expects the costs associated with Sarbanes-Oxley compliance to increase in 2005 in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls.

TFB expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable TFB to perform. For the remainder of 2004, TFB does not project to materially increase staff from its current levels.

During July 2004, TFB completed the renegotiation and signed a letter of agreement with its outsourced data processing service provider, which, contingent upon a legal review of the final contract, is projected to reduce TFB’s operating expenses by approximately $250,000 annually for the next five years.

COMPARISION OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

NET INCOME. Net income for the six months ended June 30, 2004 was $2.15 million or $0.61 per diluted share compared with $2.04 million or $0.59 per diluted share for the six months ended June 30, 2003. The $117,000 or 5.7% increase in net income for the six month period was fundamentally in-line with management expectations with the exception of a $17,000 decline in service charges on deposit accounts.

NET INTEREST INCOME. Net interest income increased $1.21 million or 16.9% to $8.37 million for the six months ended June 30, 2004 compared with $7.16 million for the six months ended June 30, 2003. The increase in net interest income resulted from increased interest and fee income on loans as a result of the growth in loans outstanding. The net interest margin, computed on a tax equivalent basis, for the June 2004 six month period was 4.58% compared with 4.79% for the same six month period one year earlier. The decrease in the net interest margin can be attributed primarily to the continuation of the low shorter-term interest rate environment, and the corresponding reduction in the average rate on earning assets, which declined on a tax equivalent basis to 5.70% for the six month period ended June 30, 2004, from 6.15% for the six month period ended June 30, 2003, and outpaced the decline in interest-bearing liabilities by 0.28%.

Average interest-earning assets grew 21.0% to $367.3 million for the first six months of 2004 compared with $303.6 million for the first six months of 2003. Total interest income increased $1.22 million or 13.2% to $10.43 million for the six months ended June 30, 2004, compared with $9.21 million for the six months ended June 30, 2003, as a result of the growth in interest-earning assets. Investment securities income decreased $269,000 or 25.2%. Investment securities averaged $49.3 million for the first six months of 2004 compared with $66.7 million for the same six month period one year earlier. The yield on investment securities was 3.30% on a tax-equivalent basis for the first six months of 2004, compared with 3.26% for the first six months of 2003. Interest and fees on loans increased $1.49 million or 18.3% to $9.59 million for the June 2004 six month period compared with the same six month period one year earlier. Average loans outstanding totaled $309.0 million and earned 6.22% on a tax-equivalent basis for the six month period ended June 30, 2004, compared with $230.2 million and 7.13%, respectively, for the six month period ended June 30, 2003.

Total interest expense increased $10,000 or 0.5% to $2.06 million for the six months ended June 30, 2004 from $2.05 million for the six months ended June 30, 2003. Average interest-bearing liabilities grew 19.2% to $291.4 million for the first six months of 2004 compared with $244.5 million for the first six months of 2003, while the average cost on interest-bearing liabilities decreased to 1.41% from 1.69% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the continuation of the low shorter-term interest rate environment. Average certificates of deposit balances for the first six months of 2004 were $77.7 million at an average cost of 2.49%, compared with $76.5 million at an average cost of 2.79% for the same six month period one year earlier. Interest-bearing NOW account deposits averaged $71.5 million at an average cost of 0.59% for the six month period through June 30, 2004, compared with $49.1 million at an average cost of 0.22% for the same respective period one year earlier. Interest-bearing money market deposits averaged $68.6 million at an average cost of 0.81% for the six months ended June 30, 2004, compared with $59.2 million at an average cost of 1.27% for the same period one year earlier. Savings account deposits averaged $40.5 million at an average cost of 0.36% for the six months ending June 30, 2004, compared with $40.0 million at an average cost of 0.58% for the six months ending June 30, 2003. Average FHLB of Atlanta advances were $23.8 million at an average cost of 3.39% for the first six months of 2004, and $15 million at an average cost of 4.64% for the same period one year earlier.

The following table sets forth information relating to Bankshares’ average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the six month periods ended June 30, 2004 and 2003. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Six Months Ending June 30, 2004			Six Months Ending June 30, 2003
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$299,721	$9,389	6.21%	$220,943	$7,878	7.11%
Tax-exempt (1)	8,360	304	7.20%	8,352	344	8.20%
Nonaccrual	962	—		933	—

Total Loans	309,043	9,693	6.22%	230,228	8,222	7.13%

Securities
Taxable	48,021	770	3.21%	65,019	1,030	3.17%
Tax-exempt (1)	1,229	44	7.10%	1,689	58	6.82%

Total securities	49,250	814	3.30%	66,708	1,088	3.26%

Deposits in banks	4,246	18	0.86%	134	1	1.10%
Federal funds sold	4,773	20	0.85%	6,480	37	1.13%

Total earning assets	367,312	10,545	5.70%	303,550	9,348	6.15%

Less: Reserve for loan losses	(3,695)			(3,009)
Cash and due from banks	16,651			16,948
Bank premises and equipment, net	8,264			7,014
Other assets	10,947			7,740

Total Assets	$399,479			$332,243

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$77,171			$58,887
Interest-bearing deposits
NOW accounts	71,535	211	0.59%	49,067	54	0.22%
Money market accounts	68,647	277	0.81%	59,219	372	1.27%
Savings accounts	40,456	73	0.36%	39,954	114	0.58%
Time deposits	77,687	963	2.49%	76,526	1,057	2.79%

Total interest-bearing deposits	258,325	1,524	1.18%	224,766	1,597	1.43%

Federal funds purchased and securities sold under agreements to repurchase	5,244	34	1.29%	739	5	1.47%
Federal Home Loan Bank advances	23,754	407	3.39%	15,000	350	4.64%
Capital Securities of Subsidiary Trust	4,000	96	4.79%	4,000	99	4.94%

Total interest-bearing liabilities	291,323	2,061	1.41%	244,505	2,051	1.69%

Other liabilities	2,009			1,876
Shareholders’ equity	28,851			26,975

Total Liabilities & Shareholders’ Equity	$399,479			$332,243

Net interest spread		$8,484			$7,297

Interest expense as a percent of average earning assets		1.12%				1.36%
Net interest margin			4.58%			4.79%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%. The amount of the tax equivalent adjustment for the six month periods ending June 30, 2004 and 2003 is $118,000 and $137,000, respectively.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares for the six month periods ended June 30, 2004 and 2003. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

RATE / VOLUME VARIANCE
(In Thousands)

	Six Months Ending June 30, 2004 Compared to
	Six Months Ending June 30, 2003
		Due to	Due to
	Change	Volume	Rate
Loans; taxable	$1,511	$2,343	$(832)
Loans; tax-exempt (1)	(40)	—	(40)
Securities; taxable	(260)	(273)	13
Securities; tax-exempt (1)	(14)	(16)	2
Deposits in banks	17	17	—
Federal funds sold	(17)	(9)	(8)

Total Interest Income	1,197	2,062	(865)

INTEREST EXPENSE
NOW accounts	157	34	123
Money market accounts	(95)	75	(170)
Savings accounts	(41)	1	(42)
Time deposits	(94)	15	(109)
Federal funds purchased	29	30	(1)
Federal Home Loan Bank Advances	57	106	(49)
Capital Securities of Subsidiary Trust	(3)	—	(3)

Total Interest Expense	10	261	(251)

Net Interest Income	$1,187	$1,801	$(614)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $308,000 and $230,000 for the six months ended June 30, 2004 and 2003, respectively. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.

TOTAL OTHER INCOME. Total other income increased by $167,000 or 7.1% from $2.35 million for the six months ended June 30, 2003 to $2.52 million for the six months ended June 30, 2004. This increase is due to the $199,000 or 45.7% increase in revenues within TFB’s Wealth Management Services division. Service charges on deposit accounts decreased $17,000, or 1.4% to $1.24 million for the six months ended June 30, 2004, compared with $1.25 million for the same six months one year earlier.

TOTAL OTHER EXPENSES. Total other expenses increased 17.7% or $1.13 million to $7.51 million for the six months ended June 30, 2004, compared with $6.38 million for the six months ended June 30, 2003, which was in-line with management’s internal projections. Salary and benefit expenses increased $667,000 or 21.0% from the six months ending June 30, 2003 to the six months ending June 30, 2004. The primary causes of the growth in salary and benefit expense was the increase of full-time equivalent employees from 119 at the beginning of 2003 to 141 at June 30, 2004, as well as increases in the defined-benefit pension plan and medical insurance expense, and customary annual salary increases. Occupancy and furniture and equipment expenses also increased over the same period by $13,000 or 3.1%, and $25,000 or 4.3%, respectively. Other operating expenses increased $422,000 or 19.1%. The growth in other operating expenses primarily reflects increases in director compensation, loan fees, non-loan charge-offs, and outsourced data processing fees.

COMPARISON OF JUNE 30, 2004 AND DECEMBER 31, 2003 FINANCIAL CONDITION

Assets totaled $414.5 million at June 30, 2004, an increase of 9.5% or $36.0 million from $378.5 million at December 31, 2003. Balance sheet categories reflecting significant changes include cash and due from banks, loans, federal funds sold and federal funds purchased, and deposits. Each of these categories is discussed below.

CASH AND DUE FROM BANKS. At June 30, 2004, cash and due from banks totaled $23.9 million, reflecting an increase of $12.1 million from $11.8 million at December 31, 2003. The increase in cash and due from banks was the result of temporarily increasing TFB’s deposits with the Federal Reserve Bank of Richmond in order to satisfy reserve requirements.

LOANS. Net loans were $316.3 million at June 30, 2004, which is an increase of $21.0 million or 7.1% from $295.3 million at December 31, 2003. The growth in total loans is primarily attributable to an increase of $9.8 million in mortgage loans collateralized by 1-to-4 family residential real estate, an increase of $7.5 million in mortgage loans collateralized by commercial real estate, and an increase of $2.9 million in commercial and industrial loans. TFB’s loans are made primarily to customers located within TFB’s primary market area. During 2003 and continuing for the first six months of 2004, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing existing credit quality standards. This was the primary reason for the increase in loans outstanding. Management will continue to utilize the same pricing strategies for the remainder of 2004, but does not project to originate the same level of 1-4 family residential real estate loans as it did in 2003 and the first six months of 2004, primarily due to competitive pressures and market interest rates.

FEDERAL FUNDS SOLD and FEDERAL FUNDS PURCHASED. Federal funds sold were $1.7 million at June 30, 2004, compared to federal funds purchased of $2.0 million at December 31, 2003.

DEPOSITS. At June 30, 2004, total deposits were $359.3 million, reflecting an increase of $38.2 million or 11.9% from $321.1 million at December 31, 2003. The growth was attributable to growth in noninterest-bearing deposits, which increased $13.8 million, and growth in interest-bearing deposits, which increased $24.4 million. Several factors may have contributed to the increase in deposits. One factor was TFB gaining in-market customers who were dissatisfied with the service and pricing resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. Another factor may have been the increase in tax refunds flowing into bank deposits. A third factor was gaining deposits from new customers at the newly-opened Bealeton branch. TFB projects to increase its deposits in 2004 and beyond through the continued expansion of its branch network, as well as by offering value-added demand deposit products, and selective rate premiums on interest-bearing deposits.

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

TFB continues to have strong credit quality as evidenced by non-performing assets totaling $968,000 or 0.30% of total loans at June 30, 2004, as compared with $967,000, or 0.33% of total loans at December 31, 2003, and $1.00 million, or 0.40% of total loans at June 30, 2003. The provision for loan losses was $308,000 for the first six months of 2004 compared with $230,000 for the first six months of 2003. The 34% increase in the provision for loan losses from June 30, 2003 to 2004 was largely in response to the growth in new loan originations during the last 12 months, and, to a lesser extent, the continued uncertainty existing in the economic and geopolitical environment. At June 30, 2004, the ratio of allowance for loan losses to total loans was 1.19% as compared with 1.20% at December 31, 2003 and 1.24% at June 30, 2003.

Loans that are 90 days past due and accruing interest totaled $260,000 and $840,000 at June 30, 2004 and December 31, 2003, respectively. No loss is anticipated on these loans based on the value of the underlying collateral and other factors. In addition, there are $6.8 million of performing loans that based on internal review and classifications are considered to have a small potential for loss. Management has established specific reserves of $496,000 for these potential problem loans.

There are no loans, other than those disclosed above as either non-performing, impaired, or with potential problems, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. To management’s knowledge, no concentration of loans to borrowers engaged in similar industries/activities exceeds 5% of total loans. The largest concentrations of loans to borrowers engaged in similar activities are $14.7 million for hotels/motels/inn loans, $14.1 million for land development loans, and $10.0 million for child care facility loans.

CONTRACTUAL OBLIGATIONS

During July 2004, TFB completed the renegotiation and signed a letter agreement with its outsourced data processing service provider, which, contingent upon a legal review of the final contract, is projected to reduce TFB’s operating expenses by approximately $250,000 annually for the next five years. Aside from this, as of June 30, 2004, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2004, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2003.

CAPITAL RESOURCES

Total shareholders’ equity was $28.9 million at June 30, 2004 compared to $28.5 million at December 31, 2003, an increase of $415,000, or 1.5%. During the six months ended June 30, 2004, shareholders’ equity was decreased by $396,000 due to the change in the accumulated other comprehensive income (loss) (component. This represents the change in the market value of TFB’s available-for-sale securities portfolio from December 31, 2003 to June 30, 2004 net of tax. The change in market value was the result of purchases of securities added to the portfolio, changes in market interest rates, and other factors. In addition, TFB’s shareholder’s equity was reduced $697,000 due to the repurchase of 30,570 shares of Bankshares’ common stock at an average cost of $22.54 during the first six months of 2004.

Subsequent to June 30, 2004, Bankshares instituted a voluntary dividend reinvestment plan (“DRIP”) for its shareholders through which shareholders may purchase shares of common stock through the automatic reinvestment of their dividends. Additionally through the DRIP, shareholders are also given the opportunity to purchase additional shares of common stock up to specified dollar amount limits. The DRIP may either buy existing shares in the open market, or issue newly outstanding shares in order to fulfill its reinvestment needs. Bankshares currently has registered 250,000 shares of common stock for issuance under the DRIP.

Banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. Under these guidelines, the $4.0 million of capital securities issued by Bankshares’ subsidiary trust are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of Bankshares together do not exceed 25% of Tier 1 capital. Bankshares and TFB exceed their minimum regulatory capital ratios. The following table sets forth the regulatory capital ratio calculation for Bankshares:

REGULATORY CAPITAL RATIOS
(in Thousands)

	June 30,	December 31,
	2004	2003
Tier 1 Capital:
Shareholders’ Equity	$28,878	$28,463
Unrealized loss (gain) on securities available for sale	313	(41)
Less: Intangible assets, net	(70)	(83)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	33,121	32,339
Tier 2 Capital:
Allowable Allowance for Loan Losses	3,792	3,511

Total Capital:	36,913	35,850

Risk Weighted Assets:	$303,393	$280,916

Regulatory Capital Ratios:
Leverage Ratio	8.14%	8.58%
Tier 1 to Risk Weighted Assets	10.92%	11.51%
Total Capital to Risk Weighted Assets	12.17%	12.76%

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $25.8 million at June 30, 2004 compared with $12.0 million at December 31, 2003. These assets provide the primary source of liquidity for TFB. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $42.3 million is unpledged and readily salable. Futhermore, TFB has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $121.4 million at June 30, 2004 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling approximately $37.8 million. At June 30, 2004, $20.0 million of the FHLB of Atlanta line of credit was in use.

The following table sets forth information relating to Bankshares’ sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2004 and December 31, 2003. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(In Thousands)

	June 30, 2004			December 31, 2003
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$37,806	$21	$37,785	$33,077	$2,000	$31,077
Federal Home Loan Bank advances	121,424	20,000	101,424	60,540	20,000	40,540
Federal funds sold			1,740			703
Securities, available for sale and unpledged at fair value			42,288			40,655

Total short-term funding sources			$183,237			$112,975

Uses:
Unfunded loan commitments and lending lines of credit			$68,755			$70,158
Letters of credit			10,308			6,192

Total potential short-term funding uses			$79,063			$76,350

Ratio of short-term funding sources to potential short-term funding uses			231.8%			148.0%

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

Bankshares’ management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of Bankshares’ assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in Bankshares’ internal control over financial reporting or control of assets during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting or control of assets.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which Bankshares or TFB is a party or to which the property of either Bankshares or TFB is subject that, in the opinion of management, may materially impact the financial condition of either company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

	Total	Average	Total Number of	Maximum Number of
	Number of	Price	Shares Purchased as	Shares that May Yet
	Shares	Paid per	Part of Publicly	Be Purchased Under
	Purchased	Share	Announced Plan(1)	the Plan(1)
April 1 – 30, 2004	—		—	231,915
May 1 – 31, 2004	19,170	$22.54	19,170	212,745
June 1 – 30, 2004	—		—	212,745

Total	19,170	$22.54	19,170	212,745

(1)	In September 1998, Bankshares announced an open market buyback program for its common stock. Initially, the plan authorized Bankshares to repurchase up to 73,672 shares of its common stock through December 31, 1999. Each year, the Board resets the amount of shares authorized to be repurchased under the buyback program. On May 20, 2004, the Board authorized Bankshares to repurchase up to 264,325 shares (8% of the shares of common stock outstanding on January 1, 2003) beginning January 1, 2003 and continuing until the next Board reset. Bankshares has repurchased 51,580 shares under the current program from January 1, 2003 through June 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Bankshares held its Annual Meeting of Shareholders on May 18, 2004. A quorum of Shareholders was present, consisting of a total of 2,679,227 shares, all represented by proxy. At the Annual Meeting, the Shareholders elected Class II directors Randy K. Ferrell, Stanley C. Haworth, Brian S. Montgomery, Harold P. Neale, and Pat H. Nevill to three-year terms, and elected Class I director John B. Adams, Jr. to a two-year term. The following Class I and Class III directors whose terms expire in 2006 and 2005 continued in office: Alexander G. Green, Jr., Douglas C. Larson, C. H. Lawrence, Jr., D. Harcourt Lees, Jr., Randolph T. Minter, John J. Norman, Jr., H. Frances Stringfellow, and C. Hunton Tiffany. The Shareholders also ratified the appointment of Yount, Hyde & Barbour, P.C. as independent auditors of Bankshares for the year ending December 31, 2004.

The vote on each matter was as follows:

1.	For Directors:

	FOR	WITHHELD
John B. Adams, Jr.	2,655,051	24,176
Randy K. Ferrell	2,655,051	24,176
Stanley C. Haworth	2,638,651	40,576
Brian S. Montgomery	2,655,051	24,176
Harold P. Neale	2,638,651	40,576
Pat H. Nevill	2,670,227	9,000

2.	Ratification of the appointment of Yount, Hyde & Barbour, P.C. as the independent Auditors for Bankshares and TFB:

FOR	AGAINST	ABSTAIN
2,672,099	1,148	5,980

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999

3.2	Bylaws of Fauquier Bankshares, Inc., incorporated by reference to Exhibit 3(ii) to registration statement on Form 10 filed April 16, 1999

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

Current Report on Form 8-K, filed on April 23, 2004, furnishing a press release announcing Bankshares’ results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

Dated: August 13, 2004	/s/ Randy K. Ferrell

Randy K. Ferrell President and Chief Executive Officer
(principal executive officer)

Dated: August 13, 2004	/s/ Eric P. Graap

Eric P. Graap
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)