Form 10-Q
period 2004-09-30
FAUQUIER BANKSHARES INC
filed 2004-11-12
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     As of November 2, 2004, the latest practicable date for determination, 3,339,272 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$18,260,895	$11,808,387
Interest-bearing deposits in other banks	278,340	142,042
Federal funds sold	11,672,000	—
Securities, at fair value	51,706,952	52,386,006
Loans, net of allowance for loan losses of $3,958,241 in 2004 and $3,575,002 in 2003	322,135,300	295,311,745
Bank premises and equipment, net	8,703,047	7,875,424
Accrued interest receivable	1,382,384	1,233,004
Other assets	10,624,732	9,703,670

Total assets	$424,763,650	$378,460,278

Liabilities
Deposits:
Noninterest-bearing	$84,301,628	$73,128,879
Interest-bearing	288,478,683	247,999,697

Total deposits	$372,780,311	$321,128,576
Federal funds purchased	—	2,000,000
Dividends payable	—	430,590
Federal Home Loan Bank advances	15,000,000	20,000,000
Company-obligated mandatorily redeemable capital securities	4,000,000	4,000,000
Other liabilities	2,626,554	2,438,327
Commitments and contingent liabilities	—	—

Total liabilities	$394,406,865	$349,997,493

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding, 2004, 3,337,752 shares; 2003, 3,312,230 shares	10,447,164	10,367,280
Retained earnings	19,841,403	18,082,684
Accumulated other comprehensive income(loss), net	68,218	12,821

Total shareholders’ equity	$30,356,785	$28,462,785

Total liabilities and shareholders’ equity	$424,763,650	$378,460,278

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2004 and 2003

	2004	2003
Interest Income
Interest and fees on loans	$14,721,572	$12,499,056
Interest and dividends on securities available for sale:
Taxable interest income	1,132,968	1,185,791
Interest income exempt from federal income taxes	43,172	52,501
Dividends	112,383	189,098
Interest on federal funds sold	39,641	48,610
Interest on deposits in other banks	18,796	1,555

Total interest income	16,068,532	13,976,611

Interest Expense
Interest on deposits	2,430,544	2,324,086
Interest on federal funds purchased	33,817	9,908
Interest on Federal Home Loan Bank advances	592,757	527,421
Distribution on capital securities of subsidiary trust	149,208	146,369

Total interest expense	3,206,326	3,007,784

Net interest income	12,862,206	10,968,827
Provision for loan losses	539,583	470,000

Net interest income after provision for loan losses	12,322,623	10,498,827

Other income
Wealth management income	969,766	673,272
Service charges on deposit accounts	1,922,547	1,861,059
Other service charges, commissions and fees	897,423	988,407
Gains on securities, available for sale	—	288,334
Other operating income	33,208	29,997

Total other income	3,822,944	3,841,069

Other Expenses
Salaries and benefits	5,799,404	4,826,460
Net occupancy expense of premises	649,489	638,416
Furniture and equipment	952,108	882,945
Other operating expenses	3,743,251	3,368,079

Total other expenses	11,144,252	9,715,900

Income before income taxes	5,001,315	4,623,996

Income tax expense	1,515,312	1,381,177

Net Income	$3,486,003	$3,242,819

Earnings per Share, basic	$1.05	$0.98

Earnings per Share, assuming dilution	$0.99	$0.93

Dividends per Share	$0.41	$0.35

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2004 and 2003

	2004	2003
Interest Income
Interest and fees on loans	$5,131,571	$4,394,061
Interest and dividends on securities available for sale:
Taxable interest income	427,159	277,409
Interest income exempt from federal income taxes	14,381	14,464
Dividends	48,154	67,751
Interest on federal funds sold	19,178	11,871
Interest on deposits in other banks	536	827

Total interest income	5,640,979	4,766,383

Interest Expense
Interest on deposits	906,465	726,913
Interest on federal funds purchased	15	4,527
Interest on Federal Home Loan Bank advances	185,503	177,739
Distribution on capital securities of subsidiary trust	53,176	47,112

Total interest expense	1,145,159	956,291

Net interest income	4,495,820	3,810,092
Provision for loan losses	231,250	240,000

Net interest income after provision for loan losses	4,264,570	3,570,092

Other income
Wealth management income	336,445	238,497
Service charges on deposit accounts	687,073	608,620
Other service charges, commissions and fees	273,936	345,974
Gains on securities, available for sale	—	288,334
Other operating income	8,891	10,247

Total other income	1,306,345	1,491,672

Other Expenses
Salaries and benefits	1,960,821	1,655,112
Net occupancy expense of premises	221,771	223,395
Furniture and equipment	342,591	298,679
Other operating expenses	1,109,791	1,156,938

Total other expenses	3,634,974	3,334,124

Income before income taxes	1,935,941	1,727,640

Income tax expense	603,956	522,013

Net Income	$1,331,985	$1,205,627

Earnings per Share, basic	$0.40	$0.36

Earnings per Share, assuming dilution	$0.38	$0.34

Dividends per Share	$0.14	$0.12

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2004 and 2003

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2002	$10,341,726	$15,419,307	$670,132		$26,431,165
Comprehensive income:
Net income	—	3,242,819	—	$3,242,819	3,242,819
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $376,238	—	—	(730,344)	(730,344)	(730,344)

Total comprehensive income	—	—	—	$2,512,475	—

Cash dividends	—	(1,157,540)	—		(1,157,540)
Acquisition of 21,010 shares of common stock	(65,761)	(288,725)	—		(354,486)
Exercise of stock options	87,465	133,925	—		221,390

Balance, September 30, 2003	$10,363,430	$17,349,786	$(60,212)		$27,653,004

Balance, December 31, 2003	$10,367,280	$18,082,684	$12,821		$28,462,785
Comprehensive income:
Net income	—	3,486,003	—	$3,486,003	3,486,003
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale, net of deferred income taxes of $28,538	—	—	55,397	55,397	55,397

Total comprehensive income	—	—	—	$3,541,400	—

Cash dividends	—	(1,363,017)	—		(1,363,017)
Acquisition of 30,570 shares of common stock	(95,684)	(601,147)	—		(696,831)
Net issuance of restricted stock, less amortization	39,304	26,126	—		65,430
Issuance of common stock	4,839	28,601			33,440
Exercise of stock options	131,425	182,153	—		313,578

Balance, September 30, 2004	$10,447,164	$19,841,403	$68,218		$30,356,785

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2004 and 2003

	2004	2003
Cash Flows from Operating Activities
Net income	$3,486,003	$3,242,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	798,695	764,464
Provision for loan losses	539,583	470,000
(Gain) on sale of premises and equipment	(5,910)	—
(Gain) on sale of securities available for sale		(288,334)
Amortization of security premiums and (accretion) of discounts, net	217,925	683,159
Changes in assets and liabilities:
(Increase) in other assets	(1,098,980)	(466,506)
Increase in other liabilities	188,227	418,349

Net cash provided by operating activities	4,125,543	4,823,951

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	14,202,716	35,571,185
Purchase of securities available for sale	(13,657,652)	(36,310,976)
Proceeds from sale of premises and equipment	5,910	—
Proceeds from sale of securities available for sale	—	10,322,980
Purchase of premises and equipment	(1,626,318)	(2,245,250)
Purchase of Bank Owned Life Insurance	—	(5,000,000)
Net (increase) in loans	(27,363,138)	(62,879,433)

Net cash (used in) investing activities	(28,438,482)	(60,541,494)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	52,063,292	32,656,424
Net increase (decrease) in certificates of deposit	(411,557)	10,820,720
Proceeds from Federal Home Loan Bank advances	9,000,000	—
Repayment of Federal Home Loan Bank advances	(14,000,000)	—
Proceeds from Federal Funds Purchased	—	8,600,000
Repayment of Federal Funds Purchased	(2,000,000)	—
Cash dividends paid	(1,793,607)	(1,123,667)
Issuance of common stock	412,448	221,390
Acquisition of common stock	(696,831)	(354,486)

Net cash provided by financing activities	42,573,745	50,820,381

Increase (decrease) in cash and cash equivalents	18,260,806	(4,897,162)
Cash and Cash Equivalents
Beginning	11,950,429	24,937,080

Ending	$30,211,235	$20,039,918

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,170,282	$3,040,512

Income taxes	$1,572,000	$1,116,000

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net	$83,935	$(1,106,582)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	General

The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“Bankshares”) and its wholly-owned subsidiary The Fauquier Bank (“TFB”), of which Fauquier Bank Services, Inc. is its sole subsidiary. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2004 and December 31, 2003, and the results of operations and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the nine and three months ended September 30, 2004 and 2003 are not necessarily indicative of the results expected for the full year.

2.	Securities

The amortized cost of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	September 30, 2004
Obligations of U.S. Government corporations and agencies	$42,213,251	$256,965	$(130,423)	$42,339,793
Obligations of states and political subdivisions	1,161,417	66,624	—	1,228,041
Corporate Bonds	6,000,000	7,500	(45,000)	5,962,500
Other	255,110	—	(1,805)	253,305
Restricted investments:
Federal Home Loan Bank stock	1,262,200	—	—	1,262,200
Federal Reserve Bank stock	72,000	—	—	72,000
Bankers Bank Stock	102,113	—	—	102,113
Community Bankers’ Bank stock	50,000	—	—	50,000
FHLMC Preferred Bank stock	487,500	—	(50,500)	437,000

	$51,603,591	$331,089	$(227,728)	$51,706,952

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2003
Obligations of U.S. Government corporations and agencies	$46,592,397	$254,827	$(208,599)	$46,638,625
Obligations of states and political subdivisions	1,164,580	72,001	—	1,236,581
Corporate Bonds	3,000,000	—	(71,200)	2,928,800
Restricted investments:
Federal Home Loan Bank stock	1,000,000	—	—	1,000,000
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
FHLMC Preferred Bank stock	487,500	—	(27,500)	460,000

	$52,366,477	$326,828	$(307,299)	$52,386,006

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2004
	Amortized	Fair
	Cost	Value
Due in one year or less	$219,681	$219,999
Due after one year through five years	15,386,427	15,400,465
Due after five years through ten years	4,540,872	4,512,354
Due after ten years	29,227,687	29,397,516
Equity securities	2,228,924	2,176,618

	$51,603,591	$51,706,952

The following table shows Bankshares’ investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. government corporations and agencies	$13,407,107	$(111,325)	$3,146,534	$(19,098)	$16,553,641	$(130,423)
Corporate bonds	1,995,000	(5,000)	856,250	(40,000)	2,851,250	(45,000)

Subtotal, debt securities	15,402,107	(116,325)	4,002,784	(59,098)	19,404,891	(175,423)
Preferred Stock	487,500	(50,500)			487,500	(50,500)
Mutual Fund	255,110	(1,805)	—	—	255,110	(1,805)

Total temporary impaired securities	$16,144,717	$(168,630)	$4,002,784	$(59,098)	$20,147,501	$(227,728)

The nature of the securities which are temporarily impaired can be segmented into four groups. The first group consists of two Federal Agency securities totaling 7.0 million with a temporary loss of $54,424. The securities within this group have maturity dates of 27 months and 44 months. The security with the 44 month maturity has a call date at par of three months. Bankshares has the ability to hold these bonds to their call date or their maturity.

The second group consists of one Federal agency mortgage-backed security and four Federal agency collateralized mortgage obligation securities totaling $9.6 million with a temporary loss of $75,999. The securities within this group have estimated maturity dates ranging from 3 months to 74 months, and return principal on a monthly basis representing the repayment and prepayment of the underllying mortgages. Bankshares has the ability to hold these bonds to their maturity.

The third group consists of two corporate bonds, rated A2 by Moody’s, totaling $3.0 million with a temporary loss of $45,000. This bond has a remaining maturity of approximately 29 years, but can be called at par on its five year anniversary. If not called, the bond prices, every three months at a fixed index above LIBOR. Bankshares has the ability to hold this bond to its maturity.

The final security is preferred stock with Freddie Mac totaling $487,500 with a temporary loss of 50,500. Bankshares has the ability to hold this stock.

3.	Loans

A summary of the balances of loans follows:

	September 30,	December 31,
	2004	2003
	(Thousands)
Real estate loans:
Construction	$26,792	$21,243
Secured by farmland	1,060	1,329
Secured by 1-4 family residential	131,490	119,116
Other real estate loans	94,159	81,884
Commercial and industrial loans (except those secured by real estate)	22,558	21,070
Consumer installment loans	41,891	41,429
All other loans	8,522	13,033

Total loans	$326,472	$299,104
Less: Unearned income	378	217
Allowance for loan losses	3,958	3,575

Net loans	$322,136	$295,312

Analysis of the allowance for loan losses follows:

	Nine Months	Nine Months	Twelve Months
	Ending	Ending	Ending
	September 30,	September 30,	December 31,
	2004	2003	2003
Balance at beginning of period	$3,575,002	$2,909,607	$2,909,607
Provision charged to operating expense	539,583	470,000	784,000
Recoveries added to the allowance	29,546	141,573	160,089
Loan losses charged to the allowance	(185,890)	(183,093)	(278,694)

Balance at end of period	$3,958,241	$3,338,087	$3,575,002

Nonperforming assets consist of the following:

	June 30,	December 31,
	2004	2003
	(Thousands)
Nonaccrual loans	$1,026	$967
Restructured loans	—	—

Total non-performing loans	1,026	967
Foreclosed property	143	—

Total non-performing assets	$1,169	$967

Total loans past due 90 days or more and still accruing interest totaled $49,000 on June 30, 2004 and $840,000 on December 31, 2003, respectively.

4.  Company-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust

On March 26, 2002, Bankshares’ wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities (“Capital Securities”) in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of Bankshares’ Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (“Subordinated Debentures”). Both the Capital Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of the Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Capital Securities are guaranteed by Bankshares on a subordinated basis.

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

	Three Months		Nine Months		Nine Months
	Ending		Ending		Ending
	September 30, 2004		September 30, 2004		September 30, 2003
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3,326,773	$0.40	3,318,458	$1.05	3,307,114	$0.98

Effect of dilutive securities, stock options	177,211		189,582		168,495

Diluted earnings per share	3,503,984	$0.38	3,508,040	$0.99	3,475,609	$0.93

6.	Stock-Based Compensation

At September 30, 2004, Bankshares has a stock-based compensation plan. Bankshares accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for Bankshares had the fair value recognition provisions of FASB Statement No. 12, Accounting for Stock-Based Compensation, been applied to stock-based compensation.

	September 30,	September 30,
	2004	2003
Net income , as reported	$3,486,003	$3,242,819
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(48,752)	(111,275)

Pro forma net income	$3,437,251	$3,131,544

Earnings per share:
Basic - as reported	$1.05	$0.98

Basic - pro forma	$1.04	$0.95

Diluted - as reported	$0.99	$0.93

Diluted - pro forma	$0.98	$0.90

7.	Employee Benefit Plan

The following table provides a reconciliation of the changes in the defined benefit plan’s obligations for the periods ending September 30, 2004 and 2003.

	Nine Months Ended
	September 30,
	2004	2003
Service cost	$341,877	$278,811
Interest cost	304,269	270,327
Expected return on plan assets	(294,861)	(232,332)
Amortization of transition obligation/(asset)	(14,235)	(14,235)
Amortization of prior service cost	5,826	5,826
Recognized net actuarial (gain)/loss	29,517	38,124

Net periodic benefit cost	$372,393	$346,521

Bankshares previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $68,000 to its pension plan in 2004. As of September 30, 2004, contributions totaling $412,000 have been made. Bankshares presently anticipates no additional contributions to fund its pension plan in 2004.

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

GENERAL

Fauquier Bankshares, Inc. (“Bankshares”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares engages in its business through TFB, and has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,337,752 shares of common stock, par value $3.13 per share, held by approximately 391 holders of record on September 30, 2004.

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

TFB operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to TFB in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. TFB, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Investments Group, LLC, a full service broker/dealer. Bankers Insurance consists of a consortium of 56 Virginia community bank owners and Bankers Investments Group is owned by 30 Virginia community banks.

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

The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors; and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Then the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

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

Net income of $1.33 million for the quarter ending September 30, 2004 was a 10.5% increase from the September 2003 quarter net income of $1.21 million. Net income for the nine months ended September 30, 2004 was $3.49 million compared with $3.24 million for the nine months ended September 30, 2003. The rate of period-over-period growth in Bankshares’ net income would have been even higher without the disproportionate impact on net income of the gain on sale of securities in 2003. During the quarter ended September 30, 2003, TFB sold $10 million of available-for-sale government agency and corporate securities, whose weighted-average remaining maturity was approximately one year, for a gain on sale of $288,000, which adjusted for applicable taxes contributed $190,000 to net income.

The net income results were consistent with management’s internal projections. Bankshares and TFB experienced growth across all of the primary operating businesses, with growth in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. During the first quarter of 2003, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. The result of this effort has been a 16.7% increase in net loan outstandings from September 30, 2003 to September 30, 2004. Total deposits increased 17.5% from September 30, 2003 to September 30, 2004, with TFB gaining local market customers dissatisfied with the service and pricing resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. WMS assets under management grew by $42.5 million to $235.7 million, or 22.0%, from September 30, 2003 to September 30, 2004, with WMS revenue increasing from $673,000 to $970,000 or 44.0% for the respective nine month periods, as management focused more people, marketing, and other resources toward the WMS business.

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

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET INCOME. Net income for the three months ended September 30, 2004 was $1.33 million or $0.38 per diluted share compared with $1.21 million or $0.34 per diluted share for the three months ended September 30, 2003. The $126,000 or 10.5% increase in net income for the quarter was fundamentally in-line with management expectations. The rate of period-over-period growth in Bankshares’ net income would have been even higher without the disproportionate impact on net income of the gain on sale of securities in 2003. During the quarter ended September 30, 2003, TFB sold $10 million of available-for-sale government agency and corporate securities, whose weighted-average remaining maturity was approximately one year, for a gain on sale of $288,000, which adjusted for applicable taxes contributed $190,000 to net income.

NET INTEREST INCOME. Net interest income increased $686,000 or 18.0% to $4.50 million for the three months ended September 30, 2004 compared with $3.81 million for the three months ended September 30, 2003. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. The net interest margin, computed on a tax equivalent basis, for the September 2004 quarter was 4.61% compared with 4.63% for the same quarter one year earlier.

Average interest-earning assets grew 17.8% to $387.2 million for the third quarter of 2004 compared with $328.7 million for the third quarter of 2003. The yield on average interest-earning assets was 5.78% for both respective quarters. Total interest income increased $875,000 or 18.3% to $5.64 million for the three months ended September 30, 2004, compared with $4.77 million for the three months ended September 30, 2003, as a result of the growth in interest-earning assets. Interest and dividends on investment securities increased $130,000 or 36.2%. Investment securities averaged $52.1 million for the third quarter of 2004 compared with $61.3 million for the same quarter one year earlier. The yield on investment securities was 3.82% on a tax-equivalent basis for the third quarter of 2004, compared with 2.39% for the third quarter of 2003. Interest and fees on loans increased $738,000 or 16.8% to $5.13 million for the September 2004 quarter compared with the same quarter one year earlier. Average loans outstanding totaled $329.3 million and earned 6.17% on a tax-equivalent basis for the quarter ended September 30, 2004, compared with $262.0 million and 6.67%, respectively, for the quarter ended September 30, 2003.

Total interest expense increased $189,000 or 19.8% to $1.15 million for the three months ended September 30, 2004 from $0.96 million for the three months ended September 30, 2003. Average interest-bearing liabilities grew 17.5% to $306.2 million for the third quarter of 2004 compared with $260.6 million for the third quarter of 2003, while the average cost on interest-bearing liabilities increased to 1.48% from 1.45% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the growth in the high balance, premium interest rate NOW account product first offered in March 2004. Average certificates of deposit balances for the third quarter of 2004 were $78.2 million at an average cost of 2.55%, compared with $80.8 million at an average cost of 2.59% for the same quarter one year earlier. Interest-bearing NOW account deposits averaged $91.8 million at an average cost of 0.95% for the September 2004 quarter, compared with $56.2 million at an average cost of 0.20% for the September 2003 quarter. Both the growth in average balances and the increase in the average cost were attributable to the high balance, premium interest rate NOW accounts. Interest-bearing money market deposits averaged $73.7 million at an average cost of 0.80% for the quarter ended September 30, 2004, compared with $61.9 million at an average cost of 0.82% for the same quarter one year earlier. Savings account deposits averaged $40.9 million at an average cost of 0.35% for the September 2004 quarter, compared with $41.1 million at an average cost of 0.40% for the September 2003 quarter. Average FHLB of Atlanta advances were $17.6 million at an average cost of 4.14% for the third quarter of 2004, and $15.0 million at an average cost of 4.64% one year earlier.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2004 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in TFB’s net interest margin resulting from competitive market conditions. Additionally, TFB’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and decrease if market interest rates fall. The specific nature of TFB’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of TFB’s deposit base structure. During the third quarter of 2004, demand deposits, NOW accounts, and savings deposits averaged 22%, 25%, and 11% of total average deposits, respectively, while the more interest-rate sensitive time certificates of deposit averaged 21% of total average deposits.

The following table sets forth information relating to Bankshares’ average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three month periods ended September 30, 2004 and 2003. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Three Months Ending September 30, 2004			Three Months Ending September 30, 2003
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$320,795	$5,041	6.17%	$252,565	$4,283	6.66%
Tax-exempt (1)	7,509	137	7.13%	8,493	168	7.75%
Nonaccrual	971	0		949	0

Total Loans	329,275	5,178	6.17%	262,007	4,451	6.67%

Securities
Taxable	50,841	475	3.74%	59,849	345	2.30%
Tax-exempt (1)	1,211	22	7.19%	1,410	22	6.22%

Total securities	52,052	497	3.82%	61,259	367	2.39%

Deposits in banks	261	—	0.81%	299	1	1.10%
Federal funds sold	5,561	19	1.35%	5,089	12	0.91%

Total earning assets	387,149	5,694	5.78%	328,653	4,831	5.78%

Less: Reserve for loan losses	(3,839)			(3,160)
Cash and due from banks	17,041			14,842
Bank premises and equipment, net	8,782			7,941
Other assets	11,596			10,208

Total Assets	$420,731			$358,483

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$82,410			$67,668
Interest-bearing deposits
NOW accounts	91,836	219	0.95%	56,247	29	0.20%
Money market accounts	73,662	149	0.80%	61,912	128	0.82%
Savings accounts	40,939	36	0.35%	41,115	42	0.40%
Time deposits	78,180	503	2.55%	80,829	528	2.59%

Total interest-bearing deposits	284,617	907	1.26%	240,103	$727	1.20%

Federal funds purchased and securities sold under agreements to repurchase	3	0	1.84%	1,520	5	1.17%
Federal Home Loan Bank advances	17,554	186	4.14%	15,000	178	4.64%
Capital Securities of Subsidiary Trust	4,000	53	5.20%	4,000	47	4.61%

Total interest-bearing liabilities	306,174	1,146	1.48%	260,623	$957	1.45%

Other liabilities	2,573			2,703
Shareholders’ equity	29,572			27,490

Total Liabilities & Shareholders’ Equity	$420,731			$358,483

Net interest spread		$4,548			$3,874

Interest expense as a percent of average earning assets			1.17%			1.15%
Net interest margin			4.61%			4.63%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%. The amount of the tax equivalent adjustment for the three month periods ending September 30, 2004 and 2003 is $54,000 and $65,000, respectively.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares for the three month periods ended September 30, 2004 and 2003. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

RATE / VOLUME VARIANCE
(In Thousands)

	Three Months Ending September 30, 2004 Compared to
	Three Months Ending September 30, 2003
		Due to	Due to
	Change	Volume	Rate
Loans; taxable	$758	$1,042	$(284)
Loans; tax-exempt (1)	(31)	(18)	(13)
Securities; taxable	130	(41)	171
Securities; tax-exempt (1)	0	(1)	1
Deposits in banks	(1)	—	(1)
Federal funds sold	7	1	6

Total Interest Income	863	983	(120)

INTEREST EXPENSE
NOW accounts	190	27	163
Money market accounts	21	24	(3)
Savings accounts	(6)	—	(6)
Time deposits	(25)	(17)	(8)
Federal funds purchased and securities sold under agreements to repurchase	(5)	5	—
Federal Home Loan Bank Advances	8	—	—
Capital Securities of Subsidiary Trust	6	—	6

Total Interest Expense	189	39	152

Net Interest Income	$674	$944	$(272)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%

The monitoring and management of net interest income is the responsibility of TFB’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of TFB’s senior management.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $231,000 and $240,000 for the three months ended September 30, 2004 and 2003, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.

TOTAL OTHER INCOME. Total other income decreased by $185,000 or 12.4% from $1.49 million for the three months ended September 30, 2003 to $1.31 million for the three months ended September 30, 2004. This decrease stemmed primarily from the absence of gains on sales of securities during the September 2004 quarter compared with a gain on sale of securities of $288,000 during the September 2003 quarter. Management is not projecting any sales of securities for the remainder of 2004.

Wealth management income increased $98,000 to $336,000 for the September 2004 quarter compared with $238,000 for the same quarter one year earlier. Management seeks to increase the level of its future fee income from WMS through the increase of its market share within its marketplace. While WMS fees grew 41.0% for the quarter ended September 30, 2004 compared with the quarter ended September 30, 2003, WMS fees are not projected to continue to grow at this pace, but are projected to stabilize during the remainder of 2004 and 2005, and show more moderate growth over the longer term.

Service charges on deposit accounts increased $78,000, or 12.9% to $687,000 for the quarter ended September 30, 2004, compared with $609,000 for the same quarter one year earlier. Management had projected deposits on service charges to increase essentially in proportion to the growth in transaction account deposits, which grew approximately 17.5% from September 30, 2003 to September 30, 2004. This has not been the case during the first nine months of 2004. The variation from expectations was primarily due to the increase in the average retail customer’s transaction deposit balances, which in turn lowered the number of overdrafts resulting in lower associated fees. Management has reduced its expectations with regard to the level of growth on deposit account service charges over the next twelve months. Additionally, the impact of Check 21 legislation on deposit account service charges during the remainder of 2004 is difficult to predict. Signed by President Bush on October 28, 2003 and effective October 28, 2004, the Check Clearing for the 21st Century Act (“Check 21”) is designed to facilitate check truncation by authorizing substitute checks, to foster innovation in the check collection system without mandating receipt of checks in electronic form, and to improve the overall efficiency of the nation’s payments system. Over the long term, Check 21 may reduce service charges on transaction deposit accounts, but may also reduce related operational expenses.

Income on other service charges, commission and fees decreased $72,000 or 20.8% to $274,000 for the quarter ended September 30, 2004 compared with $346,000 one year earlier due to TFB’s sale its portfolio of merchant card customers. The result of this sale was the reduction of service charge income of approximately $90,000 per quarter, offset by an approximate $90,000 per quarter reduction in merchant card operating expenses.

TOTAL OTHER EXPENSES. Total other expenses increased 9.0% or $301,000 to $3.63 million for the three months ended September 30, 2004, compared with $3.33 million for the three months ended September 30, 2003, which was in-line with management’s internal projections. Salary and benefit expenses increased $306,000, or 18.5% from the September 2003 quarter to the September 2004 quarter. The primary cause for the growth in salary and benefit expense was the increase of full-time equivalent employees from 128 at September 30, 2003 to 139 at September 30, 2004, as well as increases in the defined-benefit pension plan and medical insurance expense, and customary annual salary increases. The growth in full-time equivalent employees primarily reflects the opening of the Bealeton branch and the growth in lending operations. Net occupancy expenses were virtually the same for the September 2003 and September 2004 quarters. Furniture and equipment expenses increased $44,000 or 14.7% over the same time period, reflecting the increase in computer software depreciation and related maintenance contracts. Other operating expenses decreased $47,000 or 4.1%. The decline in other operating expenses primarily reflects the approximate $90,000 per quarter reduction in merchant card operating expenses previously discussed in “TOTAL OTHER INCOME.” In addition, TFB completed the renegotiation of its contract with its data processing service provider effective July 2004. This renegotiated contract is projected to reduce TFB’s operating expenses by approximately $250,000 annually for the next five years. These decreases in other operating expenses were partially offset by an increase in legal fees that can be primarily attributed to meeting the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Management expects the costs associated with Sarbanes-Oxley compliance to increase in 2005 in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls.

TFB expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable TFB to provide. For the remainder of 2004, TFB does not project to materially increase staff from its current levels.

COMPARISION OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET INCOME. Net income for the nine months ended September 30, 2004 was $3.49 million or $0.99 per diluted share compared with $3.24 million or $0.93 per diluted share for the nine months ended September 30, 2003. The $243,000 or 7.5% increase in net income for the nine month period was fundamentally in-line with management expectations. The rate of period-over-period growth in Bankshares’ net income would have been even higher without the disproportionate impact on net income of the gain on sale of securities in 2003.

NET INTEREST INCOME. Net interest income increased $1.89 million or 17.3% to $12.86 million for the nine months ended September 30, 2004 compared with $10.97 million for the nine months ended September 30, 2003. The increase in net interest income resulted from increased interest and fee income on loans as a result of the growth in loans outstanding. The net interest margin, computed on a tax equivalent basis, for the September 2004 nine month period was 4.59% compared with 4.73% for the same nine month period one year earlier. The decrease in the net interest margin can be attributed primarily to the continuation of the low shorter-term interest rate environment, and the corresponding reduction in the average rate on earning assets, which declined on a tax equivalent basis to 5.73% for the nine month period ended September 30, 2004, from 6.02% for the nine month period ended September 30, 2003, and outpaced the decline in interest-bearing liabilities by 0.15%.

Average interest-earning assets grew 19.9% to $374.0 million for the first nine months of 2004 compared with $312.0 million for the first nine months of 2003. Total interest income increased $2.09 million or 15.0% to $16.07 million for the nine months ended September 30, 2004, compared with $13.98 million for the nine months ended September 30, 2003, as a result of the growth in interest-earning assets. Investment securities income decreased $139,000 or 9.7%. Investment securities averaged $50.2 million for the first nine months of 2004 compared with $64.9 million for the same nine month period one year earlier. The yield on investment securities was 3.48% on a tax-equivalent basis for the first nine months of 2004, compared with 2.99% for the first nine months of 2003. Interest and fees on loans increased $2.22 million or 17.9% to $14.72 million for the September 2004 nine month period compared with the same nine month period one year earlier. Average loans outstanding totaled $315.8 million and earned 6.20% on a tax-equivalent basis for the nine month period ended September 30, 2004, compared with $240.9 million and 6.96%, respectively, for the nine month period ended September 30, 2003.

Total interest expense increased $199,000 or 6.6% to $3.21 million for the nine months ended September 30, 2004 from $3.01 million for the nine months ended September 30, 2003. Average interest-bearing liabilities grew 18.7% to $296.3 million for the first nine months of 2004 compared with $249.7 million for the first nine months of 2003, while the average cost on interest-bearing liabilities decreased to 1.44% from 1.60% for the same respective time periods. The decrease in total interest expense and the average cost of interest-bearing liabilities was due to the continuation of the low shorter-term interest rate environment into 2004. Average certificates of deposit balances for the first nine months of 2004 were $77.9 million at an average cost of 2.51%, compared with $78.0 million at an average cost of 2.72% for the same nine month period one year earlier. Interest-bearing NOW account deposits averaged $78.4 million at an average cost of 0.73% for the nine month period through September 30, 2004, compared with $51.5 million at an average cost of 0.21% for the same period one year earlier. Interest-bearing money market deposits averaged $70.3 million at an average cost of 0.81% for the nine months ended September 30, 2004, compared with $60.1 million at an average cost of 1.11% for the same period one year earlier. Savings account deposits averaged $40.6 million at an average cost of 0.36% for the nine months ended September 30, 2004, compared with $40.3 million at an average cost of 0.52% for the nine months ended September 30, 2003. Average FHLB of Atlanta advances were $21.7 million at an average cost of 3.59% for the first nine months of 2004, and $15.0 million at an average cost of 4.64% for the same period one year earlier.

The following table sets forth information relating to Bankshares’ average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the nine month periods ended September 30, 2004 and 2003. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Nine Months Ending September 30, 2004			Nine Months Ending September 30, 2003
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$306,797	$14,431	6.20%	$231,600	$12,161	6.95%
Tax-exempt (1)	8,074	441	7.18%	8,399	513	8.05%
Nonaccrual	965	—		938	—

Total Loans	315,836	14,872	6.20%	240,937	12,674	6.96%

Securities
Taxable	48,968	1,245	3.39%	63,277	1,375	2.90%
Tax-exempt (1)	1,223	65	7.13%	1,595	80	6.65%

Total securities	50,191	1,310	3.48%	64,872	1,455	2.99%

Deposits in banks	2,908	18	0.86%	189	2	1.10%
Federal funds sold	5,038	40	1.03%	6,010	49	1.07%

Total earning assets	373,973	16,240	5.73%	312,008	14,180	6.02%

Less: Reserve for loan losses	(3,743)			(3,060)
Cash and due from banks	17,989			16,238
Bank premises and equipment, net	8,264			7,326
Other assets	10,132			8,572

Total Assets	$406,615			$341,084

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$78,930			$61,846
Interest-bearing deposits
NOW accounts	78,351	430	0.73%	51,486	82	0.21%
Money market accounts	70,331	426	0.81%	60,126	500	1.11%
Savings accounts	40,619	109	0.36%	40,346	156	0.52%
Time deposits	77,853	1,466	2.51%	77,976	1,586	2.72%

Total interest-bearing deposits	267,154	2,431	1.21%	229,934	2,324	1.21%

Federal funds purchased and securities sold under agreements to repurchase	3,484	34	1.29%	739	10	1.32%
Federal Home Loan Bank advances	21,673	593	3.59%	15,000	527	4.64%
Capital Securities of Subsidiary Trust	4,000	149	4.90%	4,000	146	4.83%

Total interest-bearing liabilities	296,311	3,207	1.44%	249,673	3,007	1.60%

Other liabilities
Shareholders’ equity

Total Liabilities & Shareholders’ Equity	$406,615			$311,519

Net interest spread		$13,033			$11,173

Interest expense as a percent of average earning assets			1.14%			1.28%
Net interest margin			4.59%			4.73%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%. The amount of the tax equivalent adjustment for the nine month periods ending September 30, 2004 and 2003 is $172,000 and $201,000, respectively.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares for the nine month periods ended September 30, 2004 and 2003. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

RATE / VOLUME VARIANCE
(In Thousands)

	Nine Months Ending September 30, 2004 Compared to
	Nine Months Ending September 30, 2003
		Due to	Due to
	Change	Volume	Rate
Loans; taxable	$2,270	$3,400	$(1,130)
Loans; tax-exempt (1)	(72)	(19)	(53)
Securities; taxable	(130)	(514)	384
Securities; tax-exempt (1)	(15)	(22)	7
Deposits in banks	16	16	—
Federal funds sold	(9)	(7)	(2)

Total Interest Income	2,060	2,854	(794)

INTEREST EXPENSE
NOW accounts	348	61	287
Money market accounts	(74)	125	(199)
Savings accounts	(47)	1	(48)
Time deposits	(120)	(2)	(118)
Federal funds purchased and securities sold under agreements to repurchase	24	24	—
Federal Home Loan Bank Advances	66	134	(68)
Capital Securities of Subsidiary Trust	3	—	3

Total Interest Expense	200	343	(143)

Net Interest Income	$1,860	$2,511	$(651)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $540,000 and $470,000 for the nine months ended September 30, 2004 and 2003, respectively. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.

TOTAL OTHER INCOME. Total other income decreased by $18,000 or 0.5% from $3.84 million for the nine months ended September 30, 2003 to $3.82 million for the nine months ended September 30, 2004. This decrease stemmed from the absence of gains on sales of securities during the first nine months of 2004 compared with a gain on sale of securities of $288,000 during the first nine months of 2003. Revenues within TFB’s Wealth Management Services division increased $296,000 or 44.0% for the first nine months of 2004 compared with the same period one year earlier. Service charges on deposit accounts increased $61,000, or 3.3% to $1.92 million for the nine months ended September 30, 2004, compared with $1.86 million for the same nine months one year earlier. Other service charges, commissions and fees decreased $91,000 or 9.2% for the first nine months of 2004 compared with the first nine months of 2003. The reason for these year to date variances from the prior year are the same factors discussed in the section entitled “COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003: Total Other Income.”

TOTAL OTHER EXPENSES. Total other expenses increased 14.7% or $1.43 million to $11.14 million for the nine months ended September 30, 2004, compared with $9.72 million for the nine months ended September 30, 2003, which was in-line with management’s internal projections. Salary and benefit expenses increased $973,000 or 20.2% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The primary causes of the growth in salary and benefit expense were the increase of full-time equivalent employees from 119 at the beginning of 2003 to 139 at September 30, 2004, increases in the defined-benefit pension plan and medical insurance expense, and customary annual salary increases. Occupancy and furniture and equipment expenses also increased over the same period by $11,000 or 1.7%, and $69,000 or 7.8%, respectively. Other operating expenses increased $375,000 or 11.1%. The growth in other operating expenses primarily reflects increases in director compensation, loan fees, non-loan charge-offs, and outsourced data processing fees, partially offset by the reduction in merchant card operating expenses. Please refer to the section entitled “COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003: Total Other Expenses” above for discussion on merchant card operating expenses.

COMPARISON OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 FINANCIAL CONDITION

Assets totaled $424.7 million at September 30, 2004, an increase of 12.2% or $46.2 million from $378.5 million at December 31, 2003. Balance sheet categories reflecting significant changes include cash and due from banks, loans, federal funds sold and federal funds purchased, and deposits. Each of these categories is discussed below.

CASH AND DUE FROM BANKS. At September 30, 2004, cash and due from banks totaled $18.3 million, reflecting an increase of $6.5 million from $11.8 million at December 31, 2003. The increase in cash and due from banks was the result of temporarily increasing TFB’s deposits with the Federal Reserve Bank of Richmond in order to satisfy reserve requirements.

LOANS. Net loans were $322.1 million at September 30, 2004, which is an increase of $26.8 million or 9.1% from $295.3 million at December 31, 2003. The growth in total loans is primarily attributable to an increase of $12.4 million in mortgage loans collateralized by 1-to-4 family residential real estate, an increase of $12.3 million in mortgage loans collateralized by commercial real estate, and an increase of $5.5 million in construction loans. TFB’s loans are made primarily to customers located within TFB’s primary market area. During 2003 and continuing for the first nine months of 2004, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing existing credit quality standards. This change in strategy was the primary reason for the increase in loans outstanding. Management will continue to utilize the same pricing strategies for the remainder of 2004, but does not project to originate the same level of 1-4 family residential real estate loans in 2004 as it did in 2003, primarily due to competitive pressures and market interest rates.

FEDERAL FUNDS SOLD and FEDERAL FUNDS PURCHASED. Federal funds sold were $11.7 million at September 30, 2004, compared to federal funds purchased of $2.0 million at December 31, 2003.

DEPOSITS. At September 30, 2004, total deposits were $372.8 million, reflecting an increase of $38.2 million or 11.9% from $321.1 million at December 31, 2003. The growth was attributable to growth in noninterest-bearing deposits, which increased $13.8 million, and growth in interest-bearing deposits, which increased $24.4 million. Several factors may have contributed to the increase in deposits. One factor was TFB gaining in-market customers who were dissatisfied with the service and pricing resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. Another factor may have been the increase in tax refunds flowing into bank deposits. A third factor was gaining deposits from new customers at the newly-opened Bealeton branch. TFB expects to increase its deposits in 2004 and beyond through the continued expansion of its branch network, as well as by offering value-added demand deposit products, and selective rate premiums on interest-bearing deposits.

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

Non-performing assets totaled $1.17 million or 0.36% of total loans at September 30, 2004, as compared with $967,000, or 0.33% of total loans at December 31, 2003, and $1.10 million, or 0.39% of total loans at September 30, 2003. The provision for loan losses was $540,000 for the first nine months of 2004 compared with $470,000 for the first nine months of 2003. The 14.8% increase in the provision for loan losses from September 30, 2003 to 2004 was largely in response to the growth in new loan originations during the last 12 months, and, to a lesser extent, the continued uncertainty existing in the economic and geopolitical environment.

Loans that are 90 days past due and accruing interest totaled $20,000 and $840,000 at September 30, 2004 and December 31, 2003, respectively. No loss is anticipated on these loans based on the value of the underlying collateral and other factors.

There are no loans, other than those disclosed above as either non-performing or impaired, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. The largest concentrations of loans to borrowers engaged in similar activities are $22.4 million for hotel/motel/inn loans, $19.2 million for land development loans, and $9.8 million for child care facility loans. These three loan concentrations represent 6.9%, 5.9%, and 3.0% of total loans respectively.

CONTRACTUAL OBLIGATIONS

During July 2004, TFB completed the renegotiation and signed a five year contract with its data processing service provider, which is projected to reduce TFB’s operating expenses by approximately $250,000 annually for the next five years. Aside from this, as of September 30, 2004, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2004, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2003.

CAPITAL RESOURCES

Total shareholders’ equity was $30.4 million at September 30, 2004 compared to $28.5 million at December 31, 2003, an increase of $1.89 million, or 6.7%. Bankshares’ shareholders’ equity was reduced $697,000 due to the repurchase of 30,570 shares of common stock at an average cost of $22.54 during the first nine months of 2004. In addition, 41,989 shares of Bankshares’ common stock were newly issued at an average price of $6.71 through Bankshares’ stock option plans during the first nine months of 2004.

During July 2004, Bankshares instituted a voluntary dividend reinvestment plan (“DRIP”) through which shareholders may purchase shares of common stock through the automatic reinvestment of their dividends. Additionally through the DRIP, shareholders are also given the opportunity to purchase additional shares of common stock up to specified dollar amount limits. The DRIP may either buy existing shares in the open market, or issue newly outstanding shares in order to fulfill its reinvestment needs. Bankshares currently has registered 250,000 shares of common stock for issuance under the DRIP. For the quarter ending September 30, 2004, Bankshares issued 1,546 newly outstanding shares through the DRIP at an average price of $21.63 for a total addition to shareholders’ equity of $33,000.

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

REGULATORY CAPITAL RATIOS
(in Thousands)

	September 30,	December 31,
	2004	2003
Tier 1 Capital:
Shareholders’ Equity	$30,357	$28,463
Unrealized loss (gain) on securities available for sale	(143)	(41)
Less: Intangible assets, net	(64)	(83)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	34,150	32,339
Tier 2 Capital:
Allowable Allowance for Loan Losses	3,910	3,511

Total Capital:	$38,060	$35,850

Risk Weighted Assets:	$312,837	$280,916

Regulatory Capital Ratios:
Leverage Ratio	8.12%	8.58%
Tier 1 to Risk Weighted Assets	10.92%	11.51%
Total Capital to Risk Weighted Assets	12.17%	12.76%

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $30.2 million at September 30, 2004 compared with $12.0 million at December 31, 2003. These assets provide the primary source of liquidity for TFB. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $39.6 million is unpledged and readily salable. Futhermore, TFB has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $127.4 million at September 30, 2004 to provide additional sources of liquidity, as well as federal funds borrowing lines of credit with various commercial banks totaling approximately $37.8 million. At September 30, 2004, $15.0 million of the FHLB of Atlanta line of credit was in use.

The following table sets forth information relating to Bankshares’ sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2004 and December 31, 2003. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(In Thousands)

	September 30, 2004			December 31, 2003
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$37,800	$—	$37,800	$33,077	$2,000	$31,077
Federal Home Loan Bank advances	127,391	15,000	112,391	60,540	20,000	40,540
Federal Reserve discount window	431	—	431	702	—	702
Federal funds sold			11,672			—
Securities, available for sale and unpledged at fair value			39,610			40,655

Total short-term funding sources			$201,904			$112,974

Uses:
Unfunded loan commitments and lending lines of credit			$69,755			$70,158
Letters of credit			10,776			6,192

Total potential short-term funding uses			$80,531			$76,350

Ratio of short-term funding sources to potential short-term funding uses			250.7%			148.0%

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

RECENT ACCOUNTING PRONOUNCEMENTS

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. Bankshares has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either Bankshare’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. (“EITF”) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and became effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless Bankshares can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed. Please refer to “Notes to Consolidated Financial Statements: Securities” for discussion on Issue 03-1 as it pertains to TFB’s investment portfolio.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies” was ratified by FASB and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3% to 5% are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

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

Bankshares’ management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of Bankshares’ assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in Bankshares’ internal control over financial reporting or control of assets during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting or control of assets.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which Bankshares or TFB is a party or to which the property of either Bankshares or TFB is subject that, in the opinion of management, may materially impact the financial condition of either company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 1998, Bankshares announced an open market buyback program for its common stock. Initially, the plan authorized Bankshares to repurchase up to 73,672 shares of its common stock through December 31, 1999. Each year, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On May 20, 2004, the Board authorized Bankshares to repurchase up to 264,325 shares (8% of the shares of common stock outstanding on January 1, 2003) beginning January 1, 2003 and continuing until the next Board reset. Bankshares has repurchased 51,580 shares under the current program from January 1, 2003 through September 30, 2004. No shares were repurchased during the quarter ended September 30, 2004.

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

FAUQUIER BANKSHARES, INC.
(Registrant)

Date: November 12, 2004	/s/ Randy K. Ferrell

Randy K. Ferrell
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2004	/s/ Eric P. Graap

Eric P. Graap
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)