Form 10-K
period 2004-12-31
FAUQUIER BANKSHARES INC
filed 2005-03-30
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File No.: 000-25805

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of the shares of the registrant’s common stock held by “non-affiliates” of the registrant, based upon the closing sale price of its common stock on the NASDAQ SmallCap Market System on June 30, 2004, was $58,369,252. Shares held by each officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded as shares held by affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,411,202 shares of common stock outstanding as of March 17, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders to be held on May 17, 2005 are incorporated by reference into Part III of this Form 10-K.

         Audited Consolidated Financial Statements

i

PART I

ITEM 1. BUSINESS

GENERAL

Fauquier Bankshares, Inc. (“Bankshares”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“TFB”). Bankshares engages in its business through TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,392,580 shares of common stock, par value $3.13 per share, held by approximately 390 holders of record on December 31, 2004.

TFB has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, and Bealeton. The Bealeton branch office was opened in 2004. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. TFB has leased a property in Haymarket, Virginia, where it plans to build its ninth full-service branch office scheduled to open during the first half of 2006.

THE FAUQUIER BANK

TFB’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.

TFB provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of TFB are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Fund. The basic services offered by TFB include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, traveler’s checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, and banking by mail. In addition, TFB makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. TFB provides automated teller machine (“ATM”) cards, as a part of the Star and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

TFB operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to TFB in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2004, assets managed by WMS increased by $28.5 million to $247.4 million, or 13.0%, when compared with 2003, with revenue increasing from $936,000 to $1.27 million or 35.8%, over the same time period. TFB through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Investments Group, LLC, a full service broker/dealer. Bankers Insurance consists of a consortium of 60 Virginia community bank owners and Bankers Investments Group is owned by 33 Virginia community banks.

The revenues of TFB are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for TFB’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta. TFB’s principal expenses are the interest paid on deposits and operating and general administrative expenses.

As is the case with banking institutions generally, TFB’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, TFB is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission (“SCC”). Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. TFB faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition” below.

As of December 31, 2004, Bankshares had total consolidated assets of $429.1 million, total loans net of allowance for loan losses of $337.8 million, total consolidated deposits of $374.7 million, and total consolidated shareholders’ equity of $31.9 million.

LENDING ACTIVITIES

TFB offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in TFB’s market area. TFB’s total loans, net of allowance, at December 31, 2004 were $337.8 million, or 78.7% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. TFB has no foreign loans or loans for highly leveraged transactions.

TFB’s primary market area consists of Fauquier and Prince William Counties, Virginia and the surrounding communities. There is no assurance that this area will experience economic growth. Adverse conditions in any one or more of the industries operating in Fauquier or Prince William Counties, or a slow-down in general economic conditions could have an adverse effect on Bankshares and TFB.

TFB’s loans are concentrated in three major areas: real estate loans, consumer loans, and commercial loans. Approximately 7.0% and 12.0% of TFB’s loan portfolio at December 31, 2004 consisted of commercial and consumer loans, respectively. The majority of TFB’s loans are made on a secured basis. As of December 31, 2004, approximately 78.1% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans increased 16.7% to $20.0 million for 2004 compared with $17.2 million for 2003.

LOANS SECURED BY REAL ESTATE

ONE TO FOUR (“1-4”) FAMILY RESIDENTIAL LOANS. TFB’s 1-4 family residential mortgage loan portfolio consists of conventional loans, primarily with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2004, TFB’s conventional 1-4 family residential loans amounted to $136.2 million, or 39.8% of the total loan portfolio. Substantially all of TFB’s single-family residential mortgage loans are secured by properties located in TFB’s service area. TFB requires private mortgage insurance (“PMI”) if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

CONSTRUCTION LOANS. The majority of TFB’s construction loans are made to individuals to construct a primary residence. Such loans have a maximum term of nine months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. TFB requires that permanent financing, with TFB or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion.

TFB also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. TFB limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2004, TFB’s construction loans totaled $29.3 million, or 8.6% of the total loan portfolio.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $100.8 million, or 29.4% of total loans at December 31, 2004, and consist principally of commercial loans for which real estate constitutes a source of collateral. These loans are secured primarily by owner-occupied properties. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

CONSUMER LOANS

TFB’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans that are payable on an installment basis. TFB offers a wide variety of consumer loans, including installment loans, credit card loans, home equity loans, and other secured and unsecured credit facilities. Approximately 91% of these loans, on a dollar-value basis, are for terms of six years or less, and are secured by liens on motor vehicles of the borrowers. An additional 4% of consumer loans are secured by other personal assets of the borrower, and the remaining 5% are made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a six-year amortization schedule. The consumer loan portfolio was $41.1 million or 12.01% of total loans at December 31, 2004.

COMMERCIAL LOANS

TFB’s commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 75% of TFB’s commercial loans, on a dollar-value basis, with an additional 9% secured by the borrower’s accounts receivable, and the remaining 16% of commercial loans made on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by TFB’s loan officers.

Certain credit risks are inherent in originating and keeping loans on TFB’s balance sheet . These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. TFB attempts to minimize loan losses through various means. In particular, on larger credits, TFB generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, TFB attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $24.0 million or 7.0% of total loans at December 31, 2004.

DEPOSIT ACTIVITIES

Deposits are the major source of TFB’s funds for lending and other investment activities. TFB considers its regular savings, demand, NOW, premium NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 78.8% of TFB’s total deposits at December 31, 2004. Approximately 21.2% of TFB’s deposits at December 31, 2004 were certificates of deposit. Generally, TFB attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 8.0% of TFB’s total deposits at December 31, 2004. During 2004, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of TFB’s deposits are generated from Fauquier and Prince William Counties. TFB has not accepted brokered deposits to date, but will continue to evaluate many funding sources, including the use of brokered deposits, as part of its asset/liability management process.

INVESTMENTS

TFB invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock, and equity securities. TFB’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. TFB does not currently engage in any off-balance sheet hedging activities. TFB’s total investments, at fair value, were $58.6 million, or 13.7% of total assets at December 31, 2004. Income from investments in 2004 totaled $1.8 million, consisting of $1.9 million in interest and dividend income and $47,000 in loss on securities available for sale. In 2003, income from investments totaled $2.2 million and consisted of $1.9 million in interest and dividends and $248,000 in gain on sale.

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

SARBANES-OXLEY ACT OF 2002. Bankshares is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly, and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, Bankshares is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance, internal controls and reporting procedures. Bankshares is complying with new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future.

FINANCIAL SERVICES MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Act”), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers under a “financial holding company” structure. Under the Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities.

Although Bankshares could qualify to become a financial holding company under the Act, it does not contemplate seeking to do so unless it identifies significant specific benefits from doing so. The Act has not had a material effect on Bankshares operations. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate with each other, the financial services industry may have experienced further consolidation resulting in a growing number of financial institutions that offer a wider variety of financial services than Bankshares currently offers and that can aggressively compete in the markets Bankshares currently serves.

BANK HOLDING COMPANY REGULATION. Bankshares is a one-bank holding company, registered with the Federal Reserve under the Bank Holding Company Act of 1956 (“BHC Act”). As such, Bankshares is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. Bankshares is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the BHC Act.

The BHC Act generally prohibits Bankshares from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be sufficiently related to banking or managing or controlling banks. With some limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•   acquiring substantially all the assets of any bank;

•   acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•   merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the BHC Act and the Change in Bank Control Act, together with the regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.

BANK REGULATION. TFB is chartered under the laws of the Commonwealth of Virginia. The Federal Deposit Insurance Corporation (the “FDIC”) insures its deposits to the maximum extent provided by law. TFB is subject to comprehensive regulation, examination and supervision by the Federal Reserve and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to TFB’s directors, officers and employees; restrictions on the opening and closing of branch offices; requirements regarding the maintenance of prescribed capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. State regulatory authorities also have broad enforcement powers over TFB, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve TFB’s assets for the benefit of depositors and other creditors.

As a bank, TFB is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. TFB received a rating of SATISFACTORY at its last CRA performance evaluation as of February 23, 2004.

DIVIDENDS. Dividends from TFB constitute the primary source of funds for dividends to be paid by Bankshares. There are various statutory and contractual limitations on the ability of TFB to pay dividends, extend credit, or otherwise supply funds to Bankshares, including the requirement under Virginia banking laws that cash dividends only be paid out of net undivided profits and only if such dividends would not impair the capital of TFB. The Federal Reserve also has the general authority to limit the dividends paid by bank holding companies and state member banks, if the payment of dividends is deemed to constitute an unsafe and unsound practice. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. TFB does not expect any of these laws, regulations or policies to materially impact its ability to pay dividends to Bankshares.

INSURANCE OF DEPOSITS. TFB’s deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of an insured bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, retained earnings, qualifying perpetual preferred stock, and certain hybrid capital instruments, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, certain hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2004, TFB had a total risk-based capital ratio of 11.82% and a Tier 1 risk-based capital ratio of 10.59%, and Bankshares had a total risk-based capital ratio of 12.10% and a Tier 1 risk-based capital ratio of 10.87%.

Each of the federal regulatory agencies has also established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets, or the “leverage ratio”). These guidelines generally provide for a minimum leverage ratio of 4.0% for banks and bank holding companies. As of December 31, 2004, TFB had a leverage ratio of 8.09%, and Bankshares had a leverage ratio of 8.30%.

The FDIC Improvement Act of 1991 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action with respect to insured institutions such as TFB which have total assets of $250 million or more. Annual full-scope, on-site regulatory examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to the institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also re-codified current law under the Federal Reserve Act restricting extensions of credit to insiders.

FDICIA also contains “prompt corrective action” provisions pursuant to which banks are classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized”.

The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. TFB was notified by the Federal Reserve Bank of Richmond that, at December 31, 2004, both Bankshares and TFB were considered “well capitalized.”

FEDERAL HOME LOAN BANK (“FHLB”) OF ATLANTA. TFB is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that provide funding to their members for making housing loans as well as loans for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to its members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, TFB is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to TFB. In addition, TFB is required to pledge collateral for outstanding advances. The borrowing agreement with the FHLB of Atlanta provides for the pledge by TFB of various forms of securities and mortgage loans as collateral.

USA PATRIOT ACT. The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the USA PATRIOT Act has not materially affected TFB’s products, services, or other business activities.

LOANS TO INSIDERS

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500 thousand). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

FUTURE REGULATORY UNCERTAINTY

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, Bankshares cannot forecast how federal regulation of financial institutions may change in the future and impact its operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, Bankshares fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

COMPETITION

Bankshares encounters strong competition both in making loans and in attracting deposits. In one or more aspects of its business, TFB competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that TFB does not currently provide. In addition, many of TFB’s non-bank competitors are not subject to the same level of federal regulation that governs bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, TFB relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking institutions tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

EMPLOYEES

As of December 31, 2004, Bankshares and TFB employed 119 full-time employees and 28 part-time employees compared with 112 full-time and 25 part-time employees as of December 31, 2003. No employee is represented by a collective bargaining unit. Bankshares and TFB consider relations with employees to be good.

AVAILABLE INFORMATION

Bankshares files annual, quarterly and current reports, proxy statements and other information with the SEC. Bankshares’ SEC filings are filed electronically and are available to the public over the internet at the SEC’s website at http://www.sec.gov. In addition, any document filed by Bankshares with the SEC can be read and copied at the SEC’s public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the public reference room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. Bankshares’ website is http://www.fauquierbank.com. Bankshares makes its SEC filings available through this website under “Investor Relations,” “Documents” as soon as practicable after filing or furnishing the material with the SEC. Copies of documents can also be obtained free of charge by writing to Secretary, Fauquier Bankshares, Inc. at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 540-347-2700.

ITEM 2. PROPERTIES

TFB owns or leases property and operates branches at the following locations:

LOCATION	LEASE/OWN	RENT (ANNUAL)	EXPIRATION	RENEWAL

Main Office * P.O. Box 561	Own	N/A	N/A	N/A
10 Courthouse Square Warrenton, VA 20186

Catlett Office Rt. 28 and 806	Own	N/A	N/A	N/A
Catlett, VA 20119

Sudley Road Office 8091 Sudley Rd.	Lease	$54,606	2009	None
Manassas, VA 20109

Old Town Office	Lease	$37,400 from 2001 to	2011	Two additional
Center Street		2006, then $40,700 from		options for 10 years
Manassas, VA 20110		2006 to 2011.		each.

New Baltimore Office 5119 Lee Highway	Own	N/A	N/A	N/A
Warrenton, VA 20187

The Plains Office 6464 Main Street	Own	N/A	N/A	N/A
The Plains, VA 20198

View Tree Office 216 Broadview Avenue	Own	N/A	N/A	N/A
Warrenton, VA 20186

Finance/Accounting Office 98 Alexandria Pike	Lease	$29,900	2007	N/A
Warrenton, VA 20186

Bealeton Office US Rt. 17 & Station Dr.	Own	N/A	N/A	N/A
Bealeton, VA 22712

Haymarket Property	Lease	$150,000 for first 12	2025	Two additional
Market Square at Haymarket		months of occupancy		options for 5 years
Haymarket, VA 20169		and increasing 3% annually.		each.

* TFB and Bankshares occupy this location.

All of these properties are in good operating condition and are adequate for Bankshares’ and TFB’s present and anticipated future needs. TFB maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. Management believes this insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of these properties.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending or threatened legal proceedings to which Bankshares or TFB is a party or to which the property of either Bankshares or TFB is subject that, in the opinion of management, may materially impact the financial condition of either company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

	Position Held with Company and/
	or Principal Occupations and	First Year as
	Directorships During the Past	Executive Officer	Age as of December
Name	Five Years	of Company	31, 2004
Randy K. Ferrell	Chief Executive Officer of Bankshares since May 2004. President of Bankshares since May 2003. Senior Vice President of Bankshares from 1994 to May 2003. Chief Executive Officer of TFB since May 2003. President of TFB since 2002. Chief Operating Officer of TFB from 2002 to June, 2003. Executive Vice President of TFB, Commercial and Retail Banking/MIS from 2001 to 2002. Director of Bankshares since December 2003. Director of TFB since 2002.	1994	54

Eric P. Graap	Senior Vice President and Chief Financial Officer of Bankshares and TFB since 2000. Treasurer and Chief Financial Officer of The Community Preservation Corporation, a New York, NY based community development financial company from 1994 to 2000.	2000	51

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bankshares’ common stock is traded over the counter market on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) on the SmallCap Market System under the symbol “FBSS”. Bankshares’ common stock commenced trading on December 27, 1999.

As of December 31, 2004, there were 3,392,580 shares outstanding of Bankshares’ common stock, which is Bankshares’ only class of stock outstanding. These shares were held by approximately 390 holders of record. The following table sets forth the high and low sales prices as reported by the NASDAQ Stock Market for Bankshares’ common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2004		2003		Dividends per share
	High	Low	High	Low	2004	2003

1st Quarter	$25.89	$22.50	$17.49	$14.35	$0.13	$0.11

2nd Quarter	$23.75	$20.77	$17.53	$15.50	$0.14	$0.12

3rd Quarter	$24.15	$21.10	$18.52	$17.16	$0.14	$0.12

4th Quarter	$25.90	$22.50	$22.95	$18.20	$0.15	$0.13

Bankshares’ future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Bankshares’ ability to pay cash dividends will depend entirely upon TFB’s ability to pay dividends to Bankshares.

Transfers of funds from TFB to Bankshares in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2004, the aggregate amount of unrestricted funds that could be transferred from TFB to Bankshares without prior regulatory approval totaled $7.3 million.

In September 1998, Bankshares announced an open market buyback program for its common stock. Initially, the plan authorized Bankshares to repurchase up to 73,672 shares of its common stock through December 31, 1999. Each year, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On May 20, 2004, the Board authorized Bankshares to repurchase up to 264,325 shares (8% of the shares of common stock outstanding on January 1, 2003) beginning January 1, 2003 and continuing until the next Board reset. Bankshares has repurchased 51,580 shares under the current program from January 1, 2003 through December 31, 2004. No shares were repurchased during the quarter ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and accompanying notes included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

SELECTED FINANCIAL DATA

	At and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002	2001	2000
EARNINGS STATEMENT DATA:
Interest income	$21,978	$19,136	$19,496	$19,785	$18,002
Interest expense	4,411	4,001	5,082	7,221	6,084

Net interest income	17,567	15,135	14,414	12,564	11,918
Provision for loan losses	540	784	346	350	457

Net interest income after provision for loan losses	17,027	14,351	14,068	12,214	11,461
Noninterest income	5,086	4,780	3,866	3,836	2,842
Securities gains (losses)	(47)	248	34	—	(111)
Noninterest expense	14,848	13,222	12,296	10,938	9,665

Income before income taxes	7,218	6,157	5,672	5,112	4,527
Income taxes	2,240	1,821	1,742	1,597	1,430

Net income	$4,978	$4,336	$3,930	$3,515	$3,097

PER SHARE DATA: (1)
Net income per share, basic	1.49	1.31	1.18	1.03	0.88
Net income per share, diluted	1.41	1.24	1.14	1.01	0.88
Cash dividends	0.56	0.48	0.41	0.36	0.32
Average basic shares outstanding	3,329,367	3,308,124	3,312,084	3,406,866	3,510,364
Average diluted shares outstanding	3,509,032	3,480,588	3,460,128	3,473,696	3,533,546
Book value at period end	9.40	8.59	8.00	7.21	6.55

BALANCE SHEET DATA:
Total Assets	$429,199	$378,584	$321,499	$285,202	$249,855
Loans, net	337,792	295,312	213,698	207,453	197,879
Investment securities	58,595	52,386	71,737	36,908	16,956
Deposits	374,656	321,129	273,668	243,747	212,103
Shareholders’ equity	31,891	28,463	26,431	24,157	22,419

PERFORMANCE RATIOS:
Net interest margin(2)	4.68%	4.80%	5.24%	5.02%	5.56%
Return on average assets	1.21%	1.24%	1.29%	1.28%	1.32%
Return on average equity	16.82%	15.84%	15.74%	14.73%	14.13%
Dividend payout	37.60%	36.63%	34.51%	34.76%	36.09%
Efficiency ratio(3)	65.12%	65.17%	66.44%	65.78%	64.69%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans, net	1.19%	1.20%	1.34%	1.36%	1.27%
Nonperforming loans to allowance for loan losses	4.51%	27.06%	29.20%	31.96%	4.74%
Non-performing assets to period end loans and other real estate owned	0.05%	0.33%	0.39%	0.43%	0.06%
Net charge-offs to average loans	0.02%	0.04%	0.14%	0.02%	0.10%

CAPITAL RATIOS:
Leverage	8.30%	8.58%	9.35%	8.30%	9.13%
Risk Based Capital Ratios:
Tier 1 capital	10.87%	11.51%	14.26%	12.00%	11.96%
Total capital	12.10%	12.76%	15.52%	13.25%	13.21%

(1) Amounts have been restated to reflect a two-for-one stock split during 2002.

(2) Net assets margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents Bankshares’ net yield on its earning assets.

(3) Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and non-interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Bankshares, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of TFB’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

Through merger and consolidation, TFB has become the primary, independent community bank in its immediate market area. It seeks to be the primary financial service provider for its market area by providing the right mix of consistently high quality customer service, efficient technological support, value-added products, and a strong commitment to the community.

Net income of $4.98 million in 2004 was a 14.8% increase from 2003 net income of $4.34 million. Bankshares and TFB experienced growth across all primary operating businesses with growth in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. During 2003, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. The result of this was a 14.4% and 38.2% increase in net loan outstandings in 2004 and 2003, respectively. Deposits increased 16.7% from year-end 2003 to year-end 2004, and 17.3% from year-end 2002 to year-end 2003, with TFB gaining in-market customers who grew dissatisfied with the service and pricing resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. Assets under management grew 13.0% as management continued to focus more resources toward its WMS business.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2004 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in TFB’s net interest margin resulting from competitive market conditions. Additionally, TFB’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and to decrease if market interest rates fall. The specific nature of TFB’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of TFB’s deposit base structure. During 2004, demand deposits, NOW, and savings deposits averaged 22.8%, 15.9%, and 11.6% of total average deposits, respectively, while the more interest-rate sensitive time Premium NOW and certificates of deposit averaged 7.8% and 22.1% of total average deposits, respectively.

TFB continues to have strong credit quality as evidenced by non-performing loans totaling $183,000 or 0.05% of total loans at December 31, 2004, as compared with $967,000, or 0.33% of total loans at December 31, 2003. The provision for loan losses was $540,000 for 2004 compared with $784,000 for 2003. The 31.1% decrease in the provision for loan losses from 2003 to 2004 was largely in response to 53.8% decrease in net loan charge-offs, as well as the 81.1% decrease in non-performing loans over the same period. This was partially offset by the growth in new loan originations during 2003 and 2004.

Management seeks to continue the expansion of its branch network. During 2004, a new branch opened in Bealeton, Virginia in the southern part of Fauquier County. TFB looks to add to its branch network in western Prince William County. TFB is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income from deposits and wealth management services through the increase of its market share within its marketplace.

The following table presents a quarterly summary of earnings for the last two years. In 2004, earnings exhibited increasing profitability from recurring sources when compared with the same quarter from the prior year, primarily the result of the steady and continuous growth in net interest income, WMS income, and fees on deposits.

EARNINGS
(In Thousands)

	Three Months Ended 2004				Three Months Ended 2003
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31

Interest income	$5,910	$5,641	$5,320	$5,107	$5,160	$4,766	$4,619	$4,591
Interest expense	1,205	1,145	1,039	1,022	994	956	1,030	1,021

Net Interest Income	4,705	4,496	4,281	4,085	4,166	3,810	3,589	3,570
Provision for loan losses	0	231	154	154	314	240	155	75

Net interest income after provision for loan losses	4,705	4,265	4,127	3,931	3,852	3,570	3,434	3,495
Other Income	1,216	1,306	1,258	1,258	1,227	1,492	1,215	1,134
Other Expense	3,704	3,635	3,832	3,677	3,546	3,334	3,300	3,082

Income before income taxes	2,217	1,936	1,553	1,512	1,533	1,728	1,349	1,547
Income tax expense	725	604	469	442	440	522	403	456

Net income	$1,492	$1,332	$1,084	$1,070	$1,093	$1,206	$946	$1,091

Net income per share, basic	$0.44	$0.40	$0.33	$0.32	$0.33	$0.36	$0.28	$0.33

Net income per share, diluted	$0.42	$0.38	$0.31	$0.30	$0.31	$0.34	$0.27	$0.32

RESULTS OF OPERATIONS

2004 COMPARED WITH 2003

Net income of $4.98 million in 2004 was a 14.8% increase from 2003 net income of $4.34 million. Earnings per share on a fully diluted basis were $1.41 in 2004 compared to $1.24 in 2003. Profitability as measured by return on average equity increased from 15.8% in 2003 to 16.8% in 2004. Profitability as measured by return on average assets decreased from 1.24% in 2003 to 1.21% in 2004

2003 COMPARED WITH 2002

Net income of $4.3 million in 2003 was a 10.3% increase from 2002’s net income of $3.9 million. Earnings per share on a fully diluted basis were $1.24 in 2003 compared to $1.14 in 2002. Profitability as measured by return on average equity increased from 15.7% in 2002 to 15.8% in 2003. Profitability as measured by return on average assets decreased from 1.29% in 2002 to 1.24% in 2003.

NET INTEREST INCOME AND EXPENSE

2004 COMPARED WITH 2003

Net interest income for 2004 increased $2.43 million or 16.1% to $17.57 million for the year ended December 31, 2004 from $15.14 million for the year ended December 31, 2003. This increase resulted from an increase in total average earning assets from $320.8 million in 2003 to $380.4 million in 2004, partially offset by a 12 basis point decrease in the net interest margin. The percentage of average earning assets to total assets increased in 2004 to 92.1% from 91.6% in 2003. TFB’s net interest margin decreased from 4.80% in 2003 to 4.68% in 2004.

Total interest income increased $2.84 million or 14.9% to $21.98 million in 2004 from $19.14 million in 2003. This increase was due to the increase in total average earning assets of $59.8 million from 2003 to 2004. Average loan balances increased from $253.4 million in 2003 to $321.0 million in 2004. The average yield on loans decreased to 6.30% in 2004 compared with 6.86% in 2003. Together, there was a $2.87 million increase in interest and fee income from loans for the year 2004 compared with year 2003. Average investment security balances decreased $11.1 million from $62.7 million in 2003 to $51.6 million in 2004, primarily due to the decrease in excess liquidity as result of the loan growth in 2003 and 2004. The tax-equivalent average yield on investments increased from 3.12% in 2003 to 3.65% in 2004. Together, there was a decrease in interest and dividend income on security investments of $66,000 or 3.4%, from $1.91 million in 2003 to $1.85 million in 2004. Average federal funds sold balances increased $1.1 million from $4.5 million in 2003 to $5.6 million in 2004. The average yield on federal funds sold increased from 1.08% in 2003 to 1.29% in 2004. Together, there was a $23,000 increase in federal funds sold income from 2003 to 2004.

Total interest expense increased $410,000 or 10.2% from 2003 to 2004 primarily due to the increase in cost on interest-bearing deposits resulting from the rising short term market interest rates and the growth in TFB’s Premium NOW account. Average deposit balances grew $57.1 million, primarily in demand deposits, Premium NOW accounts, and money market accounts. The average rate on interest-bearing liabilities decreased from 1.56% in 2003 to 1.47% in 2004. The average rate on certificates of deposit decreased from 2.66% in 2003 to 2.55% in 2004. Interest expense on FHLB of Atlanta advances increased $50,000 from 2003 to 2004 due to the $3.9 million increase in average FHLB advances, which was partially offset by a 63 basis point decline in their average cost from 2003 to 2004.

2003 COMPARED WITH 2002

Net interest income increased $721,000 or 5.0% to $15.1 million for the year ended December 31, 2003 from $14.4 million for the year ended December 31, 2002. This increase resulted from an increase in total average earning assets from $279.5 million in 2002 to $320.8 million in 2003, partially offset by a 44 basis point decrease in the net interest margin. The percentage of average earning assets to total assets decreased in 2003 to 91.6% from 92.0% in 2002. TFB’s net interest margin decreased from 5.24% in 2002 to 4.80% in 2003.

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

The following table sets forth information relating to Bankshares’ average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively, for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	12 Months Ended			12 Months Ended			12 Months Ended
	December 31, 2004			December 31, 2003			December 31, 2002
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$312,188	$19,655	6.30%	$243,975	$16,722	6.85%	$208,622	$16,863	8.08%
Tax-exempt (1)	7,895	575	7.29%	8,494	676	7.96%	6,128	509	8.30%
Nonaccrual	927		0	962	0		993	0

Total Loans	321,009	20,230	6.30%	253,431	$17,398	6.86%	215,743	17,372	8.05%

Securities
Taxable	50,425	1,796	3.56%	61,154	1,851	3.03%	48,768	1,990	4.08%
Tax-exempt (1)	1,175	85	7.25%	1,503	101	6.75%	2,364	164	6.94%

Total securities	51,599	1,881	3.65%	62,657	$1,952	3.12%	51,132	2,154	4.21%

Deposits in banks	2,223	20	0.89%	183	2	1.07%	174	3	1.72%
Federal funds sold	5,590	72	1.29%	4,502	49	1.08%	12,489	197	1.58%

Total earning assets	380,421	22,203	5.84%	320,773	19,401	6.05%	279,538	19,726	7.06%

Less: Reserve for loan losses	(3,797)			(3,146)			(2,957)
Cash and due from banks	16,602			16,092			16,563
Bank premises and equipment, net	8,492			7,491			6,532
Other assets	11,355			8,896			4,258

Total Assets	$413,073			$350,106			$303,934

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$80,886			$63,647			$51,016

Interest-bearing deposits
NOW accounts	56,440	79	0.14%	52,030	95	0.23%	46,403	165	0.36%
Premium NOW accounts	27,517	616	2.24%	1,267	28	2.25%	—	—	—
Money market accounts	70,400	567	0.80%	61,388	634	1.03%	53,348	932	1.75%
Savings accounts	41,065	145	0.35%	40,429	196	0.48%	37,833	439	1.16%
Time deposits	78,221	1,994	2.55%	78,701	2,093	2.66%	70,179	2,671	3.81%

Total interest-bearing deposits	273,643	3,400	1.24%	233,814	$3,047	1.30%	207,763	4,207	2.02%

Federal funds purchased	2,617	34	1.30%	2,862	39	1.35%	—	—
Federal Home Loan Bank advances	19,995	770	3.85%	16,068	721	4.48%	15,000	705	4.70%
Capital Securities of Subsidiary Trust	4,000	206	5.16%	4,000	195	4.87%	3,080	170	5.52%

Total interest-bearing liabilities	300,254	4,411	1.47%	$256,744	$4,001	1.56%	225,843	5,082	2.25%

Other liabilities	2,332			2,346			2,112
Shareholders’ equity	29,601			27,369			24,964

Total Liabilities & Shareholders’ Equity	$413,073			$350,106			$303,934

Net interest spread		$17,792	4.37%		$15,400	4.49%		$14,644	4.81%

Interest expense as a percent of average earning assets		1.16%				1.25%			1.82%
Net interest margin		4.68%				4.80%			5.24%

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

RATE / VOLUME VARIANCE
(In Thousands)

	2004 Compared to 2003			2003 Compared to 2002
		Due to	Due to		Due to	Due to
	Change	Volume	Rate	Change	Volume	Rate
Loans; taxable	$2,933	$4,413	$(1,480)	$(141)	$2,858	$(2,999)
Loans; tax-exempt (1)	(101)	(48)	(53)	168	196	(29)
Securities; taxable	(55)	(191)	136	(139)	505	(645)
Securities; tax-exempt (1)	(16)	(22)	6	(63)	(60)	(3)
Deposits in banks	18	22	(4)	(1)	—	(1)
Federal funds sold	23	12	11	(148)	(126)	(22)

Total Interest Income	2,802	4,186	(1,384)	(325)	3,374	(3,699)

INTEREST EXPENSE
NOW accounts	571	597	(26)	(41)	25	(66)
Money market accounts	(68)	93	(161)	(298)	140	(438)
Savings accounts	(51)	3	(54)	(243)	30	(273)
Time deposits	(99)	(13)	(86)	(578)	324	(902)
Federal funds purchased and securities sold under agreements to repurchase	(4)	(3)	(1)	39	39	—
Federal Home Loan Bank advances	50	176	(126)	15	50	(35)
Capital securities of subsidiary trust	11	—	11	25	51	(26)

Total Interest Expense	410	853	(443)	(1,081)	659	(1,740)

Net Interest Income	$2,392	$3,333	$(941)	$757	$2,715	$(1,958)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY

The provision for loan losses was $540,000 for 2004, $784,000 for 2003 and $346,000 for 2002. The amount of the provision for loan loss for 2004, 2003 and 2002 was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. The decrease in the provision for loan losses from 2003 to 2004 was largely in response to the 81.1% decrease in non-performing loans over the same period, partially offset by the impact of continued growth in new loan originations during 2003 and 2004. The increase in the provision for loan losses from 2002 to 2003 primarily reflects the same year to year growth in smaller-balance, homogeneous loans, including one-to-four family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

LOAN PORTFOLIO

At December 31, 2004, 2003, and 2002 net loans accounted for 78.7%, 78.0% and 66.5%, respectively, of total assets and were the largest category of Bankshares’ earning assets.

Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectable, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

Bankshares adopted FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” This Statement has been amended by FASB Statement No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” FASB Statement No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. FASB Statement No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

A loan is considered impaired when it is probable that TFB will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered “insignificant” and would not indicate an impairment situation, if in management’s judgement the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under FASB Statement No. 114. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible, as is the case for all loans.

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

Non-performing loans totaled $183,000 or 0.05% of total loans at December 31, 2004, as compared with $967,000, or 0.33% of total loans at December 31, 2003 and $850,000, or 0.39% of total loans at December 31, 2002. Non-performing loans as a percentage of the allowance for loan losses were 4.5%, 27.1% and 29.2% at December 31, 2004, 2003 and 2002, respectively.

Loans that were 90 days past due and accruing interest totaled $162,000, $840,000, and $244,000 at December 31, 2004, 2003, and 2002 respectively. At December 31, 2004, loans 90 days past due and accruing interest consisted primarily of one loan totaling $106,000 secured by residential real estate. No loss is anticipated on this loan.

There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.

At December 31, 2004, $46,500 of TFB’s ownership in FreddicMac (“FHLMC”) preferred stock with a par value of $500,000 was deemed to be permanently impaired and was recognized as a loss on securitites, available for sale. There are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans.

At December 31, 2004, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at December 31, 2004 were approximately 6.7% of loans to the hospitality industry (hotels, motels, inns, etc.) and 6.2% of loans for land development.

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

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2004, 2003, 2002, 2001, and 2000.

LOAN PORTFOLIO
(In Thousands)

	December 31,
	2004	2003	2002	2001	2000
Loans secured by real estate:
Construction	$29,270	$21,243	$10,685	$16,851	$12,948
Secured by Farmland	965	1,329	2,416	2,220	381
1-4 Family Residential	136,165	119,116	76,646	72,692	74,167
Commercial Real Estate	100,757	81,884	62,030	62,845	53,959
Commercial and industrial loans
(except those secured by real estate)	24,036	21,070	20,386	15,154	17,148
Consumer loans to individuals (except those secured by real estate)	41,088	41,429	35,397	34,640	36,083
All other loans	9,941	13,033	9,186	5,962	5,873

Total loans	$342,222	$299,104	$216,746	$210,364	$200,559

Less: Unearned discount	218	138	54	126	115

Total loans, net of unearned discount	$342,004	$298,966	$216,692	$210,238	$200,444

The following table sets forth certain information with respect to TFB’s non-accrual, restructured and past due loans, as well as foreclosed assets, for the periods indicated:

NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE
(In Thousands)

	Years ended December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans	$62	$967	$850	$913	$121
Restructured loans	—	—	—	—	—
Other assets owned	121	—	—	—	—

Total non-performing assets	$183	$967	$850	$913	$121

Loans past due 90 days accruing interest	$162	$840	$244	$541	$800

Allowance for loan losses to total loans at period end	1.19%	1.34%	1.34%	1.36%	1.27%
Non-performing assets to period end loans and other real estate owned	0.05%	0.39%	0.39%	0.43%	0.06%

Potential Problem Loans: At December 31, 2004, management is not aware of any significant problem loans not included in table.

ANALYSIS OF LOAN LOSS EXPERIENCE.

The allowance for loan losses is maintained at a level which, in management’s judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans, and current economic conditions. Management periodically reviews the loan portfolio to determine probable credit losses related to specifically identified loans as well as credit losses inherent in the remainder of the loan portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance remains subject to change.

Additions to the allowance for loan losses, recorded as the provision for loan losses on Bankshares’ statements of income, are made monthly to maintain the allowance at an appropriate level based on management’s analysis of the inherent risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan-loss experience, the amount of loan losses actually charged off or recovered during a given period and current national and local economic conditions.

At December 31, 2004, 2003, 2002, 2001, and 2000 the allowance for loan losses was $4,060,000, $3,575,000, $2,910,000, $2,857,000, and $2,554,000, respectively.

The following table summarizes TFB’s loan loss experience for each of the last five years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Allowance for Loan Losses, January 1	$3,575	$2,910	$2,857	$2,554	$2,284

Loans Charged-Off:
Commercial and industrial	102	74	135	91	247
Real estate-construction	—	—	—	—	4
Real estate-commercial	0	19	65	—	—
Real estate-residential	11	—	—	100	20
Consumer	242	186	141	86	171

Total Loans Charged-Off	$355	$279	$341	$277	$442

Recoveries:
Commercial and industrial	142	60	18	193	45
Real estate-construction	—	—	—	—	—
Real estate-commercial	128	75	—	—	—
Real estate-residential	—	—	14	—	177
Consumer	31	25	16	37	33

Total Recoveries	$301	$160	$48	$230	$255

Net Charge-Offs	$55	$119	$293	$47	$187

Provision for Loan Losses	$539	$784	$346	$350	$457

Allowance for Loan Losses, December 31	$4,060	$3,575	$2,910	$2,857	$2,554

Ratio of Net Charge-Offs to Average Loans:	0.02%	0.04%	0.14%	0.02%	0.10%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES.

The following table allocates the allowance for loan losses at December 31, 2004, 2003, 2002, 2001, and 2000 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur. During 2001, TFB refined its policies, guidelines, and methods for determining the allowance for loan losses, and allocating the allowance among various loan categories. Greater weight was given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. As a result, the allocation of the allowance for loan losses in 2004, 2003, and 2002 may not be comparable to prior periods.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	2004		2003		2002
	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans	Losses	Loans
Commercial & industrial	$1,102	7.02%	$1,701	7.04%	$1,663	9.41%
Real Estate:
Construction	466	8.55%	—	7.10%	—	4.93%
Secured by farmland	—	0.28%	—	0.44%	—	1.12%
1-4 Family residential	607	39.79%	634	39.82%	262	35.36%
Commercial real estate	1,136	29.44%	439	27.38%	364	28.61%
Consumer	681	12.01%	801	13.85%	621	16.33%
All other loans	68	2.90%	—	4.36%	—	4.24%

	$4,060	100.00%	$3,575	100.00%	$2,910	100.00%

	2001		2000
	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans
Commercial & industrial	$1,982	7.21%	$950	8.55%
Real Estate:
Construction	—	8.01%	25	6.46%
Secured by farmland	—	1.06%	—	0.19%
1-4 Family residential	448	34.56%	300	36.98%
Commercial real estate	—	29.88%	50	26.90%
Consumer	427	16.45%	1,229	17.99%
All other loans	—	2.83%	—	2.93%

	$2,857	100.00%	$2,554	100.00%

NON-INTEREST INCOME.

2004 COMPARED WITH 2003

Total non-interest income increased by $11,000 from $5.03 million in 2003 to $5.04 million in 2004. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. This increase stemmed primarily from revenues related to the continued growth of TFB’s deposit base and retail banking activities, and the increase of estate and brokerage fees within TFB’s Wealth Management Services division. These increases were largely offset by the $295,000 year to year decrease in revenues resulting from gains and losses on the securities portfolio available for sale.

Wealth Management income increased $335,000 or 35.8% from 2003 to 2004. Service charges on deposit accounts increased $130,000, or 5.3% to $2.60 million for 2004, compared with $2.47 million for 2003. The major factor in the increase in service charges on deposit accounts was the impact of TFB’s average demand deposit base increasing 27.1% from $63.6 million during 2003 to $80.9 million during 2004. Other service charges, commissions and fees decreased $166,000 or 12.4% from $1.33 million in 2003 to $1.17 million primarily due to TFB’s sale of its portfolio of merchant card customers in the first quarter of 2004, partially offset by increased income from VISA check card fees. The result of merchant card portfolio sale was the reduction of service charge income of approximately $90,000 per quarter, offset by an approximate $90,000 per quarter reduction in merchant card operating expenses.

The loss on securities available for sale of $46,500 represents the amount of TFB’s ownership in FHLMC preferred stock deemed to be permanently impaired at December 31, 2004. Gains on securities, available for sale were $248,000 for 2003, the result of selling $10 million of available-for-sale government agency and corporate securities, whose weighted-average remaining maturity was approximately one year, for a gain on sale of $288,000, and reinvesting the proceeds from the sale into available-for-sale government agency securities with a weighted-average remaining maturity of approximately four years. This was partially offset by a loss on the sale of a $5 million investment in a short-term mortgage-backed security bond mutual fund.

Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace. Wealth management fees are not projected to continue to grow at the 35% annual pace as it did in 2003 and 2004, but are projected to stabilize during 2005 and show more moderate growth over the longer term. Fees from deposits are projected to grow approximately at the rate exhibited in 2004. Income from Bank Owned Life Insurance (“BOLI”) is expected to be greater in 2005 than 2004 due to an additional $2.5 million purchase in December 2004. Total BOLI was $7.9 million at December 31, 2004. Management is not projecting any gains or losses on the sale of securities at this time.

2003 COMPARED WITH 2002

Total non-interest income increased by $1.1 million from $3.9 million in 2002 to $5.0 million in 2004. Wealth Management income increased $241,000 or 34.7% from 2002 to 2003. Service charges on deposit accounts increased $342,000, or 16.0% to $2.5 million for 2003, compared with $2.1 million for 2002. The major factor in the increase in service charges on deposit accounts was the impact of TFB’s average demand deposit base increasing 24.8% from $51.0 million during 2002 to $63.6 million during 2003. Other service charges, commissions and fees increased 36.4% from $1.0 million in 2002 to $1.3 million in 2003 primarily due to $212,000 of income from the February 28, 2003 purchase of $5.0 million of BOLI policies on certain key executives, as well as increased income from VISA check card fees.

NON-INTEREST EXPENSE.

2004 COMPARED WITH 2003

Total non-interest expense increased $1.63 million, or 12.3% in 2004 compared with 2003. The primary component of this was an increase in salaries and employees’ benefits of $1.25 million, or 19.1%, primarily due to the increase in full-time equivalent personnel from approximately 118 at year-end 2002 and 128 at year-end 2003 to 138 at year-end 2004, as well as customary annual salary increases. The growth in personnel primarily reflects the expansion of the lending and retail functions. Additionally, the decrease in the number of loans originated in 2004 when compared with 2003, reduced the amount of salary and benefit expense that could be deferred through the application of SFAS 91 (Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases). SFAS 91 deals with the timing of recognition of loan and lease origination fees and certain expenses. The statement requires that such fees and costs, if material, be deferred and amortized over the estimated life of the asset. Also, significant increases in the defined-benefit pension plan expense and the cost of medical insurance benefits added to increased salary and employees’ benefit expense in 2004.

Other operating expenses increased $254,000 or 5.4% in 2004 compared with 2003. This increase was primarily due to the increase in legal and other professional fees primarily attributable to meeting the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Management expects the costs associated with Sarbanes-Oxley compliance to increase in 2005 in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls.

TFB expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable TFB to perform.

2003 COMPARED WITH 2002

Total non-interest expense increased $925,000, or 7.5% in 2003 from 2002. The primary component of this was an increase in salaries and employees’ benefits of $637,000, or 10.8%, primarily due to the increase in full-time equivalent personnel from approximately 114 at year-end 2001 and 119 at year-end 2002 to 128 at year-end 2003, as well as customary annual salary increases. The growth in personnel primarily reflects the expansion of the lending function. Significant increases in the defined-benefit pension plan expense and the cost of medical insurance benefits also added to increased salary and benefits expense in 2004. Occupancy expenses increased $106,000, or 14.5%, from 2002 to 2003 primarily due to rent and other leasehold expenses associated with the full year effect of the 2003 addition of finance/accounting offices in Alexandria Pike, Warrenton, as well as significant growth in snow removal expense during early 2004. Furniture and equipment increased $127,000 or 12.1%, which correspond with the growth in occupancy expenses.

INCOME TAXES.

Income tax expense increased by $419,000 for the year ended December 31, 2004 compared to the year ended December 31, 2003. Income tax expense increased by $80,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002. The effective tax rates were 31.0% for 2004, 29.6% for 2003, and 30.7% for 2002. The effective tax rate differs from the statutory federal income tax rate of 34% due to TFB’s investment in tax-exempt loans and securities, as well as TFB’s BOLI purchase.

COMPARISON OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 FINANCIAL CONDITION

Total assets were $429.1 million at December 31, 2004, an increase of 13.4% or $50.6 million from $378.5 million at December 31, 2003. Balance sheet categories reflecting significant changes included cash and due from banks, investment securities, total loans, bank premises and equipment, other assets, and deposits. Each of these categories is discussed below.

CASH AND DUE FROM BANKS. Cash and due from banks was $8.9 million at December 31, 2004, reflecting a decrease of $2.9 million from December 31, 2003.

INVESTMENT SECURITIES. Total investment securities were $58.6 million at December 31, 2004, reflecting an increase of $6.2 million from $52.4 million at December 31, 2003. The increase was the primarily the result of deploying excess liquidity from deposit growth into short-term duration mortgage-backed securities. At December 31, 2004 and 2003, all investment securities were available for sale. The valuation allowance for the available for sale portfolio had an unrealized loss, net of tax benefit, of $48,000 at December 31, 2004 compared with an unrealized gain, net of tax, of $13,000 at December 31, 2003.

At December 31, 2004, 2003 and 2002, the carrying values of the major classifications of securities were as follows:

INVESTMENT PORTFOLIO
(In Thousands)

	Available for Sale (1)
	2004	2003	2002

Obligations of U.S. Government corporations and agencies	$49,290	$46,639	$58,957
Obligations of states and political subdivisions	1,022	1,236	1,721
Corporate Bonds	5,931	2,929	4,361
Mutual funds	255	—	5,067
Restricted investment - Federal Home Loan Bank stock	1,432	1,000	1,029
FHLMC preferred stock	441	460	480
Other securities	224	122	122

Total	$58,595	$52,386	$71,737

(1)	Amounts for available-for-sale securities are based on fair value.

ESTIMATED MATURITY OR NEXT RATE ADJUSTMENT DATE

The following is a schedule of estimated maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2004:

ESTIMATED MATURITY DISTRIBUTION AND YIELDS OF SECURITIES
(In Thousands)

	Due in one year		Due after 1		Due after 5
	or less		through 5 years		through 10 years
	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$2,733	2.55%	$30,479	3.65%	$15,979	4.14%
Corporate bonds	—		5,931	4.54%	—
Other taxable securities	—		—		—

Total taxable	$2,733	2.55%	$36,410	3.79%	$15,979	4.14%
Obligations of states and political subdivisions, tax-exempt	—		—		—

Total securities:	$2,733	2.55%	$36,410	3.79%	$15,979	4.14%

	Due after 10 years
	and Equity Securities		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$99	6.19%	$49,290	3.75%
Corporate bonds	—		5,931	4.54%
Other taxable securities	2,352	3.87%	2,352	3.87%

Total taxable	$2,451	3.96%	$57,573	3.84%
Obligations of states and political subdivisions, tax-exempt	1,022	6.03%	1,022	6.30%

Total securities:	$3,473	4.57%	$58,595	3.88%

Excluding obligations of U. S. Government corporations and agencies, no TFB security investment exceeded 10% of stockholder equity.

LOANS. Total net loan balance after allowance for loan losses was $337.8 million at December 31, 2004, which represents an increase of $42.4 million or 14.4% from $295.3 million at December 31, 2003. The majority of the increase was in commercial real estate and 1-4 family residential real estate loans, which increased $18.9 million and $17.0 from year-end 2003 to year-end 2004, as well as construction loans, which increased $8.0 million, over the same time period. TFB’s loans are made primarily to customers located within TFB’s primary market area. During 2002, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. This was primary reason for the year to year increase in commercial and residential real estate loans outstanding. Management will continue the same pricing strategies during 2005, but does not project to originate the same level of 1-4 family residential real estate loans as in 2004, primarily due to competitive pressures and market interest rates.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2004:

MATURITY SCHEDULE OF SELECTED LOANS
(In Thousands)

		1 Year
	Within	Within	After
	1 Year	5 Years	5 Years	Total
Commercial and industrial loans	$19,411	$54,873	$26,473	$100,757
Construction loans	24,263	4,362	645	29,270

	$43,674	$59,235	$27,118	$130,027

For maturities over one year:
Floating rate loans		$27,727	$—	$27,727
Fixed rate loans		31,508	27,118	$58,626

		$59,235	$27,118	$86,353

BANK PREMISES AND EQUIPMENT, NET. Bank premises and equipment, net of depreciation, increased $658,000 from $7.9 million at December 31, 2003 to $8.5 million at December 31, 2004, primarily reflecting the capital expense of building and equipping the branch office in Bealeton, Virginia opened in 2004.

OTHER ASSETS. Other assets increased $3.8 million from December 31, 2003 to December 31, 2004. During December 2004, TFB purchased an additional $2.5 million of BOLI policies on certain key executives. BOLI is recorded at its cash surrender value, or the amount that can be realized. At December 31, 2004, the cash surrender value of BOLI was $7.9 million.

DEPOSITS. For the year ended December 31, 2004, total deposits grew $53.5 million or 16.7% when compared with total deposits one year earlier. Non-interest-bearing deposits increased by $6.1 million and interest-bearing deposits increased by $47.4 million. The growth in TFB’s deposits during 2004 was the result of many possible factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. One factor may have been the relative attractiveness of TFB’s higher-rate Premium NOW account, which grew by $42.9 million during 2004, when compared with mutual fund money market accounts. Another probable factor was TFB gaining in-market customers who grew dissatisfied with the service resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. Additional growth was generated by gaining deposits from new loan customers. TFB projects to increase its deposits in 2005 and beyond through the expansion of its branch network, as well as by offering value added demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

DEPOSITS AND RATES PAID
(In Thousands)

	December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$80,886		$63,647		$51,016

Interest-bearing:
NOW accounts	56,440	0.14%	52,030	0.23%	46,403	0.36%
Premium NOW accounts	27,517	2.23%	1,267	2.25%	—	—
Money market accounts	70,400	0.80%	61,388	1.03%	53,348	1.75%
Regular savings accounts	41,065	0.35%	40,429	0.48%	37,833	1.16%
Time deposits:	78,221	2.54%	78,701	2.66%	70,179	3.81%

Total interest-bearing	273,643	1.24%	233,815	1.30%	207,763	2.02%

Total deposits	$354,529		$297,462		$258,779

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2004:

MATURITIES OF CERTIFICATES OF DEPOSIT
AND OTHER TIME DEPOSITS OF $100,000 AND MORE
(In Thousands)

	Within	Three to	Six to	One to	Over
	Three	Six	Twelve	Four	Four
	Months	Months	Months	Years	Years	Total
(Dollars in thousands)
At December 31, 2004	$4,292	$7,379	$7,381	$8,127	$3,690	$30,868

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST (“Capital Securities”). On March 26, 2002, Bankshares established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. Bankshares is using the offering proceeds for the purposes of expansion and the repurchase of additional shares of its common stock. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of Bankshares together do not exceed 25% of Tier 1 capital.

BORROWINGS. Amounts and weighted average rates for long and short term borrowings for 2004, 2003 and 2002 are as follows:

BORROWED FUNDS
(In Thousands)

	December 31, 2004		December 31, 2003		December 31, 2002
	Amount	Rate	Amount	Rate	Amount	Rate
FHLB Advances	$15,000	4.64%	$20,000	3.81%	$15,000	4.64%
Federal funds purchased	—		2,000	1.25%	—

CAPITAL RESOURCES AND LIQUIDITY

Shareholders’ equity totaled $31.9 million at December 31, 2004 compared with $28.5 million at December 31, 2003. The amount of equity reflects management’s desire to increase shareholders’ return on equity by managing the growth in equity. During the first quarter of 1998, Bankshares initiated a Dutch auction self-tender offer to repurchase shares directly from shareholders. As a result of this action, Bankshares repurchased 120,476 shares, as adjusted for stock splits, or 3.2% of shares outstanding on December 31, 1998, for $1.2 million. In addition to the Dutch auction, Bankshares initiated an open market buyback program in 1998, through which it repurchased, adjusted for stock splits, an additional 30,000 shares at a cost of $0.3 million in 1998; 136,426 shares at a cost of $1.3 million in 1999; 126,240 shares at a cost of $1.1 million in 2000; 77,916 shares at a cost of $896,000 in 2001; 77,394 shares at a cost of $1.1 million in 2002; 21,010 shares at a cost of $354,000 in 2003; and 30,570 shares at a cost of $697,000 in 2004.

The securities portfolio valuation account decreased to an unrealized loss after tax benefit of $47,000 at December 31, 2004 compared with an unrealized gain of $13,000 at December 31, 2003.

As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, Bankshares established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of Bankshares together do not exceed 25% of Tier 1 capital.

As discussed above under “Government Supervision and Regulation,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. As of December 31, 2004, the appropriate regulatory authorities have categorized Bankshares and TFB as “well capitalized.”

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $9.2 million at December 31, 2004 compared with $12.0 million at December 31, 2003. These assets provide a primary source of liquidity for TFB. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $47.2 million is unpledged and readily salable. Futhermore, TFB has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $127.4 million at December 31, 2004 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling approximately $38.2 million. At December 31, 2004, $15.0 million of the FHLB of Atlanta line of credit were in use.

The following table sets forth information relating to Bankshares’ sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2004. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(In Thousands)

	December 31, 2004			December 31, 2003
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$38,169	$—	$38,169	$33,077	$2,000	$31,077
Federal Home Loan Bank advances	127,390	15,000	112,390	60,540	20,000	40,540
Federal funds sold			109			703
Securities, available for sale and unpledged at fair value			47,232			40,655

Total short-term funding sources			$197,900			$112,975

Uses:
Unfunded loan commitments and lending lines of credit			$76,295			$70,158
Letters of credit			6,660			6,192

Total potential short-term funding uses			$82,955			$76,350

Ratio of short-term funding sources to potential short-term funding uses			238.6%			148.0%

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and TFB to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of December 31, 2004 that Bankshares and TFB more than satisfy all capital adequacy requirements to which they are subject.

At December 31, 2004 and 2003, Bankshares exceeded its regulatory capital ratios, as set forth in the following table:

RISK BASED CAPITAL RATIOS
(In Thousands)

	December 31,
	2004	2003
Tier 1 Capital:
Shareholders’ Equity	$31,891	$28,463
Less: Unrealized gain on securities available for sale	46	(41)
Less: Intangible assets, net	(58)	(83)
Plus: Company-obligated madatorily
redeemable capital securities	4,000	4,000

Total Tier 1 Capital	35,879	32,339

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,060	3,511

Total Capital:	39,939	35,850

Risk Weighted Assets:	$330,177	$280,916

Risk Based Capital Ratios:
Tier 1 to Risk Weighted Assets	10.87%	11.51%

Total Capital to Risk Weighted Assets	12.10%	12.76%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to Bankshares’ contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2004.

(In Thousands)	Payments due period
		Less than			More than
Contractual Obligations:	Total	One Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$19,000		$10,000	$5,000	$4,000	(1)
Capital lease obligations	—	—	—	—	—
Operating lease and contract obligations	5,532	1,060	2,206	2,208	58
Purchase obligations	—	—	—	—	—
Other long-term obligations reflected on balance sheet	—	—	—	—	—

Total	$24,532	$1,060	$12,206	$7,208	$4,058

(1) Has varying put provisions beginning March 27, 2007 with a mandatory redemption March 26, 2032.

OFF-BALANCE SHEET ARRANGEMENTS

TFB’s off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit, which were $76.3 million and $6.7 million, respectively at December 31, 2004, and $70.2 million and $6.2 million, respectively, at December 31, 2003. See Note 15 “Financial Instruments with Off-Balance-Sheet Risk” to the 2004 Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements. The impact on liquidity of these arrangements is illustrated in the LIQUIDITY SOURCES AND USES table above.

Revenues for standby letters of credit were $93,000 and $55,000 for 2004 and 2003, respectively. There were 88 and 73 separate standby letters of credit at December 31, 2004 and 2003, respectively. During 2004, no liabilities arose from standby letters of credit arrangements. During 2003, one liability arose, totaling $75,000. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their effect on Bankshares, see “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements contained herein.

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

TFB monitors exposure to instantaneous changes in rates of up to 200 basis points up or down over a rolling 12-month period. TFB’s policy limit for the maximum negative impact on net interest income and change in equity from instantaneous changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during 2004.

The following tables present TFB’s anticipated market value changes in equity under various rate scenarios as of December 31, 2004 and 2003:

MARKET RISK

2004	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars in thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Federal funds sold	0.00%	$—	$109	$109	$109	$—	0.00%
Securities	2.00%	1,162	59,368	58,206	54,418	(3,788)	-6.51%
Loans receivable	2.52%	8,430	342,784	334,354	321,574	(12,780)	-3.82%
Total rate sensitive assets	2.44%	9,592	402,261	392,669	376,101	(16,568)	-4.22%
Other assets	0.00%	—	32,591	32,591	32,591	—	0.00%

Total assets	2.26%	$9,592	$434,851	$425,260	$408,692	$(16,568)	-3.90%

Demand deposits	5.29%	$3,991	$79,454	$75,463	$71,882	$(3,581)	-4.75%
Rate-bearing deposits	4.91%	13,842	296,008	282,166	273,792	(8,374)	-2.97%
Borrowed funds	4.57%	891	20,394	19,503	18,664	(839)	-4.30%
Other liabilities	0.00%	—	3,528	3,528	3,528	—	0.00%

Total liabilities	4.92%	18,724	399,384	380,660	367,866	(12,794)	-3.36%

Present Value Equity	-20.48%	(9,132)	35,467	44,599	40,825	(3,774)	-8.46%

Total liabilities and equity	2.26%	$9,592	$434,851	$425,260	$408,692	$(16,568)	-3.90%

Note: 2004 reflects changes in methodology and model from previous years.

2003	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars in thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Federal funds sold	0.00%	$—	$—	$—	$—	$—	0.00%
Securities	1.97%	1,035	53,563	52,528	49,587	(2,941)	-5.60%
Loans receivable	2.23%	6,530	300,000	293,470	282,091	(11,379)	-3.88%

Total rate sensitive assets	2.19%	7,565	353,563	345,998	331,678	(14,320)	-4.14%
Other assets	0.00%	—	30,620	30,620	30,620	—	0.00%

Total assets	2.01%	$7,565	$384,183	$376,618	$362,298	$(14,320)	-3.80%

Demand Deposits	18.61%	$11,029	$70,294	$59,265	$50,074	$(9,191)	-15.51%
Rate-bearing deposits	8.76%	18,597	230,996	212,399	199,222	(13,177)	-6.20%
Borrowed funds	6.42%	1,633	27,069	25,436	25,001	(435)	-1.71%
Other liabilities	0.00%	—	2,869	2,869	2,869	—	0.00%

Total liabilities	10.42%	31,259	331,228	299,969	277,166	(22,803)	-7.60%

Present Value Equity	-30.91%	(23,694)	52,956	76,650	85,133	8,483	11.07%

Total liabilities and equity	2.01%	$7,565	$384,183	$376,618	$362,298	$(14,320)	-3.80%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEPENDENT AUDITOR’S REPORT

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Warrenton, Virginia

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2004

C O N T E N T S

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1
INDEPENDENT AUDITOR’S REPORT	2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets
Consolidated statements of income	3
Consolidated statements of cash flows	4 and 5
Consolidated statements of changes in shareholders’ equity	6
Notes to consolidated financial statements	7-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Fauquier Bankshares, Inc.
Warrenton, Virginia

      We have audited the accompanying consolidated balance sheet of Fauquier Bankshares, Inc. and subsidiaries as of
December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Fauquier Bankshares, Inc. for each of the two years in the period ended December 31, 2003, were audited by other auditors whose report dated January 23, 2004, expressed an unqualified opinion on those financial statements.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

/s/ Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania
January 21, 2005

1

To the Shareholders and Directors of
   Fauquier Bankshares, Inc. and Subsidiaries
Warrenton, Virginia

          We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 23, 2004

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2004 and 2003

	December 31,
	2004	2003
Assets
Cash and due from banks	$8,944,590	$11,808,387
Interest-bearing deposits in other banks	112,984	142,042
Federal funds sold	109,000	—
Securities available for sale	58,594,905	52,386,006
Loans, net of allowance for loan losses of $4,060,321 in 2004 and $3,575,002 in 2003	337,791,782	295,311,745
Bank premises and equipment, net	8,533,619	7,875,424
Accrued interest receivable	1,507,391	1,233,004
Other assets	13,604,948	9,827,670

Total assets	$429,199,219	$378,584,278

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$79,222,524	$73,128,879
Interest-bearing	295,433,173	247,999,697

Total deposits	374,655,697	321,128,576
Federal funds purchased	—	2,000,000
Federal Home Loan Bank advances	15,000,000	20,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Dividends payable	508,887	430,590
Other liabilities	3,019,571	2,438,327
Commitments and contingent liabilities	—	—

Total liabilities	397,308,155	350,121,493

Shareholders’ Equity
Common stock, par value, $3.13 per share; 8,000,000 shares authorized; issued and outstanding, 2004, 3,392,580 shares; 2003, 3,312,230 shares	10,618,775	10,367,280
Retained earnings	21,320,223	18,082,684
Accumulated other comprehensive income (loss), net	(47,934)	12,821

Total shareholders’ equity	31,891,064	28,462,785

Total liabilities and shareholders’ equity	$429,199,219	$378,584,278

See Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For Each of the Three Years in the Period Ended December 31, 2004

	2004	2003	2002

Interest and Dividend Income
Interest and fees on loans	$20,034,615	$17,168,004	$17,198,498
Interest and dividends on securities available for sale:
Taxable interest income	1,613,828	1,576,813	1,795,511
Interest income exempt from federal income taxes	56,215	66,917	108,218
Dividends	181,946	274,097	194,587
Interest on federal funds sold	71,940	48,533	196,643
Interest on deposits in other banks	19,708	1,950	2,571

Total interest and dividend income	21,978,252	19,136,314	19,496,028

Interest Expense
Interest on deposits	3,400,473	3,047,245	4,206,623
Interest on federal funds purchased	34,026	38,524	—
Interest on capital securities	206,274	194,897	170,379
Interest on Federal Home Loan Bank advances	770,496	720,560	705,160

Total interest expense	4,411,269	4,001,226	5,082,162

Net interest income	17,566,983	15,135,088	14,413,866

Provision for loan losses	539,583	784,000	346,250

Net interest income after provision for loan losses	17,027,400	14,351,088	14,067,616

Noninterest Income
Wealth management income	1,270,405	935,534	694,442
Service charges on deposit accounts	2,603,215	2,473,161	2,131,445
Other service charges, commissions and fees	1,168,842	1,334,490	978,626
Gain on securities available for sale	—	248,240	33,914
Impairment loss on securities available for sale	(46,500)	—	—
Other operating income	43,360	36,608	62,042

Total noninterest income	5,039,322	5,028,033	3,900,469

Noninterest Expenses
Salaries and employees’ benefits	7,769,172	6,521,456	5,884,134
Net occupancy expense of premises	863,600	837,734	731,333
Furniture and equipment	1,274,349	1,176,014	1,049,280
Other operating expenses	4,941,149	4,686,758	4,631,779

Total noninterest expenses	14,848,270	13,221,962	12,296,526

Income before income taxes	7,218,452	6,157,159	5,671,559

Income tax expense	2,240,268	1,821,309	1,741,743

Net income	$4,978,184	$4,335,850	$3,929,816

Earnings per share, basic	$1.49	$1.31	$1.18

Earnings per share, diluted	$1.41	$1.24	$1.14

See Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2004

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$4,978,184	$4,335,850	$3,929,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,091,220	1,047,748	941,787
Provision for loan losses	539,583	784,000	346,250
Deferred tax benefit	(301,487)	(289,490)	(123,229)
Gain on securities available for sale	—	(248,240)	(33,914)
Gain on sale of premises and equipment	(5,910)	(2,645)	(7,006)
Tax benefit of nonqualified options exercised	(148,473)	(64,307)	(17,114)
Amortization of security premiums, net	250,869	780,614	487,583
Amortization of unearned compensation	92,054	—	—
Changes in assets and liabilities:
Increase in other assets	(1,070,308)	(708,646)	(423,816)
Increase in other liabilities	581,244	401,928	57,189

Net cash provided by operating activities	6,006,976	6,036,812	5,157,546

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	—	15,441,768	1,033,650
Proceeds from maturities, calls and principal payments of securities available for sale	18,188,635	38,898,025	22,614,625
Purchase of securities available for sale	(24,740,456)	(36,517,466)	(53,193,487)
Proceeds from sale of premises and equipment	5,910	2,645	7,006
Purchase of premises and equipment	(1,749,514)	(2,454,967)	(1,074,284)
Purchase of other investment	—	—	(5,066,023)
Purchase of Bank Owned Life Insurance	(2,500,000)	(5,000,000)	—
Net (increase) in loans	(43,019,620)	(82,397,797)	(6,591,460)

Net cash (used in) investing activities	(53,815,045)	(72,027,792)	(42,269,973)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and saving accounts	52,528,790	38,702,951	28,437,904
Net increase in certificates of deposit	998,331	8,757,154	1,483,525
Proceeds from issuance of capital securities	—	124,000	4,000,000
Federal Home Loan Bank advances	9,000,000	5,000,000	—
Federal Home Loan Bank principal repayments	(14,000,000)	—	—
Purchase (repayment) of federal funds	(2,000,000)	2,000,000	—
Cash dividends paid on common stock	(1,793,607)	(1,520,987)	(1,310,949)
Issuance of common stock	987,531	295,697	307,520
Acquisition of common stock	(696,831)	(354,486)	(1,050,524)

Net cash provided by financing activities	45,024,214	53,004,329	31,867,476

Decrease in cash and cash equivalents	(2,783,855)	(12,986,651)	(5,244,951)

Cash and Cash Equivalents
Beginning	11,950,429	24,937,080	30,182,031

Ending	$9,166,574	$11,950,429	$24,937,080

See Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Continued)
For Each of the Three Years in the Period Ended December 31, 2004

	2004	2003	2002
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,330,321	$4,026,887	$5,220,287

Income taxes	$2,542,000	$1,944,000	$1,709,500

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net	$(92,158)	$(995,926)	$671,203

See Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
For Each of the Three Years in the Period Ended December 31, 2004

			Accumulated
			Other
			Compre-	Compre-
	Common	Retained	hensive	hensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2001	$5,244,500	$18,685,761	$227,138		$24,157,399
Comprehensive income:
Net income	—	3,929,816	—	$3,929,816	3,929,816
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of deferred income taxes of $239,740	—	—	—	465,377	—
Less reclassification adjustment, net of income tax expense of $11,531			—	(22,383)	—

Other comprehensive income, net of tax:			442,994	442,994	442,994

Total comprehensive income	—	—	—	$4,372,810	—

100% stock dividend	5,185,020	(5,185,020)			—
Cash dividends ($.41 per share)	—	(1,356,040)	—		(1,356,040)
Acquisition of 54,259 shares of common stock	(169,832)	(880,692)	—		(1,050,524)
Issuance of common stock	5,547	37,424	—		42,971
Exercise of stock options	76,491	188,058	—		264,549

Balance, December 31, 2002	10,341,726	15,419,307	670,132		26,431,165
Comprehensive income:
Net income	—	4,335,850	—	$4,335,850	4,335,850
Other comprehensive loss net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $254,213	—	—	—	(493,473)	—
Less reclassification adjustment, net of income tax expense of $84,402	—	—	—	(163,838)	—

Other comprehensive loss, net of tax:	—	—	(657,311)	(657,311)	(657,311)

Total comprehensive income				$3,678,539	—

Cash dividends ($.48 per share)	—	(1,588,130)	—		(1,588,130)
Acquisition of 21,010 shares of common stock	(65,761)	(288,725)	—		(354,486)
Exercise of stock options	91,315	204,382	—		295,697

Balance, December 31, 2003	10,367,280	18,082,684	12,821		28,462,785
Comprehensive income:
Net income	—	4,978,184	—	$4,978,184	4,978,184
Other comprehensive loss net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $31,403	—	—	(60,755)	(60,755)	(60,755)

Total comprehensive income				$4,917,429	—

Cash dividends ($.56 per share)	—	(1,871,904)	—		(1,871,904)
Acquisition of 30,570 shares of common stock	(95,684)	(601,147)	—		(696,831)
Issuance to restricted stock, stock incentive plan (12,557 shares)	39,303	274,622			313,925
Unearned compensation on restricted stock		(313,925)			(313,925)
Amorization of unearned compensation, restricted stock awards		92,054	—		92,054
Issuance of common stock	9,597	60,323			69,920
Exercise of stock options	298,279	619,332	—		917,611

Balance, December 31, 2004	$10,618,775	$21,320,223	$(47,934)		$31,891,064

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For Each of the Three Years in the Period Ended December 31, 2004

Note 1. Nature of Banking Activities and Significant Accounting Policies

Fauquier Bankshares, Inc. (the Corporation) is the financial holding company of The Fauquier Bank (the Bank) and Fauquier Statutory Trust I (Trust I). The Bank provides commercial, financial, agricultural, residential and consumer loans to customers in Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. Trust I was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.

The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

Principles of Consolidation

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. and its two wholly-owned subsidiaries, Trust I and the Bank, of which Fauquier Bank Services, Inc. is its sole subsidiary. In consolidation, significant intercompany accounts and transactions have been eliminated except for balances and transactions related to Trust I. FASB Interpretation No. 46(R) requires that the Corporation no longer consolidate Fauquier Statutory Trust I. The subordinated debt of this trust is reflected in the liability of the Corporation.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. The Corporation has no securities in this category. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Bank is required to maintain an investment in the capital stock of certain correspondent banks. No readily available market exists for this stock and it has no quoted market value. The investment in these securities is recorded at cost.

Notes to Consolidated Financial Statements

Loans

The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation’s market area.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific components relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors and is also maintained to cover uncertainties that could affect management’s estimate of probable losses. This component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Notes to Consolidated Financial Statements

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Bank Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives ranging from 3 - 39 years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over its estimated useful life ranging from 3 – 5 years. Depreciation and amortization are recorded on the accelerated and straight-line methods.

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

Defined Benefit Plan

The Corporation has a pension plan for its employees. Benefits are generally based upon years of service and the employees’ compensation. The Corporation funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

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

Notes to Consolidated Financial Statements

Stock-Based Compensation

At December 31, 2004, the Corporation has a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	December 31,
	2004	2003	2002
Net income , as reported	$4,978,184	$4,335,850	$3,929,816
Deduct: total stock-based employee compensation expense determined based on the fair value method of awards, net of tax	(62,567)	(139,702)	(296,042)

Pro forma net income	$4,915,617	$4,196,148	$3,633,774

Earnings per share:
Basic — as reported	$1.49	$1.31	$1.18

Basic — pro forma	$1.48	$1.26	$1.10

Diluted — as reported	$1.41	$1.24	$1.14

Diluted — pro forma	$1.40	$1.20	$1.05

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

Notes to Consolidated Financial Statements

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

Advertising

The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses of $261,345, $183,304 and $356,830 were incurred in 2004, 2003 and 2002, respectively.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Corporation’s consolidation financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Corporation’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures because these entities or transactions constitute the Corporation’s primary FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on the Corporation’s consolidated financial position or consolidated results of operations.

Notes to Consolidated Financial Statements

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Corporation. The Corporation intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Corporation’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosure assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No.D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

Notes to Consolidated Financial Statements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers – as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

Notes to Consolidated Financial Statements

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government corporations and agencies	$49,352,582	$175,475	$(238,296)	$49,289,761
Obligations of states and political subdivisions	961,515	60,037	—	1,021,552
Corporate bonds	6,000,000	—	(68,750)	5,931,250
Mutual Funds	256,524		(1,095)	255,429
FHLMC Preferred stock	441,000	—	—	441,000
Restricted investments:
Federal Home Loan Bank stock	1,431,800	—	—	1,431,800
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
The Bankers Bank stock	102,113	—	—	102,113

	$58,667,534	$235,512	$(308,141)	$58,594,905

Notes to Consolidated Financial Statements

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government corporations and agencies	$46,592,397	$254,827	$(208,599)	$46,638,625
Obligations of states and political subdivisions	1,164,580	72,001	—	1,236,581
Corporate bonds	3,000,000	—	(71,200)	2,928,800
FHLMC Preferred stock	487,500	—	(27,500)	460,000
Restricted investments:
Federal Home Loan Bank stock	1,000,000	—	—	1,000,000
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000

	$52,366,477	$326,828	$(307,299)	$52,386,006

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2004
	Amortized	Fair
	Cost	Value
Due in one year or less	$6,737	$6,771
Due after one year through five years	21,109,257	21,040,360
Due after five years through ten years	4,214,741	4,170,923
Due after ten years	30,983,362	31,024,509
Equity securities	2,353,437	2,352,342

	$58,667,534	$58,594,905

For the year ended December 31, 2003 and 2002 proceeds from sales of securities available for sale amounted $15,441,768 and $1,033,650, respectively. There were no securities sold in 2004. Gross realized gains amounted to $288,333 in 2003 and $33,914 in 2002. The tax expense applicable to this net realized gain amounted to $84,402 and $11,531. Gross realized losses were $46,500 in 2004 and $40,093 in 2003. There were no gross losses realized in 2002. The gross realized loss for 2004 is related to the impairment and write down of the FHLMC Preferred Stock.

Notes to Consolidated Financial Statements

The following table shows the Corporation investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003.

	Less Than 12 Months		12 Months or More		Total
2004		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. government corporations and agencies	$24,646,204	$(213,805)	$2,441,585	$(24,491)	$27,087,789	$(238,296)
Corporate bonds	2,970,000	(30,000)	961,250	(38,750)	3,931,250	(68,750)
Mutual Funds	255,429	(1,095)	—	—	255,429	(1,095)

Total temporarily impaired securities	$27,871,633	$(244,900)	$3,402,835	$(63,241)	$31,274,468	$(308,141)

	Less Than 12 Months		12 Months or More		Total
2003		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. government corporations and agencies	$22,829,608	$(208,599)	$—	$—	$22,829,608	$(208,599)
Corporate bonds	2,928,800	(71,200)	—	—	2,928,800	(71,200)

Subtotal, debt securities	25,758,408	(279,799)	—	—	25,758,408	(279,799)
Preferred Stock	487,500	(27,500)	—	—	487,500	(27,500)

Total temporarily impaired securities	$26,245,908	$(307,299)	$—	$—	$26,245,908	$(307,299)

The nature of the securities which are temporarily impaired for a continuous 12 months or more can be segmented into two groups. The first group consists of two Federal Home Loan Bank securities totaling $2.4 million with a temporary loss of approximately $24,000. Both bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors. The securities within this group have estimated maturity dates of eight months and 54 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Corporation has the ability to hold these bonds to their maturity.

The second group consists of one corporate bond, rated A2 by Moody’s, totaling $1.0 million with a temporary loss of approximately $39,000. This bond has a remaining maturity of approximately 29 years, but can be called at par at their respective five year anniversary. If not called, both bonds reprice every three months at a fixed index above LIBOR. The Corporation has the ability to hold these bonds to their maturity.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $9,695,444 and $10,635,147 at December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements

Note 3.	Loans

A summary of the balances of loans follows:

	2004	2003
	(Dollars in Thousands)
Mortgage loans on real estate:
Construction	$29,270	$21,243
Secured by farmland	965	1,329
Secured by 1 to 4 family residential	136,165	119,116
Other real estate loans	100,757	81,884
Commercial and industrial loans (except those secured by real estate)	24,036	21,070
Consumer installment loans	41,088	41,429
All other loans	9,941	13,033

Total loans	342,222	299,104
Net deferred loan fees	(370)	(217)
Allowance for loan losses	4,060	3,575

Net loans	$337,792	$295,312

Note 4.	Allowance for Loan Losses

Analysis of the allowance for loan losses follows:

	2004	2003	2002
Balance at beginning of year	$3,575,002	$2,909,607	$2,856,743
Provision for loan losses	539,583	784,000	346,250
Recoveries of loans previously charged-off	300,830	160,089	47,918
Loan losses charged-off	(355,094)	(278,694)	(341,304)

Balance at end of year	$4,060,321	$3,575,002	$2,909,607

Notes to Consolidated Financial Statements

Information about impaired loans is as follows:

	2004	2003
Impaired loans for which an allowance has been provided	$432,640	$685,712
Impaired loans for which no allowance has been provided	1,052,276	23,438

Total impaired loans	$1,484,916	$709,150

Allowance provided for impaired loans, included in the allowance for loan losses	$316,722	$50,000

	2004	2003	2002
Average balance in impaired loans	$2,017,005	$749,583	$855,926

Interest income recognized	$—	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from the above impaired loan disclosure under FASB 114 amounted to $61,767, $258,373 and $163,406 at December 31, 2004, 2003 and 2002, respectively. If interest on these loans had been accrued, such income would have approximated $6,159, $7,128 and $6,938 for 2004, 2003 and 2002, respectively. Loans past due 90 days or more and still accruing interest totaled $162,000, $840,000 and $244,000 for 2004, 2003 and 2002, respectively.

Note 5.	Related Party Transactions

In the ordinary course of business, the Corporation has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which amounted to $4,854,747 at December 31, 2004 and $5,227,922 at December 31, 2003. During 2004, total principal additions were $798,883 and total principal payments were $1,172,058.

Notes to Consolidated Financial Statements

Note 6.	Bank Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2004	2003
Land	$2,104,960	$2,104,960
Buildings and improvements	7,888,156	6,563,299
Furniture and equipment	9,170,081	8,545,969
Leasehold improvements	293,564	287,463
Construction in process	82,756	327,556

	19,539,517	17,829,247
Accumulated depreciation and amortization	(11,005,898)	(9,953,823)

	$8,533,619	$7,875,424

Depreciation and amortization expensed for years ended December 31, 2004, 2003 and 2002, totaled $1,091,220, $1,047,748 and $941,787, respectively.

Note 7.	Deposits

The aggregate amount of time deposits, in denominations of $100,000 or more at December 31, 2004 and 2003 was $30,869,239 and $30,129,576, respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$43,254,450
2006	14,232,561
2007	5,109,149
2008	6,772,903
2009	10,843,122

$80,212,185

Overdraft demand deposits totaling $2,577,499 and $3,954,518 were reclassified to loans at December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements

Note 8.	Employee Benefit Plans

The following tables provide a reconciliation of the changes in the defined benefit plan’s obligations and fair value of assets over the three-year period ending December 31, 2004, computed as of October 1st of each respective year:

	2004	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning	$6,275,020	$5,177,305	$4,036,939
Service cost	455,837	371,747	270,440
Interest cost	405,691	360,435	300,755
Actuarial gain loss	730,422	481,228	714,662
Benefits paid	(2,158,626)	(115,695)	(145,491)

Benefit obligation, ending	$5,708,344	$6,275,020	$5,177,305

Change in Plan Assets
Fair value of plan assets, beginning	$4,868,913	$3,684,823	$3,774,469
Actual return on plan assets	665,355	887,791	(379,381)
Employer contributions	—	411,994	435,226
Benefits paid	(2,158,626)	(115,695)	(145,491)

Fair value of plan assets, ending	$3,375,642	$4,868,913	$3,684,823

Funded status	$(2,332,702)	$(1,406,107)	$(1,492,482)
Unrecognized net actuarial loss	1,754,779	1,335,922	1,483,542
Unrecognized net obligation at transition	(132,845)	(151,824)	(170,803)
Unrecognized prior service cost	54,371	62,137	69,903

Accrued benefit cost included in other liabilities	$(656,397)	$(159,872)	$(109,840)

The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$455,837	$371,747	$270,440
Interest cost	405,691	360,435	300,755
Expected return on plan assets	(393,147)	(309,775)	(324,326)
Amortization of prior service cost	7,766	7,766	7,766
Amortization of net obligation at transition	(18,979)	(18,979)	(18,979)
Recognized net actuarial loss	39,357	50,832	—

Net periodic benefit cost	$496,525	$462,026	$235,656

Notes to Consolidated Financial Statements

The assumptions used in the measurement of the Corporation’s benefit obligation are shown in the following table:

	2004	2003	2002
Weighted-Average Assumptions as of December 31
Discount rate	6.0%	6.5%	7.0%
Expected return on plan assets	8.5%	8.5%	9.0%
Rate of compensation increase	5.0%	5.0%	5.0%

The assumptions used in the measurement of the Corporation’s net periodic benefit cost are shown in the following table:

	2004	2003	2002
Weighted-Average Assumptions as of December 31
Discount rate	6.5%	7.0%	7.0%
Expected return on plan assets	8.5%	9.0%	9.0%
Rate of compensation increase	5.0%	5.0%	5.0%

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed especially with respect to real rates of return (net of inflation) – for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience – that may not continue over the measurement period – with higher significance placed on current forecasts of future long-term economic conditions.

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

The Corporation pension plan’s weighted-average asset allocation at September 30, 2004 and 2003, by asset category are as follows:

	2004	2003
Asset Category as of September 30
Mutual Funds - Fixed Income	20.0%	20.0%
Mutual Funds - Equity	80.0%	80.0%

Total	100.0%	100.0%

Notes to Consolidated Financial Statements

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and the funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

The accumulated benefit obligation for the deferred benefit pension plan was $3,133,951, $3,989,306, and $3,258,355 at September 30, 2004, 2003, and 2002, respectively.

The Corporation expects to contribute $1,186,714 to its pension plan in 2005.

The Corporation’s schedule of projected benefit payments is shown in the following table:

Payment Dates	Amount
1/1/2005 - 12/31/2005	$71,676
1/1/2006 - 12/31/2006	81,040
1/1/2007 - 12/31/2007	79,286
1/1/2008 - 12/31/2008	80,442
1/1/2009 - 12/31/2009	103,534
Thereafter	836,524

The Corporation has a defined contribution retirement plan under Code Section 401(k) of the Internal Revenue Service covering employees who have completed 6 months of service and who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 15% of their covered compensation for the year, subject to certain limitations. The Corporation may also make, but is not required to make, a discretionary matching contribution. The amount of this matching contribution, if any, is determined on an annual basis by the Board of Directors. The Corporation made contributions to the plan for the years ended December 31, 2004, 2003 and 2002 of $115,429, $109,130 and $101,265, respectively.

The Corporation has a nonqualified deferred compensation program for a key employee’s retirement, in which the contribution expensed is solely funded by the Corporation. The retirement benefit to be provided is fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $40,716, $159,991, and $26,050 for the years ended December 31, 2004, 2003 and 2002, respectively.

Concurrent with the establishment of the deferred compensation plan, the Corporation purchased life insurance policies on this employee with the Corporation named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation plan. The Corporation has recorded in other assets $911,445 and $876,801 representing cash surrender value of these policies for the years ended December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements

Note 9.	Commitments and Contingent Liabilities

The Fauquier Bank has entered into three long-term banking facility leases. The first lease was entered into on January 31, 1999. The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank’s Sudley Road, Manassas branch. The Bank renewed the lease January 31, 2005. Rent for 2005 is expected to be $54,606.

The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001. The lease provides for an original ten-year term with the right to renew for two additional ten-year periods beginning on June 1, 2001. Annual rent is $37,400 for the first five years and $40,700 annually commencing with the sixth year.

The third lease is for the accounting and finance department facility and was entered into on June 25, 2002. The lease has a term of five years beginning on August 1, 2002. Rent for the first year is $29,890 with annual increases on the anniversary date based on the CPI, with a minimum increase of 3%. Rent for 2005 is expected to be $33,233.

Total rent expense was $129,623, $128,627 and $105,072 for 2004, 2003 and 2002, respectively, and was included in occupancy expense.

The Bank also has five data processing contractual obligations. The contractual expense for the Bank’s primary data processing provider totaled $782,711 and $769,102 for 2004 and 2003, respectively.

The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

2005	$1,060,288
2006	1,092,535
2007	1,104,312
2008	1,120,963
2009	1,096,634
Thereafter	57,658

Total	$5,532,390

As members of the Federal Reserve System, the Corporation’s subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2004 and 2003, the aggregate amounts of daily average required balances were approximately $9,487,000 and $8,036,000, respectively.

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. The Corporation does not anticipate losses as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

Notes to Consolidated Financial Statements

Note 10.	Income Taxes

The components of the net deferred tax assets included in other assets are as follows:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$1,246,683	$1,081,674
Securities available for sale	24,694	—
Accrued pension obligation	223,175	57,479
Interest on nonaccrual loans	27,859	86,837
Accrued vacation	76,934	68,027
SERP obligation	80,093	74,413
Restricted Stock	31,299	57,479
Other	8,500	57,479

	1,719,237	1,368,430

Deferred tax liabilities:
Securities available for sale	—	6,708
Other	886	702
Accumulated depreciation	247,050	222,608

	247,936	230,018

Net deferred tax assets	$1,471,301	$1,138,412

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
	2004	2003	2002
Current tax expense	$2,541,755	$2,110,799	$1,864,972
Deferred tax (benefit)	(301,487)	(289,490)	(123,229)

	$2,240,268	$1,821,309	$1,741,743

The reasons for the difference between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2004	2003	2002
Computed “expected” tax expense	$2,454,274	$2,093,434	$1,928,330
Decrease in income taxes resulting from:
Tax-exempt interest income	(216,670)	(238,734)	(141,582)
Other	2,664	(33,391)	(45,005)

	$2,240,268	$1,821,309	$1,741,743

Notes to Consolidated Financial Statements

Note 11.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders. Weighted average number of shares for all periods reported has been restated to give effect to the 100% stock dividend in May 2002. There was no anti-dilutive effect in 2004, 2003 and 2002.

	2004		2003		2002
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3,329,367	$1.49	3,308,124	$1.31	3,312,084	$1.18

Effect of dilutive securities, stock options	179,665		172,464		148,044

Diluted earnings per share	3,509,032	$1.41	3,480,588	$1.24	3,460,128	$1.14

Note 12.	Stock Option Plans

Omnibus Stock Ownership and Long-Term Incentive Plan

In 1998, the Corporation adopted an incentive stock option plan under which stock options, stock appreciation rights, restricted stock and long-term performance unit awards may be granted to certain key employees for purchase of the Corporation’s stock. The effective date of the plan was April 21, 1998 with a ten-year term. The plan reserves for issuance 400,000 shares of the Corporation’s common stock. The plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Corporation and are awarded an incentive stock option, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The plan was amended and restated effective January 1, 2000, to include non-employee directors and added an additional 180,000 shares to be available to directors. The plan provides for awards to non-employee directors at the discretion of the Compensation and Benefits Committee. Options that are not exercisable at the time a director’s services on the Board terminates for reason other than death, disability or retirement in accordance with the Corporation’s policy will be forfeited.

Notes to Consolidated Financial Statements

Director Compensation Plans

The Corporation previously has issued stock options to non-employee directors under its Non-Employee Director Stock Option Plans, which expired in 1999. Under that plan, each non-employee director of the Corporation or its subsidiary received an option grant covering 2,240 shares of Corporation common stock on April 1 of each year during the five-year term of the plan. The first grant under the plan was made on May 1, 1995. The exercise price of awards was fixed at the fair market value of the shares on the date the option was granted. During the term of the plan, a total of 120,960 options for shares of common stock were granted. Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors.

During 2004, the Corporation adopted a restricted stock grant agreement pursuant to the Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long-Term Incentive Plan which allow executive officers and directors to increase their personal financial interest in the Corporation. As permitted under the plan, the Corporation awarded 8,969 shares of restricted stock to executive officers and 3,588 shares of restricted stock to directors on February 19, 2004.

The restricted shares are accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on one-third of the shares lapse on the anniversary of the date the restricted shares were awarded over the next three years. Amortization of unearned compensation amounted to $92,054 in 2004.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

December 31,
2002
Dividend yield	2.84%
Expected life	10 years
Expected volatility	30.82%
Risk-free interest rate	5.54%

The Corporation did not grant options in 2004 and 2003.

A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Director Compensation Plan is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	338,382	$8.85	367,556	$8.78	342,224	$8.22
Granted	—	—	—	—	52,130	12.85
Exercised	(95,297)	8.07	(29,174)	7.93	(26,798)	9.23
Forfeited	(6,619)	10.95	—	—	—	—

Outstanding at December 31	236,466	$9.11	338,382	$8.85	367,556	$8.78

Exercisable at end of year	218,196		255,606		233,778
Weighted-average fair value per option of options granted during the year	—		$—		$6.28

Notes to Consolidated Financial Statements

The status of the options outstanding as of December 31, 2004 for the Omnibus Stock Ownership and Long-Term Incentive and Director Compensation Plans is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
0.33 years	6,720	$4.38	6,720	$4.38
1.25 years	12,200	5.06	12,200	5.06
2.25 years	17,920	6.25	17,920	6.25
3.25 years	22,400	10.00	22,400	10.00
3.66 years	5,114	10.50	5,114	10.50
4.25 years	21,900	9.75	21,900	9.75
4.66 years	23,082	9.50	23,082	9.50
5.60 years	42,244	8.13	42,244	8.13
6.88 years	40,884	8.07	40,884	8.07
7.08 years	18,270	12.70	—	—
7.08 years	25,732	13.00	25,732	13.00

	236,466	$9.11	218,196	$8.80

The Corporation also maintains a Director Deferred Compensation Plan (the “Deferred Compensation Plan”). This plan provides that any non-employee director of the Corporation or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Corporation’s common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Corporation’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.

Note 13. Federal Home Loan Bank Advances and Other Borrowings

The Corporation’s fixed-rate debt of $15,000,000 at December 31, 2004 and $20,000,000 at December 31, 2003 matures through 2008. At December 31, 2004 and 2003, the interest rates ranged from 1.25 percent to 4.89 percent and from 1.32 percent to 4.89 percent, respectively. At December 31, 2004 and 2003, the weighted average interest rates were 4.64 percent and 3.81 percent, respectively.

Notes to Consolidated Financial Statements

Advances on the line are secured by all of the Corporation’s first lien loans on one-to-four unit single-family dwellings. As of December 31, 2004 and 2003, the book value of eligible loans totaled approximately $100,823,395 and $110,442,867, respectively. The amount of the available credit is limited to seventy-five percent of qualifying collateral. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The Bank has an available line of credit with the Federal Home Loan Bank of Atlanta (FHLB) with a borrowing limit of approximately $127.4 million at December 31, 2004 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling $38.2 million. At December 31, 2004, $15.0 million of the FHLB line of credit and no federal funds purchased lines of credit were in use.

The contractual maturities of FHLB advances are as follows:

	2004	2003

Due in 2004	$—	$5,000,000
Due in 2006	10,000,000	10,000,000
Due in 2008	5,000,000	5,000,000

	$15,000,000	$20,000,000

Note 14. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2003, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $7,297,034.

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

The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Notes to Consolidated Financial Statements

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$76,295,000	$70,158,000
Standby letters of credit	6,660,000	6,192,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation, is based on management’s credit evaluation of the customer.

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

Note 16. Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amounts of cash and short-term instruments approximate fair value.

Notes to Consolidated Financial Statements

Securities

For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair values are based on quoted market prices for similar securities.

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

Federal Home Loan Bank Advances

The fair values of the Corporation’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Notes to Consolidated Financial Statements

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2004 and 2003, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Corporation’s financial instruments are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Thousands)		(Thousands)
Financial assets:
Cash and short-term investments	$9,058	$9,058	$11,950	$11,950
Federal funds sold	109	109	—	—
Securities	58,595	58,595	52,386	52,386
Loans, net	337,792	334,354	295,312	293,470
Accrued interest receivable	1,507	1,507	1,233	1,233

Financial liabilities:
Deposits	$374,656	$357,629	$321,129	$271,663
FHLB advances	15,000	15,077	20,000	20,413
Federal funds purchased	—	—	2,000	2,000
Company obligated manditorily redeemable capital securities	4,124	4,430	4,000	3,023
Accrued interest payable	471	471	394	394

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

Notes to Consolidated Financial Statements

Note 17. Other Operating Expenses

The principal components of “Other operating expenses” in the Consolidated Statements of Income are:

	2004	2003	2002
Advertising and business development	$334,112	$237,600	$418,305
Bank card	262,752	545,313	464,477
Data processing	947,377	887,627	859,522
Postage and supplies	364,226	366,245	387,825
Professional and consulting fees	828,208	564,014	717,899
Other (no items exceed 1% of total revenue)	2,204,474	2,085,959	1,783,751

	$4,941,149	$4,686,758	$4,631,779

Note 18. Concentration Risk

The Corporation maintains its cash accounts in several correspondent banks. The total amount by which cash on deposit in those banks exceeds the federally insured limits is $350,340 at December 31, 2004.

Note 19. Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Notes to Consolidated Financial Statements

The Corporation’s and Subsidiary’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.

					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amount in Thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$39,939	12.1%	$26,414	8.0%	N/A	N/A
The Fauquier Bank	$39,018	11.8%	$26,414	8.0%	$33,017	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$35,879	10.9%	$13,207	4.0%	N/A	N/A
The Fauquier Bank	$34,958	10.6%	$13,207	4.0%	$19,810	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$35,879	8.3%	$17,291	4.0%	N/A	N/A
The Fauquier Bank	$34,958	8.1%	$17,291	4.0%	$21,613	5.0%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$35,850	12.8%	$22,474	8.0%	N/A	N/A
The Fauquier Bank	$35,738	12.7%	$22,468	8.0%	$28,085	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$32,339	11.5%	$11,237	4.0%	N/A	N/A
The Fauquier Bank	$32,227	11.5%	$11,234	4.0%	$16,851	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$32,339	8.6%	$15,072	4.0%	N/A	N/A
The Fauquier Bank	$32,227	8.6%	$15,071	4.0%	$18,839	5.0%

Notes to Consolidated Financial Statements

Note 20. Company-Obligated Mandatorily Redeemable Capital Securities

On March 11, 2002, Fauquier Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On March 26, 2002, $4 million of trust preferred securities were issued through a pooled underwriting totaling approximately $564 million. The securities have a LIBOR-indexed floating rate of interest. During 2003, the interest rates ranged from 4.61% to 5.00%. At December 31, 2004 the weighted-average interest rate was 5.16%. The securities have a mandatory redemption date of March 26, 2032, and are subject to varying call provisions beginning March 27, 2007. The principal asset of the Trust is $4.1 million of the Corporation’s junior subordinate debt securities with the like maturities and like interest rates to the Capital Securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Corporation with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations with respect to the Capital Securities.

Subject to certain exception and limitations, the Corporation may elect from time to time to defer interest payment on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

Notes to Consolidated Financial Statements

Note 21. Parent Corporation Only Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Balance Sheets
December 31, 2004 and 2003

	December 31,
	2004	2003
Assets

Cash on deposit with subsidiary bank	$776,329	$295,608
Investment in subsidiaries, at cost, plus equity in undistributed net income	35,035,724	32,391,802
Dividend receivable	508,887	430,590
Other assets	246,876	155,247

	$36,567,816	$33,273,247

Liabilities and Shareholders’ Equity

Liabilities
Company-obligated mandatorily redeemable capital securities	4,124,000	$4,124,000
Dividend payable	508,887	430,590
Other liabilities	43,865	255,872

	4,676,752	4,810,462

Shareholders’ Equity
Common stock	10,618,775	10,367,280
Retained earnings, which are substantially distributed earnings of subsidiaries	21,320,223	18,082,684
Accumulated other comprehensive income (loss)	(47,934)	12,821

	31,891,064	28,462,785

Total liabilities and shareholders’ equity	$36,567,816	$33,273,247

36

Notes to Consolidated Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Income
For Each of the Three Years in the Period Ended December 31, 2004

	2004	2003	2002
Revenue,
dividends from subsidiaries	$2,641,904	$1,888,130	$2,277,687

Expenses
Interest expense	206,274	194,897	170,379
Legal and professional fees	152,421	46,129	101,073
Directors’ fees	76,863	30,544	53,010
Miscellaneous	122,619	73,303	76,889

Total expenses	558,177	344,873	401,351

Income before income tax benefit and equity in undistributed net income of subsidiaries	2,083,727	1,543,257	1,876,336

Income tax benefit	(189,780)	(117,257)	(136,459)

Income before equity in undistributed net income of subsidiaries	2,273,507	1,660,514	2,012,795

Equity in undistributed net income of subsidiaries	2,704,677	2,675,336	1,917,021

Net income	$4,978,184	$4,335,850	$3,929,816

37

Notes to Consolidated Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2004

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$4,978,184	$4,335,850	$3,929,816
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(2,704,677)	(2,675,336)	(1,917,021)
Increase in undistributed dividends receivable from subsidiaries	(78,297)	(67,143)	(45,091)
Tax benefit of nonqualified options exercised	(148,473)	(64,307)	(17,114)
Amortization of unearned compensation	92,054	—	—
Decrease in other assets	56,844	32,007	254,822
Increase (decrease) in other liabilities	(212,007)	67,318	19,372

Net cash provided by operating activities	1,983,628	1,628,389	2,224,784

Cash Flows from Financing Activities
Proceeds from issuance of capital securities	—	—	4,124,000
Contribution of capital to subsidiaries	—	—	(4,124,000)
Cash dividends paid	(1,793,607)	(1,520,987)	(1,310,949)
Issuance of common stock	987,531	295,697	307,520
Acquisition of common stock	(696,831)	(354,486)	(1,050,524)

Net cash (used in) financing activities	(1,502,907)	(1,579,776)	(2,053,953)

Increase in cash and cash equivalents	480,721	48,613	170,831

Cash and Cash Equivalents
Beginning	295,608	246,995	76,164

Ending	$776,329	$295,608	$246,995

38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Bankshares maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including Bankshares’ chief executive officer and chief executive officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of Bankshares’ chief executive officer and chief executive officer, evaluated the effectiveness of the design and operation of Bankshares’ disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Bankshares’ chief executive officer and chief executive officer concluded that Bankshares’ disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by Bankshares in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Bankshares’ disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company or its subsidiary to disclose material information otherwise required to be set forth in Bankshares’ periodic reports.

Bankshares’ management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes in Bankshares’ internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Bankshares’ executive officers is provided in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” All other information concerning Bankshares required by this item is contained in Bankshares’ definitive proxy statement for the 2005 annual meeting of shareholders to be held on May 17, 2005 (the “2005 proxy statement”) under the captions “Election of Class III Directors,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Bankshares has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of Bankshares and TFB. A copy of this Code was attached hereto as Exhibit 14 to Bankshares’ Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive and directors compensation is contained in Bankshares’ 2005 proxy statement under the captions “Compensation of Management” and “Report of the Compensation and Benefits Committees on Executive Compensation” and is incorporated herein by reference. The information in the 2005 proxy statement under the caption “Stock Performance” is also incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding security ownership required by this item is contained in Bankshares’ 2005 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2004 with respect to compensation plans under which equity securities of Bankshares are authorized for issuance:

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted –average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	155,326	$9.74	283,089	(1)
Equity compensation plans not approved by security holders	81,140	$7.90	87,072	(2)
Total	236,466	$9.11	370,161

(1)     Includes 283,089 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Omnibus Stock Ownership and Long Term Incentive Plan.

(2)      Includes no shares available to be granted under the Non-Employee Director Stock Option Plan and 87,072 shares available to be granted under the Director Deferred Compensation Plan.

For additional information concerning the material features of Bankshares’ equity compensation plans, including the Non-Employee Directors Stock Option Plan and Director Deferred Compensation Plan which have not been approved by the shareholders, please see Note 12 of our Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in Bankshares’ 2005 proxy statement under the caption “Related Party Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is contained in Bankshares’ 2005 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) - Financial Statements

The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

Independent Registered Public Accounting Firm’s Report on the Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets - December 31, 2004 and December 31, 2003

Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity - December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements - Years ended December 31, 2004, 2003 and 2002

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

10.1*	Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, as amended and restated effective January 1, 2000, incorporated by reference to Exhibit 4.B to Form S-8 filed October 15, 2002.

10.1.1*	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2*	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.2*	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.3*	Fauquier Bankshares, Inc. Non-Employee Director Stock Option Plan, effective April 1, 1995, incorporated by reference to Exhibit 4.A to Form S-8 filed October 15, 2002.

10.4*	Change of Control Agreement, dated June 13, 1997, between Fauquier Bankshares, Inc. and C. Hunton Tiffany, incorporated by reference to Exhibit 10.4 to Form 10-K filed March 25, 2003.

10.8*	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.

10.10*	Executive Supplemental Retirement Plan Agreement, dated August 20, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 25, 2003.

10.11*	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated August 10, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 25, 2003.

10.12*	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated November 26, 1996, between The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.12 to Form 10-K filed March 25, 2003.

10.13*	Form of the Executive Survivor Income Agreement, dated on or about May 9, 2003, between The Fauquier Bank and each of C. Hunton Tiffany, Randy K. Ferrell, Eric P. Graap, incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 14, 2003.

10.14*	Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell.

10.15*	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2005.

10.16*	Base Salaries for Named Executive Officers.

10.17*	Directors’ Compensation.

10.18*	Description of Management Incentive Plan.

10.19*	Description of Employment Agreement with C. Hunton Tiffany.

10.20*	Description of Employment Agreement with C.H. Lawrence, Jr.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-K filed March 30, 2004.

21	Subsidiaries of the Registrant, incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

23.2	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

* Denotes management contract.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
        (Registrant)

/s/ Randy K. Ferrell

Randy K. Ferrell
President and Chief Executive Officer
Dated: March 17, 2005

/s/ Eric P. Graap

Eric P. Graap
Senior Vice President and Chief Financial Officer
Dated: March 17, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. Hunton Tiffany	Chairman	March 17, 2005
Director
C. Hunton Tiffany

/s/ Randy K. Ferrell	President and Chief Executive Officer,	March 17, 2005
Director
Randy K. Ferrell

/s/ Eric P. Graap	Senior Vice President and Chief Financial	March 17, 2005
Officer
Eric P. Graap	(principal financial and accounting officer)

/s/ John B. Adams, Jr.	Vice Chairman, Director	March 17, 2005

John B. Adams, Jr

/s/ Alexander G. Green, Jr.	Director	March 17, 2005

Alexander G. Green, Jr.

/s/ Stanley C. Haworth	Director	March 17, 2005

Stanley C. Haworth

/s/ John J. Norman, Jr	Director	March 17, 2005

John J. Norman, Jr.

/s/ Douglas C. Larson	Director	March 17, 2005

Douglas C. Larson

/s/ C.H. Lawrence, Jr	Director	March 17, 2005

C.H. Lawrence, Jr.

/s/ D. Harcourt Lees, Jr.	Director	March 17, 2005

D. Harcourt Lees, Jr.

/s/ Randolph T. Minter	Director	March 17, 2005

Randolph T. Minter

/s/ B.S. Montgomery	Director	March 17, 2005

B.S. Montgomery

/s/ H.P. Neale	Director	March 17, 2005

H.P. Neale

/s/ Pat H. Nevill	Director	March 17, 2005

Pat H. Nevill

/s/ H. Frances Stringfellow	Director	March 17, 2005

H. Frances Stringfellow

41