Form 10-Q
period 2005-03-31
FAUQUIER BANKSHARES INC
filed 2005-05-13
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of May 5, 2005, the latest practicable date for determination, 3,434,849 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

FAUQUIER BANKSHARES, INC.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$16,581,247	$8,944,590
Interest-bearing deposits in other banks	138,755	112,984
Federal funds sold	7,292,000	109,000
Securities, at fair value	55,561,849	58,594,905
Loans, net of allowance for loan losses of $4,126,422 in 2005 and $4,060,321 in 2004	344,010,362	337,791,782
Bank premises and equipment, net	8,408,479	8,533,619
Accrued interest receivable	1,520,526	1,507,391
Other assets	13,926,369	13,604,948

Total assets	$447,439,587	$429,199,219

Liabilities
Deposits:
Noninterest-bearing	$90,438,227	$79,222,524
Interest-bearing	295,180,459	295,433,173

Total deposits	$385,618,686	$374,655,697
Federal funds purchased	—	—
Dividends payable	—	508,887
Federal Home Loan Bank advances	23,000,000	15,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	2,162,992	3,019,571
Commitments and contingent liabilities	—	—

Total liabilities	$414,905,678	$397,308,155

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding, 2005, 3,433,408 shares; 2004, 3,392,580 shares	10,746,567	10,618,775
Retained earnings	22,349,195	21,320,223
Accumulated other comprehensive income(loss), net	(561,853)	(47,934)

Total shareholders’ equity	$32,533,909	$31,891,064

Total liabilities and shareholders’ equity	$447,439,587	$429,199,219

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Interest Income
Interest and fees on loans	$5,329,831	$4,724,872
Interest and dividends on securities available for sale:
Taxable interest income	506,745	344,797
Interest income exempt from federal income taxes	13,082	14,448
Dividends	26,731	16,022
Interest on federal funds sold	7,151	21
Interest on deposits in other banks	1,521	6,727

Total interest income	5,885,061	5,106,887

Interest Expense
Interest on deposits	1,039,386	731,654
Interest on federal funds purchased	25,430	31,319
Interest on Federal Home Loan Bank advances	203,538	210,880
Distribution on capital securities of subsidiary trust	61,788	48,230

Total interest expense	1,330,142	1,022,083

Net interest income	4,554,919	4,084,804

Provision for loan losses	125,000	154,167

Net interest income after provision for loan losses	4,429,919	3,930,637

Other income
Wealth management income	317,701	324,689
Service charges on deposit accounts	641,125	598,604
Other service charges, commissions and fees	295,617	334,454
Other operating income	7,969	730

Total other income	1,262,412	1,258,477

Other Expenses
Salaries and benefits	2,057,922	1,887,032
Net occupancy expense of premises	233,070	211,764
Furniture and equipment	317,287	299,392
Other operating expenses	1,211,212	1,278,955

Total other expenses	3,819,491	3,677,143

Income before income taxes	1,872,840	1,511,971

Income tax expense	562,572	442,034

Net Income	$1,310,268	$1,069,937

Earnings per Share, basic	$0.38	$0.32

Earnings per Share, assuming dilution	$0.37	$0.30

Dividends per Share	$0.15	$0.13

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2005 and 2004

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2003	$10,367,280	$18,082,684	$12,821		$28,462,785
Comprehensive income:
Net income	—	1,069,937	—	$1,069,937	1,069,937
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale, net of deferred income taxes of $141,758	—	—	275,177	275,177	275,177

Total comprehensive income	—	—	—	$1,345,114	—

Cash dividends ($.13 per share)	—	(431,248)	—		(431,248)
Acquisition of 11,400 shares of common stock	(35,682)	(229,062)	—		(264,744)
Net issuance of restricted stock, stock incentive plan (12,557 shares)	39,304	274,622	—		313,926
Unearned compensation on restricted stock		(313,925)			(313,925)
Amortization of unearned compensation, restricted stock awards		12,181			12,181
Exercise of stock options	12,213	19,510	—		31,723

Balance, March 31, 2004	$10,383,115	$18,484,699	$287,998		$29,155,812

Balance, December 31, 2004	$10,618,775	$21,320,223	$(47,934)		31,891,064
Comprehensive income:
Net income	—	1,310,268	—	$1,310,268	1,310,268
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $265,746	—	—	(513,919)	(513,919)	(513,919)

Total comprehensive income	—	—	—	$796,349	—

Cash dividends ($.15 per share)	—	(515,011)	—		(515,011)
Restricted stock forfeiture	(3,506)	(24,494)	—		(28,000)
Net issuance of restricted stock, stock incentive plan (10,045 shares)	31,441	218,077	—		249,518
Unearned compensation on restricted stock		(249,518)			(249,518)
Amortization of unearned compensation, restricted stock awards		98,127			98,127
Issuance of common stock	4,301	29,658	—		33,959
Exercise of stock options	95,556	161,865	—		257,421

Balance, March 31, 2005	$10,746,567	$22,349,195	$(561,853)		$32,533,909

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities
Net income	$1,310,268	$1,069,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294,362	269,189
Provision for loan losses	125,000	154,167
(Gain) on sale of premises and equipment	—	(485)
Amortization of security premiums, net	19,930	107,202
Amortization of unearned compensation	98,127	—
Changes in assets and liabilities:
(Increase) in other assets	(69,810)	(77,259)
(Decrease) in other liabilities	(856,579)	(231,030)

Net cash provided by operating activities	921,298	1,291,721

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	2,850,255	5,237,204
Purchase of securities available for sale	(255,794)	(500,000)
Proceeds from sale of premises and equipment	—	485
Purchase of premises and equipment	(169,222)	(626,193)
Purchase of other investment	(360,000)	—
Net (increase) in loans	(6,343,580)	(13,944,478)

Net cash (used in) investing activities	(4,278,341)	(9,832,982)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	5,120,612	16,780,794
Net increase in certificates of deposit	5,842,377	2,154,021
Proceeds from issuance of capital securities
Federal Home Loan Bank advances	8,000,000	9,000,000
Federal Home Loan Bank principal repayments	—	(2,000,000)
Cash dividends paid	(1,023,898)	(430,590)
Issuance of common stock	291,380	43,905
Acquisition of common stock	(28,000)	(264,744)

Net cash provided by financing activities	18,202,471	25,283,386

Increase (decrease) in cash and cash equivalents	14,845,428	16,742,125

Cash and Cash Equivalents
Beginning	9,166,574	11,950,429

Ending	$24,012,002	$28,692,554

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,291,297	$1,019,052

Income taxes	$—	$—

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net	$(779,665)	$416,935

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	General

The consolidated statements include the accounts of Fauquier Bankshares, Inc. (the Corporation, Bankshares) and its wholly-owned subsidiaries, Fauquier Statutory Trust I (Trust I) and The Fauquier Bank (the Bank), of which Fauquier Services, Inc. is its sole subsidiary. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results expected for the full year.

2.	Securities

The amortized cost of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	March 31, 2005

Obligations of U.S. Government corporations and agencies	$46,734,939	$18,526	$(796,228)	$45,957,237
Obligations of states and political subdivisions	961,652	52,938	—	1,014,590
Corporate Bonds	6,000,000	—	(101,100)	5,898,900
Mutual Funds	259,638	—	(4,429)	255,209
FHLMC Preferred Bank stock	441,000	—	(21,000)	420,000
Restricted investments:
Federal Home Loan Bank stock	1,791,800	—	—	1,791,800
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
The Bankers Bank Stock	102,113	—	—	102,113

	$56,413,142	$71,464	$(922,757)	$55,561,849

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		December 31, 2004

Obligations of U.S. Government corporations and agencies	$49,352,582	$175,475	$(238,296)	$49,289,761
Obligations of states and political subdivisions	961,515	60,037	—	1,021,552
Corporate Bonds	6,000,000	—	(68,750)	5,931,250
Mutual Funds	256,524		(1,095)	255,429
FHLMC Preferred Bank stock	441,000	—	—	441,000
Restricted investments:
Federal Home Loan Bank stock	1,431,800	—	—	1,431,800
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
The Bankers Bank Stock	102,113	—	—	102,113

	$58,667,534	$235,512	$(308,141)	$58,594,905

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2005
	Amortized	Fair
	Cost	Value
Due in one year or less	$654	$660
Due after one year through five years	20,955,541	20,543,995
Due after five years through ten years	3,889,497	3,804,209
Due after ten years	28,850,899	28,521,863
Equity securities	2,716,551	2,691,122

	$56,413,142	$55,561,849

The following table shows the Corporation’s investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. government corporations and agencies	$42,560,365	$(760,654)	$1,838,724	$(35,574)	$44,399,089	$(796,228)
Corporate bonds	4,941,400	(58,600)	957,500	(42,500)	5,898,900	(101,100)

Subtotal, debt securities	47,501,765	(819,254)	2,796,224	(78,074)	50,297,989	(897,328)
Preferred Stock	441,000	(21,000)			441,000	(21,000)
Mutual Fund	259,638	(4,429)	—	—	259,638	(4,429)

Total temporary impaired securities	$48,202,403	$(844,683)	$2,796,224	$(78,074)	$50,998,627	$(922,757)

The nature of the securities which are temporarily impaired for a continuous 12 months or more can be segmented into two groups. The first group consists of two Federal Agency bonds totaling $1.8 million with a temporary loss of approximately $35,574. Both bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors. These bonds have estimated maturity dates of five months and 47 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Corporation has the ability to hold these bonds to their maturity.

The second group consists of one corporate bond, rated A2 by Moody’s, totaling $1.0 million with a temporary loss of approximately $42,500. This bond has a remaining maturity of approximately 29 years, but can be called at par on its five year anniversary. If not called, the bond reprices, every three months at a fixed index above LIBOR. The Corporation has the ability to hold this bond to its maturity.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $9,364,247 and $9,695,444 at March 31, 2005 and December 31, 2004, respectively.

3.	Loans

A summary of the balances of loans follows:

	March 31,	December 31,
	2005	2004
	(Thousands)
Real estate loans:
Construction	$28,867	$29,270
Secured by farmland	564	965
Secured by 1-4 family residential	140,653	136,165
Other real estate loans	97,631	100,757
Commercial and industrial loans (except those secured by real estate)	31,953	24,036
Consumer installment loans	39,683	41,088
All other loans	9,235	9,941

Total loans	$348,586	$342,222
Unearned income	(450)	(370)
Allowance for loan losses	4,126	4,060

Net loans	$344,010	$337,792

Analysis of the allowance for loan losses follows:

	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
	2005	2004	2004
Balance at beginning of period	$4,060,321	$3,575,002	$3,575,002
Provision charged to operating expense	125,000	154,167	539,583
Recoveries added to the allowance	15,173	6,283	300,830
Loan losses charged to the allowance	(74,072)	(30,790)	(355,094)

Balance at end of period	$4,126,422	$3,704,662	$4,060,321

Non-performing assets consist of the following:

	March 31,	December 31,
	2005	2004
	(Thousands)
Nonaccrual loans	$200	$62
Restructured loans	—	—

Total non-performing loans	200	62
Foreclosed property	178	121

Total non-performing assets	$378	$183

Total loans past due 90 days or more and still accruing interest totaled $271,000 on March 31, 2005 and $162,000 on December 31, 2004, respectively.

4.	Company-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust

On March 26, 2002, Bankshares’ wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities (“Capital Securities”) in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Bankshares’ Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (“Subordinated Debentures”). Both the Capital Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of the Bankshares and are junior in right of payment to all present and future senior indebtedness of the Bankshares. The Capital Securities are guaranteed by the Bankshares on a subordinated basis.

The Capital Securities are presented in the consolidated balance sheets of the Bankshares under the caption “Company-Obligated Mandatorily Redeemable Capital Securities.” Bankshares records distributions payable on the Capital Securities as an Interest Expense in its consolidated statements of income. The cost of issuance of the Capital Securities was approximately $128,000. This cost is being amortized over a five year period from the issue date.

5.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

	Three Months		Three Months
	Ended		Ended
	March 31, 2005		March 31, 2004
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,404,113	$0.38	3,317,289	$0.32

Effect of dilutive securities, stock options	130,153		209,869

Diluted earnings per share	3,534,266	$0.37	3,527,158	$0.30

6.	Stock-Based Compensation

At March 31, 2005, the Corporation has a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for Bankshares had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been applied to stock-based compensation.

	March 31,	March 31,
	2005	2004
Net income, as reported	$1,310,268	$1,069,937
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(13,815)	(21,097)

Pro forma net income	$1,296,453	$1,048,840

Earnings per share:
Basic — as reported	$0.38	$0.32

Basic — pro forma	$0.38	$0.32

Diluted — as reported	$0.37	$0.30

Diluted — pro forma	$0.37	$0.30

7.	Employee Benefit Plan

The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the periods ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
Service cost	$143,620	$113,959
Interest cost	85,120	101,423
Expected return on plan assets	(75,429)	(98,287)
Amortization of transition obligation/(asset)	(4,745)	(4,745)
Amortization of prior service cost	1,942	1,942
Recognized net actuarial (gain)/loss	15,578	9,839

Net periodic benefit cost	$166,086	$124,131

The Corporation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1,186,714 to its pension plan in 2005. As of March 31, 2005, contributions totaling $1,186,714 have been made. The Corporation presently anticipates no additional contributions to fund its pension plan in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of management, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in:

•	interest rates,

•	general economic conditions,

•	the legislative/regulatory climate,

•	monetary and fiscal policies of the U.S. Government, including the policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System,

•	the quality or composition of The Fauquier Bank’s (“TFB”) loan or investment portfolios,

•	competition,

•	demand for financial products and services in our market area,

•	accounting principles, policies and guidelines.

These risks and uncertainties should be considered in evaluating forward-looking statements in this report, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

GENERAL

Fauquier Bankshares, Inc. (“Bankshares”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. Bankshares is a registered bank holding company and owns all of the voting shares of TFB, a Virginia state-chartered bank that commenced operations in 1902. Bankshares engages in its business through TFB, and has no significant operations other than owning the stock of TFB. Bankshares had issued and outstanding 3,433,408 shares of common stock, par value $3.13 per share, held by approximately 389 holders of record on March 31, 2005.

TFB has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, New Baltimore, Sudley Road-Manassas, Old Town-Manassas and Bealeton. The executive offices of Bankshares and the main office of TFB are located at 10 Courthouse Square, Warrenton, Virginia 20186. During the March 2005 quarter, TFB signed a lease for its ninth full service branch in Haymarket, Virginia, scheduled to open in 2006. TFB’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.

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

TFB operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to TFB in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. TFB, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Investments Group, LLC, a full service broker/dealer. Bankers Insurance consists of a consortium of 61 Virginia community bank owners, and Bankers Investments Group is owned by 32 Virginia community banks.

The revenues of TFB are derived primarily from interest and fees earned on real estate and other loans; interest and dividends from investment and mortgage-backed securities; and fees on deposit products and WMS services. The principal sources of funds for TFB’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta and other banks. The principal expenses of TFB are the interest paid on deposits and borrowings, and operating and general administrative expenses. As is the case with banking institutions generally, TFB’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, TFB is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission (“SCC”). Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. TFB faces strong competition in the attraction of deposits, its primary source of lendable funds, and in the origination of loans.

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

Net income of $1.31 million for the quarter ended March 31, 2005 was a 22.5% increase from the March 2004 quarter net income of $1.07 million. The net income results were consistent with management’s internal projections. Bankshares and TFB have continued to experience growth across all of the primary operating businesses; specifically, commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. During the first quarter of 2003, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. The result of this effort has been an 11.3% and 36.9% increase in net loan outstandings from March 31, 2004 to March 31, 2005, and March 31, 2003 to March 31, 2004, respectively. Total deposits increased 13.4% and 20.8% from March 31, 2004 to March 31, 2005, and March 31, 2003 to March 31, 2004, respectively. WMS assets under management grew to $241.6 million, or an increase of 10%, from March 31, 2004 to March 31, 2005, and 39% from March 31, 2003 to March 31, 2004.

Management continues the expansion of its branch network into western Prince William County, having signed a lease for a full service branch in Haymarket, Virginia, scheduled to open in 2006. Additionally, TFB seeks to add to its branch network in western Prince William County, as well as Fauquier County, looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its current marketplace. During the March 2005 quarter, the structure of the WMS division was realigned to better serve customers’ trust, asset management and investment needs.

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

NET INCOME. Net income for the three months ended March 31, 2005 was $1.31 million or $0.37 per diluted share compared with $1.07 million or $0.30 per diluted share for the three months ended March 31, 2004. The $240,000 or 22.5% increase in net income for the quarter was fundamentally in-line with management expectations.

NET INTEREST INCOME. Net interest income increased $470,000 or 11.5% to $4.55 million for the three months ended March 31, 2005 compared with $4.08 million for the three months ended March 31, 2004. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. The net interest margin, computed on a tax equivalent basis, for the March 2005 quarter was 4.57%, compared with 4.55% for the same quarter one year earlier. Average interest-earning assets grew 11.8% to $404.9 million for the first quarter of 2005 compared with $362.2 million for the first quarter of 2004. The yield on average interest-earning assets was 5.90% for the March 2005 quarter compared with 5.67% for the March 2004 quarter. Total interest income increased $778,000 or 15.2% to $5.89 million for the three months ended March 31, 2005, compared with $5.11 million for the three months ended March 31, 2004, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities increased $171,000 or 44.7%. Investment securities averaged $57.3 million for the first quarter of 2005 compared with $50.8 million for the same quarter one year earlier. The yield on investment securities was 3.87% on a tax equivalent basis for the first quarter of 2005, compared with 3.07% for the first quarter of 2004. Interest and fees on loans increased $605,000 or 12.8% to $5.33 million for the March 2005 quarter compared with the same quarter one year earlier. Average loans outstanding totaled $346.5 million and earned 6.22% on a tax-equivalent basis for the quarter ended March 31, 2005, compared with $304.2 million and 6.23%, respectively, for the quarter ended March 31, 2004.

Total interest expense increased $308,000 or 30.1% to $1.33 million for the three months ended March 31, 2005 from $1.02 million for the three months ended March 31, 2004. Average interest-bearing liabilities grew 10.5% to $321.9 million for the first quarter of 2005 compared with $291.4 million for the first quarter of 2004, while the average cost on interest-bearing liabilities increased to 1.67% from 1.40% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rate environment, as well as the growth in the high balance, premium interest rate NOW account product first offered in March 2003. The average balance for the premium interest rate NOW account was $47.4 million with an average cost of 2.21% for the three months ending March 31, 2005, compared with $10.2 million with an average cost of 2.24% for the same three months in 2004. Average certificates of deposit balances for the first quarter of 2005 were $81.5 million at an average cost of 2.77%, compared with $77.6 million at an average cost of 2.47% for the same quarter one year earlier. Interest-bearing NOW account deposits averaged $59.6 million at an average cost of 0.13% for the March 2005 quarter, compared with $55.1 million at an average cost of 0.15% for the March 2004 quarter. Interest-bearing money market deposits averaged $64.1 million at an average cost of 1.08% for the quarter ended March 31, 2005, compared with $67.7 million at an average cost of 0.82% for the same quarter one year earlier. Savings account deposits averaged $42.5 million at an average cost of 0.34% for the March 2005 quarter, compared with $40.3 million at an average cost of 0.37% for the March 2004 quarter. Average FHLB of Atlanta advances were $18.7 million at an average cost of 4.35% for the first quarter of 2005, and $26.2 million at an average cost of 3.19% one year earlier.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from nonperforming assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2005 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in TFB’s net interest margin resulting from competitive market conditions. Additionally, TFB’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and decrease if market interest rates fall, all other things being equal. The specific nature of TFB’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of TFB’s deposit base structure. During the first quarter of 2005, demand deposits, non-premium interest rate NOW accounts, and savings deposits averaged 22.2%, 15.7%, and 11.2% of total average deposits, respectively, while the more interest-rate sensitive time certificates of deposit and premium interest rate NOW account averaged 21.5 and 12.5% of total average deposits, respectively.

The following table sets forth information relating to Bankshares’ average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three month periods ended March 31, 2005 and 2004. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	3 Months Ending March 31, 2005			3 Months Ending March 31, 2004
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$339,099	$5,244	6.20%	$294,335	$4,618	6.23%
Tax-exempt (1)	7,265	130	7.14%	8,827	161	7.23%
Nonaccrual	104	—		1,008	—

Total Loans	346,468	5,374	6.22%	304,170	4,779	6.23%

Securities
Taxable	56,232	533	3.80%	49,511	361	2.97%
Tax-exempt (1)	1,023	20	7.75%	1,241	22	7.06%

Total securities	57,255	553	3.87%	50,752	383	3.07%

Deposits in banks	93	2	6.53%	7,194	7	0.38%
Federal funds sold	1,123	7	2.55%	74	—	0.11%

Total earning assets	404,939	5,936	5.90%	362,190	5,169	5.67%

Less: Reserve for loan losses	(4,053)			(3,648)
Cash and due from banks	16,131			14,494
Bank premises and equipment, net	7,491			7,492
Other assets	15,825			11,256

Total Assets	$440,333			$391,784

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$84,131			$69,601

Interest-bearing deposits
NOW accounts	59,623	19	0.13%	55,054	21	0.15%
Premium NOW accounts	47,381	259	2.21%	10,161	57	2.24%
Money market accounts	64,134	171	1.08%	67,652	139	0.82%
Savings accounts	42,486	35	0.34%	40,279	37	0.37%
Time deposits	81,508	556	2.77%	77,610	478	2.47%

Total interest-bearing deposits	295,132	1,040	1.43%	250,756	732	1.17%

Federal funds purchased and securities sold under agreements to repurchase	3,934	25	2.62%	10,378	31	1.21%
Federal Home Loan Bank advances	18,733	204	4.35%	26,190	211	3.19%
Capital Securities of Subsidiary Trust	4,124	62	5.99%	4,124	48	4.69%

Total interest-bearing liabilities	321,923	1,331	1.67%	291,448	1,022	1.40%

Other liabilities	1,978			2,021
Shareholders’ equity	32,301			28,714

Total Liabilities & Shareholders’ Equity	$440,333			$391,784

Net interest spread		$4,605	4.23%		$4,147	4.27%

Interest expense as a percent of average earning assets			1.33%			1.13%
Net interest margin			4.57%			4.55%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense of Bankshares for the three month periods ended March 31, 2005 and 2004. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

RATE / VOLUME VARIANCE
(In Thousands)

	Three Months Ending March 31, 2005 Compared to
	Three Months Ending March 31, 2004
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$626	$683	$(57)
Loans; tax-exempt (1)	(31)	(28)	(3)
Securities; taxable	172	53	119
Securities; tax-exempt (1)	(2)	(5)	3
Deposits in banks	(5)	—	(5)
Federal funds sold	7	—	7

Total Interest Income	767	703	64

INTEREST EXPENSE
NOW accounts	(2)	1	(3)
Premium NOW	202	203	(1)
Money market accounts	32	(7)	39
Savings accounts	(2)	2	(4)
Time deposits	78	27	51
Federal funds purchased and securities sold under agreements to repurchase	(6)	(60)	54
Federal Home Loan Bank Advances	(7)	33	(40)
Capital Securities of Subsidiary Trust	14	—	14

Total Interest Expense	309	199	110

Net Interest Income	$458	$504	$(46)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

The monitoring and management of net interest income is the responsibility of TFB’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of TFB’s senior management.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $125,000 and $154,000 for the three months ended March 31, 2005 and 2004, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in TFB’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.

TOTAL OTHER INCOME. Total other income increased by $4,000 or 0.3% from $1.258 million for the three months ended March 31, 2004 to $1.262 million for the three months ended March 31, 2005. Wealth management income decreased $7,000 to $318,000 for the March 2005 quarter compared with $325,000 for the same quarter one year earlier. Management seeks to increase the level of its future fee income from WMS through the increase of its market share within its marketplace. WMS fees are projected to stabilize during the remainder of 2005 and 2006, and show more moderate growth over the longer term. Service charges on deposit accounts increased $43,000, or 7.1% to $641,000 for the quarter ended March 31, 2005, compared with $599,000 for the same quarter one year earlier. Management had projected deposits on service charges to increase at approximately one-half the rate of growth in average transaction account deposits, which grew 16.6% from the March 2004 quarter to the March 2005 quarter. The impact of Check 21 legislation on deposit account service charges during the remainder of 2005 is difficult to predict. Signed by President Bush on October 28, 2003 and effective October 28, 2004, the Check Clearing for the 21st Century Act (“Check 21”) is designed to facilitate check truncation by authorizing substitute checks, to foster innovation in the check collection system without mandating receipt of checks in electronic form, and to improve the overall efficiency of the nation’s payments system. Over the long term, Check 21 may reduce service charges on transaction deposit accounts, but may also reduce related operational expenses to an equal and possibly, greater amount. Income on other service charges, commission and fees decreased $39,000 or 11.6% to $295,000 for the quarter ended March 31, 2005 compared with $334,000 one year earlier due to TFB’s sale its portfolio of merchant card customers during the first quarter of 2004. The result of this sale was the reduction of service charge income of approximately $90,000 per quarter, offset by an approximate $90,000 per quarter reduction in merchant card operating expenses.

TOTAL OTHER EXPENSES. Total other expenses increased 3.9% or $142,000 to $3.82 million for the three months ended March 31, 2005, compared with $3.68 million for the three months ended March 31, 2004. The growth in other expenses was slightly less than management’s internal projections of 5% to 6% growth. Salary and benefit expenses increased $171,000, or 9.1% from the March 2004 quarter to the March 2005 quarter. The primary cause for the growth in salary and benefit expense was the increase of full-time equivalent employees from 132 at March 31, 2004 to 137 at March 31, 2005, as well as increases in the defined-benefit pension plan and medical insurance expense, and customary annual salary increases. The growth in full-time equivalent employees primarily reflects the May 2004 opening of the Bealeton branch and the growth in lending. Net occupancy expenses increased $21,000 or 10% from the March 2004 quarter to the March 2005 quarter reflecting the occupancy expenses of the Bealeton branch that were absent in the beginning of 2004. Furniture and equipment expenses increased $18,000 or 6.0% over the same time period, reflecting the increase in computer software depreciation and related maintenance contracts. The $68,000 or 5.3% decline in other operating expenses primarily reflects the approximate $90,000 per quarter reduction in merchant card operating expenses previously discussed in “TOTAL OTHER INCOME.” In addition, TFB completed the renegotiation of its contract with its data processing service provider effective July

2004. This renegotiated contract is projected to reduce TFB’s operating expenses by approximately $250,000 annually through 2009. These decreases in other operating expenses were partially offset by an increase in legal and accounting fees that can be primarily attributed to meeting the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

Management expects the costs associated with Sarbanes-Oxley compliance to increase during the remainder of 2005 in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls. Bankshares projects that the aggregate market value of its common stock held by non-affiliates will reach the $75 million as of June 30, 2005, and that it will therefore be required to comply with Section 404 for December 31, 2005. TFB expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable TFB to provide. For the remainder of 2005, TFB projects to increase staff from its current levels by approximately five full-time equivalent personnel.

COMPARISON OF MARCH 31, 2005 AND DECEMBER 31, 2004 FINANCIAL CONDITION

Assets totaled $447.4 million at March 31, 2005, an increase of 4.2% or $18.2 million from $429.2 million at December 31, 2004. Balance sheet categories reflecting significant changes include cash and due from banks, loans, federal funds sold, and deposits. Each of these categories is discussed below.

CASH AND DUE FROM BANKS. At March 31, 2005, cash and due from banks totaled $16.6 million, reflecting an increase of $7.6 million from $8.9 million at December 31, 2004. The increase in cash and due from banks was the result of temporarily increasing TFB’s deposits with the Federal Reserve Bank of Richmond in order to satisfy reserve requirements.

LOANS. Net loans were $344.0 million at March 31, 2005, which is an increase of $6.2 million or 1.8% from $337.8 million at December 31, 2004. The growth in total loans is primarily attributable to an increase of $7.9 million in commercial and industrial loans and an increase of $4.5 million in mortgage loans collateralized by 1-to-4 family residential real estate, partially offset by a $3.1 million decrease in mortgage loans collateralized by non-residential real estate. TFB’s loans are made primarily to customers located within TFB’s primary market area. During 2003, TFB modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing existing credit quality standards. This change in pricing strategy was the primary reason for the increase in loans outstanding over the last 24 months. Management will continue to utilize the same pricing strategies for the remainder of 2005, but due to competitive pricing below TFB’s rate of return targets, total loan originations may decrease when compared with 2003 and 2004, particularly in the category of 1-to-4 family first mortgage loans.

FEDERAL FUNDS SOLD. Federal funds sold were $7.3 million at March 31, 2005, compared to federal funds sold of $0.1 million at December 31, 2004.

DEPOSITS. At March 31, 2005, total deposits were $385.6 million, reflecting an increase of $11.0 million or 2.9% from $374.7 million at December 31, 2004. The growth was attributable to growth in noninterest-bearing deposits, which increased $11.2 million, partially offset by a $0.25 million decline in interest-bearing deposits. TFB expects to increase its deposits in 2005 and beyond through the continued expansion of its branch network, as well as by offering value-added demand deposit products, and selective rate premiums on interest-bearing deposits.

ASSET QUALITY

Non-performing assets, in most cases, consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as loans that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency. Non-performing assets totaled $378,000 or 0.11% of total loans at March 31, 2005, as compared with $183,000, or 0.05% of total loans at December 31, 2004, and $1.03 million, or 0.33% of total loans at March 31, 2004. The provision for loan losses was $125,000 for the first three months of 2005 compared with $154,000 for the first three months of 2004. The 18.9% decrease in the provision for loan losses from first quarter 2004 to first quarter 2005 was largely in response to the decline in non-performing assets, partially offset by the growth in new loan originations during the last 12 months. Loans that are 90 days past due and accruing interest totaled $271,000 and $162,000 at March 31, 2005 and December 31, 2004, respectively. No loss is anticipated on these loans based on the value of the underlying collateral and other factors. There are no loans, other than those disclosed above as either non-performing or impaired, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. The largest concentrations of loans to borrowers engaged in similar activities are $25.4 million for hotel/motel/inn loans, $24.2 million for land development loans, and $11.1 million for child care facility loans. These three loan concentrations represent 7.3%, 6.9%, and 3.2% of total loans, respectively.

CONTRACTUAL OBLIGATIONS

As of March 31, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2004.

CAPITAL RESOURCES

Total shareholders’ equity was $32.5 million at March 31, 2005 compared to $31.9 million at December 31, 2004, an increase of $0.6 million, or 2.0%. The increase in the accumulated other comprehensive loss component of shareholders’ equity from December 31, 2004 to March 31, 2005 reduced shareholders’ equity by $0.5 million or 1.6%.

Bankshares’ shareholders’ equity was reduced $10,000 due to the repurchase of 397 shares of common stock at an average cost of $24.71 during the first three months of 2005. In addition, 30,926 shares of Bankshares’ common stock were newly issued at an average price of $8.64 in connection with stock option exercises under Bankshares’ stock option plans during the first three months of 2005 for a total addition to shareholders’ equity of $267,000. During July 2004, Bankshares instituted a voluntary dividend reinvestment plan (“DRIP”) through which shareholders may purchase shares of common stock through the automatic reinvestment of their dividends. Additionally through the DRIP, shareholders are also given the opportunity to purchase additional shares of common stock up to specified dollar amount limits. The DRIP may either buy existing shares in the open market, or issue newly outstanding shares in order to fulfill its reinvestment needs. Bankshares currently has registered 250,000 shares of common stock for issuance under the DRIP. For the quarter ending March 31, 2005, Bankshares issued 1,374 newly outstanding shares through the DRIP at an average price of $24.72 for a total addition to shareholders’ equity of $34,000.

Banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. Under these guidelines, the $4.0 million of capital securities issued by Bankshares’ subsidiary trust are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of Bankshares together do not exceed 25% of Tier 1 capital. At both March 31, 2005 and December 31, 2004, Bankshares and TFB exceed their minimum regulatory capital ratios. The following table sets forth the regulatory capital ratio calculation for Bankshares:

REGULATORY CAPITAL RATIOS

	March 31, 2005	December 31, 2004
Tier 1 Capital:
Shareholders’ Equity	$32,534	$31,891
Plus: Unrealized loss on securities available for sale	536	46
Less: Intangible assets, net	(51)	(58)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	37,019	35,879

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,126	4,060

Total Capital	$41,145	$39,939

Risk Weighted Assets:	$336,884	$330,177

Regulatory Capital Ratios:
Leverage Ratio	8.41%	8.30%
Tier 1 to Risk Weighted Assets	10.99%	10.87%
Total Capital to Risk Weighted Assets	12.21%	12.10%

LIQUIDITY

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. TFB uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on TFB’s commitments to make loans and management’s assessment of TFB’s ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $24.0 million at March 31, 2005 compared with $9.2 million at December 31, 2004. These assets provide the primary source of liquidity for TFB. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $39.6 million is unpledged and readily salable. Futhermore, TFB has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $134.2 million at March 31, 2005 to provide additional sources of liquidity, as well as federal funds borrowing lines of credit with various commercial banks totaling approximately $42.8 million. At March 31, 2005, $23.0 million of the FHLB of Atlanta line of credit was in use.

The following table sets forth information relating to Bankshares’ sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2005 and December 31, 2004. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(In Thousands)

	March 31, 2005			December 31, 2004**
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$42,806	$—	$42,806	$37,800	$—	$37,800
Federal Reserve discount window	322	—	322	369	—	369
Federal Home Loan Bank advances*	81,650	23,000	58,650	80,658	15,000	65,658
Federal funds sold			7,292			109
Securities, available for sale and unpledged at fair value			41,819			47,232

Total short-term funding sources	$124,778	$23,000	$150,889	$118,827	$15,000	$151,168

Uses:
Unfunded loan commitments and lending lines of credit			$90,379			$71,612
Letters of credit			11,676			11,343

Total potential short-term funding uses			$102,055			$82,955

Ratio of short-term funding sources to potential short-term funding uses			147.9%			182.2%

*	Represents the Lendable Collateral Value of blanket lien with the FHLB of Atlanta as of the period date. TFB’s line of credit with the FHLB of Atlanta had a borrowing limit of $134.2 million and 127.4 million at March 31, 2005 and December 31, 2004, respectively. Additional collateral would be required to be added to the blanket lien for total borrowings in excess of Lendable Collateral Value.

**	These figures differ from those shown in the Liquidity Sources and Uses Table in Management’s Discussion and Analysis in Bankshares’ Annual Report on Form 10-K. The figures for December 31, 2004 included in the 10-K were the total available line of credit with the FHLB of Atlanta rather than the Lendable Collateral Value, which Bankshares believes is the more relevant figure.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on Bankshare’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact Bankshare’s results of operations at the present time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Bankshares maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including Bankshares’ chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of Bankshares’ chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of Bankshares’ disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Bankshares’ chief executive officer and chief financial officer concluded that Bankshares’ disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by Bankshares in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Bankshares’ disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company or its subsidiary to disclose material information otherwise required to be set forth in Bankshares’ periodic reports.

Bankshares’ management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in Bankshares’ internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which Bankshares or TFB is a party or to which the property of either Bankshares or TFB is subject that, in the opinion of management, may materially impact the financial condition of either company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total		Average	Total Number of	Maximum Number
	Number of		Price	Shares Purchased	of Shares that May
	Shares		Paid per	as Part of Publicly	Yet Be Purchased
	Purchased		Share	Announced Plan	Under the Plan (1)
				(1)
January 1 - 31, 2005	397	(2)	$24.71	—	212,745
February 1 - 28, 2005	—				212,745
March 1 - 31, 2005	—				212,745

Total	397	(2)	$24.71	—	212,745

(1)	In September 1998, Bankshares announced an open market buyback program for its common stock. Initially, the plan authorized Bankshares to repurchase up to 73,672 shares of its common stock through December 31, 1999. Each year, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On May 20, 2004, the Board authorized Bankshares to repurchase up to 264,325 shares (8% of the shares of common stock outstanding on January 1, 2003) beginning January 1, 2003 and continuing until the next Board reset. Bankshares has repurchased 52,374 shares under the current program from January 1, 2003 through March 31, 2005.

(2)	The number of shares purchased includes 397 shares tendered to the Company in payment of the exercise price of certain options.

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

10.1.1	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.1.3	Amendment and Termination of Agreement, dated April 21, 2005, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.4.1 to Form 8-K filed April 26, 2005

10.14	Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.14 to Form 10-K filed March 30, 2005.

10.15	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.15 to Form 10-K filed March 30, 2005.

11	Refer to Part I, Item 1, Footnote 5 to the Consolidated Financial Statements.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

99	Report of Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC. (Registrant)

Date: May 13, 2005	/s/ Randy K. Ferrell

Randy K. Ferrell
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2005	/s/ Eric P. Graap

Eric P. Graap
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)