Form 10-Q
period 2005-06-30
FAUQUIER BANKSHARES INC
filed 2005-08-12
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 4, 2005, the latest practicable date for determination, 3,442,392 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$19,784,221	$8,944,590
Interest-bearing deposits in other banks	303,718	112,984
Federal funds sold	294,000	109,000
Securities, at fair value	51,168,361	58,594,905
Loans, net of allowance for loan losses of $4,288,931 in 2005 and $4,060,321 in 2004	352,327,426	337,791,782
Bank premises and equipment, net	8,396,017	8,533,619
Accrued interest receivable	1,483,922	1,507,391
Other assets	14,192,787	13,604,948

Total assets	$447,950,452	$429,199,219

Liabilities
Deposits:
Noninterest-bearing	$89,841,301	$79,222,524
Interest-bearing	295,057,166	295,433,173

Total deposits	$384,898,467	$374,655,697
Federal funds purchased	5,000,000	—
Dividends payable	—	508,887
Federal Home Loan Bank advances	18,000,000	15,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	2,299,897	3,019,571
Commitments and contingent liabilities	—	—

Total liabilities	$414,322,364	$397,308,155

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding, 2005, 3,433,408 shares; 2004, 3,392,580 shares	10,770,734	10,618,775
Retained earnings	23,171,698	21,320,223
Accumulated other comprehensive income (loss), net	(314,344)	(47,934)

Total shareholders’ equity	$33,628,088	$31,891,064

Total liabilities and shareholders’ equity	$447,950,452	$429,199,219

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2005 and 2004

	2005	2004
Interest Income
Interest and fees on loans	$5,744,799	$4,865,129
Interest and dividends on securities available for sale:
Taxable interest income	483,732	361,012
Interest income exempt from federal income taxes	13,054	14,343
Dividends	58,768	48,207
Interest on federal funds sold	30,345	20,442
Interest on deposits in other banks	1,309	11,533

Total interest income	6,332,007	5,320,666

Interest Expense
Interest on deposits	1,202,909	792,425
Interest on federal funds purchased	1,456	2,483
Interest on Federal Home Loan Bank advances	218,565	196,374
Distribution on capital securities of subsidiary trust	67,812	47,802

Total interest expense	1,490,742	1,039,084

Net interest income	4,841,265	4,281,582

Provision for loan losses	208,750	154,166

Net interest income after provision for loan losses	4,632,515	4,127,416

Other income
Wealth management income	284,667	308,632
Service charges on deposit accounts	660,395	636,870
Other service charges, commissions and fees	313,802	289,033
Other operating income	8,174	23,587

Total other income	1,267,038	1,258,122

Other Expenses
Salaries and benefits	2,074,304	1,951,551
Net occupancy expense of premises	230,248	215,954
Furniture and equipment	319,841	310,125
Other operating expenses	1,476,442	1,354,505

Total other expenses	4,100,835	3,832,135

Income before income taxes	1,798,718	1,553,403

Income tax expense	549,567	469,322

Net Income	$1,249,151	$1,084,081

Earnings per Share, basic	$0.36	$0.33

Earnings per Share, assuming dilution	$0.35	$0.31

Dividends per Share	$0.16	$0.14

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2005 and 2004

	2005	2004
Interest Income
Interest and fees on loans	$11,074,630	$9,590,001
Interest and dividends on securities available for sale:
Taxable interest income	990,477	705,809
Interest income exempt from federal income taxes	26,136	28,791
Dividends	85,499	64,229
Interest on federal funds sold	37,496	20,463
Interest on deposits in other banks	2,830	18,260

Total interest income	12,217,068	10,427,553

Interest Expense
Interest on deposits	2,242,295	1,524,079
Interest on federal funds purchased	26,886	33,802
Interest on Federal Home Loan Bank advances	422,103	407,254
Distribution on capital securities of subsidiary trust	129,600	96,032

Total interest expense	2,820,884	2,061,167

Net interest income	9,396,184	8,366,386

Provision for loan losses	333,750	308,333

Net interest income after provision for loan losses	9,062,434	8,058,053

Other income
Wealth management income	602,368	633,321
Service charges on deposit accounts	1,301,520	1,235,474
Other service charges, commissions and fees	609,419	623,487
Other operating income	16,143	24,317

Total other income	2,529,450	2,516,599

Other Expenses
Salaries and benefits	4,132,226	3,838,583
Net occupancy expense of premises	463,318	427,718
Furniture and equipment	637,128	609,517
Other operating expenses	2,687,654	2,633,460

Total other expenses	7,920,326	7,509,278

Income before income taxes	3,671,558	3,065,374

Income tax expense	1,112,139	911,356

Net Income	$2,559,419	$2,154,018

Earnings per Share, basic	$0.74	$0.65

Earnings per Share, assuming dilution	$0.72	$0.61

Dividends per Share	$0.31	$0.27

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2005 and 2004

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2003	$10,367,280	$18,082,684	$12,821		$28,462,785
Comprehensive income:
Net income	—	2,154,018	—	$2,154,018	2,154,018
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale, net of deferred income taxes of $204,180	—	—	(396,350)	(396,350)	(396,350)

Total comprehensive income	—	—	—	$1,757,668	—

Cash dividends ($.27 per share)	—	(896,359)	—		(896,359)
Acquisition of 30,570 shares of common stock	(95,684)	(601,147)	—		(696,831)
Net issuance of restricted stock, stock incentive plan (12,557 shares)	39,304	274,622	—		313,926
Unearned compensation on restricted stock		(313,925)			(313,925)
Amortization of unearned compensation, restricted stock awards		38,805			38,805
Exercise of stock options	87,668	123,888	—		211,556

Balance, June 30, 2004	$10,398,568	$18,862,586	$(383,529)		$28,877,625

Balance, December 31, 2004	$10,618,775	$21,320,223	$(47,934)		31,891,064
Comprehensive income:
Net income	—	2,559,419	—	$2,559,419	2,559,419
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $137,241	—	—	(266,410)	(266,410)	(266,410)

Total comprehensive income	—	—	—	$2,293,009	—

Cash dividends ($.31 per share)	—	(1,065,592)	—		(1,065,592)
Restricted stock forfeiture	(3,506)	(24,494)	—		(28,000)
Net issuance of restricted stock, stock incentive plan (10,045 shares)	31,441	218,077	—		249,518
Unearned compensation on restricted stock		(249,518)			(249,518)
Amortization of unearned compensation, restricted stock awards		157,790			157,790
Issuance of common stock	8,811	62,736	—		71,547
Exercise of stock options	115,213	193,057	—		308,270

Balance, June 30, 2005	$10,770,734	$23,171,698	$(314,344)		$33,628,088

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities
Net income	$2,559,419	$2,154,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	591,207	532,956
Provision for loan losses	333,750	308,333
(Gain) on sale of premises and equipment	—	(5,910)
Amortization of security premiums, net	30,175	168,701
Amortization of unearned compensation	157,790	—
Changes in assets and liabilities:
(Increase) in other assets	(427,128)	(490,624)
(Decrease) in other liabilities	(719,674)	(215,972)

Net cash provided by operating activities	2,525,539	2,451,502

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	7,712,216	10,118,697
Purchase of securities available for sale	(258,199)	(10,534,777)
Proceeds from sale of premises and equipment	—	5,910
Purchase of premises and equipment	(453,605)	(1,314,941)
Purchase of other investment	(461,300)	—
Net (increase) in loans	(14,869,394)	(21,344,645)

Net cash (used in) investing activities	(8,330,282)	(23,069,756)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(8,587,708)	39,431,206
Net increase (decrease) in certificates of deposit	18,830,478	(1,197,911)
Federal Home Loan Bank advances	8,000,000	9,000,000
Federal Home Loan Bank principal repayments	(5,000,000)	(9,000,000)
Proceeds from Federal Funds Purchased	5,000,000	21,000
Repayment from Federal Funds Purchased	—	(2,000,000)
Cash dividends paid	(1,574,479)	(1,326,949)
Issuance of common stock	379,817	250,362
Acquisition of common stock	(28,000)	(696,831)

Net cash provided by financing activities	17,020,108	34,480,877

Increase (decrease) in cash and cash equivalents	11,215,365	13,862,623

Cash and Cash Equivalents
Beginning	9,166,574	11,950,429

Ending	$20,381,939	$25,813,052

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,693,981	$2,033,270

Income taxes	$1,290,000	$791,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net	$(403,652)	$(600,530)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	General

The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries, Fauquier Statutory Trust I (“Trust I”) and The Fauquier Bank (“the Bank”), and the Bank’s wholly-owned subsidiary Fauquier Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2005 and December 31, 2004, the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.

The results of operations for the six and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year.

2.	Securities

The amortized cost of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2005
Obligations of U.S. Government corporations and agencies	$42,087,625	$22,818	$(483,618)	$41,626,825
Obligations of states and political subdivisions	961,760	58,299	—	1,020,059
Corporate Bonds	6,000,000	—	(66,250)	5,933,750
Mutual Funds	262,043	—	(1,529)	260,514
FHLMC Preferred Bank stock	441,000	—	(6,000)	435,000
Restricted investments:
Federal Home Loan Bank stock	1,668,100	—	—	1,668,100
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
The Bankers Bank Stock	102,113	—	—	102,113

	$51,644,641	$81,117	$(557,397)	$51,168,361

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2004
Obligations of U.S. Government corporations and agencies	$49,352,582	$175,475	$(238,296)	$49,289,761
Obligations of states and political subdivisions	961,515	60,037	—	1,021,552
Corporate Bonds	6,000,000	—	(68,750)	5,931,250
Mutual Funds	256,524		(1,095)	255,429
FHLMC Preferred Bank stock	441,000	—	—	441,000
Restricted investments:
Federal Home Loan Bank stock	1,431,800	—	—	1,431,800
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
The Bankers Bank Stock	102,113	—	—	102,113

	$58,667,534	$235,512	$(308,141)	$58,594,905

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2005
	Amortized	Fair
	Cost	Value
Due in one year or less	$9,457	$9,550
Due after one year through five years	20,209,376	19,936,337
Due after five years through ten years	2,113,591	2,084,408
Due after ten years	26,716,961	26,550,339
Equity securities	2,595,256	2,587,727

	$51,644,641	$51,168,361

The following table shows the Company’s investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005.

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. government corporations and agencies	$25,127,788	$(172,807)	$13,181,175	$(310,811)	$38,308,963	$(483,618)
Corporate bonds	4,963,750	(36,250)	970,000	(30,000)	5,933,750	(66,250)

Subtotal, debt securities	30,091,538	(209,057)	14,151,175	(340,811)	44,242,713	(549,868)
Preferred Stock	441,000	(6,000)			441,000	(6,000)
Mutual Fund	259,638	(1,528)	—	—	259,638	(1,528)

Total temporary impaired securities	$30,792,176	$(216,585)	$14,151,175	$(340,811)	$44,943,351	$(557,396)

The nature of the securities which are temporarily impaired for a continuous 12 months or more can be segmented into three groups. The first group consists of two Federal Agency securities totaling $6.8 million with a temporary loss of approximately $170,000. Both bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors. The securities within this group have maturity dates of 18 months and 36 months. The Company has the ability to hold these bonds to maturity.

The second group consists of three Federal agency mortgage-backed securities totaling $6.4 million with a temporary loss of approximately $141,000. The securities within this group have estimated maturity dates ranging from 48 months to 72 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Company has the ability to hold these bonds to maturity.

The third group consists of one corporate bond, rated A2 by Moody’s, totaling $1.0 million with a temporary loss of approximately $30,000. This bond has a remaining maturity of approximately 29 years, but can be called at par on its five year anniversary. If not called, the bond reprices, every three months at a fixed index above LIBOR. The Company has the ability to hold this bond to its maturity.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $16,506,023 and $9,695,444 at June 30, 2005 and December 31, 2004, respectively.
3.	Loans

A summary of the balances of loans follows:

	June 30,	December 31,
	2005	2004
	(Thousands)
Real estate loans:
Construction	$26,228	$29,270
Secured by farmland	825	965
Secured by 1-4 family residential	145,252	136,165
Other real estate loans	100,499	100,757
Commercial and industrial loans (except those secured by real estate)	36,017	24,036
Consumer installment loans	39,349	41,088
All other loans	8,864	9,941

Total loans	$357,034	$342,222
Unearned income	(418)	(370)
Allowance for loan losses	4,289	4,060

Net loans	$352,327	$337,792

Analysis of the allowance for loan losses follows:

	Six Months	Six Months	Twelve Months
	Ending	Ending	Ending
	June 30,	June 30,	December 31,
	2005	2004	2004
Balance at beginning of period	$4,060,321	$3,575,002	$3,575,002
Provision charged to operating expense	333,750	308,333	539,583
Recoveries added to the allowance	32,920	14,500	300,830
Loan losses charged to the allowance	(138,060)	(96,144)	(355,094)

Balance at end of period	$4,288,931	$3,801,691	$4,060,321

Nonperforming assets consist of the following:

	June 30,	December 31,
	2005	2004
	(Thousands)
Nonaccrual loans	$130	$62
Restructured loans	—	—

Total non-performing loans	130	62
Foreclosed property	114	121

Total non-performing assets	$244	$183

Total loans past due 90 days or more and still accruing interest totaled $163,000 on June 30, 2005 and $162,000 on December 31, 2004, respectively.

4.	Company-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust

On March 26, 2002, the Company’s wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities (“Capital Securities”) in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Companys’ Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (“Subordinated Debentures”). Both the Capital Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The Capital Securities are guaranteed by the Company on a subordinated basis.

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

	Three Months		Six Months		Six Months
	Ending		Ending		Ending
	June 30, 2005		June 30, 2005		June 30, 2004
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3,437,718	$0.36	3,421,009	$0.74	3,314,255	$0.65

Effect of dilutive securities, stock options	127,555		128,854		195,767

Diluted earnings per share	3,565,273	$0.35	3,549,863	$0.72	3,510,022	$0.61

6.	Stock-Based Compensation

At June 30, 2005, the Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the Company had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been applied to stock-based compensation.

	June 30,	June 30,
	2005	2004
Net income, as reported	$2,559,419	$2,154,018
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	—	(34,937)

Pro forma net income	$2,559,419	$2,119,081

Earnings per share:
Basic — as reported	$0.74	$0.65

Basic — pro forma	$0.74	$0.64

Diluted — as reported	$0.72	$0.61

Diluted — pro forma	$0.72	$0.60

7.	Employee Benefit Plan

The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the periods ending June 30, 2005 and 2004.

	Six Months Ended
	June 30,
	2005	2004
Service cost	$287,240	$227,918
Interest cost	170,240	202,846
Expected return on plan assets	(150,858)	(196,574)
Amortization of transition obligation/(asset)	(9,490)	(9,490)
Amortization of prior service cost	3,884	3,884
Recognized net actuarial (gain)/loss	31,156	19,678

Net periodic benefit cost	$332,172	$248,262

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1,186,714 to its pension plan in 2005. As of June 30, 2005, contributions totaling $1,186,714 have been made. The Company presently anticipates no additional contributions to fund its pension plan in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of management, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in:
•	interest rates,

•	general economic conditions,

•	the legislative/regulatory climate,

•	monetary and fiscal policies of the U.S. Government, including the policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System,

•	the quality or composition of The Fauquier Bank’s (“the Bank”) loan or investment portfolios,

•	competition,

•	demand for financial products and services in our market area, and

•	accounting principles, policies and guidelines.
These risks and uncertainties should be considered in evaluating forward-looking statements in this report, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company engages in its business through the Bank, and has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,441,129 shares of common stock, par value $3.13 per share, held by approximately 390 holders of record on June 30, 2005.
The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, New Baltimore, Sudley Road-Manassas, Old Town-Manassas and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. During the March 2005 quarter, the Bank signed a lease for its ninth full service branch in Haymarket, Virginia, scheduled to open in 2006. The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.
The Bank provides a range of consumer and commercial banking services to individuals and businesses. The deposits of the Bank are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). The basic services offered by the Bank include: demand deposit accounts, savings and money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit and debit cards, cash management, automated clearing house services (“ACH”) including direct deposits, notary services, night depository, traveler’s checks, cashier’s checks, domestic collections, savings bonds, automated teller services, drive-in tellers, internet banking, banking by telephone, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Star and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.
The Bank operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Investments Group, LLC, a full service broker/dealer. Bankers Insurance consists of a consortium of 61 Virginia community bank owners, and BI Investments Group is owned by 30 Virginia community banks.

The revenues of the Bank are derived primarily from interest and fees earned on real estate and other loans; interest and dividends from investment and mortgage-backed securities; and fees on deposit products and WMS services. The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta and other banks. The principal expenses of the Bank are the interest paid on deposits and borrowings, and operating and general administrative expenses. As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“SCC”). Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits, its primary source of lendable funds, and in the origination of loans.
CRITICAL ACCOUNTING POLICIES
GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in our estimates. In addition, GAAP itself may change from one previously acceptable accounting method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.
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
EXECUTIVE OVERVIEW
This discussion is intended to focus on certain financial information regarding the Company and the Bank and may not contain all the information that is important to the reader. The purpose of this discussion is to provide the reader with a more thorough understanding of our financial statements. As such, this discussion should be read carefully in conjunction with the consolidated financial statements and accompanying notes contained elsewhere in this report.
Through the merger and consolidation of other area banks, the Bank has become the primary independent community bank in its immediate geographic market. The Bank continually seeks to be the principal financial service provider for its market area by providing high quality customer service, efficient technological support, value-added products, and a strong commitment to the community.
Net income of $1.25 million for the quarter ended June 30, 2005 was a 15.2% increase from the June 2004 quarter net income of $1.08 million. Net income for the six months ended June 30, 2005 was $2.56 million, or an increase of 18.8% from the same six months one year earlier. The net income results were consistent with management’s internal projections. The Company and the Bank have continued to experience growth across all of the primary operating businesses; specifically, commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. Both loan and deposit growth have been the result of the continued refinement of pricing methodologies and expanding product offerings in an effort to increase lending and deposit gathering activities without sacrificing the existing credit quality standards or significantly increasing interest rate risk. The result of this effort has been an 11.4% increase in net loans outstanding from June 30, 2004 to June 30, 2005. Over the same one-year time period, total deposits increased 7.1%. WMS assets under management grew to $261.8 million, or an approximate increase of 7.0%, from June 30, 2004 to June 30, 2005.
Management continues the expansion of its branch network into western Prince William County, having signed a lease for a full service branch in Haymarket, Virginia, scheduled to open in 2006. Additionally, the Bank seeks to add to its branch network in western Prince William County, as well as Fauquier County, looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its current marketplace. During the March 2005 quarter, the structure of the WMS division was realigned to better serve customers’ trust, asset management and investment needs.
COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
NET INCOME. Net income for the three months ended June 30, 2005 was $1.25 million or $0.35 per diluted share compared with $1.08 million or $0.31 per diluted share for the three months ended June 30, 2004. The $165,000 or 15.2% increase in net income for the quarter was fundamentally in line with management expectations, and was largely the result of an increase in net interest income.
NET INTEREST INCOME. Net interest income increased $560,000 or 13.1% to $4.84 million for the three months ended June 30, 2005 compared with $4.28 million for the three months ended June 30, 2004. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. In addition, the net interest margin, computed on a tax equivalent basis, for the June 2005 quarter was 4.72%, compared with 4.60% for the same quarter one year earlier.
Average interest-earning assets grew 10.0% to $409.8 million for the second quarter of 2005 compared with $372.4 million for the second quarter of 2004. The yield on average interest-earning assets was 6.18% for the June 2005 quarter compared with 5.73% for the June 2004 quarter. Total interest income increased $1.01 million or 19.0% to $6.33 million for the three months ended June 30, 2005, compared with $5.32 million for the three months ended June 30, 2004, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities increased $132,000 or 31.2%. Investment securities averaged $54.0 million for the second quarter of 2005 compared with $47.7 million for the same quarter one year earlier. The yield on investment securities was 4.16% on a tax equivalent basis for the second quarter of 2005, compared with 3.61% for the second quarter of 2004. Interest and fees on loans increased $880,000 or 18.1% to $5.74 million for the June 2005 quarter compared with the same quarter one year earlier. Average loans outstanding totaled $351.2 million and earned 6.53% on a tax-equivalent basis for the quarter ended June 30, 2005, compared with $313.9 million and 6.21%, respectively, for the quarter ended June 30, 2004.
Total interest expense increased $452,000 or 43.5% to $1.49 million for the three months ended June 30, 2005 from $1.04 million for the three months ended June 30, 2004. Average interest-bearing liabilities grew 11.7% to $325.6 million for the second quarter of 2005 compared with $291.4 million for the second quarter of 2004, while the average cost on interest-bearing liabilities increased to 1.83% from 1.43% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rates, the year to year growth in the premium interest rate NOW account, and the growth in interest-

bearing certificates of deposit since the beginning of 2005. The average balance for the premium interest rate NOW account was $41.7 million with an average cost of 2.18% for the three months ended June 30, 2005, compared with $20.5 million with an average cost of 2.25% for the same three months in 2004. Average certificates of deposit balances for the second quarter of 2005 were $95.0 million at an average cost of 3.08%, compared with $77.8 million at an average cost of 2.50% for the same quarter one year earlier. Since the beginning of 2005, there has been a net outflow in the premium interest rate NOW account and the interest-bearing money market account, with a significant amount flowing into certificates of deposit. Interest-bearing NOW account deposits averaged $62.2 million at an average cost of 0.12% for the June 2005 quarter, compared with $57.4 million at an average cost of 0.13% for the June 2004 quarter. Interest-bearing money market deposits averaged $58.7 million at an average cost of 1.30% for the quarter ended June 30, 2005, compared with $69.6 million at an average cost of 0.80% for the same quarter one year earlier. Savings account deposits averaged $43.1 million at an average cost of 0.33% for the June 2005 quarter, compared with $40.6 million at an average cost of 0.35% for the June 2004 quarter. Average FHLB of Atlanta advances were $20.5 million at an average cost of 4.22% for the second quarter of 2005, compared with $21.3 million at an average cost of 3.64% one year earlier.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from nonperforming assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in the second half of 2005 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions. Additionally, the Bank’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and decrease if market interest rates fall, all other things being equal. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. During the second quarter of 2005, demand deposits, non-premium interest rate NOW accounts, and savings deposits, which represent the relatively non-rate sensitive deposit base, averaged 22.2%, 16.1%, and 11.2% of total average deposits, respectively, while the more interest-rate sensitive time certificates of deposit and premium interest rate NOW account averaged 24.6% and 10.8% of total average deposits, respectively. The interest-bearing money market deposits, which have some degree of interest rate sensitivity, but less than certificates of deposit and the premium interest rate NOW account, averaged 15.1% of deposits.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three month periods ended June 30, 2005 and 2004. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$343,860	$5,659	6.52%	$305,108	$4,771	6.20%
Tax-exempt (1)	7,167	130	7.17%	7,893	143	7.16%
Nonaccrual	177	—		915	—

Total Loans	351,204	5,789	6.53%	313,916	4,914	6.21%

Securities
Taxable	52,953	542	4.09%	46,532	409	3.52%
Tax-exempt (1)	1,018	20	7.77%	1,218	22	7.14%

Total securities	53,971	562	4.16%	47,750	431	3.61%

Deposits in banks	263	2	1.97%	1,298	11	3.52%
Federal funds sold	4,321	30	2.78%	9,472	20	0.85%

Total earning assets	409,759	6,383	6.18%	372,436	5,376	5.73%

Less: Reserve for loan losses	(4,232)			(3,742)
Cash and due from banks	17,263			18,807
Bank premises and equipment, net	8,426			8,522
Other assets	15,366			11,151

Total Assets	$446,582			$407,174

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$86,020			$85,150

Interest-bearing deposits
NOW accounts	62,225	19	0.12%	57,361	19	0.13%
Premium NOW accounts	41,705	227	2.18%	20,493	115	2.25%
Money market accounts	58,669	190	1.30%	69,642	138	0.80%
Savings accounts	43,138	36	0.33%	40,633	36	0.35%
Time deposits	95,010	731	3.08%	77,763	484	2.50%

Total interest-bearing deposits	300,747	1,203	1.60%	265,892	792	1.20%

Federal funds purchased and securities sold under agreements to repurchase	220	1	2.66%	110	2	9.04%
Federal Home Loan Bank advances	20,473	219	4.22%	21,319	196	3.64%
Capital Securities of Subsidiary Trust	4,124	68	6.51%	4,124	48	4.59%

Total interest-bearing liabilities	325,564	1,491	1.83%	291,445	1,039	1.43%

Other liabilities	1,859			1,591
Shareholders’ equity	33,139			28,988

Total Liabilities & Shareholders’ Equity	$446,582			$407,174

Net interest spread		$4,892	4.35%		$4,337	4.30%

Interest expense as a percent of average earning assets			1.46%			1.13%
Net interest margin			4.72%			4.60%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the three month periods ended June 30, 2005 and 2004. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

	RATE/VOLUME VARIANCE (In thousands)

	Three Months Ended June 30, 2005 Compared to
	Three Months Ended June 30, 2004
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$888	$611	$277
Loans; tax-exempt (1)	(13)	(13)	—
Securities; taxable	134	60	74
Securities; tax-exempt (1)	(2)	(4)	2
Deposits in banks	(11)	(6)	(5)
Federal funds sold	10	(3)	13

Total Interest Income	1,006	645	361

INTEREST EXPENSE
NOW accounts	—	—	—
Premium NOW accounts	112	116	(4)
Money market accounts	52	(19)	71
Savings accounts	—	—	—
Time deposits	245	118	127
Federal funds purchased and securities sold under agreements to repurchase	(1)	2	(3)
Federal Home Loan Bank Advances	23	(7)	30
Capital Securities of Subsidiary Trust	20	—	20

Total Interest Expense	451	210	241

Net Interest Income	$555	$435	$120

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
The monitoring and management of net interest income is the responsibility of the Bank’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of the Bank’s senior management.
PROVISION FOR LOAN LOSSES. The provision for loan losses was $209,000 and $154,000 for the three months ended June 30, 2005 and 2004, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.
TOTAL OTHER INCOME. Total other income increased by $9,000 or 0.7% from $1.26 million for the three months ended June 30, 2004 to $1.27 million for the three months ended June 30, 2005. Wealth management income decreased $24,000 or 7.8% to $285,000 for the June 2005 quarter compared with $309,000 for the same quarter one year earlier. Management seeks to increase the level of its future fee income from WMS through the increase of its market share within its marketplace. WMS fees are projected to stabilize during the remainder of 2005 and 2006, and to show moderate growth over the longer term. Service charges on deposit accounts increased $24,000, or 3.7% to $660,000 for the quarter ended June 30, 2005, compared with $637,000 for the same quarter one year earlier. Based on recent history prior to the June 2005 quarter, management projects that service charges on deposit accounts will increase at approximately one-half the rate of growth in average demand deposit accounts in the future. Since average demand deposit accounts grew 1.0% from the June 2004 quarter to the June 2005 quarter, management’s expectations for service charges on deposits were exceeded in the June 2005 quarter. The impact of Check 21 legislation on deposit account service charges during the remainder of 2005 is difficult to predict. Signed into law by President Bush on October 28, 2003 and effective October 28, 2004, the Check Clearing for the 21st Century Act (“Check 21”) is designed to facilitate check truncation by authorizing substitute checks, to foster innovation in the check collection system without mandating receipt of checks in electronic form, and to improve the overall efficiency of the nation’s payments system. Over the long term, Check 21 may reduce service charges on transaction deposit accounts, but may also reduce related operational expenses to an equal, and possibly greater, amount. Income on other service charges, commission and fees increased $25,000 or 8.6% to $314,000 for the quarter ended June 30, 2005 compared with $289,000 one year earlier. This is primarily due to the increase in income earned on Bank Owned Life Insurance (“BOLI”).
TOTAL OTHER EXPENSES. Total other expenses increased 7.0% or $269,000 to $4.1 million for the three months ended June 30, 2005, compared with $3.83 million for the three months ended June 30, 2004. The growth in other expenses was slightly less than management’s internal projections of 8% to 9% growth. Salary and benefit expenses increased $123,000, or 6.3% from the June 2004 quarter to the June 2005 quarter. The primary causes for the growth in salary and benefit expense were increases in retirement benefits and medical insurance expense, as well as customary annual salary increases. Full-time equivalent employees, who totaled 138 at June 30, 2005, were approximately equal to the number of full-time equivalent employees one year earlier. Net occupancy expenses increased $14,000 or 6.6% from the June 2004 quarter to the June 2005 quarter. Furniture and equipment expenses increased $10,000 or 3.1% over the same time period. Other operating expenses increased $122,000 or 9.0%, reflecting increases in legal and accounting fees that can be primarily attributed to meeting the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).
Management expects the costs associated with Sarbanes-Oxley compliance to remain level during the remainder of 2005 in connection with preparing to comply with Section 404 for the year ending December 31, 2006. The Bank expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to provide. For the remainder of 2005, the Bank projects to increase staff from its current levels by approximately eight full-time equivalent personnel.
COMPARISION OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
NET INCOME. Net income for the six months ended June 30, 2005 was $2.56 million or $0.72 per diluted share compared with $2.15 million or $0.61 per diluted share for the six months ended June 30, 2004. The $405,000 or 18.8% increase in net income for the period was fundamentally in line with management expectations, and was largely the result of an increase in net interest income.
NET INTEREST INCOME. Net interest income increased $1.03 million or 12.3% to $9.40 million for the six months ended June 30, 2005 compared with $8.37 million for the six months ended June 30, 2004. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. In addition, the net interest margin, computed on a tax equivalent basis, for the six month period ended June 2005 was 4.63%, compared with 4.57% for the same period one year earlier.
Average interest-earning assets grew $40.1 million or 10.9% to $407.4 million for the first six months of 2005 compared with $367.3 million for the first six months of 2004. The yield on average interest-earning assets was 6.03% for the six months ended June 2005 compared with 5.69% for the same 2004 period. Total interest income increased

$1.79 million or 17.2% to $12.22 million for the six months ended June 30, 2005, compared with $10.43 million for the six months ended June 30, 2004, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities increased $303,000 or 38.0%. Investment securities averaged $55.6 million for the six months ended June 30, 2005 compared with $49.3 million for the same period one year earlier. The yield on investment securities was 4.01 % on a tax equivalent basis for the first six months of 2005, compared with 3.27 % for the first six months of 2004. Interest and fees on loans increased $1.48 million or 15.5% to $11.07 million for the six months ended June 2005 compared with $9.59 million for the same period one year earlier. Average loans outstanding totaled $348.8 million and earned 6.38% on a tax-equivalent basis for the six months ended June 30, 2005, compared with $309.0 million and 6.22%, respectively, for the six months ended June 30, 2004.
Total interest expense increased $760,000 or 36.9% to $2.82 million for the six months ended June 30, 2005 from $2.06 million for the six months ended June 30, 2004. Average interest-bearing liabilities grew 11.1% to $323.8 million for the first half of 2005 compared with $291.4 million for the first half of 2004, while the average cost on interest-bearing liabilities increased to 1.75% from 1.41% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is due to the same factors discussed in the “Comparison of Operating Results for the Three Months Ended June 30, 2005 and June 30, 2004.” The average balance for the premium interest rate NOW account was $44.5 million with an average cost of 2.20% for the six months ended June 30, 2005, compared with $15.3 million with an average cost of 2.25% for the same six months in 2004. Average certificates of deposit balances for the first six months of 2005 were $88.3 million at an average cost of 2.94%, compared with $77.7 million at an average cost of 2.49% for the same period one year earlier. Interest-bearing NOW account deposits averaged $60.9 million at an average cost of 0.13% for the first half of 2005, compared with $56.2 million at an average cost of 0.14% for the same period of 2004. Interest-bearing money market deposits averaged $61.4 million at an average cost of 1.19% for the six months ended June 30, 2005, compared with $68.6 million at an average cost of 0.81% for the same period one year earlier. Savings account deposits averaged $42.8 million at an average cost of 0.33% for the six months ended June 2005, compared with $40.5 million at an average cost of 0.36% for the six months June 2004. Average FHLB of Atlanta advances were $19.6 million at an average cost of 4.28% for the first half of 2005, and $23.8 million at an average cost of 3.39% for the same period one year earlier.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the six month periods ended June 30, 2005 and 2004. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$341,493	$10,903	6.36%	$299,721	$9,389	6.21%
Tax-exempt (1)	7,216	259	7.15%	8,360	304	7.20%
Nonaccrual	141	—		962	—

Total Loans	348,850	11,162	6.38%	309,043	9,693	6.22%

Securities
Taxable	54,583	1,076	3.94%	48,021	770	3.17%
Tax-exempt (1)	1,020	40	7.76%	1,229	44	7.12%

Total securities	55,603	1,116	4.01%	49,250	814	3.27%

Deposits in banks	179	3	3.20%	4,246	18	0.86%
Federal funds sold	2,731	37	2.73%	4,773	20	0.86%

Total earning assets	407,363	12,318	6.03%	367,312	10,545	5.69%

Less: Reserve for loan losses	(4,289)			(3,695)
Cash and due from banks	19,814			16,651
Bank premises and equipment, net	8,396			8,264
Other assets	12,142			10,947

Total Assets	$443,426			$399,479

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$85,085			$77,555

Interest-bearing deposits
NOW accounts	60,931	39	0.13%	56,207	40	0.14%
Premium NOW accounts	44,527	485	2.20%	15,327	172	2.25%
Money market accounts	61,387	361	1.19%	68,647	277	0.81%
Savings accounts	42,814	71	0.33%	40,456	73	0.36%
Time deposits	88,296	1,286	2.94%	77,687	962	2.49%

Total interest-bearing deposits	297,955	2,242	1.52%	258,324	1,524	1.18%

Federal funds purchased and securities sold under agreements to repurchase	2,066	27	2.62%	5,244	34	1.29%
Federal Home Loan Bank advances	19,608	422	4.28%	23,754	407	3.39%
Capital Securities of Subsidiary Trust	4,124	130	6.25%	4,124	96	4.61%

Total interest-bearing liabilities	323,753	2,821	1.75%	291,446	2,061	1.41%

Other liabilities	1,866			1,627
Shareholders’ equity	32,722			28,851

Total Liabilities & Shareholders’ Equity	$443,426			$399,479

Net interest spread		$9,497	4.28%		$8,484	4.28%

Interest expense as a percent of average earning assets			1.39%			1.12%
Net interest margin			4.63%			4.57%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the six month periods ended June 30, 2005 and 2004. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Six Months Ended June 30, 2005 Compared to
	Six Months Ended June 30, 2004
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$1,514	$1,331	$183
Loans; tax-exempt (1)	(45)	(41)	(4)
Securities; taxable	306	114	192
Securities; tax-exempt (1)	(4)	(9)	5
Deposits in banks	(15)	7	(22)
Federal funds sold	17	(4)	21

Total Interest Income	1,773	1,398	375

INTEREST EXPENSE
NOW accounts	(1)	1	(2)
Premium NOW accounts	313	317	(4)
Money market accounts	84	(24)	108
Savings accounts	(2)	(43)	41
Time deposits	324	140	184
Federal funds purchased and securities sold under agreements to repurchase	(7)	(21)	14
Federal Home Loan Bank Advances	15	(32)	47
Capital Securities of Subsidiary Trust	34	—	34

Total Interest Expense	760	338	422

Net Interest Income	$1,013	$1,060	$(47)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES. The provision for loan losses was $334,000 and $308,000 for the six months ended June 30, 2005 and 2004, respectively.
TOTAL OTHER INCOME. Total other income increased by $13,000 or 0.5% from $2.52 million for the six months ended June 30, 2004 to $2.53 million for the six months ended June 30, 2005. Wealth management income decreased $31,000 to $602,000 for the first half of 2005 compared with $633,000 for the same period one year earlier. Service charges on deposit accounts increased $66,000, or 5.3% to $1.30 million for the six months ended June 30, 2005, compared with $1.24 million for the same period one year earlier. Management had projected service charges on deposit accounts to increase at approximately one-half the rate of growth in average demand deposits, which grew 9.7% from the six months ended June 2004 to the six months ended June 2005. Income on other service charges, commission and fees decreased $14,000 or 2.3% to $609,000 for the six months ended June 30, 2005 compared with $623,000 for the same period one year earlier due to the Bank’s sale its portfolio of merchant card customers during the second quarter of 2004, partially offset by the increase in BOLI income. The result of the sale of the merchant card portfolio was the reduction of service charge income of approximately $90,000 per quarter, offset by an approximate $90,000 per quarter reduction in merchant card operating expenses.
TOTAL OTHER EXPENSES. Total other expenses increased 5.5% or $411,000 to $7.92 million for the six months ended June 30, 2005, compared with $7.51 million for the six months ended June 30, 2004. The growth in other expenses was within management’s internal projections of 5% to 6% growth. Salary and benefit expenses increased $294,000 or 7.6% from the six months ended June 30, 2004 to the six months ended June 30, 2005. The primary causes for the growth in salary and benefit expense were the increases in retirement plans and medical insurance expense, and customary annual salary increases. Net occupancy expenses increased $36,000 or 8.3% from the six months ended June 30, 2004 to the six months ended June 30, 2005 reflecting the occupancy expenses of the Bealeton branch that were not present in the first three months of 2004. Furniture and equipment expenses increased $28,000 or 4.5% over the same time period, reflecting the increase in computer software depreciation and related maintenance contracts. Other operating expenses increased $54,000 or 2.1%, reflecting increases in legal and accounting fees related to compliance with Sarbanes-Oxley.
COMPARISON OF JUNE 30, 2005 AND DECEMBER 31, 2004 FINANCIAL CONDITION
Assets totaled $448.0 million at June 30, 2005, an increase of 4.4% or $18.8 million from $429.2 million at December 31, 2004. Balance sheet categories reflecting significant changes include cash and due from banks, loans, deposits, and federal funds purchased. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. At June 30, 2005, cash and due from banks totaled $19.8 million, reflecting an increase of $10.8 million from $8.9 million at December 31, 2004. The increase in cash and due from banks was the result of temporarily increasing the Bank’s deposits with the Federal Reserve Bank of Richmond in order to satisfy reserve requirements.
LOANS. Net loans were $352.3 million at June 30, 2005, which is an increase of $14.5 million or 4.3% from $337.8 million at December 31, 2004. The growth in total loans is attributable to an increase of $12.0 million in commercial and industrial loans and an increase of $9.1 million in mortgage loans collateralized by 1-to-4 family residential real estate, primarily in the form of revolving lines of credit. This growth was partially offset by a $3.0 million decrease in construction loans. The Bank’s loans are made primarily to customers located within the Bank’s primary market area.
DEPOSITS. At June 30, 2005, total deposits were $384.9 million, reflecting an increase of $10.2 million or 2.7% from $374.7 million at December 31, 2004. The growth was attributable to growth in noninterest-bearing deposits, which increased $10.6 million, partially offset by a $0.4 million decline in interest-bearing deposits. The Bank expects to increase its deposits in the second half of 2005 and beyond through the continued expansion of its branch network, as well as by offering value-added demand deposit products, and selective rate premiums on interest-bearing deposits.
FEDERAL FUNDS PURCHASED. Federal funds purchased were $5.0 million at June 30, 2005, compared with no funds purchased at December 31, 2004. These funds were purchased to temporarily fund the Bank’s deposits with the Federal Reserve Bank of Richmond in order to satisfy reserve requirements.
ASSET QUALITY
Non-performing assets consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued, or repossessed property, in most cases automobiles. Management evaluates all loans that are 90 days or more past due, as well as loans that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency. Non-performing assets totaled $244,000 or 0.07% of total loans at June 30, 2005, as compared with $183,000 or 0.05% of total loans at December 31, 2004, and $968,000 or 0.30% of total loans at June 30, 2004. Loans that were 90 days past due and accruing interest totaled $163,000 and $162,000 at June 30, 2005 and December 31, 2004, respectively. No loss is anticipated on these loans based on the value of the underlying collateral and other factors. There are no loans, other than those disclosed above, as either non-performing or impaired, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. The largest concentrations of loans to borrowers engaged in similar activities are $23.0 million for land development loans, $21.3 million for hotel/motel/inn loans, and $10.9 million for child care facility loans. These three loan concentrations represent 6.5%, 6.0%, and 3.1% of total loans, respectively, at June 30, 2005.

CONTRACTUAL OBLIGATIONS
As of June 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in The Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
CAPITAL RESOURCES
Total shareholders’ equity was $33.6 million at June 30, 2005 compared to $31.9 million at December 31, 2004, an increase of $1.7 million, or 5.4%. The increase in the accumulated other comprehensive loss component of shareholders’ equity from December 31, 2004 to June 30, 2005 reduced shareholders’ equity by $266,000 or 0.8% as a result of rising short-and-medium term interest rates.
The Company’s shareholders’ equity was also reduced $10,000 due to the repurchase of 397 shares of common stock at an average cost of $24.71 during the first six months of 2005 pursuant to the Company’s stock repurchase program. In addition, the Company issued 37,206 shares of the common stock at an average price of $8.55 in connection with stock option exercises under the Company’s stock option plans during the first six months of 2005 for a total addition to shareholders’ equity of $318,000.
During July 2004, the Company instituted a voluntary dividend reinvestment plan (“DRIP”) through which shareholders may purchase shares of common stock through the automatic reinvestment of their dividends. Additionally through the DRIP, shareholders are given the opportunity to purchase additional shares of common stock up to specified dollar amount limits. In April 2005, the Company instituted a voluntary employee stock purchase program (“ESPP”) allowing all Bank employees to purchase shares of common stock through an automatic payroll deduction plan with a minimum deduction of $10.00 and a maximum deduction of $100.00 per pay period. Both the DRIP and ESPP may either buy existing shares in the open market, or issue new shares at the then current fair market value in order to fulfill the share purchase needs of the two plans. The Company currently has registered 250,000 and 100,000 shares of common stock for issuance under the DRIP and ESPP, respectively. For the six months ended June 30, 2005, the Company issued 2,815 newly outstanding shares through the DRIP and ESPP at an average price of $25.42 for a total addition to shareholders’ equity of $72,000.
Banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. Under these guidelines, the $4.0 million of capital securities issued by the Company’s subsidiary trust are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. At both June 30, 2005 and December 31, 2004, the Company and the Bank exceed their minimum regulatory capital ratios. The following table sets forth the regulatory capital ratio calculations for the Company:

REGULATORY CAPITAL RATIOS

	June 30, 2005	December 31, 2004
Tier 1 Capital:
Shareholders’ Equity	$33,628	$31,891
Plus: Unrealized loss on securities available for sale	314	46
Less: Intangible assets, net	(52)	(58)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	37,890	35,879

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,289	4,060

Total Capital	$42,179	$39,939

Risk Weighted Assets:	$342,778	$330,177

Regulatory Capital Ratios:
Leverage Ratio	8.51%	8.30%
Tier 1 to Risk Weighted Assets	11.05%	10.87%
Total Capital to Risk Weighted Assets	12.30%	12.10%
LIQUIDITY
The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank’s commitments to make loans and management’s assessment of the Bank’s ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $20.4 million at June 30, 2005 compared with $9.2 million at December 31, 2004. These assets provide the primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $32.8 million is unpledged and readily salable. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $134.3 million at June 30, 2005 to provide additional sources of liquidity, as well as federal funds borrowing lines of credit with various commercial banks totaling approximately $42.8 million. At June 30, 2005, $18.0 million of the FHLB of Atlanta line of credit and $5.0 million of federal funds borrowing lines of credit were in use.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2005 and December 31, 2004. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(In Thousands)

	June 30, 2005			December 31, 2004
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$42,806	$5,000	$37,806	$37,800	$—	$37,800
Federal Reserve discount window	279		279	369	—	369
Federal Home Loan Bank advances*	81,262	18,000	63,262	80,658	15,000	65,658
Federal funds sold			294			109
Securities, available for sale and unpledged at fair value			32,770			47,232

Total short-term funding sources	$124,347	$23,000	$134,411	$118,827	$15,000	$151,168

Uses:
Unfunded loan commitments and lending lines of credit			$84,135			$71,612
Letters of credit			11,060			11,343

Total potential short-term funding uses			$95,195			$82,955

Ratio of short-term funding sources to potential short-term funding uses			141.2%			182.2%

*	Represents the Lendable Collateral Value of blanket lien with the FHLB of Atlanta as of the date indicated. The Bank’s line of credit with the FHLB of Atlanta had a borrowing limit of $134.3 million and $127.4 million at June 30, 2005 and December 31, 2004, respectively. Additional collateral would be required to be added to the blanket lien for total borrowings in excess of Lendable Collateral Value.
Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Bank’s internal sources of such liquidity are deposits, loan and investment repayments, and securities available for sale. The Bank’s primary external source of liquidity is advances from the FHLB of Atlanta.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.
On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.
In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.
In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on the issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Financial Accounting Standards Board (“FASB”) ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. FASB directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company or its subsidiary to disclose material information otherwise required to be set forth in the Company’s periodic reports.
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject that, in the opinion of management, may materially impact the financial condition of either company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 1998, the Company announced an open market buyback program for its common stock. Initially, the plan authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Each year, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On May 20, 2004, the Board authorized the Company to repurchase up to 264,325 shares (8% of the shares of common stock outstanding on January 1, 2003) beginning January 1, 2003 and continuing until the next Board reset. The Company has repurchased 51,977 shares under the current program from January 1, 2003 through June 30, 2005. No shares were repurchased during the quarter ended June 30, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 17, 2005. A quorum of Shareholders was present, consisting of a total of 2,653,529 shares, all represented by proxy. At the Annual Meeting, the Shareholders elected Class III directors Douglas C. Larson, Randolph T. Minter, and H. Frances Stringfellow to three-year terms. The following Class I and Class II directors whose terms expire in 2006 and 2007 continued in office: John B. Adams, Jr., Randy K. Ferrell, Stanley C. Haworth, C. H. Lawrence, Jr., Brian S. Montgomery, John J. Norman, Jr., Harold P. Neale, Pat H. Nevill, and C. Hunton Tiffany. The Shareholders also ratified the appointment of Smith Elliot Kearns & Company, LLC as independent auditors of the Company for the year ending December 31, 2005.
The vote on each matter was as follows:
1.	For Directors:

	FOR	WITHHELD
Douglas C. Larson	2,530,723	122,806
Randolph T. Minter	2,637,941	15,588
H. Frances Stringfellow	2,549,621	103,908
2. Ratification of the appointment of Smith Elliott Kearns & Company, LLC as the independent auditors for the Company and the Bank:

FOR	AGAINST	ABSTAIN
2,615,512	30,042	7,975

ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999

3.2	Bylaws of Fauquier Bankshares, Inc., incorporated by reference to Exhibit 3(ii) to registration statement on Form 10 filed April 16, 1999

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
10.4.1	Amendment and Termination of Agreement, dated April 21, 2005, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.4.1 to Form 8-K filed April 26, 2005

10.20	Consulting Agreement, dated June 8, 2005, between The Fauquier Bank and C.H. Lawrence, Jr., incorporated by reference to Exhibit 10.20 to Form 8-K filed June 14, 2005.
11	Refer to Part I, Item 1, Footnote 5 to the Consolidated Financial Statements.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

99	Report of Independent Registered Public Accounting Firm
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC. (Registrant)
Date: August 12, 2005	/s/ Randy K. Ferrell
Randy K. Ferrell
President and Chief Executive Officer (principal executive officer)

Date: August 12, 2005	/s/ Eric P. Graap
Eric P. Graap
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)