Form 10-Q
period 2005-09-30
FAUQUIER BANKSHARES INC
filed 2005-11-14
CIK 1083643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 4, 2005, the latest practicable date for determination, 3,447,506 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$17,492,653	$8,944,590
Interest-bearing deposits in other banks	142,458	112,984
Federal funds sold	208,000	109,000
Securities, at fair value	49,425,513	58,594,905
Loans, net of allowance for loan losses of $4,338,156 in 2005 and $4,060,321 in 2004	366,767,923	337,791,782
Bank premises and equipment, net	8,470,730	8,533,619
Accrued interest receivable	1,449,847	1,507,391
Other assets	13,836,742	13,604,948

Total assets	457,793,866	429,199,219

Liabilities
Deposits:
Noninterest-bearing	94,691,194	79,222,524
Interest-bearing	295,196,578	295,433,173

Total deposits	389,887,772	374,655,697
Federal funds purchased	4,500,000	—
Dividends payable	—	508,887
Federal Home Loan Bank advances	22,000,000	15,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	2,638,292	3,019,571
Commitments and contingent liabilities	—	—

Total liabilities	423,150,064	397,308,155

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding, 2005, 3,447,506 shares; 2004, 3,392,580 shares	10,790,694	10,618,775
Retained earnings	24,196,698	21,320,223
Accumulated other comprehensive income (loss), net	(343,590)	(47,934)

Total shareholders’ equity	34,643,802	31,891,064

Total liabilities and shareholders’ equity	$457,793,866	$429,199,219

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30,

	2005	2004
Interest Income
Interest and fees on loans	$5,855,666	$5,131,571
Interest and dividends on securities available for sale:
Taxable interest income	448,791	427,159
Interest income exempt from federal income taxes	13,082	14,381
Dividends	61,656	48,154
Interest on federal funds sold	8,907	19,178
Interest on deposits in other banks	1,400	536

Total interest income	6,389,502	5,640,979

Interest Expense
Interest on deposits	1,275,949	906,465
Interest on federal funds purchased	31,348	15
Interest on Federal Home Loan Bank advances	204,282	185,503
Distribution on capital securities of subsidiary trust	72,272	53,176

Total interest expense	1,583,851	1,145,159

Net interest income	4,805,651	4,495,820

Provision for loan losses	139,167	231,250

Net interest income after provision for loan losses	4,666,484	4,264,570

Other Income
Wealth management income	432,082	336,445
Service charges on deposit accounts	675,440	687,073
Other service charges, commissions and fees	335,506	273,936
Other operating income	18,452	8,891

Total other income	1,461,480	1,306,345

Other Expenses
Salaries and benefits	2,102,809	1,960,821
Net occupancy expense of premises	244,778	221,771
Furniture and equipment	311,403	342,591
Other operating expenses	1,302,490	1,109,791

Total other expenses	3,961,480	3,634,974

Income before income taxes	2,166,484	1,935,941

Income tax expense	693,707	603,956

Net Income	$1,472,777	$1,331,985

Earnings per Share, basic	$0.43	$0.40

Earnings per Share, assuming dilution	$0.41	$0.38

Dividends per Share	$0.16	$0.14

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30,

	2005	2004
Interest Income
Interest and fees on loans	$16,930,296	$14,721,572
Interest and dividends on securities available for sale:
Taxable interest income	1,439,268	1,132,968
Interest income exempt from federal income taxes	39,218	43,172
Dividends	147,155	112,383
Interest on federal funds sold	46,403	39,641
Interest on deposits in other banks	4,230	18,796

Total interest income	18,606,570	16,068,532

Interest Expense
Interest on deposits	3,518,244	2,430,544
Interest on federal funds purchased	58,234	33,817
Interest on Federal Home Loan Bank advances	626,385	592,757
Distribution on capital securities of subsidiary trust	201,872	149,208

Total interest expense	4,404,735	3,206,326

Net interest income	14,201,835	12,862,206

Provision for loan losses	472,917	539,583

Net interest income after provision for loan losses	13,728,918	12,322,623

Other Income
Wealth management income	1,034,450	969,766
Service charges on deposit accounts	1,976,960	1,922,547
Other service charges, commissions and fees	944,925	897,424
Other operating income	34,595	33,208

Total other income	3,990,930	3,822,945

Other Expenses
Salaries and benefits	6,235,035	5,799,404
Net occupancy expense of premises	708,096	649,489
Furniture and equipment	948,531	952,108
Other operating expenses	3,990,144	3,743,251

Total other expenses	11,881,806	11,144,252

Income before income taxes	5,838,042	5,001,315

Income tax expense	1,805,846	1,515,312

Net Income	$4,032,196	$3,486,003

Earnings per Share, basic	$1.18	$1.05

Earnings per Share, assuming dilution	$1.13	$0.99

Dividends per Share	$0.47	$0.41

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Nine Months Ended September 30,

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2003	$10,367,280	$18,082,684	$12,821		$28,462,785
Comprehensive income:
Net income	—	3,486,003	—	3,486,003	3,486,003
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale, net of deferred income taxes of $28,538	—	—	55,397	55,397	55,397

Total comprehensive income	—	—	—	3,541,400	—

Cash dividends	—	(1,363,017)	—		(1,363,017)
Acquisition of 30,570 shares of common stock	(95,684)	(601,147)	—		(696,831)
Net issuance of restricted stock, stock incentive plan (12,557 shares)	39,304		—		39,304
Unearned compensation on restricted stock		—			—
Amortization of unearned compensation, restricted stock awards		26,126			26,126
Exercise of stock options	136,264	210,754	—		347,018

Balance, September 30, 2004	$10,447,164	$19,841,403	$68,218		$30,356,785

Balance, December 31, 2004	$10,618,775	$21,320,224	$(47,934)		$31,891,065
Comprehensive income:
Net income	—	4,032,196	—	$4,032,196	4,032,196
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $152,308	—	—	(295,655)	(295,655)	(295,655)

Total comprehensive income	—	—	—	$3,736,541	—

Cash dividends ($.47 per share)	—	(1,617,192)	—		(1,617,192)
Restricted stock forfeiture	(3,506)	(24,494)	—		(28,000)
Net issuance of restricted stock, stock incentive plan (10,045 shares)	31,441	218,077	—		249,518
Unearned compensation on restricted stock		(249,518)			(249,518)
Amortization of unearned compensation, restricted stock awards		194,720			194,720
Issuance of common stock	12,764	91,937	—		104,701
Exercise of stock options	131,219	230,747	—		361,966

Balance, September 30, 2005	$10,790,694	$24,196,698	$(343,590)		$34,643,802

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30,

	2005	2004
Cash Flows from Operating Activities
Net income	$4,032,196	$3,486,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	879,681	798,695
Provision for loan losses	472,917	539,583
(Gain) on sale of premises and equipment	—	(5,910)
Amortization of security premiums, net	44,714	217,925
Amortization of unearned compensation	194,720	64,218
Changes in assets and liabilities:
(Increase) in other assets	(21,944)	(1,098,980)
(Decrease) in other liabilities	(890,166)	188,227

Net cash provided by operating activities	4,712,118	4,189,761

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	9,589,469	14,202,716
Purchase of securities available for sale	(524,451)	(13,657,652)
Proceeds from sale of premises and equipment	—	5,910
Purchase of premises and equipment	(816,792)	(1,626,318)
Purchase of other investment	(416,300)	—
Net (increase) in loans	(29,449,058)	(27,363,138)

Net cash (used in) investing activities	(21,617,132)	(28,438,482)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(6,328,598)	52,063,292
Net increase (decrease) in certificates of deposit	21,560,673	(411,557)
Federal Home Loan Bank advances	7,000,000	9,000,000
Federal Home Loan Bank principal repayments	—	(14,000,000)
Proceeds from federal funds purchased	4,500,000	—
Repayment from federal funds purchased	—	(2,000,000)
Cash dividends paid	(1,617,191)	(1,793,607)
Issuance of common stock	28,000	348,230
Acquisition of common stock	(28,000)	(696,831)

Net cash provided by financing activities	25,114,884	42,509,527

Increase (decrease) in cash and cash equivalents	8,209,870	18,260,806

Cash and Cash Equivalents
Beginning	9,166,574	11,950,429

Ending	$17,376,444	$30,211,235

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,264,442	$3,170,282

Income taxes	$1,290,000	$1,572,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net	$(447,962)	$83,935

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	General

The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries, Fauquier Statutory Trust I (“Trust I”) and The Fauquier Bank (“the Bank”), and the Bank’s wholly-owned subsidiary Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2005 and December 31, 2004, and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year.

2.	Securities

The amortized cost of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	September 30, 2005
Obligations of U.S. Government corporations and agencies	$40,195,695	$2,074	$(491,676)	$39,706,093
Obligations of states and political subdivisions	961,898	70,527	—	1,032,425
Corporate Bonds	6,000,000	—	(83,750)	5,916,250
Mutual Funds	264,491	—	(1,766)	262,725
FHLMC Preferred Bank stock	441,000	—	(16,000)	425,000
Restricted investments:
Federal Home Loan Bank stock	1,848,100	—	—	1,848,100
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$49,946,104	$72,601	$(593,192)	$49,425,513

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2004
Obligations of U.S. Government corporations and agencies	$49,352,582	$175,475	$(238,296)	$49,289,761
Obligations of states and political subdivisions	961,515	60,037	—	1,021,552
Corporate Bonds	6,000,000	—	(68,750)	5,931,250
Mutual Funds	256,524		(1,095)	255,429
FHLMC Preferred Bank stock	441,000	—	—	441,000
Restricted investments:
Federal Home Loan Bank stock	1,431,800	—	—	1,431,800
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
The Bankers Bank Stock	102,113	—	—	102,113

	$58,667,534	$235,512	$(308,141)	$58,594,905

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2005
	Amortized	Fair
	Cost	Value
Due in one year or less	$6,680	$6,741
Due after one year through five years	19,890,806	19,559,896
Due after five years through ten years	1,921,556	1,891,991
Due after ten years	25,338,550	25,196,140
Equity Securities	2,788,511	2,770,745

	$49,946,104	$49,425,513

The following table shows the Company’s investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, Corporations & agencies	$23,133,350	$(202,679)	$12,716,633	$(307,123)	$35,849,983	$(509,802)

Corporate Bonds	4,952,500	(47,500)	963,750	(36,250)	5,916,250	(83,750)

Subtotal, debt securities	28,085,850	(250,179)	13,680,383	(343,373)	41,766,233	(593,552)

Preferred Stock	441,000	(16,000)	—	—	441,000	(16,000)
Mutual Fund	—	—	264,491	(1,766)	264,491	(1,766)

Total temporary impaired securities	$28,526,850	$(266,179)	$13,944,874	$(345,139)	$42,471,724	$(611,318)

The nature of the securities which are temporarily impaired for a continuous 12 months or more can be segmented into three groups. The first group consists of two Federal Agency bonds totaling $6.8 million with a temporary loss of approximately $183,000. Both bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors. The bonds within this group have maturity dates of 15 months and 34 months. The Company has the ability to hold these bonds to maturity.
The second group consists of three Federal agency mortgage-backed securities totaling $5.9 million with a temporary loss of approximately $124,000. The securities within this group have estimated maturity dates ranging from 56 months to 164 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Company has the ability to hold these bonds to maturity.
The third group consists of one corporate bond, rated A2 by Moody’s, totaling $963,750 with a temporary loss of approximately $36,000. This bond has a remaining maturity of approximately 29 years, but can be called at par on its five year anniversary. If not called, the bond reprices, every three months at a fixed index above LIBOR. The Company has the ability to hold this bond to its maturity.
The carrying value of securities pledged to secure deposits and for other purposes amounted to $18,993,247 and $9,695,444 at September 30, 2005 and December 31, 2004, respectively.

3. Loans
     A summary of the balances of loans follows:

	September 30,	December 31,
	2005	2004
	(Thousands)
Real estate loans:
Construction	$22,990	$29,270
Secured by farmland	612	965
Secured by 1-to-4 family residential	150,495	136,165
Other real estate loans	115,347	100,757
Commercial and industrial loans (except those secured by real estate)	33,954	24,036
Consumer installment loans	38,183	41,088
All other loans	9,981	9,941

Total loans	$371,562	$342,222
Unearned income	(456)	(370)
Allowance for loan losses	4,338	4,060

Net loans	$366,768	$337,792

     Analysis of the allowance for loan losses follows:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2005	2004	2004
Balance at beginning of period	$4,060,321	$3,575,002	$3,575,002
Provision charged to operating expense	472,917	539,583	539,583
Recoveries added to the allowance	46,657	29,546	300,830
Loan losses charged to the allowance	(241,739)	(185,890)	(355,094)

Balance at end of period	$4,338,156	$3,958,241	$4,060,321

     Nonperforming assets consist of the following:

	September 30,	December 31,
	2005	2004
	(Thousands)
Nonaccrual loans	$78	$62
Restructured loans	—	—

Total nonperforming loans	78	62
Foreclosed property	155	121

Total nonperforming assets	$233	$183

Total loans past due 90 days or more and still accruing interest totaled $28,000 on September 30, 2005 and $162,000 on December 31, 2004, respectively.
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

	Three Months		Nine Months		Nine Months
	Ended		Ended		Ended
	September 30, 2005		September 30, 2005		September 30, 2004
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3,445,200	$0.43	3,429,161	$1.18	3,318,458	$1.05

Effect of dilutive securities, stock options	131,093		129,600		189,582

Diluted earnings per share	3,576,293	$0.41	3,558,761	$1.13	3,508,040	$0.99

6.	Stock-Based Compensation

At September 30, 2005, the Company has one stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the Company had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been applied to stock-based compensation.

	September 30, 2005	September 30, 2004
Net Income, as reported	$4,032,196	$3,486,003
Deduct: Total stock-based employee compensation expense determined based on fair value method of awards, net of tax	—	(48,752)

Pro forma net income	$4,032,196	$3,437,251

Earnings per share:
Basic — as reported	$1.18	$1.05
Basic — pro forma	1.18	1.04
Diluted — as reported	1.13	0.99
Diluted — pro forma	1.13	0.98
7.	Employee Benefit Plan

The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the periods ended September 30, 2005 and 2004.

	Nine Months Ended
	September 30,
	2005	2004
Service cost	$287,240	$341,877
Interest cost	170,240	304,269
Expected return on plan assets	(150,858)	(294,861)
Amortization of transition obligation/(asset)	(9,490)	(14,235)
Amortization of prior service cost	3,884	5,826
Recognized net actuarial loss	31,156	29,517

Net periodic benefit cost	$332,172	$372,393

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1,186,714 to its pension plan in 2005. As of September 30, 2005, contributions totaling $1,186,714 have been made. The Company presently anticipates no additional contributions to fund its pension plan in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of management, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in:
•	interest rates,

•	general economic conditions,

•	housing valuations within our market area

•	the legislative/regulatory climate,

•	monetary and fiscal policies of the U.S. Government, including the policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System,

•	the quality or composition of The Fauquier Bank’s (“the Bank”) loan or investment portfolios,

•	competition,

•	demand for financial products and services in our market area, and

•	accounting principles, policies and guidelines.
These risks and uncertainties should be considered in evaluating forward-looking statements in this report, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.
GENERAL
Fauquier Bankshares, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company engages in its business through the Bank, and has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,447,506 shares of common stock, par value $3.13 per share, held by approximately 387 holders of record on September 30, 2005.
The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, New Baltimore, Sudley Road-Manassas, Old Town-Manassas and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. During the March 2005 quarter, the Bank signed a lease for its ninth full service branch in Haymarket, Virginia, scheduled to open in the second half of 2006. The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.
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
The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Bankers Investments Group, LLC, a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. Bankers Insurance consists of a consortium of 59 Virginia community bank owners; Bankers Investments Group is owned by 30 Virginia community banks; and Bankers Title Shenandoah is owned by 10 Virginia community banks.
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
ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Then the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-to-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the formula allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. We also consider trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The formula allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. In addition, an unallocated reserve is maintained to recognize the imprecision in estimating and measuring inherent losses on individual loans or pools of loans.

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
Net income of $1.47 million for the quarter ended September 30, 2005 was a 10.6% increase from the September 2004 quarter net income of $1.33 million. Net income for the nine months ended September 30, 2005 was $4.03 million, or an increase of 15.7% from the same nine months one year earlier. The net income results were consistent with management’s internal projections. The Company and the Bank have continued to experience growth across all of the primary operating businesses; specifically, commercial and retail lending, deposits, and assets under WMS management. Both loan and deposit growth have been the result of the continued refinement of pricing methodologies and expanding product offerings in an effort to increase lending and deposit gathering activities without sacrificing the existing credit quality standards or significantly increasing interest rate risk. The result of this effort has been a 13.9% increase in net loans outstanding from September 30, 2004 to September 30, 2005. Over the same twelve-month time period, total deposits increased 4.6%. WMS assets under management grew to $254.1 million, or an approximate increase of 7.8%, from September 30, 2004 to September 30, 2005.
Management continues the expansion of its branch network into western Prince William County, having signed a lease for a full service branch in Haymarket, Virginia, scheduled to open during the second half of 2006. Additionally, the Bank seeks to add to its branch network in western Prince William County, as well as Fauquier County, looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its current marketplace.
COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
NET INCOME. Net income for the three months ended September 30, 2005 was $1.47 million or $0.41 per diluted share compared with $1.33 million or $0.38 per diluted share for the three months ended September 30, 2004. The $141,000 or 10.6% increase in net income for the quarter was fundamentally in line with management expectations, and was largely the result of an increase in net interest income.
NET INTEREST INCOME. Net interest income increased $310,000 or 6.9% to $4.81 million for the three months ended September 30, 2005 compared with $4.50 million for the three months ended September 30, 2004. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. In addition, the net interest margin, computed on a tax equivalent basis, for the September 2005 quarter was 4.63%, compared with 4.61% for the same quarter one year earlier.
Average interest-earning assets grew 6.2% to $411.0 million for the third quarter of 2005 compared with $387.1 million for the third quarter of 2004. The yield on average interest-earning assets was 6.15% for the September 2005 quarter compared with 5.78% for the September 2004 quarter. Total interest income increased $749,000 or 13.3% to $6.39 million for the three months ended September 30, 2005, compared with $5.64 million for the three months ended September 30, 2004, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities increased $34,000 or 6.9%. Investment securities averaged $50.2 million for the third quarter of 2005 compared with $52.1 million for the same quarter one year earlier. The yield on investment securities was 4.23% on a tax equivalent basis for the third quarter of 2005, compared with 3.82% for the third quarter of 2004. Interest and fees on loans increased $724,000 or 14.1% to $5.86 million for the September 2005 quarter compared with the same quarter one year earlier. Average loans outstanding totaled $359.3 million and earned 6.44% on a tax-equivalent basis for the quarter ended September 30, 2005, compared with $329.2 million and 6.17%, respectively, for the quarter ended September 30, 2004.

Total interest expense increased $439,000 or 38.3% to $1.58 million for the three months ended September 30, 2005 from $1.15 million for the three months ended September 30, 2004. Average interest-bearing liabilities grew 4.9% to $321.3 million for the third quarter of 2005 compared with $306.3 million for the third quarter of 2004, while the average cost on interest-bearing liabilities increased to 1.95% from 1.48% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rates, and the growth in interest-bearing certificates of deposit since the beginning of 2005. Average certificates of deposit balances for the third quarter of 2005 were $100.3 million at an average cost of 3.15%, compared with $78.2 million at an average cost of 2.55% for the same quarter one year earlier. Since the beginning of 2005, there has been a net outflow in the premium interest rate NOW account and the interest-bearing money market account, with a significant amount flowing into certificates of deposit. The average balance for the premium interest rate NOW account was $36.2 million with an average cost of 2.16% for the three months ended September 30, 2005, compared with $35.0 million with an average cost of 2.23% for the same three months in 2004. Interest-bearing NOW account deposits averaged $58.7 million at an average cost of 0.12% for the September 2005 quarter, compared with $56.8 million at an average cost of 0.15% for the September 2004 quarter. Interest-bearing money market deposits averaged $58.4 million at an average cost of 1.57% for the quarter ended September 30, 2005, compared with $73.7 million at an average cost of 0.80% for the same quarter one year earlier. Savings account deposits averaged $41.9 million at an average cost of 0.32% for the September 2005 quarter, compared with $40.9 million at an average cost of 0.35% for the September 2004 quarter. Average FHLB of Atlanta advances were $18.8 million at an average cost of 4.25% for the third quarter of 2005, compared with $17.6 million at an average cost of 4.14% one year earlier.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from nonperforming assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase during the last quarter of 2005 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and the continued flatness of the interest rate yield curve. The Bank’s balance sheet is positioned for a stable or rising interest rate environment, if the various rates along the yield curve move to a similar degree. This means that net interest income is projected to increase if market interest rates rise, and decrease if market interest rates fall, all other things being equal. When shorter-term market interest rates increase to a greater degree than medium-and longer-term market interest rates, or when shorter-term market interest rates decrease to a smaller degree than medium-and longer-term market interest rates, net interest income will decrease, again all other things being equal. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. During the third quarter of 2005, demand deposits, non-premium interest rate NOW accounts, and savings deposits, which represent the relatively non-rate sensitive deposit base, averaged 23.5%, 15.2%, and 10.8% of total average deposits, respectively, while the more interest-rate sensitive time certificates of deposit and premium interest rate NOW accounts averaged 26.0% and 9.4% of total average deposits, respectively. The interest-bearing money market deposits, which have some degree of interest rate sensitivity, but less than certificates of deposit and the premium interest rate NOW accounts, averaged 15.1% of deposits.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three month periods ended September 30, 2005 and 2004. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$352,164	$5,771	6.42%	$320,795	$5,041	6.17%
Tax-exempt (1)	7,010	128	7.17%	7,509	137	7.13%
Nonaccrual	91	—		971	—

Total loans	359,265	5,899	6.44%	329,275	5,178	6.17%

Securities
Taxable	49,124	510	4.15%	50,841	475	3.74%
Tax-exempt (1)	1,029	20	7.70%	1,211	22	7.19%

Total securities	50,153	530	4.23%	52,052	497	3.82%

Deposits in banks	717	1	0.76%	261	1	0.81%
Federal funds sold	902	9	3.87%	5,561	19	1.35%

Total earning assets	411,037	6,439	6.15%	387,149	5,695	5.78%

Less: Reserve for loan losses	(4,362)			(3,839)
Cash and due from banks	18,146			17,041
Bank premises and equipment, net	8,459			8,782
Other assets	15,462			11,598

Total Assets	$448,742			$420,731

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$90,949			$82,410

Interest-bearing deposits
NOW accounts	58,699	18	0.12%	56,789	21	0.15%
Premium NOW accounts	36,165	197	2.16%	35,047	197	2.23%
Money market accounts	58,447	232	1.57%	73,662	149	0.80%
Savings accounts	41,868	34	0.32%	40,939	36	0.35%
Time deposits	100,263	796	3.15%	78,180	503	2.55%

Total interest-bearing deposits	295,442	1,276	1.71%	284,617	906	1.26%

Federal funds purchased and securities sold under agreements to repurchase	2,946	31	4.22%	3	—	1.86%
Federal Home Loan Bank advances	18,804	204	4.25%	17,554	186	4.14%
Capital Securities of Subsidiary Trust	4,124	72	6.86%	4,124	53	5.05%

Total interest-bearing liabilities	321,316	1,584	1.95%	306,298	1,146	1.48%

Other liabilities	2,377			2,451
Shareholders’ equity	34,100			29,572

Total Liabilities & Shareholders’ Equity	$448,742			$420,731

Net interest spread		$4,855	4.20%		$4,549	4.30%

Interest expense as a percent of average earning assets			1.53%			1.17%
Net interest margin			4.63%			4.61%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the three month periods ended September 30, 2005 and 2004. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Three Months Ended September 30, 2005 Compared to
	Three Months Ended September 30, 2004
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$730	$501	$229
Loans; tax-exempt (1)	(9)	(10)	1
Securities; taxable	35	(14)	49
Securities; tax-exempt (1)	(2)	(4)	2
Deposits in banks	—	—	—
Federal funds sold	(10)	(16)	6

Total Interest Income	744	457	287

INTEREST EXPENSE
NOW accounts	(3)	—	(3)
Premium NOW accounts	—	—	—
Money market accounts	83	(22)	105
Savings accounts	(2)	1	(3)
Time deposits	292	160	132
Federal funds purchased and securities sold under agreements to repurchase	31	31	—
Federal Home Loan Bank Advances	18	14	4
Capital Securities of Subsidiary Trust	19	—	19

Total Interest Expense	438	184	254

Net Interest Income	$306	$273	$33

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
The monitoring and management of net interest income is the responsibility of the Bank’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of the Bank’s senior management.
PROVISION FOR LOAN LOSSES. The provision for loan losses was $139,000 and $231,000 for the three months ended September 30, 2005 and 2004, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and nonperforming loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.

TOTAL OTHER INCOME. Total other income increased by $155,000 or 11.9% from $1.31 million for the three months ended September 30, 2004 to $1.46 million for the three months ended September 30, 2005. Wealth management income increased $96,000 or 28.4% to $432,000 for the September 2005 quarter compared with $336,000 for the same quarter one year earlier. The increase in Wealth management income was primarily the result of receiving fee income on the settlement of an estate that was previously deemed doubtful. Wealth management income is projected to stabilize at levels more comparable to those of the first six months of 2005, rather than the recent third quarter, during the remainder of 2005 and 2006, and to show moderate growth over the longer term. Management seeks to increase the level of its future fee income from WMS through the increase of its market share within its marketplace. Service charges on deposit accounts decreased $12,000, or 1.7% to $675,000 for the quarter ended September 30, 2005, compared with $687,000 for the same quarter one year earlier. Based on recent history prior to the September 2005 quarter, management projects that service charges on deposit accounts will increase at approximately one-half the rate of growth in average demand deposit accounts in the future. Since average demand deposit accounts grew 10.4% from the September 2004 quarter to the September 2005 quarter, service charges on deposits were below expectations for the September 2005 quarter. The impact of Check 21 legislation on deposit account service charges during the remainder of 2005 is difficult to predict. Effective October 28, 2004, the Check Clearing for the 21st Century Act (“Check 21”) is designed to facilitate check truncation by authorizing substitute checks, to foster innovation in the check collection system without mandating receipt of checks in electronic form, and to improve the overall efficiency of the nation’s payments system. Over the long term, Check 21 may reduce service charges on transaction deposit accounts, but may also reduce related operational expenses to an equal, and possibly greater, amount. Income on other service charges, commission and fees increased $62,000 or 22.5% to $336,000 for the quarter ended September 30, 2005 compared with $274,000 one year earlier. This was primarily due to the increase in income earned on Bank Owned Life Insurance (“BOLI”).
TOTAL OTHER EXPENSES. Total other expenses increased 9.0% or $327,000 to $3.96 million for the three months ended September 30, 2005, compared with $3.63 million for the three months ended September 30, 2004. The growth in other expenses was within management’s internal projections of 8% to 9% growth. Salary and benefit expenses increased $142,000, or 7.2% from the September 2004 quarter to the September 2005 quarter. The primary causes for the growth in salary and benefit expense were increases in retirement benefits and medical insurance expense, as well as customary annual salary increases. Full-time equivalent employees totaled 141 at September 30, 2005, compared with 139 full-time equivalent employees one year earlier. Net occupancy expenses increased $23,000 or 10.4% from the September 2004 quarter to the September 2005 quarter. Furniture and equipment expenses decreased $31,000 or 9.1% over the same time period. Other operating expenses increased $193,000 or 17.4%, reflecting increases in legal, accounting, and consulting fees that can be primarily attributed to meeting the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).
Management expects the costs associated with Sarbanes-Oxley compliance to remain level during the remainder of 2005 in connection with preparing to comply with Section 404 for the year ending December 31, 2006. The Bank expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to provide. For the remainder of 2005, the Bank projects to increase staff from its current levels by approximately three full-time equivalent personnel.
COMPARISION OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
NET INCOME. Net income for the nine months ended September 30, 2005 was $4.03 million or $1.13 per diluted share compared with $3.49 million or $0.99 per diluted share for the nine months ended September 30, 2004. The $546,000 or 15.7% increase in net income for the period was fundamentally in line with management expectations, and was largely the result of an increase in net interest income.
NET INTEREST INCOME. Net interest income increased $1.34 million or 10.4% to $14.20 million for the nine months ended September 30, 2005 compared with $12.86 million for the nine months ended September 30, 2004. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. In addition, the net interest margin, computed on a tax equivalent basis, for the nine month period ended September 2005 was 4.63%, compared with 4.58% for the same period one year earlier.

Average interest-earning assets grew $34.6 million or 9.3% to $408.6 million for the first nine months of 2005 compared with $374.0 million for the first nine months of 2004. The yield on average interest-earning assets was 6.07% for the nine months ended September 2005 compared with 5.72% for the same 2004 period. Total interest income increased $2.54 million or 15.8% to $18.61 million for the nine months ended September 30, 2005, compared with $16.07 million for the nine months ended September 30, 2004, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities increased $337,000 or 26.2%. Investment securities averaged $53.8 million for the nine months ended September 30, 2005 compared with $50.2 million for the same period one year earlier. The yield on investment securities was 4.08% on a tax equivalent basis for the first nine months of 2005, compared with 3.44% for the first nine months of 2004. Interest and fees on loans increased $2.21 million or 15.0% to $16.93 million for the nine months ended September 30, 2005 compared with $14.72 million for the same period one year earlier. Average loans outstanding totaled $352.4 million and earned 6.40% on a tax-equivalent basis for the nine months ended September 30, 2005, compared with $315.8 million and 6.20%, respectively, for the nine months ended September 30, 2004.
Total interest expense increased $1.20 million or 37.4% to $4.40 million for the nine months ended September 30, 2005 from $3.21 million for the nine months ended September 30, 2004. Average interest-bearing liabilities grew 8.9% to $322.9 million for the first nine months of 2005 compared with $296.4 million for the first nine months of 2004, while the average cost on interest-bearing liabilities increased to 1.82% from 1.44% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities was due to outflow of deposits from the interest-bearing money market account into the premium interest rate NOW account, as well as the same factors discussed in the “Comparison of Operating Results for the Three Months Ended September 30, 2005 and September 30, 2004.” The average balance for the premium interest rate NOW account was $41.7 million with an average cost of 2.19% for the nine months ended September 30, 2005, compared with $21.9 million with an average cost of 2.24% for the same nine months in 2004. Average certificates of deposit balances for the first nine months of 2005 were $92.3 million at an average cost of 3.01%, compared with $77.9 million at an average cost of 2.51% for the same period in 2004. Interest-bearing NOW account deposits averaged $60.2 million at an average cost of 0.13% for the first nine months of 2005, compared with $56.4 million at an average cost of 0.14% for the same period of 2004. Interest-bearing money market deposits averaged $60.4 million at an average cost of 1.31% for the nine months ended September 30, 2005, compared with $70.3 million at an average cost of 0.81% for the same period in 2004. Savings account deposits averaged $42.4 million at an average cost of 0.33% for the nine months ended September 30, 2005, compared with $40.6 million at an average cost of 0.36% for the nine months ended September 30, 2004. Average FHLB of Atlanta advances were $19.3 million at an average cost of 4.27% for the first nine months of 2005, and $21.7 million at an average cost of 3.59% in 2004.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the nine month periods ended September 30, 2005 and 2004. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$345,089	$16,674	6.38%	$306,797	$14,431	6.19%
Tax-exempt (1)	7,147	388	7.16%	8,074	441	7.18%
Nonaccrual	124	—		965	—

Total loans	352,360	17,062	6.40%	315,836	14,872	6.20%

Securities
Taxable	52,742	1,586	4.01%	48,968	1,245	3.35%
Tax-exempt (1)	1,023	59	7.74%	1,223	65	7.12%

Total securities	53,765	1,645	4.08%	50,191	1,310	3.44%

Deposits in banks	360	4	1.55%	2,908	19	0.85%
Federal funds sold	2,114	46	2.89%	5,038	40	1.05%

Total earning assets	408,599	18,757	6.07%	373,973	16,241	5.72%

Less: Reserve for loan losses	(4,217)			(3,743)
Cash and due from banks	16,890			17,989
Bank premises and equipment, net	8,461			8,264
Other assets	14,975			10,132

Total Assets	$444,708			$406,615

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$86,567			$78,930

Interest-bearing deposits
NOW accounts	60,179	57	0.13%	56,403	61	0.14%
Premium NOW accounts	41,709	682	2.19%	21,948	369	2.24%
Money market accounts	60,396	593	1.31%	70,331	426	0.81%
Savings accounts	42,495	105	0.33%	40,619	109	0.36%
Time deposits	92,329	2,081	3.01%	77,853	1,466	2.51%

Total interest-bearing deposits	297,108	3,518	1.58%	267,154	2,431	1.21%

Federal funds purchased and securities sold under agreements to repurchase	2,363	58	3.30%	3,484	34	1.29%
Federal Home Loan Bank advances	19,337	626	4.27%	21,673	593	3.59%
Capital Securities of Subsidiary Trust	4,124	202	6.46%	4,124	149	4.75%

Total interest-bearing liabilities	322,932	4,404	1.82%	296,435	3,207	1.44%

Other liabilities	2,022			2,157
Shareholders’ equity	33,187			29,093

Total Liabilities & Shareholders’ Equity	$444,708			$406,615

Net interest spread		$14,353	4.25%		$13,034	4.28%

Interest expense as a percent of average earning assets			1.44%			1.14%
Net interest margin			4.63%			4.58%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the nine month periods ended September 30, 2005 and 2004. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Nine Months Ended September 30, 2005 Compared to
	Nine Months Ended September 30, 2004
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$2,243	$1,836	$407
Loans; tax-exempt (1)	(53)	(51)	(2)
Securities; taxable	341	100	241
Securities; tax-exempt (1)	(6)	(13)	7
Deposits in banks	(15)	(78)	63
Federal funds sold	6	(3)	9

Total Interest Income	2,516	1,791	725

INTEREST EXPENSE
NOW accounts	(4)	2	(6)
Premium NOW accounts	313	322	(9)
Money market accounts	167	(51)	218
Savings accounts	(4)	7	(11)
Time deposits	615	299	316
Federal funds purchased and securities sold under agreements to repurchase	24	(38)	62
Federal Home Loan Bank Advances	33	(48)	81
Capital Securities of Subsidiary Trust	53	—	53

Total Interest Expense	1,197	493	704

Net Interest Income	$1,319	$1,298	$21

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES. The provision for loan losses was $473,000 and $540,000 for the nine months ended September 30, 2005 and 2004, respectively. The 12.4% decrease in the provision for loan losses primarily reflects the decline in the rate of loan growth when compared with last year.
TOTAL OTHER INCOME. Total other income increased by $168,000 or 4.4% from $3.82 million for the nine months ended September 30, 2004 to $3.99 million for the nine months ended September 30, 2005. Wealth management income increased $65,000 to $1.03 million for the first nine months of 2005 compared with $970,000 for the same period one year earlier. Service charges on deposit accounts increased $54,000, or 2.8% to $1.98 million for the nine months ended September 30, 2005, compared with $1.92 million for the same period one year earlier. Management had projected service charges on deposit accounts to increase at approximately one-half the rate of growth in average demand deposits, which grew 9.7% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. Income on other service charges, commission and fees increased $48,000 or 5.3% to $945,000 for the nine months ended September 30, 2005 compared with $897,000 for the same period one year earlier due to the increase in BOLI income, partially offset by the Bank’s sale of its portfolio of merchant card customers during the second quarter of 2004. The result of the sale of the merchant card portfolio was the reduction of service charge income of approximately $90,000 per quarter, offset by an approximate $90,000 per quarter reduction in merchant card operating expenses.
TOTAL OTHER EXPENSES. Total other expenses increased 6.6% or $738,000 to $11.88 million for the nine months ended September 30, 2005, compared with $11.15 million for the nine months ended September 30, 2004. The growth in other expenses approximated management’s internal projections of 6% growth. Salary and benefit expenses increased $436,000 or 7.5% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The primary causes for the growth in salary and benefit expense were the increases in retirement plans and medical insurance expense, and customary annual salary increases. Net occupancy expenses increased $59,000 or 9.0% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 reflecting the occupancy expenses of the Bealeton branch that were not present during the first three months of 2004. Furniture and equipment expenses decreased $4,000 or 0.4% over the same time period. Other operating expenses increased $247,000 or 6.6%, reflecting increases in legal, accounting, and consulting fees primarily related to compliance with Sarbanes-Oxley.
COMPARISON OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 FINANCIAL CONDITION
Assets totaled $457.8 million at September 30, 2005, an increase of 6.7% or $28.6 million from $429.2 million at December 31, 2004. Balance sheet categories reflecting significant changes include cash and due from banks, securities, loans, deposits, federal funds purchased, and Federal Home Loan Bank advances. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. At September 30, 2005, cash and due from banks totaled $17.5 million, reflecting an increase of $8.5 million from $8.9 million at December 31, 2004. The increase in cash and due from banks was the result of increasing the Bank’s deposits with the Federal Reserve Bank of Richmond in order to satisfy reserve requirements.
SECURITIES, AT FAIR VALUE. Securities, at fair value, were $49.4 million at September 30, 2005, a decrease of $9.2 million or 15.6% from $58.6 million at December 31, 2004. The proceeds from the repayment of securities was used to fund loan growth.
LOANS. Net loans were $366.8 million at September 30, 2005, which is an increase of $29.0 million or 8.6% from $337.8 million at December 31, 2004. The growth in total loans is attributable to an increase of $14.6 million in mortgage loans collateralized by commercial real estate, an increase of $14.3 million in mortgage loans collateralized by 1-to-4 family residential real estate, primarily in the form of revolving lines of credit, and an increase of $9.9 million in commercial and industrial loans. This growth was partially offset by a $6.3 million decrease in construction loans. The Bank’s loans are made primarily to customers located within the Bank’s primary market area.
DEPOSITS. At September 30, 2005, total deposits were $389.9 million, reflecting an increase of $15.2 million or 4.1% from $374.7 million at December 31, 2004. The growth was attributable to growth in noninterest-bearing deposits, which increased $15.5 million, partially offset by a $0.2 million decline in interest-bearing deposits. The Bank expects to increase its deposits during the last quarter of 2005 and beyond through the continued expansion of its branch network, as well as by offering value-added demand deposit products, and selective rate premiums on interest-bearing deposits.
FEDERAL FUNDS PURCHASED. Federal funds purchased were $4.5 million at September 30, 2005, compared with no funds purchased at December 31, 2004.
FEDERAL HOME LOAN BANK ADVANCES. FHLB advances increased by $7.0 million to $22.0 million at September 30, 2005. The additional FHLB advances were used to help fund third quarter 2005 loan growth.
ASSET QUALITY
Nonperforming assets consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued, or repossessed property, in most cases automobiles. Management evaluates all loans that are 90 days or more past due, as well as loans that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency. Nonperforming assets totaled $233,000 or 0.06% of total loans at September 30, 2005, as compared with $183,000 or 0.05% of total loans at December 31, 2004, and $1.17 million or 0.36% of total loans at September 30, 2004. Loans that were 90 days past due and accruing interest totaled $28,000 and $162,000 at September 30, 2005 and December 31, 2004, respectively. No loss is anticipated on these loans based on the value of the underlying collateral and other factors. There are no loans, other than those disclosed above, as either nonperforming or impaired, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either nonperforming or impaired if such interest-bearing assets were loans. The largest concentrations of loans to borrowers engaged in similar activities are $21.0 million for hotel/motel/inn loans, $15.3 million for land development loans, and $11.2 million for child care facility loans. These three loan concentrations represent 5.6%, 4.1%, and 3.0% of total loans, respectively, at September 30, 2005.
CONTRACTUAL OBLIGATIONS
As of September 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
CAPITAL RESOURCES
Total shareholders’ equity was $34.6 million at September 30, 2005 compared to $31.9 million at December 31, 2004, an increase of $2.8 million, or 8.6%. The increase in the accumulated other comprehensive loss component of shareholders’ equity from December 31, 2004 to September 30, 2005 reduced shareholders’ equity by $296,000 or 0.9% as a result of rising short and medium-term interest rates.
The Company’s shareholders’ equity was also reduced $10,000 due to the repurchase of 397 shares of common stock at an average cost of $24.71 during the first nine months of 2005 pursuant to the Company’s stock repurchase program. In addition, the Company issued 42,320 shares of the common stock at an average price of $8.78 in connection with stock option exercises under the Company’s stock option plans during the first nine months of 2005 for a total addition to shareholders’ equity of $372,000.
During July 2004, the Company instituted a voluntary dividend reinvestment plan (“DRIP”) through which shareholders may purchase shares of common stock through the automatic reinvestment of their dividends. Additionally through the DRIP, shareholders are given the opportunity to purchase additional shares of common stock up to specified dollar limits. In April 2005, the Company instituted a voluntary employee stock purchase program (“ESPP”) allowing all Bank employees to purchase shares of common stock through an automatic payroll deduction plan with a minimum deduction of $10.00 and a maximum deduction of $100.00 per pay period. Both the DRIP and ESPP may either buy existing shares in the open market, or issue new shares at the then current fair market value in order to fulfill the share purchase needs of the two plans. The Company currently has registered 250,000 and 100,000 shares of common stock for issuance under the DRIP and ESPP, respectively. For the nine months ended September 30, 2005, the Company issued 4,078 newly outstanding shares through the DRIP and ESPP at an average price of $25.67 for a total addition to shareholders’ equity of $105,000.
Banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. Under these guidelines, the $4.0 million of capital securities issued by the Company’s subsidiary trust are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. At both September 30, 2005 and December 31, 2004, the Company and the Bank exceed their minimum regulatory capital ratios. The following table sets forth the regulatory capital ratio calculations for the Company:

REGULATORY CAPITAL RATIOS

	September 30, 2005	December 31, 2004
Tier 1 Capital:
Shareholders’ Equity	$34,644	$31,891
Plus: Unrealized loss on securities available for sale	343	46
Less: Intangible assets, net	(45)	(58)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	38,942	35,879

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,280	4,060

Total Capital	$43,222	$39,939

Risk Weighted Assets:	$342,332	$330,177

Regulatory Capital Ratios:
Leverage Ratio	8.51%	8.30%
Tier 1 to Risk Weighted Assets	11.38%	10.87%
Total Capital to Risk Weighted Assets	12.63%	12.10%
LIQUIDITY
The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank’s commitments to make loans and management’s assessment of the Bank’s ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $17.8 million at September 30, 2005 compared with $9.2 million at December 31, 2004. These assets provide the primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $28.3 million is unpledged and readily salable. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $137.3 million at September 30, 2005 to provide additional sources of liquidity, as well as federal funds borrowing lines of credit with various commercial banks totaling approximately $42.8 million. At September 30, 2005, $22.0 million of the FHLB of Atlanta line of credit and $4.5 million of federal funds borrowing lines of credit were in use.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2005 and December 31, 2004. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(In Thousands)

	September 30, 2005			December 31, 2004
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$42,806	$4,500	$38,306	$37,800	$—	$37,800
Federal Reserve discount window	245		245	369	—	369
Federal Home Loan Bank advances*	81,153	22,000	59,153	80,658	15,000	65,658
Federal funds sold			208			109
Securities, available for sale and unpledged at fair value			28,349			47,232

Total short-term funding sources	$124,204	$26,500	$126,261	$118,827	$15,000	$151,168

Uses:
Unfunded loan commitments and lending lines of credit			$92,189			$71,612
Letters of credit			11,360			11,343

Total potential short-term funding uses			$103,549			$82,955

Ratio of short-term funding sources to potential short-term funding uses			121.9%			182.2%

*	Represents the Lendable Collateral Value of blanket lien with the FHLB of Atlanta as of the date indicated. The Bank’s line of credit with the FHLB of Atlanta had a borrowing limit of $137.3 million and $127.4 million at September 30, 2005 and December 31, 2004, respectively. Additional collateral would be required to be added to the blanket lien for total borrowings in excess of Landable Collateral Value.
Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Bank’s internal sources of such liquidity are deposits, loan and investment repayments, and securities available for sale. The Bank’s primary external source of liquidity is advances from the FHLB of Atlanta. Based on recent deposit and loan growth trends, Management projects that the utilization of FHLB of Atlanta advances will increase as a funding source over the near term.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.
On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. At September 30, 2005, the Company had no unvested options outstanding, and does not anticipate that the provisions of SFAS No. 123R will have an impact on the Company’s results of operation in the foreseeable future.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of SFAS No. 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.
In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.
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
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject that, in the opinion of management, may materially impact the financial condition of either company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 1998, the Company announced an open market buyback program for its common stock. Initially, the plan authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Periodically, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On May 20, 2004, the Board authorized the Company to repurchase up to 264,325 shares (8% of the shares of common stock outstanding on January 1, 2003) beginning January 1, 2003 and continuing until the next Board reset. The Company has repurchased 51,977 shares under the current program from January 1, 2003 through September 30, 2005. No shares were repurchased during the quarter ended September 30, 2005.
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
FAUQUIER BANKSHARES, INC.
(Registrant)

Date: November 10, 2005	/s/ Randy K. Ferrell
Randy K. Ferrell
President and Chief Executive Officer (principal executive officer)

Date: November 10, 2005	/s/ Eric P. Graap
Eric P. Graap
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)