Form 10-K
period 2005-12-31
FAUQUIER BANKSHARES INC
filed 2006-03-28
CIK 1083643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005
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
Common Stock, par value $3.13 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
The aggregate market value of the registrant’s common shares held by “non-affiliates” of the registrant, based upon the closing sale price of its common stock on the NASDAQ SmallCap Market System on June 30, 2005, was $74.7 million. Shares held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded as shares held by affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.
The registrant had 3,473,179 shares of common stock outstanding as of March 17, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders to be held on May 16, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,448,786 shares of common stock, par value $3.13 per share, held by approximately 432 holders of record on December 31, 2005. The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased a property in Haymarket, Virginia, where it plans to build its ninth full-service branch office scheduled to open during the first half of 2007.
THE FAUQUIER BANK
The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.
The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Fund. The basic services offered by the Bank include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, traveler’s checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Star and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.
The Bank operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2005, assets managed by WMS increased by $25.0 million to $272.4 million, or 10.1%, when compared with 2004, with revenue increasing from $1.27 million to $1.33 million or 4.8%, over the same time period.
The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Bankers Investments Group, LLC, a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. Bankers Insurance consists of a consortium of 60 Virginia community bank owners; Bankers Investments Group is owned by 32 Virginia community banks; and Bankers Title Shenandoah is owned by 10 Virginia community banks.
The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta. Additional revenues are derived from fees for deposit-related and WMS-related services. The Bank’s principal expenses are the interest paid on deposits and operating and general administrative expenses.
As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission (“SCC”). Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition” below.
As of December 31, 2005, the Company had total consolidated assets of $481.2 million, total loans net of allowance for loan losses of $381.0 million, total consolidated deposits of $391.7 million, and total consolidated shareholders’ equity of $35.6 million.

LENDING ACTIVITIES
The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s total loans, net of allowance, at December 31, 2005 were $381.0 million, or 79.2% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.
The Bank’s primary market area consists of Fauquier and Prince William Counties, Virginia and the surrounding communities. There is no assurance that this area will experience economic growth. Adverse conditions in any one or more of the industries operating in Fauquier or Prince William Counties, or a slow-down in general economic conditions could have an adverse effect on the Company and the Bank.
The Bank’s loans are concentrated in three major areas: real estate loans, consumer loans, and commercial loans. Approximately 9.2% and 10.0% of the Bank’s loan portfolio at December 31, 2005 consisted of commercial and consumer loans, respectively. The majority of the Bank’s loans are made on a secured basis. As of December 31, 2005, approximately 78.4% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans increased 15.7% to $23.19 million for 2005 compared with $20.03 million for 2004. No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.
LOANS SECURED BY REAL ESTATE
ONE TO FOUR (“1-4”) FAMILY RESIDENTIAL LOANS. The Bank’s 1-4 family residential mortgage loan portfolio consists of conventional loans, primarily with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2005, the Bank’s conventional 1-4 family residential loans amounted to $154.0 million, or 39.9% of the total loan portfolio. Substantially all of the Bank’s single-family residential mortgage loans are secured by properties located in the Bank’s service area. The Bank requires private mortgage insurance (“PMI”) if the principal amount of the loan exceeds 80% of the value of the property held as collateral.
CONSTRUCTION LOANS. The majority of the Bank’s construction loans are made to individuals to construct a primary residence. Such loans have a maximum term of nine months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2005, the Bank’s construction loans totaled $27.3 million, or 7.1% of the total loan portfolio.
COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $120.4 million, or 31.2% of total loans at December 31, 2005, and consist principally of commercial loans for which real estate constitutes a source of collateral. These loans are secured primarily by owner-occupied properties. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

CONSUMER LOANS
The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans that are payable on an installment basis. The Bank offers a wide variety of consumer loans, including installment loans, credit card loans, home equity loans, and other secured and unsecured credit facilities. Approximately 89.6% of these loans, on a dollar-value basis, are for terms of six years or less, and are secured by liens on motor vehicles of the borrowers. An additional 1.9% of consumer loans are secured by other personal assets of the borrower, and the remaining 8.5% are made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a six-year amortization schedule. The consumer loan portfolio was $38.7 million or 10.0% of total loans at December 31, 2005.
COMMERCIAL LOANS
The Bank’s commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 82.4% of the Bank’s commercial loans, on a dollar-value basis, with an additional 9.0% secured by the borrower’s accounts receivable, and the remaining 8.6% of commercial loans made on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.
Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank’s loan officers. Certain credit risks are inherent in originating and keeping loans on the Bank’s balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $35.5 million or 9.2% of total loans at December 31, 2005.
DEPOSIT ACTIVITIES
Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers its regular savings, demand, NOW, premium NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 74.5% of the Bank’s total deposits at December 31, 2005. Approximately 25.5% of the Bank’s deposits at December 31, 2005 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 10.0% of the Bank’s total deposits at December 31, 2005. During 2005, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank’s deposits are generated from Fauquier and Prince William Counties. The Bank has not accepted brokered deposits to date, but will continue to evaluate many funding sources, including the use of brokered deposits, as part of its asset/liability management process.
INVESTMENTS
The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock, and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank does not currently engage in any off-balance sheet hedging activities. The Bank’s total investments, at fair value, were $48.4 million, or 10.1% of total assets at December 31, 2005. During 2005, income from investments in 2005 totaled $2.17 million, consisting of interest and dividend income. In 2004, income from investments totaled $1.81 million and consisted of $1.85 million in interest and dividends and $47,000 in loss on securities available for sale.

GOVERNMENT SUPERVISION AND REGULATION
GENERAL. Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly addresses certain provisions of federal and state laws that apply to the Company or the Bank. This summary does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions.
EFFECT OF GOVERNMENTAL MONETARY POLICIES. The earnings and business of the Company and the Bank are affected by the economic and monetary policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and money and setting interest rates in order to influence general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credits, and deposits, and the interest rates paid on liabilities and received on assets. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
SARBANES-OXLEY ACT OF 2002. The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly, and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance, internal controls and reporting procedures. The Company is complying with applicable SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future.
FINANCIAL SERVICES MODERNIZATION LEGISLATION. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Act”), was intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers under a “financial holding company” structure. Under the Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although the Company could qualify to become a financial holding company under the Act, it does not contemplate seeking to do so unless it identifies significant specific benefits from doing so. The Act has not had a material effect on the Company operations. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate with each other, the financial services industry may have experienced further consolidation resulting in a growing number of financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.
BANK HOLDING COMPANY REGULATION. The Company is a one-bank holding company, registered with the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The Company is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the BHC Act. The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be sufficiently related to banking or managing or controlling banks. With some limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: acquiring substantially all the assets of any bank;
acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or merging or consolidating with another bank holding company. In addition, and subject to some exceptions, the BHC Act and the Change in Bank Control Act, together with the regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.

BANK REGULATION. The Bank is chartered under the laws of the Commonwealth of Virginia. The Federal Deposit Insurance Corporation (the “FDIC”) insures its deposits to the maximum extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the Federal Reserve and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to the Bank’s directors, officers and employees; restrictions on the opening and closing of branch offices; requirements regarding the maintenance of prescribed capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. State regulatory authorities also have broad enforcement powers over the Bank, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the Bank’s assets for the benefit of depositors and other creditors.
The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank received a rating of SATISFACTORY at its last CRA performance evaluation as of February 23, 2005.
DIVIDENDS. Dividends from the Bank constitute the primary source of funds for dividends to be paid by the Company. There are various statutory and contractual limitations on the ability of the Bank to pay dividends, extend credit, or otherwise supply funds to the Company, including the requirement under Virginia banking laws that cash dividends only be paid out of net undivided profits and only if such dividends would not impair the capital of the Bank. The Federal Reserve also has the general authority to limit the dividends paid by bank holding companies and state member banks, if the payment of dividends is deemed to constitute an unsafe and unsound practice. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Bank does not expect any of these laws, regulations or policies to materially impact its ability to pay dividends to the Company.
INSURANCE OF DEPOSITS. The Bank’s deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of an insured bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose. The Bank is subject to deposit insurance assessments by the FDIC pursuant to regulations establishing a risk-related deposit insurance assessment system. FDIC semi-annual assessments are based upon the institution’s capital rating according to the supervising regulators.
CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, retained earnings, qualifying perpetual preferred stock, and certain hybrid capital instruments, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, certain hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2005, the Bank had a total risk-based capital ratio of 11.87% and a Tier 1 risk-based capital ratio of 10.72%, and the Company had a total risk-based capital ratio of 11.97% and a Tier 1 risk-based capital ratio of 10.83%.

Each of the federal regulatory agencies has also established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets, or the “leverage ratio”). These guidelines generally provide for a minimum leverage ratio of 4.0% for banks and bank holding companies. As of December 31, 2005, the Bank had a leverage ratio of 8.58%, and the Company had a leverage ratio of 8.66%.
The FDIC Improvement Act of 1991 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action with respect to insured institutions such as the Bank which have total assets of $250 million or more. Annual full-scope, on-site regulatory examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to the institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also re-codified current law under the Federal Reserve Act restricting extensions of credit to insiders.
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
The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank was notified by the Federal Reserve Bank of Richmond that, at December 31, 2005, both the Company and the Bank were considered “well capitalized.”
FEDERAL HOME LOAN BANK (“FHLB”) OF ATLANTA. The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that provide funding to their members for making housing loans as well as loans for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to its members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the Bank. In addition, the Bank is required to pledge collateral for outstanding advances. The borrowing agreement with the FHLB of Atlanta provides for the pledge by the Bank of various forms of securities and mortgage loans as collateral.

USA PATRIOT ACT. The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA PATRIOT Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and a cost of compliance, the USA PATRIOT Act has not materially affected the Bank’s products, services, or other business activities.
MORTGAGE BANKING REGULATION. The Bank’s mortgage banking activities are subject to the rules and regulations of, and examination by the Department of Housing and Urban Development, the Federal Housing Administration, the Department of Veterans Affairs and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.
CONSUMER LAWS AND REGULATIONS. The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act and the Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.
LOANS TO INSIDERS
The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

FUTURE REGULATORY UNCERTAINTY
Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Company cannot forecast how federal regulation of financial institutions may change in the future and impact its operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Company fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.
COMPETITION
The Company encounters strong competition both in making loans and in attracting deposits. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s non-bank competitors are not subject to the same level of federal regulation that governs bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking institutions tend to compete based primarily on price and the number and location of branches while smaller, independent financial institutions tend to compete primarily on price and personal service.
EMPLOYEES
As of December 31, 2005, the Company and the Bank employed 121 full-time employees and 26 part-time employees compared with 119 full-time and 28 part-time employees as of December 31, 2004. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.
AVAILABLE INFORMATION
The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company’s SEC filings are filed electronically and are available to the public over the internet at the SEC’s website at http://www.sec.gov. In addition, any document filed by the Company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. The Company’s website is http://www.fauquierbank.com. The Company makes its SEC filings available through this website under “Investor Relations,” “Documents” as soon as practicable after filing or furnishing the material with the SEC. Copies of documents can also be obtained free of charge by writing to Secretary, Fauquier Bankshares, Inc. at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 540-347-2700.
ITEM 1A. RISK FACTORS
Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.
We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Failure to comply with existing or new laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have an adverse effect on our business, financial condition and results of operations. Regulatory changes may increase our costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products and thus place other entities that are not subject to similar regulation in stronger, more favorable competitive positions, which could adversely affect our growth.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that apply to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, by December 31, 2006 we may be required to comply with Section 404 of the Sarbanes-Oxley Act and issue a report on our internal controls. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly. In the event that we are unable to comply with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
We depend on the services of our key personnel, and a loss of any of those personnel would disrupt our operations and result in reduced revenues.
Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out our strategy. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We may incur losses if we are unable to successfully manage interest rate risk.
Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. We may selectively pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, which, in turn, may affect our growth in loan and retail deposit volume. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates also affect the value of our loans. An increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets or a decrease in loan originations, either of which could have a material and negative effect on our results of operations.. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Fluctuations in market rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.
We may be adversely affected by economic conditions in our market area.
Our marketplace is primarily in Fauquier and western Prince William Counties in northern Virginia. Many, if not most, of our customers live and/or work in the greater Washington, D.C. metropolitan area. Because our lending, deposit gathering, and wealth management services are concentrated in this market, we are affected by the general economic conditions in the greater Washington area. Changes in the economy may influence the growth rate of our loans and deposits, the quality of our loan portfolio and loan and deposit pricing and the performance of our wealth management business. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond our control could decrease the demand for banking products and services generally and/or impair the ability of existing borrowers to repay their loans, which could negatively affect our financial condition and performance.
In recent years, there has been a proliferation of technology and communications businesses in our market area. Although we do not have significant credit exposure to these businesses, a downturn in these industries could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitability. In addition, a downturn in Washington-based federal government employment could have a negative impact on local economic conditions and real estate collateral values, and could also negatively affect our profitability.

We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2005, approximately 40% and 31% of our $381 million loan portfolio were secured by post-construction residential and commercial real estate, respectively, with construction loans representing an additional 7% of our loans secured by real estate. Changes in the real estate market, such as deterioration in market value of collateral, or a decline in local employment, could adversely affect our customers’ ability to pay these loans, which in turn could impact our profitability. If the value of real estate serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan. In that event, we might have to increase the provision for loan losses, which could have a material adverse effect on our operating results and financial condition.
If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.
We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through periodic review of our loan portfolio, we determine the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values that are beyond our control, and these future losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance.
Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.
Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.
The Northern Virginia and the greater Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is therefore a highly competitive banking and mortgage banking market. We face vigorous competition from other banks and other financial service institutions in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, larger lending limits, wider branch networks, and larger marketing budgets. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations and/or tax laws that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. Failure to compete effectively to attract new customers and retain/or retain existing customers may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.
Our business strategy calls for continued growth. We anticipate that we will be able to support our growth strategy primarily through the generation of retained earnings. However, we may need to raise additional capital in the future to support our growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time, and we may not be able to obtain additional capital when needed on terms that are satisfactory to us. This could negatively affect our performance and the value of our common stock. Our growth may be constrained if we are unable to raise additional capital as needed.
The Bank’s ability to pay dividends is subject to regulatory limitations which may affect our ability to pay its obligations and pay dividends.
The Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations which generate cash. We currently depend on the Bank’s cash and liquidity, transferred to the Company as dividends from the Bank, to pay the Company’s operating expenses and dividends to shareholders. No assurance can be made that in the future the Bank will have the capacity to pay the necessary dividends or that the Company will not require dividends from the Bank to satisfy the Company’s obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the state and/or federal bank regulators could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay sufficient dividends to the Company, the Company may not be able to service its obligations as they become due, or pay dividends on the Company’s common stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.
Our recent operating results may not be indicative of our future operating results.
We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all. If we continue to expand, it will be difficult for us to generate similar earnings growth. Consequently, our historical results of operations are not necessarily indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations and competition may also impede our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.
If we cannot maintain our corporate culture as we grow, our business could be harmed.
We believe that a critical contributor to our success has been our corporate culture, which focuses on building personal relationships with our customers. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Bank owns or leases property and operates branches at the following locations:

LOCATION	LEASE/OWN	RENT (ANNUAL)	EXPIRATION	RENEWAL

Main Office * P.O. Box 561	Own	N/A	N/A	N/A
10 Courthouse Square Warrenton, VA 20186

Catlett Office Rt. 28 and 806	Own	N/A	N/A	N/A
Catlett, VA 20119

Sudley Road Office 8091 Sudley Rd.	Lease	$56,245	2009	None
Manassas, VA 20109

Old Town Office	Lease	$39,325 for 2006,		Two additional
Center Street		then $40,700 from		options for 10 years
Manassas, VA 20110		2006 to 2011.		each.

New Baltimore Office 5119 Lee Highway	Own	N/A	N/A	N/A
Warrenton, VA 20187

The Plains Office 6464 Main Street	Own	N/A	N/A	N/A
The Plains, VA 20198

View Tree Office 216 Broadview Avenue	Own	N/A	N/A	N/A
Warrenton, VA 20186

Finance/Accounting Office 98 Alexandria Pike	Lease	$34,230	2007	N/A
Warrenton, VA 20186

Bealeton Office US Rt. 17 & Station Dr.	Own	N/A	N/A	N/A
Bealeton, VA 22712

Haymarket Property	Lease	$150,000 for first 12	2025	Two additional
Market Square at Haymarket		months of occupancy		options for 5 years
Haymarket, VA 20169		and increasing 3% annually.		each.

* The Bank and the Company occupy this location.
All of these properties are in good operating condition and are adequate for the Company’s and the Bank’s present and anticipated future needs. The Bank maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. Management believes this insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of these properties.

ITEM 3. LEGAL PROCEEDINGS
There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject that, in the opinion of management, may materially impact the financial condition of either entity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2005.
EXECUTIVE OFFICERS OF THE REGISTRANT

		First Year as
	Position Held with Company and/or Principal	Executive	Age as of
	Occupations and Directorships During the Past	Officer of	December
Name	Five Years	Company	31, 2005

Randy K. Ferrell	Chief Executive Officer of the Company since May 2004. President of the Company since May 2003. Senior Vice President of the Company from 1994 to May 2003. Chief Executive Officer of the Bank since May 2003. President of the Bank since 2002. Chief Operating Officer of the Bank from 2002 to June, 2003. Executive Vice President of the Bank, Commercial and Retail Banking/MIS from 2001 to 2002. Director of the Company since December 2003. Director of the Bank since 2002.	1994	55

Eric P. Graap	Senior Vice President and Chief Financial Officer of the Company and the Bank since 2000.	2000	52

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded over the counter market on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) on the Capital Market system under the symbol “FBSS”. The Company’s common stock commenced trading December 27, 1999 on NASDAQ. As of March 17, 2006, there were 3,473,179 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 439 holders of record. The following table sets forth the high and low sales prices as reported by the NASDAQ Stock Market for the Company’s common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2005		2004		Dividends per share
	High	Low	High	Low	2005	2004

1st Quarter	$26.50	$24.25	$25.89	$22.50	$0.15	$0.13
2nd Quarter	$26.70	$24.65	$23.75	$20.77	$0.16	$0.14
3rd Quarter	$27.73	$25.76	$24.15	$21.10	$0.16	$0.14
4th Quarter	$27.00	$23.87	$25.90	$22.50	$0.175	$0.15
The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. The Company’s ability to pay cash dividends will depend entirely upon the Bank’s ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2005, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $9.3 million.
In September 1998, the Company announced an open market buyback program for its common stock. Initially, the plan authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Periodically, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On May 20, 2004, the Board authorized the Company to repurchase up to 264,325 shares (8% of the shares of common stock outstanding on January 1, 2003) beginning January 1, 2003 and continuing until the next Board reset, which occurred on January 19, 2006. The Company repurchased 51,580 shares under the program from January 1, 2003 through December 31, 2005. No shares were repurchased during the quarter ended December 31, 2005.
On January 19, 2006, the Board authorized the Company to repurchase up to 206,927 shares (6% of the shares of common stock outstanding on January 1, 2006) beginning January 1, 2006 and continuing until the next Board reset.
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

SELECTED FINANCIAL DATA

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001
EARNINGS STATEMENT DATA:
Interest income	$25,414	$21,978	$19,136	$19,496	$19,785
Interest expense	6,338	4,411	4,001	5,082	7,221

Net interest income	19,076	17,567	15,135	14,414	12,564
Provision for loan losses	473	540	784	346	350

Net interest income after provision for loan losses	18,603	17,027	14,351	14,068	12,214
Noninterest income	5,268	5,086	4,780	3,866	3,836
Securities gains (losses)	—	(47)	248	34	—
Noninterest expense	15,653	14,848	13,222	12,296	10,938

Income before income taxes	8,218	7,218	6,157	5,672	5,112
Income taxes	2,517	2,240	1,821	1,742	1,597

Net income	$5,701	$4,978	$4,336	$3,930	$3,515

PER SHARE DATA: (1)
Net income per share, basic	1.66	1.49	1.31	1.18	1.03
Net income per share, diluted	1.60	1.41	1.24	1.14	1.01
Cash dividends	0.645	0.56	0.48	0.41	0.36
Average basic shares outstanding	3,434,093	3,329,367	3,308,124	3,312,084	3,406,866
Average diluted shares outstanding	3,562,564	3,509,032	3,480,588	3,460,128	3,473,696
Book value at period end	10.32	9.40	8.59	8.00	7.21

BALANCE SHEET DATA:
Total Assets	$481,245	$429,199	$378,584	$321,499	$285,202
Loans, net	381,049	337,792	295,312	213,698	207,453
Investment securities	48,391	58,595	52,386	71,737	36,908
Deposits	391,657	374,656	321,129	273,668	243,747
Shareholders’ equity	35,579	31,891	28,463	26,431	24,157

PERFORMANCE RATIOS:
Net interest margin(2)	4.67%	4.68%	4.80%	5.24%	5.02%
Return on average assets	1.27%	1.21%	1.24%	1.29%	1.28%
Return on average equity	16.94%	16.82%	15.84%	15.74%	14.73%
Dividend payout	38.95%	37.60%	36.63%	34.51%	34.76%
Efficiency ratio(3)	63.77%	65.12%	65.17%	66.44%	65.78%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans, net	1.11%	1.19%	1.20%	1.34%	1.36%
Non-performing loans to allowance for loan losses	4.60%	4.51%	27.06%	29.20%	31.96%
Non-performing assets to period end loans and other repossessed assets	0.05%	0.05%	0.33%	0.39%	0.43%
Net charge-offs to average loans	0.08%	0.02%	0.04%	0.14%	0.02%

CAPITAL RATIOS:
Leverage	8.66%	8.30%	8.58%	9.35%	8.30%
Risk Based Capital Ratios:
Tier 1 capital	10.83%	10.87%	11.51%	14.26%	12.00%
Total capital	11.97%	12.10%	12.76%	15.52%	13.25%

(1)	2001 and 2002 amounts have been restated to reflect a two-for-one stock splits during 2002.

(2)	Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Corporation’s net yield on its earning assets.

(3)	Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and non-interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
FORWARD-LOOKING STATEMENTS
In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the Bank’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.
For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Risk Factors” in Item 1A of this report.
CRITICAL ACCOUNTING POLICIES
GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in our estimates. In addition, GAAP itself may change from one previously acceptable accounting method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact the Company’s transactions could change.
ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on three basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.
The Company’s allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Then the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in the specific allowances.

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
The Bank has become the primary, independent community bank in its immediate market area. It seeks to be the primary financial service provider for its market area by providing the right mix of consistently high quality customer service, efficient technological support, value-added products, and a strong commitment to the community.
Net income of $5.70 million in 2005 was a 14.5% increase from 2004 net income of $4.98 million. The Company and the Bank experienced growth across all primary operating businesses with growth in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. During 2003, the Bank modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. The result of this was a 12.8%, 14.4% and 38.2% increase in net loan outstandings in 2005, 2004, and 2003, respectively. Deposits increased 4.5% from year-end 2004 to year-end 2005, and 16.7% from year-end 2003 to year-end 2004. In 2004, the Bank gained in-market customers who grew dissatisfied with the service and pricing resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. This trend slowed significantly during 2005. Assets under management grew 12.1% and 13.0%, respectively, during 2005 and 2004 as management continued to focus more resources toward its WMS business.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2006 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions. Additionally, the Bank’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and to decrease if market interest rates fall, assuming no change in the shape of the interest rate yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. During 2005, demand deposits, NOW, and savings deposits averaged 22.8%, 15.4%, and 10.9% of total average deposits, respectively, while the more interest-rate sensitive Premium NOW, money market accounts, and certificates of deposit averaged 10.0%, 16.4% and 24.5% of total average deposits, respectively.
The Bank continues to have strong credit quality as evidenced by non-performing loans totaling $195,000 or 0.05% of total loans at December 31, 2005, as compared with $183,000, or 0.05% of total loans at December 31, 2004. The provision for loan losses was $473,000 for 2005 compared with $540,000 for 2004. The $67,000 or 12.4% decrease in the provision for loan losses from 2004 to 2005 was largely in response to the continuation in the low level of non-performing loans over the last year, partially offset by the growth in new loan originations during 2005.
Management seeks to continue the expansion of its branch network. During 2004, a new branch opened in Bealeton, Virginia in the southern part of Fauquier County. The Bank looks to add to its branch network in western Prince William County beyond the addition of a retail branch office in Haymarket during 2007. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income from deposits and wealth management services through the increase of its market share within its marketplace.

The following table presents a quarterly summary of earnings for the last two years. In 2005, earnings exhibited increasing profitability from recurring sources when compared with the same quarter from the prior year, primarily the result of the steady and continuous growth in net interest income.
EARNINGS
(In Thousands)

	Three Months Ended 2005				Three Months Ended 2004
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31

Interest income	$6,807	$6,390	$6,332	$5,885	$5,910	$5,641	$5,320	$5,107
Interest expense	1,933	1,584	1,491	1,330	1,205	1,145	1,039	1,022

Net Interest Income	4,874	4,806	4,841	4,555	4,705	4,496	4,281	4,085
Provision for loan losses	—	139	209	125	—	231	154	154

Net interest income after provision for loan losses	4,874	4,667	4,632	4,430	4,705	4,265	4,127	3,931
Other Income	1,278	1,461	1,267	1,262	1,216	1,306	1,258	1,258
Other Expense	3,772	3,961	4,101	3,819	3,704	3,635	3,832	3,677

Income before income taxes	2,380	2,167	1,798	1,873	2,217	1,936	1,553	1,512
Income tax expense	711	694	549	563	725	604	469	442

Net income	$1,669	$1,473	$1,249	$1,310	$1,492	$1,332	$1,084	$1,070

Net income per share, basic	$0.49	$0.43	$0.36	$0.38	$0.44	$0.40	$0.33	$0.32

Net income per share, diluted	$0.47	$0.41	$0.35	$0.37	$0.42	$0.38	$0.31	$0.30
2005 COMPARED WITH 2004
Net income of $5.70 million in 2005 was a 14.5% increase from 2004 net income of $4.98 million. Earnings per share on a fully diluted basis were $1.60 in 2005 compared to $1.41 in 2004. Profitability as measured by return on average equity increased from 16.82% in 2004 to 16.94% in 2005. Profitability as measured by return on average assets increased from 1.21% in 2004 to 1.27% in 2005.
2004 COMPARED WITH 2003
Net income of $4.98 million in 2004 was a 14.8% increase from 2003 net income of $4.34 million. Earnings per share on a fully diluted basis were $1.41 in 2004 compared to $1.24 in 2003. Profitability as measured by return on average equity increased from 15.84% in 2003 to 16.82% in 2004. Profitability as measured by return on average assets decreased from 1.24% in 2003 to 1.21% in 2004.
NET INTEREST INCOME AND EXPENSE
2005 COMPARED WITH 2004
Net interest income increased $1.51 million or 8.6% to $19.08 million for the year ended December 31, 2005 from $17.57 million for the year ended December 31, 2004. This increase resulted from an increase in total average earning assets from $380.4 million in 2004 to $412.7 million in 2005, partially offset by a one basis point decrease in the net interest margin. The percentage of average earning assets to total assets decreased in 2005 to 91.8% from 92.1% in 2004. The Company’s net interest margin remained virtually unchanged, decreasing from 4.68% in 2004 to 4.67% in 2005.

Total interest income increased $3.43 million or 15.6% to $25.41 million in 2005 from $21.98 million in 2004. This increase was due to the increase in total average earning assets of $32.3 million from 2004 to 2005, as well as the 22 basis point increase in the average yield on loans and the 50 basis point increase in the average yield on investments.
Average loan balances increased from $321.0 million in 2004 to $358.3 million in 2005. The average yield on loans increased to 6.52% in 2005 compared with 6.30% in 2004. Together, there was a $3.15 million increase in interest and fee income from loans for 2005 compared with 2004.
Average investment security balances remained relatively stable increasing $851,000 from $51.6 million in 2004 to $52.5 million in 2005. The tax-equivalent average yield on investments increased from 3.65% in 2004 to 4.15% in 2005. Together, there was an increase in interest and dividend income on security investments of $321,000 or 17.3%, from $1.85 million in 2004 to $2.17 million in 2005. Average federal funds sold balances decreased $4.0 million from $5.6 million in 2004 to $1.6 million in 2005. The average yield on federal funds sold increased from 1.29% in 2004 to 2.90% in 2005. Together, there was a $25,000 decrease in federal funds sold income from 2004 to 2005.
Total interest expense increased $1.93 million or 43.7% from $4.41 million in 2004 to $6.34 million in 2005 primarily due to the increase in cost on interest-bearing deposits resulting from the increase in short term market interest rates and the growth in the Bank’s Premium NOW account and certificate of deposit accounts. Interest paid on deposits increased $1.55 million from $3.40 million in 2004 to $4.95 million in 2005. Average deposit balances grew $29.3 million, primarily in demand deposits, Premium NOW accounts, and certificates of deposit. The average rate on certificates of deposit increased from 2.55% in 2004 to 3.08% in 2005. Interest expense on federal funds purchased increased $167,000 from 2004 to 2005 due to the $2.5 million increase in average federal funds purchased and the 267 basis point increase in their average cost from 2004 to 2005. Interest expense on FHLB of Atlanta advances increased $141,000 from 2004 to 2005 due to the $630,000 increase in average FHLB advances and the 57 basis point increase in their average cost from 2004 to 2005. The average rate on total interest-bearing liabilities increased from 1.47% in 2004 to 1.94% in 2005.
2004 COMPARED WITH 2003
Net interest income for 2004 increased $2.43 million or 16.1% to $17.57 million for the year ended December 31, 2004 from $15.14 million for the year ended December 31, 2003. This increase resulted from an increase in total average earning assets from $320.8 million in 2003 to $380.4 million in 2004, partially offset by a 12 basis point decrease in the net interest margin. The percentage of average earning assets to total assets increased in 2004 to 92.1% from 91.6% in 2003. The Company’s’ net interest margin decreased from 4.80% in 2003 to 4.68% in 2004.
Total interest income increased $2.84 million or 14.9% to $21.98 million in 2004 from $19.14 million in 2003. This increase was due to the increase in total average earning assets of $59.8 million from 2003 to 2004. Average loan balances increased from $253.4 million in 2003 to $321.0 million in 2004. The average yield on loans decreased to 6.30% in 2004 compared with 6.86% in 2003. Together, there was a $2.87 million increase in interest and fee income from loans for 2004 compared with 2003. Average investment security balances decreased $11.1 million from $62.7 million in 2003 to $51.6 million in 2004, primarily due to the decrease in excess liquidity as a result of the loan growth in 2003 and 2004. The tax-equivalent average yield on investments increased from 3.12% in 2003 to 3.65% in 2004. Together, there was a decrease in interest and dividend income on security investments of $66,000 or 3.4%, from $1.91 million in 2003 to $1.85 million in 2004. Average federal funds sold balances increased $1.1 million from $4.5 million in 2003 to $5.6 million in 2004. The average yield on federal funds sold increased from 1.08% in 2003 to 1.29% in 2004. Together, there was a $23,000 increase in federal funds sold income from 2003 to 2004.
Total interest expense increased $410,000 or 10.2% from 2003 to 2004 primarily due to the increase in cost on interest-bearing deposits resulting from the rising short term market interest rates and the growth in the Bank’s Premium NOW account. Average deposit balances grew $57.1 million, primarily in demand deposits, Premium NOW accounts, and money market accounts. The average rate on interest-bearing liabilities decreased from 1.56% in 2003 to 1.47% in 2004. The average rate on certificates of deposit decreased from 2.66% in 2003 to 2.55% in 2004. Interest expense on FHLB of Atlanta advances increased $50,000 from 2003 to 2004 due to the $3.9 million increase in average FHLB advances, which was partially offset by a 63 basis point decline in their average cost from 2003 to 2004.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively, for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	12 Months Ended December 31, 2005			12 Months Ended December 31, 2004			12 Months Ended December 31, 2003
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$351,073	$22,847	6.51%	$312,188	$19,655	6.30%	$243,975	$16,722	6.85%
Tax-exempt (1)	7,089	513	7.24%	7,895	575	7.29%	8,494	676	7.96%
Nonaccrual	110	—		927	—		962	—

Total Loans	358,272	23,360	6.52%	321,009	20,230	6.30%	253,431	$17,398	6.86%

Securities
Taxable	51,427	2,121	4.12%	50,425	1,796	3.56%	61,154	1,851	3.03%
Tax-exempt (1)	1,024	79	7.74%	1,175	85	7.25%	1,503	101	6.75%

Total securities	52,451	2,200	4.15%	51,599	1,881	3.65%	62,657	$1,952	3.12%

Deposits in banks	302	7	2.41%	2,223	20	0.89%	183	2	1.07%
Federal funds sold	1,627	47	2.90%	5,590	72	1.29%	4,502	49	1.08%

Total earning assets	412,652	25,614	6.21%	380,421	22,203	5.84%	320,773	19,401	6.05%

Less: Reserve for loan losses	(4,250)			(3,797)			(3,146)
Cash and due from banks	17,701			16,602			16,092
Bank premises and equipment, net	8,452			8,492			7,491
Other assets	15,169			11,355			8,896

Total Assets	$449,724			$413,073			$350,106

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$87,550			$80,886			$63,647

Interest-bearing deposits
NOW accounts	59,194	75	0.13%	56,440	79	0.14%	52,030	95	0.23%
Premium NOW accounts	38,318	834	2.18%	27,517	616	2.24%	1,267	28	2.25%
Money market accounts	62,857	999	1.59%	70,400	567	0.80%	61,388	634	1.03%
Savings accounts	41,725	137	0.33%	41,065	145	0.35%	40,429	196	0.48%
Time deposits	94,215	2,904	3.08%	78,221	1,994	2.55%	78,701	2,093	2.66%

Total interest-bear ing deposits	296,309	4,949	1.67%	273,643	3,400	1.24%	233,814	$3,047	1.30%

Federal funds purchased	5,105	203	3.97%	2,617	34	1.30%	2,862	39	1.35%
Federal Home Loan Bank advances	20,625	911	4.42%	19,995	770	3.85%	16,068	721	4.48%
Capital securities of subsidiary trust	4,124	275	6.67%	4,000	206	5.16%	4,000	195	4.87%

Total interest-bearing liabilities	326,163	6,338	1.94%	300,254	4,411	1.47%	$256,744	$4,001	1.56%

Other liabilities	2,358			2,332			2,346
Shareholders’ equity	33,653			29,601			27,369

Total Liabilities & Shareholders’ Equity	$449,724			$413,073			$350,106

Net interest spread		$19,276	4.26%		$17,792	4.37%		$15,400	4.49%

Interest expense as a percent of average earning assets			1.54%			1.16%			1.25%
Net interest margin			4.67%			4.68%			4.80%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate); and changes in rates (change in rate multiplied by old volume). Changes in rate-volume, which cannot be separately identified, are allocated proportionately between changes in rate and changes in volume.
RATE / VOLUME VARIANCE
(In Thousands)

	2005 Compared to 2004			2004 Compared to 2003
		Due to	Due to		Due to	Due to
	Change	Volume	Rate	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$3,192	$2,513	$679	$2,933	$4,413	$(1,480)
Loans; tax-exempt (1)	(62)	(59)	(3)	(101)	(48)	(53)
Securities; taxable	325	36	289	(55)	(191)	136
Securities; tax-exempt (1)	(6)	(12)	6	(16)	(22)	6
Deposits in banks	(13)	(45)	32	18	22	(4)
Federal funds sold	(25)	33	(58)	23	12	11

Total Interest Income	3,411	2,466	945	2,802	4,186	(1,384)

INTEREST EXPENSE
NOW accounts	(4)	4	(8)	(16)	10	(26)
Premium NOW accounts	218	234	(16)	587	587	—
Money market accounts	432	(53)	485	(68)	93	(161)
Savings accounts	(8)	2	(10)	(51)	3	(54)
Time deposits	910	450	460	(99)	(13)	(86)
Federal funds purchased and securities sold under agreements to repurchase	169	53	116	(4)	(3)	(1)
Federal Home Loan Bank advances	141	25	116	50	176	(126)
Capital securities of subsidiary trust	69	—	69	11	—	11

Total Interest Expense	1,927	715	1,212	410	853	(443)

Net Interest Income	$1,484	$1,751	$(267)	$2,392	$3,333	$(941)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $473,000 for 2005, $540,000 for 2004, and $784,000 for 2003. The amount of the provision for loan loss for 2005, 2004 and 2003 was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends.
The decrease in the provision for loan losses from 2003 to 2004 and 2005 was largely in response to the 81.1% decrease in non-performing loans over the same period, partially offset by the impact of continued growth in new loan originations during 2004 and 2005. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

LOAN PORTFOLIO
At December 31, 2005, 2004, and 2003 net loans accounted for 79.2%, 78.7% and 78.0%, respectively, of total assets and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.
The Company has adopted FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by FASB Statement No. 118, “Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures.” FASB Statement No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. FASB Statement No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.
A loan is considered impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered “insignificant” and would not indicate an impairment situation, if in management’s judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under FASB Statement No. 114. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible.
The Bank considers all consumer installment loans and residential mortgage loans to be homogenous loans. These loans are not subject to individual impairment under FASB Statement No. 114.
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
Non-performing loans totaled $195,000 or 0.05% of total loans at December 31, 2005, as compared with $183,000, or 0.05% of total loans at December 31, 2004 and $967,000, or 0.33% of total loans at December 31, 2003. Non-performing loans as a percentage of the allowance for loan losses were 4.6%, 4.5% and 27.1% at December 31, 2005, 2004 and 2003, respectively. Loans that were 90 days past due and accruing interest totaled $679,000, $162,000, and $840,000 at December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, loans 90 days past due and accruing interest consisted primarily of three loans to one borrower totaling $447,000 secured by real estate and a partial Small Business Administration (“SBA”) guarantee. No loss is anticipated on any loan 90 days past due and accruing interest. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.
At December 31, 2004, $46,500 of the Bank’s ownership in Freddie Mac (“FHLMC”) preferred stock with a par value of $500,000 was deemed to be permanently impaired and was recognized as a loss on securities, available for sale, during 2004. At December 31, 2005, no additional amount of the Bank’s ownership in FHLMC preferred stock was deemed to be permanently impaired. There are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans.

At December 31, 2005, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentrations at December 31, 2005 were approximately 5.2% of loans to the hospitality industry (hotels, motels, inns, etc.) and 4.0% of loans for land development. For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of this report entitled “We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.”
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
Total loans on the balance sheet are comprised of the following classifications as of December 31, 2005, 2004, 2003, 2002, and 2001.
LOAN PORTFOLIO
(In Thousands)

	December 31,
	2005	2004	2003	2002	2001
Loans secured by real estate:
Construction	$27,302	$29,270	$21,243	$10,685	$16,851
Secured by Farmland	535	965	1,329	2,416	2,220
1-4 Family Residential	153,997	136,165	119,116	76,646	72,692
Commercial Real Estate	120,416	100,757	81,884	62,030	62,845
Commercial and industrial loans (except those secured by real estate)	35,497	24,036	21,070	20,386	15,154
Consumer loans to individuals (except those secured by real estate)	38,677	41,088	41,429	35,397	34,640
All other loans	9,386	9,941	13,033	9,186	5,962

Total loans	$385,810	$342,222	$299,104	$216,746	$210,364

The following table sets forth certain information with respect to the Bank’s non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:
NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE
(In Thousands)

	December 31,
	2005	2004	2003	2002	2001
Non-accrual loans	$13	$62	$967	$850	$913
Restructured loans		—	—	—	—
Other repossessed assets owned	182	121	—	—	—

Total non-performing assets	$195	$183	$967	$850	$913

Loans past due 90 days accruing interest	$679	$106	$840	$244	$541

Allowance for loan losses to total loans at period end	1.11%	1.19%	1.20%	1.34%	1.36%

Non-performing assets to period end loans and other repossessed assets	0.05%	0.05%	0.33%	0.39%	0.43%
Potential Problem Loans: At December 31, 2005, management is not aware of any significant problem loans not included in table.
ANALYSIS OF LOAN LOSS EXPERIENCE
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans, and current economic conditions. Management periodically reviews the loan portfolio to determine probable credit losses related to specifically identified loans as well as credit losses inherent in the remainder of the loan portfolio. Allowances for impaired loans are generally determined based on net realizable values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance remains subject to change. Additions to the allowance for loan losses, recorded as the provision for loan losses on the Company’s statements of income, are made monthly to maintain the allowance at an appropriate level based on management’s analysis of the inherent risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan-loss experience, the amount of loan losses actually charged off or recovered during a given period and current national and local economic conditions.
At December 31, 2005, 2004, 2003, 2002, and 2001 the allowance for loan losses was $4,238,000, $4,060,000, $3,575,000, $2,910,000, and $2,857,000, respectively.

The following table summarizes the Bank’s loan loss experience for each of the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively:
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	Years ended December 31,
	2005	2004	2003	2002	2001
Allowance for loan losses, January 1,	$4,060	$3,575	$2,910	$2,857	$2,554

Loans charged-off:
Commercial & industrial	18	102	74	135	91
Construction	—	—	—	—	—
Residential real estate	—	11	—	—	100
Commercial real estate	—	—	19	65	—
Consumer	330	243	186	141	86

Total loans charged-off	348	356	279	341	277

Recoveries:
Commercial & industrial	10	142	60	18	193
Construction	—	—	—	—	—
Residential real estate	—	—	—	14	—
Commercial real estate	—	128	75	—	—
Consumer	43	31	25	16	37

Total loans recoveries	53	301	160	48	230

Net Charge-Offs	295	55	119	293	47

Provision for loan losses	473	540	784	346	350

Allowance for loan losses, December 31,	$4,238	$4,060	$3,575	$2,910	$2,857

Ratio of net charge-offs to average loans	0.08%	0.02%	0.04%	0.14%	0.02%

The following table allocates the allowance for loan losses at December 31, 2005, 2004, 2003, 2002, and 2001 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur. During 2001, the Bank refined its policies, guidelines, and methods for determining the allowance for loan losses, and allocating the allowance among various loan categories. Greater weight was given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends.
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	2005		2004		2003
	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans	Losses	Loans
Commercial & industrial	$1,234	9.20%	$1,102	7.02%	$1,701	7.04%
Real Estate:
Construction	318	7.08%	466	8.55%	—	7.10%
Secured by farmland	—	0.14%	—	0.28%	—	0.44%
1-4 Family residential	479	39.92%	607	39.79%	634	39.82%
Commercial real estate	1,548	31.21%	1,136	29.44%	439	27.38%
Consumer	659	10.02%	681	12.01%	801	13.85%
All other loans	—	2.43%	68	2.90%	—	4.36%

	$4,238	100.00%	$4,060	100.00%	$3,575	100.00%

	2002		2001
	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans
Commercial & industrial	$1,663	9.41%	$1,982	7.21%
Real Estate:
Construction	—	4.93%	—	8.01%
Secured by farmland	—	1.12%	—	1.06%
1-4 Family residential	262	35.36%	448	34.56%
Commercial real estate	364	28.61%	—	29.88%
Consumer	621	16.33%	427	16.45%
All other loans	—	4.24%	—	2.83%

	$2,910	100.00%	$2,857	100.00%

NON-INTEREST INCOME
2005 COMPARED WITH 2004
Total non-interest income increased by $231,000 from $5.04 million in 2004 to $5.27 million in 2005. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. This increase stemmed primarily from revenues related to the continued growth of the Bank’s deposit base and retail banking activities, and the increase of estate and brokerage fees within the Bank’s WMS division.
Wealth Management income increased $61,000 or 4.8% from 2004 to 2005. Service charges on deposit accounts increased $12,000, or 0.5% to $2.62 million for 2005, compared with $2.60 million for 2004. Other service charges, commissions and fees increased $108,000 or 9.2% from $1.17 million in 2004 to $1.28 million primarily due to increased income from Bank Owned Life Insurance (“BOLI”), as well as increased income from VISA check card fees. The increase in BOLI income was due to an additional $2.5 million BOLI purchase in December 2004. Total BOLI was $9.2 million at December 31, 2005. The increase in VISA check fees is primarily due to the increase in the Bank’s retail deposit customer base.

Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace. Wealth management fees are projected to continue to grow, but at a pace closer to the moderate 5% growth seen in 2005 rather than the 35% growth seen in 2004. Fees from deposits are projected to grow at a rate greater than seen in 2005 due to increased retail deposit marketing efforts.
Subsequent to December 31, 2005, the Bank entered into an agreement cancelling a property usage contract. In consideration for this agreement, the Bank will receive a one-time payment of $250,000, or approximately $165,000 net of applicable income taxes, which will be recognized during the first quarter of 2006.
Additionally, for asset/liability restructuring purposes, subsequent to December 31, 2005, management elected to sell approximately $3.0 million of investment securities available for sale for a loss of $80,000. The loss will also be recognized during the first quarter of 2006. Management does not project any further gains or losses on the sale of securities at this time.
2004 COMPARED WITH 2003
Total non-interest income increased by $11,000 from $5.03 million in 2003 to $5.04 million in 2004. Other income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. This increase stemmed primarily from revenues related to the continued growth of the Bank’s deposit base and retail banking activities, and the increase of estate and brokerage fees within the Bank’s Wealth Management Services division. These increases were mostly offset by the $295,000 year to year decrease in revenues resulting from gains and losses on the securities portfolio available for sale.
Wealth Management income increased $335,000 or 35.8% from 2003 to 2004. Service charges on deposit accounts increased $130,000, or 5.3% to $2.60 million for 2004, compared with $2.47million for 2003. The major factor in the increase in service charges on deposit accounts was the impact of the Bank’s average demand deposit base increasing 27.1% from $63.6 million during 2003 to $80.9 million during 2004. Other service charges, commissions and fees decreased $166,000 or 12.4% from $1.33 million in 2003 to $1.17 million primarily due to the Bank’s sale of its portfolio of merchant card customers in the first quarter of 2004, partially offset by increased income from VISA check card fees. The result of merchant card portfolio sale resulted in a reduction of service charge income of approximately $90,000 per quarter, offset by an approximate $90,000 per quarter reduction in merchant card operating expenses.
The loss on securities available for sale of $46,500 represents the amount of the Bank’s ownership in FHLMC preferred stock deemed to be permanently impaired at December 31, 2004. Gains on securities, available for sale were $248,000 for 2003, as a result of selling $10 million of available-for-sale government agency and corporate securities, whose weighted-average remaining maturity was approximately one year, for a gain on sale of $288,000, and reinvesting the proceeds from the sale into available-for-sale government agency securities with a weighted-average remaining maturity of approximately four years. This was partially offset by a loss on the sale of a $5 million investment in a short-term mortgage-backed security bond mutual fund.
NON-INTEREST EXPENSE
2005 COMPARED WITH 2004
Total non-interest expense increased $806,000 or 5.4% in 2005 compared with 2004. The primary component of this was an increase in salaries and employees’ benefits of $494,000, or 6.4%, primarily due to customary annual salary increases. Full-time equivalent personnel grew slightly from 138 at year-end 2004 to 139 at year-end 2005. In addition, increases in the defined-benefit retirement plan expense added to increased salary and employees’ benefit expense in 2005.
Other operating expenses increased $225,000 or 4.6% in 2005 compared with 2004. This increase was primarily due to the increase in marketing and business development expenses, as well as professional fees primarily attributable to meeting the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Management expects the costs associated with Sarbanes-Oxley compliance to further increase in 2006 in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls.
The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform.

2004 COMPARED WITH 2003
Total non-interest expense increased $1.63 million, or 12.3% in 2004 compared with 2003. The primary component of this was an increase in salaries and employees’ benefits of $1.25 million, or 19.1%, primarily due to the increase in full-time equivalent personnel from approximately 118 at year-end 2002 and 128 at year-end 2003 to 138 at year-end 2004, as well as customary annual salary increases. The growth in personnel primarily reflects the expansion of the lending and retail functions. Additionally, the decrease in the number of loans originated in 2004 when compared with 2003, reduced the amount of salary and benefit expense that could be deferred through the application of SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases”. SFAS No. 91 deals with the timing of recognition of loan and lease origination fees and certain expenses. The statement requires that such fees and costs, if material, be deferred and amortized over the estimated life of the asset. Also, significant increases in the defined-benefit pension plan expense and the cost of medical insurance benefits added to increased salary and employees’ benefit expense in 2004.
Other operating expenses increased $254,000 or 5.4% in 2004 compared with 2003. This increase was primarily due to the increase in legal and other professional fees that can be primarily attributed to meeting the requirements of Sarbanes-Oxley.
INCOME TAXES
Income tax expense increased by $276,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. Income tax expense increased by $419,000 for the year ended December 31, 2004 compared to the year ended December 31, 2003. The effective tax rates were 30.6% in 2005, 31.0% for 2004, and 29.6% for 2003. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.
COMPARISON OF DECEMBER 31, 2005 AND DECEMBER 31, 2004 FINANCIAL CONDITION
Total assets were $481.2 million at December 31, 2005, an increase of 12.1% or $52.0 million from $429.2 million at December 31, 2004. Balance sheet categories reflecting significant changes included cash and due from banks, investment securities, total loans, deposits, and Federal Home Loan Bank advances. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. Cash and due from banks was $26.6 million at December 31, 2005, reflecting an increase of $17.6 million from December 31, 2004. The increase in cash and due from banks was primarily the result of increasing the Bank’s deposits with the Federal Reserve Bank of Richmond in order to satisfy reserve requirements.
INVESTMENT SECURITIES. Total investment securities were $48.4 million at December 31, 2005, reflecting a decrease of $10.2 million from $58.6 million at December 31, 2004. The decrease was primarily the result of redeploying the cash flow from investment securities into loans. At December 31, 2005 and 2004, all investment securities were available for sale. The valuation allowance for the available for sale portfolio had an unrealized loss, net of tax benefit, of $656,000 at December 31, 2005 compared with an unrealized loss, net of tax, of $48,000 at December 31, 2004.

At December 31, 2005, 2004 and 2003, the carrying values of the major classifications of securities were as follows:
INVESTMENT PORTFOLIO
(In Thousands)

	Available for Sale (1)
	2005	2004	2003
Obligations of U.S. Government corporations and agencies	$37,798	$49,290	$46,639
Obligations of states and political subdivisions	1,020	1,022	1,236
Corporate Bonds	5,901	5,931	2,929
Mutual funds	261	255	—
Restricted investment – Federal Home Loan Bank stock	2,748	1,432	1,000
FHLMC preferred stock	428	441	460
Other securities	235	224	122

Total	$48,391	$58,595	$52,386

(1)	Amounts for available-for-sale securities are based on fair value.

ESTIMATED MATURITY OR NEXT RATE ADJUSTMENT DATE
The following is a schedule of estimated maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2005:
ESTIMATED MATURITY DISTRIBUTION AND YIELDS OF SECURITIES
(In Thousands)

	Due in one year		Due after 1		Due after 5
	or less		through 5 years		through 10 years
	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$2,034	2.43%	$24,210	3.96%	$11,252	4.30%
Corporate bonds	—		5,901	5.69%	—
Other taxable securities	—		—		—

Total taxable	$2,034	2.43%	$30,111	4.30%	$11,252	4.30%

Obligations of states and political subdivisions, tax-exempt	—		1,020	7.70%	—

Total securities:	$2,034	2.43%	$31,131	4.41%	$11,252	4.30%

	Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$302	5.21%	37,798	3.99%
Corporate bonds	—		5,901	5.69%
Other taxable securities	3,672	3.23%	3,672	3.23%

Total taxable	$3,974	3.39%	$47,371	4.19%

Obligations of states and political subdivisions, tax-exempt			1,020	7.70%
Total securities:	$3,974	3.39%	$48,391	4.22%

Excluding obligations of U. S. Government corporations and agencies, no Bank security investment exceeded 10% of shareholders’ equity.
LOANS. Total net loan balance after allowance for loan losses was $381.0 million at December 31, 2005, which represents an increase of $43.3 million or 12.8% from $337.8 million at December 31, 2004. The majority of the increase was in commercial real estate and 1-4 family residential real estate loans, which increased $19.7 million and $17.8 million, respectively, from year-end 2004 to year-end 2005, as well as commercial and industrial loans, which increased $11.5 million, over the same time period. The Bank’s loans are made primarily to customers located within the Bank’s primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. This was the primary reason for the year to year increase in commercial and residential real estate loans outstanding. Management will continue the same pricing strategies during 2006, but does not project to originate the same level of 1-4 family residential real estate loans as in 2005, primarily due to competitive pressures and market interest rates.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2005:
MATURITY SCHEDULE OF SELECTED LOANS
(In Thousands)

		1 Year
	Within	Within	After
	1 Year	5 Years	5 Years
Commercial real estate loans	8,451	17,003	94,962
Commercial and industrial loans	16,045	9,789	9,663
Construction loans	17,277	6,148	3,877

	41,773	32,940	108,502

For maturities over one year:
Floating rate loans		$1,825	$55,721
Fixed rate loans		31,114	52,781

		$32,939	$108,502

DEPOSITS. For the year ended December 31, 2005, total deposits grew $17.0 million or 4.5% when compared with total deposits one year earlier. Non-interest-bearing deposits increased by $16.2 million and interest-bearing deposits increased by $0.8 million. The growth in the Bank’s non-interest-bearing deposits during 2005 was the result of many possible factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. One possible factor was the Bank gaining in-market customers who grew dissatisfied with the service resulting from the consolidation of other local community banks into larger, out-of-market financial institutions. Additional growth was generated by gaining deposits from new loan customers. The Bank projects to increase its deposits in 2006 and beyond through the expansion of its branch network, as well as by offering value-added demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:
DEPOSITS AND RATES PAID
(In Thousands)

	Year ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing	$87,550		$80,886		$63,647

Interest-bearing:
NOW accounts	59,194	0.13%	56,440	0.14%	52,030	0.23%
Premium NOW accounts	38,318	2.18%	27,517	2.23%	1,267	2.25%
Money market accounts	62,857	1.59%	70,400	0.80%	61,388	1.03%
Regular savings accounts	41,725	0.33%	41,065	0.35%	40,429	0.48%
Time deposits:	94,215	3.08%	78,221	2.54%	78,701	2.66%

Total interest-bearing	296,309	1.67%	273,643	1.24%	233,814	1.30%

Total deposits	$383,859		$354,529		$297,461

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2005:
MATURITIES OF CERTIFICATES OF DEPOSIT
AND OTHER TIME DEPOSITS OF $100,000 AND MORE
(In Thousands)

	Within	Three to	Six to	One to	Over
	Three	Six	Twelve	Four	Four
	Months	Months	Months	Years	Years	Total
(Dollars in thousands)

At December 31, 2005	$4,376	$6,501	$3,585	$22,205	$2,475	$39,142

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST (“capital securities”). On March 26, 2002, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. The Company is using the offering proceeds for the purposes of expansion and the repurchase of additional shares of its common stock. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital.

BORROWINGS. Amounts and weighted average rates for long and short term borrowings at December 31, 2005, 2004 and 2003 are as follows:
BORROWED FUNDS
(In Thousands)

	December 31, 2005		December 31, 2004		December 31, 2003
	Amount	Rate	Amount	Rate	Amount	Rate

FHLB Advances	$42,000	4.68%	$15,000	4.64%	$20,000	3.81%
Federal funds purchased	5,000	4.55%	—		2,000	1.25%
CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $35.6 million at December 31, 2005 compared with $31.9 million at December 31, 2004. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, through which it repurchased, adjusted for stock splits, 77,394 shares at a cost of $1.1 million in 2002; 21,010 shares at a cost of $354,000 in 2003; 30,570 shares at a cost of $697,000 in 2004; and 397 shares at a cost of $1,000 in 2005.
The securities portfolio valuation account decreased to an unrealized loss after tax benefit of $656,000 at December 31, 2005 compared with an unrealized loss of $48,000 at December 31, 2004.
As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, in 2002 the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital.
As discussed above under “Government Supervision and Regulation,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2005, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”
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
Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $27.7 million at December 31, 2005 compared with $9.2 million at December 31, 2004. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $27.1 million is unpledged and readily salable. Futhermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $106.4 million at December 31, 2005 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling approximately $52.0 million. At December 31, 2005, $42.0 million of the FHLB of Atlanta line of credit and $5.0 million of federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2005. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.
LIQUIDITY SOURCES AND USES
(In Thousands)

	December 31, 2005			December 31, 2004
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$52,020	$5,000	$47,020	$38,169	$—	$38,169
Federal Home Loan Bank advances	106,420	42,000	64,420	80,659	15,000	65,659
Federal funds sold			4,794			109
Securities, available for sale and unpledged at fair value			27,090			47,232

Total short-term funding sources			$143,324			$151,169

Uses:
Unfunded loan commitments and lending lines of credit			$106,542			$75,907
Letters of credit			5,839			7,048

Total potential short-term funding uses			$112,381			$82,955

Ratio of short-term funding sources to potential short-term funding uses			127.5%			182.2%
CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of December 31, 2005 that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At December 31, 2005 and 2004, the Company exceeded its regulatory capital ratios, as set forth in the following table:
RISK BASED CAPITAL RATIOS
(In Thousands)

	December 31,
	2005	2004
Tier 1 Capital:
Shareholders’ Equity	$35,579	$31,891
Plus: Unrealized loss on securities available for sale	636	46
Less: Intangible assets, net	(32)	(58)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	40,183	35,879

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,238	4,060

Total Capital:	44,421	39,939

Risk Weighted Assets:	$371,193	$330,177

Risk Based Capital Ratios:
Tier 1 to Risk Weighted Assets	10.83%	10.87%

Total Capital to Risk Weighted Assets	11.97%	12.10%
CONTRACTUAL OBLIGATIONS
The following table sets forth information relating to the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2005.

	Payments due by period
		Less than			More than
(In Thousands)	Total	One Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt obligations	$22,000	$10,000	$8,000		$4,000	*
Operating lease obligations	5,541	1,093	2,225	2,223	—

Total	$27,541	$11,093	$10,225	$2,223	$4,000

*	Has varying put provisions beginning March 27, 2007 with a mandatory redemption March 26, 2032.
OFF-BALANCE SHEET ARRANGEMENTS
The Bank’s off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit, which were $106.5 million and $5.8 million, respectively at December 31, 2005, and $75.9 million and $7.0 million, respectively, at December 31, 2004. See Note 15 “Financial Instruments with Off-Balance-Sheet Risk” of the Notes to Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements. The impact on liquidity of these arrangements is illustrated in the LIQUIDITY SOURCES AND USES table above.
Revenues for standby letters of credit were $96,000 and $93,000 for 2005 and 2004, respectively. There were 81 and 88 separate standby letters of credit at December 31, 2005 and 2004, respectively. During 2005 and 2004, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

IMPACT OF INFLATION AND CHANGING PRICES
The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of the Company and the Bank are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on our performance than inflation does. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
RECENT ACCOUNTING PRONOUNCEMENTS
For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements contained herein.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
An important component of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income and economic value of equity from a change in market interest rates. The Bank is subject to interest rate sensitivity to the degree that its interest-earning assets mature or reprice at different time intervals than its interest-bearing liabilities. However, the Bank is not subject to the other major categories of market risk such as foreign currency exchange rate risk or commodity price risk. The Bank uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods. Management believes that rate risk is best measured by simulation modeling.
The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions. The Bank monitors exposure to instantaneous changes in rates of up to 200 basis points up or down over a rolling 12-month period. The Bank’s policy limit for the maximum negative impact on net interest income and change in equity from instantaneous changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during 2005.

The following tables present the Bank’s anticipated market value changes in equity under various rate scenarios as of December 31, 2005 and 2004:
MARKET RISK

2005	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars in thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Federal funds sold	0.00%	$—	$493	$493	$493		0.00%
Securities	2.24%	1,098	50,168	49,070	46,854	(2,216)	-4.52%
Loans receivable	3.07%	11,572	389,029	377,457	360,465	(16,992)	-4.50%

Total rate sensitive assets	2.97%	12,670	439,690	427,020	407,812	(19,208)	-4.50%
Other assets	0.00%	—	50,633	50,633	50,633	—	0.00%

Total assets	2.65%	$12,670	$490,323	$477,653	$458,445	$(19,208)	-4.02%

Demand Deposits	11.18%	$9,255	$92,042	$82,787	$75,243	$(7,544)	-9.11%
Rate-bearing deposits	5.58%	15,311	289,840	274,529	262,876	(11,653)	-4.24%
Borrowed funds	1.57%	822	53,188	52,366	51,868	(498)	-0.95%
Other liabilities	0.00%	—	2,885	2,885	2,885	—	0.00%

Total liabilities	6.15%	25,388	437,955	412,567	392,872	(19,695)	-4.77%

Present Value Equity	-19.54%	(12,718)	52,368	65,086	65,573	487	0.75%

Total liabilities and equity	2.65%	$12,670	$490,323	$477,653	$458,455	$(19,208)	-4.02%

2004	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars in thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Federal funds sold	0.00%	$—	$109	$109	$109	$—	0.00%
Securities	2.00%	1,162	59,368	58,206	54,418	(3,788)	-6.51%
Loans receivable	2.52%	8,430	342,784	334,354	321,574	(12,780)	-3.82%

Total rate sensitive assets	2.44%	9,592	402,261	392,669	376,101	(16,568)	-4.22%
Other assets	0.00%	—	32,591	32,591	32,591	—	0.00%

Total assets	2.26%	$9,592	$434,851	$425,260	$408,692	$(16,568)	-3.90%

Demand Deposits	5.29%	$3,991	$79,454	$75,463	$71,882	$(3,581)	-4.75%
Rate-bearing deposits	4.91%	13,842	296,008	282,166	273,792	(8,374)	-2.97%
Borrowed funds	4.57%	891	20,394	19,503	18,664	(839)	-4.30%
Other liabilities	0.00%	—	3,528	3,528	3,528	—	0.00%

Total liabilities	4.92%	18,724	399,384	380,660	367,866	(12,794)	-3.36%

Present Value Equity	-20.48%	(9,132)	35,467	44,599	40,825	(3,774)	-8.46%

Total liabilities and equity	2.26%	$9,592	$434,851	$425,260	$408,692	$(16,568)	-3.90%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INDEPENDENT AUDITOR’S REPORT
FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Warrenton, Virginia
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Fauquier Bankshares, Inc.
Warrenton, Virginia
          We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Fauquier Bankshares, Inc. for the year ended December 31, 2003, were audited by other auditors whose report dated January 23, 2004, expressed an unqualified opinion on those financial statements.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with U. S. generally accepted accounting principles.
/S/ Smith Elliott Kearns & Company, LLC
Smith Elliott Kearns & Company, LLC
Chambersburg, Pennsylvania
March 15, 2006

INDEPENDENT AUDITOR’S REPORT

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 23, 2004

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

	December 31,
	2005	2004
Assets
Cash and due from banks	$26,565,702	$8,944,590
Interest-bearing deposits in other banks	680,013	112,984
Federal funds sold	493,000	109,000
Securities available for sale	48,390,771	58,594,905
Loans, net of allowance for loan losses of $4,238,143 in 2005 and $4,060,321 in 2004	381,049,471	337,791,782
Bank premises and equipment, net	8,289,581	8,533,619
Accrued interest receivable	1,585,849	1,507,391
Other assets	14,191,023	13,604,948

Total assets	$481,245,410	$429,199,219

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Non-interest-bearing	$95,411,624	$79,222,524
Interest-bearing	296,245,545	295,433,173

Total deposits	391,657,169	374,655,697
Federal funds purchased	5,000,000	—
Federal Home Loan Bank advances	42,000,000	15,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Dividends payable	—	508,887
Other liabilities	2,885,096	3,019,571
Commitments and contingent liabilities	—	—

Total liabilities	445,666,265	397,308,155

Shareholders’ Equity
Common stock, par value, $3.13 per share; 8,000,000 shares authorized; issued and outstanding, 2005, 3,448,786 shares; 2004, 3,392,580 shares	10,794,700	10,618,775
Retained earnings	25,440,838	21,320,223
Accumulated other comprehensive income (loss), net	(656,393)	(47,934)

Total shareholders’ equity	35,579,145	31,891,064

Total liabilities and shareholders’ equity	$481,245,410	$429,199,219

See Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For Each of the Three Years in the Period Ended December 31, 2005

	2005	2004	2003
Interest and Dividend Income
Interest and fees on loans	$23,186,158	$20,034,615	$17,168,004
Interest and dividends on securities available for sale:
Taxable interest income	1,874,519	1,613,828	1,576,813
Interest income exempt from federal income taxes	52,280	56,215	66,917
Dividends	246,276	181,946	274,097
Interest on federal funds sold	47,215	71,940	48,533
Interest on deposits in other banks	7,270	19,708	1,950

Total interest and dividend income	25,413,718	21,978,252	19,136,314

Interest Expense
Interest on deposits	4,948,904	3,400,473	3,047,245
Interest on federal funds purchased	202,706	34,026	38,524
Interest on capital securities	275,176	206,274	194,897
Interest on Federal Home Loan Bank advances	911,434	770,496	720,560

Total interest expense	6,338,220	4,411,269	4,001,226

Net interest income	19,075,498	17,566,983	15,135,088

Provision for loan losses	472,917	539,583	784,000

Net interest income after provision for loan losses	18,602,581	17,027,400	14,351,088

Non-interest Income
Wealth management income	1,331,511	1,270,405	935,534
Service charges on deposit accounts	2,615,408	2,603,215	2,473,161
Other service charges, commissions and fees	1,276,442	1,168,842	1,334,490
Gain on securities available for sale	—	—	248,240
Impairment loss on securities available for sale	—	(46,500)	—
Other operating income	46,504	43,360	36,608

Total non-interest income	5,269,865	5,039,322	5,028,033

Non-interest Expenses
Salaries and employees’ benefits	8,263,400	7,769,172	6,521,456
Net occupancy expense of premises	920,866	863,600	837,734
Furniture and equipment	1,303,990	1,274,349	1,176,014
Other operating expenses	5,165,982	4,941,149	4,686,758

Total non-interest expenses	15,654,238	14,848,270	13,221,962

Income before income taxes	8,218,208	7,218,452	6,157,159

Income tax expense	2,516,591	2,240,268	1,821,309

Net income	$5,701,617	$4,978,184	$4,335,850

Earnings per share, basic	$1.66	$1.49	$1.31

Earnings per share, diluted	$1.60	$1.41	$1.24

Dividends per Share	$0.645	$0.56	$0.48

See Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2005

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$5,701,617	$4,978,184	$4,335,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,201,070	1,091,220	1,047,748
Provision for loan losses	472,917	539,583	784,000
Deferred tax benefit	(28,748)	(301,487)	(289,490)
Gain on securities available for sale	—	—	(248,240)
Gain on sale of premises and equipment	(11,132)	(5,910)	(2,645)
Tax benefit of nonqualified options exercised	(111,139)	(148,473)	(64,307)
Amortization (accretion) of security premiums and discounts, net	(110,415)	250,869	780,614
Amortization of unearned compensation	203,651	92,054	—
Changes in assets and liabilities:
Increase in other assets	(211,201)	(1,070,308)	(708,646)
Increase in other liabilities	(134,475)	581,244	401,928

Net cash provided by operating activities	6,972,145	6,006,976	6,036,812

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	—	—	15,441,768
Proceeds from maturities, calls and principal payments of securities available for sale	10,961,625	18,188,635	38,898,025
Purchase of securities available for sale	(1,568,980)	(24,740,456)	(36,517,466)
Proceeds from sale of premises and equipment	11,132	5,910	2,645
Purchase of premises and equipment	(957,032)	(1,749,514)	(2,454,967)
Purchase of other investment	—	—	—
Purchase of Bank Owned Life Insurance	—	(2,500,000)	(5,000,000)
Net (increase) in loans	(43,730,606)	(43,019,620)	(82,397,797)

Net cash (used in) investing activities	(35,283,861)	(53,815,045)	(72,027,792)

Cash Flows from Financing Activities
Net increase (decreas) in demand deposits, NOW accounts and saving accounts	(2,636,061)	52,528,790	38,702,951
Net increase in certificates of deposit	19,637,533	998,331	8,757,154
Proceeds from issuance of capital securities	—	—	124,000
Federal Home Loan Bank advances	38,000,000	9,000,000	5,000,000
Federal Home Loan Bank principal repayments	(11,000,000)	(14,000,000)	—
Purchase (repayment) of federal funds	5,000,000	(2,000,000)	2,000,000
Cash dividends paid on common stock	(2,729,617)	(1,793,607)	(1,520,987)
Issuance of common stock	621,813	987,531	295,697
Acquisition of common stock	(9,811)	(696,831)	(354,486)

Net cash provided by financing activities	46,883,857	45,024,214	53,004,329

Increase (decrease) in cash and cash equivalents	18,572,141	(2,783,855)	(12,986,651)

Cash and Cash Equivalents
Beginning	9,166,574	11,950,429	24,937,080

Ending	$27,738,715	$9,166,574	$11,950,429

See Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Continued)
For Each of the Three Years in the Period Ended December 31, 2005

	2005	2004	2003
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,175,605	$4,330,321	$4,026,887

Income taxes	$2,780,000	$2,542,000	$1,944,000

Supplemental Disclosures of Noncash Investing Activities
Unrealized loss on securities available for sale	$(921,904)	$(92,158)	$(995,926)

See Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Consolidated S tatements of Changes in Shareholders’ Equity
For Each of the Three Years in the Period Ended December 31, 2005

			Accumulated
			Other
			Compre-	Compre-
	Common	Retained	hensive	hensive
	S tock	Earnings	Income (Loss)	Income	Total
Balance , December 31, 2002	$10,341,726	$15,419,307	$670,132		$26,431,165
Comprehensive income:
Net income	—	4,335,850	—	$4,335,850	4,335,850
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $254,213	—	—	—	(493,473)	—
Less reclassification adjustment, net of income tax expense of $84,402			—	(163,838)	—

Other comprehensive loss, net of tax:			(657,311)	(657,311)	(657,311)

Total comprehensive loss, net of tax	—	—	—	$3,678,539	—

Cash dividends ($.48 per share)	—	(1,588,130)	—		(1,588,130)
Acquisition of 21,010 shares of common stock	(65,761)	(288,725)	—		(354,486)
Exercise of stock options	91,315	204,382	—		295,697

Balance , December 31, 2003	10,367,280	18,082,684	12,821		28,462,785
Comprehensive income:
Net income	—	4,978,184	—	$4,978,184	4,978,184
Other comprehensive loss net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $254,213	—	—	(60,755)	(60,755)	(60,755)

Total comprehensive income	—	—	—	$4,917,429	—

Cash dividends ($.56 per share)	—	(1,871,904)	—		(1,871,904)
Acquisition of 30,570 shares of common stock	(95,684)	(601,147)	—		(696,831)
Issuance of restricted stock, stock incentive plan (12,557 shares)	39,303	274,622	—		313,925
Unearned compensation on restricted stock	—	(313,925)	—		(313,925)
Amortization of unearned compensation, restricted stock awards	—	92,054	—		92,054
Issuance of common stock	9,597	60,323	—		69,920
Exercise of stock options	298,279	619,332	—		917,611

Balance , December 31, 2004 (forwarded)	10,618,775	21,320,223	(47,934)		31,891,064
See Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
For Each of the Three Years in the Period Ended December 31, 2005

			Accumulated
			Other
			Compre-	Compre-
	Common	Retained	hensive	hensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2004 (forwarded)	10,618,775	21,320,223	(47,934)		31,891,064
Comprehensive income:
Net income	—	5,701,617	—	$5,701,617	5,701,617
Other comprehensive loss net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $313,449	—	—	(608,459)	(608,459)	(608,459)

Total comprehensive income				$5,093,158	—

Cash dividends ($.65 per share)	—	(2,220,730)	—		(2,220,730)
Acquisition of 397 shares of common stock	(1,243)	(8,568)	—		(9,811)
Issuance of restricted stock, stock incentive plan (10,045 shares)	31,441	218,077			249,518
Unearned compensation on restricted stock		(249,518)			(249,518)
Amortization of unearned compensation, restricted stock awards		231,651			231,651
Restricted stock forfeiture	(3,506)	(24,494)			(28,000)
Issuance of common stock	16,771	122,126			138,897
Exercise of stock options	132,462	350,454	—		482,916

Balance, December 31, 2005	$10,794,700	$25,440,838	$(656,393)		$35,579,145

See Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For Each of the Three Years in the Period Ended December 31, 2005
Note 1.	Nature of Banking Activities and Significant Accounting Policies

Fauquier Bankshares, Inc. (the Company) is the holding company of The Fauquier Bank (the Bank) and Fauquier Statutory Trust I (Trust I). The Bank provides commercial, financial, agricultural, residential and consumer loans to customers in Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. Trust I was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its two wholly-owned subsidiaries, Trust I and the Bank, of which Fauquier Bank Services, Inc. is its sole subsidiary. In consolidation, significant intercompany accounts and transactions between the Bank and the Company have been eliminated.
In January 2003 the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to deconsolidation under FIN 46 if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated with their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s losses, receives a majority of its expected returns, or both.
Management has determined that Fauquier Statutory Trust (Trust I) qualifies as a variable interest entity under FIN 46. Trust I issued mandatory redeemable capital securities to investors and loaned the proceeds to the Company. Trust I holds, as its sole asset, subordinated debentures issued by the Company in 2002. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) “ Consolidation of Variable Interest Entities,” the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates Trust I. The deconsolidation results in the Company’s investment in the common securities of Trust I being included in other assets as of December 31, 2005 and a corresponding increase in outstanding debt of $124,000. The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations.
The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-referred securities issued by the Company as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule would take effect March 31, 2007; however, a three-year transition period starting now and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46 (R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.
Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. The Company has no securities in this category. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
The Bank is required to maintain an investment in the capital stock of certain correspondent banks. No readily available market exists for this stock and it has no quoted market value. The investment in these securities is recorded at cost.

Notes to Consolidated Financial Statements
Loans
The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.
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
The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors and is also maintained to cover uncertainties that could affect management’s estimate of probable losses. This component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Notes to Consolidated Financial Statements
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.
Bank Premises and Equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives ranging from 3 — 39 years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over its estimated useful life ranging from 3 – 5 years. Depreciation and amortization are recorded on the accelerated and straight-line methods.
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
Defined Benefit Plan
The Company has a pension plan for its employees. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Notes to Consolidated Financial Statements
Earnings Per Share
Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury method.
Stock-Based Compensation
At December 31, 2005, the Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	December 31,
	2005	2004	2003
Net income, as reported	$5,701,617	$4,978,184	$4,335,850
Deduct: total stock-based employee compensation expense determined based on the fair value	(13,815)	(62,567)	(139,702)

Pro forma net income	$5,687,802	$4,915,617	$4,196,148

Earnings per share:
Basic — as reported	$1.66	$1.49	$1.31

Basic — pro forma	$1.66	$1.48	$1.26

Diluted — as reported	$1.60	$1.41	$1.24

Diluted — pro forma	$1.60	$1.40	$1.20

Wealth Management Services Division
Securities and other property held by the Wealth Management Services division in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Notes to Consolidated Financial Statements
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.
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
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses of $331,162, $261,345 and $183,304 were incurred in 2005, 2004 and 2003, respectively.
Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current year presentation.
Recent Accounting Pronouncements
In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in

Notes to Consolidated Financial Statements
Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset should be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins January 1, 2006. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements
In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.
Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government corporations and agencies	$38,731,324	$10,072	$(943,127)	$37,798,269
Obligations of states and political subdivisions	962,013	57,516	—	1,019,529
Corporate bonds	6,000,000	—	(98,750)	5,901,250
Mutual funds	267,947	—	(7,144)	260,803
FHLMC preferred stock	441,000	—	(13,100)	427,900
Restricted investments:
Federal Home Loan Bank stock	2,748,100	—	—	2,748,100
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
The Bankers Bank stock	112,920	—	—	112,920

	$49,385,304	$67,588	$(1,062,121)	$48,390,771

Notes to Consolidated Financial Statements

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government corporations and agencies	$49,352,582	$175,475	$(238,296)	$49,289,761
Obligations of states and political subdivisions	961,515	60,037	—	1,021,552
Corporate bonds	6,000,000	—	(68,750)	5,931,250
Mutual funds	256,254	—	(1,095)	255,159
FHLMC preferred stock	441,000	—	—	441,000
Restricted investments:
Federal Home Loan Bank stock	1,431,800	—	—	1,431,800
Federal Reserve Bank stock	72,000	—	—	72,000
Community Bankers’ Bank stock	50,000	—	—	50,000
The Bankers Bank stock	102,113	—	—	102,113

	$58,667,264	$235,512	$(308,141)	$58,594,635

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2005
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,000,240	$1,951,171
Due after one year through five years	17,674,492	17,201,453
Due after five years through ten years	1,799,266	1,754,230
Due after ten years	24,219,339	23,812,194
Equity securities	3,691,967	3,671,723

	$49,385,304	$48,390,771

For the year ended December 31, 2003 proceeds from sales of securities available for sale amounted to $15,441,768. There were no securities sold in 2005 and 2004. Gross realized gains amounted to $288,333 in 2003. The tax expense applicable to this net realized gain amounted to $84,402. Gross realized losses were $46,500 in 2004 and $40,093 in 2003. There were no gross losses realized in 2005. The gross realized loss for 2004 is related to the impairment and write down of the FHLMC preferred stock.

Notes to Consolidated Financial Statements
The following table shows the Company investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

2005	Less Than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. government corporations and agencies	$14,703,168	$(275,354)	$22,732,136	$(667,773)	$37,435,304	$(943,127)
Corporate bonds	1,985,000	(15,000)	3,916,250	(83,750)	5,901,250	(98,750)
Mutual Funds	—	—	267,947	(7,144)	267,947	(7,144)

subtotal, debt securities	$16,688,168	$(290,354)	$26,916,333	$(758,667)	$43,604,501	$(1,049,021)
Preferred stock	441,000	(13,100)	—	—	441,000	(13,100)

Total temporarily impaired securities	$16,688,168	$(303,454)	$26,916,333	$(758,667)	$44,045,501	$(1,062,121)

2004	Less Than 12 Months		12 Months or More		Total
Description of	Unrealized		Unrealized		Unrealized
Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. government corporations and agencies	$24,646,204	$(213,805)	$2,441,585	$(24,491)	$27,087,789	$(238,296)
Corporate bonds	2,970,000	(30,000)	$961,250	$(38,750)	$3,931,250	(68,750)
Mutual funds	255,429	(1,095)	—	—	255,429	(1,095)

Total temporarily impaired securities	$27,871,633	$(244,900)	$3,402,835	$(63,241)	$31,274,468	$(308,141)

The nature of the securities which are temporarily impaired for a continuous 12 months or more can be segmented into primarily two groups. The first group consists of four Federal Home Loan Bank securities and six agency mortgage backed securities totaling $25.8 million; with a temporary loss of approximately $668,000. The bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors. The securities within this group have estimated maturity dates of eight months and 54 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Company has the ability to hold these bonds to their maturity.

The second group consists of three corporate bonds, rated A2 by Moody’s, totaling $3.9 million with a temporary loss of approximately $84,000. These bonds have a remaining maturity of approximately 29 years, but can be called at par at their respective five year anniversary. If not called, the bonds re-price every three months at a fixed index above LIBOR. The Company has the ability to hold these bonds to their maturity.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $18,317,369 and $9,695,444 at December 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements
Note 3.	Loans

A summary of the balances of loans follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
Mortgage loans on real estate:
Construction	$27,302	$29,270
Secured by farmland	535	965
Secured by 1 - 4 family residential	153,997	136,165
Other real estate loans	120,416	100,757
Commercial and industrial loans (except those secured by real estate)	35,497	24,036
Consumer installment loans	38,677	41,088
All other loans	9,386	9,941

Total loans	385,810	342,222
Net deferred loan fees	(523)	(370)
Allowance for loan losses	4,238	4,060

Net loans	$381,049	$337,792

Note 4.	Allowance for Loan Losses

Analysis of the allowance for loan losses follows:

	2005	2004	2003
Balance at beginning of year	$4,060,321	$3,575,002	$2,909,607
Provision for loan losses	472,917	539,583	784,000
Recoveries of loans previously charged-off	53,331	300,830	160,089
Loan losses charged-off	(348,426)	(355,094)	(278,694)

Balance at end of year	$4,238,143	$4,060,321	$3,575,002

Notes to Consolidated Financial Statements
Information about impaired loans is as follows:

	2005	2004
Impaired loans for which an allowance has been provided	$1,647,558	$432,640
Impaired loans for which no allowance has been provided	2,461,853	1,052,276

Total impaired loans	$4,109,411	$1,484,916

Allowance provided for impaired loans, included in the allowance for loan losses	$761,800	$316,722

	2005	2004	2003
Average balance in impaired loans	$3,128,139	$2,017,005	$749,583

Interest income recognized	$289,576	$207,606	$—

No additional funds are committed to be advanced in connection with impaired loans.

Non-accrual loans excluded from the above impaired loan disclosure under FASB 114 amounted to $12,710, $61,767 and $258,373 at December 31, 2005, 2004 and 2003, respectively. If interest on these loans had been accrued, such income would have approximated $608, $6,159 and $7,128 for 2005, 2004 and 2003, respectively. Loans past due 90 days or more and still accruing interest totaled $679,000, $162,000 and $840,000 for 2005, 2004 and 2003, respectively.

Note 5.	Related Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which amounted to $4,687,227 at December 31, 2005 and $4,854,747 at December 31, 2004. During 2005, total principal additions were $309,302 and total principal payments were $476,822.

Notes to Consolidated Financial Statements
Note 6.	Bank Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2005 and 2004 are as follows:

	2005	2004
Land	$2,104,960	$2,104,960
Buildings and improvements	7,950,143	7,888,156
Furniture and equipment	10,004,728	9,170,081
Leasehold improvements	293,564	293,564
Construction in process	118,231	82,756

	20,471,626	19,539,517
Accumulated depreciation and amortization	(12,182,045)	(11,005,898)

	$8,289,581	$8,533,619

Depreciation and amortization expensed for years ended December 31, 2005, 2004 and 2003, totaled $1,201,070, $1,091,220 and $1,047,748, respectively.

Note 7.	Deposits

The aggregate amount of time deposits, in denominations of $100,000 or more at December 31, 2005 and 2004 was $39,141,602 and $30,845,577, respectively.

At December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$44,483,128
2007	28,146,769
2008	13,320,269
2009	9,648,725
2010	4,250,827

$99,849,718

Overdraft demand deposits totaling $2,447,475 and $2,577,499 were reclassified to loans at December 31, 2005 and 2004, respectively.

The Bank accepts deposits for employees, officers, and directors of the Bank on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons. The aggregate dollar amount of deposits of employees, officers and directors totaled $ 5,014,783 and $ 6,947,154 at December 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements
Note 8.	Employee Benefit Plans

The following tables provide a reconciliation of the changes in the defined benefit plan’s obligations and fair value of assets over the three-year period ending December 31, 2005, computed as of October 1st of each respective year:

	2005	2004	2003
Change in Benefit Obligations
Benefit obligation, beginning	$5,708,344	$6,275,020	$5,177,305
Service cost	574,478	455,837	371,747
Interest cost	340,481	405,691	360,435
Actuarial gain loss	455,390	730,422	481,228
Benefits paid	(506,418)	(2,158,626)	(115,695)

Benefit obligation, ending	$6,572,275	$5,708,344	$6,275,020

Change in Plan Assets
Fair value of plan assets, beginning	$3,375,642	$4,868,913	$3,684,823
Actual return on plan assets	634,164	665,355	887,791
Employer contributions	1,186,714	—	411,994
Benefits paid	(506,418)	(2,158,626)	(115,695)

Fair value of plan assets, ending	$4,690,102	$3,375,642	$4,868,913

Funded status	$(1,882,173)	$(2,332,702)	$(1,406,107)
Unrecognized net actuarial loss	1,815,409	1,754,779	1,335,922
Unrecognized net obligation at transition	(113,866)	(132,845)	(151,824)
Unrecognized prior service cost	46,605	54,371	62,137

Accrued benefit cost included in other liabilities	$(134,025)	$(656,397)	$(159,872)

The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Components of Net Periodic
Benefit Cost
Service cost	$574,478	$455,837	$371,747
Interest cost	340,481	405,691	360,435
Expected return on plan assets	(301,717)	(393,147)	(309,775)
Amortization of prior service cost	7,766	7,766	7,766
Amortization of net obligation at transition	(18,979)	(18,979)	(18,979)
Recognized net actuarial loss	62,313	39,357	50,832

Net periodic benefit cost	$664,342	$496,525	$462,026

Notes to Consolidated Financial Statements
The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2005	2004	2003
Weighted-Average Assumptions as of December 31
Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
The assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	2005	2004	2003
Weighted-Average Assumptions as of December 31
Discount rate	6.00%	6.50%	7.00%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%
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

The Company pension plan’s weighted-average asset allocation at September 30, 2005 and 2004, by asset category are as follows:

	2005	2004
Asset Category as of September 30
Mutual Funds — Fixed Income	20%	20%
Mutual Funds — Equity	80%	80%

Total	100%	100%

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

The accumulated benefit obligation for the deferred benefit pension plan was $3,499,850, $3,133,951, and $3,989,306 at September 30, 2005, 2004, and 2003, respectively.

The Company expects to contribute $790,709 to its pension plan in 2006.

The Company’s schedule of projected benefit payments is shown in the following table:

Payment Dates	Amount
1/1/2006 - 12/31/2006	$67,698
1/1/2007 - 12/31/2007	78,623
1/1/2008 - 12/31/2008	77,951
1/1/2009 - 12/31/2009	77,313
1/1/2010 - 12/31/2010	87,372
Thereafter	1,122,355
The Company has a defined contribution retirement plan under Code Section 401(k) of the Internal Revenue Service covering employees who have completed 6 months of service and who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 15% of their covered compensation for the year, subject to certain limitations. The Company may also make, but is not required to make, a discretionary matching contribution. The amount of this matching contribution, if any, is determined on an annual basis by the Board of Directors. The Company made contributions to the plan for the years ended December 31, 2005, 2004 and 2003 of $115,579, $115,429 and $109,130, respectively.

The Company has a nonqualified deferred compensation program for key employees’ retirement, in which the contribution expensed is solely funded by the Company. The retirement benefit to be provided is fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $18,602, $40,716, and $159,991 for the years ended December 31, 2005, 2004 and 2003, respectively.

Concurrent with the establishment of the deferred compensation plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation plan. The Company has recorded in other assets $941,199 and $911,445 representing cash surrender value of these policies for the years ended December 31, 2005 and 2004, respectively.

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares acquired directly from the Company under the DRSPP. The Company issued 5,538 new shares in 2005 at a weighted average price of $25.83 and 3,066 new shares in 2004 at a weighted average price of $22.80. The Company has 241,576 shares available for issuance under the DRSPP at December 31, 2005.

Notes to Consolidated Financial Statements
Note 9.	Commitments and Contingent Liabilities

The Bank has entered into three long-term banking facility leases. The first lease was entered into on January 31, 1999. The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank’s Sudley Road, Manassas branch. The Bank renewed the lease January 31, 2004. Rent for 2006 is expected to be $56,245.

The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001. The lease provides for an original ten-year term with the right to renew for two additional ten-year periods beginning on June 1, 2001. Annual rent is $39,325 for the first five years and $40,700 annually commencing with the sixth year.

The third lease is for the accounting and finance department facility and was entered into on June 25, 2002. The lease has a term of five years beginning on August 1, 2002. Rent for the first year is $29,890 with annual increases on the anniversary date based on the CPI, with a minimum increase of 3%. Rent for 2006 is expected to be $34,230.

Total rent expense was $129,585, $129,623 and $128,627 for 2005, 2004 and 2003, respectively, and was included in occupancy expense.

The Bank has five data processing contractual obligations. The contractual expense for the Bank’s largest primary contractual obligation totaled $845,356 and $782,711 for 2005 and 2004, respectively.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term noncancellable lease agreements:

2006	$1,092,535
2007	1,104,312
2008	1,120,963
2009	1,096,634
2010	1,126,892
Thereafter	—

Total	$5,541,336

As a member of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2005 and 2004, the aggregate amounts of daily average required balances were approximately $10,067,000 and $9,487,000, respectively.

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. The Company does not anticipate losses as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

Note 10.	Income Taxes

The components of the net deferred tax assets included in other assets at December 31, 2005 are as follows:

Notes to Consolidated Financial Statements

	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,307,142	$1,246,683
Securities available for sale	338,142	24,694
Accrued pension obligation	45,569	223,175
Interest on nonaccrual loans	5,703	27,859
Accrued vacation	84,754	76,934
SERP obligation	132,124	80,093
Restricted Stock	99,083	31,299
Other	—	8,500

	2,012,517	1,719,237

Deferred tax liabilities:
Other	1,055	886
Accumulated deprec iation	197,965	247,050

	199,020	247,936

Net deferred tax assets	$1,813,497	$1,471,301

The Company has not recorded a valuation allowance for deferred tax assets as they feel it is more likely than not, that they will be ultimately realized.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
	2005	2004	2003
Current tax expense	$2,545,339	$2,541,755	$2,110,799
Deferred tax (benefit)	(28,748)	(301,487)	(289,490)

	$2,516,591	$2,240,268	$1,821,309

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for December 31, 2005 are summarized as follows:

	2005	2004	2003
Computed “expected” tax expense	$2,794,191	$2,454,274	$2,093,434
Decrease in income taxes resulting from:
Tax-exempt interest income	(254,435)	(216,670)	(238,734)
Other	(23,165)	2,664	(33,391)

	$2,516,591	$2,240,268	$1,821,309

Notes to Consolidated Financial Statements
Note 11.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock.

	2005		2004		2003
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3,434,093	$1.66	3,329,367	$1.49	3,308,124	$1.31

Effect of dilutive securities, stock options	128,471		179,665		172,464

Diluted earnings per share	3,562,564	$1.60	3,509,032	$1.41	3,480,588	$1.24

Note 12.	Stock Option Plans

Omnibus Stock Ownership and Long-Term Incentive Plan

In 1998, the Company adopted the Omnibus Stock Ownership and Long-Term Incentive Plan under which stock options, stock appreciation rights, restricted stock and long-term performance unit awards may be granted to certain key employees for purchase of the Company’s stock. The effective date of the plan was April 21, 1998 with a ten-year term. The plan authorized for issuance 400,000 shares of the Company’s common stock. The plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Company and are awarded an incentive stock option, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The plan was amended and restated effective January 1, 2000, to include non-employee directors and authorized an additional 180,000 shares to be available for awards to directors. The plan provides for awards to non-employee directors at the discretion of the Compensation and Benefits Committee. Options that are not exercisable at the time a director’s service on the Board terminates for reason other than death, disability or retirement in accordance with the Company’s policy will be forfeited.

Notes to Consolidated Financial Statements
Non-employee Director Stock Option Plan

The Company previously has issued stock options to non-employee directors under its Non-employee Director Stock Option Plan, which expired in 1999. Under that plan, each non-employee director of the Company or its subsidiary received an option grant covering 2,240 shares of Company common stock on April 1 of each year during the five-year term of the plan. The first grant under the plan was made on May 1, 1995. The exercise price of awards was fixed at the fair market value of the shares on the date the option was granted. During the term of the plan, a total of 120,960 options for shares of common stock were granted. Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors.

During 2004 and 2005, the Company granted awards of restricted stock to executive officers and non-employee directors under the Omnibus Stock Ownership and Long-Term Incentive Plan: 6,379 and 8,969 shares of restricted stock to executive officers and 3,666 and 3,588 shares of restricted stock to directors on February 17, 2005 and February 19, 2004, respectively.

The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on one-third of the shares lapse on the anniversary of the date the restricted shares were awarded over the next three years. Amortization of unearned compensation amounted to $231,651 and $92,054 in 2005 and 2004, respectively.

The Company did not grant options in 2005, 2004 and 2003.

A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	236,466	$9.11	338,382	$8.85	367,556	$8.78
Granted	—	—	—	—	—	—
Exercised	(42,320)	8.78	(95,297)	8.07	(29,174)	7.93
Forfeited	—	—	(6,619)	10.95	—	—

Outstanding at December 31	194,146	$9.18	236,466	$9.11	338,382	$8.85

Exercisable at end of year	194,146		218,196		255,606
Weighted-average fair value per option of options granted during the year	—		—		—

Notes to Consolidated Financial Statements
The status of the options outstanding as of December 31, 2005 for the Omnibus Stock Ownership and Long-Term Incentive and Non-employee Director Stock Option Plans is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
.25 years	10,200	5.06	10,200	5.06
1.25 years	15,680	6.25	15,680	6.25
2.25 years	22,400	10.00	22,400	10.00
3.25 years	21,900	9.75	21,900	9.75
3.66 years	17,150	9.50	17,150	9.50
4.60 years	39,444	8.13	39,444	8.13
5.88 years	32,884	8.07	32,884	8.07
6.08 years	8,756	12.70	8,756	12.70
6.08 years	25,732	13.00	25,732	13.00

	194,146	$9.18	194,146	$9.18

The Company also maintains a Director Deferred Compensation Plan (the “Deferred Compensation Plan”). This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.

Note 13.	Federal Home Loan Bank Advances and Other Borrowings

The Company’s fixed-rate debt of $42,000,000 at December 31, 2005 and $15,000,000 at December 31, 2004 matures through 2008. At December 31, 2005 and 2004, the interest rates ranged from 4.49 percent to 4.89 percent and from 1.25 percent to 4.89 percent, respectively. At December 31, 2005 and 2004, the weighted average interest rates were 4.68 percent and 4.64 percent, respectively.

Notes to Consolidated Financial Statements
At December 31, 2005 advances on the line are secured by certain first lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank. As of December 31, 2005, the book value of eligible loans totaled approximately $151,362,880. At December 31, 2004, the advances were secured by eligible first lien loans on one-to-four unit single-family dwellings totaling $100,823,395. The amount of the available credit is limited to eighty percent of qualifying collateral for residential loans, and fifty percent for commercial loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The Bank has an available line of credit with the Federal Home Loan Bank of Atlanta (FHLB) with a borrowing limit of approximately $106.4 million at December 31, 2005 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling $52.0 million. At December 31, 2005, $42.0 million of the FHLB line of credit and $5,000,000 of federal funds purchased lines of credit were in use.

The contractual maturities of FHLB advances are as follows:

	2005	2004
Due in 2006	$34,000,000	$10,000,000
Due in 2007	3,000,000	—
Due in 2008	5,000,000	5,000,000

	$42,000,000	$15,000,000

Note 14.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2005, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $9,339,712.

Note 15.	Financial Instruments With Off-Balance-Sheet Risk

The Company is party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Notes to Consolidated Financial Statements
At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$106,542,000	$75,907,000
Standby letters of credit	5,839,000	7,048,000
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

Note 16.	Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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
Deposit Liabilities
The fair values disclosed for demand deposits (e.g., interest and noninterest checking, statement savings, and certain types of money market accounts) are estimated using discounted cash flow analyses. The cash flow analyses utilize wholesale funding rates and decay assumptions based on studies of the Bank’s core deposit behavior. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Federal Home Loan Bank Advances
The fair values of the Company’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
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
At December 31, 2005 and 2004, the fair value of loan commitments and standby letters of credit were deemed immaterial.
The estimated fair values of the Company’s financial instruments are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Thousands)		(Thousands)
Financial assets:
Cash and short-term investments	$27,246	$27,246	$9,058	$9,058
Federal funds sold	493	493	109	109
Securities	48,391	48,391	58,595	58,595
Loans, net	381,049	377,457	337,792	333,548
Accrued interest receivable	1,586	1,586	1,507	1,507

Financial liabilities:
Deposits	$391,657	$357,316	$374,656	$359,894
FHLB advances	42,000	41,961	15,000	15,073
Federal funds purchased	5,000	4,999	—	—
Company obligated manditorily redeemable capital securities	4,124	5,406	4,124	4,310
Accrued interest payable	678	678	471	471
The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Notes to Consolidated Financial Statements
Note 17.	Other Operating Expenses

The principal components of “Other operating expenses” in the Consolidated Statements of Income are:

	2005	2004	2003
Advertising and business development	$478,748	$334,112	$237,600
Bank card	121,346	262,752	545,313
Data processing	1,031,459	947,377	887,627
Postage and supplies	407,635	364,226	366,245
Professional and consulting fees	957,611	828,208	564,014
Other (no items exceed 1% of total revenue)	2,169,183	2,204,474	2,085,959

	$5,165,982	$4,941,149	$4,686,758

Note 18.	Concentration Risk

The Company maintains its cash accounts in several correspondent banks. The total amount by which cash on deposit in those banks exceeds the federally insured limits is $2,508,961at December 31, 2005.

Note 19.	Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Notes to Consolidated Financial Statements
The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.

					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amount in Thousands)
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$44,421	12.0%	$29,696	8.0%	N/A	N/A
The Fauquier Bank	$44,037	11.9%	$29,688	8.0%	$37,110	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$40,183	10.8%	$14,848	4.0%	N/A	N/A
The Fauquier Bank	$39,799	10.7%	$14,844	4.0%	$22,266	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$40,183	8.7%	$18,562	4.0%	N/A	N/A
The Fauquier Bank	$39,799	8.6%	$18,552	4.0%	$23,190	5.0%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$39,939	12.1%	$26,414	8.0%	N/A	N/A
The Fauquier Bank	$39,018	11.8%	$26,414	8.0%	$33,017	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$35,879	10.9%	$13,207	4.0%	N/A	N/A
The Fauquier Bank	$34,958	10.6%	$13,207	4.0%	$19,810	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$35,879	8.3%	$17,291	4.0%	N/A	N/A
The Fauquier Bank	$34,958	8.1%	$17,291	4.0%	$21,613	5.0%

Notes to Consolidated Financial Statements
Note 20.	Company-Obligated Mandatorily Redeemable Capital Securities

On March 11, 2002, Fauquier Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities. On March 26, 2002, $4 million of trust preferred securities were issued through a pooled underwriting totaling approximately $564 million. The securities have a LIBOR-indexed floating rate of interest. During 2005, the interest rates ranged from 6.15% to 7.56%. At December 31, 2005 the weighted-average interest rate was 6.97%. The securities have a mandatory redemption date of March 26, 2032, and are subject to varying call provisions beginning March 27, 2007. The principal asset of the Trust is $4.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

The Capital Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Capital Securities not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Capital Securities.

Subject to certain exception and limitations, the Company may elect from time to time to defer interest payment on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

Notes to Consolidated Financial Statements
Note 21. Parent Corporation Only Financial Statements
FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Balance Sheets
December 31, 2005 and 2004

	December 31,
	2005	2004
Assets
Cash on deposit with subsidiary bank	$150,844	$776,329
Investment in subsidiaries, at cost, plus equity in undistributed net income	39,286,964	35,035,724
Dividend receivable	—	508,887
Other assets	329,132	246,876

	$39,766,940	$36,567,816

Liabilities and Shareholders’ Equity

Liabilities
Company-obligated mandatorily redeemable capital securities	$4,124,000	$4,124,000
Dividend payable	—	508,887
Other liabilities	63,795	43,865

	4,187,795	4,676,752

Shareholders’ Equity
Common stock	10,794,700	10,618,775
Retained earnings, which are substantially distributed earnings of subsidiaries	25,440,838	21,320,223
Accumulated other comprehensive income (loss)	(656,393)	(47,934)

	35,579,145	31,891,064

Total liabilities and shareholders’ equity	$39,766,940	$36,567,816

Notes to Consolidated Financial Statements
FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Income
For Each of the Three Years in the Period Ended December 31, 2005

	December 31,
	2005	2004	2003
Revenue,
dividends from subsidiaries	$2,220,730	$2,641,904	$1,888,130

Expenses
Interest expense	$275,176	$206,274	$194,897
Legal and professional fees	162,346	152,421	46,129
Directors’ fees	138,103	76,863	30,544
Miscellaneous	149,847	122,619	73,303

	725,472	558,177	344,873

Income before income tax benefits and equity in undistributed net income of subsidiaries	1,495,258	2,083,727	1,543,257

Income tax benefit	(246,660)	(189,780)	(117,257)

Income before equity in undistributed net income of subsidiaries	1,741,918	2,273,507	1,660,514

Equity in undistributed net income of subsidiaries	3,959,699	2,704,677	2,675,336

Net income	$5,701,617	$4,978,184	$4,335,850

Notes to Consolidated Financial Statements
FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2005

	December 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$5,701,617	$4,978,184	$4,335,850
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(3,959,699)	(2,704,677)	(2,675,336)
Decrease (increase) in undistributed dividends receivable from subsidiaries	508,887	(78,297)	(67,143)
Tax benefit of nonqualified options exercised	(111,139)	(148,473)	(64,307)
Amortization of unearned compensation	203,651	92,054	—
Decrease in other assets	28,883	56,844	32,007
Increase (decrease) in other liabilities	19,930	(212,007)	67,318

Net cash provided by operating activities	2,392,130	1,983,628	1,628,389

Cash Flows from Financing Activities
Cash dividends paid	(2,729,617)	(1,793,607)	(1,520,987)
Contribution of capital to subsidiaries	(900,000)	—	—
Issuance of common stock	621,813	987,531	295,697
Acquisition of common stock	(9,811)	(696,831)	(354,486)

Net cash (used in) financing activities	(3,017,615)	(1,502,907)	(1,579,776)

Increase (decrease) in cash and cash equivalents	(625,485)	480,721	48,613

Cash and Cash Equivalents
Beginning	776,329	295,608	246,995

Ending	$150,844	$776,329	$295,608

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
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the Company’s executive officers is provided in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” All other information concerning the Company required by this item is contained in the Company’s definitive proxy statement for the 2006 annual meeting of shareholders to be held on May 16, 2006 (the “2006 proxy statement”) under the captions “Election of Class I Directors,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. This Code was last amended February 1, 2005 and is included as Exhibit 14 to this report.
ITEM 11. EXECUTIVE COMPENSATION
The information relating to executive and directors compensation is contained in the Company’s 2006 proxy statement under the captions “Compensation of Management” and “Report of the Compensation and Benefits Committees on Executive Compensation” and is incorporated herein by reference. The information in the 2006 proxy statement under the caption “Stock Performance” is also incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership required by this item is contained in the Company’s 2006 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance:
Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted –average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	123,966	$9.63	280,783 (1)
Equity compensation plans not approved by security holders	70,180	$8.37	87,072 (2)
Total	194,146	$9.18	367,855

(1)	Includes 280,783 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Omnibus Stock Ownership and Long Term Incentive Plan.

(2)	Includes no shares available to be granted under the Non-Employee Director Stock Option Plan and 87,072 shares available to be granted under the Director Deferred Compensation Plan.
For additional information concerning the material features of the Company’s equity compensation plans, including the Non-Employee Director Stock Option Plan and Director Deferred Compensation Plan which have not been approved by the shareholders, please see Note 12 of our Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by this item is contained in the Company’s 2006 proxy statement under the caption “Related Party Transactions,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is contained in the Company’s 2006 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) -Financial Statements
The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
Independent Auditors’ Report
Consolidated Balance Sheets -December 31, 2005 and December 31, 2004
Consolidated Statements of Income -Years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows -Years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Changes in Shareholders’ Equity -December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements -Years ended December 31, 2005, 2004, and 2003

(a)	(2) -Financial Statement Schedules

All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

(a)	(3) -Exhibits
Exhibit Number

3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed March 21, 2006.

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1*	Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, as amended and restated effective January 1, 2000, incorporated by reference to Exhibit 4.B to Form S-8 filed October 15, 2002.

10.1.1*	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2*	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.2*	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.3*	Fauquier Bankshares, Inc. Non-Employee Director Stock Option Plan, effective April 1, 1995, incorporated by reference to Exhibit 4.A to Form S-8 filed October 15, 2002.

10.8*	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.

10.10*	Executive Supplemental Retirement Plan Agreement, dated August 20, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 25, 2003.

10.11*	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated August 10, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 25, 2003.

10.12*	Executive Split Dollar Life Insurance Agreement, dated November 26, 1996, between The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.12 to Form 10-K filed March 25, 2003.

10.13*	Form of the Executive Survivor Income Agreement, dated on or about May 9, 2003, between The Fauquier Bank and each of C. Hunton Tiffany, Randy K. Ferrell, Eric P. Graap, incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 14, 2003.

10.14*	Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.14 to Form 10-K filed March 30, 2005.

10.15*	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.15 to Form 10-K filed March 30, 2005.

10.16*	Base Salaries for Named Executive Officers.

10.17*	Director Compensation, incorporated by reference to Exhibit 10.17 to Form 8-K filed February 23, 2006.

10.18*	Description of Management Incentive Plan, incorporated by reference to Exhibit 10.18 to Form 10-K filed March 30, 2005.

10.19*	Description of Employment Agreement with C. Hunton Tiffany as amended February 17, 2006, incorporated by reference to Exhibit 10.19 to Form 8-K filed February 23, 2006.

10.20*	Consulting Agreement dated June 8, 2005 between The Fauquier Bank and C.H. Lawrence, Jr., incorporated by reference to Exhibit 10.20 to Form 8-K filed June 14, 2005.

14	Code of Business Conduct and Ethics.

21	Subsidiaries of the Registrant, incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

23.2	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

* Denotes management contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAUQUIER BANKSHARES, INC.
(Registrant)
/s/ Randy K. Ferrell
Randy K. Ferrell
President and Chief Executive Officer
Dated: March 24, 2006
/s/ Eric P. Graap
Eric P. Graap
Senior Vice President and Chief Financial Officer
Dated: March 24, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. Hunton Tiffany

C. Hunton Tiffany	Chairman, Director	March 24, 2006

/s/ Randy K. Ferrell

Randy K. Ferrell	President and Chief Executive Officer, Director	March 24, 2006
(principal executive officer)

/s/ Eric P. Graap

Eric P. Graap	Senior Vice President and Chief Financial Officer	March 24, 2006
(principal financial and accounting officer)

/s/ John B. Adams, Jr.	Vice Chairman, Director	March 24, 2006

John B. Adams, Jr

/s/ Stanley C. Haworth	Director	March 24, 2006

Stanley C. Haworth

/s/ John J. Norman, Jr	Director	March 24, 2006

John J. Norman, Jr.

/s/ Douglas C. Larson	Director	March 24, 2006

Douglas C. Larson

/s/ C.H. Lawrence, Jr	Director	March 24, 2006

C.H. Lawrence, Jr.

/s/ Randolph T. Minter	Director	March 24, 2006

Randolph T. Minter

/s/ B.S. Montgomery	Director	March 24, 2006

B.S. Montgomery

/s/ H.P. Neale	Director	March 24, 2006

H.P. Neale

/s/ Pat H. Nevill	Director	March 24, 2006

Pat H. Nevill

/s/ H. Frances Stringfellow	Director	March 24, 2006

H. Frances Stringfellow