Form 10-Q
period 2006-03-31
FAUQUIER BANKSHARES INC
filed 2006-05-12
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of May 5, 2006, the latest practicable date for determination, 3,473,179 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$12,485,118	$26,565,702
Interest-bearing deposits in other banks	505,633	680,013
Federal funds sold	409,000	493,000
Securities, at fair value	44,036,735	48,390,771
Loans, net of allowance for loan losses of $4,319,555 in 2006 and $4,238,143 in 2005	397,084,310	381,049,471
Bank premises and equipment, net	8,168,954	8,289,581
Accrued interest receivable	1,582,982	1,585,849
Other assets	13,293,624	14,191,023

Total assets	477,566,356	481,245,410

Liabilities
Deposits:
Noninterest-bearing	90,523,925	95,411,624
Interest-bearing	306,686,400	296,245,545

Total deposits	397,210,325	391,657,169

Federal funds purchased	3,000,000	5,000,000
Dividends payable	—	—
Federal Home Loan Bank advances	34,000,000	42,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	2,699,341	2,885,096
Commitments and contingent liabilities	—	—

Total liabilities	441,033,666	445,666,265

Shareholders’ Equity

Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding, 2006 3,473,179 shares; 2005 3,448,786 shares	10,871,050	10,794,700
Retained earnings	26,303,731	25,440,838
Accumulated other comprehensive income (loss), net	(642,091)	(656,393)

Total shareholders’ equity	36,532,690	35,579,145

Total liabilities and shareholders’ equity	$477,566,356	$481,245,410

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005

	2006	2005
Interest Income
Interest and fees on loans	$6,423,438	$5,329,831
Interest and dividends on securities available for sale:
Taxable interest income	417,837	506,745
Interest income exempt from federal income taxes	13,123	13,082
Dividends	47,148	26,731
Interest on federal funds sold	14,642	7,151
Interest on deposits in other banks	4,975	1,521

Total interest income	6,921,163	5,885,061

Interest Expense
Interest on deposits	1,571,098	1,039,386
Interest on federal funds purchased	37,800	25,430
Interest on Federal Home Loan Bank advances	487,812	203,538
Distribution on capital securities of subsidiary trust	85,705	61,788

Total interest expense	2,182,415	1,330,142

Net interest income	4,738,748	4,554,919

Provision for loan losses	120,000	125,000

Net interest income after provision for loan losses	4,618,748	4,429,919

Other Income
Wealth management income	327,547	317,701
Service charges on deposit accounts	635,939	641,125
Other service charges, commissions and income	352,342	303,586
Gain on sale of property rights	250,000	—

Total other income	1,565,828	1,262,412

Other Expenses
Salaries and benefits	2,183,767	2,057,922
Net occupancy expense of premises	241,153	233,070
Furniture and equipment	331,719	317,287
Other operating expenses	1,348,452	1,211,212
Loss on sale of securities	82,564	—

Total other expenses	4,187,655	3,819,491

Income before income taxes	1,996,921	1,872,840

Income tax expense	599,309	562,572

Net Income	$1,397,612	$1,310,268

Earnings per Share, basic	$0.40	$0.38

Earnings per Share, assuming dilution	$0.39	$0.37

Dividends per Share	$0.175	$0.15

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2004	$10,618,775	$21,320,223	$(47,934)		31,891,064
Comprehensive income:
Net income	—	1,310,268	—	$1,310,268	1,310,268
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $265,746	—	—	(513,919)	(513,919)	(513,919)

Total comprehensive income	—	—	—	$796,349

Cash dividends ($.15 per share)	—	(515,011)	—		(515,011)
Restricted stock forfeiture	(3,506)	(24,494)	—		(28,000)
Net issuance of restricted stock, stock incentive plan (10,045 shares)	31,441	218,077	—		249,518
Unearned compensation on restricted stock		(249,518)			(249,518)
Amortization of unearned compensation, restricted stock awards		98,127			98,127
Issuance of common stock	4,301	29,658	—		33,959
Exercise of stock options	95,556	161,865	—		257,421

Balance, March 31, 2005	$10,746,567	$22,349,195	$(561,853)		$32,533,909

Balance, December 31, 2005	$10,794,700	$25,440,838	$(656,393)		$35,579,146
Comprehensive income:
Net income		1,397,612	—	$1,397,612	1,397,612
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $330,775	—	—	14,302	14,302	14,302

Total comprehensive income	—	—	—	$1,411,914	—

Cash dividends ($.175 per share)	—	(607,806)	—		(607,806)
Net issuance of restricted stock, stock incentive plan (10,347 shares)	32,386	228,772	—		261,158
Unearned compensation on restricted stock		(261,158)			(261,158)
Amortization of unearned compensation, restricted stock awards		44,185			44,185
Issuance of common stock	5,027	34,528	—		39,554
Exercise of stock options	38,937	26,760	—		65,697

Balance, March 31, 2006	$10,871,050	$26,303,731	$(642,091)		$36,532,690

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005

	2006	2005
Cash Flows from Operating Activities
Net income	$1,397,612	$1,310,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,839	294,362
Provision for loan losses	120,000	125,000
Amortization of security premiums, net	9,759	19,930
Amortization of unearned compensation	44,185	98,127
Changes in assets and liabilities:
Decrease (Increase) in other assets	892,900	(69,810)
(Decrease) Increase in other liabilities	(185,755)	(856,579)

Net cash provided by operating activities	2,580,540	921,298

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	3,024,745	—
Proceeds from maturities, calls and principal payments of securities available for sale	1,341,200	2,850,255
Purchase of securities available for sale	—	(255,794)
Proceeds from sale of premises and equipment	—	—
Purchase of premises and equipment	(181,212)	(169,222)
Purchase of other investment	—	(360,000)
Net Decrease (Increase) in loans	(16,154,839)	(6,343,580)

Net cash (used in) investing activities	(11,970,106)	(4,278,341)

Cash Flows from Financing Activities
Net (Decrease) Increase in demand deposits, NOW accounts and savings accounts	(3,081,639)	5,120,612
Net (Decrease) Increase in certificates of deposit	8,634,797	5,842,377
Federal Home Loan Bank advances	—	8,000,000
Federal Home Loan Bank principal repayments	(8,000,000)	—
Purchase (Repayment) of Federal Funds	(2,000,000)	—
Cash dividends paid on common stock	(607,806)	(1,023,898)
Issuance of common stock	105,251	291,380
Acquisition of common stock	—	(28,000)

Net cash provided by (used in) financing activities	(4,949,397)	18,202,471

Increase (Decrease) in cash and cash equivalents	(14,338,964)	14,845,428

Cash and Cash Equivalents
Beginning	27,738,715	9,166,574

Ending	$13,399,752	$24,012,002

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,491,715	$1,291,297

Income taxes	$—	$—

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net	$(21,669)	$(779,665)

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and subsidiaries
Notes to Consolidated Financial Statements
1.	General

The consolidated statements include the accounts of Fauquier Bankshares, Inc. (the Company) and its wholly-owned subsidiary, The Fauquier Bank (the Bank), and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2006 and December 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results expected for the full year.

2.	Securities

The amortized cost of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	March 31, 2006

Obligations of U.S. Government, corporations and agencies	$34,608,777	$4,690	$(919,535)	$33,693,932
Obligations of states and political subdivisions	962,192	58,608	—	1,020,800
Corporate Bonds	6,000,000	—	(90,000)	5,910,000
Mutual Funds	270,711	—	(12,128)	258,583
FHLMC Preferred Bank Stock	441,000	—	(14,500)	426,500
Restricted investments:
Federal Home Loan Bank Stock	2,492,000	—	—	2,492,000
Federal Reserve Bank Stock	72,000	—	—	72,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$45,009,600	$63,298	$(1,036,163)	$44,036,735

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2005

Obligations of U.S. Government, corporations and agencies	$38,731,324	$10,072	$(943,127)	$37,798,269
Obligations of states and political subdivisions	962,013	57,516	—	1,019,529
Corporate Bonds	6,000,000	—	(98,750)	5,901,250
Mutual Funds	267,947	—	(7,144)	260,803
FHLMC Preferred Bank Stock	441,000	—	(13,100)	427,900
Restricted investments:
Federal Home Loan Bank Stock	2,748,100	—	—	2,748,100
Federal Reserve Bank Stock	72,000	—	—	72,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$49,385,304	$67,588	$(1,062,121)	$48,390,771

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2006
	Amortized	Fair
	Cost	Value
Due in one year or less	$421	$421
Due after one year through five years	18,085,112	17,629,442
Due after five years through ten years	688,713	672,719
Due after ten years	22,796,723	22,322,150
Equity Securities	3,438,631	3,412,003

	$45,009,600	$44,036,735

The following table shows the Company’s investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006.

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		(Losses)		(Losses)		(Losses)

Obligations of U.S. Government, corporations and agencies	$3,491,358	$(54,950)	$29,895,189	$(864,585)	$33,386,547	$(919,535)

Corporate Bonds	1,987,500	(12,500)	3,922,500	(77,500)	5,910,000	(90,000)

Subtotal, debt securities	5,478,858	(67,450)	33,817,689	(942,085)	39,296,547	(1,009,535)

Preferred Stock	441,000	(14,500)	—	—	441,000	(14,500)
Mutual Fund	—	—	270,711	(12,128)	270,711	(12,128)

Total temporary impaired securities	$5,919,858	$(81,950)	$34,088,400	$(954,213)	$40,008,258	$(1,036,163)

The nature of the securities which are temporarily impaired for a continuous 12 months or more can be segmented into three groups. The first group consists Federal Agency bonds totaling $14.9 million with a temporary loss of approximately $410,000. The bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors. These bonds have estimated maturity dates of 27 months to 42 months. The Company has the ability to hold these bonds to maturity.
The second group consists of Federal agency mortgage-backed securities totaling $15.8 million with a temporary loss of approximately $455,000. The securities within this group have Aaa/AAA ratings from Moody’s and Standard & Poors. The estimated maturity dates range from 21 months to 338 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Company has the ability to hold these bonds to maturity.
The third group consists of corporate bonds, rated A2 by Moody’s, totaling $4 million with a temporary loss of approximately $77,000. These bonds have an estimated maturity of 28 years, but can be called at par on the five year anniversary. If not called, the bonds reprice every three months at a fixed index above LIBOR. The Company has the ability to hold these bonds to maturity.
The carrying value of securities pledged to secure deposits and for other purposes amounted to $16,555,655 and $18,317,369 at March 31, 2006 and December 31, 2005, respectively.
3.	Loans

A summary of the balances of loans follows:

	March 31,	December 31,
	2006	2005
	(Thousands)
Real estate loans:
Construction	$27,112	$27,302
Secured by farmland	832	535
Secured by 1 - to - 4 family residential	155,611	153,997
Other real estate loans	129,544	120,416
Commercial and industrial loans (not secured by real estate)	37,964	35,497
Consumer installment loans	36,391	38,677
All other loans	14,499	9,386

Total loans	$401,953	$385,810
Unearned income	(549)	(523)
Allowance for loan losses	4,320	4,238

Net loans	$397,084	$381,049

Analysis of the allowance for loan losses follows:

	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
	2006	2005	2005
Balance at beginning of period	$4,238,143	$4,060,321	$4,060,321
Provision charged to operating expense	120,000	125,000	472,917
Recoveries added to the allowance	34,994	15,173	53,331
Loan losses charged to the allowance	(73,582)	(74,072)	(348,426)

Balance at end of period	$4,319,555	$4,126,422	$4,238,143

Nonperforming assets consist of the following:

	March 31,	December 31,
	2006	2005
	(Thousands)
Nonaccrual loans	$1,072	$13
Restructured loans	—	—

Total nonperforming loans	1,072	13
Foreclosed property	169	182

Total nonperforming assets	$1,241	$195

Total loans past due 90 days or more and still accruing interest totaled $197,000 on March 31, 2006 and $679,000 on December 31, 2005.

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

	Three Months		Three Months
	Ended		Ended
	March 31, 2006		March 31, 2005
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,457,834	$0.40	3,404,113	$0.38

Effect of dilutive securities, stock options	112,386		130,153

Diluted earnings per share	3,570,220	$0.39	3,534,266	$0.37

6.	Stock-Based Compensation

At March 31, 2006, the Company has a stock-based compensation plan. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), Share-Based Payment, which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income. Prior to January 1, 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, stock compensation expense was not recognized in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, prior years’ financial statements included pro forma disclosures of the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

The following table illustrates the effect on net income and earnings per share for the Company had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been applied to stock-based compensation for three months ended March 31, 2005.

2005
Net Income, as reported	$1,310,268
Deduct: Total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(13,815)

Pro forma net income	$1,296,453

Earnings per share:
Basic — as reported	$0.38
Basic — pro forma	0.38
Diluted — as reported	0.37
Diluted — pro forma	0.37
7.	Employee Benefit Plan

The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the periods ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
Service cost	$173,127	$143,620
Interest cost	93,997	85,120
Expected return on plan assets	(98,960)	(75,429)
Amortization of transition obligation/(asset)	(4,745)	(4,745)
Amortization of prior service cost	1,942	1,942
Recognized net actuarial (gain)/loss	15,239	15,578

Net periodic benefit cost	$180,600	$166,086

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $790,709 to its pension plan in 2006. As of March 31, 2006 no contributions have been made. The Company presently anticipates to contribute $424,000 to fund its pension plan in 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates and the shape of the interest rate yield curve, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the Bank’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.
GENERAL
Fauquier Bankshares, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in 1902. The Company engages in its business through the Bank, and has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,473,179 shares of common stock, par value $3.13 per share, held by approximately 439 holders of record on March 31, 2006.
The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, New Baltimore, Sudley Road-Manassas, Old Town-Manassas and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. During the March 2005 quarter, the Bank signed a lease for its ninth full service branch in Haymarket, Virginia, scheduled to open in 2007. The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.
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
ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on three basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.
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
Net income of $1.40 million for the quarter ended March 31, 2006 was a 6.7% increase from the March 2005 quarter net income of $1.31 million. The net income results were consistent with management’s internal projections. The Company and the Bank have continued to experience growth across all of the primary operating businesses; specifically, commercial and retail lending, retail deposits, and assets under WMS management. Net loan outstandings increased 15.4% from March 31, 2005 to March 31, 2006. Total deposits increased 3.0% from March 31, 2005 to March 31, 2006. WMS assets under management grew to $284 million from $241 million from March 31, 2005 to March 31, 2006, an increase of 18.2%.
Management continues the expansion of its branch network into western Prince William County, having signed a lease for a full service branch in Haymarket, Virginia, scheduled to open in 2007. The Bank seeks to further add to its branch network in western Prince William County, as well as in Fauquier County, looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its current marketplace. Beginning in April 2006, the Bank introduced a new line of “Free Checking” products in order to better serve the growing population in its marketplace. Each checking account is designed to meet many of the specific individual needs of the customer. All of our new checking accounts offer free ATM access virtually anywhere in the United States and in most foreign countries, where the Bank will pay for the customers’ ATM fees charged by other institutions, up to 4 times a month.
COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
NET INCOME. Net income for the three months ended March 31, 2006 was $1.40 million or $0.39 per diluted share compared with $1.31 million or $0.37 per diluted share for the three months ended March 31, 2005. The growth in net income was primarily due to a $184,000 or 4.0% increase in net interest income and a $250,000 pre-tax gain resulting from the cancellation of a property usage contract; partially offset by a $286,000 or 7.5 % increase in other operating expenses and a loss of $83,000 on the sale of investment securities.
NET INTEREST INCOME. Net interest income increased $184,000 or 4.0% to $4.74 million for the three months ended March 31, 2006 compared with $4.55 million for the three months ended March 31, 2005. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. The net interest margin, computed on a tax equivalent basis, for the March 2006 quarter was 4.36%, compared with 4.57% for the same quarter one year earlier. The primary reasons for the decrease in the net interest margin are the impact of the flattening yield curve coupled with competitive pressures on the pricing and repricing of interest-earning assets and interest-bearing liabilities. Average interest-earning assets grew 8.4% to $438.7 million for the first quarter of 2006 compared with $404.9 million for the first quarter of 2005. The yield on average interest-earning assets was 6.37% for the March 2006 quarter compared with 5.90% for the March 2005 quarter. Total interest income increased $1.04 million or 17.6% to $6.92 million for the three months ended March 31, 2006, compared with $5.89 million for the three months ended March 31, 2005, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities decreased $68,000 or 12.5%. During the quarter, the Bank sold $2.95 million of lower yielding investment securities and utilized the proceeds from the sale to retire high cost borrowed funds. Investment securities averaged $46.8 million for the first quarter of 2006 compared with $57.3 million for the same quarter one year earlier. The yield on investment securities was 4.14% on a tax equivalent basis for the first quarter of 2006, compared with 3.87% for the first quarter of 2005. Interest and fees on loans increased $1.09 million or 20.5% to $6.42 million for the March 2006 quarter compared with the same quarter one year earlier. Average loans outstanding totaled $390.0 million and earned

6.65% on a tax-equivalent basis for the quarter ended March 31, 2006, compared with $346.5 million and 6.22%, respectively, for the quarter ended March 31, 2005.
Total interest expense increased $852,000 or 64.1% to $2.18 million for the three months ended March 31, 2006 from $1.33 million for the three months ended March 31, 2005. Average interest-bearing liabilities grew 8.1% to $348.1 million for the first quarter of 2006 compared with $321.9 million for the first quarter of 2005, while the average cost on interest-bearing liabilities increased to 2.53% from 1.67% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rates, as well as significantly increased balances in higher cost funding sources such as the premium interest rate money market account and FHLB of Atlanta borrowings. The average balance for the recently created premium interest rate money market account was $40.5 million with an average cost of 3.90% for the three months ended March 31, 2006; it was not a deposit product for the first three months in 2005. Average certificates of deposit balances for the first quarter of 2006 were $105.2 million at an average cost of 3.47%, compared with $81.5 million at an average cost of 2.77% for the same quarter one year earlier. Interest-bearing NOW account deposits averaged $74.3 million at an average cost of 0.61% for the March 2006 quarter, compared with $107.0 million at an average cost of 1.05% for the March 2005 quarter. Other interest-bearing money market deposits averaged $41.0 million at an average cost of 1.38% for the quarter ended March 31, 2006, compared with $64.1 million at an average cost of 1.08% for the same quarter one year earlier. Savings account deposits averaged $38.0 million at an average cost of 0.32% for the March 2006 quarter, compared with $42.5 million at an average cost of 0.34% for the March 2005 quarter. Average FHLB of Atlanta advances were $41.5 million at an average cost of 4.71% for the first quarter of 2006, and $18.7 million at an average cost of 4.35% one year earlier.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2006 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions. Additionally, the Bank’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and to decrease if market interest rates fall, assuming no change in the shape of the interest rate yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. During the first quarter of 2006, demand deposits, NOW accounts, and savings deposits averaged 22.9%, 19.2%, and 9.8% of total average deposits, respectively, while the more interest-rate sensitive money market accounts and certificates of deposit averaged 21.0% and 27.1% of total average deposits, respectively.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three- month periods ended March 31, 2006 and 2005. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$381,641	$6,324	6.64%	$339,099	$5,244	6.20%
Tax-exempt (1)	7,666	150	7.82%	7,265	130	7.14%
Nonaccrual	720	—		104	—

Total Loans	390,027	6,474	6.65%	346,468	5,374	6.22%

Securities
Taxable	45,788	465	4.06%	56,232	533	3.80%
Tax-exempt (1)	1,021	20	7.79%	1,023	20	7.75%

Total securities	46,809	485	4.14%	57,255	553	3.87%

Deposits in banks	734	5	2.71%	93	2	6.53%
Federal funds sold	1,176	15	4.98%	1,123	7	2.55%

Total earning assets	438,746	6,979	6.37%	404,939	5,936	5.90%

Less: Reserve for loan losses	(4,302)			(4,053)
Cash and due from banks	18,203			16,131
Bank premises and equipment, net	8,260			7,491
Other assets	15,347			15,825

Total Assets	$476,254			$440,333

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$88,880			$84,131

Interest-bearing deposits
NOW accounts	74,321	112	0.61%	107,004	278	1.05%
Money market accounts	40,968	140	1.38%	64,134	171	1.08%
Premium money market accounts	40,562	390	3.90%	—	—
Savings accounts	38,045	30	0.32%	42,486	35	0.34%
Time deposits	105,166	899	3.47%	81,508	556	2.77%

Total interest-bearing deposits	299,062	1,571	2.13%	295,132	1,040	1.43%

Federal funds purchased and securities sold under agreements to repurchase	3,419	38	4.42%	3,934	25	2.62%
Federal Home Loan Bank advances	41,456	488	4.71%	18,733	204	4.35%
Capital Securities of Subsidiary Trust	4,124	86	8.31%	4,124	62	5.99%

Total interest-bearing liabilities	348,061	2,183	2.53%	321,923	1,331	1.67%

Other liabilities	2,616			1,978
Shareholders’ equity	36,697			32,301

Total Liabilities & Shareholders’ Equity	$476,254			$440,333

Net interest spread		$4,796	3.84%		$4,605	4.23%

Interest expense as a percent of average earning assets			2.01%			1.33%
Net interest margin			4.36%			4.57%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the three-month periods ended March 31, 2006 and 2005. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Three Months Ended March 31, 2006 Compared to
	Three Months Ended March 31, 2005
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$1,080	$690	$390
Loans; tax-exempt (1)	20	7	13
Securities; taxable	(68)	(109)	41
Securities; tax-exempt (1)	—	—	—
Deposits in banks	3	3	—
Federal funds sold	8	—	8

Total Interest Income	1,043	591	452

INTEREST EXPENSE
NOW accounts	(166)	(70)	(96)
Money market accounts	(31)	(143)	112
Premium money market accounts	390	390	—
Savings accounts	(5)	(4)	(1)
Time deposits	343	183	160
Federal funds purchased and securities sold under agreements to repurchase	13	(3)	16
Federal Home Loan Bank Advances	284	266	18
Capital Securities of Subsidiary Trust	24	—	24

Total Interest Expense	852	619	233

Net Interest Income	$191	$(28)	$219

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
The monitoring and management of net interest income is the responsibility of the Bank’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of the Bank’s senior management.
PROVISION FOR LOAN LOSSES. The provision for loan losses was $120,000 and $125,000 for the three months ended March 31, 2006 and 2005, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.
TOTAL OTHER INCOME. Total other income increased by $303,000 or 24.0% from $1.26 million for the three months ended March 31, 2005 to $1.57 million for the three months ended March 31, 2006 primarily due to a $250,000 pre-tax gain resulting from the cancellation of a property usage contract. Wealth management income increased $10,000 to $328,000 for the March 2006 quarter compared with $318,000 for the same quarter one year earlier. Management seeks to increase the level of its future fee income from WMS through the increase of its market share within the Company’s marketplace. WMS fees are projected to stabilize during the remainder of 2006, and show moderate growth through 2007. Service charges on deposit accounts decreased $5,000, or 0.8% to $636,000 for the quarter ended March 31, 2006, compared with $641,000 for the same quarter one year earlier. Income on other service charges, commission and fees increased $49,000 or 16.1% to $352,000 for the quarter ended March 31, 2006 compared with $304,000 one year earlier primarily due to increased income from VISA check card fees. During the quarter, the Bank entered into an agreement cancelling a property usage contract, as mentioned above, for which the Bank received a one-time payment of $250,000, or approximately $165,000 net of applicable income taxes, which was recognized during the first quarter of 2006.
TOTAL OTHER EXPENSES. Total other expenses increased 9.6% or $368,000 to $4.19 million for the three months ended March 31, 2006, compared with $3.82 million for the three months ended March 31, 2005. This increase in total other expenses includes a loss of $83,000 on the sale of securities during the quarter ended March 31, 2006. Salary and benefit expenses increased $126,000, or 6.1% from the March 2005 quarter to the March 2006 quarter. Annual salary and promotion increases were the primary cause for the growth in salary and benefit expense. Net occupancy expenses increased $8,000 or 3.5% from the March 2005 quarter to the March 2006 quarter primarily reflecting increases in branch office maintenance and repair. Furniture and equipment expenses increased $14,000 or 4.5% over the same time period, primarily reflecting the increase in computer software depreciation. Other operating expenses increased $137,000 or 11.3%, primarily reflecting increases in marketing, data processing, and auditing expenses, as well as increased contributions to various community non-for-profit groups.
Management expects the costs associated with Sarbanes-Oxley compliance to increase during the remainder of 2006 in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls. The Company projects that the aggregate market value of its common stock held by non-affiliates may reach the $75 million as of June 30, 2006, and that it will therefore be required to comply with Section 404 for the year ending December 31, 2006. The Bank expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to provide. The Bank projects to increase staff from its March 31, 2006 level of 136 full-time equivalent personnel by approximately eight additional full-time equivalent personnel during the remainder of 2006 at an approximate additional salary and benefit cost of $250,000.
COMPARISON OF MARCH 31, 2006 AND DECEMBER 31, 2005 FINANCIAL CONDITION
Assets totaled $477.6 million at March 31, 2006, a decrease of 0.8% or $3.7 million from $481.2 million at December 31, 2005. Balance sheet categories reflecting significant changes include cash and due from banks, loans, deposits and FHLB of Atlanta advances. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. At March 31, 2006, cash and due from banks totaled $12.5 million, reflecting a decrease of $14.1 million from $26.6 million at December 31, 2005. The decrease in cash and due from banks was the result of temporarily increasing the Bank’s deposits with the Federal Reserve Bank of Richmond at December 31, 2005 in order to satisfy reserve requirements.
LOANS. Net loans were $397.1 million at March 31, 2006, which is an increase of $16.0 million or 4.2% from $381.0 million at December 31, 2005. The growth in total loans is primarily attributable to an increase of $9.1 million in mortgage loans collateralized by non-residential real estate, an increase of $2.5 million in commercial and industrial loans, and an increase of $1.6 million in mortgage loans collateralized by 1-to-4 family residential real estate. The Bank’s loans are made primarily to customers located within the Bank’s primary market area.
DEPOSITS. At March 31, 2006, total deposits were $397.2 million, reflecting an increase of $5.6 million or 1.4% from $391.7 million at December 31, 2005. The growth was attributable to growth in interest-bearing deposits, which increased $10.4 million, partially offset by a $4.9 million decline in noninterest-bearing deposits. The Bank expects to increase its deposits during the remainder of 2006 and beyond through the continued expansion of its branch network, as well as by offering a wide array of value-added demand deposit products, and selective rate premiums on interest-bearing deposits.
FEDERAL HOME LOAN ADVANCES. FHLB of Atlanta advances were $34.0 million at March 31, 2006, compared with $42.0 million at December 31, 2005. The $8.0 million decrease reflects reduced need for short-term funding at March 31, 2006.
ASSET QUALITY
Non-performing assets, in most cases, consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as loans that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency. Non-performing assets totaled $1.24 million or 0.31% of total loans at March 31, 2006, as compared with $195,000, or 0.05% of total loans at December 31, 2005, and $378,000 million, or 0.11% of total loans at March 31, 2005. The increase from December 31, 2005 to March 31, 2006 was primarily due to the addition to non-performing status of $1.04 million of loans to one borrower. Of the $1.04 million, approximately $970,000 has a 75% federal government guarantee from the Small Business Administration.
The provision for loan losses was $120,000 for the first three months of 2006 compared with $125,000 for the first three months of 2005.

Loans that are 90 days past due and accruing interest totaled $197,000 and $679,000 at March 31, 2006 and December 31, 2005, respectively. No loss is anticipated on these loans based on the value of the underlying collateral and other factors. There are no loans, other than those disclosed above as either non-performing or impaired, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. The largest concentrations of loans to borrowers engaged in similar activities are $19.6 million for hotel/motel/inn loans, $15.3 million for land development loans, and $13.0 million for aviation-related loans. These three loan concentrations represent 4.9%, 3.8%, and 3.2% of total loans, respectively.
CONTRACTUAL OBLIGATIONS
As of March 31, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2006, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
CAPITAL RESOURCES
Total shareholders’ equity was $36.5 million at March 31, 2006 compared to $35.6 million at December 31, 2005, an increase of $0.9 million, or 2.7%. Retained earnings increased by $863,000 or 3.4% from December 31, 2005 to March 31, 2006. The change in the accumulated other comprehensive loss component of shareholders’ equity from December 31, 2005 to March 31, 2006 increased shareholders’ equity by $14,000.
There were no repurchases of the Company’s common stock during the first three months of 2006. 12,440 shares of the Company’s common stock were newly issued at an average price of $5.28 in connection with stock option exercises under the Company’s stock option plans during the first three months of 2006 for a total addition to shareholders’ equity of $66,000. In addition, 10,347 shares of the Company’s common stock were newly issued at an average price of $25.24 in connection with restricted stock awards granted under the Company’s stock option plans during the first three months of 2006 for a total addition to shareholders’ equity of $261,000.
In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares acquired directly from the Company under the DRSPP. For the quarter ending March 31, 2006, the Company issued 1,606 newly outstanding shares through the DRSSP at an average price of $24.63 for a total addition to shareholders’ equity of $40,000. The Company has 239,970 shares available for issuance under the DRSPP at March 31, 2006.
Banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. Under these guidelines, the $4.0 million of capital securities issued by the Company’s subsidiary trust are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. At both March 31, 2006 and December 31, 2005, the Company and the Bank exceed their minimum regulatory capital ratios. The following table sets forth the regulatory capital ratio calculations for the Company:
REGULATORY CAPITAL RATIOS
(In Thousands)

	March 31, 2006	December 31, 2005
Tier 1 Capital:
Shareholders’ Equity	$36,533	$35,579
Plus: Unrealized loss on securities available for sale	615	636
Less: Intangible assets, net	(26)	(32)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	41,122	40,183

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,319	4,238

Total Capital	$45,441	$44,421

Risk Weighted Assets:	$372,561	$371,193

Regulatory Capital Ratios:
Leverage Ratio	8.64%	8.66%
Tier 1 to Risk Weighted Assets	11.04%	10.83%
Total Capital to Risk Weighted Assets	12.20%	11.97%
LIQUIDITY
The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank’s commitments to make loans and management’s assessment of the Bank’s ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $13.4 million at March 31, 2006 compared with $27.7 million at December 31, 2005. These assets provide the primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $24.5 million is unpledged and readily salable. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $124.4 million at March 31, 2006 to provide additional sources of liquidity, as well as federal funds borrowing lines of credit with the Federal Reserve and various commercial banks totaling approximately $52.0 million. At March 31, 2006, $34.0 million of the FHLB of Atlanta line of credit and $3.0 million of federal funds borrowing lines of credit were in use.

Capital expenditures for the building of the Haymarket branch are estimated to be $1.6 million to be paid over an estimated nine month period beginning in the fourth quarter of 2006.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2006 and December 31, 2005. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

	LIQUIDITY SOURCES AND USES
	(In Thousands)

	March 31, 2006			December 31, 2005
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$51,983	$3,000	$48,983	$52,020	$5,000	$47,020
Federal Home Loan Bank advances	124,422	34,000	90,422	106,420	42,000	64,420
Federal funds sold			409			4,794
Securities, available for sale and unpledged at fair value			24,483			27,090

Total short-term funding sources	$176,405	$37,000	$164,297	$158,440	$47,000	$143,324

Uses:
Unfunded loan commitments and lending lines of credit			$116,614			$106,542
Letters of credit			4,956			5,839

Total potential short-term funding uses			$121,570			$112,381

Ratio of short-term funding sources to potential short-term funding uses			135.1%			127.5%
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
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2005, the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate that application of the FSP will have a material effect on its financial statements.
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset should be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this new standard will have a material effect on its financial statements.
In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123(R) also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company began to apply SFAS No. 123(R) as of January 1, 2006. The Company does not expect the adoption of SFAS No. 123(R) to have a material impact on the Company’s financial statements.
In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The Company does not expect the adoption of SOP 03-3 to have a material impact on the Company’s financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject that, in the opinion of management, may materially impact the financial condition of either company.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 1998, the Company announced an open market buyback program for its common stock. Initially, the plan authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Periodically, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On May 20, 2004, the Board authorized the Company to repurchase up to 264,325 shares (8% of the shares of common stock outstanding on January 1, 2003) beginning January 1, 2003 and continuing until the next Board reset, which occurred on January 19, 2006. The Company repurchased 51,977 shares under the program from January 1, 2003 through December 31, 2005. On January 19, 2006, the Board authorized the Company to repurchase up to 206,927 shares (6% of the shares of common stock outstanding on January 1, 2006) beginning January 1, 2006 and continuing until the next Board reset. No shares were repurchased during the quarter ended March 31, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999.

3.2	Amended and restated Bylaws of Fauquier Bankshares, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed March 22, 2006.

10.17	Director Compensation, incorporated by reference to Exhibit 10.17 to Form 8-K filed February 23, 2006.

10.19	Description of Employment Agreement with C. Hunton Tiffany as amended February 16, 2006, incorporated by reference to Exhibit 10.19 to Form 8-K filed February 23, 2006.

11	Refer to Part I, Item 1, Footnote 5 to the Consolidated Financial Statements.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

Date: May 12, 2006	/s/ Randy K. Ferrell

Randy K. Ferrell
President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2006	/s/ Eric P. Graap

Eric P. Graap
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)