Form 10-Q
period 2006-06-30
FAUQUIER BANKSHARES INC
filed 2006-08-11
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
     As of August 7, 2006, the latest practicable date for determination, 3,476,520 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	June 30, 2006	December 31, 2005

Assets
Cash and due from banks	$16,288,056	$26,565,702
Interest-bearing deposits in other banks	556,535	680,013
Federal funds sold	9,000	493,000
Securities, at fair value	42,537,205	48,390,771
Loans, net of allowance for loan losses of $4,457,970 in 2006 and $4,238,143 in 2005	412,638,311	381,049,471
Bank premises and equipment, net	8,002,381	8,289,581
Accrued interest receivable	1,613,794	1,585,849
Other assets	13,632,813	14,191,023

Total assets	495,278,095	481,245,410

Liabilities
Deposits:
Noninterest-bearing	88,420,902	95,411,624
Interest-bearing	314,884,228	296,245,545

Total deposits	403,305,130	391,657,169

Federal funds purchased	17,000,000	5,000,000
Dividends payable	—	—
Federal Home Loan Bank advances	31,000,000	42,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	2,777,157	2,885,096
Commitments and contingent liabilities	—	—

Total liabilities	458,206,287	445,666,265

Shareholders’ Equity

Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding, 2006, 3,475,085 shares; 2005, 3,448,786 shares	10,877,016	10,794,700
Retained earnings	27,031,130	25,440,838
Accumulated other comprehensive income (loss), net	(836,338)	(656,393)

Total shareholders’ equity	37,071,808	35,579,145

Total liabilities and shareholders’ equity	$495,278,095	$481,245,410

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2006 and 2005

	2006	2005

Interest Income
Interest and fees on loans	$6,905,346	$5,744,799
Interest and dividends on securities available for sale:
Taxable interest income	395,485	483,732
Interest income exempt from federal income taxes	13,129	13,054
Dividends	74,847	58,768
Interest on federal funds sold	2,763	30,345
Interest on deposits in other banks	6,303	1,309

Total interest income	7,397,873	6,332,007

Interest Expense
Interest on deposits	1,846,576	1,202,909
Interest on federal funds purchased	166,650	1,456
Interest on Federal Home Loan Bank advances	394,625	218,565
Distribution on capital securities of subsidiary trust	87,018	67,812

Total interest expense	2,494,869	1,490,742

Net interest income	4,903,004	4,841,265

Provision for loan losses	180,000	208,750

Net interest income after provision for loan losses	4,723,004	4,632,515

Other Income
Wealth management income	336,334	284,667
Service charges on deposit accounts	723,513	660,395
Other service charges, commissions and income	373,063	321,976
Gain on sale of property rights	—	—

Total other income	1,432,910	1,267,038

Other Expenses
Salaries and benefits	2,321,056	2,074,304
Net occupancy expense of premises	262,648	230,248
Furniture and equipment	347,787	319,841
Other operating expenses	1,383,916	1,476,442
Loss on sale of securities	—	—

Total other expenses	4,315,407	4,100,835

Income before income taxes	1,840,507	1,798,718

Income tax expense	552,695	549,567

Net Income	$1,287,812	$1,249,151

Earnings per Share, basic	$0.37	$0.36

Earnings per Share, assuming dilution	$0.36	$0.35

Dividends per Share	$0.190	$0.16

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2006 and 2005

	2006	2005

Interest Income
Interest and fees on loans	$13,328,784	$11,074,630
Interest and dividends on securities available for sale:
Taxable interest income	813,322	990,477
Interest income exempt from federal income taxes	26,252	26,136
Dividends	121,995	85,499
Interest on federal funds sold	17,405	37,496
Interest on deposits in other banks	11,278	2,830

Total interest income	14,319,036	12,217,068

Interest Expense
Interest on deposits	3,417,674	2,242,295
Interest on federal funds purchased	204,450	26,886
Interest on Federal Home Loan Bank advances	882,437	422,103
Distribution on capital securities of subsidiary trust	172,723	129,600

Total interest expense	4,677,284	2,820,884

Net interest income	9,641,752	9,396,184

Provision for loan losses	300,000	333,750

Net interest income after provision for loan losses	9,341,752	9,062,434

Other Income
Wealth management income	663,881	602,368
Service charges on deposit accounts	1,359,452	1,301,520
Other service charges, commissions and income	725,405	625,562
Gain on sale of property rights	250,000	—

Total other income	2,998,738	2,529,450

Other Expenses
Salaries and benefits	4,504,823	4,132,226
Net occupancy expense of premises	503,801	463,318
Furniture and equipment	679,506	637,128
Other operating expenses	2,732,368	2,687,654
Loss on sale of securities	82,564	—

Total other expenses	8,503,062	7,920,326

Income before income taxes	3,837,428	3,671,558

Income tax expense	1,152,004	1,112,139

Net Income	$2,685,424	$2,559,419

Earnings per Share, basic	$0.77	$0.74

Earnings per Share, assuming dilution	$0.75	$0.72

Dividends per Share	$0.365	$0.31

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2006 and 2005

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2004	$10,618,775	$21,320,223	$(47,934)		$31,891,064
Comprehensive income:
Net income		2,559,419	—	$2,559,419	2,559,419
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $137,241	—	—	(266,410)	(266,410)	(266,410)

Total comprehensive income	—	—	—	$2,293,009	—

Cash dividends ($.31 per share)	—	(1,065,592)	—		(1,065,592)
Restricted Stock Forfeiture	(3,506)	(24,494)			(28,000)
Net issuance of restricted stock, stock incentive plan (10,045 shares)	31,441	218,077	—		249,518
Unearned compensation on restricted stock		(249,518)			(249,518)
Amortization of unearned compensation, restricted stock awards		157,790			157,790
Issuance of common stock	8,811	62,736	—		71,547
Exercise of stock options	115,213	193,057	—		308,270

Balance, June 30, 2005	$10,770,734	$23,171,698	$(314,344)		$33,628,088

Balance, December 31, 2005	$10,794,700	$25,440,838	$(656,393)		$35,579,146
Comprehensive income:
Net income		2,685,424	—	$2,685,424	2,685,424
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $293,600	—	—	(179,945)	(179,945)	(179,945)

Total comprehensive income	—	—	—	$2,505,479	—

Cash dividends ($.365 per share)	—	(1,268,073)	—		(1,268,073)
Net issuance of restricted stock, stock incentive plan (10,347 shares)	32,386	228,772	—		261,158
Unearned compensation on restricted stock		(261,158)			(261,158)
Amortization of unearned compensation, restricted stock awards		102,879			102,879
Issuance of common stock	10,993	75,688	—		86,680
Exercise of stock options	38,937	26,760	—		65,697

Balance, June 30, 2006	$10,877,016	$27,031,131	$(836,338)		$37,071,808

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
Cash Flows from Operating Activities
Net income	$2,685,424	$2,559,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	604,154	591,207
Provision for loan losses	300,000	333,750
Amortization of security premiums, net	14,830	30,175
Amortization of unearned compensation	102,879	157,790
Changes in assets and liabilities:
Decrease (Increase) in other assets	622,964	(427,128)
(Decrease) Increase in other liabilities	(107,939)	(719,674)

Net cash provided by operating activities	4,222,312	2,525,539

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	3,024,745	—
Proceeds from maturities, calls and principal payments of securities available for sale	2,150,247	7,712,216
Purchase of securities available for sale	—	(258,199)
Purchase of premises and equipment	(316,954)	(453,605)
Proceeds (Purchase) of other investment	391,100	(461,300)
Net Decrease (Increase) in loans	(31,888,840)	(14,869,394)

Net cash (used in) investing activities	(26,639,702)	(8,330,282)

Cash Flows from Financing Activities
Net (Decrease) Increase in demand deposits, NOW accounts and savings accounts	(15,411,318)	(8,587,708)
Net (Decrease) Increase in certificates of deposit	27,059,281	18,830,478
Federal Home Loan Bank advances	—	8,000,000
Federal Home Loan Bank principal repayments	(11,000,000)	(5,000,000)
Purchase (Repayment) of Federal Funds	12,000,000	5,000,000
Cash dividends paid on common stock	(1,268,073)	(1,574,479)
Issuance of common stock	152,376	379,817
Acquisition of common stock	—	(28,000)

Net cash provided by (used in) financing activities	11,532,266	17,020,108

Increase (Decrease) in cash and cash equivalents	(10,885,124)	11,215,365

Cash and Cash Equivalents
Beginning	27,738,715	9,166,574

Ending	$16,853,591	$20,381,939

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,251,617	$2,693,981

Income taxes	$808,000	$1,290,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net	$272,644	$(403,652)

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.   General
The consolidated statements include the accounts of Fauquier Bankshares, Inc. (the Company) and its wholly-owned subsidiary, The Fauquier Bank (the Bank), and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments ( consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2006 and December 31, 2005 and the results of operations and cash flows for the six months ended June 30, 2006 and 2005.
The results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results expected for the full year.
2.   Securities
The amortized cost of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2006
Obligations of U.S. Government corporations and agencies	$33,535,551	$1,368	$(1,169,125)	$32,367,794
Obligations of states and political subdivisions	962,375	47,222	—	1,009,597
Corporate Bonds	6,000,000		(86,250)	5,913,750
Mutual Funds	273,537	—	(15,393)	258,144
FHLMC Preferred Bank Stock	441,000	—	(45,000)	396,000
Restricted investments:
Federal Home Loan Bank Stock	2,357,000	—	—	2,357,000
Federal Reserve Bank Stock	72,000	—	—	72,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$43,804,383	$48,590	$(1,315,768)	$42,537,205

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2005

Obligations of U.S. Government corporations and agencies	$38,731,324	$10,072	$(943,127)	$37,798,269
Obligations of states and political subdivisions	962,013	57,516	—	1,019,529
Corporate Bonds	6,000,000	—	(98,750)	5,901,250
Mutual Funds	267,947	—	(7,144)	260,803
FHLMC Preferred Bank Stock	441,000	—	(13,100)	427,900
Restricted investments:
Federal Home Loan Bank Stock	2,748,100	—	—	2,748,100
Federal Reserve Bank Stock	72,000	—	—	72,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$49,385,304	$67,588	$(1,062,121)	$48,390,771

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2006
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	17,937,593	17,374,440
Due after five years through ten years	2,218,144	2,145,976
Due after ten years	20,342,189	19,770,725
Equity Securities	3,306,457	3,246,064

	$43,804,383	$42,537,205

The following table shows the Company’s investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government corporations and agencies	$2,847,333	$(76,802)	$29,253,744	$(1,092,323)	$32,101,077	$(1,169,125)

Corporate Bonds	—	—	5,913,750	(86,250)	5,913,750	(86,250)

Subtotal, debt securities	2,847,333	(76,802)	35,167,494	(1,178,573)	38,014,827	(1,255,375)

Preferred Stock	—	—	441,000	(45,000)	441,000	(45,000)
Mutual Fund	—	—	273,537	(15,393)	273,537	(15,393)

Total temporary impaired securities	$2,847,333	$(76,802)	$35,882,031	$(1,238,966)	$38,729,364	$(1,315,768)

The nature of the securities which are temporarily impaired for a continuous 12 months or more can be segmented into three groups. The first group consists of Federal Agency bonds totaling $14.9 million with a temporary loss of approximately $496,000. The bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors. These bonds have estimated maturity dates of 24 months to 39 months. The Company has the ability to hold these bonds to maturity.
The second group consists of Federal agency mortgage-backed securities totaling $15.3 million with a temporary loss of approximately $596,000. The securities within this group have Aaa/AAA ratings from Moody’s and Standard & Poors. The estimated maturity dates range from 18 months to 335 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Company has the ability to hold these securities to maturity.
The third group consists of corporate bonds, rated A2 by Moody’s, totaling $6 million with a temporary loss of approximately $86,250. These bonds have an estimated maturity of 27 years, but can be called at par on the five year anniversary. If not called, the bonds reprice every three months at a fixed index above LIBOR. The Company has the ability to hold these bonds to maturity.
The carrying value of securities pledged to secure deposits and for other purposes amounted to $16,030,481 and $18,317,369 at June 30, 2006 and December 31, 2005, respectively.

3.	Loans

A summary of the balances of loans follows:

	June 30,	December 31,
	2006	2005
	(Thousands)
Real estate loans:
Construction	$31,686	$27,302
Secured by farmland	638	535
Secured by 1 - to - 4 family residential	161,797	153,997
Other real estate loans	134,905	120,416
Commercial and industrial loans (not secured by real estate)	42,624	35,497
Consumer installment loans	34,238	38,677
All other loans	11,734	9,386

Total loans	$417,622	$385,810
Unearned income	(526)	(523)
Allowance for loan losses	4,458	4,238

Net loans	$412,638	$381,049

Analysis of the allowance for loan losses follows:

	Six Months	Six Months	Twelve Months
	Ended	Ended	Ended
	June, 30	June, 30	December 31,
	2006	2005	2005

Balance at beginning of period	$4,238,143	$4,060,321	$4,060,321
Provision charged to operating expense	300,000	333,750	472,917
Recoveries added to the allowance	48,347	32,920	53,331
Loan losses charged to the allowance	(128,520)	(138,060)	(348,426)

Balance at end of period	$4,457,970	$4,288,931	$4,238,143

Nonperforming assets consist of the following:

	June 30,	December 31,
	2006	2005
	(Thousands)
Nonaccrual loans	$1,706	$13
Restructured loans	—	—

Total nonperforming loans	1,706	13
Foreclosed property	67	182

Total nonperforming assets	$1,773	$195

Total loans past due 90 days or more and still accruing interest totaled $0 on June 30, 2006 and $679,000 on December 31, 2005.

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

	Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006		June 30, 2005
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3,475,064	$0.37	3,466,540	$0.77	3,421,009	$0.74

Effect of dilutive securities, stock options	112,986		112,686		128,854

Diluted earnings per share	3,588,050	$0.36	3,579,226	$0.75	3,549,863	$0.72

6.	Stock-Based Compensation
At June 30, 2006, the Company has a stock-based compensation plan. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), Share-Based Payment, which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income. Prior to January 1, 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, stock compensation expense was not recognized in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, prior years’ financial statements included pro forma disclosures of the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

The following table illustrates the effect on net income and earnings per share for the Company had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been applied to stock-based compensation for six months ended June 30, 2006 and 2005.

	June 30,	June 30,
	2006	2005

Net Income, as reported	$2,685,424	$2,559,419
Deduct: Total stock-based employee compensation expense determined based on fair value method of awards, net of tax	—	—

Pro forma net income	$2,685,424	$2,559,419

Earnings per share:
Basic — as reported	$0.77	$0.74
Basic — pro forma	0.77	0.74
Diluted — as reported	0.75	0.72
Diluted — pro forma	0.75	0.72

7.	Employee Benefit Plan
The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30,
	2006	2005

Service cost	$346,254	$287,240
Interest cost	187,994	170,240
Expected return on plan assets	(197,920)	(150,858)
Amortization of transition obligation/(asset)	(9,490)	(9,490)
Amortization of prior service cost	3,884	3,884
Recognized net actuarial loss	30,478	31,156

Net periodic benefit cost	$361,200	$332,172

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $790,709 to its pension plan in 2006. As of June 30, 2006, contributions totaling $424,456 have been made. This contribution fully funds the pension plan for 2006. The Company presently anticipates no additional contributions.

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
GENERAL
Fauquier Bankshares, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in 1902. The Company engages in its business through the Bank, and has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,475,085 shares of common stock, par value $3.13 per share, held by approximately 445 holders of record on June 30, 2006.
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
CRITICAL ACCOUNTING POLICIES
GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in our estimates. In addition, GAAP itself may change from one previously acceptable accounting method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact the Company’s financial statements could change.

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
The Company’s allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Then the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective, and our actual losses could be greater or less than the estimates. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in the specific allowance.
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

Net income of $1.29 million for the quarter ended June 30, 2006 was a 3.1% increase from the June 2005 quarter net income of $1.25 million. Net income was $2.69 million for the six month period ended June 30, 2006, a 4.9% increase above the net income of $2.56 million for the six month period ended June 2005. The net income results were consistent with management’s internal projections. The Company and the Bank have continued to experience growth across all of the primary operating businesses; specifically, commercial and retail lending, retail deposits, and assets under WMS management. Net loan outstandings increased 17.1% from June 30, 2005 to June 30, 2006. Total deposits increased 4.8% from June 30, 2005 to June 30, 2006. WMS assets under management grew from approximately $266.4 million at June 30, 2005 to $294.7 million at June 30, 2006, an increase of 10.5%.
Management continues the expansion of its branch network into western Prince William County, having signed a lease for a full service branch in Haymarket, Virginia, scheduled to open in 2007. The Bank seeks to further add to its branch network in western Prince William County, as well as in Fauquier County, looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its current marketplace. Beginning in April 2006, the Bank introduced a new line of “Free Checking” products in order to better serve the growing population in its marketplace. Each checking account is designed to meet many of the specific individual needs of the customer. All of our new checking accounts offer free ATM access virtually anywhere in the United States and in most foreign countries, where the Bank will pay the customers’ ATM fees charged by other institutions, up to 4 times a month.
COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
NET INCOME. Net income for the three months ended June 30, 2006 was $1.29 million or $0.36 per diluted share compared with $1.25 million or $0.35 per diluted share for the three months ended June 30, 2005. The growth in net income was primarily due to a $166,000 or 13.1% increase in total other income and a $62,000 or 1.3% increase in net interest income; primarily offset by a $215,000 or 5.2% increase in other operating expenses.
NET INTEREST INCOME. Net interest income increased $62,000 or 1.3% to $4.90 million for the three months ended June 30, 2006 compared with $4.84 million for the three months ended June 30, 2005. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. The net interest margin, computed on a tax equivalent basis, for the June 2006 quarter was 4.34%, compared with 4.72% for the same quarter one year earlier. The primary reasons for the decrease in the net interest margin are the impact of the flattening yield curve coupled with competitive pressures on the pricing of interest-earning assets and interest-bearing liabilities. Average interest-earning assets grew 10.1% to $451.3 million for the second quarter of 2006 compared with $409.8 million for the second quarter of 2005. The yield on average interest-earning assets was 6.55% for the June 2006 quarter compared with 6.18% for the June 2005 quarter. Total interest income increased $1.07 million or 16.8% to $7.40 million for the three months ended June 30, 2006, compared with $6.33 million for the three months ended June 30, 2005, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities decreased $72,000 or 13.0%. During the first quarter of 2006, the Bank sold $2.95 million of lower yielding investment securities and utilized the proceeds from the sale to retire high cost borrowed funds. Investment securities averaged $43.3 million for the second quarter of 2006 compared with $54.0 million for the same quarter one year earlier. The yield on investment securities was 4.52% on a tax equivalent basis for the second quarter of 2006, compared with 4.17% for the second quarter of 2005. Interest and fees on loans increased $1.16 million or 20.2% to $6.91 million for the June 2006 quarter compared with the same quarter one year earlier. Average loans outstanding totaled $406.9 million and earned 6.77% on a tax-equivalent basis for the quarter ended June 30, 2006, compared with $351.2 million and 6.53%, respectively, for the quarter ended June 30, 2005.

Total interest expense increased $1.00 million or 67.4% to $2.49 million for the three months ended June 30, 2006 from $1.49 million for the three months ended June 30, 2005. Average interest-bearing liabilities grew 9.4% to $356.1 million for the second quarter of 2006 compared with $325.6 million for the second quarter of 2005, while the average cost on interest-bearing liabilities increased to 2.80% from 1.83% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rates, as well as significantly increased balances in higher cost funding sources such as the premium interest rate money market account, time deposits, federal funds purchased and FHLB of Atlanta borrowings. The average balance for the premium interest rate money market account was $50.5 million with an average cost of 3.88% for the three months ended June 30, 2006 compared with $1.6 million with an average cost of 3.00% for the June 2005 quarter. Average time deposit balances for the second quarter of 2006 were $115.3 million at an average cost of 3.88%, compared with $95.0 million at an average cost of 3.08% for the same quarter one year earlier. Interest-bearing NOW account deposits averaged $66.6 million at an average cost of 0.47% for the June 2006 quarter, compared with $103.9 million at an average cost of 0.95% for the June 2005 quarter. Other interest-bearing money market deposits averaged $38.6 million at an average cost of 1.38% for the quarter ended June 30, 2006, compared with $57.1 million at an average cost of 1.26% for the same quarter one year earlier. Savings account deposits averaged $38.6 million at an average cost of 0.34% for the June 2006 quarter, compared with $43.1 million at an average cost of 0.33% for the June 2005 quarter. Federal funds purchased averaged $12.1 million at a cost of 5.46% for the June 2006 quarter compared with $220,000 at a cost of 2.66% for the June 2005 quarter. Average FHLB of Atlanta advances were $30.2 million at an average cost of 5.17% for the second quarter of 2006, and $20.5 million at an average cost of 4.22% one year earlier.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2006 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions. Additionally, the Bank’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and to decrease if market interest rates fall, assuming no change in the shape of the interest rate yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. During the second quarter of 2006, demand deposits, NOW accounts, and savings deposits averaged 22.6%, 16.7%, and 9.7% of total average deposits, respectively, while the more interest-rate sensitive money market accounts, premium money market accounts and certificates of deposit averaged 9.6%, 12.6% and 28.8% of total average deposits, respectively.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three-month periods ended June 30, 2006 and 2005. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$397,433	$6,806	6.78%	$343,860	$5,659	6.52%
Tax-exempt (1)	8,390	151	7.10%	7,167	130	7.16%
Nonaccrual	1,114	—		177	—

Total Loans	406,937	6,957	6.77%	351,204	5,789	6.53%

Securities
Taxable	42,322	470	4.45%	52,953	542	4.10%
Tax-exempt (1)	1,016	20	7.75%	1,018	20	7.77%

Total securities	43,338	490	4.52%	53,971	562	4.17%

Deposits in banks	622	6	4.01%	263	2	1.97%
Federal funds sold	397	3	2.75%	4,321	30	2.78%

Total earning assets	451,294	7,456	6.55%	409,759	6,383	6.18%

Less: Reserve for loan losses	(4,369)			(4,232)
Cash and due from banks	16,368			17,263
Bank premises and equipment, net	8,136			8,426
Other assets	14,823			15,366

Total Assets	$486,252			$446,582

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$90,285			$86,020

Interest-bearing deposits
NOW accounts	66,620	85	0.47%	103,930	246	0.95%
Money market accounts	38,634	133	1.38%	57,095	179	1.26%
Premium money market accounts	50,522	489	3.88%	1,574	12	3.00%
Savings accounts	38,612	33	0.34%	43,138	36	0.33%
Time deposits	115,328	1,114	3.88%	95,010	731	3.08%

Total interest-bearing deposits	309,716	1,854	2.39%	300,747	1,204	1.60%

Federal funds purchased and securities sold under agreements to repurchase	12,071	167	5.46%	220	1	2.66%
Federal Home Loan Bank advances	30,176	395	5.17%	20,473	219	4.22%
Capital Securities of Subsidiary Trust	4,124	87	8.35%	4,124	68	6.51%

Total interest-bearing liabilities	356,087	2,503	2.80%	325,564	1,492	1.83%

Other liabilities	2,656			1,859
Shareholders’ equity	37,224			33,139

Total Liabilities & Shareholders’ Equity	$486,252			$446,582

Net interest spread		$4,953	3.75%		$4,891	4.35%

Interest expense as a percent of average earning assets			2.21%			1.46%
Net interest margin			4.34%			4.72%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the three-month periods ended June 30, 2006 and 2005. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Three Months Ended June 30,
	2006 Compared to
	Three Months Ended June 30, 2005
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$1,147	$890	$257
Loans; tax-exempt (1)	21	22	(1)
Securities; taxable	(72)	(105)	33
Securities; tax-exempt (1)	—	—	—
Deposits in banks	5	2	3
Federal funds sold	(27)	(27)	—

Total Interest Income	1,074	782	292

INTEREST EXPENSE
NOW accounts	(168)	(59)	(109)
Money market accounts	(46)	(57)	11
Premium money market accounts	477	391	86
Savings accounts	(3)	(4)	1
Time deposits	384	178	206
Federal funds purchased and securities sold under agreements to repurchase	165	98	67
Federal Home Loan Bank Advances	176	112	64
Capital Securities of Subsidiary Trust	19	—	19

Total Interest Expense	1,004	659	345

Net Interest Income	$70	$123	$(53)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
The monitoring and management of net interest income is the responsibility of the Bank’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of the Bank’s senior management.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $180,000 and $209,000 for the three months ended June 30, 2006 and 2005, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.
TOTAL OTHER INCOME. Total other income increased by $166,000 or 13.1% from $1.27 million for the three months ended June 30, 2005 to $1.43 million for the three months ended June 30, 2006. Wealth management income increased $52,000 or 18.1% to $336,000 for the June 2006 quarter compared with $284,000 for the same quarter one year earlier due to the 10.5% growth of wealth assets under management. Management seeks to increase the level of its future fee income from WMS through the increase of its market share within the Company’s marketplace. WMS fees are projected to show moderate growth through the remainder of 2006 and 2007. Service charges on deposit accounts increased $63,000 or 9.6% to $724,000 for the quarter ended June 30, 2006, compared with $660,000 for the same quarter one year earlier. Income on other service charges, commission and fees increased $51,000 or 15.9% to $373,000 for the quarter ended June 30, 2006 compared with $322,000 one year earlier primarily due to increased income from VISA check card fees.
TOTAL OTHER EXPENSES. Total other expenses increased 5.2% or $215,000 to $4.32 million for the three months ended June 30, 2006, compared with $4.10 million for the three months ended June 30, 2005. Salary and benefit expenses increased $247,000, or 11.9% from the June 2005 quarter to the June 2006 quarter. Annual salary and promotion increases and payroll taxes were the primary cause for the growth in salary and benefit expense. Net occupancy expenses increased $32,000 or 14.1% from the June 2005 quarter to the June 2006 quarter primarily reflecting increases in branch office maintenance and repair. Furniture and equipment expenses increased $28,000 or 8.7% over the same time period, primarily reflecting the increase in computer software depreciation. Other operating expenses decreased $93,000 or 6.3%, primarily reflecting decreases in management consulting, legal and other professional fees.
Management expects the costs associated with Sarbanes-Oxley compliance to decrease during the remainder of 2006 in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls. The aggregate market value of the Company’s common stock held by non-affiliates was approximately $68 million as of June 30, 2006. Therefore, the Company will not be required to comply with Section 404 until the year ending December 31, 2007. The Bank expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to provide. The Bank projects to increase staff from its June 30, 2006 level of 137 full-time equivalent personnel by approximately six additional full-time equivalent personnel during the remainder of 2006 at an approximate additional salary and benefit cost of $100,000.

COMPARISION OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
NET INCOME. Net income for the six months ended June 30, 2006 was $2.69 million or $0.75 per diluted share compared with $2.56 million or $0.72 per diluted share for the six months ended June 30, 2005. The growth in net income was primarily due to a $246,000 or 2.6% increase in net interest income and a $469,000 or 18.6% increase in total other income, which includes a $250,000 pre-tax gain resulting from the cancellation of a property usage contract, partially offset by a $583,000 or 7.4% increase in total other expenses, which includes a loss of $83,000 on the sale of investment securities.
NET INTEREST INCOME. Net interest income increased $246,000 or 2.6% to $9.64 million for the six months ended June 30, 2006 compared with $9.40 million for the six months ended June 30, 2005. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. The net interest margin, computed on a tax equivalent basis, for the first six months of 2006 was 4.35%, compared with 4.64% for the same period one year earlier. The primary reasons for the decrease in the net interest margin are the impact of the flattening yield curve coupled with competitive pressures on the pricing of interest-earning assets and interest-bearing liabilities. Average interest-earning assets grew 9.3% to $445.1 million for the first six months of 2006 compared with $407.4 million for the first six months of 2005. The yield on average interest-earning assets was 6.46% for the first six months of 2006 compared with 6.03% for the first six months of 2005. Total interest income increased $2.10 million or 17.2% to $14.32 million for the six months ended June 30, 2006, compared with $12.22 million for the six months ended June 30, 2005, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities decreased $141,000 or 12.8%. Investment securities averaged $45.1 million for the first six months of 2006 compared with $55.6 million for the same period one year earlier. The yield on investment securities was 4.33% on a tax equivalent basis for the first six months of 2006, compared with 4.01% for the first six months of 2005. Interest and fees on loans increased $2.25 million or 20.4% to $13.33 million for the first six months of 2006 compared with $11.07 million for the same period one year earlier. Average loans outstanding totaled $398.5 million and earned 6.71% on a tax-equivalent basis for the six months ended June 30, 2006, compared with $348.9 million and 6.38%, respectively, for the six months ended June 30, 2005.
Total interest expense increased $1.86 million or 65.8% to $4.68 million for the six months ended June 30, 2006 from $2.82 million for the six months ended June 30, 2005. Average interest-bearing liabilities grew 8.7% to $352.1 million for the first six months of 2006 compared with $323.8 million for the first six months of 2005, while the average cost on interest-bearing liabilities increased to 2.67% from 1.75% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rates, as well as significantly increased balances in higher cost funding sources such as the premium interest rate money market account, time deposits and FHLB of Atlanta borrowings. The average balance for the premium interest rate money market account was $45.6 million with an average cost of 3.89% for the six months ended June 30, 2006; it was first introduced in June 2005, and as result, the relative impact on average deposit balances and interest expense was small. Average certificates of deposit balances for the first six months of 2006 were $110.3 million at an average cost of 3.68%, compared with $88.3 million at an average cost of 2.94% for the same period one year earlier. Interest-bearing NOW account deposits averaged $70.4 million at an average cost of 0.54% for the six months ended June 30, 2006, compared with $105.5 million at an average cost of 1.00% for the six months ended June 30, 2005. Other interest-bearing money market deposits averaged $39.8 million at an average cost of 1.38% for the six months ended June 30, 2006, compared with $60.6 million at an average cost of 1.16% for the same period one year earlier. Savings account deposits averaged $38.3 million at an average cost of 0.33% for the first six months of 2006, compared with $42.8 million at an average cost of 0.33% for the first six months of 2005. Federal funds purchased averaged $7.8 million at a cost of 5.31% for the six months ended June 30, 2006 compared with $2.1 million at a cost of 2.62% for the first six months of 2005. Average FHLB of Atlanta advances were $35.8 million at an average cost of 4.90% for the first half of 2006, and $19.6 million at an average cost of 4.28% for the same period one year earlier.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the six-month periods ended June 30, 2006 and 2005. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualizaton by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$389,581	$13,130	6.71%	$341,493	$10,903	6.36%
Tax-exempt (1)	8,030	301	7.45%	7,216	259	7.15%
Nonaccrual	918	—		141	—

Total Loans	398,529	13,431	6.71%	348,850	11,162	6.38%

Securities
Taxable	44,046	935	4.24%	54,583	1,076	3.94%
Tax-exempt (1)	1,018	40	7.81%	1,020	40	7.76%

Total securities	45,064	975	4.33%	55,603	1,116	4.01%

Deposits in banks	678	11	3.31%	179	3	3.20%
Federal funds sold	785	17	4.41%	2,731	37	2.73%

Total earning assets	445,056	14,434	6.46%	407,363	12,318	6.03%

Less: Reserve for loan losses	(4,336)			(4,289)
Cash and due from banks	17,280			19,814
Bank premises and equipment, net	8,198			8,396
Other assets	15,082			12,142

Total Assets	$481,280			$443,426

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$89,586			$85,085

Interest-bearing deposits
NOW accounts	70,449	190	0.54%	105,459	524	1.00%
Money market accounts	39,795	272	1.38%	60,595	349	1.16%
Premium money market accounts	45,569	879	3.89%	792	12	3.00%
Savings accounts	38,330	63	0.33%	42,814	71	0.33%
Time deposits	110,275	2,013	3.68%	88,296	1,286	2.94%

Total interest-bearing deposits	304,418	3,417	2.26%	297,956	2,242	1.52%

Federal funds purchased and securities sold under agreements to repurchase	7,769	204	5.31%	2,066	27	2.62%
Federal Home Loan Bank advances	35,785	882	4.90%	19,608	422	4.28%
Capital Securities of Subsidiary Trust	4,124	173	8.33%	4,124	130	6.25%

Total interest-bearing liabilities	352,096	4,676	2.67%	323,754	2,821	1.75%

Other liabilities	2,636			1,865
Shareholders’ equity	36,962			32,722

Total Liabilities & Shareholders’ Equity	$481,280			$443,426

Net interest spread		$9,758	3.79%		$9,497	4.28%

Interest expense as a percent of average earning assets			2.11%			1.39%
Net interest margin			4.35%			4.64%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the six-month periods ended June 30, 2006 and 2005. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Six Months Ended June 30, 2006 Compared to
	Six Months Ended June 30, 2005
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$2,227	$1,561	$666
Loans; tax-exempt (1)	41	29	12
Securities; taxable	(141)	(201)	60
Securities; tax-exempt (1)	—	—	—
Deposits in banks	8	8	—
Federal funds sold	(20)	(24)	4

Total Interest Income	2,115	1,373	742

INTEREST EXPENSE
NOW accounts	(334)	(124)	(210)
Money market accounts	(77)	(110)	33
Premium money market accounts	867	712	155
Savings accounts	(8)	(7)	(1)
Time deposits	727	361	366
Federal funds purchased and securities sold under agreements to repurchase	177	105	72
Federal Home Loan Bank Advances	460	359	101
Capital Securities of Subsidiary Trust	43	—	43

Total Interest Expense	1,855	1,296	559

Net Interest Income	$260	$77	$183

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
The monitoring and management of net interest income is the responsibility of the Bank’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of the Bank’s senior management.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $300,000 and $334,000 for the six months ended June 30, 2006 and 2005, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.
TOTAL OTHER INCOME. Total other income increased by $469,000 or 18.6% from $2.53 million for the six months ended June 30, 2005 to $3.00 million for the six months ended June 30, 2006, primarily due to a one-time $250,000 pre-tax gain in the first quarter of 2006 resulting from the cancellation of a property usage contract. Wealth management income increased $62,000 to $664,000 for the June 2006 quarter compared with $602,000 for the same quarter one year earlier. Management seeks to increase the level of its future fee income from WMS through the increase of its market share within the Company’s marketplace. WMS fees are projected to show moderate growth through the remainder of 2006 and 2007. Service charges on deposit accounts increased $58,000, or 4.5% to $1.36 million for the six months ended June 30, 2006, compared with $1.30 million for the same six-month period one year earlier. Income on other service charges, commission and fees increased $100,000 or 16.0% to $725,000 for the six months ended June 30, 2006 compared with $625,000 one year earlier primarily due to increased income from VISA check card fees. During the first quarter of 2006, the Bank entered into an agreement cancelling a property usage contract, as mentioned above, for which the Bank received a one-time payment of $250,000, or approximately $165,000 net of applicable income taxes.
TOTAL OTHER EXPENSES. Total other expenses increased 7.4% or $583,000 to $8.50 million for the six months ended June 30, 2006, compared with $7.92 million for the six months ended June 30, 2005. This increase in total other expenses includes a loss of $83,000 on the sale of securities during the quarter ended March 31, 2006. Salary and benefit expenses increased $373,000, or 9.0% from the first six months of 2005 to the first six months of 2006. Annual salary and promotion increases and payroll taxes were the primary cause for the growth in salary and benefit expense. Net occupancy expenses increased $40,000 or 8.7% from the first six months of 2005 to the first six months of 2006 primarily reflecting increases in branch office maintenance and repair. Furniture and equipment expenses increased $42,000 or 6.7% over the same time period, primarily reflecting the increase in computer software depreciation. Other operating expenses increased $45,000 or 1.7%, primarily reflecting increases in marketing and data processing expenses, as well as increased contributions to various community not-for-profit groups.
COMPARISON OF JUNE 30, 2006 AND DECEMBER 31, 2005 FINANCIAL CONDITION
Assets totaled $495.3 million at June 30, 2006, an increase of 2.9% or $14.0 million from $481.2 million at December 31, 2005. Balance sheet categories reflecting significant changes include cash and due from banks, loans, deposits, federal funds purchased and FHLB of Atlanta advances. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. At June 30, 2006, cash and due from banks totaled $16.3 million, reflecting a decrease of $10.3 million from $26.6 million at December 31, 2005. The decrease in cash and due from banks was the result of temporarily increasing the Bank’s deposits with the Federal Reserve Bank of Richmond at December 31, 2005 in order to satisfy reserve requirements.

LOANS. Net loans were $412.6 million at June 30, 2006, which is an increase of $31.6 million or 8.3% from $381.0 million at December 31, 2005. The growth in total loans is primarily attributable to an increase of $14.5 million in mortgage loans collateralized by non-residential real estate, an increase of $7.8 million in mortgage loans collateralized by 1-to-4 family residential real estate, and an increase of $7.1 million in commercial and industrial loans. The Bank’s loans are made primarily to customers located within the Bank’s primary market area.
DEPOSITS. At June 30, 2006, total deposits were $403.3 million, reflecting an increase of $11.6 million or 3.0% from $391.7 million at December 31, 2005. The growth was attributable to growth in interest-bearing deposits, which increased $18.6 million, partially offset by a $7.0 million decline in noninterest-bearing deposits. The Bank expects to increase its deposits during the remainder of 2006 and beyond through the continued expansion of its branch network, as well as by offering a wide array of value-added demand deposit products, and selective rate premiums on interest-bearing deposits.
FEDERAL FUNDS PURCHASED and FEDERAL HOME LOAN ADVANCES. Federal funds purchased were $17.0 million at June 30, 2006, compared with $5.0 million at June 30, 2006. FHLB of Atlanta advances were $31.0 million at June 30, 2006, compared with $42.0 million at December 31, 2005. The $12.0 million increase in federal funds purchased primarily offset the $11.0 million decrease in FHLB of Atlanta advances.
ASSET QUALITY
Non-performing assets, in most cases, consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as loans that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency. Non-performing assets totaled $1.76 million or 0.42% of total loans at June 30, 2006, as compared with $195,000, or 0.05% of total loans at December 31, 2005, and $243,000, or 0.07% of total loans at June 30, 2005. The increase from December 31, 2005 to June 30, 2006 was primarily due to the addition to nonperforming status of $1.04 million of loans to one borrower. Of the $1.04 million, approximately $970,000 has a 75% federal government guarantee from the Small Business Administration.
The provision for loan losses was $300,000 for the first six months of 2006 compared with $334,000 for the first six months of 2005.
There were no loans that are 90 days past due and accruing interest at June 30, 2006 compared with $679,000 at December 31, 2005. There are no loans, other than those disclosed above as either non-performing or impaired, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. The largest concentrations of loans to borrowers engaged in similar activities are $19.1 million for hotel/motel/inn loans, $13.2 million for land development loans, and $13.2 million for aviation-related loans. These three loan concentrations represent 4.6%, 3.2%, and 3.2% of total loans, respectively, at June 30, 2006.

CONTRACTUAL OBLIGATIONS
As of June 30, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2006, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
CAPITAL RESOURCES
Total shareholders’ equity was $37.1 million at June 30, 2006 compared to $35.6 million at December 31, 2005, an increase of $1.5 million, or 4.2%. Retained earnings increased by $1.6 million or 6.3% from December 31, 2005 to June 30, 2006. The change in the accumulated other comprehensive loss component of shareholders’ equity from December 31, 2005 to June 30, 2006 reduced shareholders’ equity by $180,000.
There were no repurchases of the Company’s common stock during the first six months of 2006. 12,440 shares of the Company’s common stock were newly issued at an average price of $5.28 in connection with stock option exercises under the Company’s stock compensation plans during the first six months of 2006 for a total addition to shareholders’ equity of $66,000. In addition, 10,347 shares of the Company’s common stock were newly issued at an average price of $25.24 in connection with restricted stock awards granted under the Company’s stock compensation plans during the first six months of 2006 for a total addition to shareholders’ equity of $261,000.
In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares acquired directly from the Company under the DRSPP. For the quarter and six months ending June 30, 2006, the Company issued 1,906 and 3,512 newly outstanding shares, respectively, through the DRSPP at an average price of $24.73 and $24.68 for a total addition to shareholders’ equity of $47,000 and 87,000. The Company has 238,064 shares available for issuance under the DRSPP at June 30, 2006.
Banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. Under these guidelines, the $4.0 million of capital securities issued by the Company’s subsidiary trust are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. At both June 30, 2006 and December 31, 2005, the Company and the Bank exceed their minimum regulatory capital ratios. The following table sets forth the regulatory capital ratio calculations for the Company:

REGULATORY CAPITAL RATIOS
(In Thousands)

	June 30, 2006	December 31, 2005

Tier 1 Capital:
Shareholders’ Equity	$37,072	$35,579
Plus: Unrealized loss on securities available for sale	776	636
Less: Intangible assets, net	(19)	(32)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	41,829	40,183

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,458	4,238

Total Capital	$46,287	$44,421

Risk Weighted Assets:	$388,738	$371,193

Regulatory Capital Ratios:
Leverage Ratio	8.60%	8.66%
Tier 1 to Risk Weighted Assets	10.76%	10.83%
Total Capital to Risk Weighted Assets	11.91%	11.97%
LIQUIDITY
The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank’s commitments to make loans and management’s assessment of the Bank’s ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $16.9 million at June 30, 2006 compared with $27.7 million at December 31, 2005. These assets provide the primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $24.4 million is unpledged and readily salable. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $123 million at June 30, 2006 to provide additional sources of liquidity, as well as federal funds borrowing lines of credit with the Federal Reserve and various commercial banks totaling approximately $52 million. At June 30, 2006, $31.0 million of the FHLB of Atlanta line of credit and $17.0 million of federal funds borrowing lines of credit were in use. Capital expenditures for the building of the Haymarket branch are estimated to be $1.6 million to be paid over an estimated nine-month period beginning in the fourth quarter of 2006.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2006 and December 31, 2005. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(In Thousands)

	June 30, 2006			December 31, 2005
	Total	In Use	Available	Total	In Use	Available

Sources:
Federal funds borrowing lines of credit	$51,957	$17,000	$34,957	$52,020	$5,000	$47,020
Federal Home Loan Bank advances	119,886	31,000	88,886	106,420	42,000	64,420
Federal funds sold			9			493
Securities, available for sale and unpledged at fair value			24,414			27,090

Total short-term funding sources	$171,843	$48,000	$148,266	$158,440	$47,000	$139,023

Uses:
Unfunded loan commitments and lending lines of credit			$104,777			$106,542
Letters of credit			9,803			5,839

Total potential short-term funding uses			$114,580			$112,381

Ratio of short-term funding sources to potential short-term funding uses			129.4%			123.7%
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
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” “Statement 156”. Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period in which the change occurs.
Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.
The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact on its financial statements.

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
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 1998, the Company announced an open market buyback program for its common stock. Initially, the plan authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Periodically, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On May 20, 2004, the Board authorized the Company to repurchase up to 264,325 shares (8% of the shares of common stock outstanding on January 1, 2003) beginning January 1, 2003 and continuing until the next Board reset, which occurred on January 19, 2006. The Company repurchased 51,977 shares under the program from January 1, 2003 through December 31, 2005. On January 19, 2006, the Board authorized the Company to repurchase up to 206,927 shares (6% of the shares of common stock outstanding on January 1, 2006) beginning January 1, 2006 and continuing until the next Board reset. No shares were repurchased during the quarter ended June 30, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 16, 2006. A quorum of Shareholders was present, consisting of a total of 2,662,374.95 shares, all represented by proxy. At the Annual Meeting, the Shareholders elected Class I directors John B. Adams, Jr., C.H. Lawrence, Jr., John J. Norman, Jr. and C. Hunton Tiffany to three-year terms. The following Class II and Class III directors whose terms expire in 2007 and 2008 continued in office: Randy K. Ferrell, Stanley C. Haworth, Douglas C. Larson, Randolph T. Minter, Brian S. Montgomery, Harold P. Neale, Pat H. Nevill, and H. Frances Stringfellow. The Shareholders also ratified the selection of Smith Elliott Kearns & Company, LLC as independent auditors of the Company for the year ending December 31, 2006.
The vote on each matter was as follows:
1. For Directors:

	FOR	WITHHELD
John B. Adams, Jr.	2,644,524.95	17,850
C.H. Lawrence, Jr.	2,650,174.95	12,200
John J. Norman, Jr.	2,622,955.95	34,419
C. Hunton Tiffany	2,638,417.16	23,957.79
2. Ratification of the selection of Smith Elliott Kearns & Company, LLC as the independent auditors for the Company and the Bank:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
2,640,738.95	16,210	5,426	0

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999

3.2	Amended and Restated Bylaws of Fauquier Bankshares, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed March 22, 2006

11	Refer to Part I, Item 1, Footnote 5 to the Consolidated Financial Statements

14	Code of Business Conduct and Ethics (as amended May 18, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC. (Registrant)
Date: August 11, 2006	/s/ Randy K. Ferrell
Randy K. Ferrell
President and Chief Executive Officer (principal executive officer)

Date: August 11, 2006	/s/ Eric P. Graap
Eric P. Graap
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)