Form 10-Q
period 2006-09-30
FAUQUIER BANKSHARES INC
filed 2006-11-13
CIK 1083643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐      No ☑
     As of November 7, 2006, the latest practicable date for determination, 3,478,960 shares of common stock, par value $3.13 per share, of the registrant were outstanding.

FAUQUIER BANKSHARES, INC.
INDEX
Part I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$13,710,546	$26,565,702
Interest-bearing deposits in other banks	377,083	680,013
Federal funds sold	—	493,000
Securities, at fair value	42,808,222	48,390,771
Loans, net of allowance for loan losses of $4,512,514 in 2006 and $4,238,143 in 2005	413,884,375	381,049,471
Bank premises and equipment, net	7,748,553	8,289,581
Accrued interest receivable	1,689,896	1,585,849
Other assets	13,778,625	14,191,023

Total assets	493,997,300	481,245,410

Liabilities
Deposits:
Noninterest-bearing	78,861,017	95,411,624
Interest-bearing	316,387,981	296,245,545

Total deposits	395,248,998	391,657,169

Federal funds purchased	1,026,000	5,000,000
Dividends payable	—	—
Federal Home Loan Bank advances	48,000,000	42,000,000

Company-obligated mandatorily redeemable capital securities	8,248,000	4,124,000
Other liabilities	3,148,324	2,885,096
Commitments and contingent liabilities	—	—

Total liabilities	455,671,322	445,666,265

Shareholders’ Equity

Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding, 2006, 3,476,960 shares; 2005, 3,448,786 shares	10,882,885	10,794,700
Retained earnings	27,915,069	25,440,838
Accumulated other comprehensive income (loss), net	(471,976)	(656,393)

Total shareholders’ equity	38,325,978	35,579,145

Total liabilities and shareholders’ equity	$493,997,300	$481,245,410

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2006 and 2005

	2006	2005
Interest Income
Interest and fees on loans	$7,371,651	$5,855,666
Interest and dividends on securities available for sale:
Taxable interest income	394,861	448,791
Interest income exempt from federal income taxes	13,189	13,082
Dividends	79,041	61,656
Interest on federal funds sold	4,783	8,907
Interest on deposits in other banks	11,877	1,400

Total interest income	7,875,402	6,389,502

Interest Expense
Interest on deposits	2,137,304	1,275,949
Interest on federal funds purchased	184,898	31,348
Interest on Federal Home Loan Bank advances	549,514	204,282
Distribution on capital securities of subsidiary trusts	100,490	72,272

Total interest expense	2,972,206	1,583,851

Net interest income	4,903,196	4,805,651

Provision for loan losses	60,000	139,167

Net interest income after provision for loan losses	4,843,196	4,666,484

Other Income
Wealth management income	337,088	432,082
Service charges on deposit accounts	704,079	675,440
Other service charges, commissions and income	377,748	353,958
Gain on sale of property rights	—	—

Total other income	1,418,915	1,461,480

Other Expenses
Salaries and benefits	2,265,102	2,102,809
Net occupancy expense of premises	240,509	244,778
Furniture and equipment	329,785	311,403
Other operating expenses	1,290,502	1,302,490
Loss on sale of securities	—	—

Total other expenses	4,125,898	3,961,480

Income before income taxes	2,136,213	2,166,484

Income tax expense	652,882	693,707

Net Income	$1,483,331	$1,472,777

Earnings per Share, basic	$0.43	$0.43

Earnings per Share, assuming dilution	$0.41	$0.41

Dividends per Share	$0.19	$0.16

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005
Interest Income
Interest and fees on loans	$20,700,435	$16,930,296
Interest and dividends on securities available for sale:
Taxable interest income	1,208,183	1,439,268
Interest income exempt from federal income taxes	39,441	39,218
Dividends	201,036	147,155
Interest on federal funds sold	22,188	46,403
Interest on deposits in other banks	23,155	4,230

Total interest income	22,194,438	18,606,570

Interest Expense
Interest on deposits	5,554,978	3,518,244
Interest on federal funds purchased	389,348	58,234
Interest on Federal Home Loan Bank advances	1,431,951	626,385
Distribution on capital securities of subsidiary trusts	273,213	201,872

Total interest expense	7,649,490	4,404,735

Net interest income	14,544,948	14,201,835

Provision for loan losses	360,000	472,917

Net interest income after provision for loan losses	14,184,948	13,728,918

Other Income
Wealth management income	1,000,969	1,034,450
Service charges on deposit accounts	2,063,531	1,976,960
Other service charges, commissions and income	1,103,153	979,520
Gain on sale of property rights	250,000	—

Total other income	4,417,653	3,990,930

Other Expenses
Salaries and benefits	6,769,925	6,235,035
Net occupancy expense of premises	744,310	708,096
Furniture and equipment	1,009,291	948,531
Other operating expenses	4,022,870	3,990,144
Loss onssale of securities	82,564	—

Total other expenses	12,628,960	11,881,806

Income before income taxes	5,973,641	5,838,042

Income tax expense	1,804,886	1,805,846

Net Income	$4,168,755	$4,032,196

Earnings per Share, basic	$1.20	$1.18

Earnings per Share, assuming dilution	$1.16	$1.13

Dividends per Share	$0.555	$0.47

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

			Accumulated
			Other
		Retained	Comprehensive	Comprehensive
	Common Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2004	$10,618,775	$21,320,224	$(47,934)		$31,891,065
Comprehensive income:
Net income	—	4,032,196	—	$4,032,196	$4,032,196
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $152,308	—	—	(295,655)	(295,655)	$(295,655)

Total comprehensive income	—	—	—	$3,736,541

Cash dividends ($.47 per share)	—	(1,617,192)	—		$(1,617,192)
Restricted stock forfeiture	(3,506)	(24,494)	—		$(28,000)
Net issuance of restricted stock, stock incentive plan (10,045 shares)	31,441	218,077	—		$249,518
Unearned compensation on restricted stock		(249,518)			$(249,518)
Amortization of unearned compensation, restricted stock					$194,720
awards		194,720
Issuance of common stock	12,764	91,937	—		$104,701
Exercise of stock options	131,219	230,747	—		$361,966

Balance, September 30, 2005	$10,790,694	$24,196,698	$(343,590)		$34,643,802

Balance, December 31, 2005	$10,794,700	$25,440,838	$(656,393)		$35,579,146
Comprehensive income:
Net income		4,168,755	—	$4,168,755	4,168,755
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $95,003	—	—	184,417	184,417	184,417

Total comprehensive income	—	—	—	$4,353,172

Cash dividends ($.555 per share)	—	(1,928,695)	—		(1,928,695)
Acquisition of 1,900 shares of common stock	(5,947)	(37,257)			(43,204)
Net issuance of restricted stock, stock incentive plan (10,347 shares)	32,386	228,772	—		261,158
Unearned compensation on restricted stock		(261,158)			(261,158)
Amortization of unearned compensation, restricted stock awards		161,573			161,573
Issuance of common stock	15,797	108,492	—		124,289
Exercise of stock options	45,948	33,749	—		79,697

Balance, September 30, 2006	$10,882,885	$27,915,069	$(471,976)		$38,325,978

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005
Cash Flows from Operating Activities
Net income	$4,168,755	$4,032,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	901,951	879,681
Provision for loan losses	360,000	472,917
Amortization of security premiums, net	18,958	44,714
Amortization of unearned compensation	161,573	194,720
Changes in assets and liabilities:
Decrease (Increase) in other assets	213,350	(21,944)
(Decrease) Increase in other liabilities	263,228	(890,166)

Net cash provided by operating activities	6,087,815	4,712,118

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	3,024,745	—
Proceeds from maturities, calls and principal payments of securities available for sale	3,192,165	9,589,469
Purchase of securities available for sale	—	(524,451)
Purchase of premises and equipment	(360,923)	(816,792)
Proceeds (Purchase) of other investment	(373,900)	(416,300)
Net Decrease (Increase) in loans	(33,194,904)	(29,449,058)

Net cash (used in) investing activities	(27,712,817)	(21,617,132)

Cash Flows from Financing Activities
Net (Decrease) Increase in demand deposits, NOW accounts and savings accounts	(23,227,413)	(6,328,598)
Net (Decrease) Increase in certificates of deposit	26,819,242	21,560,673
Federal Home Loan Bank advances	70,000,000	18,000,000
Federal Home Loan Bank principal repayments	(64,000,000)	(11,000,000)
Purchase (Repayment) of Federal Funds	(3,974,000)	4,500,000
Proceeds from issuance of trust preferred securities	4,124,000	—
Cash dividends paid on common stock	(1,928,695)	(1,617,191)
Issuance of common stock	203,986	28,000
Acquisition of common stock	(43,204)	(28,000)

Net cash provided by (used in) financing activities	7,973,916	25,114,884

Increase (Decrease) in cash and cash equivalents	(13,651,086)	8,209,870

Cash and Cash Equivalents
Beginning	27,738,715	9,166,574

Ending	$14,087,629	$17,376,444

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,357,341	$4,264,442

Income taxes	$1,534,000	$1,290,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net	$(279,419)	$(447,962)

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. General
     The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiary, The Fauquier Bank (“the Bank”), and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2006 and December 31, 2005 and the results of operations for the three and nine months, and cash flows for the nine months ended September 30, 2006 and 2005.
     The results of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results expected for the full year.
2. Securities
     The amortized cost of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	September 30, 2006
Obligations of U.S. Government corporations and agencies	$32,459,283	$2,248	$(727,766)	$31,733,765
Obligations of states and political subdivisions	962,619	51,694	—	1,014,313
Corporate Bonds	6,000,000	27,500	(51,250)	5,976,250
Mutual Funds	276,515	—	(9,041)	267,474
FHLMC Preferred Bank Stock	441,000	—	(8,500)	432,500
Restricted investments:
Federal Home Loan Bank Stock	3,122,000	—	—	3,122,000
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$43,523,337	$81,442	$(796,557)	$42,808,222

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2005
Obligations of U.S. Government corporations and agencies	$38,731,324	$10,072	$(943,127)	$37,798,269
Obligations of states and political subdivisions	962,013	57,516	—	1,019,529
Corporate Bonds	6,000,000	—	(98,750)	5,901,250
Mutual Funds	267,947	—	(7,144)	260,803
FHLMC Preferred Bank Stock	441,000	—	(13,100)	427,900
Restricted investments:
Federal Home Loan Bank Stock	2,748,100	—	—	2,748,100
Federal Reserve Bank Stock	72,000	—	—	72,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$49,385,304	$67,588	$(1,062,121)	$48,390,771

     The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2006
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	17,763,124	17,425,296
Due after five years through ten years	3,177,852	3,111,682
Due after ten years	18,480,926	18,187,349
Equity securities	4,101,435	4,083,895

	$43,523,337	$42,808,222

The following table shows the Company’s investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006:

		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$2,721,551	$(41,509)	$28,781,519	$(686,257)	$31,503,070	$(727,766)

Corporate Bonds	—	—	3,948,750	(51,250)	3,948,750	(51,250)

Subtotal, debt securities	2,721,551	(41,509)	32,730,269	(737,507)	35,451,820	(779,016)

Preferred Stock	—	—	441,000	(8,500)	441,000	(8,500)
Mutual Fund	—	—	276,515	(9,041)	276,515	(9,041)

Total temporary impaired securities	$2,721,551	$(41,509)	$33,447,784	$(755,048)	$36,169,335	$(796,557)

          The nature of securities which are temporarily impaired for a continuous 12 months or more can be segregated into three groups. The first group consists of Federal Agency bonds totaling $14.9 million with a temporary loss of approximately $293,000. The bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors, respectively. These bonds have estimated maturity dates of 24 months to 39 months. The Company has the ability to hold these bonds to maturity.
          The second group consists of Federal agency mortgage-backed securities totaling $17.3 million with a temporary loss of approximately $434,000. The securities within this group have Aaa/AAA ratings from Moody’s and Standard & Poors, respectively. The estimated maturity dates range from 18 months to 335 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Company has the ability to hold these bonds to maturity.
          The third group consists of corporate bonds, rated A2 by Moody’s, totaling $4 million with a temporary loss of approximately $51,000. These bonds have an estimated maturity of 27 years, but can be called at par on the five year anniversary. If not called, the bonds reprice every three months at a fixed rate index above LIBOR. The Company has the ability to hold these bonds to maturity.
          The carrying value of securities pledged to secure deposits and for other purposes amounted to $15,847,140 and $18,317,369 at September 30, 2006 and December 31, 2005, respectively.

3. Loans
     A summary of the balances of loans follows:

	September 30,	December 31,
	2006	2005
	(Thousands)
Real estate loans:
Construction	$30,903	$27,302
Secured by farmland	1,158	535
Secured by 1 - to - 4 family residential	168,570	153,997
Other real estate loans	136,806	120,416
Commercial and industrial loans (not secured by real estate)	39,270	35,497
Consumer installment loans	33,132	38,677
All other loans	9,084	9,386

Total loans	$418,923	$385,810
Unearned income	(526)	(523)
Allowance for loan losses	4,513	4,238

Net loans	$413,884	$381,049

     Analysis of the allowance for loan losses follows:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2006	2005	2005
Balance at beginning of period	$4,238,143	$4,060,321	$4,060,321
Provision charged to operating expense	360,000	472,917	472,917
Recoveries added to the allowance	113,112	46,657	53,331
Loan losses charged to the allowance	(198,741)	(241,739)	(348,426)

Balance at end of period	$4,512,514	$4,338,156	$4,238,143

Nonperforming assets consist of the following:

	September 30,	December 31,
	2006	2005
	(Thousands)
Nonaccrual loans	$1,652	$13
Restructured loans	—	—

Total nonperforming loans	1,652	13
Foreclosed property	79	182

Total nonperforming assets	$1,731	$195

     Total loans past due 90 days and still accruing interest totaled $11,000 on September 30, 2006 and $ 679,000 on December 31, 2005.

4. Company-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts
     On March 26, 2002, one of the Company’s wholly-owned Connecticut statutory business trusts privately issued $4 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032. Both the capital securities and the subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.
     On September 21, 2006, the Company’s second wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. Both the capital securities and the subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.
     The capital securities are presented in the consolidated balance sheets of the Company under the caption “Company-obligated mandatorily redeemable capital securities.” The Company records distributions payable on the capital securities as an interest expense in its consolidated statements of income. The cost of issuance associated with the capital securities issued on March 26, 2002 was approximately $128,000. This cost is being amortized over a five year period from the issue date. There was no cost of issuance associated with the capital securities issued on September 21, 2006.
5. Earning per Share
     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

	Three Months		Nine Months		Nine Months
	Ended		Ended		Ended
	September 30, 2006		September 30, 2006		September 30, 2005
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3,477,402	$0.43	3,471,194	$1.20	3,429,161	$1.18

Effect of dilutive securities, stock options	105,039		110,137		129,600

Diluted earnings per share	3,582,441	$0.41	3,581,331	$1.16	3,558,761	$1.13

6. Stock-Based Compensation
     At September 30, 2006, the Company has a stock-based compensation plan. Effective January 1, 2006 the Company adopted the provisions of FASB Statement No. 123 (R), Share-Based Payment, which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income. Prior to January 1, 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock compensation expense was not recognized in net income, as all stock options granted had an exercise price equal to market value of the underlying common stock on the date of grant. However, prior years’ financial statements included pro forma disclosures of the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.
     The following table illustrates the effect on net income and earnings per share for the Company had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been applied to stock-based compensation for the nine months ended September 30, 2006 and September 30, 2005.

	September 30,	September 30,
	2006	2005
Net Income, as reported	$4,168,755	$4,032,196
Deduct: Total stock-based employee compensation expense determined based on fair value method of awards, net of tax	—	—

Pro forma net income	$4,168,755	$4,032,196

Earnings per share:
Basic — as reported	$1.20	$1.18
Basic — pro forma	1.20	1.18
Diluted — as reported	1.16	1.13
Diluted — pro forma	1.16	1.13
7. Employee Benefit Plan
     The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30,
	2006	2005
Service cost	$519,381	$287,240
Interest cost	281,991	170,240
Expected return on plan assets	(296,880)	(150,858)
Amortization of transition (asset)	(14,235)	(9,490)
Amortization of prior service cost	5,826	3,884
Recognized net actuarial loss	45,717	31,156

Net periodic benefit cost	$541,800	$332,172

     The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $790,709 to its pension plan in 2006. As of September 30, 2006, contributions totaling $424,456 have been made, which is the maximum allowable contribution for tax purposes. The company presently anticipates no additional contributions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates and the shape of the interest rate yield curve, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the Bank’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements in this report, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.
GENERAL
Fauquier Bankshares, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in 1902. The Company engages in its business through the Bank, and has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,476,960 shares of common stock, par value $3.13 per share, held by approximately 442 holders of record on September 30, 2006.
The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, New Baltimore, Sudley Road-Manassas, Old Town-Manassas and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. During the March 2005 quarter, the Bank signed a lease for its ninth full service branch in Haymarket, Virginia, scheduled to open in 2007. The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C.
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
The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Bankers Investments Group, LLC, a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. Bankers Insurance consists of a consortium of 53 Virginia community bank owners; Bankers Investments Group is owned by 30 Virginia, West Virginia, and Maryland community banks; and Bankers Title Shenandoah is owned by 10 Virginia community banks.
The revenues of the Bank are derived primarily from interest and fees earned on real estate and other loans; interest and dividends from investment and mortgage-backed securities; and fees on deposit products and WMS services. The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta and other banks. The principal expenses of the Bank are the interest paid on deposits and borrowings, and operating and general administrative expenses. As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits, its primary source of lendable funds, and in the origination of loans.
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

The Company’s allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Then the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective, and our actual losses could be greater or less than the estimates. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and terms of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in the specific allowance.
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
Net income of $1.48 million for the quarter ended September 30, 2006 was a 0.7% increase from the September 2005 quarter net income of $1.47 million. Net income was $4.17 million for the nine-month period ended September 30, 2006, a 3.4% increase above the net income of $4.03 million for the nine-month period ended September 2005. The net income results were consistent with management’s internal projections. The Company and the Bank have continued to experience growth across all of the primary operating businesses: specifically, commercial and retail lending, retail deposits, and assets under WMS management. Net loans outstanding increased 12.8% from September 30, 2005 to September 30, 2006. Total deposits increased 1.4% from September 30, 2005 to September 30, 2006. WMS assets under management grew from approximately $254.1 million at September 30, 2005 to $305.0 million at September 30, 2006, an increase of 20.0%.

Management continues the expansion of its branch network into western Prince William County, having signed a lease for a full service branch in Haymarket, Virginia, scheduled to open in 2007. The Bank seeks to further add to its branch network in western Prince William County, as well as in Fauquier County, looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its current marketplace. Beginning in April 2006, the Bank introduced a new line of “Free Checking” products in order to better serve the growing population in its marketplace. Each checking account is designed to meet many of the specific individual needs of the customer. All of our new checking accounts offer free ATM access virtually anywhere in the United States and in most foreign countries, where the Bank will pay the customers’ ATM fees charged by other institutions, up to four times a month.
COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
NET INCOME. Net income for the three months ended September 30, 2006 was $1.48 million or $0.41 per diluted share compared with $1.47 million or $0.41 per diluted share for the three months ended September 30, 2005. The growth in net income was primarily due to a $98,000 or 2.0% increase in net interest income and a $79,000 reduction in provision for loan losses primarily offset by a $164,000 or 4.2% increase in total other expenses.
NET INTEREST INCOME. Net interest income increased $98,000 or 2.0% to $4.90 million for the three months ended September 30, 2006 compared with $4.81 million for the three months ended September 30, 2005. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. The net interest margin, computed on a tax-equivalent basis, for the September 2006 quarter was 4.17%, compared with 4.63% for the same quarter one year earlier. The primary reasons for the decrease in the net interest margin are the impact of the flattening yield curve coupled with competitive pressures on the pricing of interest-earning assets and interest-bearing liabilities.
Average interest-earning assets grew 13.0% to $464.4 million for the third quarter of 2006 compared with $411.0 million for the third quarter of 2005. The yield on average interest-earning assets was 6.70% for the September 2006 quarter compared with 6.15% for the September 2005 quarter. Total interest income increased $1.49 million or 23.3% to $7.88 million for the three months ended September 30, 2006, compared with $6.39 million for the three months ended September 30, 2005, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities decreased $36,000 or 7.0%. During the first quarter of 2006, the Bank sold $3.0 million of lower yielding investment securities and utilized the proceeds from the sale to retire higher cost borrowed funds. Investment securities averaged $42.8 million for the third quarter of 2006 compared with $50.2 million for the same quarter one year earlier. The yield on investment securities was 4.62% on a tax-equivalent basis for the third quarter of 2006, compared with 4.23% for the third quarter of 2005. Interest and fees on loans increased $1.52 million or 25.9% to $7.37 million for the September 2006 quarter compared with the same quarter one year earlier. Average loans outstanding totaled $420.6 million and earned 6.91% on a tax-equivalent basis for the quarter ended September 30, 2006, compared with $359.3 million and 6.44%, respectively, for the quarter ended September 30, 2005.
Total interest expense increased $1.39 million or 87.7% to $2.97 million for the three months ended September 30, 2006 from $1.58 million for the three months ended September 30, 2005. Average interest-bearing liabilities grew 17.2% to $376.7 million for the third quarter of 2006 compared with $321.3 million for the third quarter of 2005, while the average cost on interest-bearing liabilities increased to 3.12% from 1.95% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rates, as well as significantly increased balances in higher cost funding sources such as the premium interest rate money market account, time deposits, federal funds purchased and FHLB of Atlanta borrowings. The average balance for the premium interest rate money market account was $54.2 million with an average cost of 4.06% for the three months ended September 30, 2006 compared with $5.3 million with an average cost of 3.12% for the September 2005 quarter. Average time deposit balances for the third quarter of 2006 were $126.4 million at an average cost of 4.25%, compared with $100.3 million at an average cost of 3.15% for the same quarter one year earlier. Interest-bearing NOW account deposits averaged $64.4 million at an average cost of 1.91% for the September 2006 quarter, compared with $94.9 million at an average cost of 2.16% for the September 2005 quarter. Other interest-bearing money market deposits averaged $34.5 million at an average cost of 1.38% for the quarter ended September 30, 2006, compared with $53.2 million at an average cost of 1.42% for the same quarter one year earlier. Savings account deposits averaged $36.7 million at an average cost of 0.37% for the September 2006 quarter, compared with $41.9 million at an average cost of 0.32% for the September 2005 quarter. Federal funds purchased averaged $13.7 million at an average cost of 5.37% for the September 2006 quarter compared with $2.95 million at an average cost of 4.22% for the September 2005 quarter. Average FHLB of Atlanta advances were $42.3 million at an average cost of 5.08% for the third quarter of 2006, and $18.8 million at an average cost of 4.25% one year earlier.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2006 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions. Additionally, the Bank’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and to decrease if market interest rates fall, assuming no change in the shape of the interest rate yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. During the third quarter of 2006, demand deposits, NOW accounts, and savings deposits averaged 20.7%, 16.2%, and 9.2% of total average deposits, respectively, while the more interest-rate sensitive money market accounts, premium money market accounts and certificates of deposit averaged 8.6%, 13.6% and 31.7% of total average deposits, respectively.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three- month periods ended September 30, 2006 and 2005. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$410,750	$7,274	6.94%	$352,164	$5,771	6.42%
Tax-exempt (1)	8,194	149	7.09%	7,010	128	7.17%
Nonaccrual	1,691	—		91	—

Total Loans	420,635	7,423	6.91%	359,265	5,899	6.44%

Securities
Taxable	41,782	474	4.54%	49,124	510	4.16%
Tax-exempt (1)	1,011	20	7.91%	1,029	20	7.70%

Total securities	42,793	494	4.62%	50,153	530	4.23%

Deposits in banks	630	12	7.36%	717	1	0.76%
Federal funds sold	371	5	5.04%	902	9	3.87%

Total earning assets	464,429	7,934	6.70%	411,037	6,439	6.15%

Less: Reserve for loan losses	(4,515)			(4,362)
Cash and due from banks	16,526			18,146
Bank premises and equipment, net	7,920			8,459
Other assets	15,601			15,462

Total Assets	$499,961			$448,742

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$82,615			$90,949

Interest-bearing deposits
NOW accounts	64,439	74	1.91%	94,864	216	2.16%
Money market accounts	34,498	120	1.38%	53,169	190	1.42%
Premium money market accounts	54,173	554	4.06%	5,278	42	3.12%
Savings accounts	36,702	34	0.37%	41,868	34	0.32%
Time deposits	126,358	1,355	4.25%	100,263	795	3.15%

Total interest-bearing deposits	316,170	2,137	2.68%	295,442	1,277	1.71%

Federal funds purchased and securities sold under agreements to repurchase	13,653	185	5.37%	2,946	31	4.22%
Federal Home Loan Bank advances	42,293	550	5.08%	18,804	204	4.25%
Capital Securities of Subsidiary Trusts	4,572	100	8.60%	4,124	72	6.86%

Total interest-bearing liabilities	376,688	2,972	3.12%	321,316	1,584	1.95%

Other liabilities	3,020			2,377
Shareholders’ equity	37,638			34,100

Total Liabilities & Shareholders’ Equity	$499,961			$448,742

Net interest spread		$4,962	3.58%		$4,855	4.20%

Interest expense as a percent of average earning assets			2.53%			1.53%
Net interest margin			4.17%			4.63%

(1)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the three-month periods ended September 30, 2006 and 2005. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate) and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Three Months Ended September 30, 2006 Compared to
	Three Months Ended September 30, 2005
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$1,503	$947	$556
Loans; tax-exempt (1)	20	22	(2)
Securities; taxable	(37)	(53)	16
Securities; tax-exempt (1)	1	—	1
Deposits in banks	11	—	11
Federal funds sold	(4)	(5)	1

Total Interest Income	1,494	911	583

INTEREST EXPENSE
NOW accounts	(141)	(157)	16
Money market accounts	(70)	(67)	(3)
Premium money market accounts	512	385	127
Savings accounts	—	(4)	4
Time deposits	560	207	353
Federal funds purchased and securities sold under agreements to repurchase	154	114	40
Federal Home Loan Bank Advances	345	255	90
Capital Securities of Subsidiary Trusts	28	8	20

Total Interest Expense	1,388	741	647

Net Interest Income	$106	$170	$(64)

(1)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 34%.
The monitoring and management of net interest income is the responsibility of the Bank’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of the Bank’s senior management.
PROVISION FOR LOAN LOSSES. The provision for loan losses was $60,000 and $139,000 for the three months ended September 30, 2006 and 2005, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.

TOTAL OTHER INCOME. Total other income decreased by $43,000 or 2.9% from $1.46 million for the three months ended September 30, 2005 to $1.42 million for the three months ended September 30, 2006. Wealth management income decreased $95,000 or 22.0% to $337,000 for the September 2006 quarter compared with $432,000 for the same quarter one year earlier. During the third quarter of 2005, WMS recognized approximately $50,000 in estate settlement fees that were largely absent during the third quarter in 2006. Management seeks to increase the level of its future fee income from WMS through the increase of its market share within the Company’s marketplace. WMS fees are projected to show moderate growth through the remainder of 2006 and 2007. Service charges on deposit accounts increased $29,000 or 4.2% to $704,000 for the quarter ended September 30, 2006, compared with $675,000 for the same quarter one year earlier. Income on other service charges, commission and fees increased $24,000 or 6.7% to $378,000 for the quarter ended September 30, 2006 compared with $354,000 one year earlier primarily due to increased income from VISA check card fees.
TOTAL OTHER EXPENSES. Total other expenses increased 4.2% or $164,000 to $4.13 million for the three months ended September 30, 2006, compared with $3.96 million for the three months ended September 30, 2005. Salary and benefits expenses increased $162,000, or 7.7% from the September 2005 quarter to the September 2006 quarter. Annual salary and promotion increases and payroll taxes were the primary cause for the growth in salary and benefits expense. Net occupancy expenses decreased $4,000 or 1.7% from the September 2005 quarter to the September 2006 quarter. Furniture and equipment expenses increased $18,000 or 5.9% over the same time period, primarily reflecting the increase in computer software depreciation. Other operating expenses decreased $12,000 or 0.9%.
Management expects the costs associated with Sarbanes-Oxley compliance in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls to decrease during the remainder of 2006. The aggregate market value of the Company’s common stock held by non-affiliates was approximately $68 million as of June 30, 2006. Therefore, the Company will not be required to comply with Section 404 until the year ending December 31, 2007. The Bank expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to provide. The Bank projects to increase staff from its September 30, 2006 level of 137 full-time equivalent personnel by approximately five additional full-time equivalent personnel during the remainder of 2006 at an approximate additional salary and benefit cost of $50,000.
COMPARISION OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
NET INCOME. Net income for the nine months ended September 30, 2006 was $4.17 million or $1.16 per diluted share compared with $4.03 million or $1.13 per diluted share for the nine months ended September 30, 2005. The growth in net income was primarily due to a $343,000 or 2.4% increase in net interest income and a $427,000 or 10.7% increase in total other income, which includes a $250,000 pre-tax gain resulting from the cancellation of a property usage contract, largely offset by a $747,000 or 6.3% increase in total other expenses, which includes a loss of $83,000 on the sale of investment securities.
NET INTEREST INCOME. Net interest income increased $343,000 or 2.4% to $14.54 million for the nine months ended September 30, 2006 compared with $14.20 million for the nine months ended September 30, 2005. The increase in net interest income resulted from increased interest and fee income on loans as a result of the increase in volume of loans outstanding. The net interest margin, computed on a tax-equivalent basis, for the first nine months of 2006 was 4.29%, compared with 4.63% for the same period one year earlier. The primary reasons for the decrease in the net interest margin are the impact of the flattening yield curve coupled with competitive pressures on the pricing of interest-earning assets and interest-bearing liabilities. Average interest-earning assets grew 10.5% to $451.6 million for the first nine months of 2006 compared with $408.6 million for the first nine months of 2005. The yield on average interest-earning assets was 6.54% for the first nine months of 2006 compared with 6.07% for the first nine months of 2005.
Total interest income increased $3.59 million or 19.3% to $22.19 million for the nine months ended September 30, 2006, compared with $18.61 million for the nine months ended September 30, 2005, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities decreased $177,000 or 10.9%. Investment securities averaged $44.3 million for the first nine months of 2006 compared with $53.8 million for the same period one year earlier. The yield on investment securities was 4.42% on a tax-equivalent basis for the first nine months of 2006, compared with 4.08% for the first nine months of 2005. Interest and fees on loans increased $3.77 million or 22.3% to $20.70 million for the first nine months of 2006 compared with $16.93 million for the same period one year earlier. Average loans outstanding totaled $406.0 million and earned 6.78% on a tax-equivalent basis for the nine months ended September 30, 2006, compared with $352.4 million and 6.40%, respectively, for the nine months ended September 30, 2005.
Total interest expense increased $3.24 million or 73.7% to $7.65 million for the nine months ended September 30, 2006 from $4.40 million for the nine months ended September 30, 2005. Average interest-bearing liabilities grew 11.6% to $360.4 million for the first nine months of 2006 compared with $322.9 million for the first nine months of 2005, while the average cost on interest-bearing liabilities increased to 2.83% from 1.82% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rates, as well as significantly increased balances in higher cost funding sources such as the premium interest rate money market account, time deposits and FHLB of Atlanta borrowings. The average balance for the premium interest rate money market account was $48.5 million with an average cost of 3.95% for the nine months ended September 30, 2006; this product was first introduced in September 2005, and as result, the relative impact on average deposit balances was $2.3 million with an average cost of 3.09% for the nine months ended September 30, 2005. Average time deposit balances for the first nine months of 2006 were $115.7 million at an average cost of 3.89%, compared with $92.3 million at an average cost of 3.01% for the same period one year earlier. Interest-bearing NOW account deposits averaged $68.4 million at an average cost of 0.52% for the nine months ended September 30, 2006, compared with $101.9 million at an average cost of 0.97% for the nine months ended September 30, 2005. Other interest-bearing money market deposits averaged $38.0 million at an average cost of 1.38% for the nine months ended September 30, 2006, compared with $58.1 million at an average cost of 1.24% for the same period one year earlier. Savings account deposits averaged $37.8 million at an average cost of 0.34% for the first nine months of 2006, compared with $42.5 million at an average cost of 0.33% for the first nine months of 2005. Federal funds purchased averaged $9.8 million at an average cost of 5.34% for the nine months ended September 30, 2006 compared with $2.4 million at an average cost of 3.30% for the first nine months of 2005. Average FHLB of Atlanta advances were $38.0 million at an average cost of 4.97% for the first nine months of 2006, and $19.3 million at an average cost of 4.27% for the same period one year earlier.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the nine- month periods ended September 30, 2006 and 2005. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$396,714	$20,404	6.79%	$345,089	$16,674	6.38%
Tax-exempt (1)	8,085	449	7.32%	7,147	388	7.16%
Nonaccrual	1,178	—		124	—

Total Loans	405,977	20,853	6.78%	352,360	17,062	6.40%

Securities
Taxable	43,283	1,409	4.34%	52,742	1,586	4.01%
Tax-exempt (1)	1,016	60	7.84%	1,023	59	7.74%

Total securities	44,299	1,469	4.42%	53,765	1,645	4.08%

Deposits in banks	662	23	4.61%	360	4	1.57%
Federal funds sold	645	22	4.53%	2,114	46	2.89%

Total earning assets	451,583	22,367	6.54%	408,599	18,757	6.07%

Less: Reserve for loan losses	(4,396)			(4,217)
Cash and due from banks	17,098	6.78%		16,890
Bank premises and equipment, net	8,104			8,461
Other assets	15,181			14,975

Total Assets	$487,570			$444,708

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$87,236			$86,567

Interest-bearing deposits
NOW accounts	68,424	264	0.52%	101,888	739	0.97%
Money market accounts	38,010	393	1.38%	58,093	540	1.24%
Premium money market accounts	48,469	1,432	3.95%	2,303	53	3.09%
Savings accounts	37,782	97	0.34%	42,495	105	0.33%
Time deposits	115,695	3,368	3.89%	92,329	2,081	3.01%

Total interest-bearing deposits	308,380	5,554	2.41%	297,108	3,518	1.58%

Federal funds purchased and securities sold under agreements to repurchase	9,752	389	5.34%	2,363	58	3.30%
Federal Home Loan Bank advances	37,978	1,432	4.97%	19,337	626	4.27%
Capital Securities of Subsidiary Trusts	4,275	273	8.43%	4,124	202	6.46%

Total interest-bearing liabilities	360,385	7,648	2.83%	322,932	4,404	1.82%

Other liabilities	2,759			2,022
Shareholders’ equity	37,190			33,187

Total Liabilities & Shareholders’ Equity	$487,570			$444,708

Net interest spread		$14,719	3.72%		$14,353	4.25%

Interest expense as a percent of average earning assets			2.26%			1.44%
Net interest margin			4.29%			4.63%

(1)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the nine-month periods ended September 30, 2006 and 2005. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate) and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Nine Months Ended September 30, 2006 Compared to
	Nine Months Ended September 30, 2005
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$3,730	$2,407	$1,323
Loans; tax-exempt (1)	61	51	10
Securities; taxable	(177)	(241)	64
Securities; tax-exempt (1)	1	—	1
Deposits in banks	19	4	15
Federal funds sold	(24)	(32)	8

Total Interest Income	3,610	2,189	1,421

INTEREST EXPENSE
NOW accounts	(475)	(487)	12
Money market accounts	(147)	(187)	40
Premium money market accounts	1,379	1,069	310
Savings accounts	(8)	(12)	4
Time deposits	1,287	527	760
Federal funds purchased and securities sold under agreements to repurchase	331	182	149
Federal Home Loan Bank Advances	806	604	202
Capital Securities of Subsidiary Trusts	71	7	64

Total Interest Expense	3,244	1,703	1,541

Net Interest Income	$366	$486	$(120)

(1)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 34%.
The monitoring and management of net interest income is the responsibility of the Bank’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of the Bank’s senior management.
PROVISION FOR LOAN LOSSES. The provision for loan losses was $360,000 and $473,000 for the nine months ended September 30, 2006 and 2005, respectively. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

TOTAL OTHER INCOME. Total other income increased by $427,000 or 10.7% from $3.99 million for the nine months ended September 30, 2005 to $4.42 million for the nine months ended September 30, 2006, primarily due to a $250,000 pre-tax gain in the first quarter of 2006 resulting from the cancellation of a property usage contract. Wealth management income decreased $33,000 to $1.00 million for the nine months ended September 30, 2006 compared with $1.03 million for the same period one year earlier. Service charges on deposit accounts increased $87,000, or 4.4% to $1.00 million for the nine months ended September 30, 2006, compared with $2.06 million for the same nine-month period one year earlier. Income on other service charges, commission and fees increased $124,000 or 12.6% to $1.10 million for the nine months ended September 30, 2006 compared with $980,000 one year earlier primarily due to increased income from VISA check card fees. During the first quarter of 2006, the Bank entered into an agreement cancelling a property usage contract, as mentioned above, for which the Bank received a one-time payment of $250,000, or approximately $165,000 net of applicable income taxes.
TOTAL OTHER EXPENSES. Total other expenses increased 6.3% or $747,000 to $12.63 million for the nine months ended September 30, 2006, compared with $11.88 million for the nine months ended September 30, 2005. This increase in total other expenses includes a loss of $83,000 on the sale of securities during the quarter ended March 31, 2006. Salary and benefits expenses increased $535,000, or 8.6% for the first nine months of 2006 compared with the first nine months of 2005. Annual salary and promotion increases and payroll taxes were the primary cause for the growth in salary and benefits expense. Net occupancy expenses increased $36,000 or 5.1% from the first nine months of 2005 to the first nine months of 2006 primarily reflecting increases in branch office maintenance and repair. Furniture and equipment expenses increased $61,000 or 6.4% over the same time period, primarily reflecting the increase in computer hardware and software depreciation. Other operating expenses increased $33,000 or 0.8%, primarily reflecting increases in marketing and data processing expenses, as well as increased contributions to various community not-for-profit groups, largely offset by decreased accounting fees associated with the delay in implementing Section 404 of Sarbanes-Oxley until the year ending December 31, 2007.
COMPARISON OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005 FINANCIAL CONDITION
Assets totaled $494.0 million at September 30, 2006, an increase of 2.6% or $12.8 million from $481.2 million at December 31, 2005. Balance sheet categories reflecting significant changes include cash and due from banks, loans, deposits, federal funds purchased and FHLB of Atlanta advances. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. At September 30, 2006, cash and due from banks totaled $13.7 million, reflecting a decrease of $12.8 million from $26.6 million at December 31, 2005. The decrease in cash and due from banks was the result of temporarily increasing the Bank’s deposits with the Federal Reserve Bank of Richmond at December 31, 2005 in order to satisfy reserve requirements.
LOANS. Net loans were $413.9 million at September 30, 2006, which is an increase of $32.8 million or 8.6% from $381.0 million at December 31, 2005. The growth in total loans is primarily attributable to an increase of $16.4 million in mortgage loans collateralized by non-residential real estate, an increase of $14.6 million in mortgage loans collateralized by 1-to-4 family residential real estate, and an increase of $3.8 million in commercial and industrial loans. The Bank’s loans are made primarily to customers located within the Bank’s primary market area.

DEPOSITS. At September 30, 2006, total deposits were $395.2 million, reflecting an increase of $3.6 million or 0.9% from $391.7 million at December 31, 2005. The growth was attributable to growth in interest-bearing deposits, which increased $20.1 million, largely offset by a $16.6 million decline in noninterest-bearing deposits. Included in the growth of interest-bearing deposits was $15.7 million of brokered deposits. All brokered deposits are individually less than $100,000, and approximately $5.7 million of brokered deposits represent a reciprocal arrangement for Bank customers who desire FDIC insurance for deposits above $100,000.
The Bank expects to increase its deposits during the remainder of 2006 and beyond through the continued expansion of its branch network, as well as by offering a wide array of value-added demand deposit products, and rate premiums on specific interest-bearing deposits.
FEDERAL FUNDS PURCHASED and FEDERAL HOME LOAN ADVANCES. Federal funds purchased were $1.0 million at September 30, 2006, compared with $5.0 million at December 31, 2005. FHLB of Atlanta advances were $48.0 million at September 30, 2006, compared with $42.0 million at December 31, 2005. The $4.0 million decrease in federal funds purchased largely offset the $6.0 million increase in FHLB of Atlanta advances.
ASSET QUALITY
Non-performing assets, in most cases, consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as loans that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency. Non-performing assets totaled $1.73 million or 0.41% of total loans at September 30, 2006, as compared with $195,000, or 0.05% of total loans at December 31, 2005, and $233,000, or 0.06% of total loans at September 30, 2005. The increase from December 31, 2005 to September 30, 2006 was primarily due to the addition to non-performing status of $1.04 million of loans to one borrower. Of the $1.04 million, approximately $970,000 has a 75% federal government guarantee from the Small Business Administration.
The provision for loan losses was $360,000 for the first nine months of 2006 compared with $473,000 for the first nine months of 2005.
There were two loans totaling $11,000 that are 90 days past due and accruing interest at September 30, 2006 compared with $679,000 at December 31, 2005. There are no loans, other than those disclosed above as either non-performing or impaired, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. The largest concentrations of loans to borrowers engaged in similar activities are $16.6 million for hotel/motel/inn loans, and $15.1 million for land development loans. These two loan concentrations represent 4.0% and 3.7% of total loans, respectively, at September 30, 2006.
CONTRACTUAL OBLIGATIONS
As of September 30, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2006, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

CAPITAL RESOURCES
Total shareholders’ equity was $38.3 million at September 30, 2006 compared to $35.6 million at December 31, 2005, an increase of $2.7 million, or 7.7%. Retained earnings increased by $2.5 million or 9.7% from December 31, 2005 to September 30, 2006. The change in the accumulated other comprehensive loss component of shareholders’ equity from December 31, 2005 to September 30, 2006 increased shareholders’ equity by $184,000.
There were repurchases of 1,900 shares of the Company’s common stock at an average cost of $22.74 per share during the first nine months of 2006. 14,680 shares of the Company’s common stock were newly issued at an average price of $5.43 in connection with stock option exercises under the Company’s stock compensation plans during the first nine months of 2006 for a total addition to shareholders’ equity of $80,000. In addition, 10,347 shares of the Company’s common stock were newly issued at an average price of $25.24 in connection with restricted stock awards granted under the Company’s stock compensation plans during the first nine months of 2006 for a total addition to shareholders’ equity of $261,000.
In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares acquired directly from the Company under the DRSPP. For the quarter and nine months ended September 30, 2006, the Company issued 1,535 and 5,047 newly outstanding shares, respectively, through the DRSPP at an average price of $24.50 and $24.63 for a total addition to shareholders’ equity of $38,000 and $124,000, respectively. The Company has 236,529 shares available for issuance under the DRSPP at September 30, 2006.
On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032. Both the capital securities and the subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis. The purpose of the September 2006 issuance is to use the proceeds to redeem the existing capital securities issued on March 26, 2002 on or about the five year anniversary of their initial issuance in 2007. Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance is priced 190 basis points less than that of the March 2002 issuance, and the repayment of the March 2002 issuance in March 2007 will reduce the interest expense associated with the distribution on capital securities of subsidiary trust by $76,000 annually.
Banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leveraged ratios. Under these guidelines, the aggregate $8.0 million and $4.0 million of capital securities issued by the Company’s subsidiary trusts at September 30, 2006 and December 31, 2005, respectively, are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. At both September 30, 2006 and December 31, 2005, the Company and the Bank exceed their minimum regulatory capital ratios. The following table sets forth the regulatory capital ratio calculations for the Company:

REGULATORY CAPITAL RATIOS
(In Thousands)

	September 30, 2006	December 31, 2005
Tier 1 Capital:
Shareholders’ Equity	$38,326	$35,579
Plus: Unrealized loss on securities available for sale	472	636
Less: Intangible assets, net	(31)	(32)
Plus: Company-obligated madatorily redeemable capital securities	8,000	4,000

Total Tier 1 Capital	46,767	40,183

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,513	4,238

Total Capital	$51,280	$44,421

Risk Weighted Assets:	$395,671	$371,193

Regulatory Capital Ratios:
Leverage Ratio	9.35%	8.66%
Tier 1 to Risk Weighted Assets	11.82%	10.83%
Total Capital to Risk Weighted Assets	12.96%	11.97%
LIQUIDITY
The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank’s commitments to make loans and management’s assessment of the Bank’s ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $14.1 million at September 30, 2006 compared with $27.7 million at December 31, 2005. These assets provide the primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $23.6 million is unpledged and readily salable. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $138.2 million at September 30, 2006 to provide additional sources of liquidity, as well as federal funds borrowing lines of credit with the Federal Reserve and various commercial banks totaling approximately $51.9 million. At September 30, 2006, $48.0 million of the FHLB of Atlanta line of credit and $1.0 million of federal funds borrowing lines of credit were in use. Capital expenditures for the building of the Haymarket branch are estimated to be $1.6 million to be paid over a period beginning in the fourth quarter of 2006.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2006 and December 31, 2005. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(In Thousands)

	September 30, 2006			December 31, 2005
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$51,920	$1,026	$50,894	$52,020	$5,000	$47,020
Federal Home Loan Bank advances	138,218	48,000	90,218	106,420	42,000	64,420
Federal funds sold			—			493
Securities, available for sale and unpledged at fair value			23,575			27,090

Total short-term funding sources	$190,138	$49,026	$164,687	$158,440	$47,000	$139,023

Uses:
Unfunded loan commitments and lending lines of credit			$115,363			$106,542
Letters of credit			9,974			5,839

Total potential short-term funding uses			$125,337			$112,381

Ratio of short-term funding sources to potential short-term funding uses			131.4%			123.7%
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
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB 108 to have a material impact on its financial statements.
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, SFAS 156 permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The impact on the Company’s accumulated other comprehensive income (loss) is currently projected to be a loss of approximately $1.75 million.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information otherwise required to be set forth in the Company’s periodic reports.
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Total	Average	Total Number of
	Number of	Price	Shares Purchased as	Maximum Number of
	Shares	Paid per	Part of Publicly	Shares that May Yet Be
	Purchased	Share	Announced Plan	Purchased Under the Plan
July 1 – 31, 2006	—		—	206,927
August 1 – 31, 2006	100	$21.99	100	206,827
September 1 – 30, 2006	1,800	$22.78	1,800	205,027

Total	1,900		1,900

In September 1998, the Company announced an open market buyback program for its common stock. Initially, the plan authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Periodically, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On May 20, 2004, the Board authorized the Company to repurchase up to 264,325 shares (8% of the shares of common stock outstanding on January 1, 2003) beginning January 1, 2003 and continuing until the next Board reset, which occurred on January 19, 2006. The Company repurchased 51,977 shares under the program from January 1, 2003 through December 31, 2005. On January 19, 2006, the Board authorized the Company to repurchase up to 206,927 shares (6% of the shares of common stock outstanding on January 1, 2006) beginning January 1, 2006 and continuing until the next Board reset. 1,900 shares were repurchased under the program during the quarter ended September 30, 2006.
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

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

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

FAUQUIER BANKSHARES, INC.
(Registrant)

Date: November 10, 2006	/s/ Randy K. Ferrell

Randy K. Ferrell
President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2006	/s/ Eric P. Graap

Eric P. Graap Senior
Vice President and Chief Financial Officer
(principal financial and accounting officer)