Form 10-K
period 2006-12-31
FAUQUIER BANKSHARES INC
filed 2007-04-02
CIK 1083643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File No.: 000-25805
Fauquier Bankshares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1288193
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10 Courthouse Square, Warrenton, Virginia	20186
(Address of principal executive offices)	(Zip Code)
(540) 347-2700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $3.13 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☐ No ☑
The aggregate market value of the registrant’s common shares held by “non-affiliates” of the registrant, based upon the closing sale price of its common stock on the NASDAQ Capital Market on June 30, 2006, was $68.9 million. Shares held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded as shares held by affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.
The registrant had 3,535,968 shares of common stock outstanding as of March 15, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders to be held on May 15, 2007 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Page
PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Executive Officers of the Registrant

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

PART I
ITEM 1. BUSINESS
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,478,960 shares of common stock, par value $3.13 per share, held by approximately 437 holders of record on December 31, 2006. The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased a property in Haymarket, Virginia, where it plans to build its ninth full-service branch office scheduled to open during the fourth quarter of 2007.
THE FAUQUIER BANK
The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C. The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Fund. The basic services offered by the Bank include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, traveler’s checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Star, NYCE, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.
The Bank operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2006, assets managed by WMS increased by $48.4 million to $320.9 million, or 17.8%, when compared with 2005, with revenue increasing from $1.33 million to $1.34 million or 0.9%, over the same time period.
The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Bankers Investments Group, LLC, a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. Bankers Insurance consists of a consortium of 55 Virginia community bank owners; Bankers Investments Group is owned by 33 Virginia and Maryland community banks; and Bankers Title Shenandoah is owned by 10 Virginia community banks.
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

Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. See “Competition” below.
As of December 31, 2006, the Company had total consolidated assets of $521.8 million, total loans net of allowance for loan losses of $416.1 million, total consolidated deposits of $416.1 million, and total consolidated shareholders’ equity of $38.7 million.
LENDING ACTIVITIES
The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s total loans, net of allowance, at December 31, 2006 were $416.1 million, or 79.7% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.
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
The Bank’s loans are concentrated in three major areas: real estate loans, consumer loans, and commercial loans. Approximately 9.9% and 7.6% of the Bank’s loan portfolio at December 31, 2006 consisted of commercial and consumer loans, respectively. The majority of the Bank’s loans are made on a secured basis. As of December 31, 2006, approximately 80.3% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans increased 20.9% to $28.04 million for 2006 compared with $23.19 million for 2005. No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.
LOANS SECURED BY REAL ESTATE
ONE TO FOUR (“1-4”) FAMILY RESIDENTIAL LOANS. The Bank’s 1-4 family residential mortgage loan portfolio primarily consists of conventional loans, primarily with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2006, the Bank’s 1-4 family residential loans amounted to $168.3 million, or 40.4% of the total loan portfolio. Substantially all of the Bank’s single-family residential mortgage loans are secured by properties located in the Bank’s service area. The Bank requires private mortgage insurance (“PMI”) if the principal amount of the loan exceeds 80% of the value of the property held as collateral.
CONSTRUCTION LOANS. The majority of the Bank’s construction loans are made to individuals to construct a primary residence. Such loans have a maximum term of nine months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2006, the Bank’s construction loans totaled $33.7 million, or 8.1% of the total loan portfolio.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $135.0 million, or 32.4% of total loans at December 31, 2006, and consist principally of commercial loans for which real estate constitutes a source of collateral. These loans are secured primarily by owner-occupied properties. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.
CONSUMER LOANS
The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans that are payable on an installment basis. The Bank offers a wide variety of consumer loans, including installment loans, credit card loans, home equity loans, and other secured and unsecured credit facilities. Approximately 88% of these loans, on a dollar-value basis, are for terms of six years or less, and are secured by liens on motor vehicles of the borrowers. An additional 3% of consumer loans are secured by other personal assets of the borrower, and the remaining 9% are made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a six-year amortization schedule. The consumer loan portfolio was $32.0 million or 7.7% of total loans at December 31, 2006.
COMMERCIAL LOANS
The Bank’s commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 88% of the Bank’s commercial loans, on a dollar-value basis, with an additional 7% secured by the borrower’s accounts receivable, and the remaining 5% of commercial loans made on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.
Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank’s loan officers. Certain credit risks are inherent in originating and keeping loans on the Bank’s balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $41.5 million or 9.9% of total loans at December 31, 2006.
DEPOSIT ACTIVITIES
Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers its regular savings, demand, NOW, premium NOW money market deposit accounts, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 82.7% of the Bank’s total deposits at December 31, 2006. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 12.5% of the Bank’s total deposits at December 31, 2006. During 2006, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank’s deposits are generated from Fauquier and Prince William Counties. Included in interest-bearing deposits at December 31, 2006 were $20.2 million of brokered deposits, or 4.8% of total deposits. All brokered deposits are individually less than $100,000, and approximately $5.2 million of brokered deposits represent a reciprocal arrangement for Bank customers who desire FDIC insurance for deposits above $100,000.
INVESTMENTS
The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock, and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank does not currently engage in any off-balance sheet hedging activities. The Bank’s total investments, at fair value, were $40.4 million, or 7.7% of total assets at December 31, 2006. During 2006, income from investments in 2006 totaled $1.91 million, consisting of $1.99 million of interest and dividend income, partially offset by a loss on sale of investments of $83,000. In 2005, income from investments totaled $2.17 million consisting of interest and dividends.
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
The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank received a rating of SATISFACTORY at its last CRA performance evaluation as of February 13, 2006.
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
INSURANCE OF DEPOSITS. The Bank’s deposit accounts are insured by the FDIC up to applicable maximum limits. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of an insured bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose. The Bank is subject to deposit insurance assessments by the FDIC pursuant to regulations establishing a risk-related deposit insurance assessment system. FDIC semi-annual assessments are based upon the institution’s capital rating according to the supervising regulators.
CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, retained earnings, qualifying perpetual preferred stock, and certain hybrid capital instruments, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, certain hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2006, the Bank had a total risk-based capital ratio of 11.83% and a Tier 1 risk-based capital ratio of 10.72%, and the Company had a total risk-based capital ratio of 12.90% and a Tier 1 risk-based capital ratio of 11.80%.
Each of the federal regulatory agencies has also established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets, or the “leverage ratio”). These guidelines generally provide for a minimum leverage ratio of 4.0% for banks and bank holding companies. As of December 31, 2006, the Bank had a leverage ratio of 8.68%, and the Company had a leverage ratio of 9.54%.
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
The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank was notified by the Federal Reserve Bank of Richmond that, at December 31, 2006, both the Company and the Bank were considered “well capitalized.”
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
CONSUMER LAWS AND REGULATIONS. The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.
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
EMPLOYEES
As of December 31, 2006, the Company and the Bank employed 121 full-time employees and 26 part-time employees compared with 121 full-time and 26 part-time employees as of December 31, 2005. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.
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
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that apply to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, we may be required to comply with Section 404 of the Sarbanes-Oxley Act and issue a report on our internal controls for the year ended December 31, 2007. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly. In the event that we are unable to comply with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. We may selectively pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, which, in turn, may affect our growth in loan and retail deposit volume. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates also affect the value of our loans. An increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets or a decrease in loan originations, either of which could have a material and negative effect on our results of operations. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Fluctuations in market rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.
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
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2006, approximately 40% and 32% of our $416.1 million loan portfolio were secured by post-construction residential and commercial real estate, respectively, with construction loans representing an additional 8% of our loans secured by real estate. Changes in the real estate market, such as deterioration in market value of collateral, or a decline in local employment, could adversely affect our customers’ ability to pay these loans, which in turn could impact our profitability. If the value of real estate serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan. In that event, we might have to increase the provision for loan losses, which could have a material adverse effect on our operating results and financial condition.
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
We may be adversely affected if we are unable to successfully implement our branch network expansion.
We anticipate that we will need to expand our branch network to support our growth strategy. However, the timing and cost of entry into new branch locations is substantial, and the economic payback on new branches may be impeded and delayed, which could negatively constrain our growth, and affect our performance and the value of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Bank owns or leases property and operates branches at the following locations:

LOCATION	LEASE/OWN	RENT (ANNUAL)	EXPIRATION	RENEWAL

Main Office * P.O. Box 561 10 Courthouse Square Warrenton, VA 20186	Own	N/A	N/A	N/A

Catlett Office Rt. 28 and 806 Catlett, VA 20119	Own	N/A	N/A	N/A

Sudley Road Office 8091 Sudley Rd. Manassas, VA 20109	Lease	$61.461	2010	None

Old Town Office Center Street Manassas, VA 20110	Lease	$39,325 for 2006, then $40,700 from 2006 to 2011.	2011	Two additional options for 10 years each.

New Baltimore Office 5119 Lee Highway Warrenton, VA 20187	Own	N/A	N/A	N/A

The Plains Office 6464 Main Street The Plains, VA 20198	Own	N/A	N/A	N/A

View Tree Office 216 Broadview Avenue Warrenton, VA 20186	Own	N/A	N/A	N/A

Finance/Accounting Office 98 Alexandria Pike Warrenton, VA 20186	Lease	$34,230	2007	N/A

Bealeton Office US Rt. 17 & Station Dr. Bealeton, VA 22712	Own	N/A	N/A	N/A

Haymarket Property Market Square at Haymarket Haymarket, VA 20169	Lease	$150,000 for first 12 months of occupancy and increasing 3% annually.	2025	Two additional options for 5 years each.

*	The Bank and the Company occupy this location.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2006.
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held with Company and/or Principal Occupations and Directorships During the Past Five Years	First Year as Executive Officer of Company	Age as of December 31, 2006

Randy K. Ferrell	Chief Executive Officer of the Company since May 2004. President of the Company since May 2003. Senior Vice President of the Company from 1994 to May 2003. Chief Executive Officer of the Bank since May 2003. President of the Bank since 2002. Chief Operating Officer of the Bank from 2002 to June, 2003. Executive Vice President of the Bank, Commercial and Retail Banking/MIS from 2001 to 2002. Director of the Company since December 2003. Director of the Bank since 2002.	1994	56

Gregory D. Frederick	Executive Vice President and Chief Operating Officer of the Company since January 2007. President, Chief Operating Officer, and Director of Virginia Community Bank in Louisa, Virginia from August 2002. From 1996 to 2002, Senior Vice President Correspondent Banking at RBC Centura, Rocky Mount, North Carolina.	2007	47

Eric P. Graap	Senior Vice President and Chief Financial Officer of the Company and the Bank since 2000.	2000	53
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Stock Market LLC (“NASDAQ”) on the NASDAQ Capital Market under the symbol “FBSS”. The Company’s common stock commenced trading on NASDAQ on December 27, 1999. As of March 15, 2007, there were 3,535,968 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 438 holders of record. As of March 15, 2007, the closing market price of the Company’s common stock was $25.00. The following table sets forth the high and low sales prices as reported by NASDAQ for the Company’s common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2006		2005		Dividends per share
	High	Low	High	Low	2006	2005

1st Quarter	$25.24	$24.12	$26.50	$24.25	$0.175	$0.15

2nd Quarter	$25.60	$24.00	$26.70	$24.65	$0.19	$0.16

3rd Quarter	$25.06	$21.25	$27.73	$25.76	$0.19	$0.16

4th Quarter	$26.00	$23.89	$27.00	$23.87	$0.19	$0.175
The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. The Company’s ability to pay cash dividends will depend entirely upon the Bank’s ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2006, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $10.2 million.
In September 1998, the Company announced an open market buyback program for its common stock. Initially, the plan authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Periodically, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On January 19, 2006, the Board authorized the Company to repurchase up to 206,927 shares (6% of the shares of common stock outstanding on January 1, 2006) beginning January 1, 2006 and continuing until the next Board reset, which occurred on January 18, 2007. The Company repurchased 1,900 shares under the program from January 1, 2006 through December 31, 2006. No shares were repurchased during the quarter ended December 31, 2006.
On January 18, 2007, the Board authorized the Company to repurchase up to 208,737 shares (6% of the shares of common stock outstanding on January 1, 2007) beginning January 1, 2007 and continuing until the next Board reset, which is expected to occur in January 2008.
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

SELECTED FINANCIAL DATA

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002
EARNINGS STATEMENT DATA:
Interest income	$30,152	$25,414	$21,978	$19,136	$19,496
Interest expense	10,902	6,338	4,411	4,001	5,082

Net interest income	19,250	19,076	17,567	15,135	14,414
Provision for loan losses	360	473	540	784	346

Net interest income after provision for loan losses	18,890	18,603	17,027	14,351	14,068
Noninterest income	5,908	5,268	5,086	4,780	3,866
Securities gains (losses)	(83)	—	(47)	248	34
Noninterest expense	16,648	15,653	14,848	13,222	12,296

Income before income taxes	8,067	8,218	7,218	6,157	5,672
Income taxes	2,463	2,517	2,240	1,821	1,742

Net income	$5,604	$5,701	$4,978	$4,336	$3,930

PER SHARE DATA: (1)
Net income per share, basic	1.61	1.66	1.49	1.31	1.18
Net income per share, diluted	1.56	1.60	1.41	1.24	1.14
Cash dividends	0.745	0.645	0.56	0.48	0.41
Average basic shares outstanding	3,472,217	3,434,093	3,329,367	3,308,124	3,312,084
Average diluted shares outstanding	3,582,241	3,562,564	3,509,032	3,480,588	3,460,128
Book value at period end	11.13	10.32	9.40	8.59	8.00

BALANCE SHEET DATA:
Total Assets	$521,762	$481,245	$429,199	$378,584	$321,499
Loans, net	416,061	381,049	337,792	295,312	213,698
Investment securities	40,353	48,391	58,595	52,386	71,737
Deposits	416,071	391,657	374,656	321,129	273,668
Shareholders’ equity	38,712	35,579	31,891	28,463	26,431

PERFORMANCE RATIOS:
Net interest margin(2)	4.28%	4.67%	4.68%	4.80%	5.24%
Return on average assets	1.14%	1.27%	1.21%	1.24%	1.29%
Return on average equity	14.86%	16.94%	16.82%	15.84%	15.74%
Dividend payout	46.21%	38.95%	37.60%	36.63%	34.51%
Efficiency ratio(3)	65.62%	63.77%	65.12%	65.17%	66.44%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans, net	1.07%	1.11%	1.19%	1.20%	1.34%
Non-performing loans to allowance for loan losses	39.11%	4.60%	4.51%	27.06%	29.20%
Non-performing assets to period end loans and other repossessed assets owned	0.42%	0.05%	0.05%	0.33%	0.39%
Net charge-offs to average loans	0.03%	0.08%	0.02%	0.04%	0.14%

CAPITAL RATIOS:
Leverage	9.54%	8.66%	8.30%	8.58%	9.35%
Risk Based Capital Ratios:
Tier 1 capital	11.80%	10.83%	10.87%	11.51%	14.26%
Total capital	12.90%	11.97%	12.10%	12.76%	15.52%

(1)	2002 amounts have been restated to reflect a two-for-one stock splits during 2002.

(2)	Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company’s net yield on its earning assets.

(3)	Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and non-interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
FORWARD-LOOKING STATEMENTS
In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the Bank’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our plans to expand our branch network and increase our market share, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.
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
The Bank has become the primary independent community bank in its immediate market area. It seeks to be the primary financial service provider for its market area by providing the right mix of consistently high quality customer service, efficient technological support, value-added products, and a strong commitment to the community.
Net income of $5.60 million in 2006 was a 1.7% decrease from 2005 net income of $5.70 million. The Company and the Bank experienced growth across all primary operating businesses with growth in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. Revenues generated from the growth in primary business lines were offset by the declining net interest margin caused by increased interest expense. During 2003, the Bank modified its loan pricing strategies and expanded its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. The result of this was a 9.2%, 12.8%, 14.4% and 38.2% increase in net loan outstandings in 2006, 2005, 2004, and 2003, respectively. Deposits increased 6.2% from year-end 2005 to year-end 2006, and 4.5% from year-end 2004 to year-end 2005. Assets under management grew 17.8% and 12.1%, respectively, during 2006 and 2005.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2007 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and a flat or inverted yield curve. Additionally, the Bank’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and to decrease if market interest rates fall, assuming no change in the shape of the interest rate yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. During 2006, demand deposits, NOW, and savings deposits averaged 21.5%, 17.0%, and 9.4% of total average deposits, respectively, while the more interest-rate sensitive Premium money market accounts, money market accounts, and certificates of deposit averaged 12.7%, 9.1% and 30.3% of total average deposits, respectively.
The Bank continues to have strong credit quality as evidenced by non-performing assets totaling $1.75 million or 0.42% of total loans at December 31, 2006, as compared with $195,000, or 0.05% of total loans at December 31, 2005. The provision for loan losses was $360,000 for 2006 compared with $473,000 for 2005. Loan chargeoffs, net of recoveries, totaled $128,000, or 0.03% of total loans for 2006, compared with $295,000 or 0.08% of total loans for 2005. The $113,000 or 23.9% decrease in the provision for loan losses from 2005 to 2006 was largely in response to the decline in net loan chargeoffs, as well as the continuation in the low level of non-performing loans over the last year, partially offset by the growth in new loan originations during 2006.
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
The following table presents a quarterly summary of earnings for the last two years. In 2006, earnings exhibited a flattening, and in the fourth quarter, decline in profitability when compared with the same quarter from the prior year, primarily from the decreasing net interest margin and its impact on net interest income.

EARNINGS
(In Thousands)

	Three Months Ended 2006				Three Months Ended 2005
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31

Interest income	$7,958	$7,875	$7,398	$6,921	$6,807	$6,390	$6,332	$5,885
Interest expense	3,253	2,972	2,495	2,182	1,933	1,584	1,491	1,330

Net Interest Income	4,705	4,903	4,903	4,739	4,874	4,806	4,841	4,555
Provision for loan losses	—	60	180	120	—	139	209	125

Net interest income after provision for loan losses	4,705	4,843	4,723	4,619	4,874	4,667	4,632	4,430
Other Income	1,490	1,419	1,433	1,566	1,278	1,461	1,267	1,262
Other Expense	4,102	4,126	4,315	4,188	3,772	3,961	4,101	3,819

Income before income taxes	2,093	2,136	1,841	1,997	2,380	2,167	1,798	1,873
Income tax expense	658	653	553	599	711	694	549	563

Net income	$1,435	$1,483	$1,288	$1,398	$1,669	$1,473	$1,249	$1,310

Net income per share, basic	$0.41	$0.43	$0.37	$0.40	$0.49	$0.43	$0.36	$0.38

Net income per share, diluted	$0.40	$0.41	$0.36	$0.39	$0.47	$0.41	$0.35	$0.37
2006 COMPARED WITH 2005
Net income of $5.60 million in 2006 was a 1.7% decrease from 2005 net income of $5.70 million. Earnings per share on a fully diluted basis were $1.56 in 2006 compared to $1.60 in 2005. Profitability as measured by return on average equity decreased from 16.94% in 2005 to 14.86% in 2006. Profitability as measured by return on average assets decreased from 1.27% in 2005 to 1.14% in 2006.
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
NET INTEREST INCOME AND EXPENSE
2006 COMPARED WITH 2005
Net interest income increased $175,000 or 0.9% to $19.25 million for the year ended December 31, 2006 from $19.08 million for the year ended December 31, 2005. This increase resulted from an increase in total average earning assets from $412.7 million in 2005 to $455.5 million in 2006, largely offset by a 39 basis point decrease in the net interest margin. The percentage of average earning assets to total assets increased in 2006 to 92.8% from 91.8% in 2005. The Company’s net interest margin decreased from 4.67% in 2005 to 4.28% in 2006 primarily due to the flat/inverted yield curve and competitive pricing.
The net interest margin pressure caused by the current economic environment of a flat and inverted yield curve has proved extremely challenging for the Bank and much of the banking industry. At June 30, 2004, just as the Federal Open Market Committee began raising the federal funds rate, the yield on a three month maturity treasury bond was 1.37% or 253 basis points below the 3.90% yield on a five year treasury and 332 basis points below the 4.69% yield on a 10 year treasury. At October 30, 2006, that yield had inverted to the point that a three month treasury was yielding 5.12%, while the five year and ten year treasury were yielding 4.74% and 4.77%, respectively. The yield curve changed from a more than 250 basis point premium for a longer investment to a position where there is no premium or, in fact, a discount. This is presenting funding and interest margin management pressures, as a flat or inverted yield curve significantly increases competition for deposits and their cost. While deposit costs rapidly increased, the lack of a similar movement in longer-term rates limited the yield increase on fixed rate loans.
Total interest income increased $4.74 million or 18.6% to $30.15 million in 2006 from $25.41 million in 2005. This increase was due to the increase in total average earning assets of $42.9 million or 10.4%, from 2005 to 2006, as well as the 38 basis point increase in the average yield on loans and the 48 basis point increase in the average yield on investments.
Average loan balances increased from $358.3 million in 2005 to $409.6 million in 2006. The average yield on loans increased to 6.90% in 2006 compared with 6.52% in 2005. Together, there was a $4.85 million increase in interest and fee income from loans for 2006 compared with 2005.
Average investment security balances decreased $8.8 million from $52.5 million in 2005 to $43.6 million in 2006. The tax-equivalent average yield on investments increased from 4.15% in 2005 to 4.63% in 2006. Together, there was an decrease in interest and dividend income on security investments of $180,000 or 8.3%, from $2.17 million in 2005 to $1.99 million in 2006. Average federal funds sold balances increased $205,000 from $1.6 million in 2005 to $1.8 million in 2006. The average yield on federal funds sold increased from 2.90% in 2005 to 5.03% in 2006. Together, there was a $45,000 increase in federal funds sold income from 2005 to 2006.
Total interest expense increased $4.56 million or 72.0% from $6.34 million in 2005 to $10.90 million in 2006 primarily due to the increase in cost on interest-bearing deposits resulting from the increase in short term market interest rates and the growth in the Bank’s premium money market account and time deposit accounts. Interest paid on deposits increased $2.93 million from $4.95 million in 2005 to $7.88 million in 2006. Average premium money market account balances increased $41.9 million from 2005 to 2006 while their average rate increased from 3.70% to 3.98% over the same period. Average time deposit balances increased $25.4 million from 2005 to 2006 while the average rate on time increased from 3.08% to 4.06%. Interest expense on federal funds purchased increased $250,000 from 2005 to 2006 due to the $3.3 million increase in average federal funds purchased and the 140 basis point increase in their average cost. Interest expense on FHLB of Atlanta advances increased $1.22 million from 2005 to 2006 due to the $20.7 million increase in average FHLB advances and the 74 basis point increase in their average cost from 2005 to 2006. The average rate on total interest-bearing liabilities increased from 1.94% in 2005 to 2.99% in 2006.
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
Total interest income increased $3.43 million or 15.6% to $25.41 million in 2005 from $21.98 million in 2004. This increase was due to the increase in total average earning assets of $32.3 million from 2004 to 2005, as well as the 22 basis point increase in the average yield on loans and a 50 basis point increase in the average yield on investments.

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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	12 Months Ended December 31, 2006			12 Months Ended December 31, 2005			12 Months Ended December 31, 2004
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$400,218	$27,647	6.91%	$351,073	$22,847	6.51%	$312,188	$19,655	6.30%
Tax-exempt (1)	8,069	595	7.37%	7,089	513	7.24%	7,895	575	7.29%
Nonaccrual	1,283	—		110	—		927	—

Total Loans	409,570	28,242	6.90%	358,272	23,360	6.52%	321,009	20,230	6.30%

Securities
Taxable	42,615	1,941	4.55%	51,427	2,121	4.12%	50,425	1,796	3.56%
Tax-exempt (1)	1,015	80	7.85%	1,024	79	7.74%	1,175	85	7.25%

Total securities	43,630	2,021	4.63%	52,451	2,200	4.15%	51,599	1,881	3.65%

Deposits in banks	501	26	5.25%	302	7	2.41%	2,223	20	0.89%
Federal funds sold	1,832	92	5.03%	1,627	47	2.90%	5,590	72	1.29%

Total earning assets	455,533	30,381	6.67%	412,652	25,614	6.21%	380,421	22,203	5.84%

Less: Reserve for loan losses	(4,426)			(4,250)			(3,797)
Cash and due from banks	16,457			17,701			16,602
Bank premises and equipment, net	7,996			8,452			8,492
Other assets	15,217			15,169			11,355

Total Assets	$490,777			$449,724			$413,073

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$84,988			$87,550			$80,886

Interest-bearing deposits
NOW accounts	67,190	395	0.59%	97,512	909	0.93%	83,957	695	0.83%
Money market accounts	36,159	504	1.39%	54,650	695	1.27%	70,400	567	0.80%
Premium money market accounts	50,134	1,994	3.98%	8,207	304	3.70%	—	—
Savings accounts	36,972	131	0.35%	41,725	137	0.33%	41,065	145	0.35%
Time deposits	119,650	4,854	4.06%	94,215	2,904	3.08%	78,221	1,993	2.55%

Total interest-bearing deposits	310,105	7,878	2.54%	296,309	4,949	1.67%	273,643	3,400	1.24%

Federal funds purchased	8,427	452	5.37%	5,105	203	3.97%	2,617	34	1.30%
Federal Home Loan Bank advances	41,373	2,136	5.16%	20,625	911	4.42%	19,995	770	3.85%
Capital securities of subsidiary trust	5,276	436	8.26%	4,124	275	6.67%	4,000	206	5.16%

Total interest-bearing liabilities	365,181	10,902	2.99%	326,163	6,338	1.94%	300,255	4,411	1.47%

Other liabilities	2,909			2,358			2,332
Shareholders’ equity	37,699			33,653			29,601

Total Liabilities & Shareholders’ Equity	$490,777			$449,724			$413,073

Net interest spread		$19,479	3.68%		$19,276	4.26%		$17,792	4.37%

Interest expense as a percent of average earning assets			2.39%			1.54%			1.16%
Net interest margin			4.28%			4.67%			4.68%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

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
RATE / VOLUME VARIANCE
(In Thousands)

	2006 Compared to 2005			2005 Compared to 2004
		Due to	Due to		Due to	Due to
	Change	Volume	Rate	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$4,800	$3,060	$1,740	$3,192	$2,513	$679
Loans; tax-exempt (1)	82	72	10	(62)	(59)	(3)
Securities; taxable	(180)	(276)	96	325	36	289
Securities; tax-exempt (1)	1	—	1	(6)	(12)	6
Deposits in banks	19	5	14	(13)	(45)	32
Federal funds sold	45	6	39	(25)	33	(58)

Total Interest Income	4,767	2,867	1,900	3,411	2,466	945

INTEREST EXPENSE
NOW accounts	(514)	(283)	(231)	(4)	4	(8)
Premium NOW accounts	1,690	1,552	138	218	234	(16)
Money market accounts	(191)	(235)	44	432	(53)	485
Savings accounts	(6)	(15)	9	(8)	2	(10)
Time deposits	1,950	784	1,166	910	450	460
Federal funds purchased and securities sold under agreements to repurchase	250	133	117	169	53	116
Federal Home Loan Bank advances	1,224	917	307	141	25	116
Capital securities of subsidiary trust	161	77	84	69	—	69

Total Interest Expense	4,564	2,930	1,634	1,927	715	1,212

Net Interest Income	$203	$(63)	$266	$1,484	$1,751	$(267)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $360,000 for 2006, $473,000 for 2005, and $540,000 for 2004. The amount of the provision for loan loss for 2006, 2005 and 2004 was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends.
The decrease in the provision for loan losses from 2004 to 2005 and from 2005 to 2006 was largely in response to decline in net loan chargeoffs, as well as the continuation in the low level of non-performing loans over the last two years, partially offset by the impact of continued growth in new loan originations during 2004, 2005 and 2006. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
LOAN PORTFOLIO
At December 31, 2006, 2005, and 2004 net loans accounted for 79.7%, 79.2% and 78.7%, respectively, of total assets and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.
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
Non-performing assets totaled $1.75 million or 0.42% of total loans at December 31, 2006, as compared with $195,000, or 0.05% of total loans at December 31, 2005 and $183,000, or 0.05% of total loans at December 31, 2004. Non-performing assets as a percentage of the allowance for loan losses were 39.1%, 4.6% and 4.5% at December 31, 2006, 2005 and 2004, respectively. The increase from December 31, 2005 to December 31, 2006 was primarily due to the addition to non-performing status of two loan relationships. The first relationship consists of multiple loans totaling $1.01 million to one borrower. Of the $1.01 million, approximately $851,000 has a 75% federal government guarantee from the Small Business Administration. The second relationship consists of one loan totaling $0.5 million collateralized by real estate. Interest payments for both of the two loan relationships were current as of December 31, 2006.
Loans that were 90 days past due and accruing interest totaled $1,000; $679,000; and $162,000 at December 31, 2006, 2005, and 2004, respectively. No loss is anticipated on any loan 90 days past due and accruing interest. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.

At December 31, 2004, $46,500 of the Bank’s ownership in Freddie Mac (“FHLMC”) preferred stock with a par value of $500,000 was deemed to be permanently impaired and was recognized as a loss on securities, available for sale, during 2004. At December 31, 2006, no additional amount of the Bank’s ownership in FHLMC preferred stock was deemed to be permanently impaired. There are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans.
At December 31, 2006, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentrations at December 31, 2006 were approximately 4.6% of loans to the hospitality industry (hotels, motels, inns, etc.) and 4.0% of loans for land development. For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of this report entitled “We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.”
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
Total loans on the balance sheet are comprised of the following classifications as of December 31, 2006, 2005, 2004, 2003, and 2002.
LOAN PORTFOLIO
(In Thousands)

	December 31,
	2006	2005	2004	2003	2002
Loans secured by real estate:
Construction	$33,662	$27,302	$29,270	$21,243	$10,685
Secured by farmland	1,365	535	965	1,329	2,416
1-4 family residential	168,310	153,997	136,165	119,116	76,646
Commercial real estate	134,955	120,416	100,757	81,884	62,030
Commercial and industrial loans (except those secured by real estate)	41,508	35,497	24,036	21,070	20,386
Consumer loans to individuals (except those secured by real estate)	31,952	38,677	41,088	41,429	35,397
All other loans	9,273	9,386	9,941	13,033	9,186

Total loans	$421,025	$385,810	$342,222	$299,104	$216,746

The following table sets forth certain information with respect to the Bank’s non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:

NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE
(In Thousands)

	Years ended December 31,
	2006	2005	2004	2003	2002
Non-accrual loans	$1,608	$13	$62	$967	$850

Restructured loans	—	—	—	—	—

Other repossessed assets owned	140	182	121	—	—

Total non-performing assets	$1,748	$195	$183	$967	$850

Loans past due 90 days accruing interest	$1	$679	$162	$840	$244

Allowance for loan losses to total loans at period end	1.07%	1.11%	1.19%	1.20%	1.34%

Non-performing assets to period end loans and other repossessed assets owned	0.42%	0.05%	0.05%	0.33%	0.39%
Potential Problem Loans: At December 31, 2006, management is not aware of any significant problem loans not included in table.
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
At December 31, 2006, 2005, 2004, 2003, and 2002 the allowance for loan losses was $4,471,000, $4,238,000, $4,060,000, $3,575,000, and $2,910,000, respectively.
The following table summarizes the Bank’s loan loss experience for each of the years ended December 31, 2006, 2005, 2004, 2003, and 2002, respectively:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	Years ended December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses, January 1,	$4,238	$4,060	$3,575	$2,910	$2,857

Loans charged-off:
Commercial and industrial	56	18	102	74	135
Construction	—	—	—	—	—
Secured by farmland	—	—	—	—	—
1-4 family residential real estate	—	—	11	—	—
Commercial real estate	—	—	—	19	65
Consumer	200	330	243	186	141

Total loans charged-off	256	348	356	279	341

Recoveries:
Commercial and industrial	60	10	142	60	18
Construction	—	—	—	—	—
Secured by farmland	—	—	—	—	—
1-4 family residential real estate	—	—	—	—	14
Commercial real estate	—	—	128	75	—
Consumer	69	43	31	25	16

Total loans recoveries	129	53	301	160	48

Net Charge-Offs	127	295	55	119	293

Provision for loan losses	360	473	540	784	346

Allowance for loan losses, December 31,	$4,471	$4,238	$4,060	$3,575	$2,910

Ratio of net charge-offs to average loans	0.03%	0.08%	0.02%	0.04%	0.14%
The following table allocates the allowance for loan losses at December 31, 2006, 2005, 2004, 2003, and 2002 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	2006		2005		2004
	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans	Losses	Loans
Commercial & industrial	$1,367	9.86%	$1,234	9.20%	$1,102	7.02%
Real Estate:
Construction	403	8.00%	318	7.08%	466	8.55%
Secured by farmland	17	0.32%	—	0.14%	—	0.28%
1-4 Family residential	475	39.98%	479	39.92%	607	39.79%
Commercial real estate	1,741	32.05%	1,548	31.21%	1,136	29.44%
Consumer	463	7.59%	659	10.02%	681	12.01%
All other loans	5	2.20%	—	2.43%	68	2.90%

	$4,471	100.00%	$4,238	100.00%	$4,060	100.00%

	2003		2002
	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans
Commercial & industrial	$1,701	7.04%	$1,663	9.41%
Real Estate:
Construction	—	7.10%	—	4.93%
Secured by farmland	—	0.44%	—	1.12%
1-4 Family residential	634	39.82%	262	35.36%
Commercial real estate	439	27.38%	364	28.61%
Consumer	801	13.85%	621	16.33%
All other loans	—	4.36%	—	4.24%

	$3,575	100.00%	$2,910	100.00%

NON-INTEREST INCOME
2006 COMPARED WITH 2005
Total non-interest income increased by $638,000 from $5.27 million in 2005 to $5.91 million in 2006. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. This increase stemmed primarily from revenues related to the continued growth of the Bank’s deposit base and retail banking activities, and the increase of estate and brokerage fees within the Bank’s WMS division. In addition, the Bank entered into an agreement cancelling a property usage contract. In consideration for this agreement, the Bank received a one-time payment of $250,000, or approximately $165,000 net of applicable income taxes.
Wealth Management income increased $12,000 or 0.9% from 2005 to 2006. Service charges on deposit accounts increased $166,000 or 6.4% to $2.78 million for 2006, compared with $2.62 million for 2005. Other service charges, commissions and fees increased $209,000 or 15.8% from $1.32 million in 2005 to $1.53 million in 2006 primarily due to increased income from VISA check card revenues. The increase in VISA check revenues was primarily due to the increased usage by the Bank’s retail deposit customer base. Included in other service charges is Bank Owned Life Insurance (“BOLI’) income, which was $372,000 in 2006 compared with $363,000 in 2005. Total BOLI was $9.6 million at December 31, 2006.
Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace. Wealth management fees are projected to continue to grow at a pace closer to the 5% growth seen in 2005 rather than the 1% growth seen in 2006. Fees from deposits are projected to grow at a rate similar to 2006 and reflect the projected growth for retail core deposits.

2005 COMPARED WITH 2004
Total non-interest income increased by $231,000 from $5.04 million in 2004 to $5.27 million in 2005. Wealth Management income increased $61,000 or 4.8% from 2004 to 2005. Service charges on deposit accounts increased $12,000 or 0.5% to $2.62 million for 2005, compared with $2.60 million for 2004. Other service charges, commissions and fees increased $157,000 or 13.5% from $1.17 million in 2004 to $1.32 million in 2005 primarily due to increased income from BOLI, as well as increased income from VISA check card fees. The increase in BOLI income was due to an additional $2.5 million BOLI purchase in December 2004. Total BOLI was $9.2 million at December 31, 2005.
NON-INTEREST EXPENSE
2006 COMPARED WITH 2005
Total non-interest expense increased $1.08 million or 6.9% in 2006 compared with 2005. The primary component of this was an increase in salaries and employees’ benefits of $788,000, or 9.5%, primarily due to customary annual salary increases and increases in the employee incentive payments and retirement plan expenses. Full-time equivalent personnel totaled 139 at both year-end 2005 and year-end 2006.
Net occupancy expense and furniture and equipment expense increased 10.4% and 4.3%, respectively, from 2005 to 2006. The increase in occupancy expenses primarily reflects increases in real estate taxes and a change in the outsourcing of janitorial labor.
Other operating expenses increased $54,000 or 1.0% in 2006 compared with 2005. This increase was primarily due to the increase in marketing expense. Management expects the costs associated with Sarbanes-Oxley compliance to increase in 2007 in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls.
During 2006, management elected to sell approximately $3.0 million of investment securities available for sale for a loss of $83,000 for asset/liability restructuring purposes. Management does not project any further gains or losses on the sale of securities at this time.
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
Other operating expenses increased $225,000 or 4.6% in 2005 compared with 2004. This increase was primarily due to the increase in marketing and business development expenses, as well as professional fees primarily attributable to meeting the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Also included in other operating expenses for 2004 is the loss on securities available for sale of $46,500 representing the amount of the Bank’s ownership in FHLMC preferred stock deemed to be permanently impaired at December 31, 2004.
INCOME TAXES
Income tax expense decreased by $53,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005. Income tax expense increased by $276,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The effective tax rates were 30.5% in 2006, 30.6% for 2005, and 31.0% for 2004. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.
COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2006 AND DECEMBER 31, 2005
Total assets were $521.8 million at December 31, 2006, an increase of 8.4% or $40.5 million from $481.2 million at December 31, 2005. Balance sheet categories reflecting significant changes included cash and due from banks, federal funds sold, investment securities, total loans, deposits, Federal Home Loan Bank advances, and company-obligated mandatorily redeemable capital securities. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. Cash and due from banks was $21.0 million at December 31, 2006, reflecting a decrease of $5.5 million from December 31, 2005. The decrease in cash and due from banks was primarily the result of the need to increase the Bank’s deposits with the Federal Reserve Bank of Richmond at December 31, 2005 in order to satisfy reserve requirements.
INVESTMENT SECURITIES. Total investment securities were $40.4 million at December 31, 2006, reflecting a decrease of $8.0 million from $48.4 million at December 31, 2005. The decrease was primarily the result of redeploying the cash flow from investment securities into loans. At December 31, 2006 and 2005, all investment securities were available for sale. The valuation allowance for the available for sale portfolio had an unrealized loss, net of tax benefit, of $369,000 at December 31, 2006 compared with an unrealized loss, net of tax, of $656,000 at December 31, 2005.
At December 31, 2006, 2005 and 2004, the carrying values of the major classifications of securities were as follows:
INVESTMENT PORTFOLIO
(In Thousands)

	Available for Sale (1)
	2006	2005	2004
Obligations of U.S. Government corporations and agencies	$28,932	$37,798	$49,290
Obligations of states and political subdivisions	1,012	1,020	1,022
Corporate Bonds	5,985	5,901	5,931
Mutual funds	270	261	255
Restricted investment — Federal Home Loan Bank stock	3,437	2,748	1,432
FHLMC preferred stock	455	428	441
Other securities	262	235	224

Total	$40,353	$48,391	$58,595

(1)	Amounts for available-for-sale securities are based on fair value.

ESTIMATED MATURITY OR NEXT RATE ADJUSTMENT DATE
The following is a schedule of estimated maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2006:
ESTIMATED MATURITY DISTRIBUTION AND YIELDS OF SECURITIES
(In Thousands)

	Due in one year		Due after 1		Due after 5
	or less		through 5 years		through 10 years
	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$312	4.15%	$23,890	4.11%	$4,503	4.45%
Corporate bonds	3,000	6.70%	2,985	6.07%	—
Other taxable securities	—		—		—

Total taxable	$3,312	6.46%	$26,875	4.33%	$4,503	4.45%

Obligations of states and political subdivisions, tax-exempt	—		1,012	7.68%	—

Total securities:	$3,312	6.46%	$27,887	4.45%	$4,503	4.45%

	Due after 10 years
	and Equity Securities		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$227	5.32%	28,932	4.17%
Corporate bonds	—		5,985	6.39%
Other taxable securities	4,424	4.62%	4,424	3.23%

Total taxable	$4,651	4.66%	$39,341	4.56%

Obligations of states and political subdivisions, tax-exempt			1,012	7.68%

Total securities:	$4,651	4.66%	$40,353	4.64%

Excluding obligations of U. S. Government corporations and agencies, no Bank security investment exceeded 10% of shareholders’ equity.
LOANS. Total net loan balance after allowance for loan losses was $416.1 million at December 31, 2006, which represents an increase of $35.0 million or 9.2% from $381.0 million at December 31, 2005. The majority of the increase was in commercial real estate and 1-4 family residential real estate loans, which increased $14.5 million and $14.3 million, respectively, from year-end 2005 to year-end 2006, as well as construction loans, which increased $6.4 million, over the same time period. The Bank’s loans are made primarily to customers located within the Bank’s primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards. This was the primary reason for the year to year increase in commercial and residential real estate loans outstanding. Management will continue the same pricing strategies during 2007, but does not project to originate the same level of 1-4 family residential real estate loans as in 2006, primarily due to competitive pressures and market interest rates.
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2006:

MATURITY SCHEDULE OF SELECTED LOANS
(In Thousands)

		1 Year
	Within	Within	After
	1 Year	5 Years	5 Years	Total
Commercial real estate loans	$11,313	$13,588	$110,054	$134,955
Commercial and industrial loans	25,629	10,598	5,281	41,508
Construction loans	23,937	7,971	1,754	33,662

	$60,879	$32,157	$117,089	$210,125

For maturities over one year:
Floating rate loans		$3,035	$42,799	$45,834
Fixed rate loans		29,122	74,290	$103,412

		$32,157	$117,089	$149,246

DEPOSITS. For the year ended December 31, 2006, total deposits grew $24.4 million or 6.2% when compared with total deposits one year earlier. Non-interest-bearing deposits decreased by $9.9 million and interest-bearing deposits increased by $34.3 million. The decline in the Bank’s non-interest-bearing deposits and increase in interest-bearing deposits during 2006 was the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. One factor was the increase in short-term interest rates during 2005 and 2006, which made interest-bearing deposits more attractive for the Bank’s customer base. Additionally, during 2006, the Bank offered a wide variety of new interest-bearing NOW and other deposit accounts attractive to our customer base. The Bank projects to increase its deposits in 2007 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.
The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:
DEPOSITS AND RATES PAID
(In Thousands)

	Year ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing	$84,988		$87,550		$80,886

Interest-bearing:
NOW accounts	67,190	0.59%	97,512	0.93%	83,957	0.83%
Money market accounts	36,159	1.39%	54,650	1.27%	70,400	0.80%
Premium money market accounts	50,134	3.98%	8,207	3.70%	—
Regular savings accounts	36,972	0.35%	41,725	0.33%	41,065	0.35%
Time deposits:	119,650	4.06%	94,215	3.08%	78,221	2.54%

Total interest-bearing	310,105	2.54%	296,309	1.67%	273,643	1.24%

Total deposits	$395,093		$383,859		$354,529

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2006:
MATURITIES OF CERTIFICATES OF DEPOSIT
AND OTHER TIME DEPOSITS OF $100,000 AND MORE
(In Thousands)

	Within	Three to	Six to	One to	Over
	Three	Six	Twelve	Four	Four
	Months	Months	Months	Years	Years	Total
(Dollars in thousands)
At December 31, 2006	$10,338	$12,395	$13,265	$15,727	$124	$51,849

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST (“capital securities”). On March 26, 2002, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. The Company used the offering proceeds for the purposes of expansion and the repurchase of additional shares of its common stock. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital.
On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. Both the capital securities and the subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis. The purpose of the September 2006 issuance is to use the proceeds to redeem the existing capital securities issued on March 26, 2002 during the first quarter of 2007. Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance is priced 190 basis points less than that of the March 2002 issuance, and the repayment of the March 2002 issuance in March 2007 will reduce the interest expense associated with the distribution on capital securities of subsidiary trust by $76,000 annually.
BORROWINGS. Amounts and weighted average rates for long and short term borrowings as of December 31, 2006, 2005 and 2004 are as follows:
BORROWED FUNDS
(In Thousands)

	December 31, 2006		December 31, 2005		December 31, 2004
	Amount	Rate	Amount	Rate	Amount	Rate
FHLB Advances	$55,000	5.33%	$42,000	4.68%	$15,000	4.64%

Federal funds purchased	—		5,000	4.55%	—

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $38.7 million at December 31, 2006 compared with $35.6 million at December 31, 2005. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, through which it repurchased, adjusted for stock splits, 21,010 shares at a cost of $354,000 in 2003; 30,570 shares at a cost of $697,000 in 2004; 397 shares at a cost of $10,000 in 2005, and 1,900 shares at a cost of $43,000 in 2006.
Accumulated other comprehensive income increased to an unrealized loss net of tax benefit of $1.04 million at December 31, 2006 compared with an unrealized loss net of tax benefit of $656,000 at December 31, 2005. The increase was attributable to the implementation of SFAS158 regarding the Bank’s defined benefit retirement plan, which increased the loss by $671,000 net of tax benefit.
As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, in 2002 and 2006, the Company established subsidiary trusts that issued $4.0 million and $4.0 million of capital securities, respectively, as part of two separate pooled trust preferred security offerings with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Government Supervision and Regulation,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2006, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”
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
Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $41.7 million at December 31, 2006 compared with $27.7 million at December 31, 2005. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $21.1 million was unpledged and readily salable at December 31, 2006. Futhermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $139.2 million at December 31, 2006 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling approximately $51.9 million. At December 31, 2006, $55.0 million of the FHLB of Atlanta line of credit and no federal funds purchased lines of credit were in use.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2006 and 2005. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(In Thousands)

	December 31, 2006			December 31, 2005
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$51,901	$—	$51,901	$52,020	$5,000	$47,020
Federal Home Loan Bank advances	139,194	55,000	84,194	106,420	42,000	64,420
Federal funds sold			20,122			4,794
Securities, available for sale and unpledged at fair value			21,070			27,090

Total short-term funding sources			$177,287			$143,324

Uses:
Unfunded loan commitments and lending lines of credit			$50,801			$57,876
Letters of credit			8,679			4,338

Total potential short-term funding uses			$59,480			$62,214

Ratio of short-term funding sources to potential short-term funding uses			298.1%			230.4%
CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of December 31, 2006 that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At December 31, 2006 and 2005, the Company exceeded its regulatory capital ratios, as set forth in the following table:
RISK BASED CAPITAL RATIOS
(In Thousands)

	December 31,
	2006	2005
Tier 1 Capital:
Shareholders’ Equity	$38,712	$35,579
Plus: Unrealized loss on securities available for sale	1,036	636
Less: Intangible assets, net	(6)	(32)
Plus: Company-obligated madatorily redeemable capital securities	8,000	4,000

Total Tier 1 Capital	47,742	40,183

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,471	4,238

Total Capital:	52,213	44,421

Risk Weighted Assets:	$404,603	$371,193

Risk Based Capital Ratios:
Tier 1 to Risk Weighted Assets	11.80%	10.83%

Total Capital to Risk Weighted Assets	12.90%	11.97%
CONTRACTUAL OBLIGATIONS
The following table sets forth information relating to the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2006.

	Payments due by period
		Less than			More than
(In Thousands)	Total	One Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt obligations	$63,248	$40,000	$5,000	$10,000	$8,248 *
Operating lease obligations	5,701	1,138	3,400	1,163	—

Total	$68,949	$41,138	$8,400	$11,163	$8,248

*	Includes $4.1 million of capital securities with varying put provisions beginning March 26, 2007 with a mandatory redemption March 26, 2032, and $4.1 million of capital securities with varying put provisions beginning September 21, 2011 with a mandatory redemption September 21, 2036.
OFF-BALANCE SHEET ARRANGEMENTS
The Bank’s off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit, which were $50.8 million and $8.7 million, respectively at December 31, 2006, and $57.9 million and $4.3 million, respectively, at December 31, 2005. See Note 15 “Financial Instruments with Off-Balance-Sheet Risk” of the Notes to Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements. The impact on liquidity of these arrangements is illustrated in the LIQUIDITY SOURCES AND USES table above.
Revenues for standby letters of credit were $92,000 and $96,000 for 2006 and 2005, respectively. There were 77 and 81 separate standby letters of credit at December 31, 2006 and 2005, respectively. During 2006 and 2005, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.
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
The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions. The Bank monitors exposure to instantaneous changes in rates of up to 200 basis points up or down over a rolling 12-month period. The Bank’s policy limit for the maximum negative impact on net interest income and change in equity from instantaneous changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during 2006.

The following tables present the Bank’s anticipated market value changes in equity under various rate scenarios as of December 31, 2006 and 2005:

2006	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars in thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change
Federal funds sold	0.08%	$18	$20,136	$20,118	$20,101	$(17)	-0.08%
Securities	2.23%	911	41,802	40,891	39,369	(1,522)	-3.72%
Loans receivable	3.03%	12,466	424,254	411,788	393,173	(18,615)	-4.52%

Total rate sensitive assets	2.83%	13,395	486,192	472,797	452,643	(20,154)	-4.26%
Other assets	0.00%	—	44,688	44,688	44,688	—	0.00%

Total assets	2.59%	$13,395	$530,880	$517,485	$497,331	$(20,154)	-3.86%

Demand Deposits	11.28%	$8,278	$81,677	$73,399	$66,648	$(6,751)	-9.20%
Rate-bearing deposits	3.06%	9,549	321,650	312,011	301,091	(10,920)	-3.50%
Borrowed funds	0.56%	361	64,706	64,345	64,014	(331)	-0.51%
Other liabilities	0.00%	—	3,731	3,731	3,731	—	0.00%

Total liabilities	4.01%	18,188	471,764	453,486	435,484	(18,002)	-3.97%

Present Value Equity	-7.49%	(4,793)	59,116	63,999	61,847	(2,152)	-3.36%

Total liabilities and equity	2.59%	$13,395	$530,880	$517,485	$497,331	$(20,154)	-3.89%

2005	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars in thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change
Federal funds sold	0.00%	$—	$493	$493	$493		0.00%
Securities	2.24%	1,098	50,168	49,070	46,854	(2,216)	-4.52%
Loans receivable	3.07%	11,572	389,029	377,457	360,465	(16,992)	-4.50%

Total rate sensitive assets	2.97%	12,670	439,690	427,020	407,812	(19,208)	-4.50%
Other assets	0.00%	—	50,633	50,633	50,633	—	0.00%

Total assets	2.65%	$12,670	$490,323	$477,653	$458,445	$(19,208)	-4.02%

Demand Deposits	11.18%	$9,255	$92,042	$82,787	$75,243	$(7,544)	-9.11%
Rate-bearing deposits	5.58%	15,311	289,840	274,529	262,876	(11,653)	-4.24%
Borrowed funds	1.57%	822	53,188	52,366	51,868	(498)	-0.95%
Other liabilities	0.00%	—	2,885	2,885	2,885	—	0.00%

Total liabilities	6.15%	25,388	437,955	412,567	392,872	(19,695)	-4.77%

Present Value Equity	-19.54%	(12,718)	52,368	65,086	65,573	487	0.75%

Total liabilities and equity	2.65%	$12,670	$490,323	$477,653	$458,445	$(19,208)	-4.02%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Fauquier Bankshares, Inc.
Warrenton, Virginia
          We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U. S. generally accepted accounting principles.
          As discussed in Notes 1 and 8 to the financial statements, Fauquier Bankshares, Inc. changed its policy for accounting for its defined benefit pension plan in 2006 to conform with Statement of Financial Accounting Standards No. 158. Also, as discussed in Note 1 to the financial statements, the company changed its policy for accounting for stock-based compensation in 2006 in accordance with Statement of Financial Accounting Standards No. 123R.

/s/ Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania
March 28, 2007

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Warrenton, Virginia
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2006
CONTENTS
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets
Consolidated statements of income
Consolidated statements of cash flows
Consolidated statements of changes in shareholders’ equity
Notes to consolidated financial statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Cash and due from banks	$21,019,764	$26,565,702
Interest-bearing deposits in other banks	537,891	680,013
Federal funds sold	20,122,000	493,000
Securities available for sale	40,352,775	48,390,771
Loans, net of allowance for loan losses of $4,470,533 in 2006 and $4,238,143 in 2005	416,061,150	381,049,471
Bank premises and equipment, net	7,584,089	8,289,581
Accrued interest receivable	1,802,379	1,585,849
Other assets	14,282,097	14,191,023

Total assets	$521,762,145	$481,245,410

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	85,495,160	95,411,624
Interest-bearing	330,576,258	296,245,545

Total deposits	416,071,418	391,657,169

Federal funds purchased	—	5,000,000
Federal Home Loan Bank advances	55,000,000	42,000,000
Company-obligated mandatorily redeemable capital securities	8,248,000	4,124,000
Other liabilities	3,730,778	2,885,096
Commitments and Contingencies	—	—

Total liabilities	483,050,196	445,666,265

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2006 3,478,960 shares (includes nonvested shares of 31,829); 2005, 3,448,786 shares	10,789,521	10,794,700
Retained earnings	28,962,409	25,440,838
Accumulated other comprehensive income (loss), net	(1,039,981)	(656,393)

Total shareholders’ equity	38,711,949	35,579,145

Total liabilities and shareholders’ equity	$521,762,145	$481,245,410

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
For Each of the Three Years in the Period Ended December 31, 2006

	2006	2005	2004
Interest Income
Interest and fees on loans	$28,039,607	$23,186,158	$20,034,615
Interest and dividends on securities available for sale:
Taxable interest income	1,599,174	1,874,519	1,613,828
Interest income exempt from federal income taxes	52,580	52,280	56,215
Dividends	341,815	246,276	181,946
Interest on federal funds sold	92,221	47,215	71,940
Interest on deposits in other banks	26,306	7,270	19,708

Total interest income	30,151,703	25,413,718	21,978,252

Interest Expense
Interest on deposits	7,878,058	4,948,904	3,400,473
Interest on federal funds purchased	452,301	202,706	34,026
Interest on capital securities	435,771	275,176	206,274
Interest on Federal Home Loan Bank advances	2,135,506	911,434	770,496

Total interest expense	10,901,636	6,338,220	4,411,269

Net interest income	19,250,067	19,075,498	17,566,983

Provision for loan losses	360,000	472,917	539,583

Net interest income after provision for loan losses	18,890,067	18,602,581	17,027,400

Other Income
Wealth management income	1,343,963	1,331,511	1,270,405
Service charges on deposit accounts	2,781,884	2,615,408	2,603,215
Other service charges, commissions and fees	1,532,081	1,322,946	1,165,702
Gain on sale of property rights	250,000	—	—
Loss on sale of securities	(82,564)	—	—

Total other income	5,825,364	5,269,865	5,039,322

Other Expenses
Salaries and employees’ benefits	9,051,834	8,263,400	7,769,172
Net occupancy expense of premises	1,016,527	920,866	863,600
Furniture and equipment	1,360,063	1,303,990	1,274,349
Other operating expenses	5,219,720	5,165,982	4,941,149

Total other expenses	16,648,144	15,654,238	14,848,270

Income before income taxes	8,067,287	8,218,208	7,218,452

Income tax expense	2,463,745	2,516,591	2,240,268

Net Income	$5,603,542	$5,701,617	$4,978,184

Earnings per Share, basic	$1.61	$1.66	$1.49

Earnings per Share, assuming dilution	$1.56	$1.60	$1.41

Dividends per Share	$0.745	$0.645	$0.56

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2006

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$5,603,542	$5,701,617	$4,978,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,205,044	1,201,070	1,091,220
Provision for loan losses	360,000	472,917	539,583
Deferred tax benefit	(4,575)	(28,748)	(301,487)
Loss on sale of securities	82,564	—	—
Gain on sale of property rights	(250,000)
Gain on sale of premises and equipment	—	(11,132)	(5,910)
Tax benefit of nonqualified options exercised	(105,358)	(111,139)	(148,473)
Amortization (accretion) of security premiums, net	21,456	(110,415)	250,869
Amortization of unearned compensation	220,268	203,651	92,054
Changes in assets and liabilities:
Increase in other assets	(69)	(211,201)	(1,070,308)
(Decrease) increase in other liabilities	(170,807)	(134,475)	581,244

Net cash provided by operating activities	6,962,065	6,972,145	6,006,976

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	3,024,745	—	—
Proceeds from maturities, calls and principal payments of securities available for sale	6,060,424	10,961,625	18,188,635
Purchase of securities available for sale	—	(1,568,980)	(24,740,456)
Proceeds from sale of premises and equipment	—	11,132	5,910
Purchase of premises and equipment	(499,552)	(957,032)	(1,749,514)
Purchase of Bank Owned Life Insurance	—	—	(2,500,000)
Purchase of other bank stock	(715,900)	—	—
Gain on sale of property rights	250,000	—	—
Net increase in loans	(35,371,679)	(43,730,606)	(43,019,620)

Net cash (used in) investing activities	(27,251,962)	(35,283,861)	(53,815,045)

Cash Flows from Financing Activities
Net (decrease) Increase in demand deposits, NOW accounts and savings accounts	(20,230,855)	(2,636,061)	52,528,790
Net increase in certificates of deposit	44,645,104	19,637,533	998,331
Federal Home Loan Bank advances	108,000,000	38,000,000	9,000,000
Federal Home Loan Bank principal repayments	(95,000,000)	(11,000,000)	(14,000,000)
Purchase (repayment) of federal funds	(5,000,000)	5,000,000	(2,000,000)
Proceeds from issuance of trust preferred securities	4,124,000	—	—
Cash dividends paid on common stock	(2,589,697)	(2,729,617)	(1,793,607)
Issuance of common stock	325,484	621,813	987,531
Acquisition of common stock	(43,205)	(9,811)	(696,831)

Net cash provided by financing activities	34,230,831	46,883,857	45,024,214

Increase (decrease) in cash and cash equivalents	13,940,935	18,572,141	(2,783,855)

Cash and Cash Equivalents
Beginning	27,738,715	9,166,574	11,950,429

Ending	$41,679,650	$27,738,715	$9,166,574

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$7,547,336	6,175,605	4,330,321

Income taxes	$2,324,000	2,780,000	2,542,000

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax effect	$(287,294)	$(608,459)	$(60,755)

FAS 158 Pension Liabilty Implementation Adjustment, net of tax effect	$670,882	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For Each of the Three Years in the Period Ended December 31, 2006

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2003	$10,367,280	$18,082,684	$12,821		$28,462,785
Comprehensive income:
Net income	—	4,978,184	—	$4,978,184	4,978,184
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $31,403	—	—	(60,755)	(60,755)	(60,755)

Total comprehensive income	—	—	—	$4,917,429	—

Cash dividends ($.56 per share)	—	(1,871,904)	—		(1,871,904)
Acquisition of 30,570 shares of common stock	(95,684)	(601,147)	—		(696,831)
Issuance of restricted stock, stock incentive plan (12,557 shares)	39,303	274,622	—		313,925
Unearned compensation on restricted stock		(313,925)			(313,925)
Amortization of unearned compensation, restricted stock awards		92,054			92,054
Issuance of common stock	9,597	60,323			69,920
Exercise of stock options	298,279	619,332	—		917,611

Balance, December 31, 2004	$10,618,775	$21,320,223	$(47,934)		$31,891,064
Comprehensive income:
Net income	—	5,701,617	—	$5,701,617	5,701,617
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes $313,449	—	—	(608,459)	(608,459)	(608,459)

Total comprehensive income	—	—	—	$5,093,158	—

Cash dividends ($.645 per share)	—	(2,220,730)	—		(2,220,730)
Acquisition of 397 shares of common stock	(1,243)	(8,568)	—		(9,811)
Issuance of restricted stock, stock incentive plan (10,045 shares)	31,441	218,077	—		249,518
Unearned compensation on restricted stock		(249,518)			(249,518)
Amortization of unearned compensation, restricted stock awards		231,651			231,651
Restricted stock forfeiture	(3,506)	(24,494)	—		(28,000)
Issuance of common stock	16,771	122,126	—		138,897
Exercise of stock options	132,462	350,454	—		482,916

Balance, December 31, 2005 (forwarded)	$10,794,700	$25,440,838	$(656,393)		$35,579,145
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For Each of the Three Years in the Period Ended December 31, 2006

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2005 (forwarded)	$10,794,700	$25,440,838	$(656,393)		$35,579,145
Comprehensive income:
Net income	—	5,603,542	—	$5,603,542	5,603,542
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes $119,128	—	—	232,802	232,802	232,802
Reclassification adjustment for losses (gains) realized in income, net of tax $28,072	—	—	54,492	54,492	54,492
Adjustments to initially Apply FAS158, net of tax $345,606	—	—	(670,882)	(670,882)	(670,882)

Total comprehensive income				5,219,954

Cash dividends ($ .745 per share)	—	(2,589,697)	—		(2,589,697)
Acquisition of 1,900 shares of common stock	(5,947)	(37,258)			(43,205)
SFAS No. 123 (R) implementation adjustment	(67,238)	67,238	—		—
Amortization of unearned compensation, restricted stock awards		220,268			220,268
Issuance of common stock	15,797	108,491	—		124,288
Exercise of stock options	52,209	148,987	—		201,196

Balance, December 31, 2006	$10,789,521	$28,962,409	$(1,039,981)		$38,711,949

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For Each of the Three Years in the Period Ended December 31, 2006
Note 1. Nature of Banking Activities and Significant Accounting Policies
Fauquier Bankshares, Inc. (the “Company”) is the holding company of The Fauquier Bank (the “Bank”), Fauquier Statutory Trust I (“Trust I”) and Fauquier Statutory Trust II (“Trust II”). The Bank provides commercial, financial, agricultural, and residential and consumer loans to customers in Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. Trust I was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its three wholly-owned subsidiaries, Trust I, Trust II and the Bank, of which Fauquier Bank Services, Inc. is its sole subsidiary. In consolidation, significant intercompany accounts and transactions between the Bank and the Company have been eliminated.
In January 2003 the FASB issued FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to deconsolidation under FIN 46 if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated with their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s losses, receives a majority of its expected returns, or both.
Management has determined that Fauquier Statutory Trusts (Trust and Trust II) qualify as variable interest entities under FIN 46. Trust I issued mandatory redeemable capital securities to investors and loaned the proceeds to the Company. Trust I holds, as its sole asset, subordinated debentures issued by the Company in 2002. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) “ Consolidation of Variable Interest Entities,” the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates Trust I. The deconsolidation results in the Company’s investment in the common securities of Trust I being included in other assets as of December 31, 2006 and a corresponding increase in outstanding debt of $124,000. The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations.
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

Notes to Consolidated Financial Statements
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

Notes to Consolidated Financial Statements
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

Notes to Consolidated Financial Statements
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
Stock Compensation Plans
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.
The Company elected to adopt SFAS No. 123(R) on January 1, 2006 under the modified prospective method. Compensation cost has been measured using fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period. Compensation cost related to the nonvested portion of awards outstanding as of that date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Company was not required to re-measure the grant date of SFAS No. 123(R). All stock options outstanding were vested as of December 31, 2005; therefore no compensation expense related to stock options was recorded in 2006. There were no options granted in 2006, 2005, or 2004.

Notes to Consolidated Financial Statements
The following table illustrated the effect on net income and earnings per share if the Company had applied SFAS No. 123(R) in prior years.

	December 31,
	2005	2004
Net Income, as reported	$5,701,617	$4,978,184
Deduct: Total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(13,815)	(62,567)

Pro forma net income	$5,687,802	$4,915,617

Earnings per share:
Basic — as reported	$1.66	$1.49
Basic — pro forma	1.66	1.48
Diluted — as reported	1.60	1.41
Diluted — pro forma	1.60	1.40
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
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses of $467,460, $331,162, and $261,345 were incurred in 2006, 2005 and 2004, respectively.
Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Notes to Consolidated Financial Statements
Recent Accounting Pronouncements
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not anticipate the implementation of SAB 108 will have a material effect on its financial statements.
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate this amendment will have a material effect on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Financial Accounting Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize

Notes to Consolidated Financial Statements
changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has adopted SFAS 158 in 2006. See Note 8 for the effects of implementing SFAS 158.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate this revision will have a material effect on its financial statements.
In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.
In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 .” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

Notes to Consolidated Financial Statements
Note 2. Securities
The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		December 31, 2006

Obligations of U.S. Government corporations and agencies	$29,529,837	$2,029	$(599,698)	$28,932,167
Obligations of states and political subdivisions	962,814	48,740	—	1,011,554
Corporate Bonds	6,000,000	27,500	(42,500)	5,985,000
Mutual Funds	279,445	—	(9,311)	270,134
FHLMC Preferred Bank Stock	441,000	14,000	—	455,000
Restricted investments:
Federal Home Loan Bank Stock	3,437,000	—	—	3,437,000
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$40,912,016	$92,269	$(651,509)	$40,352,775

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		December 31, 2005

Obligations of U.S. Government corporations and agencies	$38,731,324	$10,072	$(943,127)	$37,798,269
Obligations of states and political subdivisions	962,013	57,516	—	1,019,529
Corporate Bonds	6,000,000	—	(98,750)	5,901,250
Mutual Funds	267,947	—	(7,144)	260,803
FHLMC Preferred Bank Stock	441,000	—	(13,100)	427,900
Restricted investments:
Federal Home Loan Bank Stock	2,748,100	—	—	2,748,100
Federal Reserve Bank Stock	72,000	—	—	72,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$49,385,304	$67,588	$(1,062,121)	$48,390,771

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$315,479	$312,762
Due after one year through five years	14,743,908	14,458,037
Due after five years through ten years	4,621,104	4,539,864
Due after ten years	16,812,160	16,618,059
Equity securities	4,419,365	4,424,054

	$40,912,016	$40,352,775

Notes to Consolidated Financial Statements
For the year ended December 31, 2006 proceeds from sales of securities available for sale amounted to $3,024,745. There were no securities sold in 2005. Gross realized losses amounted to $82,564 in 2006. The tax expense applicable to this net realized loss amounted to $28,072. Gross realized losses were $46,500 in 2004. The gross realized loss for 2004 is related to the impairment and write down of the FHLMC preferred stock.
The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

2006	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$—	$—	$28,734,320	$(599,698)	$28,734,320	$(599,698)

Corporate Bonds	—	—	3,957,500	(42,500)	3,957,500	(42,500)

Subtotal, debt securities	—	—	32,691,820	(642,198)	32,691,820	(642,198)

Mutual Funds	—	—	279,445	(9,311)	279,445	(9,311)

Total temporary impaired securities	$—	$—	$32,971,265	$(651,509)	$32,971,265	$(651,509)

2005	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$14,703,168	$(275,354)	$22,732,136	$(667,773)	$37,435,304	$(943,127)

Corporate Bonds	1,985,000	(15,000)	3,916,250	(83,750)	5,901,250	(98,750)

Mutual Funds	—	—	267,947	(7,144)	267,947	(7,144)

Subtotal, debt securities	16,688,168	(290,354)	26,916,333	(758,667)	43,604,501	(1,049,021)

FHLMC Preferred Bank Stock	441,000	(13,100)	—	—	441,000	(13,100)

Total temporary impaired securities	$17,129,168	$(303,454)	$26,916,333	$(758,667)	$44,045,501	$(1,062,121)

The nature of securities which are temporarily impaired for a continuous 12 month period or more can be segregated into four groups. The first group consists of Federal agency bonds totaling $13.0 million with a temporary loss of approximately $234,000. The bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors, respectively. These bonds have estimated maturity dates of 18 months to 33 months. The Company has the ability to hold these bonds to maturity.
The second group consists of Federal agency mortgage-backed securities totaling $16.3 million with a temporary loss of approximately $366,000. The securities within this group have Aaa/AAA ratings from Moody’s and Standard & Poors, respectively. The estimated maturity dates range from 11 months to 329 months, and return principal on a monthly basis representing the repayment and prepayment of the underlying mortgages. The Company has the ability to hold these bonds to maturity.
The third group consists of corporate bonds, rated A2 by Moody’s, totaling $4 million with a temporary loss of approximately $43,000. These bonds have an estimated maturity of 27 years, but can be called at par on the five year anniversary. If not called, the bonds reprice every three months at a fixed rate index above LIBOR. The Company has the ability to hold these bonds to maturity.

Notes to Consolidated Financial Statements
The fourth group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of approximately $9,300. The fund is a relatively small balance of the portfolio and the Company plans to hold it indefinitely.
The carrying value of securities pledged to secure deposits and for other purposes amounted to $15,553,330 and $18,317,369 at December 31, 2006 and 2005, respectively.
Note 3. Loans
A summary of the balances of loans follows:

	December 31,
	2006	2005
	(Thousands)
Real estate loans:
Construction	$33,662	$27,302
Secured by farmland	1,365	535
Secured by 1 - to - 4 family residential	168,310	153,997
Other real estate loans	134,955	120,416
Commercial and industrial loans (not secured by real estate)	41,508	35,497
Consumer installment loans	31,952	38,677
All other loans	9,273	9,386

Total loans	$421,025	$385,810
Unearned income	(493)	(523)
Allowance for loan losses	(4,471)	(4,238)

Net loans	$416,061	$381,049

Note 4. Allowance for Loan Losses
Analysis of the allowance for loan losses follows:

	2006	2005	2004
Balance at beginning of year	$4,238,143	$4,060,321	$3,575,002
Provision for loan losses	360,000	472,917	539,583
Recoveries of loans previously charged-off	128,463	53,331	300,830
Loan losses charged-off	(256,073)	(348,426)	(355,094)

Balance at end of year	$4,470,533	$4,238,143	$4,060,321

Information about impaired loans is as follows:

	2006	2005	2004
Impaired loans for which an allowance has been provided	$4,359,124	$1,647,558	$432,640
Impaired loans for which no allowance has been provided	2,647,413	2,461,853	1,052,276

	$7,006,537	$4,109,411	$1,484,916

Allowance provided for impaired loans, included in the allowance for loan losses	$1,437,738	$761,800	$316,722

	2006	2005	2004
Average balance in impaired loans	$7,313,827	$3,128,139	$2,017,005

Interest income recognized on impaired loans	$793,223	$289,576	$207,606

No additional funds are committed to be advanced in connection with impaired loans.

Notes to Consolidated Financial Statements
Non-accrual loans excluded from the above impaired loan disclosure under FASB 114 amounted to $62,000, $12,710, and $61,767 at December 31, 2006, 2005 and 2004, respectively. If interest on these loans had been accrued, such income would have approximated $7,974, $608, and $6,159 for 2006, 2005 and 2004, respectively. Loans past due 90 days or more and still accruing interest totaled $1,000 and $162,000 and $840,000 for 2006, 2005 and 2004, respectively.
Note 5. Related Party Transactions
In the ordinary course of business, the Company has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which amounted to $4,866,240 at December 31, 2006 and $4,687,227 at December 31, 2005. During 2006, total principal additions were $445,175 and total principal payments were $266,162.
Note 6. Bank Premises and Equipment, Net
A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2006 and 2005 are as follows:

	2006	2005
Land	$2,577,282	$2,104,960
Buildings and improvements	7,657,854	7,950,143
Furniture and equipment	10,313,558	10,004,728
Leasehold improvements	298,742	293,564
Construction in process	101,270	118,231

	20,948,706	20,471,626
Accumulated depreciation and amortization	(13,364,617)	(12,182,045)

	$7,584,089	$8,289,581

Depreciation and amortization expensed for years ended December 31, 2006, 2005 and 2004, totaled $1,205,044, $1,201,070, and $1,091,220 respectively.
Note 7. Deposits
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $51,849,514 and $39,141,602, respectively. Brokered deposits include balances of Bank customers who qualify to participate in the CD Account Registry Services (CDARS). As of December 31, 2006 these balances totaled $ 20,178,063. The Bank did not participate in this program as of December 31, 2005.
At December 31, 2006, the scheduled maturities of time deposits are as follows:

2007	$107,667,452
2008	16,469,974
2009	16,528,903
2010	3,508,025
2011 and therefter	330,668

$144,505,022

Overdraft demand deposits totaling $1,309,802 and $2,447,475 were reclassified to loans at December 31, 2006 and 2005, respectively.
The Bank accepts deposits for executive officers and directors of the Bank on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons. The aggregate dollar amount of deposits of executive officers and directors totaled $ 6,180,346 and $ 5,014,783 at December 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements
Note 8. Employee Benefit Plans
Defined Benefit Plan
The following tables provide a reconciliation of the changes in the defined benefit plan’s obligations and fair value of assets over the three-year period ending December 31, 2006, computed as of October 1st of each respective year:

	2006	2005	2004
Change in Benefit Obligations
Benefit obligation, beginning	$6,572,275	$5,708,344	$6,275,020
Service cost	692,509	574,478	455,837
Interest cost	375,987	340,481	405,691
Actuarial gain loss	(634,340)	455,390	730,422
Benefits paid	(277,028)	(506,418)	(2,158,626)

Benefit obligation, ending	$6,729,403	$6,572,275	$5,708,344

Change in Plan Assets
Fair value of plan assets, beginning	$4,690,102	$3,375,642	$4,868,913
Actual return on plan assets	443,416	634,164	665,355
Employer contributions	1,634,468	1,186,714	—
Benefits paid	(277,028)	(506,418)	(2,158,626)

Fair value of plan assets, ending	$6,490,958	$4,690,102	$3,375,642

Funded status at December 31, 2006	$(238,445)	$(1,882,173)	$(2,332,702)

	2006	2005	2004
Amount recognized on the Balance Sheet
Other assets, deferred income tax benefit	$345,606	$—	$—
Other liabilities	238,445	134,025	656,397
Other comprehensive income (loss)	(670,882)	—	—

Amounts Recognized in accumulated other comprehensive loss
Net loss	$1,072,536	N/A	N/A
Prior service cost	38,839	"	"
Net obligation at transition	(94,887)	"	"
Deferred tax benefit	(345,606)	"	"

Amount recognized	$670,882	"	"

Funded Status
Benefit Obligation	$(6,729,403)	$(6,572,275)	$(5,708,344)
Fair value of assets	6,490,958	4,690,102	3,375,642
Unrecognized net actuarial (gain)/loss	—	1,815,409	1,754,779
Unrecognized net obligation at transition	—	(113,866)	(132,845)
Unrecognized prior service cost	—	46,605	54,371

Prepaid (accrued) benefit cost included in other assets (liabilities)	$(238,445)	$(134,025)	$(656,397)

Notes to Consolidated Financial Statements

	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$692,509	$574,478	$455,837
Interest cost	375,987	340,481	405,691
Expected return on plan assets	(395,840)	(301,717)	(393,147)
Amortization of prior service cost	7,766	7,766	7,766
Amortization of net obligation at transition	(18,979)	(18,979)	(18,979)
Recognized net actuarial loss	60,957	62,313	39,357

Net periodic benefit cost	$722,400	$664,342	$496,525

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income.

	2006	2005	2004
Net (gain)/loss	$1,072,536	N/A	N/A
Prior service cost	38,839	N/A	N/A
Amortization of prior service cost	—	N/A	N/A
Net obligation at transition	(94,887)	N/A	N/A

Total recognized	1,016,488	N/A	N/A

Less: Income Tax Effect	345,606	N/A	N/A

Net amount recognized in other comprehensive income	$670,882	N/A	N/A

Total Recognized in Net periodic benefit costs and Other Comprehensive Income.

2006	2005	2004
$1,738,888	$664,342	$496,525
The accumulated benefit obligation for the deferred benefit pension plan was $3,762,292, $3,499,850, and $3,133,951, at December 31, 2006, 2005, and 2004, respectively.
The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table:

	2006	2005	2004
Weighted-Average Assumptions used in computing ending Obligations as of December 31
Discount Rate	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of Compensation Increase	5.00%	5.00%	5.00%

Notes to Consolidated Financial Statements
The assumptions used in the measurement of the Company’s Net Periodic Benefit Cost are shown in the following table:

	2006	2005	2004
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet.

	As of December 31, 2006
	Before		After
	application of		application of
	SFAS 158	Adjustments	SFAS 158
Prepaid Pension expense	$778,043	$(778,043)	$—
Deferred income taxes	1,670,072	345,606	2,015,678
Total Assets	$522,662,472	$(432,437)	$521,762,145

Accrued Pension Liability	—	238,445	238,445
Total Liabilities	$482,811,751	$238,445	$483,050,196

Accumulated other comprehensive income (loss)	(369,099)	(670,882)	(1,039,981)
Total Shareholders’ equity	$39,382,831	$(670,882)	$38,711,949
The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed especially with respect to real rates of return, (net of inflation) for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience — that may not continue over the measurement period — with higher significance placed on current forecasts of future long-term economic conditions.
Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses, (both investment and non-investment) typically paid from the plan assets (to the extent such expenses are not explicitly estimated within periodic costs).

Notes to Consolidated Financial Statements
The Company pension plan’s weighted-average asset allocation at September 30, 2006 and 2005, by asset category are as follows:

	2006	2005
Asset Category as of September 30
Mutual Funds — Fixed Income	21%	20%
Mutual Funds — Equity	71%	80%
Cash and Cash Equivalents	8%	—

Total	100%	100%

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
The Company has contributed $1,634,468 to its pension plan in 2006.
Estimated future benefit payments which reflect expected future service, as appropriate, are as follows:

Payment Dates	Amount
Year Ended December 31,
2007	$80,954
2008	79,967
2009	77,139
2010	81,846
2011	150,928
Thereafter	1,177,789
401 (k) Plan
The Company has a defined contribution retirement plan under Code Section 401(k) of the Internal Revenue Service covering employees who have completed three months of service and who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the limit set by law (Code Section 402(g)). The Company may also make, but is not required to make, a discretionary matching contribution. The amount of this matching contribution, if any, is determined on an annual basis by the Board of Directors. The Company made contributions to the plan for the years ended December 31, 2006, 2005 and 2004 of $131,212, $115,579, and $115,429, respectively.
Deferred Compensation Plan
The Company has a nonqualified deferred compensation program for key employees’ retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $24,362, $18,602, and $40,716, for the years ended December 31, 2006, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements
Concurrent with the establishment of the deferred compensation plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation plan. The Company has recorded in other assets $975,516 and $941,199 representing cash surrender value of these policies for the years ended December 31, 2006 and 2005, respectively.

Note 9.	Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares acquired directly from the Company under the DRSPP. The Company issued 5,047 new shares in 2006 at a weighted average price of $ 24.63 and 5,538 new shares in 2005 at a weighted average price of $25.83. The Company has 236,529 shares available for issuance under the DRSPP at December 31, 2006.

Note 10.	Commitments and Contingent Liabilities

The Bank has entered into four long-term banking facility leases. The first lease was entered into on January 31, 1999. The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank’s Sudley Road, Manassas branch. The Bank renewed the lease January 31, 2004. Rent for 2007 is expected to be $61,461.

The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001. The lease provides for an original ten-year term with the right to renew for two additional ten-year periods beginning on June 1, 2001. Annual rent is $39,325 for the first five years and $40,700 annually commencing with the sixth year. Rent for 2007 is expected to be $40,700.

The third lease is for the accounting and finance department facility and was entered into on June 25, 2002. The lease has a term of five years beginning on August 1, 2002. Rent for the first year is $29,890 with annual increases on the anniversary date based on the CPI, with a minimum increase of 3%. Rent for 2007 is expected to be $34,230.

The fourth lease is for the property in Haymarket, Virginia where the bank plans to build its ninth full-service branch office scheduled to open during the fourth quarter of 2007. Rent for 2007 is expected to be $25,000 with increases of 3% annually. The lease will expire in 2025 with two additional options for five years each.

Total rent expense was $133,913, $129,585, and $129,623 for 2006, 2005 and 2004, respectively, and was included in occupancy expense.

The Bank has five data processing contractual obligations. The contractual expense for the Bank’s largest primary contractual obligation totaled $903,879, $845,356 and $782,711 for 2006, 2005 and 2004, respectively.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term noncancellable lease agreements:

2007	$1,138,027
2008	1,130,128
2009	1,106,759
2010	1,163,322
2011	1,163,143
Thereafter	—

Total	$5,701,379

Notes to Consolidated Financial Statements
As a member of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2006 and 2005, the aggregate amounts of daily average required balances were approximately $8,043,000 and $10,067,000, respectively.

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate a material impact on its financial statements.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

Note 11.	Income Taxes

The components of the net deferred tax assets included in other assets at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,399,538	$1,307,142
Securities available for sale	190,142	338,142
Accrued pension obligation	81,071	45,569
Interest on nonaccrual loans	8,226	5,703
Accrued vacation	83,939	84,754
SERP obligation	193,351	132,124
Restricted Stock	173,973	99,083
Other	19,951	—

	2,150,191	2,012,517

Deferred tax liabilities:
Other	1,327	1,055
Accumulated depreciation	133,186	197,965

	134,513	199,020

Net deferred tax assets	$2,015,678	$1,813,497

The Company has not recorded a valuation allowance for deferred tax assets as they feel it is more likely than not, that they will be ultimately realized.
Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
	2006	2005	2004
Current tax expense	2,468,320	2,545,339	2,541,755
Deferred tax (benefit)	(4,575)	(28,748)	(301,487)

	$2,463,745	$2,516,591	$2,240,268

Notes to Consolidated Financial Statements
The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31, 2006 are summarized as follows:

	2006	2005	2004
Computed “expected” tax expense	2,742,878	2,794,191	2,454,274
Decrease in income taxes resulting from:
Tax-exempt interest income	(253,038)	(254,435)	(216,670)
Other	(26,095)	(23,165)	2,664

	$2,463,745	$2,516,591	$2,240,268

Note 12.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock.

	2006		2005		2004
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3,472,217	$1.61	3,434,093	$1.66	3,329,367	$1.49

Effect of dilutive securities, stock-based awards	110,024		128,471		179,665

Diluted earnings per share	3,582,241	$1.56	3,562,564	$1.60	3,509,032	$1.41

Note 13.	Stock Option Plans

Omnibus Stock Ownership and Long-Term Incentive Plan

In 1998, the Company adopted the Omnibus Stock Ownership and Long Term Incentive Plan under which stock options, stock appreciation rights, nonvested shares, and long-term performance unit awards may be granted to certain key employees for purchase of the Company’s stock. The effective date of the plan was April 21, 1998 with a ten-year term. The plan authorized for issuance 400,000 shares of the Company’s common stock. The plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Company and are awarded an incentive stock option, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The plan was amended and restated effective January 1, 2000, to include non-employee directors and authorized an additional 180,000 shares to be available for awards to directors. The plan provides for awards to non-employee directors at the discretion of the Compensation and Benefits Committee. Options that are not exercisable at the time a director’s service on the Board terminates for reason other than death, disability or retirement in accordance with the Company’s policy will be forfeited.

Notes to Consolidated Financial Statements
Non–employee Director Stock Option Plan
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
During 2004, 2005, and 2006, the Company granted awards of non-vested shares to executive officers and non-employee directors under the Omnibus Stock Ownership and Long-Term Incentive Plan: 7,587, 6,379, and 8,969 of restricted stock to executive officers and 2,760, 3,666, and 3,588, and shares of restricted stock to directors on February 17, 2006 and February 17, 2005, and February 19, 2004, respectively.
The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on one-third of the shares lapse on the anniversary of the date the restricted shares were awarded over the next three years. Compensation expense for nonvested shares amounted to $220,268, $231,651 and $92,054 in 2006 and 2005, 2004 respectively.
The Company did not grant options in 2006, 2005 and 2004.
A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan is presented below:

	2006			2005		2004
		Weighted			Weighted		Weighted
		Average	Average		Average		Average
	Number of	Exercise	Intrinisic	Number of	Exercise	Number of	Exercise
	Shares	Price	Value (1)	Shares	Price	Shares	Price
Outstanding at January 1	194,146	$9.18		236,466	$9.11	338,382	$8.85
Granted	—	—		—	—	—	—
Exercised	(16,680)	5.75		(42,320)	8.78	(95,297)	8.07
Forfeited	—	—		—	—	(6,619)	10.95

Outstanding at December 31	177,466	$9.50	$2,750,569	194,146	$9.18	236,466	$9.11

Exercisable at end of year	177,466		$2,750,569	194,146		218,196

Weighted-average fair value per option of options granted during the year	$—			$—		$—

(1)	The aggregate intrinsic value of stock option in the table above reflects the pre-tax intrinsic value ( the amount by which the December 31, 2006 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the changes in the market value of the company’s stock.
The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $309,875, $326,879, and $372,169, respectively.

Notes to Consolidated Financial Statements
     The status of the options outstanding as of December 31, 2006 for the Omnibus Stock Ownership and Long-Term Incentive and Non-employee Stock Option Plans is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
.25 years	11,200	6.25	11,200	6.25
1.25 years	22,400	10.00	22,400	10.00
2.25 years	21,900	9.75	21,900	9.75
3.25 years	17,150	9.50	17,150	9.50
3.66 years	39,444	8.13	39,444	8.13
4.60 years	30,884	8.07	30,884	8.07
5.88 years	8,756	12.70	8,756	12.70
6.08 years	25,732	13.00	25,732	13.00

	177,466		177,466

A summary of the status of the Company’s nonvested shares is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	21,482		12,557		—

Granted	10,347	$25.24	10,045	$24.84	12,557	$25.00
Vested	—		—		—
Forfeited	—		(1,120)	$25.00	—

Nonvested at December 31,	31,829		21,482		12,557

As of December 31, 2006, there was $220,268 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of three years.
Cash received from option exercise under all share based payment arrangements for the years ended December 31, 2006, 2005, and 2004, was $201,196, $ 482,916, and $ 917,611 respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $ 105,358, $ 111,139 and $148,473, respectively, for the years ended December 31, 2006, 2005 and 2004.
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

Notes to Consolidated Financial Statements
dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.
Note 14. Federal Home Loan Bank Advances and Other Borrowings
The Company’s fixed-rate debt of $55,000,000 at December 31, 2006 and $42,000,000 at December 31, 2005 matures through 2011. At December 31, 2006 and 2005, the interest rates ranged from 4.49 percent to 5.67 percent and from 4.49 percent to 4.89 percent, respectively. At December 31, 2006 and 2005, the weighted average interest rates were 5.33 percent and 4.68 percent, respectively. These advances have various interest rates. On December 31, 2006 $25,000,000 were at adjustable rates, and $ 30,000,000 were at a fixed rate.
At December 31, 2006 advances on the line are secured by certain first lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank. As of December 31, 2006, the book value of eligible loans totaled approximately $214.6 million. At December 31, 2005, the advances were secured by eligible first lien loans on one-to-four unit single-family dwellings totaling $151.4 million. The amount of available credit is limited to eighty percent of qualifying collateral for residential loans, and fifty percent for commercial and home equity loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.
The Bank has an available line of credit with the Federal Home Loan Bank of Atlanta (FHLB) with a borrowing limit of approximately $139 million at December 31, 2006 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling $52.0 million. At December 31, 2006, $55 million of the FHLB line of credit was in use. The contractual maturities of FHLB advances are as follows:

	2006	2005
Due in 2006	$—	$34,000,000
Due in 2007	$40,000,000	$3,000,000
Due in 2008	5,000,000	5,000,000
Due in 2011	10,000,000	—

	$55,000,000	$42,000,000

Note 15. Dividend Limitations on Affiliate Bank
Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2006, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $10,215,581.
Note 16. Financial Instruments With Off-Balance-Sheet Risk
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
At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

Notes to Consolidated Financial Statements

	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$50,801,000	$57,876,000
Standby letters of credit	8,679,000	4,338,000

	$59,480,000	$62,214,000

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
Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.
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
Note 17. Fair Value of Financial Instruments and Interest Rate Risk
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
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
Deposit Liabilities
The fair values disclosed for demand deposits (e.g. interest and non-interest bearing checking, statement savings and money market accounts) are, by definition, equal to the amount payable at the reporting date (that is, their carrying amounts). Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.
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
At December 31, 2006 and 2005, the fair value of loan commitments and standby letters of credit were deemed immaterial.

Notes to Consolidated Financial Statements
The estimated fair values of the Company’s financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Thousands)		(Thousands)
Financial assets:
Cash and short-term investments	$21,558	$21,558	$27,246	$27,246
Federal funds sold	20,122	20,122	493	493
Securities	40,353	40,353	48,391	48,391
Loans, net	416,061	411,788	381,049	377,457
Accrued interest receivable	1,802	1,802	1,586	1,586

Financial liabilities:
Deposits	$416,071	$415,291	$391,657	$390,173
FHLB advances	55,000	55,216	42,000	41,961
Federal funds purchased	—	—	5,000	5,000
Company obligated manditorily redeemable capital securities	8,248	9,129	4,124	5,406
Accrued interest payable	1,235	1,235	678	678
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
Note 18. Other Operating Expenses
The principal components of “Other operating expenses” in the Consolidated Statements of Income are:

	2006	2005	2004
Advertising and business development	$571,641	$478,748	$334,112
Bank card	110,602	121,346	262,752
Data processing	1,112,565	1,031,459	947,377
Postage and supplies	393,203	407,635	364,226
Professional and consulting fees	817,920	957,611	828,208
Other (no items exceed 1% of total revenue)	2,213,789	2,169,183	2,204,474

	$5,219,720	$5,165,982	$4,941,149

Note 19. Concentration Risk
The Company maintains its cash accounts in several correspondent banks. The total amount by which cash on deposit in those banks exceeds the federally insured limits is $1,145,721 at December 31, 2006.

Notes to Consolidated Financial Statements
Note 20. Capital Requirements
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Notes to Consolidated Financial Statements
The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.

					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:	(Amount in Thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$52,213	12.9%	$32,368	8.0%	N/A	N/A
The Fauquier Bank	$47,844	11.8%	$32,360	8.0%	$40,450	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$47,742	11.8%	$16,184	4.0%	N/A	N/A
The Fauquier Bank	$43,371	10.7%	$16,180	4.0%	$24,270	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$47,742	9.5%	$20,012	4.0%	N/A	N/A
The Fauquier Bank	$43,371	8.7%	$19,983	4.0%	$24,979	5.0%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$44,421	12.0%	$29,696	8.0%	N/A	N/A
The Fauquier Bank	$44,037	11.9%	$29,688	8.0%	$37,110	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$40,183	10.8%	$14,848	4.0%	N/A	N/A
The Fauquier Bank	$39,799	10.7%	$14,844	4.0%	$22,266	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$40,183	8.7%	$18,562	4.0%	N/A	N/A
The Fauquier Bank	$39,799	8.6%	$18,552	4.0%	$23,190	5.0%

Notes to Consolidated Financial Statements
Note 21.	Company-Obligated Mandatorily Redeemable Capital Securities

On March 26, 2002, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. The Company used the offering proceeds for the purposes of expansion and the repurchase of additional shares of its common stock. The interest rate on the capital security resets every three months at 3.60% above the then current three month London Interbank Offered Rate (“LIBOR”). Interest is paid quarterly. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital.

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.

Total capital securities at December 31, 2006 were $8,248,000. Both issuances of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis. The purpose of the September 2006 issuance (“Trust II”) is to use the proceeds to redeem the existing capital security (“Trust I”) issued on March 26, 2002, during the first quarter of 2007. Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance is priced 190 basis points less than that of the March 2002 issuance, and the repayment of the March 2002 issuance in March 2007 will reduce the interest expense associated with the distribution on capital securities of subsidiary trust by $76,000 annually.

Notes to Consolidated Financial Statements
Note 22. Parent Corporation Only Financial Statements
FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Balance Sheets
December 31, 2006 and 2005

	December 31,
	2006	2005
Assets

Cash on deposit with subsidiary bank	$4,108,707	$150,844
Investment in subsidiaries, at cost, plus equity in undistributed net income	42,454,581	39,286,964
Dividend receivable	—	—
Other assets	433,458	329,132

Total Assets	$46,996,746	$39,766,940

Liabilities and Shareholders’ Equity

Liabilities
Company-obligated mandatorily redeemable capital securities	$8,248,000	$4,124,000
Dividend payable	—	—
Other liabilities	36,797	63,795

	8,284,797	4,187,795

Shareholders’ Equity
Common stock	10,789,521	10,794,700
Retained earnings, which are substantially distributed earnings of subsidiaries	28,962,409	25,440,838
Accumulated other comprehensive income (loss)	(1,039,981)	(656,393)

	38,711,949	35,579,145

Total liabilities and shareholders’ equity	$46,996,746	$39,766,940

Notes to Consolidated Financial Statements
FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Income
For Each of the Three Years in the Period Ended December 31, 2006

	December 31,
	2006	2005	2004
Revenue
Interest Income	$107	$—	$—
Dividends from Subsidiaries	2,589,697	2,220,730	2,641,904

	2,589,804	2,220,730	2,641,904

Expenses
Interest expense	$435,771	$275,176	$206,274
Legal and professional fees	108,479	162,346	152,421
Directors’ fees	157,470	138,103	76,863
Miscellaneous	149,091	149,847	122,619

	850,811	725,472	558,177

Income before income tax benefits and equity in undistributed net income of subsidiaries	1,738,993	1,495,258	2,083,727

Income tax benefit	(313,344)	(246,660)	(189,780)

Income before equity in undistributed net income of subsidiaries	2,052,337	1,741,918	2,273,507

Equity in undistributed net income of subsidiaries	3,551,205	3,959,699	2,704,677

Net income	$5,603,542	$5,701,617	$4,978,184

Notes to Consolidated Financial Statements
FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2006

	December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$5,603,542	$5,701,617	$4,978,184
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed earnings of subsidiaries	(3,551,205)	(3,959,699)	(2,704,677)
Decrease (increase) in undistributed dividends receivable from subsidiaries	—	508,887	(78,297)
Tax benefit of nonqualified options exercised	(24,068)	(111,139)	(148,473)
Amortization of unearned compensation	220,268	203,651	92,054
Increase (decrease) in other assets	(80,258)	28,883	56,844
Increase (decrease) in other liabilities	(26,998)	19,930	(212,007)

Net cash provided by operating activities	2,141,281	2,392,130	1,983,628

Cash Flows from Financing Activities
Proceeds from issuance of capital securiteis	4,124,000	—	—
Cash dividends paid	(2,589,697)	(2,729,617)	(1,793,607)
Contribution of capital to subsidiaries	—	(900,000)	—
Issuance of common stock	325,484	621,813	987,531
Acquisition of common stock	(43,205)	(9,811)	(696,831)

Net cash provided by (used in) financing activities	1,816,582	(3,017,615)	(1,502,907)

Increase (decrease) in cash and cash equivalents	3,957,863	(625,485)	480,721

Cash and Cash Equivalents
Beginning	150,844	776,329	295,608

Ending	$4,108,707	$150,844	$776,329

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
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the Company’s executive officers is provided in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” All other information concerning the Company required by this item is contained in the Company’s definitive proxy statement for the 2006 annual meeting of shareholders to be held on May 15, 2007 (the “2007 proxy statement”) under the captions “Election of Class II Directors,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. This Code was amended May 18, 2006 and is incorporated in Exhibit 14.
ITEM 11. EXECUTIVE COMPENSATION
The information relating to executive and director compensation and the Company’s Compensation and Benefits Committee is contained in the Company’s 2007 proxy statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership required by this item is contained in the Company’s 2007 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
The following table sets forth information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance:
Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted –average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	121,966	$9.66	263,817 (1)

Equity compensation plans not approved by security holders	55,500	$9.15	87,072 (2)

Total	177,466	$9.50	350,889

(1)	Includes 263,817 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Omnibus Stock Ownership and Long Term Incentive Plan.

(2)	Includes no shares available to be granted under the Non-Employee Director Stock Option Plan and 87,072 shares available to be granted under the Director Deferred Compensation Plan.

For additional information concerning the material features of the Company’s equity compensation plans, including the Non-Employee Director Stock Option Plan and Director Deferred Compensation Plan which have not been approved by the shareholders, please see Note 12 of our Notes to Consolidated Financial Statements.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is contained in the Company’s 2007 proxy statement under the captions “Related Party Transactions” and “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is contained in the Company’s 2007 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) -Financial Statements
The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
Independent Auditors’ Report
Consolidated Balance Sheets -December 31, 2006 and December 31, 2005
Consolidated Statements of Income -Years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows -Years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Changes in Shareholders’ Equity -December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements -Years ended December 31, 2006, 2005, and 2004
(a) (2) -Financial Statement Schedules
All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is set forth in the consolidated financial statements or notes thereto.
(a) (3) -Exhibits
Exhibit Number

3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed March 22, 2006.

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1*	Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, as amended and restated effective January 1, 2000, incorporated by reference to Exhibit 4.B to Form S-8 filed October 15, 2002.

10.1.1*	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2*	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.2*	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.3*	Fauquier Bankshares, Inc. Non-Employee Director Stock Option Plan, effective April 1, 1995, incorporated by reference to Exhibit 4.A to Form S-8 filed October 15, 2002.

10.8*	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.

10.10*	Executive Supplemental Retirement Plan Agreement, dated August 20, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 25, 2003.

10.11*	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated August 10, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 25, 2003.

10.12*	Executive Split Dollar Life Insurance Agreement, dated November 26, 1996, between The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.12 to Form 10-K filed March 25, 2003.

10.13*	Form of the Executive Survivor Income Agreement, dated on or about May 9, 2003, between The Fauquier Bank and each of C. Hunton Tiffany, Randy K. Ferrell, Eric P. Graap, incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 14, 2003.

10.14*	Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.14 to Form 10-K filed March 30, 2005.

10.14.1*	First Amendment, dated March 26, 2007, to Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell.

10.15*	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.15 to Form 10-K filed March 30, 2005.

10.16*	Base Salaries for Named Executive Officers.

10.17*	Director Compensation, incorporated by reference to Exhibit 10.17 to Form 8-K filed February 23, 2006.

10.18*	Description of Management Incentive Plan, incorporated by reference to Exhibit 10.18 to Form 10-K filed March 30, 2005.

10.20*	Consulting Agreement dated June 8, 2005 between The Fauquier Bank and C.H. Lawrence, Jr., incorporated by reference to Exhibit 10.20 to Form 8-K filed June 14, 2005.

14	Code of Business Conduct and Ethics incorporated by reference to Exhibit 14 to Form 10-Q filed August 11, 2006.

21	Subsidiaries of the Registrant, incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

*	Denotes management contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President and Chief Executive Officer
Dated: March 15, 2007

/s/ Eric P. Graap
Eric P. Graap
Senior Vice President and Chief Financial Officer
Dated: March 15, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C.H. Lawrence, Jr. C.H. Lawrence, Jr.	Chairman, Director	March 15, 2007

/s/ Randy K. Ferrell Randy K. Ferrell	President and Chief Executive Officer, Director March 15, 2007 (principal executive officer)	March 15, 2007

/s/ Eric P. Graap Eric P. Graap	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2007

/s/ John B. Adams, Jr. John B. Adams, Jr	Vice Chairman, Director	March 15, 2007

/s/ Stanley C. Haworth Stanley C. Haworth	Director	March 15, 2007

/s/ John J. Norman, Jr. John J. Norman, Jr.	Director	March 15, 2007

/s/ Douglas C. Larson Douglas C. Larson	Director	March 15, 2007

/s/ Randolph T. Minter Randolph T. Minter	Director	March 15, 2007

/s/ B.S. Montgomery B.S. Montgomery	Director	March 15, 2007

/s/ H.P. Neale H.P. Neale	Director	March 15, 2007

/s/ Pat H. Nevill Pat H. Nevill	Director	March 15, 2007

/s/ P. Kurt Rodgers P. Kurt Rodgers	Director	March 15, 2007

/s/ Sterling T. Strange III Sterling T. Strange III	Director	March 15, 2007

/s/ H. Frances Stringfellow H. Frances Stringfellow	Director	March 15, 2007