Form 10-Q
period 2007-03-31
FAUQUIER BANKSHARES INC
filed 2007-05-14
CIK 1083643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
The registrant had 3,548,613 shares of common stock outstanding as of May 10, 2007, the latest practicable date for determination.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$24,641,771	$21,019,764
Interest-bearing deposits in other banks	3,666,164	537,891
Federal funds sold	7,031,000	20,122,000
Securities available for sale	38,962,062	40,352,775
Loans, net of allowance for loan losses of $4,518,877 in 2007 and $4,470,533 in 2006	411,443,680	416,061,150
Bank premises and equipment, net	7,414,422	7,584,089
Accrued interest receivable	1,610,104	1,802,379
Other assets	13,619,923	14,282,097

Total assets	$508,389,126	$521,762,145

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	78,524,392	85,495,160
Interest-bearing	325,002,102	330,576,258

Total deposits	403,526,494	416,071,418

Federal funds purchased	14,000,000	—
Federal Home Loan Bank advances	43,000,000	55,000,000
Dividends Payable	671,751
Company-obligated mandatorily redeemable capital securities	4,124,000	8,248,000
Other liabilities	3,275,493	3,730,778
Commitments and Contingencies	—	—

Total liabilities	468,597,738	483,050,196

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2007: 3,544,493 shares (includes nonvested shares of 31,190); 2006: 3,478,960 shares (includes nonvested shares of 31,829)	10,996,638	10,789,521
Retained earnings	29,727,349	28,962,409
Accumulated other comprehensive income (loss), net	(932,599)	(1,039,981)

Total shareholders’ equity	39,791,388	38,711,949

Total liabilities and shareholders’ equity	$508,389,126	$521,762,145

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Interest Income
Interest and fees on loans	$7,278,505	$6,423,438
Interest and dividends on securities available for sale:
Taxable interest income	372,005	417,837
Interest income exempt from federal income taxes	13,197	13,123
Dividends	50,497	47,148
Interest on federal funds sold	42,600	14,642
Interest on deposits in other banks	4,790	4,975

Total interest income	7,761,594	6,921,163

Interest Expense
Interest on deposits	2,418,627	1,571,098
Interest on federal funds purchased	86,843	37,800
Interest on Federal Home Loan Bank advances	524,948	487,812
Distribution on capital securities of subsidiary trusts	156,101	85,705

Total interest expense	3,186,519	2,182,415

Net interest income	4,575,075	4,738,748

Provision for loan losses	120,000	120,000

Net interest income after provision for loan losses	4,455,075	4,618,748

Other Income
Wealth management income	338,873	327,547
Service charges on deposit accounts	659,791	635,939
Other service charges, commissions and income	424,138	352,342
Gain on sale of property rights	—	250,000
Loss on sale of securities	—	(82,564)

Total other income	1,422,802	1,483,264

Other Expenses
Salaries and benefits	2,348,233	2,183,767
Net occupancy expense of premises	268,106	241,153
Furniture and equipment	287,600	331,719
Advertising expense	120,401	98,264
Consulting expense	239,942	289,526
Data Processing expense	299,681	271,686
Other operating expenses	625,216	688,976

Total other expenses	4,189,179	4,105,091

Income before income taxes	1,688,698	1,996,921

Income tax expense	516,218	599,309

Net Income	$1,172,480	$1,397,612

Earnings per Share, basic	$0.33	$0.40

Earnings per Share, assuming dilution	$0.33	$0.39

Dividends per Share	$0.190	$0.175

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2005	$10,794,700	$25,440,838	$(656,393)		$35,579,145
Comprehensive income:
Net income		1,397,612	—	$1,397,612	1,397,612
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $330,775	—	—	14,302	14,302	14,302

Total comprehensive income				1,411,914

Cash dividends ($ .175 per share)	—	(607,806)	—		(607,806)
SFAS No. 123(R) implementation adjustment	(67,238)	67,238	—
Amortization of unearned compensation, restricted stock awards	—	44,185	—		44,185
Issuance of common stock	5,027	34,528	—		39,555
Exercise of stock options	38,937	26,760	—		65,697

Balance, March 31, 2006	$10,771,426	$26,403,355	$(642,091)		$36,532,690

Balance, December 31, 2006	$10,789,521	$28,962,409	$(1,039,981)		$38,711,949
Comprehensive income:
Net income		1,172,480	—	$1,172,480	1,172,480
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $55,318	—	—	107,382	107,382	107,382

Total comprehensive income				1,279,862

Cash dividends ($.19 per share)	—	(671,751)	—		(671,751)
Acquisition of 2,435 shares of common stock	(7,622)	(54,505)	—		(62,127)
Amortization of unearned compensation, restricted stock awards	—	62,595	—		62,595
Issuance of common stock — nonvested shares (11,437 shares)	35,797	(35,797)	—		—
Exercise of stock options	178,942	291,917	—		470,859

Balance, March 31, 2007	$10,996,638	$29,727,348	$(932,599)		$39,791,388

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities
Net income	$1,172,480	$1,397,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,195	301,839
Provision for loan losses	120,000	120,000
Amortization (accretion) of security premiums, net	2,797	9,759
Amortization of unearned compensation	62,595	44,185
Changes in assets and liabilities:
Decrease in other assets	799,130	892,900
Decrease in other liabilities	(455,285)	(185,755)

Net cash provided by operating activities	1,960,912	2,580,540

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	—	3,024,745
Proceeds from maturities, calls and principal payments of securities available for sale	987,117	1,341,200
Purchase of securities available for sale	—	—
Proceeds from sale of premises and equipment	—	—
Purchase of premises and equipment	(89,527)	(181,212)
Proceeds from sale of other bank stock	563,500	—
Net decrease (increase) in loans	4,497,470	(16,154,839)

Net cash provided by (used in) investing activities	5,958,560	(11,970,106)

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(691,634)	(3,081,639)
Net (decrease) increase in certificates of deposit	(11,853,290)	8,634,797
Federal Home Loan Bank advances	25,000,000	—
Federal Home Loan Bank principal repayments	(37,000,000)	(8,000,000)
Purchase (repayment) of federal funds	14,000,000	(2,000,000)
Repayment of trust preferred securities	(4,124,000)	—
Cash dividends paid on common stock	—	(607,806)
Issuance of common stock	470,859	105,251
Acquisition of common stock	(62,127)	—

Net cash (used in) by financing activities	(14,260,192)	(4,949,397)

(Decrease) in cash and cash equivalents	(6,340,720)	(14,338,963)

Cash and Cash Equivalents
Beginning	41,679,655	27,738,715

Ending	$35,338,935	$13,399,752

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$2,436,421	$1,491,715

Income taxes	$—	$—

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net of tax effect	$107,382	$14,302

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. General
     The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiary, The Fauquier Bank (“the Bank”), and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2007 and December 31, 2006 and the results of operations for the three months ended March 31, 2007 and 2006. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results expected for the full year.
2. Securities
     The amortized cost of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	March 31, 2007

Obligations of U.S.
Government corporations and agencies	$28,536,677	$1,893	$(460,989)	$28,077,581
Obligations of states and political subdivisions	963,066	43,336	—	1,006,402
Corporate Bonds	6,000,000	27,500	(28,750)	5,998,750
Mutual Funds	282,439	—	(8,530)	273,909
FHLMC Preferred Bank Stock	441,000	29,000	—	470,000
Restricted investments:
Federal Home Loan Bank Stock	2,873,500	—	—	2,873,500
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$39,358,602	$101,729	$(498,269)	$38,962,062

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2006

Obligations of U.S.
Government corporations and agencies	$29,529,836	$2,029	$(599,698)	$28,932,167
Obligations of states and political subdivisions	962,814	48,740	—	1,011,554
Corporate Bonds	6,000,000	27,500	(42,500)	5,985,000
Mutual Funds	279,445	—	(9,311)	270,134
FHLMC Preferred Bank Stock	441,000	14,000	—	455,000
Restricted investments:
Federal Home Loan Bank Stock	3,437,000	—	—	3,437,000
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$40,912,015	$92,269	$(651,509)	$40,352,775

     The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2007
	Amortized	Fair
	Cost	Value

Due in one year or less	$764,789	$753,902
Due after one year through five years	14,719,954	14,526,583
Due after five years through ten years	5,028,626	4,957,992
Due after ten years	14,986,374	14,844,256
Equity securities	3,858,859	3,879,329

	$39,358,602	$38,962,062

     The following table shows the Company’s investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007 and December 31, 2006.

March 31, 2007	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$—	$—	$27,910,070	$(460,989)	$27,910,070	$(460,989)

Corporate Bonds	—	—	1,971,250	(28,750)	1,971,250	(28,750)
Subtotal, debt securities	—	—	29,881,320	(489,739)	29,881,320	(489,739)

Mutual Funds	—	—	273,909	(8,530)	273,909	(8,530)

Total temporary impaired securities	$—	$—	$30,155,229	$(498,269)	$30,155,229	$(498,269)

December 31, 2006	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$—	$—	$28,734,320	$(599,698)	$28,734,320	$(599,698)

Corporate Bonds	—	—	3,957,500	(42,500)	3,957,500	(42,500)

Subtotal, debt securities	—	—	32,691,820	(642,198)	32,691,820	(642,198)

Mutual Funds	—	—	279,445	(9,311)	279,445	(9,311)

Total temporary impaired securities	$—	$—	$32,971,265	$(651,509)	$32,971,265	$(651,509)

     The nature of securities which are temporarily impaired for a continuous 12 months or more can be segregated into three groups. The first group consists of Federal Agency bonds totaling $27.9 million with a temporary loss of approximately $461,000. The bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors, respectively. These bonds have estimated maturity dates of 21 months to 36 months. The Company has the ability to hold these bonds to maturity.
     The second group consists of corporate bonds, rated A2 by Moody’s, totaling $2 million with a temporary loss of approximately $28,750. These bonds have an estimated maturity of 27 years but can be called at par on the five year anniversary. If not called, the bonds reprice every three months at a fixed rate index above LIBOR. The Company has the ability to hold these bonds to maturity.
     The third group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of approximately $8,530. The fund is a relatively small portion of the portfolio and the Company plans to hold it indefinitely.
     The carrying value of securities pledged to secure deposits and for other purposes amounted to $15,937,763 and $15,553,330 at March 31, 2007 and December 31, 2006, respectively.

3. Loans
     A summary of the balances of loans follows:

	March 31,	December 31,
	2007	2006
	(Thousands)
Real estate loans:
Construction	$33,262	$33,662
Secured by farmland	1,369	1,365
Secured by 1 - to - 4 family residential	168,775	168,310
Other real estate loans	133,628	134,955
Commercial and industrial loans (not secured by real estate)	40,298	41,508
Consumer installment loans	30,472	31,952
All other loans	8,613	9,273

Total loans	$416,417	$421,025
Unearned income	(454)	(493)
Allowance for loan losses	(4,519)	(4,471)

Net loans	$411,444	$416,061

     Analysis of the allowance for loan losses follows:

	Three	Three	Twelve
	Months	Months	Months
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
Balance at beginning of period	$4,470,533	$4,238,143	$4,238,143
Provision for loan losses	120,000	120,000	360,000
Recoveries of loans previously charged-off	7,707	34,994	128,463
Loan losses charged-off	(79,362)	(73,582)	(256,073)

Balance at end of period	$4,518,878	$4,319,555	$4,470,533

     Nonperforming assets consist of the following:

	March 31,	December 31,
	2007	2006
	(Thousands)
Nonaccrual loans	$1,629	$1,634
Restructured loans	—	—

Total nonperforming loans	1,629	1,634
Foreclosed property	135	140

Total nonperforming assets	$1,764	$1,774

     Total loans past due 90 days and still accruing interest totaled $70,000 on March 31, 2007 and $1,000 on December 31, 2006.

4. Company-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts
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
     Total capital securities at March 31, 2007 were $4,124,000. The capital security and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.
     The purpose of the September 2006 issuance was to use the proceeds to redeem $4.0 million of capital securities previously issued on March 26, 2002. Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance is priced 190 basis points less than that of the March 2002 issuance; therefore the 2002 issuance was redeemed on March 26, 2007.
5. Earning per Share
     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

	Three Months		Three Months
	Ended		Ended
	March 31, 2007		March 31, 2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,522,550	$0.333	3,457,834	$0.404

Effect of dilutive securities, stock-based awards	72,603		112,386

	3,595,153	$0.326	3,570,220	$0.392

6. Stock-Based Compensation
     At March 31, 2007, the Company has a stock-based compensation plan. Effective January 1, 2006 the Company adopted the provisions of FASB Statement No. 123 (R), Share-Based Payment, which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income. The nonvested shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on one-third of the shares lapse on the anniversary of the date the restricted shares were awarded over the next three years. Compensation expense for nonvested shares amounted to $62,595 and $44,185 for the three months ended March 31, 2007 and 2006, respectively.

     The Company did not grant options during the three months ended March 31, 2007 and 2006, respectively.
     A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan (the “Plans”) is presented below:

	1st Qtr
	2007
		Weighted
		Average	Average
	Number of	Exercise	Intrinisic
	Shares	Price	Value (1)
Outstanding at January 1,	177,466	$9.50
Granted	—	—
Exercised	(57,170)	8.24
Forfeited	—	—

Outstanding at March 31,	120,296	$10.10	$1,792,407

Exercisable at end of quarter	120,296		$1,792,407
Weighted-average fair value per option of options granted during the year	$—

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value ( the amount by which the March 31, 2007 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the changes in the market value of the Company’s stock.
The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $970,008 and $240,888, respectively.
     A summary of the status of the Company’s nonvested shares is presented below:

	1st Qtr 2007
		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	(Per Share)
Nonvested at January 1,	31,829
Granted	10,798	$25.40
Vested	(11,437)
Forfeited	—

Nonvested at March 31,	31,190

     As of March 31, 2007, there was $492,303 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of three years.

7. Employee Benefit Plan
     The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three months ended March 31, 2007 and 2006.

	2007	2006
Service cost	$167,680	$173,127
Interest cost	100,343	93,997
Expected return on plan assets	(111,378)	(98,960)
Amortization of transition (asset)	1,942	(4,745)
Amortization of prior service cost	(4,745)	1,942
Recognized net actuarial loss	5,258	15,239

Net periodic benefit cost	$159,100	$180,600

     The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it contributed $1,634,468 to its pension plan in 2006. As of March 31, 2007, the pension plan requires no additional contributions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (“Federal Reserve”), the quality or composition of the Bank’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our plans to expand our branch network and increase our market share, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements in this report, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,544,493 shares of common stock, par value $3.13 per share, held by approximately 437 holders of record on March 31, 2007. The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased a property in Haymarket, Virginia, where it plans to build its ninth full-service branch office scheduled to open during the fourth quarter of 2007.
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
The Bank operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. Assets managed by WMS increased by $23.7 million to $308.0 million on March 31, 2007, or 8.3%, when compared with March 31, 2006, with revenue increasing from $0.33 million to $0.34 million or 3.5%, for the same respective first quarters of 2007 and 2006.
The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Bankers Investments Group, LLC, a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. Bankers Insurance consists of a consortium of 54 Virginia community bank owners; Bankers Investments Group is owned by 32 Virginia and Maryland community banks; and Bankers Title Shenandoah is owned by 11 Virginia community banks.

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
As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve. As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans.
As of March 31, 2007, the Company had total consolidated assets of $508.4 million, total loans net of allowance for loan losses of $411.4 million, total consolidated deposits of $403.5 million, and total consolidated shareholders’ equity of $39.8 million.
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
Net income for the quarter ended March 31, 2007 was $1.17 million, a 16.1% decrease from the net income of $1.40 million for the quarter ended March 31, 2006. The quarter to quarter decline in net income was primarily due the absence in 2007 of the one-time $250,000 pre-tax gain on the cancellation of a property usage contract experienced in the first quarter of 2006. In addition, net interest income declined $164,000 during the first quarter of 2007 compared to the same quarter one year earlier. Net loans and total deposits were $411.4 million and $403.5 million, respectively, at March 31, 2007, an increase of 3.6% and 1.6%, respectively, since March 31, 2006. WMS assets under management grew 8.3% from March 31, 2006 to March 31, 2007.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase during the remainder of 2007 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and a flat or inverted yield curve. Additionally, the Bank’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and to decrease if market interest rates fall, assuming no change in the shape of the interest rate yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. For the quarter ended March 31, 2007, demand deposits, NOW accounts, and savings deposits averaged 19%, 18%, and 8% of total average deposits, respectively, while the more interest-rate sensitive Premium money market accounts, money market accounts, and certificates of deposit averaged 15%, 7% and 33% of total average deposits, respectively.
The Bank continues to have strong credit quality as evidenced by nonperforming assets totaling $1.76 million or 0.42% of total loans at March 31, 2007, as compared with $1.75 million, or 0.42% of total loans at December 31, 2006, and $1.24 million or 0.31% at March 31, 2006. The provision for loan losses was $120,000 for the first quarter of 2007 compared with $120,000 for the first quarter of 2006. Loan chargeoffs, net of recoveries, totaled $72,000, or 0.02% of total loans for the first quarter of 2007, compared with $39,000 or 0.01% of total loans for the first quarter of 2006. The provision for loan losses for the first quarter 2007 was largely in response to the increase in nonperforming loans over 2006 and the first quarter of 2007, as well as the growth in new loan originations during the last twelve months.
Management seeks to continue the expansion of its branch network. The Bank looks to add to its branch network in western Prince William County beyond the addition of a retail branch office in Haymarket during the fourth quarter of 2007. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its current marketplace.

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
NET INCOME. Net income for the three months ended March 31, 2007 was $1.17 million or $0.33 per diluted share compared with $1.40 million or $0.39 per diluted share for the three months ended March 31, 2006. The decline in net income of 16.1% for the first quarter of 2007 versus the first quarter of 2006 was due primarily to the inclusion of a $250,000 pre-tax gain in the first quarter of 2006 resulting from the cancellation of a property usage contract. In addition, there was a $164,000 decrease in net interest income in the first quarter of 2007 versus the first quarter of 2006.
NET INTEREST INCOME. Net interest income decreased $164,000 or 3.5% to $4.58 million for the three months ended March 31, 2007 compared with $4.74 million for the three months ended March 31, 2006. The decrease in net interest income resulted from the decrease in the net interest margin. Computed on a tax equivalent basis, the net interest margin for the March 2007 quarter was 3.95%, compared with 4.36% for the same quarter one year earlier. The primary reasons for the decrease in the net interest margin are the impact of the inversion of yield curve from July 2006 through March 2007, coupled with competitive pressures on the pricing of interest-earning assets and interest-bearing liabilities. In an inverted yield curve, the interest rates on shorter-term debt instruments exceed the interest rates on longer-term debt instruments. The impact of the declining net interest margin was partially offset by a 6.2% increase in total average earning assets from $438.7 million during the first quarter of 2006 to $465.8 million for the first quarter of 2007.
The yield on average interest-earning assets was 6.72% for the March 2007 quarter compared with 6.37% for the March 2006 quarter. Total interest income increased $840,000 or 12.1% to $7.76 million for the three months ended March 31, 2007, compared with $6.92 million for the three months ended March 31, 2006, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities decreased $42,000 or 8.9%. Investment securities averaged $39.3 million for the first quarter of 2007 compared with $46.8 million for the same quarter one year earlier. The yield on investment securities was 4.50% on a tax equivalent basis for the first quarter of 2007, compared with 4.14% for the first quarter of 2006. Interest and fees on loans increased $855,000 or 13.3% to $7.28 million for the March 2007 quarter compared with the same quarter one year earlier. Average loans outstanding totaled $421.3 million and earned 6.96% on a tax-equivalent basis for the quarter ended March 31, 2007, compared with $390.0 million and 6.65%, respectively, for the quarter ended March 31, 2006.
Total interest expense increased $1.00 million or 46.0% to $3.19 million for the three months ended March 31, 2007 from $2.18 million for the three months ended March 31, 2006. Average interest-bearing liabilities grew 9.6% to $381.5 million for the first quarter of 2007 compared with $348.1 million for the first quarter of 2006, while the average cost on interest-bearing liabilities increased to 3.38% from 2.53% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rates, as well as significantly increased balances in higher cost funding sources such as the premium interest rate money market account, time deposits, and subsidiary trust capital securities . The average balance for the premium interest rate money market account was $58.1 million with an average cost of 4.03% for the three months ended March 31, 2007 compared with $40.6 million with an average cost of 3.90% for the three months ended March 31, 2006. Average time deposit balances for the first quarter of 2007 were $134.3 million at an average cost of 4.55%, compared with $105.2 million at an average cost of 3.47% for the same quarter one year earlier. Interest-bearing NOW account deposits averaged $70.6 million at an average cost of 1.15% for the March 2007 quarter, compared with $74.3 million at an average cost of 0.61% for the March 2006 quarter. Other interest-bearing money market deposits averaged $28.6 million at an average cost of 1.45% for the quarter ended March 31, 2007, compared with $41.0 million at an average cost of 1.38% for the same quarter one year earlier. Savings account deposits averaged $34.2 million at an average cost of 0.41% for the March 2007 quarter, compared with $38.0 million at an average cost of 0.32% for the March 2006 quarter. Average FHLB of Atlanta advances were $41.3 million at an average cost of 5.08% for the first quarter of 2007, and $41.5 million at an average cost of 4.71% one year earlier. Capital securities of the subsidiary trust averaged $8.2 million at an average cost of 7.66% for the March 2007 quarter, compared with $4.1 million at an average cost of 8.31% for the March 2006 quarter.

The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three-month periods ended March 31, 2007 and 2006. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$411,798	$7,185	6.99%	$381,641	$6,324	6.64%
Tax-exempt (1)	7,849	141	7.18%	7,666	150	7.82%
Nonaccrual	1,634	—		720	—

Total Loans	421,281	7,326	6.96%	390,027	6,474	6.65%

Securities
Taxable	38,285	423	4.41%	45,788	465	4.06%
Tax-exempt (1)	1,009	20	7.93%	1,021	20	7.79%

Total securities	39,294	443	4.50%	46,809	485	4.14%

Deposits in banks	1,888	5	1.01%	734	5	2.71%
Federal funds sold	3,329	43	5.12%	1,176	15	4.98%

Total earning assets	465,792	7,817	6.72%	438,746	6,979	6.37%

Less: Reserve for loan losses	(4,488)			(4,302)
Cash and due from banks	14,377			18,203
Bank premises and equipment, net	7,518			8,260
Other assets	15,726			15,347

Total Assets	$498,925			$476,254

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$74,309			$88,880
Interest-bearing deposits
NOW accounts	70,559	201	1.15%	74,321	112	0.61%
Money market accounts	28,646	102	1.45%	40,968	140	1.38%
Premium money market accounts	58,062	576	4.03%	40,562	390	3.90%
Savings accounts	34,212	34	0.41%	38,045	30	0.32%
Time deposits	134,258	1,506	4.55%	105,166	899	3.47%

Total interest-bearing deposits	325,737	2,419	3.01%	299,062	1,571	2.13%

Federal funds purchased	6,276	87	5.61%	3,419	38	4.48%
Federal Home Loan Bank advances	41,322	525	5.08%	41,456	487	4.71%
Company-obligated mandatorily redeemable capital securities	8,156	156	7.66%	4,124	86	8.31%

Total interest-bearing liabilities	381,491	3,187	3.38%	348,061	2,182	2.53%

Other liabilities	3,541			2,616
Shareholders’ equity	39,584			36,697

Total Liabilities & Shareholders’ Equity	$498,925			$476,254

Net interest spread		$4,630	3.34%		$4,797	3.84%

Interest expense as a percent of average earning assets			2.77%			2.01%
Net interest margin			3.95%			4.36%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the three-month periods ended March 31, 2007 and 2006. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Three Months Ended March 31, 2007 Compared to
	Three Months Ended March 31, 2006
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$861	$464	$397
Loans; tax-exempt (1)	(9)	4	(13)
Securities; taxable	(42)	(73)	31
Securities; tax-exempt (1)	—	—	—
Deposits in banks	—	8	(8)
Federal funds sold	28	27	1

Total Interest Income	838	430	408

INTEREST EXPENSE
NOW accounts	89	(6)	95
Money market accounts	(38)	(42)	4
Premium money market accounts	186	168	18
Savings accounts	4	(3)	7
Time deposits	606	249	358
Federal funds purchased	49	32	17
Federal Home Loan Bank advances	37	(2)	40
Company-obligated manditorily redeemable capital securities	70	84	(14)

Total Interest Expense	1,005	480	525

Net Interest Income	$(167)	$(50)	$(117)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
The monitoring and management of net interest income is the responsibility of the Bank’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of the Bank’s senior management.
PROVISION FOR LOAN LOSSES. The provision for loan losses was $120,000 for both the three months ended March 31, 2007 and 2006. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.
TOTAL OTHER INCOME. Total other income decreased by $60,000 or 4.1% from $1.48 million for the three months ended March 31, 2006 to $1.42 million for the three months ended March 31, 2007 due to a one-time $250,000 pre-tax gain resulting from the cancellation of a property usage contract during the first quarter of 2006. The $250,000 gain was partially offset by an $83,000 loss on the sale of securities also during the first quarter of 2006. Wealth management income increased $11,000 to $339,000 for the March 2007 quarter compared with $328,000 for the same quarter one year earlier. Management seeks to increase the level of its future fee income from WMS through the increase of its market share within the Company’s marketplace. WMS fees are projected to show moderate growth during the remainder of 2007 and through 2008. Service charges on deposit accounts increased $24,000, or 3.8% to $660,000 for the quarter ended March 31, 2007, compared with $636,000 for the same quarter one year earlier. Income on other service charges, commission and fees increased $72,000 or 20.4% to $424,000 for the quarter ended March 31, 2007 compared with $352,000 one year earlier primarily due to income from its ownership interest in Bankers Insurance, as well as increased income from VISA check card fees. During the first quarter of 2006, the Bank entered into an agreement cancelling a property usage contract, as mentioned above, for which the Bank received a one-time payment of $250,000, or approximately $165,000 net of applicable income taxes. Additionally, during the first quarter of 2006, the Bank sold $2.95 million of lower yielding investment securities at a loss of $83,000 and utilized the proceeds from the sale to retire high cost borrowed funds.
TOTAL OTHER EXPENSES. Total other expenses increased 2.0% or $84,000 to $4.19 million for the three months ended March 31, 2007, compared with $4.11 million for the three months ended March 31, 2006. Salary and benefits expenses increased $164,000, or 7.5% from the March 2006 quarter to the March 2007 quarter. Annual salary and promotion increases were the primary cause for the growth in salary and benefits expense. Net occupancy expenses increased $27,000 or 11.2% from the March 2006 quarter to the March 2007 quarter primarily reflecting increases in snow and ice removal. Furniture and equipment expenses decreased $44,000 or 13.3% over the same time period, primarily reflecting the decrease in computer hardware and software depreciation. Other operating expenses decreased $63,000 or 4.7%, primarily reflecting decreases in professional fees and loan production expenses.
Management expects the costs associated with Sarbanes-Oxley compliance to increase during the remainder of 2007 in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls. The Company projects that the aggregate market value of its common stock held by non-affiliates may reach the $75 million threshold as of June 30, 2007, and that it will therefore be required to comply with Section 404 for the year ending December 31, 2007. The Bank expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to provide. The Bank projects to increase staff from its March 31, 2007 level of 148 full-time equivalent personnel by approximately 13 additional full-time equivalent personnel during the remainder of 2007 at an approximate additional salary and benefits cost of $200,000.
COMPARISON OF MARCH 31, 2007 AND DECEMBER 31, 2006 FINANCIAL CONDITION
Assets totaled $508.4 million at March 31, 2007, a decrease of 2.6% or $13.4 million from $521.8 million at December 31, 2006. Balance sheet categories reflecting significant changes include loans, deposits, FHLB of Atlanta advances, and company-obligated mandatorily redeemable capital securities. Each of these categories is discussed below.
LOANS. Net loans were $411.4 million at March 31, 2007, which is a decrease of $4.6 million or 1.1% from $416.1 million at December 31, 2006. The decline in total loans is primarily attributable to the decreases of $1.5 million in consumer loans, $1.3 million in commercial real estate loans, and $1.2 million in commercial and industrial loans. The Bank’s loans are made primarily to customers located within the Bank’s primary market area.
DEPOSITS. At March 31, 2007, total deposits were $403.5 million, reflecting a decrease of $12.5 million or 3.0% from $416.1 million at December 31, 2006. The decline was attributable to a decline in noninterest-bearing deposits of $7.0 million and a $5.6 million decline in interest-bearing deposits. During the first quarter of 2007, the Bank decreased its usage of brokered deposits by $13.0 million from $20.2 million to $7.2 million at March 31, 2007. The Bank expects to increase its deposits during the remainder of 2007 and beyond through the offering of a wide array of value-added checking products, and selective rate premiums on interest-bearing time deposits.

FEDERAL HOME LOAN ADVANCES. FHLB of Atlanta advances were $43.0 million at March 31, 2007, compared with $55.0 million at December 31, 2006. The $12.0 million decrease was offset by $14.0 million of overnight federal funds purchased on March 31, 2007.
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST (“capital securities”). Capital securities declined by $4.1 million from $8.2 million on December 31, 2006 to $4.1 million on March 31, 2007.
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
On September 21, 2006, the Company’s second subsidiary trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. Both the capital securities and the subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis. The purpose of the September 2006 issuance was to use the proceeds to redeem on March 26, 2007 the existing capital securities issued on March 26, 2002. Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance is priced 190 basis points less than that of the March 2002 issuance, and the repayment of the March 2002 issuance on March 26, 2007 reduced the interest expense associated with the distribution on capital securities of subsidiary trust by $76,000 annually.
ASSET QUALITY
Non-performing assets, in most cases, consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as loans that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency. Nonperforming assets totaled $1.76 million or 0.42% of total loans at March 31, 2007, as compared with $1.75 million, or 0.42% of total loans at December 31, 2006, and $1.24 million, or 0.31% of total loans at March 31, 2006.
The provision for loan losses was $120,000 for the first three months of 2007 compared with $120,000 for the first three months of 2006.
Loans that are 90 days past due and accruing interest totaled $70,000 and $1,000 at March 31, 2007 and December 31, 2006, respectively. No loss is anticipated on these loans based on the value of the underlying collateral and other factors. There are no loans, other than those disclosed above as either nonperforming or impaired, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired if such interest-bearing assets were loans. The largest concentration of loans to borrowers engaged in similar activities is $16.5 million for hotel/motel/inn loans, which represents 4.0% of total loans. No other concentration exceeds $12.4 million or 3.0% of total loans.
CONTRACTUAL OBLIGATIONS
As of March 31, 2007, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2007, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

CAPITAL RESOURCES
Total shareholders’ equity was $39.8 million at March 31, 2007 compared to $38.7 million at December 31, 2006, an increase of $1.1 million, or 2.8%. Retained earnings increased by $765,000 or 2.6% from December 31, 2006 to March 31, 2007. The change in the accumulated other comprehensive loss component of shareholders’ equity from December 31, 2006 to March 31, 2007 increased shareholders’ equity by $107,000. Included in the accumulated other comprehensive loss component of shareholders’ equity for both December 31, 2006 and March 31, 2007 is the implementation of SFAS No. 158 regarding the Bank’s defined benefit retirement plan, which increased the loss by $671,000 net of tax benefit at both dates.
There were 2,435 shares repurchased of the Company’s common stock during the first three months of 2007 at an average price of $25.51 per share for a total cost of $63,000. The Company’s newly issued 57,170 shares of common stock at an average price of $8.24 in connection with stock option exercises under the Company’s stock option plans during the first three months of 2007 for a total addition to shareholders’ equity of $471,000.
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
Under these guidelines, the $4.0 million at March 31, 2007 and $8.0 million at December 31, 2006 of capital securities issued by the Company’s subsidiary trusts are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. At both March 31, 2007 and December 31, 2006, the Company and the Bank exceed their minimum regulatory capital ratios. The following table sets forth the regulatory capital ratio calculations for the Company:
REGULATORY CAPITAL RATIOS
(In Thousands)

	March 31, 2007	December 31, 2006
Tier 1 Capital:
Shareholders’ Equity	$39,791	$38,712
Plus: Unrealized loss on securities available for sale	933	1,036
Less: Intangible assets, net	(40)	(6)
Plus: Company-obligated mandatorily redeemable capital securities	4,000	8,000

Total Tier 1 Capital	44,684	47,742

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,519	4,471

Total Capital	$49,203	$52,213

Risk Weighted Assets:	$393,213	$404,603

Regulatory Capital Ratios:
Leverage Ratio	8.96%	9.50%
Tier 1 to Risk Weighted Assets	11.36%	11.80%
Total Capital to Risk Weighted Assets	12.51%	12.90%

LIQUIDITY
The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank’s commitments to make loans and management’s assessment of the Bank’s ability to generate funds. Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $35.3 million at March 31, 2007 compared with $41.7 million at December 31, 2006. These assets provide the primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $19.9 million is unpledged and readily salable. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $136.9 million at March 31, 2007 to provide additional sources of liquidity, as well as federal funds borrowing lines of credit with the Federal Reserve and various commercial banks totaling approximately $52.2 million. At March 31, 2006, $43.0 million of the FHLB of Atlanta line of credit and $14.0 million of federal funds borrowing lines of credit were in use. Capital expenditures for the building of the Haymarket branch are estimated to be $1.6 million to be paid over an estimated nine month period beginning in the fourth quarter of 2007.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2007 and December 31, 2006. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.
LIQUIDITY SOURCES AND USES
(In Thousands)

	March 31, 2007			December 31, 2006
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$52,152	$14,000	$38,152	$51,901	$—	$51,901
Federal Home Loan Bank advances	136,944	43,000	93,944	139,194	55,000	84,194
Federal funds sold			7,987			20,122
Securities, available for sale and unpledged at fair value			19,889			21,070

Total short-term funding sources	$189,096	$57,000	$159,972	$191,095	$55,000	$177,287

Uses:
Unfunded loan commitments and lending lines of credit			$56,419			$50,801
Letters of credit			8,485			8,679

Total potential short-term funding uses			$64,904			$59,480

Ratio of short-term funding sources to potential short-term funding uses			246.5%			298.1%
Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Bank’s internal sources of such liquidity are deposits, loan and investment repayments, and securities available for sale. The Bank’s primary external sources of liquidity are advances from the FHLB of Atlanta and federal funds borrowing lines of credit.

IMPACT OF INFLATION AND CHANGING PRICES
The consolidated financial statements and the accompanying notes presented elsewhere in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of the Company and the Bank are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on our performance than inflation does. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
RECENT ACCOUNTING PRONOUNCEMENTS
For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject that, in the opinion of management, may materially impact the financial condition of either company.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of
	Total	Average	Shares Purchased	Maximum Number
	Number of	Price	as Part of Publicly	of Shares that May
	Shares	Paid per	Announced Plan	Yet Be Purchased
	Purchased	Share	(1)	Under the Plan (1)
January 1 – 31, 2007	—	—	—	208,738
February 1 – 28, 2007	1,400	$25.46	1,400	207,338
March 1 – 31, 2007	1,035	$25.59	1,035	206,303

Total	2,435	$25.51	2,435

(1)	In September 1998, the Company announced an open market buyback program for its common stock. Initially, the plan authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Annually, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On January 18, 2007, the Board authorized the Company to repurchase up to 208,738 shares (6% of the shares of common stock outstanding on January 1, 2007) beginning January 1, 2007 and continuing until the next Board reset.
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
10.14.1	First Amendment, dated March 26, 2007, to Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.14.1 to Form 10-K filed April 2, 2007

10.20	Consulting Agreement, dated April 19, 2007 between The Fauquier Bank and C.H. Lawrence, Jr.

10.21	Employment Agreement, dated April 2, 2007, between Fauquier Bankshares, Inc., The Fauquier Bank and Gregory D. Frederick, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed April 4, 2007

11	Refer to Part I, Item 1, Note 5 to the Consolidated Financial Statements

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FAUQUIER BANKSHARES, INC.
(Registrant)
/s/ Randy K. Ferrell
Randy K. Ferrell
President and Chief Executive Officer
(principal executive officer)
Dated: May 11, 2007
/s/ Eric P. Graap
Eric P. Graap
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 11, 2007