Form 10-Q
period 2007-06-30
FAUQUIER BANKSHARES INC
filed 2007-08-13
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No.: 000-25805
Fauquier Bankshares, Inc.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1288193 (I.R.S. Employer Identification No.)

10 Courthouse Square, Warrenton, Virginia (Address of principal executive offices)	20186 (Zip Code)
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
Yes ☑ No☐
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
Yes ☐ No☑
The registrant had 3,548,258 shares of common stock outstanding as of August 10, 2007, the latest practicable date for determination.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	June 30,	December 31,
	2007	2006

Assets
Cash and due from banks	$13,359,554	$21,019,764
Interest-bearing deposits in other banks	538,881	537,891
Federal funds sold	5,244,000	20,122,000
Securities available for sale	38,270,457	40,352,775
Loans, net of allowance for loan losses of $4,407,421 in 2007 and $4,470,533 in 2006	405,209,309	416,061,150
Bank premises and equipment, net	7,411,444	7,584,089
Accrued interest receivable	1,656,809	1,802,379
Other assets	14,337,960	14,282,097

Total assets	$486,028,414	$521,762,145

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	78,031,178	85,495,160
Interest-bearing	332,119,816	330,576,258

Total deposits	410,150,994	416,071,418

Federal funds purchased	—	—
Federal Home Loan Bank advances	28,000,000	55,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	8,248,000
Other liabilities	3,523,498	3,730,778
Commitments and contingencies	—	—

Total liabilities	445,798,492	483,050,196

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2007: 3,545,138 shares (includes nonvested shares of 31,190); 2006: 3,478,960 shares (includes nonvested shares of 31,829)	10,998,657	10,789,521
Retained earnings	30,285,643	28,962,409
Accumulated other comprehensive income (loss), net	(1,054,378)	(1,039,981)

Total shareholders’ equity	40,229,922	38,711,949

Total liabilities and shareholders’ equity	$486,028,414	$521,762,145

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2007 and 2006

	2007	2006
Interest Income
Interest and fees on loans	$7,233,485	$6,905,346
Interest and dividends on securities available for sale:
Taxable interest income	363,447	395,485
Interest income exempt from federal income taxes	16,291	13,129
Dividends	92,907	74,847
Interest on federal funds sold	23,951	2,763
Interest on deposits in other banks	15,872	6,303

Total interest income	7,745,953	7,397,873

Interest Expense
Interest on deposits	2,542,648	1,846,576
Interest on federal funds purchased	51,602	166,650
Interest on Federal Home Loan Bank advances	378,656	394,625
Distribution on capital securities of subsidiary trusts	71,341	87,018

Total interest expense	3,044,247	2,494,869

Net interest income	4,701,706	4,903,004

Provision for loan losses	120,000	180,000

Net interest income after provision for loan losses	4,581,706	4,723,004

Other Income
Wealth management income	354,685	336,334
Service charges on deposit accounts	717,525	723,513
Other service charges, commissions and income	440,859	373,063

Total other income	1,513,069	1,432,910

Other Expenses
Salaries and benefits	2,313,208	2,321,056
Net occupancy expense of premises	265,177	262,648
Furniture and equipment	296,109	347,787
Advertising expense	161,692	166,569
Consulting expense	193,948	233,265
Data processing expense	312,860	281,827
Other operating expenses	722,055	702,255

Total other expenses	4,265,049	4,315,407

Income before income taxes	1,829,726	1,840,507

Income tax expense	550,295	552,695

Net Income	$1,279,431	$1,287,812

Earnings per Share, basic	$0.36	$0.37

Earnings per Share, assuming dilution	$0.36	$0.36

Dividends per Share	$0.200	$0.190

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
Interest Income
Interest and fees on loans	$14,511,990	$13,328,784
Interest and dividends on securities available for sale:
Taxable interest income	735,452	813,322
Interest income exempt from federal income taxes	29,488	26,252
Dividends	143,404	121,995
Interest on federal funds sold	66,551	17,405
Interest on deposits in other banks	20,662	11,278

Total interest income	15,507,547	14,319,036

Interest Expense
Interest on deposits	4,961,275	3,417,674
Interest on federal funds purchased	138,445	204,450
Interest on Federal Home Loan Bank advances	903,604	882,437
Distribution on capital securities of subsidiary trusts	227,442	172,723

Total interest expense	6,230,766	4,677,284

Net interest income	9,276,781	9,641,752

Provision for loan losses	240,000	300,000

Net interest income after provision for loan losses	9,036,781	9,341,752

Other Income
Wealth management income	693,558	663,881
Service charges on deposit accounts	1,377,316	1,359,452
Other service charges, commissions and income	864,997	725,405
Gain on cancellation of property rights	—	250,000
Loss on sale of securities	—	(82,564)

Total other income	2,935,871	2,916,174

Other Expenses
Salaries and benefits	4,661,441	4,504,823
Net occupancy expense of premises	533,283	503,801
Furniture and equipment	583,709	679,506
Advertising expense	282,093	264,833
Consulting expense	433,890	527,260
Data processing expense	612,541	553,513
Other operating expenses	1,347,271	1,386,762

Total other expenses	8,454,228	8,420,498

Income before income taxes	3,518,424	3,837,428

Income tax expense	1,066,513	1,152,004

Net Income	$2,451,911	$2,685,424

Earnings per Share, basic	$0.70	$0.77

Earnings per Share, assuming dilution	$0.69	$0.75

Dividends per Share	$0.390	$0.365

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2005	$10,794,700	$25,440,838	$(656,393)		$35,579,145
Comprehensive income:
Net income		2,685,424	—	$2,685,424	2,685,424
Other comprehensive income (loss) net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $120,771	—	—	(234,437)		—
Add: reclassification adjustment, net of tax of $28,072			54,492

Other comprehensive income (loss) net of tax:			(179,945)	(179,945)

Total comprehensive income				2,505,479

Cash dividends ($.365 per share)	—	(1,268,073)	—		(1,268,073)
SFAS No. 123(R) implementation adjustment	(67,238)	67,238	—
Amortization of unearned compensation, restricted stock awards	—	102,879	—		102,879
Issuance of common stock	10,993	75,688	—		86,681
Exercise of stock options	38,937	26,760	—		65,697

Balance, June 30, 2006	$10,777,392	$27,130,754	$(836,338)		$37,251,753

Balance, December 31, 2006	$10,789,521	$28,962,409	$(1,039,981)		$38,711,949
Comprehensive income:
Net income		2,451,911	—	$2,451,911	2,451,911
Other comprehensive income (loss) net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $7,418	—	—	(14,397)	(14,397)	(14,397)

Total comprehensive income				2,437,514

Cash dividends ($.39 per share)	—	(1,380,939)	—		(1,380,939)
Acquisition of 8,270 shares of common stock	(25,886)	(180,955)	—		(206,841)
Amortization of unearned compensation, restricted stock awards	—	127,140	—		127,140
Issuance of common stock — nonvested shares (11,437 shares)	35,797	(35,797)	—		—
Exercise of stock options	199,224	341,874	—		541,098

Balance, June 30, 2007	$10,998,656	$30,285,643	$(1,054,378)		$40,229,922

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities
Net income	$2,451,911	$2,685,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518,956	604,154
Provision for loan losses	240,000	300,000
Amortization (accretion) of security premiums, net	(2,798)	14,830
Amortization of unearned compensation	127,140	102,879
Changes in assets and liabilities:
Decrease in other assets	97,126	622,964
Decrease in other liabilities	(207,280)	(107,939)

Net cash provided by operating activities	3,225,055	4,222,312

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	—	3,024,745
Proceeds from maturities, calls and principal payments of securities available for sale	1,997,343	2,150,247
Purchase of securities available for sale	(1,093,743)	—
Proceeds from sale of premises and equipment	—	—
Purchase of premises and equipment	(346,311)	(316,954)
Proceeds from sale of other bank stock	1,159,700	391,100
Net decrease (increase) in loans	10,611,841	(31,888,840)

Net cash provided by (used in) investing activities	12,328,830	(26,639,702)

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	9,571,507	(15,411,318)
Net (decrease) increase in certificates of deposit	(15,491,931)	27,059,281
Federal Home Loan Bank advances	25,000,000	—
Federal Home Loan Bank principal repayments	(52,000,000)	(11,000,000)
Purchase of federal funds	—	12,000,000
Repayment of trust preferred securities	(4,124,000)	—
Cash dividends paid on common stock	(1,380,939)	(1,268,073)
Issuance of common stock	541,098	152,376
Acquisition of common stock	(206,841)	—

Net cash provided by (used in) financing activities	(38,091,106)	11,532,266

(Decrease) in cash and cash equivalents	(22,537,221)	(10,885,124)

Cash and Cash Equivalents
Beginning	41,679,655	27,738,715

Ending	$19,142,434	$16,853,591

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$5,017,141	$3,251,617

Income taxes	$720,000	$808,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net of tax effect	$(14,397)	$272,644

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.	General
     The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiary, The Fauquier Bank (“the Bank”), and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2007 and December 31, 2006 and the results of operations for the three and six months ended June 30, 2007 and 2006. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results expected for the full year.
2.	Securities
     The amortized cost of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	June 30, 2007

Obligations of U.S. Government corporations and agencies	$27,529,304	$1,175	$(588,536)	$26,941,943
Obligations of states and political subdivisions	2,056,557	36,142	(35,055)	2,057,644
Corporate Bonds	6,000,000	50,000	(21,250)	6,028,750
Mutual Funds	285,431		(13,531)	271,900
FHLMC Preferred Bank Stock	441,000		(10,000)	431,000
Restricted investments:
Federal Home Loan Bank Stock	2,277,300	—	—	2,277,300
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$38,851,512	$87,317	$(668,372)	$38,270,457

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	December 31, 2006

Obligations of U.S. Government corporations and agencies	$29,529,836	$2,029	$(599,698)	$28,932,167
Obligations of states and political subdivisions	962,814	48,740	—	1,011,554
Corporate Bonds	6,000,000	27,500	(42,500)	5,985,000
Mutual Funds	279,445	—	(9,311)	270,134
FHLMC Preferred Bank Stock	441,000	14,000	—	455,000
Restricted investments:
Federal Home Loan Bank Stock	3,437,000	—	—	3,437,000
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$40,912,015	$92,269	$(651,509)	$40,352,775

     The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2007
	Amortized	Fair
	Cost	Value
Due in one year or less	$11,752,532	$11,572,212
Due after one year through five years	22,633,240	22,295,017
Due after five years through ten years	517,960	502,458
Due after ten years	682,129	658,650
Equity securities	3,265,651	3,242,120

	$38,851,512	$38,270,457

     The following table shows the Company’s investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 and December 31, 2006.

June 30, 2007	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$4,032	$(2)	$26,803,622	$(588,534)	$26,807,654	$(588,536)

Corporate Bonds	—	—	1,978,750	(21,250)	1,978,750	(21,250)

Obligations of states and political subdivisions	1,058,015	(35,055)	—	—	1,058,015	(35,055)

Subtotal, debt securities	1,062,047	(35,057)	28,782,372	(609,784)	29,844,419	(644,841)

Mutual Funds	—	—	271,900	(13,531)	271,900	(13,531)

FHLMC Preferred Bank Stock	441,000	(10,000)			441,000	(10,000)

Total temporary impaired securities	$1,503,047	$(45,057)	$29,054,272	$(623,315)	$30,557,319	$(668,372)

December 31, 2006	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$—	$—	$28,734,320	$(599,698)	$28,734,320	$(599,698)

Corporate Bonds	—	—	3,957,500	(42,500)	3,957,500	(42,500)

Mutual Funds	—	—	279,445	(9,311)	279,445	(9,311)

Total temporary impaired securities	$—	$—	$32,971,265	$(651,509)	$32,971,265	$(651,509)

     The nature of securities which are temporarily impaired for a continuous 12 months or more can be segregated into three groups. The first group consists of Federal Agency bonds totaling $26.8 million with a temporary loss of $588,536. The bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors, respectively. These bonds have estimated maturity dates of 18 months to 33 months. The Company has the ability to hold these bonds to maturity.

     The second group consists of corporate bonds, rated A2 by Moody’s, totaling $2.0 million with a temporary loss of $21,250. These bonds have an estimated maturity of 27 years but can be called at par on their five year anniversary. If not called, the bonds reprice every three months at a fixed rate index above LIBOR. The Company has the ability to hold these bonds to maturity.
     The third group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of $13,531. The fund is a relatively small portion of the portfolio and the Company plans to hold it indefinitely.
     The carrying value of securities pledged to secure deposits and for other purposes amounted to $15,452,563 and $15,533,390 at June 30, 2007 and December 31, 2006, respectively.
3. Loans
     A summary of the balances of loans follows:

	June 30,	December 31,
	2007	2006
	(Thousands)
Real estate loans:
Construction	$33,696	$33,662
Secured by farmland	1,372	1,365
Secured by 1-to-4 family residential	171,163	168,310
Other real estate loans	127,189	134,955
Commercial and industrial loans (not secured by real estate)	39,867	41,508
Consumer installment loans	28,217	31,952
All other loans	8,495	9,273

Total loans	$409,999	$421,025
Unearned income	(382)	(493)
Allowance for loan losses	(4,407)	(4,471)

Net loans	$405,210	$416,061

     Analysis of the allowance for loan losses follows:

	Six	Six	Twelve
	Months	Months	Months
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2007	2006	2006
Balance at beginning of period	$4,470,533	$4,238,143	$4,238,143
Provision for loan losses	240,000	300,000	360,000
Recoveries of loans previously charged-off	21,542	48,347	128,463
Loan losses charged-off	(324,654)	(128,520)	(256,073)

Balance at end of period	$4,407,421	$4,457,970	$4,470,533

     Nonperforming assets consist of the following:

	June 30,	December 31,
	2007	2006
	(Thousands)
Nonaccrual loans	$724	$1,608
Restructured loans	—	—

Total nonperforming loans	724	1,608
Foreclosed property	284	140

Total nonperforming assets	$1,008	$1,748

     Total loans past due 90 days and still accruing interest totaled $1,000 on June 30, 2007 and December 31, 2006.

4. Company-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts
     On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital securities resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.
     Total capital securities at June 30, 2007 were $4,124,000. The capital securies and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.
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

	Three Months		Three Months
	Ended		Ended
	June 30, 2007		June 30, 2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic earnings per share	3,515,669	$0.36	3,475,064	$0.37

Effect of dilutive securities, stock-based awards	71,979		112,986

	3,587,648	$0.36	3,588,050	$0.36

	Six Months		Six Months
	Ended		Ended
	June 30, 2007		June 30, 2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic earnings per share	3,503,359	$0.70	3,466,540	$0.77

Effect of dilutive securities, stock-based awards	72,694		112,686

	3,576,053	$0.69	3,579,226	$0.75

6. Stock-Based Compensation
     At June 30, 2007, the Company has a stock-based compensation plan. Effective January 1, 2006 the Company adopted the provisions of FASB Statement No. 123 (R), “Share-Based Payment,” which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income.
The nonvested shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on one-third of the shares lapse on the anniversary of the date the restricted shares were awarded over the next three years. Compensation expense for nonvested shares amounted to $64,545 and $58,694 for the three months ended June 30, 2007 and 2006, respectively.
Compensation expense for nonvested shares amounted to $127,140 and $102,879 for the six months ended June 30, 2007 and 2006, respectively.
     The Company did not grant options during the six months ended June 30, 2007 and 2006.
     A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan (the “Plans”) is presented below:

	Six Months Ended
	June 30, 2007
		Weighted
		Average	Average
	Number of	Exercise	Intrinsic
	Shares	Price	Value (1)

Outstanding at January 1,	177,466	$9.50
Granted	—	—
Exercised	(63,650)	8.50
Forfeited	—	—

Outstanding at June 30,	113,816	$10.06	$1,695,858

Exercisable at end of quarter	113,816		$1,695,858

Weighted-average fair value per option of options granted during the year	$—

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the June 30, 2007 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the changes in the market value of the Company’s stock.
The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $1,065,008 and $240,888, respectively.

     A summary of the status of the Company’s nonvested shares is presented below:

	Six Months Ended
	June 30, 2007
		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	(per Share)

Nonvested at January 1,	31,829

Granted	10,798	$25.40
Vested	(11,437)
Forfeited	—

Nonvested at June 30,	31,190

     As of June 30, 2007, there was $427,758 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of three years.
7. Employee Benefit Plan
     The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended
	June 30,
	2007	2006

Service cost	$167,680	$173,127
Interest cost	100,343	93,997
Expected return on plan assets	(111,378)	(98,960)
Amortization of transition (asset)	1,942	(4,745)
Amortization of prior service cost	(4,745)	1,942
Recognized net actuarial loss	5,258	15,239

Net periodic benefit cost	$159,100	$180,600

	Six Months Ended
	June 30,
	2007	2006

Service cost	$335,360	$346,254
Interest cost	200,686	187,994
Expected return on plan assets	(222,756)	(197,920)
Amortization of transition (asset)	3,884	(9,490)
Amortization of prior service cost	(9,490)	3,884
Recognized net actuarial loss	10,516	30,478

Net periodic benefit cost	$318,200	$361,200

     The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it contributed $1,634,468 to its pension plan in 2006. As of June 30, 2007, the pension plan requires no additional contributions.

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
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,545,138 shares of common stock, par value $3.13 per share, held by approximately 440 holders of record on June 30, 2007. The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased a property in Haymarket, Virginia, where it plans to build its ninth full-service branch office scheduled to open during the first quarter of 2008.
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
The Bank operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. Assets managed by WMS increased by $9.0 million to $303.7 million on June 30, 2007, or 3.0%, when compared with June 30, 2006, with revenue increasing from $336,000 to $355,000 or 5.5%, for the same respective second quarters of 2006 and 2007.

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
The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities and short-term investments. The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta. Additional revenues are derived from fees for deposit-related and WMS-related services. The Bank’s principal expenses are the interest paid on deposits and operating and general administrative expenses.
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
As of June 30, 2007, the Company had total consolidated assets of $486.0 million, total loans net of allowance for loan losses of $405.2 million, total consolidated deposits of $410.2 million, and total consolidated shareholders’ equity of $40.2 million.
CRITICAL ACCOUNTING POLICIES
GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our financial statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in our estimates. In addition, GAAP itself may change from one previously acceptable accounting method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact the Company’s financial statements could change.
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

The Company’s allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Then the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-to-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, and industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in the specific allowance.
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
Net income for the quarter ended June 30, 2007 was $1.28 million, a 0.7% decrease from the net income of $1.29 million for the quarter ended June 30, 2006. Net interest income declined $201,000 during the second quarter of 2007 compared to the same period one year earlier. This was largely offset by an $80,000 increase in other income as well as decreases of $60,000 in provision for loan losses and $50,000 in other expenses.
Net income for the six month period ended June 30, 2007 was $2.45 million, an 8.7% decrease from the net income of $2.69 million for the six month period ended June 30, 2006. The comparative decline in net income for the six month periods was primarily due to the absence in 2007 of the one-time $250,000 pre-tax gain on the cancellation of a property usage contract experienced in the first quarter of 2006. In addition, net interest income declined $365,000 during the first six months of 2007 compared to the same period one year earlier.
Net loans and total deposits were $405.2 million and $410.2 million, respectively, at June 30, 2007, a decrease of 1.8% and an increase of 1.7%, respectively, since June 30, 2006. WMS assets under management grew 3.0% from June 30, 2006 to June 30, 2007.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase during the remainder of 2007 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and a flat or inverted yield curve. Additionally, the Bank’s balance sheet is positioned for a stable or rising interest rate environment. This means that net interest income is projected to increase if market interest rates rise, and to decrease if market interest rates fall, assuming no change in the shape of the interest rate yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. For the quarter ended June 30, 2007, demand deposits, NOW accounts, and savings deposits averaged 19%, 18%, and 8% of total average deposits, respectively, while the more interest-rate sensitive premium money market accounts, money market accounts, and certificates of deposit averaged 17%, 6% and 32% of total average deposits, respectively.

The Bank continues to have strong credit quality as evidenced by nonperforming assets totaling $1.01 million or 0.25% of total loans at June 30, 2007, as compared with $1.75 million, or 0.42% of total loans at December 31, 2006, and $1.76 million or 0.42% at June 30, 2006. The provision for loan losses was $120,000 for the second quarter of 2007 compared with $180,000 for the second quarter of 2006. Loan chargeoffs, net of recoveries, totaled $303,000, or 0.07% of total loans for the first six months of 2007, compared with $80,000 or 0.02% of total loans for the first six months of 2006. The decrease in the provision for loan losses for the second quarter of 2007 compared with the second quarter of 2006 was largely in response to the decrease in nonperforming loans during the second quarter of 2007, as well as the slowdown in new loan originations during the last six months, partially offset by the increase in net loan chargeoffs.
Management seeks to continue the expansion of its branch network. The Bank looks to add to its branch network in western Prince William County beyond the addition of a retail branch office in Haymarket during the first quarter of 2008. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its current marketplace.
COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
NET INCOME. Net income for the three months ended June 30, 2007 was $1.28 million or $0.36 per diluted share compared with $1.29 million or $0.36 per diluted share for the three months ended June 30, 2006. The decline in net income of 0.7% for the second quarter of 2007 versus the second quarter of 2006 was primarily due to the $201,000 decrease in net interest income in the second quarter of 2007 versus the second quarter of 2006, largely offset by an $80,000 increase in other income, as well as decreases of $60,000 in provision for loan losses and $50,000 in other expenses.
NET INTEREST INCOME. Net interest income decreased $201,000 or 4.1% to $4.70 million for the three months ended June 30, 2007 compared with $4.90 million for the three months ended June 30, 2006. The decrease in net interest income resulted from the decrease in the net interest margin. Computed on a tax equivalent basis, the net interest margin for the June 2007 quarter was 4.12%, compared with 4.34% for the same quarter one year earlier. The primary reasons for the decrease in the net interest margin are the impact of the inversion of yield curve from July 2006 through June 2007, coupled with competitive pressures on the pricing of interest-earning assets and interest-bearing liabilities. In an inverted yield curve, the interest rates on shorter-term debt instruments exceed the interest rates on longer-term debt instruments. The impact of the declining net interest margin was partially offset by a 0.7% increase in total average earning assets from $451.3 million during the second quarter of 2006 to $454.3 million for the second quarter of 2007.
The yield on average interest-earning assets on a tax equivalent basis was 6.81% for the June 2007 quarter compared with 6.55% for the June 2006 quarter. Total interest income increased $348,000 or 4.7% to $7.75 million for the three months ended June 30, 2007, compared with $7.40 million for the three months ended June 30, 2006, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities decreased $11,000 or 2.2%. Investment securities averaged $38.2 million for the second quarter of 2007 compared with $43.3 million for the same quarter one year earlier. The yield on investment securities was 5.03% on a tax equivalent basis for the second quarter of 2007, compared with 4.52% for the second quarter of 2006. Interest and fees on loans increased $328,000 or 4.8% to $7.23 million for the June 2007 quarter compared with $6.91 million for the same quarter one year earlier. Average loans outstanding totaled $413.1 million and earned 6.98% on a tax-equivalent basis for the quarter ended June 30, 2007, compared with $406.9 million and 6.77%, respectively, for the quarter ended June 30, 2006.

Total interest expense increased $549,000 or 22.0% to $3.04 million for the three months ended June 30, 2007 from $2.49 million for the three months ended June 30, 2006. Average interest-bearing liabilities grew 3.2% to $367.5 million for the second quarter of 2007 compared with $356.1 million for the second quarter of 2006, while the average cost on interest-bearing liabilities increased to 3.32% from 2.80% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rates, as well as significantly increased balances in higher cost funding sources such as the premium interest rate money market account and time deposits. The average balance for the premium interest rate money market account was $70.0 million with an average cost of 4.15% for the three months ended June 30, 2007 compared with $50.5 million with an average cost of 3.88% for the three months ended June 30, 2006. Average time deposit balances for the second quarter of 2007 were $129.6 million at an average cost of 4.53%, compared with $115.3 million at an average cost of 3.88% for the same quarter one year earlier. Interest-bearing NOW account deposits averaged $72.3 million at an average cost of 1.27% for the June 2007 quarter, compared with $66.6 million at an average cost of 0.47% for the June 2006 quarter. Other interest-bearing money market deposits averaged $26.1 million at an average cost of 1.41% for the quarter ended June 30, 2007, compared with $38.6 million at an average cost of 1.38% for the same quarter one year earlier. Savings account deposits averaged $33.3 million at an average cost of 0.41% for the June 2007 quarter, compared with $38.6 million at an average cost of 0.34% for the June 2006 quarter. Average FHLB of Atlanta advances were $28.5 million at an average cost of 5.26% for the second quarter of 2007, and $30.2 million at an average cost of 5.17% one year earlier. Capital securities of the subsidiary trust averaged $4.1 million at an average cost of 6.84% for the June 2007 quarter, compared with $4.1 million at an average cost of 8.35% for the June 2006 quarter.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three-month periods ended June 30, 2007 and 2006. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$403,856	$7,142	7.00%	$397,433	$6,806	6.78%
Tax-exempt (1)	7,711	140	7.18%	8,390	151	7.10%
Nonaccrual	1,569	—		1,114	—

Total Loans	413,136	7,282	6.98%	406,937	6,957	6.77%

Securities
Taxable	36,930	456	4.94%	42,322	470	4.45%
Tax-exempt (1)	1,290	25	7.65%	1,016	20	7.75%

Total securities	38,220	481	5.03%	43,338	490	4.52%

Deposits in banks	1,061	16	5.96%	622	6	4.01%
Federal funds sold	1,869	24	5.07%	397	3	2.75%

Total earning assets	454,286	7,803	6.81%	451,294	7,456	6.55%

Less: Reserve for loan losses	(4,512)			(4,369)
Cash and due from banks	15,820			16,368
Bank premises and equipment, net	7,479			8,136
Other assets	15,556			14,823

Total Assets	$488,629			$486,252

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$77,103			$90,285

Interest-bearing deposits
NOW accounts	72,261	229	1.27%	66,620	85	0.47%
Money market accounts	26,063	92	1.41%	38,634	133	1.38%
Premium money market accounts	70,049	724	4.15%	50,522	489	3.88%
Savings accounts	33,287	34	0.41%	38,612	33	0.34%
Time deposits	129,551	1,464	4.53%	115,328	1,114	3.88%

Total interest-bearing deposits	331,211	2,543	3.08%	309,716	1,854	2.39%

Federal funds purchased	3,676	52	5.63%	12,071	167	5.46%
Federal Home Loan Bank advances	28,473	379	5.26%	30,176	395	5.17%
Company-obligated mandatorily redeemable capital securities	4,124	71	6.84%	4,124	87	8.35%

Total interest-bearing liabilities	367,484	3,045	3.32%	356,087	2,503	2.80%

Other liabilities	3,489
Shareholders’ equity	40,553

Total Liabilities & Shareholders’ Equity	$488,629			$446,372

Net interest spread		$4,758	3.49%		$4,953	3.75%

Interest expense as a percent of average earning assets			2.68%			2.21%
Net interest margin			4.12%			4.34%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the three-month periods ended June 30, 2007 and 2006. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Three Months Ended June 30, 2007 Compared to
	Three Months Ended June 30, 2006
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$336	$136	$200
Loans; tax-exempt (1)	(11)	(12)	1
Securities; taxable	(14)	(54)	40
Securities; tax-exempt (1)	5	5	—
Deposits in banks	10	5	5
Federal funds sold	21	10	11

Total Interest Income	347	90	257

INTEREST EXPENSE
NOW accounts	144	7	137
Money market accounts	(41)	(43)	2
Premium money market accounts	235	189	46
Savings accounts	1	(5)	6
Time deposits	350	137	213
Federal funds purchased	(115)	(116)	1
Federal Home Loan Bank advances	(16)	(22)	6
Company-obligated mandatorily redeemable capital securities	(16)	—	(16)

Total Interest Expense	542	147	395

Net Interest Income	$(195)	$(57)	$(138)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
The monitoring and management of net interest income is the responsibility of the Bank’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of the Bank’s senior management.
PROVISION FOR LOAN LOSSES. The provision for loan losses was $120,000 and $180,000, respectively, for the three months ended June 30, 2007 and 2006. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and nonperforming loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.

TOTAL OTHER INCOME. Total other income increased by $80,000 or 5.6% from $1.43 million for the three months ended June 30, 2006 to $1.51 million for the three months ended June 30, 2007 primarily due to increased income from VISA check card fees and WMS fees. Wealth management income increased $18,000 or 5.5% to $355,000 for the June 2007 quarter compared with $336,000 for the same quarter one year earlier. Management seeks to increase the level of its future fee income from WMS through the increase of its market share within the Company’s marketplace. WMS fees are projected to show moderate growth during the remainder of 2007 and through 2008. Service charges on deposit accounts decreased $6,000 or 0.8% to $718,000 for the quarter ended June 30, 2007, compared with $724,000 for the same quarter one year earlier. Income on other service charges, commission and fees increased $68,000 or 18.2% to $441,000 for the quarter ended June 30, 2007 compared with $373,000 one year earlier primarily due to increased income from VISA check card fees.
TOTAL OTHER EXPENSES. Total other expenses decreased 1.2% or $50,000 to $4.27 million for the three months ended June 30, 2007, compared with $4.32 million for the three months ended June 30, 2006. Salary and benefits expenses decreased $8,000, or 0.3% from the June 2006 quarter to the June 2007 quarter. A decrease in retirement plan expenses and payroll taxes was mostly offset by annual salary and promotion increases. Net occupancy expenses increased $3,000 or 1.0% from the June 2006 quarter to the June 2007 quarter. Furniture and equipment expenses decreased $52,000 or 14.9% over the same time period, primarily reflecting the decrease in computer hardware and software depreciation. Consulting expense, which includes legal and audit fees, decreased $39,000 or 16.9% due to reduced audit fees, as well as reduced consulting expense for board governance and strategic planning. Data processing expense increased $31,000 or 11.0% reflecting the increase in the number of the Bank’s customers who use internet banking. Other operating expenses increased $20,000 or 2.8%, primarily reflecting increases in courier expenses.
Management expects the costs associated with Sarbanes-Oxley compliance to increase during the remainder of 2007 in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls. The aggregate market value of the Company’s common stock held by non-affiliates reached approximately $76.6 million as of June 30, 2007, and therefore, the Company will be required to comply with Section 404 for the year ending December 31, 2007.
The Bank expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to provide. The Bank projects to increase staff from its June 30, 2007 level of 148 full-time equivalent personnel by approximately one additional full-time equivalent person during the remainder of 2007 at an approximate additional salary and benefits cost of $20,000.
COMPARISION OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
NET INCOME. Net income for the six months ended June 30, 2007 was $2.45 million or $0.69 per diluted share compared with $2.69 million or $0.75 per diluted share for the six months ended June 30, 2006. The decline in net income of 8.7% for the first six months of 2007 versus the same period of 2006 was due primarily to the inclusion of a $250,000 pre-tax gain in the first quarter of 2006 resulting from the cancellation of a property usage contract. In addition, there was a $365,000 decrease in net interest income in the first six months of 2007 versus the same period of 2006.
NET INTEREST INCOME. Net interest income decreased $365,000 or 3.8% to $9.28 million for the six months ended June 30, 2007 compared with $9.64 million for the six months ended June 30, 2006. The decrease in net interest income resulted from the decrease in the net interest margin. Computed on a tax equivalent basis, the net interest margin for the six months ended June 2007 was 4.04%, compared with 4.35% for the same period one year earlier. The primary reasons for the decrease in the net interest margin are the impact of the inversion of yield curve from July 2006 through June 2007, coupled with competitive pressures on the pricing of interest-earning assets and interest-bearing liabilities. In an inverted yield curve, the interest rates on shorter-term debt instruments exceed the interest rates on longer-term debt instruments. The impact of the declining net interest margin was partially offset by a 3.4% increase in total average earning assets from $445.1 million during the first six months of 2006 to $460.0 million for the first six months of 2007.

The yield on average interest-earning assets was 6.76% for the six months ended June 30, 2007 compared with 6.46% for the six months ended June 30, 2006. Total interest income increased $1.19 million or 8.1% to $15.51 million for the six months ended June 30, 2007, compared with $14.32 million for the six months ended June 30, 2006, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities decreased $53,000 or 5.5%. Investment securities averaged $38.8 million for the first six months of 2007 compared with $45.1 million for the same period one year earlier. The yield on investment securities was 4.76% on a tax equivalent basis for the first six months of 2007, compared with 4.33% for the first six months of 2006. Interest and fees on loans increased $1.18 million or 8.9% to $14.51 million for the six months ended June 30, 2007 compared with the same period one year earlier. Average loans outstanding totaled $417.2 million and earned 6.97% on a tax equivalent basis for the six months ended June 30, 2007, compared with $398.5 million and 6.71%, respectively, for the six months ended June 30, 2006.
Total interest expense increased $1.55 million or 33.2% to $6.23 million for the six months ended June 30, 2007 from $4.68 million for the six months ended June 30, 2006. Average interest-bearing liabilities grew 6.3% to $374.4 million for the first six months of 2007 compared with $352.1 million for the first six months of 2006, while the average cost of interest-bearing liabilities increased to 3.35% from 2.67% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rates, as well as significantly increased balances in higher cost funding sources such as the premium interest rate money market account, time deposits, and subsidiary trust capital. The average balance for the premium interest rate money market account was $64.1 million with an average cost of 4.09% for the six months ended June 30, 2007 compared with $45.6 million with an average cost of 3.89% for the six months ended June 30, 2006. Average time deposit balances for the first six months of 2007 were $131.9 million at an average cost of 4.54%, compared with $110.3 million at an average cost of 3.68% for the same period one year earlier. Interest-bearing NOW account deposits averaged $71.4 million at an average cost of 1.21% for the six months ended June 30, 2007 quarter, compared with $70.4 million at an average cost of 0.55% for the six months ended June 30, 2006. Other interest-bearing money market deposits averaged $27.3 million at an average cost of 1.43% for the six months ended June 30, 2007, compared with $39.8 million at an average cost of 1.38% for the same period one year earlier. Savings account deposits averaged $33.7 million at an average cost of 0.41% for the first six months of 2007, compared with $38.3 million at an average cost of 0.33% for the first six months of 2006. Average FHLB of Atlanta advances were $34.9 million at an average cost of 5.16% for the first half of 2007, and $35.8 million at an average cost of 4.90% for the same period one year earlier. Capital securities of the subsidiary trust averaged $6.1 million at an average cost of 7.38% for the six months ended June 30, 2007, compared with $4.1 million at an average cost of 8.33% for the six months ended June 30, 2006.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the six-month periods ended June 30, 2007 and 2006. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	407,805	14,327	7.00%	389,581	13,130	6.71%
Tax-exempt (1)	7,779	281	7.18%	8,030	301	7.45%
Nonaccrual	1,601			918

Total Loans	417,185	14,607	6.97%	398,529	13,431	6.71%

Securities
Taxable	37,604	879	4.67%	44,046	935	4.25%
Tax-exempt (1)	1,150	45	7.77%	1,018	40	7.81%

Total securities	38,754	924	4.76%	45,064	975	4.33%

Deposits in banks	1,472	21	2.79%	678	11	3.31%
Federal funds sold	2,595	67	5.10%	785	17	4.41%

Total earning assets	460,006	15,618	6.76%	445,056	14,435	6.46%

Less: Reserve for loan losses	(4,500)			(4,336)
Cash and due from banks	15,100			17,280
Bank premises and equipment, net	7,499			8,198
Other assets	15,678			18,082

Total Assets	493,783			484,280

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	75,713			89,586

Interest-bearing deposits
NOW accounts	71,415	430	1.21%	70,449	190	0.55%
Money market accounts	27,347	194	1.43%	39,795	272	1.38%
Premium money market accounts	64,088	1,300	4.09%	45,569	879	3.89%
Savings accounts	33,747	68	0.41%	38,330	63	0.33%
Time deposits	131,892	2,969	4.54%	110,275	2,013	3.68%

Total interest-bearing deposits	328,489	4,961	3.05%	304,418	3,417	2.27%

Federal funds purchased	4,969	138	5.62%	7,769	204	5.31%
Federal Home Loan Bank advances	34,862	904	5.16%	35,785	882	4.90%
Company-obligated mandatorily redeemable capital securities	6,129	227	7.38%	4,124	173	8.33%

Total interest-bearing liabilities	374,449	6,230	3.35%	352,096	4,676	2.67%

Other liabilities	3,548			2,636
Shareholders’equity	40,072			36,962

Total Liabilities & Shareholders’ Equity	493,783			481,280

Net interest spread		9,388	3.41%		9,759	3.79%

Interest expense as a percent of average earning assets			2.72%			2.11%
Net interest margin			4.04%			4.35%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the six-month periods ended June 30, 2007 and 2006. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.

RATE / VOLUME VARIANCE
(In Thousands)

	Six Months Ended June 30, 2007 Compared to
	Six Months Ended June 30, 2006
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$1,196	$608	$588
Loans; tax-exempt (1)	(20)	(9)	(11)
Securities; taxable	(56)	(127)	71
Securities; tax-exempt (1)	5	5	—
Deposits in banks	9	13	(4)
Federal funds sold	49	40	9

Total Interest Income	1,183	530	653

INTEREST EXPENSE
NOW accounts	239	3	236
Money market accounts	(78)	(85)	7
Premium money market accounts	422	357	65
Savings accounts	5	(8)	13
Time deposits	956	395	561
Federal funds purchased	(66)	(74)	8
Federal Home Loan Bank advances	21	(23)	44
Company-obligated mandatorily redeemable capital securities	55	84	(29)

Total Interest Expense	1,554	649	905

Net Interest Income	$(371)	$(119)	$(252)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
The monitoring and management of net interest income is the responsibility of the Bank’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of the Bank’s senior management.
PROVISION FOR LOAN LOSSES. The provision for loan losses was $240,000 and $300,000, respectively, for the six months ended June 30, 2007 and 2006.
TOTAL OTHER INCOME. Total other income increased by $20,000 or 0.7% from $2.92 million for the six months ended June 30, 2006 to $2.94 million for the six months ended June 30, 2007. Wealth management income increased $30,000 or 4.5% to $694,000 for the first six months of 2007 compared with $664,000 for the same period one year earlier. Service charges on deposit accounts increased $18,000, or 1.3% to $1.38 million for the six months ended June 30, 2007, compared with $1.36 million for the same period one year earlier. Income on other service charges, commission and fees increased $140,000 or 19.2% to $865,000 for the six months ended June 30, 2007 compared with $725,000 one year earlier primarily due to income from its ownership interest in Bankers Insurance, as well as increased income from VISA check card fees. During the first quarter of 2006, the Bank entered into an agreement cancelling a property usage contract, as mentioned above, for which the Bank received a one-time payment of $250,000, or approximately $165,000 net of applicable income taxes. Additionally, during the first quarter of 2006, the Bank sold $2.95 million of lower yielding investment securities at a loss of $83,000 and utilized the proceeds from the sale to retire high cost borrowed funds.

TOTAL OTHER EXPENSES. Total other expenses increased 0.4% or $34,000 to $8.45 million for the six months ended June 30, 2007, compared with $8.42 million for the six months ended June 30, 2006. Salary and benefits expenses increased $157,000 or 3.5% from the first six months of 2006 to the first six months of 2007. Annual salary and promotion increases were the primary cause for the growth in salary and benefits expenses. Net occupancy expenses increased $29,000 or 5.9% from the first half of 2006 to the first half of 2007 primarily reflecting increases in snow and ice removal. Furniture and equipment expenses decreased $96,000 or 14.1% over the same time period, primarily reflecting the decrease in computer hardware and software depreciation. Advertising expense increased $17,000 or 6.5%. Consulting expense, which includes legal and audit fees, decreased $93,000 or 17.7% due to reduced audit fees, as well as reduced consulting expense for board governance and strategic planning. Data processing expense increased $59,000 or 10.7% reflecting the increase in the number of the Bank’s customers who use internet banking. Other operating expenses decreased $39,000 or 2.8%, primarily reflecting decreases in loan production expenses.
COMPARISON OF JUNE 30, 2007 AND DECEMBER 31, 2006 FINANCIAL CONDITION
Assets totaled $486.0 million at June 30, 2007, a decrease of 6.9% or $35.8 million from $521.8 million at December 31, 2006. Balance sheet categories reflecting significant changes include cash and due from banks, loans, deposits, FHLB of Atlanta advances, and company-obligated mandatorily redeemable capital securities. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. Cash and due from banks was $13.4 million and $21.0 million at June 30, 2007 and December 31, 2006, respectively. The decrease in cash and due from banks at June 30, 2007 is the result of timing differences of the Bank’s deposits with the Federal Reserve Bank of Richmond in order to satisfy reserve requirements.
LOANS. Net loans were $405.2 million at June 30, 2007, which is a decrease of $10.9 million or 2.6% from $416.1 million at December 31, 2006. The decline in total loans is primarily attributable to the decreases of $7.8 million in commercial real estate loans, $3.7 million in consumer loans, and $1.6 million in commercial and industrial loans, partially offset by an increase of $2.9 million in 1-to-4 family residential loans. The Bank’s loans are made primarily to customers located within the Bank’s primary market area.
DEPOSITS. At June 30, 2007, total deposits were $410.2 million, reflecting a decrease of $5.9 million or 1.4% from $416.1 million at December 31, 2006. The decline was attributable to a decline in noninterest-bearing deposits of $7.5 million, partially offset by a $1.6 million increase in interest-bearing deposits. During the first half of 2007, the Bank decreased its usage of brokered deposits by $13.0 million from $20.2 million at December 31, 2006 to $7.2 million at June 30, 2007. The Bank expects to increase its deposits during the remainder of 2007 and beyond through the offering of a wide array of value-added checking products, and selective rate premiums on interest-bearing time deposits.
FEDERAL HOME LOAN ADVANCES. FHLB of Atlanta advances were $28.0 million at June 30, 2007, compared with $55.0 million at December 31, 2006. The $27.0 million decrease in FHLB of Atlanta advances reflects the decline in profitable loan and investment opportunities and daily cash requirements.
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST (“capital securities”). Capital securities declined by $4.1 million from $8.2 million on December 31, 2006 to $4.1 million on June 30, 2007.
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
On September 21, 2006, the Company’s second subsidiary trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled trust preferred security offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. Both the capital securities and the subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis. The purpose of the September 2006 issuance was to use the proceeds to redeem on March 26, 2007 the existing capital securities issued on March 26, 2002. Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance is priced 190 basis points less than that of the March 2002 issuance, and the repayment of the March 2002 issuance on March 26, 2007 reduced the interest expense associated with the distribution on capital securities of subsidiary trust by $76,000 annually.

ASSET QUALITY
Nonperforming assets, in most cases, consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as loans that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency. Nonperforming assets totaled $1.01 million or 0.25% of total loans at June 30, 2007, as compared with $1.75 million or 0.42% of total loans at December 31, 2006, and $1.76 million or 0.42% of total loans at June 30, 2006.
The provision for loan losses was $240,000 for the first six months of 2007 compared with $300,000 for the first six months of 2006.
Loans that are 90 days past due and accruing interest totaled $1,000 at June 30, 2007 and December 31, 2006, respectively. No loss is anticipated on these loans based on the value of the underlying collateral and other factors. There are no loans, other than those disclosed above as either nonperforming or impaired, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either nonperforming or impaired if such interest-bearing assets were loans. The largest concentration of loans to borrowers engaged in similar activities at June 30, 2007 was $20.5 million for hotel/motel/inn loans, which represents 5.0% of total loans. No other concentration exceeded $12.4 million or approximately 3.0% of total loans.
CONTRACTUAL OBLIGATIONS
As of June 30, 2007, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2007, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
CAPITAL RESOURCES
Total shareholders’ equity was $40.2 million at June 30, 2007 compared to $38.7 million at December 31, 2006, an increase of $1.5 million, or 3.9%. Retained earnings increased by $1.3 million or 4.6% from December 31, 2006 to June 30, 2007. The change in the accumulated other comprehensive loss component of shareholders’ equity from December 31, 2006 to June 30, 2007 reduced shareholders’ equity by $14,000. Included in the accumulated other comprehensive loss component of shareholders’ equity for both December 31, 2006 and June 30, 2007 is the implementation of SFAS No. 158 regarding the Bank’s defined benefit retirement plan, which increased the loss by $671,000 net of tax benefit at both dates.
The Company repurchased 8,270 shares of its common stock during the first six months of 2007 at an average price of $24.98 per share for a total cost of $207,000. The Company’s newly issued 63,650 shares of common stock at an average price of $8.50 in connection with stock option exercises under the Company’s stock option plans during the first six months of 2007 added a total of $541,000 to shareholders’ equity.
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

Under these guidelines, the $4.0 million at June 30, 2007 and $8.0 million at December 31, 2006 of capital securities issued by the Company’s subsidiary trusts are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, because the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. At both June 30, 2007 and December 31, 2006, the Company and the Bank exceed their minimum regulatory capital ratios. The following table sets forth the regulatory capital ratio calculations for the Company:
REGULATORY CAPITAL RATIOS
(In Thousands)

	June 30, 2007	December 31, 2006

Tier 1 Capital:
Shareholders’ Equity	$40,230	$38,712
Plus: Unrealized loss on securities available for sale	360	365
Plus: Unrealized loss on defined benefit plan under SFAS 158	671	671
Less: Intangible assets, net	—	(6)
Plus: Company-obligated mandatorily redeemable capital securities	4,000	8,000

Total Tier 1 Capital	45,261	47,742

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,407	4,471

Total Capital	$49,668	$52,213

Risk Weighted Assets:	$386,419	$404,603

Regulatory Capital Ratios:
Leverage Ratio	9.26%	9.50%
Tier 1 to Risk Weighted Assets	11.71%	11.80%
Total Capital to Risk Weighted Assets	12.85%	12.90%
LIQUIDITY
The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank’s commitments to make loans and management’s assessment of the Bank’s ability to generate funds. Cash and amounts due from depository institutions, interest-earning deposits in other banks, and federal funds sold totaled $19.1 million at June 30, 2007 compared with $41.7 million at December 31, 2006. These assets provide the primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $20.3 million is unpledged and readily salable. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $136.9 million at June 30, 2007 to provide additional sources of liquidity, as well as federal funds borrowing lines of credit with the Federal Reserve and various commercial banks totaling approximately $52.2 million. At June 30, 2007, $28.0 million of the FHLB of Atlanta line of credit and none of the federal funds borrowing lines of credit were in use. Capital expenditures for the building of the Haymarket branch are estimated to be $1.6 million to be paid over an estimated nine month period beginning in the fourth quarter of 2007.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2007 and December 31, 2006. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.
LIQUIDITY SOURCES AND USES
(In Thousands)

	June 30, 2007			December 31, 2006
	Total	In Use	Available	Total	In Use	Available

Sources:
Federal funds borrowing lines of credit	$52,152	$—	$52,152	$51,901	$—	$51,901
Federal Home Loan Bank advances	136,944	28,000	108,944	139,194	55,000	84,194
Federal funds sold			5,244			20,122
Securities, available for sale and unpledged at fair value			20,279			21,070

Total short-term funding sources	$189,096	$28,000	$186,619	$191,095	$55,000	$177,287

Uses:
Unfunded loan commitments and lending lines of credit			$58,080			$50,801
Letters of credit			7,955			8,679

Total potential short-term funding uses			$66,035			$59,480

Ratio of short-term funding sources to potential short-term funding uses			282.6%			298.1%
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
IMPACT OF INFLATION AND CHANGING PRICES
The consolidated financial statements and the accompanying notes presented elsewhere in this report have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of the Company and the Bank are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on our performance than inflation does. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.
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
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number	Average Price Paid	Announced Plan	the Plan
	of Shares Purchased	per Share	(1)	(1)
April 1 — 30, 2007	1,360	$25.61	1,360	204,943
May 1 — 31, 2007	2,400	$24.60	2,400	202,543
June 1 — 30, 2007	2,075	$24.40	2,075	200,468

Total	5,835		5,835

(1)	In September 1998, the Company announced a stock repurchase program for its common stock. Initially, the plan authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Annually, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On January 18, 2007, the Board authorized the Company to repurchase up to 208,738 shares (6% of the shares of common stock outstanding on January 1, 2007) beginning January 1, 2007 and continuing until the next Board reset.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 15, 2007. A quorum of Shareholders was present, consisting of a total of 2,827,356.72 shares, with 2,797,500.72 shares represented by proxy. At the Annual Meeting, the Shareholders elected Class II directors Randy K. Ferrell, Brian S. Montgomery, P. Kurt Rodgers and Sterling T. Strange, III to three-year terms. The following Class I and Class III directors whose terms expire in 2008 and 2009 continued in office: John B. Adams. Jr., Douglas C. Larson, C. H. Lawrence, Jr., Randolph T. Minter, John J. Norman, Jr. and H. Frances Stringfellow. The Shareholders also ratified the selection of Smith Elliott Kearns & Company, LLC as independent auditors of the Company for the year ending December 31, 2007.
The vote on each matter was as follows:
1. For Directors:

	FOR	WITHHELD
Randy K. Ferrell	2,822,885.72	4,471.00
Brian S. Montgomery	2,823,034.33	4,322.39
P. Kurt Rodgers	2,820,104.72	7,252.00
Sterling T. Strange, III	2,819,604.72	7,752.00
2. Ratification of the selection of Smith Elliott Kearns & Company, LLC as the independent auditors for the Company and the Bank:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

2,797,500.72	16,392.00	13,464.00	0.00

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999

3.2	Amended and Restated Bylaws of Fauquier Bankshares, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed March 22, 2006

10.20	Consulting Agreement, dated April 19, 2007 between The Fauquier Bank and C.H. Lawrence, Jr., incorporated by reference to Exhibit 10.20 to Form 10-Q filed May 14, 2007

10.21	Employment Agreement, dated April 2, 2007, between Fauquier Bankshares, Inc., The Fauquier Bank and Gregory D. Frederick, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed April 4, 2007

11	Refer to Part I, Item 1, Note 5 to the Consolidated Financial Statements

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC. (Registrant)
/s/ Randy K. Ferrell
Randy K. Ferrell
President and Chief Executive Officer (principal executive officer)
Dated: August 10, 2007

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Dated: August 10, 2007