Form 10-Q
period 2007-09-30
FAUQUIER BANKSHARES INC
filed 2007-11-13
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The registrant had 3,538,314 shares of common stock outstanding as of November 9, 2007, the latest practicable date for determination.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$16,084,779	$21,019,764
Interest-bearing deposits in other banks	309,872	537,891
Federal funds sold	20,000	20,122,000
Securities available for sale	40,508,371	40,352,775
Loans, net of allowance for loan losses of $4,413,196 in 2007 and $4,470,533 in 2006	406,346,425	416,061,150
Bank premises and equipment, net	7,273,295	7,584,089
Accrued interest receivable	1,766,875	1,802,379
Other assets	14,183,834	14,282,097

Total assets	$486,493,451	$521,762,145

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$73,011,299	$85,495,160
Interest-bearing	325,294,882	330,576,258

Total deposits	398,306,181	416,071,418

Federal funds purchased	4,400,000	—
Federal Home Loan Bank advances	35,000,000	55,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	8,248,000
Other liabilities	3,929,148	3,730,778
Commitments and contingencies	—	—

Total liabilities	445,759,329	483,050,196

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2007: 3,541,514 shares (includes nonvested shares of 31,190); 2006: 3,478,960 shares (includes nonvested shares of 31,829)	10,987,314	10,789,521
Retained earnings	30,643,651	28,962,409
Accumulated other comprehensive income (loss), net	(896,843)	(1,039,981)

Total shareholders’ equity	40,734,122	38,711,949

Total liabilities and shareholders’ equity	$486,493,451	$521,762,145

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2007 and 2006

	2007	2006
Interest Income
Interest and fees on loans	$7,227,839	$7,371,651
Interest and dividends on securities available for sale:
Taxable interest income	372,966	394,861
Interest income exempt from federal income taxes	37,774	13,189
Dividends	47,046	79,041
Interest on federal funds sold	15,432	4,783
Interest on deposits in other banks	5,322	11,877

Total interest income	7,706,379	7,875,402

Interest Expense
Interest on deposits	2,542,449	2,142,033
Interest on federal funds purchased	45,709	184,898
Interest on Federal Home Loan Bank advances	436,153	549,514
Distribution on capital securities of subsidiary trusts	72,652	100,490

Total interest expense	3,096,963	2,976,935

Net interest income	4,609,416	4,898,467

Provision for loan losses	120,000	60,000

Net interest income after provision for loan losses	4,489,416	4,838,467

Other Income
Wealth management income	358,441	337,088
Service charges on deposit accounts	762,328	704,079
Other service charges, commissions and income	417,358	377,748

Total other income	1,538,127	1,418,915

Other Expenses
Salaries and benefits	2,295,427	2,265,102
Net occupancy expense of premises	265,361	240,509
Furniture and equipment	306,121	329,785
Advertising expense	139,700	145,826
Consulting expense	226,930	161,932
Data processing expense	343,970	284,461
Other operating expenses	705,891	693,554

Total other expenses	4,283,400	4,121,169

Income before income taxes	1,744,143	2,136,213

Income tax expense	534,006	652,882

Net Income	$1,210,137	$1,483,331

Earnings per Share, basic	$0.34	$0.43

Earnings per Share, assuming dilution	$0.34	$0.41

Dividends per Share	$0.20	$0.19

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
Interest Income
Interest and fees on loans	$21,739,829	$20,700,435
Interest and dividends on securities available for sale:
Taxable interest income	1,108,418	1,208,183
Interest income exempt from federal income taxes	67,262	39,441
Dividends	190,450	201,036
Interest on federal funds sold	81,983	22,188
Interest on deposits in other banks	25,984	23,155

Total interest income	23,213,926	22,194,438

Interest Expense
Interest on deposits	7,503,724	5,559,707
Interest on federal funds purchased	184,154	389,348
Interest on Federal Home Loan Bank advances	1,339,757	1,431,951
Distribution on capital securities of subsidiary trusts	300,094	273,213

Total interest expense	9,327,729	7,654,219

Net interest income	13,886,197	14,540,219

Provision for loan losses	360,000	360,000

Net interest income after provision for loan losses	13,526,197	14,180,219

Other Income
Wealth management income	1,051,999	1,000,969
Service charges on deposit accounts	2,139,644	2,063,531
Other service charges, commissions and income	1,282,355	1,103,153
Gain on sale of property rights	—	250,000
Loss on sale of securities	—	(82,564)

Total other income	4,473,998	4,335,089

Other Expenses
Salaries and benefits	6,956,868	6,769,925
Net occupancy expense of premises	798,644	744,310
Furniture and equipment	889,830	1,009,291
Advertising expense	421,793	410,659
Consulting expense	660,820	689,192
Data processing expense	956,511	837,974
Other operating expenses	2,053,162	2,080,316

Total other expenses	12,737,628	12,541,667

Income before income taxes	5,262,567	5,973,641

Income tax expense	1,600,519	1,804,886

Net Income	$3,662,048	$4,168,755

Earnings per Share, basic	$1.05	$1.20

Earnings per Share, assuming dilution	$1.03	$1.16

Dividends per Share	$0.590	$0.555

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2005	$10,794,700	$25,440,838	$(656,393)		$35,579,145
Comprehensive income:
Net income		4,168,755		$4,168,755	4,168,755
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $95,003			184,417	184,417	184,417

Total comprehensive income				$4,353,172

Cash dividends ($.555 per share)		(1,928,695)			(1,928,695)
Acquisition of 1,900 shares of common stock	(5,947)	(37,258)			(43,205)
SFAS No. 123(R) implementation adjustment	(67,238)	67,238
Net issuance of restricted stock, stock incentive plan (10,347 shares)	32,386	228,772			261,158
Unearned compensation on restricted stock		(261,158)			(261,158)
Amortization of unearned compensation, restricted stock awards		161,573			161,573
Issuance of common stock	15,797	108,492			124,289
Exercise of stock options	45,949	33,749			79,698

Balance, September 30, 2006	$10,815,647	$27,982,306	$(471,976)		$38,325,977

Balance, December 31, 2006	$10,789,521	$28,962,409	$(1,039,981)		$38,711,949
Comprehensive income:
Net income		3,662,048		$3,662,048	3,662,048
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes of $73,738			143,138	143,138	143,138

Total comprehensive income				3,805,186

Cash dividends ($.59 per share)		(2,089,302)			(2,089,302)
Acquisition of 27,370 shares of common stock	(85,668)	(516,802)			(602,470)
Amortization of unearned compensation, restricted stock awards		191,685			191,685
Issuance of common stock — nonvested shares (11, 437 shares)	35,797	(35,797)
Exercise of stock options	247,664	469,410			717,074

Balance, September 30, 2007	$10,987,314	$30,643,651	$(896,843)		$40,734,122

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities
Net income	$3,662,048	$4,168,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	773,598	901,951
Provision for loan losses	360,000	360,000
Amortization (accretion) of security premiums, net	3,049	18,958
Amortization of unearned compensation	191,685	161,573
Changes in assets and liabilities:
Decrease in other assets	60,029	213,350
Decrease in other liabilities	198,370	263,228

Net cash provided by operating activities	5,248,779	6,087,815

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	—	3,024,745
Proceeds from maturities, calls and principal payments of securities available for sale	2,951,459	3,192,165
Purchase of securities available for sale	(3,816,728)	—
Purchase of premises and equipment	(462,804)	(360,923)
Purchase (proceeds) from sale of other bank stock	923,500	(373,900)
Net decrease (increase) in loans	9,354,725	(33,194,904)

Net cash provided by (used in) investing activities	8,950,152	(27,712,817)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	12,308,976	(23,227,413)
Net (decrease) increase in certificates of deposit	(30,074,213)	26,819,242
Federal Home Loan Bank advances	35,000,000	70,000,000
Federal Home Loan Bank principal repayments	(55,000,000)	(64,000,000)
Purchase (repayment) of federal funds	4,400,000	(3,974,000)
(Repayment) issuance of trust preferred securities	(4,124,000)	4,124,000
Cash dividends paid on common stock	(2,089,302)	(1,928,695)
Issuance of common stock	717,074	203,986
Acquisition of common stock	(602,470)	(43,204)

Net cash (used in) provided by financing activities	(39,463,935)	7,973,916

(Decrease) in cash and cash equivalents	(25,265,004)	(13,651,086)

Cash and Cash Equivalents
Beginning	41,679,655	27,738,715

Ending	$16,414,651	$14,087,629

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$7,685,021	$5,357,341

Income taxes	$1,363,000	$1,534,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net of tax effect	$143,138	$(279,419)

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.	General
     The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”), Fauquier Statutory Trust I and Fauquier Statutory Trust II; and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2007 and December 31, 2006 and the results of operations for the three and nine months ended September 30, 2007 and 2006. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results expected for the full year.
2.	Securities
The amortized cost of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	September 30, 2007

Obligations of U.S. Government corporations and agencies	$26,588,109	$2,360	$(304,702)	$26,285,767
Obligations of states and political subdivisions	4,757,722	42,276	(23,451)	4,776,547
Corporate Bonds	6,000,000	—	(17,500)	5,982,500
Mutual Funds	288,486	—	(10,349)	278,137
FHLMC Preferred Bank Stock	441,000	—	(31,000)	410,000
Restricted investments:
Federal Home Loan Bank Stock	2,513,500	—	—	2,513,500
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$40,850,737	$44,636	$(387,002)	$40,508,371

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		December 31, 2006

Obligations of U.S. Government corporations and agencies	$29,529,836	$2,029	$(599,698)	$28,932,167
Obligations of states and political subdivisions	962,814	48,740	—	1,011,554
Corporate Bonds	6,000,000	27,500	(42,500)	5,985,000
Mutual Funds	279,445	—	(9,311)	270,134
FHLMC Preferred Bank Stock	441,000	14,000	—	455,000
Restricted investments:
Federal Home Loan Bank Stock	3,437,000	—	—	3,437,000
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$40,912,015	$92,269	$(651,509)	$40,352,775

     The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2007
	Amortized	Fair
	Cost	Value
Due in one year or less	$9,578,107	$9,511,970
Due after one year through five years	5,017,231	4,962,327
Due after five years through ten years	4,749,323	4,700,879
Due after ten years	18,001,170	17,869,638
Equity securities	3,504,906	3,463,557

	$40,850,737	$40,508,371

     The following table shows the Company’s investments with gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007 and December 31, 2006.

September 30, 2007	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$—	$—	$22,468,330	$(304,702)	$22,468,330	$(304,702)

Obligations of states and political subdivisions	2,104,697	(23,451)	—	—	2,104,697	(23,451)

Corporate bonds	—	—	982,500	(17,500)	982,500	(17,500)

Subtotal, debt securities	2,104,697	(23,451)	23,450,830	(322,202)	25,555,527	(345,653)

Mutual funds	—	—	278,137	(10,349)	278,137	(10,349)

FHLMC preferred bank stock	441,000	(31,000)			441,000	(31,000)

Total temporary impaired securities	$2,545,697	$(54,451)	$23,728,967	$(332,551)	$26,274,664	$(387,002)

December 31, 2006	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$—	$—	$28,734,320	$(599,698)	$28,734,320	$(599,698)

Corporate bonds	—	—	3,957,500	(42,500)	3,957,500	(42,500)

Subtotal, debt securities	—	—	32,691,820	(642,198)	32,691,820	(642,198)

Mutual funds	—	—	279,445	(9,311)	279,445	(9,311)

Total temporary impaired securities	$—	$—	$32,971,265	$(651,509)	$32,971,265	$(651,509)

     The nature of securities which are temporarily impaired for a continuous 12 months or more can be segregated into three groups. The first group consists of Federal Agency bonds totaling $22.5 million with a temporary loss of $305,000. The bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors, respectively. These bonds have an estimated weighted average life of 19 months. The Company has the ability to hold these bonds to maturity.
     The second group consists of one corporate bond, rated A2 by Moody’s, totaling $1.0 million with a temporary loss of $17,500. These bonds have an estimated maturity of approximately 27 years but can be called at par on their five year anniversary which will occur in 2008. If not called, the bonds reprice every three months at a fixed rate index above LIBOR. The Company has the ability to hold these bonds to maturity.
     The third group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of $10,349. The fund is a relatively small portion of the portfolio and the Company plans to hold it indefinitely.
     The carrying value of securities pledged to secure deposits and for other purposes amounted to $13,234,895 and $15,533,390 at September 30, 2007 and December 31, 2006, respectively.
3.	Loans
A summary of the balances of loans follows:

	September 30,	December 31,
	2007	2006
	(Thousands)
Real estate loans:
Construction	$33,556	$33,662
Secured by farmland	1,370	1,365
Secured by 1 - to - 4 family residential	169,164	168,310
Other real estate loans	134,129	134,955
Commercial and industrial loans (not secured by real estate)	37,625	41,508
Consumer installment loans	26,193	31,952
All other loans	9,109	9,273

Total loans	$411,146	$421,025
Unearned income	(387)	(493)
Allowance for loan losses	(4,413)	(4,471)

Net loans	$406,346	$416,061

Analysis of the allowance for loan losses follows:

	Nine	Nine	Twelve
	Months	Months	Months
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2007	2006	2006
Balance at beginning of year	$4,470,533	$4,238,143	$4,238,143
Provision for loan losses	360,000	360,000	360,000
Recoveries of loans previously charged-off	43,701	113,112	128,463
Loan losses charged-off	(461,038)	(198,741)	(256,073)

Balance at end of year	$4,413,196	$4,512,514	$4,470,533

Nonperforming assets consist of the following:

	September 30,	December 31,
	2007	2006
	(Thousands)
Nonaccrual loans	$1,240	$1,608
Restructured loans	—	—

Total nonperforming loans	1,240	1,608
Foreclosed property	142	140

Total nonperforming assets	$1,382	$1,748

     Total loans past due 90 days and still accruing interest totaled $165,000 on September 30, 2007 and $1,000 on December 31, 2006.
4.	Company-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts
     On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust (Fauquier Statutory Trust II) privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital securities resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.
     Total capital securities at September 30, 2007 were $4,124,000. The capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.
     The purpose of the September 2006 issuance was to use the proceeds to redeem $4.0 million of capital securities previously issued on March 26, 2002 by Fauquier Statutory Trust I . Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance is priced 190 basis points less than that of the March 2002 issuance; therefore the 2002 issuance was redeemed on March 26, 2007.

5.	Earnings per Share
     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

	Three Months		Three Months
	Ended		Ended
	September 30, 2007		September 30, 2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,513,130	$0.34	3,477,402	$0.43

Effect of dilutive securities, stock-based awards	45,179		105,039

	3,558,309	$0.34	3,582,441	$0.41

	Nine Months		Nine Months
	Ended		Ended
	September 30, 2007		September 30, 2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,503,844	$1.05	3,471,194	$1.20

Effect of dilutive securities, stock-based awards	63,522		110,137

	3,567,366	$1.03	3,581,331	$1.16

6.	Stock-Based Compensation
     The Company has a stock-based compensation plan. Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123 (R), “Share-Based Payment,” which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income.
     The nonvested shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on one-third of the shares lapse on the anniversary of the date the restricted shares were awarded over the next three years. Compensation expense for nonvested shares amounted to $64,545 and $58,694 for the three months ended September 30, 2007 and 2006, respectively. Compensation expense for nonvested shares amounted to $191,685 and $161,573 for the nine months ended September 30, 2007 and 2006, respectively.

     The Company did not grant options during the nine months ended September 30, 2007 and 2006.
     A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan (the “Plans”) is presented below:

	Nine Months Ended
	September 30, 2007
		Weighted
		Average	Average
	Number of	Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at January 1	177,466	$9.50
Granted	—	—
Exercised	79,126	9.06
Forfeited	—	—

Outstanding at September 30,	98,340	$9.85	$1,041,421

Exercisable at end of quarter	98,340		$1,041,421

Weighted-average fair value per option of options granted during the year	$—

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the September 30, 2007 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the changes in the market value of the Company’s stock.
  The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1,207,531 and $277,848, respectively.
   A summary of the status of the Company’s nonvested shares is presented below:

	Nine Months Ended
	September 30, 2007
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at January 1	31,829
Granted	10,798	$25.40
Vested	(11,437)
Forfeited	—	—

Novested at September 30,	31,190

     As of September 30, 2007, there was $363,213 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a period of three years.

7.	Employee Benefit Plan
     The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended
	September 30,
	2007	2006
Service cost	$167,680	$173,127
Interest cost	100,343	93,997
Expected return on plan assets	(111,378)	(98,960)
Amortization of transition (asset)	1,942	(4,745)
Amortization of prior service cost	(4,745)	1,942
Recognized net actuarial loss	5,258	15,239

Net periodic benefit cost	$159,100	$180,600

	Nine Months Ended
	September 30,
	2007	2006
Service cost	$503,040	$519,381
Interest cost	301,029	281,991
Expected return on plan assets	(334,134)	(296,880)
Amortization of transition (asset)	5,826	(14,235)
Amortization of prior service cost	(14,235)	5,826
Recognized net actuarial loss	15,774	45,717

Net periodic benefit cost	$477,300	$541,800

     The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it contributed $1,634,468 to its pension plan in 2006. As of September 30, 2007, the pension plan requires no additional contributions.

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
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,541,514 shares of common stock, par value $3.13 per share, held by approximately 435 holders of record on September 30, 2007. The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased a property in Haymarket, Virginia, where it plans to build its ninth full-service branch office scheduled to open during the first half of 2008. The Bank has leased a property in Bristow, Virginia, where it plans to build its tenth full-service branch office scheduled to open during the first half of 2009.
The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.
The Bank provides a range of consumer and commercial banking services to individuals and businesses. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The basic services offered by the Bank include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, traveler’s checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Star, NYCE, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.
The Bank operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. Assets managed by WMS increased by $16.9 million to $297.1 million on September 30, 2007, or 6.0%, when compared with September 30, 2006, with revenue increasing from $337,000 to $358,000 or 6.3%, for the respective third quarters of 2006 and 2007.
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
As of September 30, 2007, the Company had total consolidated assets of $486.5 million, total loans net of allowance for loan losses of $406.3 million, total consolidated deposits of $398.3 million, and total consolidated shareholders’ equity of $40.7 million.
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
Net income for the quarter ended September 30, 2007 was $1.21 million, an 18.4% decrease from the net income of $1.48 million for the quarter ended September 30, 2006. Net interest income declined $289,000 during the third quarter of 2007 compared to the same period one year earlier. In addition, there were increases of $60,000 in the provision for loan losses and $162,000 in other expenses.
Net income for the nine month period ended September 30, 2007 was $3.66 million, a 12.2% decrease from the net income of $4.17 million for the nine month period ended September 30, 2006. The comparative decline in net income for the nine month periods was partially due to the absence in 2007 of the one-time $250,000 pre-tax gain on the cancellation of a property usage contract experienced in the first quarter of 2006. In addition, net interest income declined $654,000 during the first nine months of 2007 compared to the same period one year earlier.
Net loans and total deposits were $406.3 million and $398.3 million, respectively, at September 30, 2007, a decrease of 1.8% and an increase of 0.8%, respectively, since September 30, 2006. WMS assets under management grew 6.0% from September 30, 2006 to September 30, 2007.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase during the remainder of 2007 and beyond if/as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. For the quarter ended September 30, 2007, demand deposits, NOW accounts, and savings deposits averaged 18%, 18%, and 8% of total average deposits, respectively, while the more interest-rate sensitive premium money market accounts, money market accounts, and certificates of deposit averaged 19%, 6% and 31% of total average deposits, respectively.
The Bank continues to have strong credit quality as evidenced by nonperforming assets totaling $1.38 million or 0.34% of total loans at September 30, 2007, as compared with $1.75 million, or 0.42% of total loans at December 31, 2006, and $1.73 million or 0.41% of total loans at September 30, 2006. The provision for loan losses was $120,000 for the third quarter of 2007 compared with $60,000 for the third quarter of 2006. Loan chargeoffs, net of recoveries, totaled $417,000, or 0.10% of total loans for the first nine months of 2007, compared with $86,000 or 0.03% of total loans for the first nine months of 2006. The increase in the provision for loan losses for the third quarter of 2007 compared with the third quarter of 2006 was largely in response to the increase in net loan chargeoffs during 2007, partially offset by the decrease in nonperforming loans.
Management seeks to continue the expansion of the Bank’s branch network in western Prince William County beyond the addition of two retail branch offices, in Haymarket and Bristow specifically, during the first quarter of 2008 and 2009, respectfully. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management also seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its current marketplace.

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
NET INCOME. Net income for the three months ended September 30, 2007 was $1.21 million or $0.34 per diluted share compared with $1.48 million or $0.41 per diluted share for the three months ended September 30, 2006. The decline in net income of 18.4% for the third quarter of 2007 versus the third quarter of 2006 was primarily due to the $289,000 decrease in net interest income in the third quarter of 2007 versus the third quarter of 2006, as well as increases of $60,000 in provision for loan losses and $162,000 in other expenses.
NET INTEREST INCOME. Net interest income decreased $289,000 or 5.9% to $4.61 million for the three months ended September 30, 2007 compared with $4.90 million for the three months ended September 30, 2006. The decrease in net interest income resulted primarily from the decrease in the net interest margin. Computed on a tax equivalent basis, the net interest margin for the September 2007 quarter was 4.02%, compared with 4.17% for the same quarter one year earlier. The primary reasons for the decrease in the net interest margin are the impact of the inversion of yield curve from July 2006 through mid-September 2007, coupled with competitive pressures on the pricing of interest-earning assets and interest-bearing liabilities. In an inverted yield curve, the interest rates on shorter-term debt instruments exceed the interest rates on longer-term debt instruments. In addition to the impact of the declining net interest margin on net interest income, total average earning assets decreased 2.3% from $464.4 million during the third quarter of 2006 to $454.0 million for the third quarter of 2007.
The yield on average interest-earning assets on a tax equivalent basis was 6.72% for the September 2007 quarter compared with 6.70% for the September 2006 quarter. Total interest income decreased $169,000 or 2.1% to $7.71 million for the three months ended September 30, 2007, compared with $7.88 million for the three months ended September 30, 2006, as a result of the decline in the volume of interest-earning assets. Interest and dividends on investment securities decreased $29,000 or 6.0%. Investment securities averaged $39.3 million for the third quarter of 2007 compared with $42.8 million for the same quarter one year earlier. The yield on investment securities was 4.85% on a tax equivalent basis for the third quarter of 2007, compared with 4.62% for the third quarter of 2006. Interest and fees on loans decreased $144,000 or 2.0% to $7.23 million for the September 2007 quarter compared with $7.37 million for the same quarter one year earlier. Average loans outstanding totaled $412.7 million and earned 6.90% on a tax-equivalent basis for the quarter ended September 30, 2007, compared with $420.6 million and 6.91%, respectively, for the quarter ended September 30, 2006.
Total interest expense increased $120,000 or 4.0% to $3.10 million for the three months ended September 30, 2007 from $2.98 million for the three months ended September 30, 2006. Average interest-bearing liabilities declined 2.0% to $369.3 million for the third quarter of 2007 compared with $376.7 million for the third quarter of 2006, while the average cost on interest-bearing liabilities increased to 3.32% from 3.12% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the increased balances in higher cost premium interest rate money market account. The average balance for the premium interest rate money market account was $78.6 million with an average cost of 4.10% for the three months ended September 30, 2007, compared with $54.2 million with an average cost of 4.06% for the three months ended September 30, 2006. Average time deposit balances for the third quarter of 2007 were $123.0 million at an average cost of 4.43%, compared with $126.4 million at an average cost of 4.25% for the same quarter one year earlier. Interest-bearing NOW account deposits averaged $71.0 million at an average cost of 1.30% for the September 2007 quarter, compared with $64.4 million at an average cost of 1.91% for the September 2006 quarter. Other interest-bearing money market deposits averaged $25.1 million at an average cost of 1.45% for the quarter ended September 30, 2007, compared with $34.5 million at an average cost of 1.38% for the same quarter one year earlier. Savings account deposits averaged $32.2 million at an average cost of 0.43% for the September 2007 quarter, compared with $36.7 million at an average cost of 0.37% for the September 2006 quarter. Average FHLB of Atlanta advances were $32.2 million at an average cost of 5.30% for the third quarter of 2007, and $42.3 million at an average cost of 5.08% one year earlier. Capital securities of the subsidiary trust averaged $4.1 million at an average cost of 6.89% for the September 2007 quarter, compared with $4.6 million at an average cost of 8.60% for the September 2006 quarter.
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the three-month periods ended September 30, 2007 and 2006. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$404,429	$7,137	6.90%	$410,750	$7,274	6.94%
Tax-exempt (1)	7,536	139	7.17%	8,194	149	7.09%
Nonaccrual	744	—		1,691	—

Total Loans	412,709	7,276	6.90%	420,635	7,423	6.91%

Securities
Taxable	36,024	420	4.66%	41,782	474	4.54%
Tax-exempt (1)	3,299	57	6.94%	1,011	20	7.91%

Total securities	39,323	477	4.85%	42,793	494	4.62%

Deposits in banks	641	5	3.25%	630	12	7.36%
Federal funds sold	1,289	15	4.69%	371	5	5.04%

Total earning assets	453,962	7,773	6.72%	464,429	7,934	6.70%

Less: Reserve for loan losses	(4,414)			(4,515)
Cash and due from banks	14,292			16,526
Bank premises and equipment, net	7,350			7,920
Other assets	16,093			15,601

Total Assets	$487,283			$499,961

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$73,072			$82,615

Interest-bearing deposits
NOW accounts	70,966	232	1.30%	64,439	74	1.91%
Money market accounts	25,112	92	1.45%	34,498	120	1.38%
Premium money market accounts	78,628	812	4.10%	54,173	554	4.06%
Savings accounts	32,173	34	0.43%	36,702	34	0.37%
Time deposits	122,956	1,372	4.43%	126,358	1,355	4.25%

Total interest-bearing deposits	329,835	2,542	3.06%	316,170	2,137	2.68%

Federal funds purchased	3,146	46	5.76%	13,653	185	5.37%
Federal Home Loan Bank advances	32,207	436	5.30%	42,293	550	5.08%
Company-obligated mandatorily redeemable capital securities	4,124	73	6.89%	4,572	100	8.60%

Total interest-bearing liabilities	369,312	3,097	3.32%	376,688	2,972	3.12%
Other liabilities	3,811			3,020
Shareholders’ equity	41,088			37,638

Total Liabilities & Shareholders’ Equity	$487,283			$499,961

Net interest spread		$4,676	3.40%		$4,962	3.58%

Interest expense as a percent of average earning assets			2.70%			2.53%
Net interest margin			4.02%			4.17%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the three-month periods ended September 30, 2007 and 2006. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Three Months Ended September 30, 2007 Compared to
	Three Months Ended September 30, 2006
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$(137)	$(215)	$78
Loans; tax-exempt (1)	(10)	(12)	2
Securities; taxable	(54)	(64)	10
Securities; tax-exempt (1)	37	45	(8)
Deposits in banks	(7)	—	(7)
Federal funds sold	10	11	(1)

Total Interest Income	(161)	(235)	74

INTEREST EXPENSE
NOW accounts	158	9	149
Money market accounts	(28)	(33)	5
Premium money market accounts	258	250	8
Savings accounts	—	(4)	4
Time deposits	17	(36)	53
Federal funds purchased	(139)	(142)	3
Federal Home Loan Bank advances	(114)	(132)	18
Company-obligated mandatorily redeemable capital securities	(27)	(10)	(17)

Total Interest Expense	125	(98)	223

Net Interest Income	$(286)	$(137)	$(149)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
The monitoring and management of net interest income is the responsibility of the Bank’s Asset and Liability Management Committee (“ALCO”). ALCO meets no less than once a month, and is comprised of the Bank’s senior management.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $120,000 and $60,000, respectively, for the three months ended September 30, 2007 and 2006. The respective amounts of the provision for loan losses were determined based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and nonperforming loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. Please refer to the section entitled “Critical Accounting Policies: Allowance for Loan Losses” above for an explanation of the allowance methodology.
TOTAL OTHER INCOME. Total other income increased by $119,000 or 8.4% from $1.42 million for the three months ended September 30, 2006 to $1.54 million for the three months ended September 30, 2007 primarily due to increased income from VISA check card fees and deposit service charge fees. Wealth management income increased $21,000 or 6.3% to $358,000 for the September 2007 quarter compared with $337,000 for the same quarter one year earlier. Management seeks to increase the level of its future fee income from WMS through the increase of its market share within the Company’s marketplace. WMS fees are projected to show moderate growth during the remainder of 2007 and through 2008. Service charges on deposit accounts increased $58,000 or 8.3% to $762,000 for the quarter ended September 30, 2007, compared with $704,000 for the same quarter one year earlier. This increase reflects the growth in retail-based transaction accounts resulting from the Bank’s “High Performance Checking” marketing campaign. Income on other service charges, commission and fees increased $40,000 or 10.5% to $417,000 for the quarter ended September 30, 2007 compared with $378,000 one year earlier primarily due to increased income from VISA check card fees.
TOTAL OTHER EXPENSES. Total other expenses increased 3.9% or $162,000 to $4.28 million for the three months ended September 30, 2007, compared with $4.12 million for the three months ended September 30, 2006. Salary and benefits expenses increased $30,000 or 1.3% from the September 2006 quarter to the September 2007 quarter. Net occupancy expenses increased $25,000 or 10.3% from the September 2006 quarter to the September 2007 quarter primarily reflecting increases in real estate taxes and building maintenance expense. Furniture and equipment expenses decreased $24,000 or 7.2% over the same time period primarily reflecting the reduction in technology software depreciation. Advertising and other business development expense decreased $6,000 or 4.2%. Consulting expense, which includes legal and audit fees, increased $65,000 or 40.0% due to increased legal and audit fees associated with the December 31, 2007 implementation of Section 404 of Sarbanes-Oxley. Data processing expense increased $60,000 or 20.9% reflecting the increase in the number of the Bank’s customers who use internet banking. Other operating expenses increased $12,000 or 1.8%, primarily reflecting increases in courier expenses.
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
The Bank expects salary and benefits to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to provide. The Bank projects to increase staff from its September 30, 2007 level of 143 full-time equivalent personnel by approximately 7 additional full-time equivalent person during the remainder of 2007 at an approximate additional salary and benefits cost of $40,000.

COMPARISION OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
NET INCOME. Net income for the nine months ended September 30, 2007 was $3.66 million or $1.03 per diluted share compared with $4.17 million or $1.16 per diluted share for the nine months ended September 30, 2006. The decline in net income of 12.2% for the first nine months of 2007 versus the same period of 2006 was primarily due to a $654,000 decrease in net interest income in the first nine months of 2007 versus the same period of 2006.
NET INTEREST INCOME. Net interest income decreased $654,000 or 4.5% to $13.89 million for the nine months ended September 30, 2007 compared with $14.54 million for the nine months ended September 30, 2006. The decrease in net interest income resulted from the decrease in the net interest margin. Computed on a tax equivalent basis, the net interest margin for the nine months ended September 2007 was 4.03%, compared with 4.29% for the same period one year earlier. The primary reasons for the decrease in the net interest margin are the impact of the inversion of yield curve from July 2006 through mid-September 2007, coupled with competitive pressures on the pricing of interest-earning assets and interest-bearing liabilities. In an inverted yield curve, the interest rates on shorter-term debt instruments exceed the interest rates on longer-term debt instruments. The impact of the declining net interest margin was partially offset by a 1.4% increase in total average earning assets from $451.6 million during the first nine months of 2006 to $458.0 million for the first nine months of 2007.
The yield on average interest-earning assets was 6.75% for the nine months ended September 30, 2007 compared with 6.54% for the nine months ended September 30, 2006. Total interest income increased $1.02 million or 4.6% to $23.21 million for the nine months ended September 30, 2007, compared with $22.19 million for the nine months ended September 30, 2006, as a result of the growth in the volume of interest-earning assets and in the average rate of interest earned. Interest and dividends on investment securities decreased $83,000 or 5.7%. Investment securities averaged $38.9 million for the first nine months of 2007 compared with $44.3 million for the same period one year earlier. The yield on investment securities was 4.79% on a tax equivalent basis for the first nine months of 2007, compared with 4.42% for the first nine months of 2006. Interest and fees on loans increased $1.04 million or 5.0% to $21.74 million for the nine months ended September 30, 2007 compared with the same period one year earlier. Average loans outstanding totaled $415.7 million and earned 6.95% on a tax equivalent basis for the nine months ended September 30, 2007, compared with $406.0 million and 6.78%, respectively, for the nine months ended September 30, 2006.
Total interest expense increased $1.67 million or 21.9% to $9.33 million for the nine months ended September 30, 2007 from $7.65 million for the nine months ended September 30, 2006. Average interest-bearing liabilities grew 3.4% to $372.7 million for the first nine months of 2007 compared with $360.4 million for the first nine months of 2006, while the average cost of interest-bearing liabilities increased to 3.34% from 2.83% for the same respective time periods. The increase in total interest expense and the average cost of interest-bearing liabilities is primarily due to the overall increase in short-term interest rates, as well as significantly increased balances in higher cost funding sources such as the premium interest rate money market account and time deposits. The average balance for the premium interest rate money market account was $69.0 million with an average cost of 4.10% for the nine months ended September 30, 2007 compared with $48.5 million with an average cost of 3.95% for the nine months ended September 30, 2006. Average time deposit balances for the first nine months of 2007 were $128.9 million at an average cost of 4.50%, compared with $115.7 million at an average cost of 3.89% for the same period one year earlier. Interest-bearing NOW account deposits averaged $71.3 million at an average cost of 1.23% for the nine months ended September 30, 2007, compared with $68.4 million at an average cost of 0.52% for the nine months ended September 30, 2006. Other interest-bearing money market deposits averaged $26.6 million at an average cost of 1.44% for the nine months ended September 30, 2007, compared with $38.0 million at an average cost of 1.38% for the same period one year earlier. Savings account deposits averaged $33.2 million at an average cost of 0.41% for the first nine months of 2007, compared with $37.8 million at an average cost of 0.34% for the first nine months of 2006. Average FHLB of Atlanta advances were $34.0 million at an average cost of 5.20% for the first nine months of 2007, and $38.0 million at an average cost of 4.97% for the same period one year earlier. Capital securities of the subsidiary trust averaged $5.5 million at an average cost of 7.26% for the nine months ended September 30, 2007, compared with $4.3 million at an average cost of 8.43% for the nine months ended September 30, 2006.

The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on assets and the average annualized cost of liabilities for the nine-month periods ended September 30, 2007 and 2006. These yields and costs are derived by annualizing the income or expense for the periods presented, and dividing the product of the annualization by the respective average daily balances of assets and liabilities for the periods presented.
AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(In Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$406,667	$21,463	6.95%	$396,714	$20,404	6.79%
Tax-exempt (1)	7,697	419	7.18%	8,085	449	7.32%
Nonaccrual	1,313	—		1,178	—

Total Loans	415,677	21,882	6.95%	405,977	20,853	6.78%

Securities
Taxable	37,071	1,299	4.63%	43,283	1,409	4.34%
Tax-exempt (1)	1,874	102	7.25%	1,016	60	7.84%

Total securities	38,945	1,401	4.79%	44,299	1,469	4.42%

Deposits in banks	1,192	26	2.87%	662	23	4.61%
Federal funds sold	2,155	82	5.02%	645	22	4.53%

Total earning assets	457,969	23,391	6.75%	451,583	22,367	6.54%

Less: Reserve for loan losses	(4,471)			(4,396)
Cash and due from banks	14,854			17,098
Bank premises and equipment, net	7,449			8,104
Other assets	15,792			15,181

Total Assets	$491,593			$487,570

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$74,823			$87,236

Interest-bearing deposits
NOW accounts	71,263	658	1.23%	68,424	264	0.52%
Money market accounts	26,594	286	1.44%	38,010	393	1.38%
Premium money market accounts	68,988	2,117	4.10%	48,469	1,432	3.95%
Savings accounts	33,216	103	0.41%	37,782	97	0.34%
Time deposits	128,880	4,341	4.50%	115,695	3,368	3.89%

Total interest-bearing deposits	328,941	7,505	3.05%	308,380	5,554	2.41%

Federal funds purchased	4,354	184	5.65%	9,752	389	5.34%
Federal Home Loan Bank advances	33,967	1,340	5.20%	37,978	1,432	4.97%
Company-obligated mandatorily redeemable capital securities	5,453	300	7.26%	4,275	273	8.43%

Total interest-bearing liabilities	372,715	9,329	3.34%	360,385	7,648	2.83%
Other liabilities	3,640			2,759
Shareholders’ equity	40,415			37,190

Total Liabilities & Shareholders’ Equity	$491,593			$487,570

Net interest spread		$14,062	3.41%		$14,719	3.72%

Interest expense as a percent of average earning assets			2.72%			2.26%
Net interest margin			4.03%			4.29%

RATE/VOLUME ANALYSIS
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the nine-month periods ended September 30, 2007 and 2006. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by the prior period rate); and changes in rate (change in rate multiplied by the prior period volume). Changes which cannot be separately identified are allocated proportionately between changes in volume and changes in rate.
RATE / VOLUME VARIANCE
(In Thousands)

	Nine Months Ended September 30, 2007 Compared to
	Nine Months Ended September 30, 2006
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$1,059	$405	$654
Loans; tax-exempt (1)	(30)	(22)	(8)
Securities; taxable	(110)	(190)	80
Securities; tax-exempt (1)	42	51	(9)
Deposits in banks	3	19	(16)
Federal funds sold	60	52	8

Total Interest Income	1,024	315	709

INTEREST EXPENSE
NOW accounts	394	13	381
Money market accounts	(107)	(118)	11
Premium money market accounts	685	606	79
Savings accounts	6	(12)	18
Time deposits	973	384	589
Federal funds purchased	(205)	(216)	11
Federal Home Loan Bank advances	(92)	(151)	59
Company-obligated mandatorily redeemable capital securities	27	75	(48)

Total Interest Expense	1,681	581	1,100

Net Interest Income	$(657)	$(266)	$(391)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $360,000 for both of the nine months ended September 30, 2007 and 2006.
TOTAL OTHER INCOME. Total other income increased by $139,000 or 3.2% from $4.33 million for the nine months ended September 30, 2006 to $4.47 million for the nine months ended September 30, 2007. Wealth management income increased $51,000 or 5.1% to $1.05 million for the first nine months of 2007 compared with $1.00 million for the same period one year earlier. Service charges on deposit accounts increased $76,000 or 3.7% to $2.14 million for the nine months ended September 30, 2007, compared with $2.06 million for the same period one year earlier. Income on other service charges, commission and fees increased $179,000 or 16.2% to $1.28 million for the nine months ended September 30, 2007, compared with $1.10 million one year earlier, primarily due to income from its ownership interest in Bankers Insurance, as well as increased income from VISA check card fees. During the first quarter of 2006, the Bank entered into an agreement cancelling a property usage contract for which the Bank received a one-time payment of $250,000, or approximately $165,000 net of applicable income taxes. Additionally, during the first quarter of 2006, the Bank sold $2.95 million of lower yielding investment securities at a loss of $83,000 and utilized the proceeds from the sale to retire high cost borrowed funds.
TOTAL OTHER EXPENSES. Total other expenses increased 1.6% or $196,000 to $12.74 million for the nine months ended September 30, 2007, compared with $12.54 million for the nine months ended September 30, 2006. Salary and benefits expenses increased $187,000 or 2.8% from the first nine months of 2006 to the first nine months of 2007. Annual salary and promotion increases were the primary cause for the growth in salary and benefits expenses. Net occupancy expenses increased $54,000 or 7.3% from the first nine months of 2006 to the first nine months of 2007 primarily reflecting increases in real estate taxes, as well as snow and ice removal. Furniture and equipment expenses decreased $119,000 or 11.8% over the same time period, primarily reflecting the decrease in computer hardware and software depreciation. Advertising expense increased $11,000 or 2.7%. Consulting expense, which includes legal and audit fees, decreased $28,000 or 4.1% due to reduced consulting expense for board governance and strategic planning. Data processing expense increased $119,000 or 14.1% reflecting the increase in the number of the Bank’s customer who utilize internet banking. Other operating expenses decreased $27,000 or 1.3%, primarily reflecting decreases in loan production expenses.
COMPARISON OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006 FINANCIAL CONDITION
Assets totaled $486.5 million at September 30, 2007, a decrease of 6.8% or $35.3 million from $521.8 million at December 31, 2006. Balance sheet categories reflecting significant changes include cash and due from banks, loans, deposits, FHLB of Atlanta advances, and company-obligated mandatorily redeemable capital securities. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. Cash and due from banks was $16.1 million and $21.0 million at September 30, 2007 and December 31, 2006, respectively. The decrease in cash and due from banks at September 30, 2007 is the result of timing differences of the Bank’s deposits with the Federal Reserve Bank of Richmond in order to satisfy reserve requirements.
LOANS. Net loans were $406.3 million at September 30, 2007, which is a decrease of $9.8 million or 2.3% from $416.1 million at December 31, 2006. The decline in net loans is primarily attributable to the decreases of $5.8 million in consumer loans and $3.9 million in commercial and industrial loans. The Bank’s loans are made primarily to customers located within the Bank’s primary market area. The Bank does not originate, nor hold in its loan portfolio, any subprime loans.
DEPOSITS. At September 30, 2007, total deposits were $398.3 million, reflecting a decrease of $17.8 million or 4.3% from $416.1 million at December 31, 2006. The decline was attributable to noninterest-bearing deposits decreasing $12.5 million and interest-bearing deposits decreasing $5.3 million. During the first nine months of 2007, the Bank decreased its usage of brokered deposits by $10.2 million from $20.2 million at December 31, 2006 to $10.0 million at September 30, 2007. The Bank expects to increase its non-brokered deposits during the remainder of 2007 and beyond through the offering of a wide array of value-added checking products, and selective rate premiums on interest-bearing time deposits.

FEDERAL HOME LOAN ADVANCES. FHLB of Atlanta advances were $35.0 million at September 30, 2007, compared with $55.0 million at December 31, 2006. The $20.0 million decrease in FHLB of Atlanta advances reflects the decline in profitable loan and investment opportunities and daily cash requirements.
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST (“capital securities”). Capital securities declined by $4.1 million from $8.2 million on December 31, 2006 to $4.1 million on September 30, 2007.
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
On September 21, 2006, the Company’s third subsidiary trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled trust preferred security offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. Both the capital securities and the subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis. The purpose of the September 2006 issuance was to use the proceeds to redeem on March 26, 2007 the existing capital securities issued on March 26, 2002. Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance is priced 190 basis points less than that of the March 2002 issuance, and the repayment of the March 2002 issuance on March 26, 2007 reduced the interest expense associated with the distribution on capital securities of subsidiary trust by $76,000 annually.
ASSET QUALITY
Nonperforming assets, in most cases, consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as loans that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the estimated value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency. Nonperforming assets totaled $1.38 million or 0.34% of total loans at September 30, 2007, as compared with $1.75 million or 0.42% of total loans at December 31, 2006, and $1.73 million or 0.42% of total loans at September 30, 2006.
The provision for loan losses was $360,000 for the first nine months of 2007 and 2006.
Loans that are 90 days past due and accruing interest totaled $165,000 at September 30, 2007 and $1,000 at December 31, 2006, respectively. No loss is anticipated on these loans based on the value of the underlying collateral and other factors. There are no loans, other than those disclosed above as either nonperforming or impaired, where known information about the borrower has caused management to have serious doubts about the borrower’s ability to repay the loan. There are also no other interest-bearing assets that would be subject to disclosure as either nonperforming or impaired if such interest-bearing assets were loans. The largest concentration of loans to borrowers engaged in similar activities at September 30, 2007 was $25.3 million for hotel/motel/inn loans, which represents 6.2% of total loans. No other concentration exceeded $12.4 million or approximately 3.0% of total loans.

CONTRACTUAL OBLIGATIONS
As of September 30, 2007, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2007, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
CAPITAL RESOURCES
Total shareholders’ equity was $40.7 million at September 30, 2007 compared to $38.7 million at December 31, 2006, an increase of $2.0 million, or 5.2%. Retained earnings increased by $1.7 million or 5.8% from December 31, 2006 to September 30, 2007. The change in the accumulated other comprehensive loss component of shareholders’ equity from December 31, 2006 to September 30, 2007 increased shareholders’ equity by $143,000. Included in the accumulated other comprehensive loss component of shareholders’ equity for both December 31, 2006 and September 30, 2007 is the implementation of SFAS No. 158 regarding the Bank’s defined benefit retirement plan, which increased the loss by $671,000 net of tax benefit at both dates.
The Company repurchased 27,370 shares of its common stock during the first nine months of 2007 at an average price of $22.01 per share for a total cost of $602,000. The Company’s newly issued 79,126 shares of common stock at an average price of $9.06 in connection with stock option exercises under the Company’s stock option plans during the first nine months of 2007 added a total of $717,000 to shareholders’ equity.
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

Under these guidelines, the $4.0 million at September 30, 2007 and $8.0 million at December 31, 2006 of capital securities issued by the Company’s subsidiary trusts are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, because the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. At both September 30, 2007 and December 31, 2006, the Company and the Bank exceed their minimum regulatory capital ratios. The following table sets forth the regulatory capital ratio calculations for the Company:
REGULATORY CAPITAL RATIOS
(In Thousands)

	September 30, 2007	December 31, 2006
Tier 1 Capital:
Shareholders’ Equity	$40,734	$38,712
Plus: Unrealized loss on securities available for sale	185	365
Plus: Unrealized loss on defined benefit plan under SFAS 158	671	671
Less: Intangible assets, net		(6)
Plus: Company-obligated mandatorily redeemable capital securities	4,000	8,000

Total Tier 1 Capital	45,590	47,742

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,413	4,471

Total Capital	$50,003	$52,213

Risk Weighted Assets:	$393,283	$404,603

Regulatory Capital Ratios:
Leverage Ratio	9.35%	9.50%
Tier 1 to Risk Weighted Assets	11.59%	11.80%
Total Capital to Risk Weighted Assets	12.71%	12.90%

LIQUIDITY
The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank’s commitments to make loans and management’s assessment of the Bank’s ability to generate funds. Cash and amounts due from depository institutions, interest-earning deposits in other banks, and federal funds sold totaled $16.4 million at September 30, 2007 compared with $41.7 million at December 31, 2006. These assets provide the primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $22.5 million are unpledged and readily salable. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $135.7 million at September 30, 2007 to provide additional sources of liquidity, as well as federal funds borrowing lines of credit with the Federal Reserve and various commercial banks totaling approximately $52.1 million. At September 30, 2007, $35.0 million of the FHLB of Atlanta line of credit and $4.4 million of the federal funds borrowing lines of credit were in use. Capital expenditures for the building of the Haymarket branch are estimated to be $1.5 million to be paid over an estimated nine month period beginning in the fourth quarter of 2007. Capital expenditures for the building of the Bristow branch are estimated to be $1.6 million also to be paid over an estimated nine month period beginning in the second half of 2008.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2007 and December 31, 2006. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.
LIQUIDITY SOURCES AND USES
(In Thousands)

	September 30, 2007			December 31, 2006
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$52,056	$4,400	$47,656	$51,901	$—	$51,901
Federal Home Loan Bank advances	135,698	35,000	$100,698	139,194	55,000	84,194
Federal funds sold			20			20,122
Securities, available for sale and unpledged at fair value			22,523			21,070

Total short-term funding sources	$187,754	$39,400	$170,897	$191,095	$55,000	$177,287

Uses:
Unfunded loan commitments and lending lines of credit			$83,613			$73,237
Letters of credit			6,267			8,679
Total potential short-term funding uses			$89,880			$81,916

Ratio of short-term funding sources to potential short-term funding uses			190.1%			216.4%

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
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company’s periodic reports.
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Total	Average	Total Number of	Maximum Number
	Number of	Price	Shares Purchased as	of Shares that May
	Share	Paid per	Part of Publicly	Yet Be Purchased
	Purchased	Shares	Announced Plan(1)	Under the Plan(1)
July 1 – 31, 2007	2,000	$20.70	2,000	198,468
August 1 – 31, 2007	15,200	$20.72	15,200	183,268
September 1 – 30, 2007	1,900	$20.70	1,900	181,368

Total	19,100		19,100

(1)	In September 1998, the Company announced a stock repurchase program for its common stock. Initially, the plan authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Annually, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On January 18, 2007, the Board authorized the Company to repurchase up to 208,738 shares (6% of the shares of common stock outstanding on January 1, 2007) beginning January 1, 2007 and continuing until the next Board reset. Since January 1, 2007, 27,370 shares of common stock have been repurchased.
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
Dated: November 12, 2007
/s/ Eric P. Graap
Eric P. Graap
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 12, 2007