Form 10-K
period 2007-12-31
FAUQUIER BANKSHARES, INC.
filed 2008-03-14
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No.: 000-25805
Fauquier Bankshares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1288193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Courthouse Square, Warrenton, Virginia (Address of principal executive offices)	20186 (Zip Code)
(540) 347-2700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $3.13 per share	The NASDAQ Stock Market LLC (NASDAQ Capital Market)
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
The aggregate market value of the registrant’s common shares held by “non-affiliates” of the registrant, based upon the closing sale price of its common stock on the NASDAQ Capital Market on June 30, 2007, was $76.6 million. Shares held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded as shares held by affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.
The registrant had 3,562,828 shares of common stock outstanding as of March 10, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders to be held on May 20, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,537,354 shares of common stock, par value $3.13 per share, held by approximately 432 holders of record on December 31, 2007. The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased properties in Haymarket, Virginia and Bristow, Virginia, where it plans to build its ninth and tenth full-service branch offices, respectively, scheduled to open during the first quarter of 2009.
THE FAUQUIER BANK
The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.
The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The basic services offered by the Bank include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, traveler’s checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Star, NYCE, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.
The Bank operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2007, assets managed by WMS increased by $5.7 million to $304.7 million, or 1.9%, when compared with 2006, with revenue increasing from $1.34 million to $1.41 million or 5.1%, over the same time period.
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

As of December 31, 2007, the Company had total consolidated assets of $489.9 million, total loans net of allowance for loan losses of $409.1 million, total consolidated deposits of $404.6 million, and total consolidated shareholders’ equity of $41.8 million.
LENDING ACTIVITIES
The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s total loans, net of allowance, at December 31, 2007 were $409.1 million, or 83.5% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, sub-prime loans or loans for highly leveraged transactions.
The Bank’s general market area for lending consists of Fauquier and Prince William Counties, Virginia and the neighboring communities. There is no assurance that this area will experience economic growth. Adverse conditions in any one or more of the industries operating in Fauquier or Prince William Counties, a slow-down in general economic conditions, and/or declines in the market value of local commercial and/or residential real estate could have an adverse effect on the Company and the Bank.
The Bank’s loans are concentrated in three major areas: real estate loans, consumer loans, and commercial loans. Approximately 9.2% and 5.8% of the Bank’s loan portfolio at December 31, 2007 consisted of commercial and consumer loans, respectively. The majority of the Bank’s loans are made on a secured basis. As of December 31, 2007, approximately 82.8% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans increased 3.1% to $28.92 million for 2007 compared with $28.04 million for 2006. No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.
LOANS SECURED BY REAL ESTATE
ONE TO FOUR (“1-4”) FAMILY RESIDENTIAL LOANS. The Bank’s 1-4 family residential mortgage loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2007, the Bank’s 1-4 family residential loans amounted to $171.0 million, or 41.3% of the total loan portfolio. Substantially the Bank’s entire single-family residential mortgage loans are secured by properties located in the Bank’s service area. The Bank requires private mortgage insurance (“PMI”) if the principal amount of the loan exceeds 80% of the value of the property held as collateral.
CONSTRUCTION LOANS. The majority of the Bank’s construction loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2007, the Bank’s construction loans totaled $37.2 million, or 9.0% of the total loan portfolio.
COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $132.9 million, or 32.1% of total loans at December 31, 2007, and consist principally of commercial loans for which real estate constitutes a source of collateral. These loans are secured primarily by owner-occupied properties. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

CONSUMER LOANS
The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans that are payable on an installment basis. The Bank offers a wide variety of consumer loans, including installment loans, credit card loans, and other secured and unsecured credit facilities. Approximately 85% of these loans, on a dollar-value basis, are for terms of seven years or less, and are secured by liens on motor vehicles of the borrowers. An additional 3% of consumer loans are secured by other personal assets of the borrower, and the remaining 12% are made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a seven-year amortization schedule. The consumer loan portfolio was $24.1 million or 5.8% of total loans at December 31, 2007.
COMMERCIAL LOANS
The Bank’s commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 92% of the Bank’s commercial loans, on a dollar-value basis, with an additional 2% secured by the borrower’s accounts receivable, and the remaining 6% of commercial loans made on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.
Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank’s loan officers. Certain credit risks are inherent in originating and keeping loans on the Bank’s balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $38.2 million or 9.2% of total loans at December 31, 2007.
DEPOSIT ACTIVITIES
Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers its regular savings, demand, NOW, premium NOW money market deposit accounts, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 88.5% of the Bank’s total deposits at December 31, 2007. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 9.2% of the Bank’s total deposits at December 31, 2007. During 2007, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank’s deposits are generated from Fauquier and Prince William Counties. Included in interest-bearing deposits at December 31, 2007 were $9.3 million of brokered deposits, or 2.3% of total deposits. All brokered deposits are individually less than $100,000, and represent a reciprocal arrangement for Bank customers who desire FDIC insurance for deposits above $100,000.
INVESTMENTS
The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank does not currently engage in any off-balance sheet hedging activities. The Bank’s total investments, at fair value, were $37.4 million, or 7.6% of total assets at December 31, 2007. During 2007, income from investments totaled $1.90 million, consisting entirely of interest and dividend income. During 2006, income from investments totaled $1.91 million, consisting of $1.99 million of interest and dividend income, partially offset by a loss on sale of investments of $83,000.
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
SARBANES-OXLEY ACT OF 2002. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly, and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance, internal controls and reporting procedures. The Company is complying with applicable SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future.
FINANCIAL SERVICES MODERNIZATION LEGISLATION. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”) was intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers under a “financial holding company” structure. Under the GLB Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although the Company could qualify to become a financial holding company under the GLB Act, it does not contemplate seeking to do so unless it identifies significant specific benefits from doing so. The GLB Act has not had a material effect on the Company operations. However, to the extent that the GLB Act permits banks, securities firms and insurance companies to affiliate with each other, the financial services industry may have experienced further consolidation resulting in a growing number of financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.
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
BANK REGULATION. The Bank is chartered under the laws of the Commonwealth of Virginia. The FDIC insures its deposits to the maximum extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the Federal Reserve and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to the Bank’s directors, officers and employees; restrictions on the opening and closing of branch offices; requirements regarding the maintenance of prescribed capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. State regulatory authorities also have broad enforcement powers over the Bank, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the Bank’s assets for the benefit of depositors and other creditors.

The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank received a rating of “satisfactory” at its last CRA performance evaluation as of February 13, 2006.
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
INSURANCE OF DEPOSITS. The Bank’s deposit accounts are insured by the FDIC up to applicable maximum limits. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of an insured bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose. The Bank is subject to deposit insurance assessments by the FDIC pursuant to regulations establishing a risk-related deposit insurance assessment system. FDIC quarterly assessments are based upon the institution’s capital rating according to the supervising regulators.
CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, retained earnings, qualifying perpetual preferred stock, and certain hybrid capital instruments, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, certain hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2007, the Bank had a total risk-based capital ratio of 12.81% and a Tier 1 risk-based capital ratio of 11.73%, and the Company had a total risk-based capital ratio of 12.98% and a Tier 1 risk-based capital ratio of 11.90%.
Each of the federal regulatory agencies has also established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets, or the “leverage ratio”). These guidelines generally provide for a minimum leverage ratio of 4.0% for banks and bank holding companies (3% for institutions receiving the highest rating on the CAMELS financial institution rating system.) As of December 31, 2007, the Bank had a leverage ratio of 9.36%, and the Company had a leverage ratio of 9.49%.

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
The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank was notified by the Federal Reserve Bank of Richmond that, at December 31, 2007, both the Company and the Bank were considered “well capitalized.”
FEDERAL HOME LOAN BANK OF ATLANTA. The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that provide funding to their members for making housing loans as well as loans for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to its members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the Bank. In addition, the Bank is required to pledge collateral for outstanding advances. The borrowing agreement with the FHLB of Atlanta provides for the pledge by the Bank of various forms of securities and mortgage loans as collateral.
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

CONSUMER LAWS AND REGULATIONS. The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.
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
EMPLOYEES
As of December 31, 2007, the Company and the Bank employed 128 full-time employees and 28 part-time employees compared with 121 full-time and 26 part-time employees as of December 31, 2006. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

AVAILABLE INFORMATION
The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company’s SEC filings are filed electronically and are available to the public over the internet at the SEC’s website at http://www.sec.gov. In addition, any document filed by the Company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. The Company’s website is http://www.fauquierbank.com. The Company makes its SEC filings available through this website under “Investor Relations,” “Documents” as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to Secretary, Fauquier Bankshares, Inc. at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 540-347-2700.
ITEM 1A. RISK FACTORS
We may be adversely affected by economic conditions in our market area.
Our marketplace is primarily in Fauquier and western Prince William Counties, Virginia and the neighboring communities. Many, if not most, of our customers live and/or work in the greater Washington, D.C. metropolitan area. Because our lending, deposit gathering, and wealth management services are concentrated in this market, we are affected by the general economic conditions in the greater Washington area. Changes in the economy may influence the growth rate of our loans and deposits, the quality of our loan portfolio and loan and deposit pricing and the performance of our wealth management business. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond our control could decrease the demand for banking products and services generally and/or impair the ability of existing borrowers to repay their loans, which could negatively affect our financial condition and performance.
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
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2007, approximately 41.3% and 32.1% of our $413.3 million loan portfolio were secured by post-construction residential and commercial real estate, respectively, with construction loans representing an additional 9.0% of our loans secured by real estate. Changes in the real estate market, such as deterioration in market value of collateral, or a decline in local employment, could adversely affect our customers’ ability to pay these loans, which in turn could impact our profitability. If the value of real estate serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan. In that event, we might have to increase the provision for loan losses, which could have a material adverse effect on our operating results and financial condition.
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
Our profitability depends in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. We may selectively pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, which, in turn, may affect our growth in loan and retail deposit volume. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates also affect the value of our loans. An increase in interest rates could adversely affect our borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets or a decrease in loan originations, either of which could have a material and negative effect on our results of operations. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Fluctuations in market rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.
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
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that apply to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, we were required to comply with Section 404 of the Sarbanes-Oxley Act and issue a report on our internal controls for the year ended December 31, 2007. These new rules and regulations increase our accounting, legal and other costs, and make some activities more difficult, time consuming and costly. In the event that we are unable to comply with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
The Northern Virginia and the greater Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is therefore a highly competitive banking and mortgage banking market. We face vigorous competition from other banks and other financial service institutions in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, larger lending limits, wider branch networks, and larger marketing budgets. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations and/or tax laws that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. Failure to compete effectively to attract new customers and/or retain existing customers may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.
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
We anticipate that we will need to expand our branch network to support our growth strategy. However, the timing and cost of entry into new branch locations is substantial, and the economic payback on new branches may be impeded and delayed, which could negatively constrain our growth, and adversely affect our performance and the value of our common stock.
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
Changes in accounting standards may affect our performance.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and statements of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, and recorded, processed, summarized and reported within the the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or omission. Additionally, controls can be circumvented by individual acts, by collusion by two or more people and/or by override of the established controls. Accordingly, because of the inherent limitations in our control systems and in our human nature, misstatements due to error or fraud may occur and not be detected.
Our information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach of security of these systems could result in failures or disruptions in our customer relationship management, our transaction processing systems and our various accounting and data management systems. While we have policies and procedures designed to prevent and/or limit the effect of the failure, interruption or security breach of our communication and information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or, if they do occur, they will be adequately addressed on a timely basis. The occurrence of failures, interruptions or security breaches of our communication and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Bank owns or leases property and operates branches at the following locations:

Location	Lease/Own	Rent (Annual)	Expiration	Renewal

Main Office * P.O. Box 561 10 Courthouse Square Warrenton, VA 20186	Own	N/A	N/A	N/A

Catlett Office Rt. 28 and 806 Catlett, VA 20119	Own	N/A	N/A	N/A

Sudley Road Office 8091 Sudley Rd. Manassas, VA 20109	Lease	$52,559 for 2008 $54,135 for 2009	2010	None

Old Town Office Center Street	Lease	$40,700 from 2007 to 2011.	2011	Two additional options for 10 years each.
Manassas, VA 20110

New Baltimore Office 5119 Lee Highway Warrenton, VA 20187	Own	N/A	N/A	N/A

The Plains Office 6464 Main Street The Plains, VA 20198	Own	N/A	N/A	N/A

View Tree Office 216 Broadview Avenue Warrenton, VA 20186	Own	N/A	N/A	N/A

Finance/Accounting Office 98 Alexandria Pike Warrenton, VA 20186	Lease	$36,648	2010	N/A

Bealeton Office US Rt. 17 & Station Dr. Bealeton, VA 22712	Own	N/A	N/A	N/A

Haymarket Property	Lease	$150,000 for first 12 months	2025	Two additional options for
Market Square at Haymarket		of occupancy and increasing		5 years each.
Haymarket, VA 20169		3% annually.

Bristow Property Bristow Shopping Center 10250 Bristow Center Drive	Lease	$150,000 for first 12 months of occupancy and increasing 3% annually.	2018	Two additional options for 5 years
Bristow, VA 20136

*	The Bank and the Company occupy this location.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2007.
EXECUTIVE OFFICERS OF THE REGISTRANT

		First Year as
		Executive	Age as of
	Position Held with Company and/or Principal Occupations and Directorships During Past	Officer	December
Name	Five Years	of Company	31, 2007

Randy K. Ferrell	Chief Executive Officer of the Company since May 2004. President of the Company since May 2003. Senior Vice President of the Company from 1994 to May 2003. Chief Executive Officer of the Bank since May 2003. President of the Bank since 2002. Chief Operating Officer of the Bank from 2002 to June, 2003. Director of the Company since December 2003. Director of the Bank since 2002.	1994	57

Gregory D. Frederick	Executive Vice President and Chief Operating Officer of the Company since January 2007. President, Chief Operating Officer, and Director of Virginia Community Bank in Louisa, Virginia from 2002 to 2006. From 1996 to 2002, Senior Vice President Correspondent Banking at RBC Centura, Rocky Mount, North Carolina.	2007	48

Eric P. Graap	Executive Vice President of the Company and the Bank since May 2007. Chief Financial Officer of the Company and the Bank since 2000. Senior Vice President of the Company and the Bank from November 2000 to May 2007.	2000	54

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock trades on the NASDAQ Capital Market of the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “FBSS”. The Company’s common stock commenced trading on NASDAQ on December 27, 1999. As of March 10, 2008, there were 3,562,828 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 384 holders of record. As of March 10, 2008, the closing market price of the Company’s common stock was $17.04.
The following table sets forth the high and low sales prices as reported by NASDAQ for the Company’s common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2007		2006		Dividends per share
	High	Low	High	Low	2007	2006
1st Quarter	$26.50	$24.95	$25.24	$24.12	$0.190	$0.175

2nd Quarter	$26.27	$22.41	$25.60	$24.00	$0.20	$0.19

3rd Quarter	$23.65	$16.96	$25.06	$21.25	$0.20	$0.19

4th Quarter	$22.00	$16.05	$26.00	$23.89	$0.20	$0.19
The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. The Company’s ability to pay cash dividends will depend entirely upon the Bank’s ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2007, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $10.3 million.
In September 1998, the Company announced a stock repurchase program for its common stock. Initially, the plan authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Annually, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On January 18, 2007, the Board authorized the Company to repurchase up to 208,738 shares (6% of the shares of common stock outstanding on January 1, 2007) beginning January 1, 2007 and continuing until the next Board reset. 33,770 shares of common stock were repurchased during 2007. On January 19, 2008, the Board authorized the Company to repurchase up to 212,241 shares (6% of the shares of common stock outstanding on January 1, 2008) beginning January 1, 2008 and continuing until the next Board reset.
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

SELECTED FINANCIAL DATA

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003
EARNINGS STATEMENT DATA:
Interest income	$30,944	$30,152	$25,414	$21,978	$19,136
Interest expense	12,268	10,902	6,338	4,411	4,001

Net interest income	18,676	19,250	19,076	17,567	15,135
Provision for loan losses	717	360	473	540	784

Net interest income after provision for loan losses	17,959	18,890	18,603	17,027	14,351
Noninterest income	6,063	5,908	5,268	5,086	4,780
Securities gains (losses)	—	(83)	—	(47)	248
Noninterest expense	16,982	16,648	15,653	14,848	13,222

Income before income taxes	7,040	8,067	8,218	7,218	6,157
Income taxes	2,087	2,463	2,517	2,240	1,821

Net income	$4,953	$5,604	$5,701	$4,978	$4,336

PER SHARE DATA:
Net income per share, basic	$1.41	$1.61	$1.66	$1.49	$1.31
Net income per share, diluted	$1.39	$1.56	$1.60	$1.41	$1.24
Cash dividends	$0.79	$0.745	$0.645	$0.56	$0.48
Average basic shares outstanding	3,504,761	3,472,217	3,434,093	3,329,367	3,308,124
Average diluted shares outstanding	3,563,343	3,582,241	3,562,564	3,509,032	3,480,588
Book value at period end	$11.82	$11.08	$10.32	$9.40	$8.59

BALANCE SHEET DATA:
Total Assets	$489,896	$521,854	$481,245	$429,199	$378,584
Loans, net	409,107	416,061	381,049	337,792	295,312
Investment securities	37,377	40,353	48,391	58,595	52,386
Deposits	404,559	416,071	391,657	374,656	321,129
Shareholders’ equity	41,828	38,534	35,579	31,891	28,463

PERFORMANCE RATIOS:
Net interest margin(1)	4.14%	4.28%	4.67%	4.68%	4.80%
Return on average assets	1.01%	1.14%	1.27%	1.21%	1.24%
Return on average equity	12.16%	14.86%	16.94%	16.82%	15.84%
Dividend payout	56.46%	46.21%	38.95%	37.60%	36.63%
Efficiency ratio(2)	67.96%	65.62%	63.77%	65.12%	65.17%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans, net	1.02%	1.07%	1.11%	1.19%	1.20%
Non-performing loans to allowance for loan losses	50.85%	39.11%	4.60%	4.51%	27.06%
Non-performing assets to period end loans and other repossessed assets owned	0.51%	0.42%	0.05%	0.05%	0.33%
Net charge-offs to average loans	0.24%	0.03%	0.08%	0.02%	0.04%

CAPITAL RATIOS:
Leverage	9.49%	9.54%	8.66%	8.30%	8.58%
Risk Based Capital Ratios:
Tier 1 capital	11.90%	11.80%	10.83%	10.87%	11.51%
Total capital	12.98%	12.90%	11.97%	12.10%	12.76%

(1)	Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company’s net yield on its earning assets.

(2)	Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and non-interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
FORWARD-LOOKING STATEMENTS
In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company and the Bank, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the Bank’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our plans to expand our branch network and increase our market share, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.
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
ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on three basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.
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
The Bank is the primary independent community bank in its immediate market area as measured by deposit market share. It seeks to be the primary financial service provider for its market area by providing the right mix of consistently high quality customer service, efficient technological support, value-added products, and a strong commitment to the community.
Net income of $4.95 million in 2007 was an 11.6% decrease from 2006 net income of $5.60 million. The Company and the Bank’s primary operating businesses are in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. Loans, net of reserve, decreased 1.7% in 2007 compared with growth of 9.2%, 12.8%, 14.4% and 38.2% of net loans in 2006, 2005, 2004, and 2003, respectively. Deposits decreased 2.8% from year-end 2006 to year-end 2007 compared with an increase of 6.2% from year-end 2005 to year-end 2006, and 4.5% from year-end 2004 to year-end 2005. Assets under WMS management grew 1.9%, 17.8% and 7.8%, respectively, during 2007, 2006 and 2005.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2008 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. During 2007, demand deposits, NOW, and savings deposits averaged 18.7%, 18.0%, and 8.1% of total average deposits, respectively, while the more interest-rate sensitive Premium money market accounts, money market accounts, and certificates of deposit averaged 17.7%, 6.6% and 31.0% of total average deposits, respectively.
The Bank continues to have strong credit quality as evidenced by non-performing assets totaling $2.1 million or 0.51% of total loans at December 31, 2007, as compared with $1.75 million or 0.42% of total loans at December 31, 2006. The provision for loan losses was $717,000 for 2007 compared with $360,000 for 2006. Loan chargeoffs, net of recoveries, totaled $1.00 million or 0.24% of total loans for 2007, compared with $128,000 or 0.03% of total loans for 2006. Approximately $650,000 of the chargeoffs for 2007 pertained to partial chargeoffs of two loan relationships, one that has been concluded without any additional loss, and the other that should be concluded without any significant future loss. The $357,000 or 99.2% increase in the provision for loan losses from 2006 to 2007 was largely in response to the $872,000 increase in net loan chargeoffs, partially offset by the continuation in the relatively low level of remaining non-performing loans over the last year, as well as the net decline in loans outstanding during 2007.
Management seeks to continue the expansion of its branch network. The Bank has leased properties in Haymarket, Virginia and Bristow, Virginia, where it plans to build its ninth and tenth full-service branch offices, respectively, both scheduled to open during the first quarter of 2009. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its marketplace.
The following table presents a quarterly summary of earnings for the last two years. In 2006, earnings exhibited a flattening, and in the fourth quarter, decline in profitability when compared with the same quarter from the prior year, primarily from the decreasing net interest margin and its impact on net interest income. The decreasing net interest margin continued for the first three quarters of 2007, which in turn, resulted in lower net interest income compared to the prior year. During the fourth quarter of 2007, there was improvement in the net interest margin and net interest income, but this was more than offset by a $357,000 provision for loan losses. There was no provision for loan losses during the fourth quarter of 2006.

	EARNINGS
	(In Thousands, except per share data)
	Three Months Ended 2007				Three Months Ended 2006
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$7,730	$7,706	$7,746	$7,762	$7,958	$7,875	$7,398	$6,921
Interest expense	2,940	3,097	3,044	3,187	3,253	2,977	2,495	2,182

Net Interest Income	4,790	4,609	4,702	4,575	4,705	4,898	4,903	4,739
Provision for loan losses	357	120	120	120	—	60	180	120

Net interest income after provision for loan losses	4,433	4,489	4,582	4,455	4,705	4,838	4,723	4,619
Other Income	1,589	1,538	1,513	1,423	1,490	1,419	1,433	1,483
Other Expense	4,245	4,283	4,265	4,189	4,102	4,121	4,315	4,105

Income before income taxes	1,777	1,744	1,830	1,689	2,093	2,136	1,841	1,997
Income tax expense	487	534	550	516	658	653	553	599

Net income	$1,290	$1,210	$1,280	$1,173	$1,435	$1,483	$1,288	$1,398

Net income per share, basic	$0.37	$0.34	$0.36	$0.33	$0.41	$0.43	$0.37	$0.40

Net income per share, diluted	$0.36	$0.34	$0.36	$0.33	$0.40	$0.41	$0.36	$0.39
2007 COMPARED WITH 2006
Net income of $4.95 million in 2007 was a 11.6% decrease from 2006 net income of $5.60 million. Earnings per share on a fully diluted basis were $1.39 in 2007 compared to $1.56 in 2005. Profitability as measured by return on average equity decreased from 14.86% in 2006 to 12.16% in 2007. Profitability as measured by return on average assets decreased from 1.14% in 2006 to 1.01% in 2007.
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
NET INTEREST INCOME AND EXPENSE
2007 COMPARED WITH 2006
Net interest income decreased $574,000 or 3.0% to $18.68 million for the year ended December 31, 2007 from $19.25 million for the year ended December 31, 2006. The decrease in net interest income was due to the Company’s net interest margin decreasing from 4.28% in 2006 to 4.14% in 2007, primarily due to the flat and inverted yield curve through the first three quarters of 2007, as well as competitive pricing. Partially offsetting the impact of the declining net interest margin was the relatively small impact of total average earning assets increasing from $455.5 million in 2006 to $457.5 million in 2007. The percentage of average earning assets to total assets increased in 2007 to 93.1% from 92.8% in 2006.
The net interest margin pressure caused by the economic environment of a flat and inverted yield curve proved to be challenging for the Bank during much of 2007. At June 30, 2004, just as the Federal Open Market Committee (the “Fed”) began raising the federal funds rate, the yield on a three month maturity treasury bond was 1.37% or 253 basis points below the 3.90% yield on a five year treasury and 332 basis points below the 4.69% yield on a 10 year treasury. At October 30, 2006, that yield had inverted to the point that a three month treasury was yielding 5.12%, while the five year and ten year treasury were yielding 4.74% and 4.77%, respectively. The yield curve changed from a more than 250 basis point premium for a longer investment to a position where there is no premium or, in fact, a discount. This presented funding and interest margin management pressures, as a flat or inverted yield curve significantly increased competition for deposits and their cost. While deposit costs rapidly increased, the lack of a similar movement in longer-term rates limited the yield increase on fixed rate loans.

During the fourth quarter of 2007, the Fed began lowering the federal funds rate, and the shape of the yield curve became less flat and more positively sloped. As a result, the net interest margin for the fourth quarter of 2007 improved to 4.16% as compared to 3.98% for the fourth quarter of 2006. Through January 31, 2008, the Fed has continued the reduction of the federal funds rate, which is projected to benefit the Bank’s net interest margin for at least the first two quarters of 2008.
Total interest income increased $792,000 or 2.6% to $30.94 million in 2007 from $30.15 million in 2006. This increase was due to the increase in total average earning assets of $2.0 million or 0.4%, from 2006 to 2007, as well as the 15 basis point increase in the average yield.
Average loan balances increased from $409.6 million in 2006 to $415.5 million in 2007. The average yield on loans increased to 7.01% in 2007 compared with 6.90% in 2006. Together, this resulted in a $877,000 increase in interest and fee income from loans for 2007 compared with 2006.
Average investment security balances decreased $4.3 million from $43.6 million in 2006 to $39.3 million in 2007. The tax-equivalent average yield on investments increased from 4.63% in 2006 to 5.00% in 2007. Together, there was a decrease in interest and dividend income on security investments of $91,000 or 4.5%, from $1.99 million in 2006 to $1.90 million in 2007. Interest income on federal funds sold decreased $1,000 from 2006 to 2007 as average balances and yield were virtually the same in both 2006 and 2007.
Total interest expense increased $1.37 million or 12.5% from $10.90 million in 2006 to $12.27 million in 2007 primarily due to the outflow of deposits from the Bank’s noninterest-bearing demand deposits and the growth in the Bank’s Premium money market account, as well as its time deposit accounts and NOW deposit accounts. Interest paid on deposits increased $1.97 million or 25.0% from $7.88 million in 2006 to $9.85 million in 2007. Average Premium money market account balances increased $21.3 million from 2006 to 2007 while their average rate increased from 3.98% to 3.99% over the same period resulting in an additional $856,000 of interest expense in 2007. Average time deposit balances increased $5.2 million from 2006 to 2007 while the average rate on time deposits increased from 4.06% to 4.44% resulting in an additional $693,000 of interest expense in 2007. Average NOW deposit balances increased $5.2 million from 2006 to 2007 while the average rate on NOW accounts increased from 0.59% to 1.28% resulting in an additional $528,000 of interest expense in 2007.
Interest expense on federal funds purchased decreased $209,000 from 2006 to 2007 due to the $3.9 million decrease in average federal funds purchased. Interest expense on FHLB of Atlanta advances decreased $333,000 from 2006 to 2007 due to the $7.3 million decrease in average FHLB advances. The average rate on total interest-bearing liabilities increased from 2.99% in 2005 to 3.30% in 2006.
2006 COMPARED WITH 2005
Net interest income increased $175,000 or 0.9% to $19.25 million for the year ended December 31, 2006 from $19.08 million for the year ended December 31, 2005. This increase resulted from an increase in total average earning assets from $412.7 million in 2005 to $455.5 million in 2006, largely offset by a 39 basis point decrease in the net interest margin. The percentage of average earning assets to total assets increased in 2006 to 92.8% from 91.8% in 2005. The Company’s net interest margin decreased from 4.67% in 2005 to 4.28% in 2006 primarily due to the economic environment of a flattening and inverted yield curve as previously discussed.
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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	12 Months Ended December 31, 2007			12 Months Ended December 31, 2006			12 Months Ended December 31, 2005
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$406,545	$28,551	7.02%	$400,218	$27,647	6.91%	$351,073	$22,847	6.51%
Tax-exempt (1)	7,613	554	7.28%	8,069	595	7.37%	7,089	513	7.24%
Nonaccrual (2)	1,329	—		1,283	—		110	—

Total Loans	415,487	29,105	7.01%	409,570	28,242	6.90%	358,272	23,360	6.52%

Securities
Taxable	36,679	1,781	4.86%	42,615	1,941	4.55%	51,427	2,121	4.12%
Tax-exempt (1)	2,619	182	6.95%	1,015	80	7.85%	1,024	79	7.74%

Total securities	39,298	1,963	5.00%	43,630	2,021	4.63%	52,451	2,200	4.15%

Deposits in banks	921	34	3.64%	501	26	5.25%	302	7	2.41%
Federal funds sold	1,800	92	5.04%	1,832	92	5.03%	1,627	47	2.90%

Total earning assets	457,506	31,194	6.82%	455,533	30,381	6.67%	412,652	25,614	6.21%

Less: Reserve for loan losses	(4,451)			(4,426)			(4,250)
Cash and due from banks	15,037			16,457			17,701
Bank premises and equipment, net	7,399			7,996			8,452
Other assets	16,057			15,217			15,169

Total Assets	$491,548			$490,777			$449,724

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$75,446			$84,988			$87,550

Interest-bearing deposits
NOW accounts	72,403	923	1.28%	67,190	395	0.59%	97,512	909	0.93%
Money market accounts	26,516	391	1.47%	36,159	504	1.39%	54,650	695	1.27%
Premium money market accounts	71,385	2,850	3.99%	50,134	1,994	3.98%	8,207	304	3.70%
Savings accounts	32,499	137	0.42%	36,972	131	0.35%	41,725	137	0.33%
Time deposits	124,850	5,547	4.44%	119,650	4,854	4.06%	94,215	2,904	3.08%

Total interest-bearing deposits	327,653	9,848	3.01%	310,105	7,878	2.54%	296,309	4,949	1.67%

Federal funds purchased	4,484	243	5.42%	8,427	452	5.37%	5,105	203	3.97%
Federal Home Loan Bank advances	34,107	1,802	5.28%	41,373	2,136	5.16%	20,625	911	4.42%
Capital securities of subsidiary trust	5,118	375	7.32%	5,276	436	8.26%	4,124	275	6.67%

Total interest-bearing liabilities	371,362	12,268	3.30%	365,181	10,902	2.99%	326,163	6,338	1.94%

Other liabilities	4,011			2,909			2,358
Shareholders’ equity	40,729			37,699			33,653

Total Liabilities & Shareholders’ Equity	$491,548			$490,777			$449,724

Net interest spread		$18,926	3.52%		$19,479	3.68%		$19,276	4.26%

Interest expense as a percent of average earning assets			2.68%			2.39%			1.54%
Net interest margin			4.14%			4.28%			4.67%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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
RATE / VOLUME VARIANCE
(In Thousands)

	2007 Compared to 2006			2006 Compared to 2005
		Due to	Due to		Due to	Due to
	Change	Volume	Rate	Change	Volume	Rate
INTEREST INCOME			—
Loans; taxable	$903	$261	642	$4,800	$3,060	$1,740
Loans; tax-exempt (1)	(40)	(34)	(6)	82	72	10
Securities; taxable	(158)	(255)	97	(180)	(276)	96
Securities; tax-exempt (1)	102	126	(24)	1	—	1
Deposits in banks	7	22	(15)	19	5	14
Federal funds sold	(1)	(1)	—	45	6	39

Total Interest Income	813	119	694	4,767	2,867	1,900

INTEREST EXPENSE
NOW accounts	528	31	497	(514)	(283)	(231)
Premium NOW accounts	(113)	(134)	21	1,690	1,552	138
Money market accounts	856	845	11	(191)	(235)	44
Savings accounts	5	(16)	21	(6)	(15)	9
Time deposits	693	211	482	1,950	784	1,166
Federal funds purchased and securities sold under agreements to repurchase	(209)	(212)	3	250	133	117
Federal Home Loan Bank advances	(333)	(375)	42	1,224	917	307
Capital securities of subsidiary trust	(61)	(13)	(48)	161	77	84

Total Interest Expense	1,366	337	1,029	4,564	2,930	1,634

Net Interest Income	$(553)	$(218)	$(335)	$203	$(63)	$266

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $717,000 for 2007, $360,000 for 2006, and $473,000 for 2005. The amount of the provision for loan loss for 2007, 2006, and 2005 was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
The increase in the provision for loan losses during 2007 was largely in response to the increase in net loan chargeoffs in 2007. The decrease in the provision for loan losses from 2005 to 2006 was largely in response to decline in net loan chargeoffs, as well as the continuation in the low level of non-performing loans over the period, partially offset by the impact of continued growth in new loan originations during 2005 and 2006. Loan chargeoffs, net of recoveries, totaled $1.00 million for 2007, $128,000 for 2006, and $295,000 for 2005.

LOAN PORTFOLIO
At December 31, 2007, 2006, and 2005 net loans accounted for 83.5%, 79.7%, and 79.2% of total assets, respectively, and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.
The Company has adopted Financial Accounting Standards Board (“FASB”) Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by FASB Statement No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” FASB Statement No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. FASB Statement No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.
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
Non-performing assets totaled $2.1 million or 0.51% of total loans at December 31, 2007, as compared with $1.75 million or 0.42% of total loans at December 31, 2006 and $195,000, or 0.05% of total loans at December 31, 2005. Non-performing assets as a percentage of the allowance for loan losses were 50.9%, 39.1% and 4.6% at December 31, 2007, 2006 and 2005, respectively. The number of non-performing loan relationships increased from seventeen at December 31, 2006 to thirty-two at December 31, 2007, which was the primary reason for the increase in non-performing assets. The increase from December 31, 2005 to December 31, 2006 was primarily due to the addition to non-performing status of two loan relationships. The first relationship consists of multiple loans to one borrower totaling $1.01 million. Of the $1.01 million, approximately $851,000 has a 75% federal government guarantee from the U. S. Small Business Administration. The second relationship consists of one loan totaling $0.5 million collateralized by real estate.
Loans that were 90 days past due and accruing interest totaled $770,000, $1,000, and $679,000 at December 31, 2007, 2006, and 2005, respectively. No loss is anticipated on any loan 90 days past due and accruing interest. Of the loans 90 days past due and accruing at December 31, 2007, $758,000 consisted of two loans. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.
At December 31, 2007, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.

At December 31, 2007, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentrations at December 31, 2007 were approximately 6.7% of loans to the hospitality industry (hotels, motels, inns, etc.). For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of this report entitled “We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.”
Based on recently enacted regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of December 31, 2007, construction and land loans are $38.5 million or 78.44% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $35.1 million or 71.59% of the concentration level.
Total loans on the balance sheet are comprised of the following classifications as of December 31, 2007, 2006, 2005, 2004, and 2003.
LOAN PORTFOLIO
(In Thousands)

	December 31,
	2007	2006	2005	2004	2003
Loans secured by real estate:
Construction	$37,204	$33,662	$27,302	$29,270	$21,243
Secured by farmland	1,365	1,365	535	965	1,329
1-4 family residential	170,983	168,310	153,997	136,165	119,116
Commercial real estate	132,918	134,955	120,416	100,757	81,884
Commercial and industrial loans (except those secured by real estate)	38,203	41,508	35,497	24,036	21,070
Consumer loans to individuals (except those secured by real estate)	24,133	31,952	38,677	41,088	41,429
All other loans	8,824	9,273	9,386	9,941	13,033

Total loans	$413,630	$421,025	$385,810	$342,222	$299,104

The following table sets forth certain information with respect to the Bank’s non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:
NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE
(Dollars in Thousands)

	Years ended December 31,
	2007	2006	2005	2004	2003
Non-accrual loans	$1,906	$1,608	$13	$62	$967

Restructured loans	—	—	—	—	—

Other repossessed assets owned	222	140	182	121	—

Total non-performing assets	$2,128	$1,748	$195	$183	$967

Loans past due 90 days accruing interest	$770	$1	$679	$162	$840

Allowance for loan losses to total loans at period end	1.02%	1.07%	1.11%	1.19%	1.20%

Non-performing assets to period end loans and other repossessed assets owned	0.51%	0.42%	0.05%	0.05%	0.33%
Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see “Allowance for Loan Losses” in Note 5 of the Notes to Consolidated Financial Statements contained herein.

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
At December 31, 2007, 2006, 2005, 2004, and 2003, the allowance for loan losses was $4,185,000, $4,471,000, $4,238,000, $4,060,000, and $3,575,000, respectively. As a percentage of total loans, the allowance for loan losses declined from 1.07% at December 31, 2006 to 1.02% at December 31, 2007 even though the percentage of non-performing assets to total loans and other repossessed assets increased from 0.42% to 0.51% over the same time period. This was primarily due to an allowance for loan loss allocation of $489,000 specifically reserved for one loan at December 31, 2006. This loan was resolved in 2007, with the resolution including the charge-off of the previously reserved $489,000.
The following table summarizes the Bank’s loan loss experience for each of the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively:
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	Years ended December 31,
	2007	2006	2005	2004	2003

Allowance for loan losses, January 1,	$4,471	$4,238	$4,060	$3,575	$2,910

Loans charged-off:
Commercial and industrial	762	56	18	102	74
Construction	—	—	—	—	—
Secured by farmland	—	—	—	—	—
1-4 family residential real estate	—	—	—	11	—
Commercial real estate	—	—	—	—	19
Consumer	301	200	330	243	186

Total loans charged-off	1,063	256	348	356	279

Recoveries:
Commercial and industrial	—	60	10	142	60
Construction	—	—	—	—	—
Secured by farmland	—	—	—	—	—
1-4 family residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	128	75
Consumer	60	69	43	31	25

Total loans recoveries	60	129	53	301	160

Net Charge-Offs	1,003	127	295	55	119

Provision for loan losses	717	360	473	540	784

Allowance for loan losses, December 31,	$4,185	$4,471	$4,238	$4,060	$3,575

Ratio of net charge-offs to average loans	0.24%	0.03%	0.08%	0.02%	0.04%

The following table allocates the allowance for loan losses at December 31, 2007, 2006, 2005, 2004, and 2003 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2007		2006		2005
	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans	Losses	Loans

Commercial & industrial	$1,334	9.24%	$1,367	9.86%	$1,234	9.20%
Real Estate:
Construction	317	8.99%	403	8.00%	318	7.08%
Secured by farmland	10	0.33%	17	0.32%	—	0.14%
1-4 Family residential	603	41.34%	475	39.98%	479	39.92%
Commercial real estate	1,560	32.13%	1,741	32.05%	1,548	31.21%
Consumer	356	5.83%	463	7.59%	659	10.02%
All other loans	5	2.13%	5	2.20%	—	2.43%

	$4,185	100.00%	$4,471	100.00%	$4,238	100.00%

	2004		2003
	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans

Commercial & industrial	$1,102	7.02%	$1,701	7.04%
Real Estate:
Construction	466	8.55%	—	7.10%
Secured by farmland	—	0.28%	—	0.44%
1-4 Family residential	607	39.79%	634	39.82%
Commercial real estate	1,136	29.44%	439	27.38%
Consumer	681	12.01%	801	13.85%
All other loans	68	2.90%	—	4.36%

	$4,060	100.00%	$3,575	100.00%

NON-INTEREST INCOME
2007 COMPARED WITH 2006
Total non-interest income increased by $237,000 from $5.83 million in 2006 to $6.06 million in 2007. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. This increase stemmed primarily from revenues related to the continued growth of the Bank’s deposit base and retail banking activities, and the increase of estate and brokerage fees within the Bank’s WMS division.
Wealth Management income increased $68,000 or 5.1% from 2006 to 2007, primarily as the result of increased assets under management. Service charges on deposit accounts increased $162,000 or 5.8% to $2.94 million for 2007, compared with $2.78 million for 2006 due to the increase in the number of transaction accounts generating fee income. Other service charges, commissions and fees increased $174,000 or 11.4% from $1.53 million in 2006 to $1.71 million in 2007 primarily due to increased income from VISA check card fees. The increase in VISA check fees is primarily due to the increase in the Bank’s retail deposit customer base. Included in other service charges, commissions, and income is Bank Owned Life Insurance (“BOLI’) income, which was $393,000 in 2007 compared with $372,000 in 2006. Total BOLI was $10.0 million at December 31, 2007, compared with $9.6 million one year earlier.
There were no gains or losses on the sale of securities or other assets in 2007. Management does not project any further gains or losses on the sale of securities at this time.
Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace. Wealth management fees are projected to continue to grow at a pace closer to the 5% growth seen in 2007 and 2005, rather than the 1% growth seen in 2006. Fees from deposits are projected to grow at a rate similar to 2006 and reflect the projected growth for retail core deposits.

2006 COMPARED WITH 2005
Total non-interest income increased by $555,000 from $5.27 million in 2005 to $5.83 million in 2006. Wealth Management income increased $12,000 or 0.9% from 2005 to 2006. Service charges on deposit accounts increased $166,000 or 6.4% to $2.78 million for 2006, compared with $2.62 million for 2005. Other service charges, commissions and fees increased $209,000 or 15.8% from $1.32 million in 2005 to $1.53 million in 2006 primarily due to increased income from VISA check card fees.
During 2006, the Bank entered into an agreement cancelling a property usage contract. In consideration for this agreement, the Bank received a one-time payment of $250,000, or approximately $165,000 net of applicable income taxes. Also during 2006, management elected to sell, for asset/liability restructuring purposes, approximately $3.0 million of investment securities available for sale at a loss of $83,000.
NON-INTEREST EXPENSE
2007 COMPARED WITH 2006
Total non-interest expense increased $333,000 or 2.0% in 2007 compared with 2006. The primary component of this was an increase in salaries and employees’ benefits of $232,000, or 2.6%, primarily due to customary annual salary increases, partially offset by decreases in defined benefit pension plan expenses and performance-based incentive plan expenses. Full-time equivalent personnel totaled 149 at year-end 2007 compared with 139 at year-end 2006.
On December 20, 2007, the Company’s Board of Directors (“Board”) approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 the Board approved to replace the defined benefit pension plan with an enhanced 401(k) plan. Defined benefit pension plan expenses are projected to decrease from $636,000 in 2007 to approximately $150,000 in 2008 and nothing in 2009 and going forward. Expenses for the 401(k) plan are projected to increase from $134,000 in 2007 to approximately $140,000 in 2008 and 2009, and approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.
The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. During 2008, the Company projects the increase of approximately four full-time equivalent people. These new positions are planned in commercial lending and technology systems support. In 2009, the Company will increase full-time equivalent personnel in order to staff two new branch offices in Haymarket and Bristow.
Net occupancy expense increased $32,000 or 3.1%, and furniture and equipment expense decreased $182,000 or 13.4%, from 2006 to 2007. The decrease in furniture and equipment expenses primarily reflects the decrease in computer software depreciation expense.
Consulting expense, which includes legal and accounting professional fees, increased $98,000 or 12.0% in 2007 compared with 2006 primarily reflecting costs associated with Sarbanes-Oxley compliance in connection with implementing the requirements of Section 404 regarding Management’s Report on Internal Controls.
Data processing expense increased $163,000 or 14.6% in 2007 compared with 2006. The Bank outsources much of its data processing to a third-party vendor. The increase in expense primarily reflects increased deposit transactions and other data processing system usage by the Bank.
Marketing expense decreased $23,000 or 4.0%, and other operating expenses increased $14,000 or 0.5% in 2007 compared with 2006.

2006 COMPARED WITH 2005
Total non-interest expense increased $994,000 or 6.3% in 2006 compared with 2005. The primary component of this was an increase in salaries and employees’ benefits of $788,000, or 9.5%, primarily due to customary annual salary increases and increases in the employee incentive payments and retirement plan expenses. Full-time equivalent personnel totaled 139 at both year-end 2005 and year-end 2006.
Net occupancy expense and furniture and equipment expense increased 10.4% and 4.3%, respectively, from 2005 to 2006. The increase in occupancy expenses primarily reflects increases in real estate taxes and a change in the outsourcing of janitorial labor.
Marketing expense increased $93,000 or 19.4% from 2005 to 2006 primarily reflecting the expenses associated with a comprehensive deposit gathering program for retail demand deposit and NOW accounts.
Consulting expense decreased $140,000 or 14.6% from 2005 to 2006 due to a delay in the implementation of Sarbanes-Oxley compliance in connection with implementing the requirements of Section 404 until 2007. A significant portion of the Bank’s audit and legal expenses in 2005 reflected the procedural review in preparation of Section 404.
Data processing expenses increased $81,000 or 7.9% from 2005 to 2006 reflecting increased data processing system usage by the Bank.
Other operating expenses increased $19,000 or 0.7% in 2006 compared with 2005.
INCOME TAXES
Income tax expense decreased by $377,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006. Income tax expense decreased by $53,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005. The effective tax rates were 29.6% for 2007, 30.5% for 2006, and 30.6% for 2005. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.
COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2007 AND DECEMBER 31, 2006
Total assets were $489.9 million at December 31, 2007, a decrease of 6.1% or $32.0 million from $521.9 million at December 31, 2006. Balance sheet categories reflecting significant changes included cash and due from banks, federal funds sold, investment securities, total loans, deposits, FHLB advances, and company-obligated mandatorily redeemable capital securities. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. Cash and due from banks was $16.7 million at December 31, 2007, reflecting a decrease of $4.3 million from December 31, 2006. The decrease in cash and due from banks was primarily due to the decrease in transaction account deposits in December 2007, and the associated decline in cash held at the Fed in order to satisfy reserve requirements.
INVESTMENT SECURITIES. Total investment securities were $37.4 million at December 31, 2007, reflecting a decrease of $3.0 million from $40.4 million at December 31, 2006. The decrease was primarily the result of redeploying the cash flow from investment securities into the repayment of higher costing money borrowed from the FHLB of Atlanta. At December 31, 2007 and 2006, all investment securities were available for sale. The valuation allowance for the available for sale portfolio had an unrealized loss, net of tax benefit, of $333,000 at December 31, 2007 compared with an unrealized loss, net of tax benefit, of $369,000 at December 31, 2006.

At December 31, 2007, 2006 and 2005, the carrying values of the major classifications of securities were as follows:
INVESTMENT PORTFOLIO
(In Thousands)

	Available for Sale (1)
	2007	2006	2005
Obligations of U.S. Government corporations and agencies	$22,948	$28,932	$37,798
Obligations of states and political subdivisions	5,372	1,012	1,020
Corporate Bonds	5,651	5,985	5,901
Mutual funds	286	270	261
Restricted investment — Federal Home Loan Bank stock	2,514	3,437	2,748
FHLMC preferred stock	344	455	428
Other securities	262	262	235

Total	$37,377	$40,353	$48,391

(1)	Amounts for available-for-sale securities are based on fair value.
ESTIMATED MATURITY OR NEXT RATE ADJUSTMENT DATE
The following is a schedule of estimated maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2007:
ESTIMATED MATURITY DISTRIBUTION AND YIELDS OF SECURITIES
(Dollars in Thousands)

	Due in one year		Due after 1		Due after 5
	or less		through 5 years		through 10 years
	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$7,259	3.46%	$10,296	4.46%	$5,393	4.68%
Corporate bonds	2,838	7.67%	2,813	7.16%	—
Other taxable securities	—		—		—

Total taxable	$10,097	4.64%	$13,109	5.04%	$5,393	4.68%

Obligations of states and political subdivisions, tax-exempt	—		—		—

Total securities:	$10,097	4.64%	$13,109	5.04%	$5,393	4.68%

	Due after 10 years
	and Equity
	Securities		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$—		22,948	4.20%
Corporate bonds	—		5,651	7.42%
Other taxable securities	3,406	5.52%	3,406	5.52%

Total taxable	$3,406	5.52%	$32,005	4.91%

Obligations of states and political subdivisions, tax-exempt	5,372	4.32%	5,372	4.32%

Total securities:	$8,778	4.79%	$37,377	4.82%

Excluding obligations of U. S. Government corporations and agencies, no Bank security investment exceeded 10% of shareholders’ equity.

LOANS. Total net loan balance after allowance for loan losses was $409.1 million at December 31, 2007, which represents a decrease of $7.0 million or 1.7% from $416.1 million at December 31, 2006. The majority of the decline in loans was in consumer installment loans, which decreased $7.8 million from year-end 2006 to year-end 2007, and commercial and industrial loans, which decreased $3.3 million over the same time period, partially offset by a $3.5 increase in construction loans. The Bank’s loans are made primarily to customers located within the Bank’s primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2007:
MATURITY SCHEDULE OF SELECTED LOANS
(In Thousands)

		1 Year
	Within	Within	After
	1 Year	5 Years	5 Years	Total
Commercial real estate loans	$14,318	$41,972	$76,628	$132,918
Commercial and industrial loans	26,756	7,899	3,548	38,203
Construction loans	29,376	4,316	3,512	37,204

	$70,450	$54,187	$83,688	$208,325

For maturities over one year:
Floating rate loans		$34,892	$2,170	$37,062
Fixed rate loans		19,295	81,517	$100,812

		$54,187	$83,687	$137,874

DEPOSITS. For the year ended December 31, 2007, total deposits declined by $11.5 million or 2.8% when compared with total deposits one year earlier. Non-interest-bearing deposits decreased by $9.4 million and interest-bearing deposits decreased by $2.1 million. The decline in the Bank’s non-interest-bearing deposits and interest-bearing deposits during 2007 was the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. Included in interest-bearing deposits at December 31, 2007 were $9.3 million of brokered deposits, or 2.3% of total deposits. This compares with $20.2 million of brokered deposits at December 31, 2006, or 4.8% of total deposits. The Bank projects to increase its transaction account and other deposits in 2008 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:
DEPOSITS AND RATES PAID
(Dollars in Thousands)

	Year ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest-bearing	$75,446		$84,988		$87,550

Interest-bearing:
NOW accounts	72,403	1.28%	67,190	0.59%	97,512	0.93%
Money market accounts	26,516	1.47%	36,159	1.39%	54,650	1.27%
Premium money market accounts	71,385	3.99%	50,134	3.98%	8,207	3.70%
Regular savings accounts	32,499	0.42%	36,972	0.35%	41,725	0.33%
Time deposits:	124,850	4.44%	119,650	4.06%	94,215	3.08%

Total interest-bearing	327,653	3.01%	310,105	2.54%	296,309	1.67%

Total deposits	$403,099		$395,093		$383,859

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2007:
MATURITIES OF CERTIFICATES OF DEPOSIT
AND OTHER TIME DEPOSITS OF $100,000 AND MORE
(In Thousands)

	Within	Three to	Six to	One to	Over
	Three	Six	Twelve	Four	Four
	Months	Months	Months	Years	Years	Total

At December 31, 2007	$8,810	$6,647	$11,928	$9,686	$108	$37,179

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
On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. Both the capital securities and the subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis. The purpose of the September 2006 issuance was to use the proceeds to redeem, on March 26, 2007, the existing capital securities issued on March 26, 2002. Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance is priced 190 basis points less than that of the March 2002 issuance, and the repayment of the March 2002 issuance in March 2007 reduced the interest expense associated with the distribution on capital securities of subsidiary trust by $76,000 annually.

BORROWINGS. Amounts and weighted average rates for long and short term borrowings as of December 31, 2007, 2006 and 2005 are as follows:
BORROWED FUNDS
(Dollars in Thousands)

	December 31, 2007		December 31, 2006		December 31, 2005
	Amount	Rate	Amount	Rate	Amount	Rate

FHLB Advances	$35,000	4.94%	$55,000	5.33%	$42,000	4.68%
Federal funds purchased	—		—		5,000	4.55%
CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $41.8 million at December 31, 2007 compared with $38.5 million at December 31, 2006. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, through which it repurchased, adjusted for stock splits, 397 shares at a cost of $10,000 in 2005; 1,900 shares at a cost of $43,000 in 2006 and 37,770 shares at a cost of $723,000 in 2007.
Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $773,000 at December 31, 2007 compared with an unrealized loss net of tax benefit of $1.22 million at December 31, 2006. The decline in the accumulated other comprehensive loss was attributable to the decrease of the SFAS No. 158 impact regarding the Bank’s defined benefit retirement and post-retirement plans. During 2007, the impact of the SFAS No. 158 was a loss of $408,000 net of tax benefit compared with a loss of $848,000 net of tax benefit during 2006.
As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, in 2002 and 2006, the Company established subsidiary trusts that issued $4.0 million and $4.0 million of capital securities, respectively, as part of two separate pooled trust preferred security offerings with other financial institutions. During 2007, the Company repaid the $4.0 million issued in 2002. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Government Supervision and Regulation,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2007, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”
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
Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $19.6 million at December 31, 2007 compared with $41.7 million at December 31, 2006. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $23.8 million was unpledged and readily salable at December 31, 2007. Futhermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $136.2 million at December 31, 2007 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling approximately $52.0 million. At December 31, 2007, $35.0 million of the FHLB of Atlanta line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2007 and 2006. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(Dollars in Thousands)

	December 31, 2007			December 31, 2006
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$52,036	$—	$52,036	$51,901	$—	$51,901
Federal Home Loan Bank advances	136,159	35,000	101,159	139,194	55,000	84,194
Federal funds sold			2,020			20,122
Securities, available for sale and unpledged at fair value			23,632			21,070

Total short-term funding sources			$178,847			$177,287

Uses:
Unfunded loan commitments and lending lines of credit			$72,503			$79,642
Letters of credit			6,749			4,736

Total potential short-term funding uses			$79,252			$84,378

Ratio of short-term funding sources to potential short-term funding uses			225.7%			210.1%
In addition to the outstanding commitments for use of liquidity displayed in the table above, the Bank will be utilizing approximately $5.0 million over the next twelve to thirty-six months to build new branch offices in Haymarket and Bristow, as well as move and expand its ViewTree Warrenton branch office.
CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of December 31, 2007, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At December 31, 2007 and 2006, the Company exceeded its regulatory capital ratios, as set forth in the following table:
RISK BASED CAPITAL RATIOS
(Dollars in Thousands)

	December 31,
	2007	2006
Tier 1 Capital:
Shareholders’ Equity	$41,828	$38,535
Plus: Unrealized loss on securities available for sale/FAS 158	773	1,213
Less: Intangible assets, net	(103)	(6)
Plus: Company-obligated madatorily redeemable capital securities	4,000	8,000

Total Tier 1 Capital	46,498	47,742

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,185	4,471

Total Capital:	50,683	52,213

Risk Weighted Assets:	$390,597	$404,603

Risk Based Capital Ratios:
Tier 1 to Risk Weighted Assets	11.90%	11.80%

Total Capital to Risk Weighted Assets	12.98%	12.90%
CONTRACTUAL OBLIGATIONS
The following table sets forth information relating to the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2007.

	Payments due by period
(In Thousands)	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years

Contractual Obligations:
Long-term debt obligations	$19,100	$5,000	$—	$10,000	$4,100	*
Operating lease obligations	7,448	1,434	1,519	654	3,841

Total	$26,548	$6,434	$1,519	$10,654	$7,941

*	Includes $4.1 million of capital securities with varying put provisions beginning September 21, 2011 with a mandatory redemption September 21, 2036.
OFF-BALANCE SHEET ARRANGEMENTS
The Bank’s off-balance sheet arrangements consist of commitments to extend credit and letters of credit, which were $72.5 million and $6.7 million, respectively, at December 31, 2007, and $79.6 million and $4.7 million, respectively, at December 31, 2006. See Note 15 “Financial Instruments with Off-Balance-Sheet Risk” of the Notes to Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements. The impact on liquidity of these arrangements is illustrated in the LIQUIDITY SOURCES AND USES table above.
Revenues for standby letters of credit were $91,000 and $92,000 for 2007 and 2006, respectively. There were 67 and 77 separate standby letters of credit at December 31, 2007 and 2006, respectively. During 2007 and 2006, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

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
The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions. The Bank monitors exposure to instantaneous changes in rates of up to 200 basis points up or down over a rolling 12-month period. The Bank’s policy limit for the maximum negative impact on net interest income and change in equity from instantaneous changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during 2007.

The following tables present the Bank’s anticipated market value changes in equity under various rate scenarios as of December 31, 2007 and 2006:
MARKET RISK

2007	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars in thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Federal funds sold	0.00%	$1	$2,021	$2,020	$2,018	$(2)	0.00%
Securities and interest-bearing deposits with other banks	2.63%	1,005	39,205	38,200	36,782	(1,418)	-3.71%
Loans receivable	1.44%	5,925	416,975	411,050	401,324	(9,726)	-2.37%

Total rate sensitive assets	1.54%	6,931	458,201	451,270	440,124	(11,146)	-2.47%
Other assets	0.00%		40,569	40,569	40,569	—	0.00%

Total assets	1.41%	$6,931	$498,770	$491,839	$480,693	$(11,146)	-2.27%

Demand Deposits	11.30%	$7,628	$75,131	$67,503	$61,292	$(6,211)	-9.20%
Rate-bearing deposits	1.97%	6,102	315,520	309,418	300,822	(8,596)	-2.78%
Borrowed funds	0.59%	231	39,458	39,227	39,174	(53)	-0.13%
Other liabilities	0.00%	—	4,385	4,385	4,385	—	0.00%

Total liabilities	3.32%	13,961	434,494	420,533	405,673	(14,860)	-3.53%

Present Value Equity	-9.86%	(7,030)	64,276	71,306	75,020	3,714	5.21%

Total liabilities and equity	1.41%	$6,931	$498,770	$491,839	$480,693	$(11,146)	-2.27%

2006	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars in thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Federal funds sold	0.08%	$18	$20,136	$20,118	$20,101	$(17)	-0.08%
Securities and interest-bearing deposits with other banks	2.23%	911	41,802	40,891	39,369	(1,522)	-3.72%
Loans receivable	3.03%	12,466	424,254	411,788	393,173	(18,615)	-4.52%

Total rate sensitive assets	2.83%	13,395	486,192	472,797	452,643	(20,154)	-4.26%
Other assets	0.00%	—	44,688	44,688	44,688	—	0.00%

Total assets	2.59%	$13,395	$530,880	$517,485	$497,331	$(20,154)	-3.86%

Demand Deposits	11.28%	$8,278	$81,677	$73,399	$66,648	$(6,751)	-9.20%
Rate-bearing deposits	3.06%	9,549	321,650	312,011	301,091	(10,920)	-3.50%
Borrowed funds	0.56%	361	64,706	64,345	64,014	(331)	-0.51%
Other liabilities	0.00%	—	3,731	3,731	3,731	—	0.00%

Total liabilities	4.01%	18,188	471,764	453,486	435,484	(18,002)	-3.97%

Present Value Equity	-7.49%	(4,793)	59,116	63,999	61,847	(2,152)	-3.36%

Total liabilities and equity	2.59%	$13,395	$530,880	$517,485	$497,331	$(20,154)	-3.89%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
   Fauquier Bankshares, Inc.
Warrenton, Virginia
     We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2007. We have also audited Fauquier Bankshares Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Fauquier Bankshares, Inc. and its subsidiaries is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Fauquier Bankshares, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     As discussed in Notes 1 and 9 to the financial statements, Fauquier Bankshares, Inc. changed its policy for accounting for its defined benefit pension plan in 2006 to conform with Statement of Financial Accounting Standards No. 158. As disclosed in Note 2, the Company restated its 2006 financial statements to reflect the application of Statement of Financial Accounting Standards No. 158 for its supplemental executive retirement plan. Also, as discussed in Note 1 to the financial statements, the Company changed its policy for accounting for stock-based compensation in 2006 in accordance with Statement of Financial Accounting Standards No. 123R.

/s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 14, 2008

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Warrenton, Virginia
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2007
CONTENTS
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets
Consolidated statements of income
Consolidated statements of cash flows
Consolidated statements of changes in shareholders’ equity
Notes to consolidated financial statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$16,708,922	$21,019,764
Interest-bearing deposits in other banks	823,252	537,891
Federal funds sold	2,020,000	20,122,000
Securities available for sale	37,376,725	40,352,775
Loans, net of allowance for loan losses of$4,185,209 in 2007 and $4,470,533 in 2006	409,107,482	416,061,150
Bank premises and equipment, net	7,180,369	7,584,089
Accrued interest receivable	1,748,546	1,802,379
Other assets	14,930,932	14,373,452

Total assets	$489,896,228	$521,853,500

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	76,080,935	85,495,160
Interest-bearing	328,477,988	330,576,258

Total deposits	404,558,923	416,071,418

Federal Home Loan Bank advances	35,000,000	55,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	8,248,000
Other liabilities	4,385,553	3,999,470
Commitments and Contingencies	—	—

Total liabilities	448,068,476	483,318,888

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2007: 3,537,354 shares (includes nonvested shares of 31,190); 2006: 3,478,960 shares (includes nonvested shares of 31,829)	10,974,293	10,789,521
Retained earnings	31,626,627	28,962,409
Accumulated other comprehensive income (loss), net	(773,168)	(1,217,318)

Total shareholders’ equity	41,827,752	38,534,612

Total liabilities and shareholders’ equity	$489,896,228	$521,853,500

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
For Each of the Three Years in the Period Ended December 31, 2007

	2007	2006	2005
Interest Income
Interest and fees on loans	$28,916,500	$28,039,607	$23,186,158
Interest and dividends on securities available for sale:
Taxable interest income	1,479,307	1,599,174	1,874,519
Interest income exempt from federal income taxes	120,097	52,580	52,280
Dividends	303,500	341,815	246,276
Interest on federal funds sold	90,724	92,221	47,215
Interest on deposits in other banks	33,548	26,306	7,270

Total interest income	30,943,676	30,151,703	25,413,718

Interest Expense
Interest on deposits	9,847,705	7,878,058	4,948,904
Interest on federal funds purchased	243,250	452,301	202,706
Interest on Federal Home Loan Bank advances	1,802,174	435,771	275,176
Distribution on capital securities of subsidiary trusts	374,586	2,135,506	911,434

Total interest expense	12,267,715	10,901,636	6,338,220

Net interest income	18,675,961	19,250,067	19,075,498

Provision for loan losses	717,000	360,000	472,917

Net interest income after provision for loan losses	17,958,961	18,890,067	18,602,581

Other Income
Wealth management income	1,412,230	1,343,963	1,331,511
Service charges on deposit accounts	2,944,095	2,781,884	2,615,408
Other service charges, commissions and income	1,706,400	1,532,081	1,322,946
Gain on cancellation of property rights	—	250,000	—
Loss on sale of securities	—	(82,564)	—

Total other income	6,062,725	5,825,364	5,269,865

Other Expenses
Salaries and benefits	9,284,067	9,051,834	8,263,400
Net occupancy expense of premises	1,048,036	1,016,527	920,866
Furniture and equipment	1,178,307	1,360,063	1,303,990
Marketing expense	548,580	571,641	478,748
Consulting expense	915,784	817,920	957,611
Data processing expense	1,275,134	1,112,565	1,031,459
Other operating expenses	2,731,492	2,717,594	2,698,164

Total other expenses	16,981,400	16,648,144	15,654,238

Income before income taxes	7,040,286	8,067,287	8,218,208

Income tax expense	2,086,864	2,463,745	2,516,591

Net Income	$4,953,422	$5,603,542	$5,701,617

Earnings per Share, basic	$1.41	$1.61	$1.66

Earnings per Share, assuming dilution	$1.39	$1.56	$1.60

Dividends per Share	$0.79	$0.745	$0.645

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2007

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$4,953,422	$5,603,542	$5,701,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,017,874	1,205,044	1,201,070
Provision for loan losses	717,000	360,000	472,917
Deferred tax benefit	(327,194)	(4,575)	(28,748)
Loss on sale of securities	—	82,564	—
Gain on sale of property rights	—	(250,000)	—
Gain on sale of premises and equipment	—	—	(11,132)
Tax benefit of nonqualified options exercised	(419,527)	(105,358)	(111,139)
Amortization (accretion) of security premiums, net	2,004	21,456	(110,415)
Amortization of unearned compensation	256,230	220,268	203,651
Changes in assets and liabilities:
(Increase) decrease in other assets	15,835	(69)	(211,201)
Increase (decrease) in other liabilities	1,003,891	(170,806)	(134,475)

Net cash provided by operating activities	7,219,535	6,962,066	6,972,145

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	—	3,024,745	—
Proceeds from maturities, calls and principal payments of securities available for sale	7,937,961	6,060,424	10,961,625
Purchase of securities available for sale	(5,833,829)	—	(1,568,980)
Proceeds from sale of premises and equipment	—	—	11,132
Purchase of premises and equipment	(614,154)	(499,552)	(957,032)
(Purchase of) proceeds from sale of other bank stock	923,500	(715,900)	—
Gain on sale of property rights	—	250,000	—
Net (increase) decrease in loans	6,236,668	(35,371,679)	(43,730,606)

Net cash provided by (used in) investing activities	8,650,146	(27,251,962)	(35,283,861)

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	22,157,092	(20,230,855)	(2,636,061)
Net (decrease) increase in certificates of deposit	(33,669,587)	44,645,104	19,637,533
Federal Home Loan Bank advances	57,000,000	108,000,000	38,000,000
Federal Home Loan Bank principal repayments	(77,000,000)	(95,000,000)	(11,000,000)
Purchase (repayment) of federal funds	—	(5,000,000)	5,000,000
Proceeds from (repayment of) trust preferred securities	(4,124,000)	4,124,000	—
Cash dividends paid on common stock	(2,796,892)	(2,589,697)	(2,729,617)
Issuance of common stock	1,158,997	325,484	621,813
Acquisition of common stock	(722,767)	(43,205)	(9,811)

Net cash provided by (used in) financing activities	(37,997,157)	34,230,831	46,883,857

Increase (decrease) in cash and cash equivalents	(22,127,476)	13,940,935	18,572,141

Cash and Cash Equivalents
Beginning	41,679,650	27,738,715	9,166,574

Ending	$19,552,174	$41,679,650	$27,738,715

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$12,579,931	$10,343,982	$6,175,605

Income taxes	$2,023,000	$2,324,000	$2,780,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net of tax effect	$36,400	$(287,294)	$(608,459)

Changes in benefit obligations and plan assets for defined benefit and post-retirement benefit plans	$407,750	$848,219	$—

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For Each of the Three Years Ended December 31, 2007

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2004	$10,618,775	$21,320,223	$(47,934)		$31,891,064
Comprehensive income:
Net income	—	5,701,617	—	$5,701,617	5,701,617
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes $313,449	—	—	(608,459)	(608,459)	(608,459)

Total comprehensive income				$5,093,158

Cash dividends ($.645 per share)	—	(2,220,730)	—		(2,220,730)
Acquisition of 397 shares of common stock	(1,243)	(8,568)	—		(9,811)
Issuance of restricted stock, stock incentive plan (10,045 shares issued)	31,441	218,077	—		249,518
Unearned compensation on resticked stock	—	(249,518)	—		(249,518)
Amortization of unearned compensation, restricted stock awards	—	231,651	—		231,651
Restricted stock forfeiture	(3,506)	(24,494)	—		(28,000)
Issuance of common stock	16,771	122,126	—		138,897
Exercise of stock options	132,462	350,454	—		482,916

Balance, December 31, 2005	$10,794,700	$25,440,838	$(656,393)		$35,579,145

Comprehensive income:
Net income	—	5,603,542	—	$5,603,542	5,603,542
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes $119,928	—	—	232,802	232,802	232,802
Reclassification adjustment for losses (gains) realized in income, net of tax $28,072	—	—	54,492	54,492	54,492

Total comprehensive income				$5,890,836

Cash dividends ($.745 per share)	—	(2,589,697)	—		(2,589,697)
Acquisition of 1,900 shares of common stock	(5,947)	(37,258)	—		(43,205)
Adjustments to initially apply FAS 158, net of tax $436,961, as restated	—	—	(848,219)		(848,219)
SFAS No. 123 (R) implementation adjustment	(67,238)	67,238			—
Amortization of unearned compensation, restricted stock awards	—	220,268	—		220,268
Issuance of common stock	15,797	108,491	—		124,288
Exercise of stock options	52,209	148,987	—		201,196

Balance, December 31, 2006 (forwarded)	$10,789,521	$28,962,409	$(1,217,318)		$38,534,612

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For Each of the Three Years in the Period Ended December 31, 2007

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2006	$10,789,521	$28,962,409	$(1,217,318)		$38,534,612
Comprehensive income:
Net income		4,953,422		$4,953,422	4,953,422
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred income taxes $18,752			36,400	36,400	36,400
Changes in benefit obligation and plan assets for defined benefit and SERP plans, net of deferred income taxes of $210,053			407,750	407,750	407,750

Total comprehensive income				5,397,572

Cash dividends ($.79 per share)	—	(2,796,892)	—		(2,796,892)
Acquisition of 37,770 shares of common stock	(105,700)	(617,067)	—		(722,767)
Amortization of unearned compensation, restricted stock awards	—	256,230	—		256,230
Issuance of common stock — nonvested shares (11,437 shares)	35,797	(35,797)	—		—
Exercise of stock options	254,675	904,322	—		1,158,997

Balance, December 31, 2007	$10,974,293	$31,626,627	$(773,168)		$41,827,752

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For Each of the Three Years in the Period Ended December 31, 2007
Note 1. Nature of Banking Activities and Significant Accounting Policies
Fauquier Bankshares, Inc. (“the Company”) is the holding company of The Fauquier Bank (“the Bank”), Fauquier Statutory Trust I (“Trust I”) and Fauquier Statutory Trust II (“Trust II”). The Bank provides commercial, financial, agricultural, and residential and consumer loans to customers primarily in Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The purpose of the September 2006 (Trust II) issuance was to use the proceeds to redeem the existing capital security (Trust I) issued on March 26, 2002.
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
In January 2003 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to deconsolidation under FIN 46 if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated with their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s losses, receives a majority of its expected returns, or both.
Management has determined that the Fauquier Statutory Trusts (Trust I and Trust II) qualify as variable interest entities under FIN 46. Trust I issued mandatory redeemable capital securities to investors and loaned the proceeds to the Company. Trust I held, as its sole asset, subordinated debentures issued by the Company in 2002. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) “ Consolidation of Variable Interest Entities,” the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. The deconsolidation results in the Company’s investment in the common securities of Trust I being included in other assets as of December 31, 2006 and a corresponding increase in outstanding debt of $124,000. The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations. Because the Company redeemed all the existing capital securities issued by Trust I on March 26, 2007, there were no assets in Trust I on December 31, 2007.
The Federal Reserve has issued guidance on the regulatory capital treatment for the trust-preferred securities issued by the Company as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule took effect March 31, 2007. Management evaluated the effects of the rule, and determined that it did not have a material impact on its capital ratios.

Notes to Consolidated Financial Statements
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
           Bank Premises and Equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives ranging from 3 — 39 years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over its estimated useful life ranging from 3 — 5 years. Depreciation and amortization are recorded on the accelerated and straight-line methods.
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
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.
           Defined Benefit Plan
The Company has a pension plan for its employees. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.
           Earnings Per Share
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury method.
           Stock Compensation Plans
In December 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB’) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

Notes to Consolidated Financial Statements
The Company elected to adopt SFAS No. 123(R) on January 1, 2006 under the modified prospective method. Compensation cost has been measured using fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period. Compensation cost related to the nonvested portion of awards outstanding as of that date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Company was not required to re-measure the grant date of SFAS No. 123(R). All stock options outstanding were vested as of December 31, 2005; therefore no compensation expense related to stock options was recorded in 2006 or 2007. There were no options granted in 2007, 2006, or 2005.
The following table illustrated the effect on net income and earnings per share if the Company had applied SFAS No. 123(R) in 2005.

December 31, 2005
Net Income, as reported	$5,701,617
Deduct: Total stock-based employee compensation expense determined based on fair value methods of awards, net of tax	(13,815)

Pro forma net Income	$5,687,802

Earnings per share:
Basic — as reported	$1.66
Basic — pro forma	1.66
Diluted — as reported	1.60
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
           Marketing
The Company follows the policy of charging the costs of marketing, including advertising, to expense as incurred. Marketing expenses of $548,580, $571,641 and $478,748 were incurred in 2007, 2006 and 2005, respectively.
           Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current year presentation.
           Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The Company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption permitted. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.
In September 2006, the Emerging Issues Task Force of the FASB (“EITF”) issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This pronouncement affects the recording of postretirement costs of insurance of bank owned life insurance policies in instances where the Company has promised a continuation of life insurance coverage to persons postretirement. EITF 06-04 requires that a liability equal to the present value of the cost of postretirement insurance be recorded during the insured employees’ term of service. The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement. The EIFT becomes effective for fiscal years beginning after December 15, 2007, and as such, the Company’s December 31, 2007 and 2006 financial statements do not reflect the recording of this liability. On January 1, 2008, the Company will record the appropriate liability and corresponding effect on retained earnings, and for periods after January 1, 2008 will record an appropriate liability and corresponding effect on current income for the applicable period. The effect of this change on January 1, 2008 will be a reduction in retained earnings and an increase in accrued benefit liabilities of $100,000.
In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company is evaluating the effect that EITF 06-10 will have on its consolidated financial statements when implemented.
In February 2007, the FASB issued FASB Staff Position (“FSP”) No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.
In December 2007, the SEC issued SAB No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options”. SAB No. 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB No. 110 to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements
Note 2. Restatement
In 2006, the Company adopted provisions of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans” for its Defined Benefit Pension Plan as disclosed in Note 9. Subsequently, the Company determined that provisions of SFAS 158 also applied to the Company’s supplemental executive retirement plan (“SERP”). Although the effects of implementing SFAS 158 for the SERP plan are immaterial to the Company’s 2006 financial statements, management has elected to restate the 2006 financial statements to reflect the application of SFAS 158 for the Company’s SERP. The restatement has no impact on the Consolidated Statements of Income or Cash Flows for 2006. The effects of the restatement to assets, liabilities and shareholders’ equity at December 31, 2006 are as follows:

	As Previously
	Reported	Restatement (1)	As Restated
Assets
Other assets (deferred taxes)	$2,015,678	$91,355	$2,107,033

Total Assets	$521,762,145	$91,355	$521,853,500

Liabilities
Other liabilities (Accrued SERP costs)	$348,840	$268,692	$617,532

Total Liabilities	$483,050,196	$268,692	$483,318,888

Shareholders’ Equity
Accumulated other comprehensive income (loss)	$(1,039,981)	$(177,337)	$(1,217,318)

Total Shareholders’ Equity	$38,711,949	$(177,337)	$38,534,612

Total Liabilities and Shareholders’ Equity	$521,762,145	$91,355	$521,853,500

(1)	Represents the cumulative effect of adopting SFAS 158 for the Company’s SERP. See Note 9 for additional disclosures.

Notes to Consolidated Financial Statements
Note 3. Securities
The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Obligations of U.S. Government corporations and agencies	$23,080,415	$30,014	$(162,347)	$22,948,082
Obligations of states and political subdivisions	5,293,965	82,166	(3,948)	5,372,183
Corporate Bonds	6,000,000	—	(348,750)	5,651,250
Mutual Funds	291,581	—	(5,791)	285,790
FHLMC Preferred Bank Stock	441,000	—	(97,000)	344,000
Restricted investments:
Federal Home Loan Bank Stock	2,513,500	—	—	2,513,500
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$37,882,381	$112,180	$(617,836)	$37,376,725

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Obligations of U.S. Government corporations and agencies	$29,529,837	$2,029	$(599,698)	$28,932,167
Obligations of states and political subdivisions	962,814	48,740	—	1,011,554
Corporate Bonds	6,000,000	27,500	(42,500)	5,985,000
Mutual Funds	279,445	—	(9,311)	270,134
FHLMC Preferred Bank Stock	441,000	14,000	—	455,000
Restricted investments:
Federal Home Loan Bank Stock	3,437,000	—	—	3,437,000
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$40,912,016	$92,269	$(651,509)	$40,352,775

Notes to Consolidated Financial Statements
The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2007
	Amortized	Fair
	Cost	Value
Due in one year or less	$7,260,479	$7,224,424
Due after one year through five years	3,325,708	3,323,774
Due after five years through ten years	4,091,320	4,068,672
Due after ten years	19,696,873	19,354,645
Equity securities	3,508,001	3,405,210

	$37,882,381	$37,376,725

There were no securities sold in 2007. For the year ended December 31, 2006, proceeds from sales of securities available for sale amounted to $3,024,745. Gross realized losses amounted to $82,564 in 2006. The tax expense applicable to this net realized loss amounted to $28,072.
The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

December 31, 2007	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$—	$—	$17,798,157	$(162,347)	$17,798,157	$(162,347)

Obligations of states and political subdivisions	899,333	(3,948)	—	—	899,333	(3,948)

Corporate Bonds	3,770,000	(230,000)	1,881,250	(118,750)	5,651,250	(348,750)

Subtotal, debt securities	4,669,333	(233,948)	19,679,407	(281,097)	24,348,740	(515,045)

Mutual Funds	—	—	291,581	(5,791)	291,581	(5,791)

FHLMC Preferred Bank Stock	441,000	(97,000)	—	—	441,000	(97,000)

Total temporary impaired securities	$5,110,333	$(330,948)	$19,970,988	$(286,888)	$25,081,321	$(617,836)

December 31, 2006	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$—	$—	$28,734,320	$(599,698)	$28,734,320	$(599,698)

Corporate Bonds	—	—	3,957,500	(42,500)	3,957,500	(42,500)

Subtotal, debt securities	—	—	32,691,820	(642,198)	32,691,820	(642,198)

Mutual Funds	—	—	279,445	(9,311)	279,445	(9,311)

Total temporary impaired securities	$—	$—	$32,971,265	$(651,509)	$32,971,265	$(651,509)

Notes to Consolidated Financial Statements
The nature of securities which are temporarily impaired for a continuous 12 month period or more can be segregated into three groups.
The first group consists of Federal agency bonds and mortgage-backed securities totaling $17.8 million with a temporary loss of approximately $162,000. The bonds within this group have Aaa/AAA ratings from Moody’s and Standard & Poors, respectively. These bonds have maturity dates ranging from one month to 312 months, with a weighted average duration of approximately 17 months based on current expectations of the return principal on a monthly basis by the mortgage-backed securities representing the repayment and prepayment of the underlying mortgages. The Company has the ability to hold these bonds to maturity.
The second group consists of corporate bonds, rated A2 by Moody’s, totaling $1.9 million with a temporary loss of approximately $119,000. These bonds have an estimated maturity of 26 years, but can be called at par on the five year anniversary, which will occur in 2008 and 2009. If not called, the bonds reprice every three months at a fixed rate index above the three month London Interbank Offered Rate (“LIBOR”). The Company has the ability to hold these bonds to maturity.
The third group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of approximately $6,000. The fund is a relatively small balance of the portfolio and the Company plans to hold it indefinitely.
The carrying value of securities pledged to secure deposits and for other purposes amounted to $13,565,758 and $15,553,330 at December 31, 2007 and 2006, respectively.
Note 4. Loans
A summary of the balances of loans follows:

	December 31,	December 31,
	2007	2006
	(Thousands)

Real estate loans:
Construction	$37,204	$33,662
Secured by farmland	1,365	1,365
Secured by 1 - to - 4 family residential	170,983	168,310
Other real estate loans	132,918	134,955
Commercial and industrial loans (not secured by real estate)	38,203	41,508
Consumer installment loans	24,133	31,952
All other loans	8,824	9,273

Total loans	$413,630	$421,025
Unearned income	(338)	(493)
Allowance for loan losses	(4,185)	(4,471)

Net loans	$409,107	$416,061

Notes to Consolidated Financial Statements
Note 5. Allowance for Loan Losses
Analysis of the allowance for loan losses follows:

	2007	2006	2005
Balance at beginning of year	$4,470,533	$4,238,143	$4,060,321
Provision for loan losses	717,000	360,000	472,917
Recoveries of loans previously charged-off	60,616	128,463	53,331
Loan losses charged-off	(1,062,940)	(256,073)	(348,426)

Balance at end of year	$4,185,209	$4,470,533	$4,238,143

Information about impaired loans is as follows:

	2007	2006	2005
Impaired loans for which an allowance has been provided	$2,688,501	$4,359,124	$1,647,558
Impaired loans for which no allowance has been provided	1,247,461	2,647,413	2,461,853

	$3,935,962	$7,006,537	$4,109,411

Allowance provided for impaired loans, included in the allowance for loan losses	$1,392,236	$1,437,738	$761,800

	2007	2006	2005
Average balance in impaired loans	$4,359,817	$7,313,827	$3,128,139

Interest income recognized on impaired loans	$261,257	$793,223	$289,576

No additional funds are committed to be advanced in connection with impaired loans.
No non-accrual loans were excluded from the above impaired loan disclosure under SFAS 114 at December 31, 2007. Non-accrual loans excluded from the above impaired loan disclosure under FASB 114 were $62,000, and $12,710 at December 31, 2006 and 2005, respectively. If interest on these loans had been accrued, such income would have approximated $7,974, and $608 for 2006 and 2005, respectively. Loans past due 90 days or more and still accruing interest totaled $770,000, $1,000 and $679,000 for 2007, 2006 and 2005, respectively.
Note 6. Related Party Transactions
In the ordinary course of business, the Company has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which totaled $4,322,116 at December 31, 2007 and $4,866,240 at December 31, 2006. During 2007, total principal additions were $11,106 and total principal payments were $532,418. Also during 2007, principal was reduced by an additional $22,812 to adjust for individuals who were affiliates in 2006, but not in 2007.

Notes to Consolidated Financial Statements
Note 7. Bank Premises and Equipment, Net
A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2007 and 2006 are as follows:

	2007	2006
Land	$2,625,882	$2,577,282
Buildings and improvements	7,672,331	7,657,854
Furniture and equipment	10,603,745	10,313,558
Leasehold improvements	300,618	298,742
Construction in process	349,797	101,270

	21,552,373	20,948,706
Accumulated depreciation and amortization	(14,372,004)	(13,364,617)

	$7,180,369	$7,584,089

Depreciation and amortization expensed for years ended December 31, 2007, 2006 and 2005, totaled $1,017,874, $1,205,044 and $1,201,070 respectively.
Note 8. Deposits
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $37,179,000 and $51,849,000, respectively. Brokered deposits include balances of Bank customers who qualify to participate in the CD Account Registry Services (CDARS). As of December 31, 2007 and 2006 these balances totaled $9,264,000 and $20,178,000, respectively.
At December 31, 2007, the scheduled maturities of time deposits are as follows:

2008	$75,669,000
2009	18,827,000
2010	6,047,000
2011	216,000
2012 and there after	799,000

$101,558,000

Overdraft demand deposits totaling $1,529,985 and $1,309,802 were reclassified to loans at December 31, 2007 and 2006, respectively.
The Bank accepts deposits for executive officers and directors of the Bank on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons. The aggregate dollar amount of deposits of executive officers and directors totaled $3,774,175 and $6,180,346 at December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements
Note 9. Employee Benefit Plans
Defined Benefit Plan
The following tables provide a reconciliation of the changes in the defined benefit plan’s obligations and fair value of assets over the three-year period ending December 31, 2007, computed as of October 1 for each respective year.

	2007	2006	2005
Change in Benefit Obligations
Benefit obligation, beginning	$6,729,403	$6,572,275	$5,708,344
Service cost	670,720	692,509	574,478
Interest cost	401,371	375,987	340,481
Actuarial gain (loss)	(529,943)	(634,340)	455,390
Benefits paid	(309,430)	(277,028)	(506,418)

Benefit obligation, ending	$6,962,121	$6,729,403	$6,572,275

Change in Plan Assets
Fair value of plan assets, beginning	$6,490,958	$4,690,102	$3,375,642
Actual return on plan assets	870,440	443,416	634,164
Employer contributions	—	1,634,468	1,186,714
Benefits paid	(309,430)	(277,028)	(506,418)

Fair value of plan assets, ending	$7,051,968	$6,490,958	$4,690,102

Funded status, ending	$89,847	$(238,445)	$(1,882,173)

	2007	2006	2005
Amount recognized on the Balance Sheet
Other assets	$107,459	$345,606	$—
Other liabilities	—	238,445	134,025
Other comprehensive income (loss)	(34,188)	(670,882)	—

Amounts Recognized in accumulated other comprehensive loss
Net loss	$96,632	$1,072,536	N/A
Prior service cost	31,076	38,839	"
Net obligation at transition	(75,908)	(94,887)	"
Deferred tax benefit	(17,612)	(345,606)	"

Amount recognized	$34,188	$670,882	"

Funded Status
Benefit Obligation	$(6,962,121)	$(6,729,403)	$(6,572,275)
Fair value of assets	7,051,968	6,490,958	4,690,102
Unrecognized net actuarial (gain)/loss	—	—	1,815,409
Unrecognized net obligation at transition	—	—	(113,866)
Unrecognized prior service cost	—	—	46,605

Prepaid (accrued) benefit cost included in other assets (liabilities)	$89,847	$(238,445)	$(134,025)

Notes to Consolidated Financial Statements

	2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$670,720	$692,509	$574,478
Interest cost	401,371	375,987	340,481
Expected return on plan assets	(445,510)	(395,840)	(301,717)
Amortization of prior service cost	7,763	7,766	7,766
Amortization of net obligation at transition	(18,979)	(18,979)	(18,979)
Recognized net actuarial loss	21,031	60,957	62,313

Net periodic benefit cost	$636,396	$722,400	$664,342

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income.

	2007	2006	2005
Net (gain)/loss	$(975,904)	$1,072,536	N/A
Prior service cost	—	38,839	N/A
Amortization of prior service cost	(7,766)	—	N/A
Net obligation at transition	—	(94,887)	N/A
Amortization of Net Obligation at Transition	18,979	—	N/A

Total recognized	(964,691)	1,016,488	N/A

Less: Income Tax Effect	327,995	345,606	N/A

Net amount recognized in other comprehensive (income) loss	$(636,696)	$670,882	N/A

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive (Income) Loss:

2007	2006	2005
$(328,292)	$1,738,888	$664,342
The accumulated benefit obligation for the deferred benefit pension plan was $3,962,497, $3,762,292 and $3,499,850, at December 31, 2007, 2006, and 2005, respectively.
The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table:

	2007	2006	2005
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	6.25%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Notes to Consolidated Financial Statements
The assumptions used in the measurement of the Company’s Net Periodic Benefit Cost are shown in the following table:

	2007	2006	2005
Weighted-Average Assumptions used in computing net cost as of December 31
Discount rate	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience — that may not continue over the measurement period — with higher significance placed on current forecasts of future long-term economic conditions.
Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment), typically paid from the plan assets (to the extent such expenses are not explicitly estimated within periodic costs).
The Company pension plan’s weighted-average asset allocation at September 30, 2007, 2006 and 2005, by asset category are as follows:

	2007	2006	2005
Asset Category as of September 30,
Mutual Funds — Fixed Income	22%	21%	20%
Mutual Funds — Equity	74%	71%	80%
Cash and Cash Equivalents	4%	8%	—

Total	100%	100%	100%

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
The Company contributed $1,634,468 to its pension plan in 2006. No contribution was made in 2007.
On December 20, 2007, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 replace the defined benefit pension plan with an enhanced 401(k) plan. Defined benefit pension plan expenses are projected to decrease from $636,000 in 2007 to approximately $150,000 in 2008 and nothing in 2009 and going forward. Expenses for the 401(k) plan are projected to increase from $134,000 in 2007 to approximately $140,000 in 2008 and 2009, and approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.

Notes to Consolidated Financial Statements
Estimated future benefit payments which reflect expected future service, as appropriate, are as follows:

Payment Dates	Amount
For the 12 months ended:
September 30, 2008	$77,249
September 30, 2009	74,113
September 30, 2010	74,502
September 30, 2011	118,280
September 30, 2012	114,338
Thereafter	985,008
Supplemental Executive Retirement Plan
The following tables provide a reconciliation of the changes in the supplemental executive retirement plan’s obligations over the three-year period ending December 31, 2007, computed as of October 1 for each respective year.

	2007	2006	2005
Change in Benefit Obligations
Projected benefit obligation, beginning	$617,532	$164,547	$—
Service cost	136,800	92,926	155,233
Interest cost	37,061	44,482	9,314
Actuarial gain (loss)	378,843	(458,026)	—
Benefits paid	—	—	—
Prior service cost due to amendment	—	773,603	—

Benefit obligation, ending	$1,170,236	$617,532	$164,547

Fair value of plan assets, ending	$—	$—	$—

Funded status at December 31, 2007	$(1,170,236)	$(617,532)	$(164,547)

	2007	2006	2005
Amount recognized on the Balance Sheet
Other assets, deferred income tax benefit	$209,296	$91,355	$—
Other liabilities	1,170,236	617,532	164,547
Other comprehensive income (loss)	(406,281)	(177,337)	—

Amounts Recognized in accumulated other comprehensive loss

Net loss	(64,256)	(458,026)	N/A
Prior service cost	679,833	726,718	N/A
Net obligation at transition	—	—	N/A
Deferred tax benefit	(209,296)	(91,355)	N/A

Amount recognized	$406,281	$177,337	N/A

Funded Status
Benefit Obligation	$(1,170,236)	$(617,532)	$(164,547)
Fair value of assets	—	—	—
Unrecognized net actuarial (gain)/loss	—	—	—
Unrecognized net obligation at transition	—	—	—
Unrecognized prior service cost	—	—	—

(Accrued)/prepaid benefit cost included in other liabilities	$(1,170,236)	$(617,532)	$(164,547)

Notes to Consolidated Financial Statements

	2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$136,800	$92,926	$155,233
Interest cost	37,061	44,482	9,314
Expected return on plan assets	—	—	—
Amortization of prior service cost	46,885	46,885	—
Amortization of net obligation at transition	—	—	—
Recognized net actuarial loss	(14,927)	—	—

Net periodic benefit cost	$205,819	$184,293	$164,547

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income.

	2007	2006	2005

Net (gain)/loss	$393,770	$(458,026)	N/A
Prior service cost	—	773,603	N/A
Amortization of prior service cost	(46,885)	(46,885)	N/A
Net obligation at transition	—	—	N/A
Amortization of Net Obligation at Transition	—	—	N/A

Total recognized	346,885	268,692	N/A

Less: Income Tax Effect	117,941	91,355	N/A

Net amount recognized in other comprehensive (income) loss	$228,944	$177,337	N/A

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive Income.

2007	2006	2005
$552,704	$452,985	$164,547

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table.

	2007	2006	2005
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate used for net periodic pension cost	6.00%	5.75%	N/A
Discount rate used for disclosures	6.00%	6.00%	N/A
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%

Notes to Consolidated Financial Statements
Estimated future benefit payments which reflect expected future service, as appropriate, are as follows.

Payment Dates	Amount
For the 12 months ended:
December 31, 2008	$386
December 31, 2009	851
December 31, 2010	1,406
December 31, 2011	2,067
December 31, 2012	2,849
Thereafter	167,021
401(k) Plan
The Company has a defined contribution retirement plan under Code Section 401(k) of the Internal Revenue Service covering employees who have completed 3 months of service and who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company may also make, but is not required to make, a discretionary matching contribution. The amount of this matching contribution, if any, is determined on an annual basis by the Board of Directors. The Company’s 401(k) expense for the years ended December 31, 2007, 2006 and 2005 was $133,708, $131,212, and $115,579, respectively.
Deferred Compensation Plan
The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. Deferred compensation expense amounted to $19,921, $24,362 and $18,602 for the years ended December 31, 2007, 2006 and 2005, respectively.
Concurrent with the establishment of the deferred compensation plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation plan. The Company has recorded in other assets $1,008,667 and $975,516 representing cash surrender value of these policies for the years ended December 31, 2007 and 2006, respectively.
Note 10. Dividend Reinvestment and Stock Purchase Plan
In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares if acquired directly from the Company as newly issued shares under the DRSPP. No new shares were issued during 2007. The Company issued 5,047 new shares in 2006 at a weighted average price of $24.63 and 5,538 new shares in 2005 at a weighted average price of $25.83. The Company has 236,529 shares available for issuance under the DRSPP at December 31, 2007.
Note 11. Commitments and Contingent Liabilities
The Bank has entered into five long-term banking facility leases. The first lease was entered into on January 31, 1999. The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank’s Sudley Road, Manassas branch. The Bank renewed the lease January 31, 2004. Rent for 2008 is expected to be $52,559.

Notes to Consolidated Financial Statements
The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001. The lease provides for an original ten-year term with the right to renew for two additional ten-year periods beginning on June 1, 2001. Annual rent is $39,325 for the first five years and $40,700 annually commencing with the sixth year. Rent for 2008 is expected to be $40,700.
The third lease is for the accounting and finance department facility and was entered into on June 25, 2002. The lease has a term of five years beginning on August 1, 2002. Rent for the first year was $29,890 with annual increases on the anniversary date based on the CPI, with a minimum increase of 3%. Rent for 2008 is expected to be $36,648.
The fourth lease is for the property in Haymarket, Virginia where the Bank plans to build its ninth full-service branch office scheduled to open during the first quarter of 2009. The initial 12 months’ rental expense is projected to be $150,000 with increases of 3% annually. The term of the lease is 20 years after the branch opening with two additional options for five years each.
The fifth lease is for the property in Bristow, Virginia where the Bank plans to build its tenth full-service branch office scheduled to open during the first quarter of 2009. No rental expense is expected for 2008. The rental expense for its initial 12 months is projected to be $150,000 with increases of 3% annually for the first ten years. The lease will expire ten years after the branch opening with two additional options for five years each.
Total rent expense was $139,523, $133,913, and $129,585 for 2007, 2006 and 2005, respectively, and was included in occupancy expense.
The Bank has two data processing contractual obligations of greater than one year. The contractual expense for the Bank’s largest primary contractual obligation is for data processing, and totaled $1,027,783; $903,879; and $845,356 for 2007, 2006 and 2005, respectively. The term of this obligation ends in July 2009.
The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term noncancellable lease agreements:

2008	$1,433,907
2009	1,127,983
2010	390,858
2011	326,410
2012	327,818
Thereafter	3,840,594

Total	$7,447,570

As a member of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2007 and 2006, the aggregate amounts of daily average required balances were approximately $7,799,000 and $8,043,000, respectively.
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate a material impact on its financial statements.
See Note 17 with respect to financial instruments with off-balance-sheet risk.

Notes to Consolidated Financial Statements
Note 12. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.
The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 with no impact on the financial statements.
The components of the net deferred tax assets included in other assets at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,329,293	$1,399,538
Securities available for sale	172,956	190,142
Accrued pension obligation	—	81,071
Interest on nonaccrual loans	15,263	8,226
Accrued vacation	93,375	83,939
SERP obligation	468,999	284,706
Restricted Stock	162,514	173,973
Other	29,702	19,951

	2,272,102	2,241,546

Deferred tax liabilities:
Other	1,986	1,327
Prepaid pension obligation	30,548	—
Accumulated depreciation	32,580	133,186

	65,114	134,513

Net deferred tax assets	$2,206,988	$2,107,033

The Company has not recorded a valuation allowance for deferred tax assets as they feel it is more likely than not, that they will be ultimately realized.
Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
	2007	2006	2005

Current tax expense	2,414,058	2,468,320	2,545,339
Deferred tax (benefit)	(327,194)	(4,575)	(28,748)

	$2,086,864	$2,463,745	$2,516,591

Notes to Consolidated Financial Statements
The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31, 2007 are summarized as follows:

	2007	2006	2005

Computed “expected” tax expense	2,393,697	2,742,878	2,794,191
Decrease in income taxes resulting from:
Tax-exempt interest income	(281,208)	(253,038)	(254,435)
Other	(25,625)	(26,095)	(23,165)

	$2,086,864	$2,463,745	$2,516,591

Note 13. Earnings Per Share
The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock.

	2007		2006		2005
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic earnings per share	3,504,761	$1.41	3,472,217	$1.61	3,434,093	$1.66

Effect of dilutive securities, stock-based awards	58,582		110,024		128,471

Diluted earnings per share	3,563,343	$1.39	3,582,241	$1.56	3,562,564	$1.60

Note 14. Stock Option Plans
Omnibus Stock Ownership and Long-Term Incentive Plan
In 1998, the Company adopted the Omnibus Stock Ownership and Long Term Incentive Plan under which stock options, stock appreciation rights, nonvested shares, and long-term performance unit awards may be granted to certain key employees for purchase of the Company’s stock. The effective date of the plan was April 21, 1998 with a ten-year term. The plan authorized for issuance 400,000 shares of the Company’s common stock. The plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Company and are awarded an incentive stock option, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The plan was amended and restated effective January 1, 2000 with a ten-year term, to include non-employee directors and authorized an additional 180,000 shares to be available for awards to directors. The plan provides for awards to non-employee directors at the discretion of the Compensation and Benefits Committee. Options that are not exercisable at the time a director’s service on the Board terminates for reason other than death, disability or retirement in accordance with the Company’s policy will be forfeited.

Notes to Consolidated Financial Statements
      Non—employee Director Stock Option Plan
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
During 2005, 2006, and 2007, the Company granted awards of non-vested shares to executive officers and non-employee directors under the Omnibus Stock Ownership and Long-Term Incentive Plan: 7,711; 7,587 and 6,379, of restricted stock to executive officers and 3,087; 2,760 and 3,666 of restricted stock to directors on February 14, 2007; February 17, 2006 and February 17, 2005, respectively.
The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on one-third of the shares lapse on the anniversary of the date the restricted shares were awarded over the next three years. Compensation expense for nonvested shares amounted to $256,230, $220,268 and $231,651 in 2007, 2006 and 2005, respectively.
The Company did not grant options in 2007, 2006 and 2005.
A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan is presented below:

	2007			2006		2005
		Weighted			Weighted		Weighted
		Average	Average		Average		Average
	Number of	Exercise	Intrinisic	Number of	Exercise	Number of	Exercise
	Shares	Price	Value (1)	Shares	Price	Shares	Price

Outstanding at January 1	177,466	$9.50		194,146	$9.18	236,466	$9.11
Granted	—			—	—	—	—
Exercised	(81,366)	9.09		(16,680)	5.75	(42,320)	8.78
Forfeited	—			—	—	—	—

Outstanding at March 31,	96,100	$9.85	$691,920	177,466	$9.50	194,146	$9.18

Exercisable at end of quarter	96,100		$691,920	177,466		194,146

Weighted-average fair value per option of options granted during the year	$—			$—		$—

(1)	The aggregate intrinsic value of stock option in the table above reflects the pre-tax intrinsic value (the amount by which the December 31, 2007 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the changes in the market value of the company’s stock.
The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1,225,608, $309,875 and $326,879, respectively.

Notes to Consolidated Financial Statements
The status of the options outstanding as of December 31, 2007 for the Omnibus Stock Ownership and Long-Term Incentive and Non-employee Director Stock Option Plans is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
Remaining Contractual Life	Outstanding	Price	Exercisable	Price
1.25 years	12,200	10.00	12,200	10.00
2.25 years	17,420	9.75	17,420	9.75
3.66 years	21,214	8.13	21,214	8.13
4.60 years	21,534	8.07	21,534	8.07
6.08 years	23,732	13.00	23,732	13.00

	96,100		96,100

     A summary of the status of the Company’s nonvested shares is presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1,	31,829		21,482		12,557

Granted	10,798	$25.40	10,347	$25.24	10,045	$24.84
Vested	(11,437)		—		—
Forfeited	—		—		(1,120)	$25.00

Nonvested at December 31,	31,190		31,829		21,482

As of December 31, 2007, there was $298,668 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of three years.
Cash received from option exercise exclusive of tax benefit under all share based payment arrangements for the years ended December 31, 2007, 2006, and 2005, was $739,469; $95,838 and $371,777, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $419,527; $105,358 and $111,139, respectively, for the years ended December 31, 2007, 2006 and 2005.
The Company also maintains a Director Deferred Compensation Plan (“the Deferred Compensation Plan”). This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the
Company’s common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.

Notes to Consolidated Financial Statements
Note 15. Federal Home Loan Bank Advances and Other Borrowings
The Company’s fixed-rate debt of $35,000,000 at December 31, 2007 and $55,000,000 at December 31, 2006 matures through 2011. At December 31, 2007 and 2006, the interest rates ranged from 4.55% to 5.31% and from 4.49% to 5.67%, respectively. At December 31, 2007 and 2006, the weighted average interest rates were 4.94% and 5.33%, respectively. On December 31, 2007, $10,000,000 was at an adjustable rate based on the three month LIBOR, and $25,000,000 was at different fixed rates.
At December 31, 2007, Federal Home Loan Bank of Atlanta (“FHLB”) advances were secured by certain first lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank. As of December 31, 2007, the book value of eligible loans totaled approximately $210.0 million. At December 31, 2006, the advances were secured by similar loans totaling $214.6 million. The amount of available credit is limited to eighty percent of qualifying collateral for one-to-four unit single-family residential loans, and fifty percent for commercial and home equity loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.
The Bank has an available line of credit with the FHLB with a borrowing limit of approximately $136.2 million at December 31, 2007, which provides additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling $52.0 million. At December 31, 2007, $35 million of the FHLB line of credit was in use and none of the available federal funds purchased lines of credit with various commercial banks were in use. The contractual maturities of FHLB advances are as follows:

	2007	2006

Due in 2007	$—	$40,000,000
Due in 2008	25,000,000	5,000,000
Due in 2011	10,000,000	10,000,000

	$35,000,000	$55,000,000

Note 16. Dividend Limitations on Affiliate Bank
Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2007, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $10,311,091.
Note 17. Financial Instruments With Off-Balance-Sheet Risk
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

Notes to Consolidated Financial Statements
At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2007	2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$72,503,000	$79,642,000
Standby letters of credit	6,749,000	4,736,000

	$79,252,000	$84,378,000

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
Note 18. Fair Value of Financial Instruments and Interest Rate Risk
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
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
     Federal Home Loan Bank Advances
The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
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
At December 31, 2007 and 2006, the fair value of loan commitments and standby letters of credit were deemed immaterial.
The estimated fair values of the Company’s financial instruments are as follows:

Notes to Consolidated Financial Statements

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Thousands)		(Thousands)

Financial assets:
Cash and short-term investments	$17,532	$17,532	$21,558	$21,558
Federal funds sold	2,020	2,020	20,122	20,122
Securities	37,377	37,377	40,353	40,353
Loans, net	409,108	411,050	416,061	411,788
Accrued interest receivable	1,749	1,749	1,802	1,802

Financial liabilities:
Deposits	$404,559	$404,557	$416,071	$415,291
FHLB advances	35,000	35,110	55,000	55,216
Company obligated manditorily redeemable capital securities	4,124	4,117	8,248	9,129
Accrued interest payable	923	923	1,235	1,235
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
Note 19. Other Operating Expenses
The principal components of “Other operating expenses” in the Consolidated Statements of Income are:

	2007	2006	2005
Postage and courier expenses	$336,268	$280,842	$285,301
Taxes, other than income taxes	299,929	317,652	279,100
Charge-offs, other than loan charge-offs	271,039	280,428	181,068
Other (no items exceed 1% of total revenue)	1,824,256	1,838,672	1,952,695

	$2,731,492	$2,717,594	$2,698,164

Note 20. Concentration Risk
The Company maintains its cash accounts in several correspondent banks. The total amount by which cash on deposit in those banks exceeds the federally insured limits is $5,640,000 at December 31, 2007.

Notes to Consolidated Financial Statements
Note 21. Capital Requirements
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2007, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.

					Well Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$50,683	13.0%	$31,248	8.0%	N/A	N/A
The Fauquier Bank	$50,003	12.8%	$31,238	8.0%	$39,047	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$46,498	11.9%	$15,624	4.0%	N/A	N/A
The Fauquier Bank	$45,818	11.7%	$15,619	4.0%	$23,428	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$46,498	9.5%	$19,602	4.0%	N/A	N/A
The Fauquier Bank	$45,818	9.4%	$19,590	4.0%	$24,487	5.0%

As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$52,213	12.9%	$32,368	8.0%	N/A	N/A
The Fauquier Bank	$47,844	11.8%	$32,360	8.0%	$40,450	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$47,742	11.8%	$16,184	4.0%	N/A	N/A
The Fauquier Bank	$43,371	10.7%	$16,180	4.0%	$24,270	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$47,742	9.5%	$20,012	4.0%	N/A	N/A
The Fauquier Bank	$43,371	8.7%	$19,983	4.0%	$24,979	5.0%

Notes to Consolidated Financial Statements
Note 22. Company-Obligated Mandatorily Redeemable Capital Securities
On March 26, 2002, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions (Trust I). The Company used the offering proceeds for the purposes of expansion and the repurchase of additional shares of its common stock. The interest rate on the capital security resets every three months at 3.60% above the then current three month LIBOR. Interest is paid quarterly. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital.
On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (Trust II). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.
The purpose of the September 2006 Trust II issuance was to use the proceeds to redeem the existing capital securities of Trust I on March 26, 2007. Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance was priced 190 basis points less than that of the March 2002 issuance, and the repayment of the March 2002 issuance in March 2007 reduced the interest expense associated with the distribution on capital securities of subsidiary trust by $76,000 annually. The Company redeemed all the existing capital securities issued by Trust I on March 26, 2007.
Total capital securities at December 31, 2007 and 2006 were $4,124,000 and $8,248,000, respectively. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Notes to Consolidated Financial Statements
Note 23. Parent Corporation Only Financial Statements
FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Balance Sheets
December 31, 2007 and 2006

	December 31,
	2007	2006
Assets
Cash on deposit with subsidiary bank	$121,258	$4,108,707
Investment in subsidiaries, at cost, plus equity in undistributed net income	45,147,440	42,277,244
Other assets	758,541	433,458

Total Assets	$46,027,239	$46,819,409

Liabilities and Shareholders’ Equity

Liabilities
Company-obligated mandatorily redeemable capital securities	$4,124,000	$8,248,000
Other liabilities	75,487	36,797

	4,199,487	8,284,797

Shareholders’ Equity
Common stock	10,974,293	10,789,521
Retained earnings, which are substantially distributed earnings of subsidiaries	31,626,627	28,962,409
Accumulated other comprehensive income (loss)	(773,168)	(1,217,318)

	41,827,752	38,534,612

Total liabilities and shareholders’ equity	$46,027,239	$46,819,409

Notes to Consolidated Financial Statements
FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Income
For Each of the Three Years in the Period Ended December 31, 2007

	December 31,
	2007	2006	2005
Revenue
Interest Income	$1,067	$107	$—
Dividends from Subsidiaries	2,796,892	2,589,697	2,220,730

	2,797,959	2,589,804	2,220,730

Expenses
Interest expense	374,586	435,771	275,176
Legal and professional fees	206,214	108,479	162,346
Directors’ fees	249,670	157,470	138,103
Miscellaneous	138,392	149,091	149,847

	968,862	850,811	725,472

Income before income tax benefits and equity in undistributed net income of subsidiaries	1,829,097	1,738,993	1,495,258

Income tax benefit	(324,138)	(313,344)	(246,660)

Income before equity in undistributed net income of subsidiaries	2,153,235	2,052,337	1,741,918

Equity in undistributed net income of subsidiaries	2,800,187	3,551,205	3,959,699

Net income	$4,953,422	$5,603,542	$5,701,617

Notes to Consolidated Financial Statements
FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2007

	December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$4,953,422	$5,603,542	$5,701,617
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(2,800,187)	(3,551,205)	(3,959,699)
Deferred tax benefit	5,275	—	—
Decrease in undistributed dividends receivable from subsidiaries	—	—	508,887
Tax benefit of nonqualified options exercised	(419,527)	(24,068)	(111,139)
Amortization of unearned compensation	256,230	220,268	203,651
(Increase) decrease in other assets	463,310	(80,258)	28,883
Increase (decrease) in other liabilities	38,690	(26,998)	19,930

Net cash provided by operating activities	2,497,213	2,141,281	2,392,130

Cash Flows from Financing Activities
Proceeds from (repayment of) issuance of capital securiteis	(4,124,000)	4,124,000	—
Cash dividends paid	(2,796,892)	(2,589,697)	(2,729,617)
Contribution of capital to subsidiaries	—	—	(900,000)
Issuance of common stock	1,158,997	325,484	621,813
Acquisition of common stock	(722,767)	(43,205)	(9,811)

Net cash provided by (used in) financing activities	(6,484,662)	1,816,582	(3,017,615)

Increase (decrease) in cash and cash equivalents	(3,987,449)	3,957,863	(625,485)

Cash and Cash Equivalents
Beginning	4,108,707	150,844	776,329

Ending	$121,258	$4,108,707	$150,844

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the management of Fauquier Bankshares, Inc., including the Chief Executive Officer and the Chief Financial Officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of the end of such period.
Management’s Report on Internal Control Over Financial Reporting
The management of Fauquier Bankshares, Inc. (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). Management’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
As of December 31, 2007, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2007, based on those criteria.
Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on 10-K, has issued an attestation report on the effectiveness of Management’s internal control over reporting as of December 31, 2007. The report, which states an unqualified opinion on the effectiveness of Management’s internal control over financial reporting as of December 31, 2007, is incorporated for reference in Item 8 above, under the heading “Report of Independent Public Accounting Firm.”
No changes were made in Management’s internal control over financial reporting during the year ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the Company’s executive officers is provided in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” All other information concerning the Company required by this item is contained in the Company’s definitive proxy statement for the 2008 annual meeting of shareholders to be held on May 20, 2008 (the “2008 proxy statement”) under the captions “Election of Class III Directors,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. This Code was amended May 18, 2006 and is incorporated in Exhibit 14.
ITEM 11. EXECUTIVE COMPENSATION
The information relating to executive and director compensation and the Company’s Compensation and Benefits Committee is contained in the Company’s 2008 proxy statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership required by this item is contained in the Company’s 2008 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
The following table sets forth information as of December 31, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance:
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	66,480	$9.84	259,638 (1)

Equity compensation plans not approved by security holders	29,620	$9.85	87,072 (2)

Total	96,100	$9.85	350,889

(1)	Includes 259,638 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Omnibus Stock Ownership and Long Term Incentive Plan.

(2)	Includes no shares available to be granted under the Non-Employee Director Stock Option Plan and 87,072 shares available to be granted under the Director Deferred Compensation Plan.
For additional information concerning the material features of the Company’s equity compensation plans, including the Non-Employee Director Stock Option Plan and Director Deferred Compensation Plan which have not been approved by the shareholders, please see Note 14 of our Notes to Consolidated Financial Statements.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is contained in the Company’s 2008 proxy statement under the caption “Related Party Transactions,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained in the Company’s 2008 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) -Financial Statements
The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
Independent Auditors’ Report
Consolidated Balance Sheets -December 31, 2007 and December 31, 2006
Consolidated Statements of Income -Years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows -Years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Changes in Shareholders’ Equity -December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements -Years ended December 31, 2007, 2006, and 2005
(a) (2) -Financial Statement Schedules
All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is set forth in the consolidated financial statements or notes thereto.
(a) (3) -Exhibits

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed November 15, 2007.

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1*	Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, as amended and restated effective January 1, 2000, incorporated by reference to Exhibit 4.B to Form S-8 filed October 15, 2002.

10.1.1*	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2*	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.2*	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.3*	Fauquier Bankshares, Inc. Non-Employee Director Stock Option Plan, effective April 1, 1995, incorporated by reference to Exhibit 4.A to Form S-8 filed October 15, 2002.

10.8*	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.

Exhibit	Exhibit
Number	Description
10.10*	Executive Supplemental Retirement Plan Agreement, dated August 20, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 25, 2003.

10.11*	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated August 10, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 25, 2003.

10.12*	Executive Split Dollar Life Insurance Agreement, dated November 26, 1996, between The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.12 to Form 10-K filed March 25, 2003.

10.13*	Form of the Executive Survivor Income Agreement, dated on or about May 9, 2003, between The Fauquier Bank and each of C. Hunton Tiffany, Randy K. Ferrell, Eric P. Graap, incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 14, 2003.

10.14*	Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.14 to Form 10-K filed March 30, 2005.

10.14.1*	First Amendment, dated March 26, 2007, to Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.14.1 to Form 10-K filed March 26, 2007.

10.15*	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.15 to Form 10-K filed March 30, 2005.

10.16*	Base Salaries for Named Executive Officers.

10.17*	Director Compensation, incorporated by reference to Exhibit 10.17 to Form 8-K filed February 23, 2006.

10.18*	Description of Management Incentive Plan, incorporated by reference to Exhibit 10.18 to Form 10-K filed March 30, 2005.

10.20*	Consulting Agreement dated June 8, 2005 between The Fauquier Bank and C.H. Lawrence, Jr., incorporated by reference to Exhibit 10.20 to Form 8-K filed June 14, 2005.

10.21*	Employment Agreement, dated April 2, 2007, between Fauquier Bankshares, Inc., The Facquier Bank, and Gregory D. Frederick, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed April 2, 2007.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-Q filed August 11, 2006.

21	Subsidiaries of the Registrant, incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

*	Denotes management contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:	March 14, 2008

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated:	March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C.H. Lawrence, Jr	Chairman, Director	March 14, 2008

C.H. Lawrence, Jr.

/s/ Randy K. Ferrell	President & Chief Executive Officer, Director	March 14, 2008

Randy K. Ferrell	(principal executive officer)

/s/ Eric P. Graap	Executive Vice President & Chief Financial Officer	March 14, 2008

Eric P. Graap	(principal financial and accounting officer)

/s/ John B. Adams, Jr.	Vice Chairman, Director	March 14, 2008

John B. Adams, Jr

/s/ John J. Norman, Jr	Director	March 14, 2008

John J. Norman, Jr.

/s/ Douglas C. Larson	Director	March 14, 2008

Douglas C. Larson

/s/ Randolph T. Minter	Director	March 14, 2008

Randolph T. Minter

/s/ B.S. Montgomery	Director	March 14, 2008

B.S. Montgomery

/s/ P. Kurt Rodgers	Director	March 14, 2008

P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 14, 2008

Sterling T. Strange III

/s/ H. Frances Stringfellow	Director	March 14, 2008

H. Frances Stringfellow