Form 10-Q
period 2008-03-31
FAUQUIER BANKSHARES, INC.
filed 2008-05-09
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The registrant had 3,572,138 shares of common stock outstanding as of May 5, 2008.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$13,896,065	$16,708,922
Interest-bearing deposits in other banks	927,538	823,252
Federal funds sold	—	2,020,000
Securities available for sale	38,933,766	37,376,725
Loans, net of allowance for loan losses of $4,195,964 in 2008 and $4,185,209 in 2007	411,972,476	409,107,482
Bank premises and equipment, net	8,618,887	7,180,369
Accrued interest receivable	1,549,528	1,748,546
Other assets	14,594,512	14,930,932

Total assets	$490,492,772	$489,896,228

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	63,332,308	76,080,935
Interest-bearing	326,774,501	328,477,988

Total deposits	390,106,809	404,558,923

Federal funds purchased	5,000,000	—
Federal Home Loan Bank advances	45,000,000	35,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	3,807,878	4,385,553
Commitments and Contingencies	—	—

Total liabilities	448,038,687	448,068,476

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2008: 3,572,728 shares (includes nonvested shares of 40,555); 2007: 3,537,354 shares (includes nonvested shares of 31,190)	11,055,702	10,974,293
Retained earnings	32,008,085	31,626,627
Accumulated other comprehensive income (loss), net	(609,702)	(773,168)

Total shareholders’ equity	42,454,085	41,827,752

Total liabilities and shareholders’ equity	$490,492,772	$489,896,228

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three Months in the Period Ended March 31,

	2008	2007
Interest Income
Interest and fees on loans	$6,798,599	$7,278,505
Interest and dividends on securities available for sale:
Taxable interest income	327,506	372,005
Interest income exempt from federal income taxes	58,224	13,197
Dividends	53,002	50,497
Interest on federal funds sold	28,841	42,600
Interest on deposits in other banks	8,058	4,790

Total interest income	7,274,230	7,761,594

Interest Expense
Interest on deposits	2,074,210	2,418,627
Interest on federal funds purchased	33,487	86,843
Interest on Federal Home Loan Bank advances	412,037	524,948
Distribution on capital securities of subsidiary trusts	64,242	156,101

Total interest expense	2,583,976	3,186,519

Net interest income	4,690,254	4,575,075

Provision for loan losses	456,000	120,000

Net interest income after provision for loan losses	4,234,254	4,455,075

Other Income
Wealth management income	343,416	338,873
Service charges on deposit accounts	708,597	659,791
Other service charges, commissions and income	428,981	424,138
Gain on sale of securities	87,585	—

Total other income	1,568,579	1,422,802

Other Expenses
Salaries and benefits	2,328,224	2,348,233
Net occupancy expense of premises	282,395	268,106
Furniture and equipment	286,507	287,600
Marketing expense	169,742	120,401
Consulting expense	280,681	239,942
Data processing expense	332,645	299,681
Other operating expenses	715,400	625,216

Total other expenses	4,395,594	4,189,179

Income before income taxes	1,407,239	1,688,698

Income tax expense	398,733	516,218

Net Income	$1,008,506	$1,172,480

Earnings per Share, basic	$0.29	$0.33

Earnings per Share, assuming dilution	$0.28	$0.33

Dividends per Share	$0.20	$0.19

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months March 31, 2008 and 2007

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2006 as restated	$10,789,521	$28,962,409	$(1,217,318)		$38,534,612
Comprehensive income:
Net income		1,172,480		$1,172,480	1,172,480
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of deferred income taxes $55,318			107,382	107,382	107,382

Total comprehensive income				$1,279,862

Cash dividends ($.19 per share)	—	(671,751)	—		(671,751)
Acquisition of 2,435 shares of common stock	(7,622)	(54,505)	—		(62,127)
Amortization of unearned compensation, restricted stock awards	—	62,595	—		62,595
Issuance of common stock — nonvested shares (11,437 shares)	35,797	(35,797)	—		—
Exercise of stock options	178,942	291,917	—		470,859

Balance, March 31, 2007	$10,996,638	$29,727,348	$(1,109,936)		$39,614,050

Balance, December 31, 2007	$10,974,293	$31,626,627	$(773,168)		$41,827,752
Comprehensive income:		1,008,506		$1,008,506	1,008,506
Net income
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of deferred income taxes $113,989			221,272	221,272
Less: reclassification adjustments, net of tax benefit of $29,779			(57,806)	(57,806)

Other comprehensive income net of tax of $84,210				163,466	163,466

Total comprehensive income				1,171,972

Effects of changing pension plan measurement date, pursuant to FAS158, net of deferred income tax benefit of $12,437		(24,144)			(24,144)
Initial implementation of EITF 06-4, net of income tax benefit of $6,433		(12,487)			(12,487)
Cash dividends ($.20 per share)		(713,662)			(713,662)
Acquisition of 2,680 shares of common stock	(8,388)	(37,515)			(45,903)
Amortization of unearned compensation, restricted stock awards		77,012			77,012
Restricted stock forfeiture		(13,971)			(13,971)
Issuance of common stock — nonvested shares (9,763 shares)	30,558	(30,558)			—
Exercise of stock options	59,239	128,277			187,516

Balance, March 31, 2008	$11,055,702	$32,008,085	$(609,702)		$42,454,085

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities
Net income	$1,008,506	$1,172,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,083	259,195
Provision for loan losses	456,000	120,000
Gain on sale of securities		(87,585)
Amortization (accretion) of security premiums, net	32,498	2,797
Amortization of unearned compensation, net of forfeiture	63,041	62,595
Changes in assets and liabilities:
Decrease in other assets	468,532	799,130
(Decrease) in other liabilities	(633,176)	(455,285)

Net cash provided by operating activities	1,541,899	1,960,912

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	9,078,470	—
Proceeds from maturities, calls and principal payments of securities available for sale	1,057,190	987,117
Purchase of securities available for sale	(10,996,072)	—
Purchase of premises and equipment	(1,672,601)	(89,527)
(Purchase of) proceeds from sale of other bank stock	(392,300)	563,500
Net (increase) decrease in loans	(3,320,994)	4,497,470

Net cash provided by (used in) investing activities	(6,246,307)	5,958,560

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(12,977,334)	(691,634)
Net (decrease) increase in certificates of deposit	(1,474,780)	(11,853,290)
Federal Home Loan Bank advances	20,000,000	25,000,000
Federal Home Loan Bank principal repayments	(10,000,000)	(37,000,000)
Purchase (repayment) of federal funds	5,000,000	14,000,000
Repayment of trust preferred securities	—	(4,124,000)
Cash dividends paid on common stock	(713,662)	—
Issuance of common stock	187,516	470,859
Acquisition of common stock	(45,903)	(62,127)

Net cash used in financing activities	(24,163)	(14,260,192)

(Decrease) in cash and cash equivalents	(4,728,571)	(6,340,720)

Cash and Cash Equivalents
Beginning	19,552,174	41,679,655

Ending	$14,823,603	$35,338,935

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$2,723,453	$2,436,421

Income taxes	$—	$—

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net of tax effect	$163,466	$107,382

FAS 158 change in pension plan measurement dates, net of tax effect	$(24,144)	$—

Implementation of EITF 06-4, net of tax effect	$(12,487)	$—

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. General
The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”), Fauquier Statutory Trust I and Fauquier Statutory Trust II; and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2008 and December 31, 2007 and the results of operations for the three months ended March 31, 2008 and 2007. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year.
Note 2. Securities
The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Obligations of U.S. Government corporations and agencies	$23,992,633	$406,765	$—	$24,399,398
Obligations of states and political subdivisions	5,294,158	148,223	(6,500)	5,435,881
Corporate Bonds	6,000,000	—	(700,000)	5,300,000
Mutual Funds	294,668	—	(3,901)	290,767
FHLMC Preferred Bank Stock	441,000	—	(101,000)	340,000
Restricted investments:
Federal Home Loan Bank Stock	2,905,800	—	—	2,905,800
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$39,190,179	$554,988	$(811,401)	$38,933,766

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Obligations of U.S. Government corporations and agencies	$23,080,415	$30,014	$(162,347)	$22,948,082
Obligations of states and political subdivisions	5,293,965	82,166	(3,948)	5,372,183
Corporate Bonds	6,000,000	—	(348,750)	5,651,250
Mutual Funds	291,581	—	(5,791)	285,790
FHLMC Preferred Bank Stock	441,000	—	(97,000)	344,000
Restricted investments:
Federal Home Loan Bank Stock	2,513,500	—	—	2,513,500
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$37,882,381	$112,180	$(617,836)	$37,376,725

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2008
	Amortized	Fair
	Cost	Value
Due in one year or less	$27,237	$27,401
Due after one year through five years	1,242,618	1,253,025
Due after five years through ten years	4,706,196	4,779,688
Due after ten years	29,310,740	29,075,165
Equity securities	3,903,388	3,798,487

	$39,190,179	$38,933,766

For the quarter ended March 31, 2008, gross realized gains from sales of securities available for sale amounted to $87,585. The proceeds from the sale of these securities, including the realized gain, amounted to $9.1 million. The tax expense applicable to this net realized gain amounted to $29,779. There were no securities sold in the quarter ended March 31, 2007.
The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007.

March 31, 2008	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$—	$—	$—	$—	$—	$—

Obligations of states and political subdivisions	403,739	(6,500)	—	—	403,739	(6,500)

Corporate Bonds	3,532,500	(467,500)	1,767,500	(232,500)	5,300,000	(700,000)

Subtotal, debt securities	3,936,239	(474,000)	1,767,500	(232,500)	5,703,739	(706,500)

Mutual Funds	—	—	290,767	(3,901)	290,767	(3,901)

FHLMC Preferred Bank Stock	340,000	(101,000)	—	—	340,000	(101,000)

Total temporary impaired securities	$4,276,239	$(575,000)	$2,058,267	$(236,401)	$6,334,506	$(811,401)

December 31, 2007	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$—	$—	$17,798,157	$(162,347)	$17,798,157	$(162,347)

Obligations of states and political subdivisions	899,333	(3,948)	—	—	899,333	(3,948)

Corporate Bonds	3,770,000	(230,000)	1,881,250	(118,750)	5,651,250	(348,750)

Subtotal, debt securities	4,669,333	(233,948)	19,679,407	(281,097)	24,348,740	(515,045)

Mutual Funds	—	—	291,581	(5,791)	291,581	(5,791)

FHLMC Preferred Bank Stock	344,000	(97,000)	—	—	344,000	(97,000)

Total temporary impaired securities	$5,013,333	$(330,948)	$19,970,988	$(286,888)	$24,984,321	$(617,836)

The nature of securities which are temporarily impaired for a continuous 12 month period or more at March 31, 2008 can be segregated into two groups:

The first group consists of corporate bonds, rated A2 by Moody’s, totaling $1.8 million with a temporary loss of approximately $233,000. These bonds have an estimated maturity of 26 years, but can be called at par on the five year anniversary, which will occur in 2008 and 2009. If not called, the bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”). The Company has the ability to hold these bonds to maturity.
The second group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of approximately $4,000. The fund is a relatively small segment of the portfolio and the Company plans to hold it indefinitely.
The carrying value of securities pledged to secure deposits and for other purposes amounted to $6,396,941 and $13,565,758 at March 31, 2008 and December 31, 2007, respectively.
Note 3. Loans
A summary of the balances of loans follows:

	March 31,	December 31,
	2008	2007
	(Thousands)
Real estate loans:
Construction	$37,770	$37,204
Secured by farmland	1,853	1,365
Secured by 1 - to - 4 family residential	171,999	170,983
Other real estate loans	134,143	132,918
Commercial and industrial loans (not secured by real estate)	38,147	38,203
Consumer installment loans	21,424	24,133
All other loans	11,170	8,824

Total loans	$416,506	$413,630
Unearned income	(338)	(338)
Allowance for loan losses	(4,196)	(4,185)

Net loans	$411,972	$409,107

Note 4. Allowance for Loan Losses
Analysis of the allowance for loan losses follows:

	Three Months	Three Months	Twelve Months
	Ended March 31,	Ended March 31,	Ended December
	2008	2007	31, 2007
Balance at beginning of year	$4,185,209	$4,470,533	$4,470,533

Provision for loan losses	456,000	120,000	717,000

Recoveries of loans previously charged-off	23,382	7,707	60,616

Loan losses charged-off	(468,627)	(79,362)	(1,062,940)

Balance at end of year	$4,195,964	$4,518,878	$4,185,209

     Nonperforming assets consist of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Nonaccrual loans	$1,961	$1,906	$1,629
Restructured loans	—	—	—

Total nonperforming loans	$1,961	$1,906	$1,629
Foreclosed property	64	222	135

Total nonperforming assets	$2,025	$2,128	$1,764

	March 31, 2008	December 31, 2007
Impaired loans for which an allowance has been provided	$2,966,225	$2,688,501
Impaired loans for which no allowance has been provided	1,103,215	1,247,461

	$4,069,440	$3,935,962

Allowance provided for impaired loans, included in the allowance for loan losses	$1,351,098	$1,392,236

	For the Quarter	For the Year
	March 31, 2008	December 31, 2007
Average balance in impaired loans	$3,962,818	$4,359,817

Interest income recognized on impaired loans	$34,119	$261,257

Total loans past due 90 days or more and still accruing interest totaled $2.0 million, $770,000, and $70,000 on March 31, 2008, December 31, 2007, and March 31, 2007, respectively. The $2.0 million past due 90 days or more and still accruing at March 31, 2008 consisted of two loans to one borrower collateralized by property under contract for sale scheduled to close during the second quarter of 2008. The proceeds from the sale are adequate to repay all outstanding principal, interest and fees on the two loans.
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

Note 5. Company-Obligated Mandatorily Redeemable Capital Securities
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
Total capital securities at March 31, 2008 and 2007 were $4,124,000 for both respective dates. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date.  The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company.  The capital securities are guaranteed by the Company on a subordinated basis.
Note 6. Earnings Per Share
The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

	Three Months		Three Months
	Ended		Ended
	March 31, 2008		March 31, 2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,515,475	$0.287	3,522,550	$0.333

Effect of dilutive securities, stock-based awards	36,451		72,603

	3,551,926	$0.284	3,595,153	$0.326

Note 7. Stock-Based Compensation
The Company has a stock-based compensation plan. Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment,” which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income.
The nonvested shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on one-third of the shares lapse on the anniversary of the date the restricted shares were awarded over the next three years. Compensation expense for nonvested shares amounted to $63,041 and $62,595 for the three months ended March 31, 2008 and 2007, respectively.
The Company did not grant options during the three months ended March 31, 2008 and 2007.
A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan (the “Plans”) is presented below:

	Three Months Ended
	March 31, 2008
		Weighted
		Average	Average
	Number of	Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at January 1	96,100	$9.85
Granted	—
Exercised	(18,920)	9.91
Forfeited	—

Outstanding at March 31,	77,180	$9.84	$630,150

Exercisable at end of quarter	77,180	$9.84	$630,150

Weighted-average fair value per option of options granted during the year	—

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the March 31, 2008 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the changes in the market value of the Company’s stock.
The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $132,774 and $981,129, respectively.
A summary of the status of the Company’s nonvested shares is presented below:

	Three Months Ended
	March 31, 2008
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at January 1, 2008	31,190
Granted	19,692	$17.70
Vested	(9,769)
Forfeited, nonvested	(276)
Forfeited, vested	(282)	$24.84

Novested at March 31, 2008	40,555

As of March 31, 2008, there was $570,206 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over an approximate period of three years.

Note 8. Employee Benefit Plan
The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
Service cost	$111,081	$167,680
Interest cost	77,352	100,343
Expected return on plan assets	(149,050)	(111,378)
Amortization of transition (asset)	(4,745)	1,942
Amortization of prior service cost	1,942	(4,745)
Recognized net actuarial loss	—	5,258

Net periodic benefit cost	$36,580	$159,100

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that there were no contributions made to its pension plan in 2007. As of March 31, 2008, the pension plan requires no additional contributions.
On December 20, 2007, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010, the Company will replace the defined benefit pension plan with an enhanced 401(k) plan. Defined benefit pension plan expenses are projected to decrease from $636,000 in 2007 to approximately $150,000 in 2008 and $0 in 2009 and going forward. Expenses for the 401(k) plan are projected to increase from $134,000 in 2007 to approximately $140,000 in 2008 and 2009, and approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Risk Factors” in Item 1A of this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,572,728 shares of common stock, par value $3.13 per share, held by approximately 434 holders of record on March 31, 2008. The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased properties in Haymarket, Virginia and Bristow, Virginia, where it plans to build its ninth and tenth full-service branch offices, respectively, scheduled to open during 2009.
The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.
The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The basic services offered by the Bank include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier’s checks, domestic collections, savings bonds, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Star, NYCE, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.
The Bank operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services.
The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Bankers Investments Group, LLC, a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. Bankers Insurance consists of a consortium of 38 Virginia community bank owners; Bankers Investments Group is owned by 34 Virginia and Maryland community banks; and Bankers Title Shenandoah is owned by 10 Virginia community banks.

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
As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission (“SCC”). Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Please see “Risk Factors” in Item 1A of this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
As of March 31, 2008, the Company had total consolidated assets of $490.5 million, total loans net of allowance for loan losses of $412.0 million, total consolidated deposits of $390.1 million, and total consolidated shareholders’ equity of $42.5 million.
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
Net income of $1.01 million for the first quarter of 2008 was a 14.0% decrease from the net income for the first quarter of 2007 of $1.17 million. Loans, net of reserve, totaling $412.0 million at March 31, 2008, increased 0.7% when compared with December 31, 2007, and increased 0.1% when compared with March 31, 2007. Deposits decreased 3.6% compared with year-end 2007, and decreased 3.3% when compared with March 31, 2007. Assets under WMS management, totaling $291.2 million at March 31, 2008, declined 1.1% from $294.5 million at March 31, 2007.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2008 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. During 2007, demand deposits, NOW, and savings deposits averaged 17%, 22%, and 8% of total average deposits, respectively, while the more interest-rate sensitive Premium money market accounts, money market accounts, and certificates of deposit averaged 19%, 6% and 28% of total average deposits, respectively.
The Bank continues to have strong credit quality as evidenced by non-performing assets totaling $2.0 million or 0.49% of total loans at March 31, 2008, as compared with $2.1 million or 0.51% of total loans at December 31, 2007, and $1.8 million or 0.42% of total loans at March 31, 2007. The provision for loan losses was $456,000 for the first quarter of 2008 compared with $120,000 for the first quarter of 2007. Loan chargeoffs, net of recoveries, totaled $445,000 or 0.11% of total loans for the first three months of 2008, compared with $72,000 or 0.02% of total loans for the first three months of 2007. The $336,000 or 280% increase in the provision for loan losses from first quarter 2007 to first quarter 2008 was largely in response to the increase in net loan chargeoffs, partially offset by the continuation in the relatively low level of remaining non-performing loans over the last year, as well as the small amount of growth in loans outstanding.

Management seeks to continue the expansion of its branch network. The Bank has leased properties in Haymarket, Virginia and Bristow, Virginia, where it plans to build its ninth and tenth full-service branch offices, respectively, both scheduled to open in 2009. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its marketplace.
NET INCOME
Net income was $1.01 million for the first quarter of 2008, a 14.0% decrease from the first quarter of 2007 net income of $1.17 million. Earnings per share on a fully diluted basis were $0.28 in 2008 compared to $0.33 in 2007. Profitability as measured by return on average equity decreased from 12.01% in the first quarter of 2007 to 9.48% for the same period in 2008. Profitability as measured by return on average assets decreased from 0.95% to 0.83% over the same respective quarters in 2007 and 2008. The decline in net income and the corresponding profitability measures was primarily due to the increase in the provision for loan losses of $336,000 in the first quarter of 2008 compared with the first quarter of 2007.
NET INTEREST INCOME AND EXPENSE
Net interest income increased $115,000 or 2.5% to $4.69 million for the quarter ended March 31, 2008 from $4.58 million for the quarter ended March 31, 2007. The increase in net interest income was due to the Company’s net interest margin increasing from 3.95% in the first quarter of 2007 to 4.15% in the first quarter of 2008, primarily due to the positively sloped yield curve during the first quarter of 2008 compared with the flat and inverted yield curve during the first quarter of 2007. (A positively sloped yield curve is where the interest rate on longer-termed financial instruments exceeds the interest rate on shorter-termed financial instruments, all other factors being equal, while with an inverted yield curve, shorter-termed financial instruments have higher interest rates than longer-termed financial instruments.) The benefit of the positively sloped yield curve was partially offset by competitive pricing pressures. In addition, the impact of the increasing net interest margin was partially offset by the impact of total average earning assets decreasing from $465.8 million during the first quarter of 2007 to $453.3 million during the first quarter of 2008. The percentage of average earning assets to total assets decreased to 92.8% for the first quarter of 2008 from 93.4% for the first quarter of 2007.
The net interest margin pressure caused by the economic environment of a flat and inverted yield curve proved to be challenging for the Bank during much of 2007. At June 30, 2004, just as the Federal Reserve’s Federal Open Market Committee (the “FMOC”) began raising the federal funds rate, the yield on a three month maturity treasury bond was 1.37% or 253 basis points below the 3.90% yield on a five year treasury and 332 basis points below the 4.69% yield on a 10 year treasury. At October 30, 2006, that yield had inverted to the point that a three month treasury was yielding 5.12%, while the five year and ten year treasury were yielding 4.74% and 4.77%, respectively. The yield curve changed from a more than 250 basis point premium for a longer investment to a position where there is no premium or, in fact, a discount. This presented funding and interest margin management pressures, as a flat or inverted yield curve significantly increased competition for deposits and their cost. While deposit costs rapidly increased, the lack of a similar movement in longer-term rates limited the yield increase on fixed rate loans.
The economic environment changed direction during the fourth quarter of 2007, when the FMOC began lowering the federal funds rate, and the shape of the yield curve became less flat and more positively sloped. Through March 31, 2008, the FMOC has continued the reduction of the federal funds rate. At March 31, 2008, the yield on a three month maturity treasury bond was 1.33% or 118 basis points below the 2.51% yield on a five year treasury and 214 basis points below the 3.47% yield on a 10 year treasury. As a result, the Company’s net interest margin improved from 3.95% for the first quarter of 2007 to 4.16% for the fourth quarter of 2007, and 4.15% for the first quarter of 2008.
Total interest income decreased $487,000 or 6.3% to $7.27 million for the first three months of 2008 from $7.76 million for the first three months of 2007. This decrease was primarily due to the 29 basis point decrease in the yield on average assets from first quarter 2007 to first quarter 2008, as well as the decrease in total average earning assets of $12.5 million or 2.7%.

The average yield on loans decreased to 6.61% for the first three months of 2008 compared with 6.96% for the first three months of 2007. Average loan balances decreased 2.5% from $421.3 million during the first quarter of 2007 to $410.6 million during the first quarter of 2008. Together, this resulted in a $480,000 or 6.6% decrease in interest and fee income from loans for the first quarter of 2008 compared with the same period in 2007.
Average investment security balances decreased $1.9 million from $39.3 million in the first quarter of 2007 to $37.4 million in the first quarter of 2008. The tax-equivalent average yield on investments increased from 4.50% for the first quarter of 2007 to 5.02% for the first quarter of 2008. Together, there was an increase in interest and dividend income on security investments of $3,000 or 0.7%, from $436,000 for the first three months of 2007 to $439,000 for the first three months of 2008. Interest income on federal funds sold decreased $14,000 from the first quarter of 2007 to the first quarter of 2008, reflecting a decline in the average yield from 5.12% to 2.60%.
Total interest expense decreased $603,000 or 18.9% from $3.19 million for the first three months of 2007 to $2.58 million for the first quarter of 2008 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $344,000 or 14.2% from $2.42 million for the first quarter of 2007 to $2.07 million for the first quarter of 2008. Average Premium money market account balances increased $16.5 million from first quarter 2007 to first quarter 2008, while their average rate decreased from 4.03% to 2.93% over the same period resulting in a decrease of $33,000 of interest expense for the first quarter of 2008. Average time deposit balances decreased $23.5 million from first quarter of 2007 to the first quarter of 2008 while the average rate on time deposits decreased from 4.55% to 4.13% resulting in a decrease of $368,000 in interest expense for the first quarter of 2008. Average NOW deposit balances increased $15.0 million from the first quarter of 2007 to the first quarter of 2008 while the average rate on NOW accounts increased from 1.15% to 1.27% resulting in an additional $69,000 of interest expense for the first quarter of 2008.
Interest expense on federal funds purchased decreased $53,000 for the first three months of 2008 when compared to the first three months of 2007 due to the $3.2 million decrease in average federal funds purchased and the decline in the average fed funds rate from 5.61% to 4.36%. Interest expense on FHLB of Atlanta advances decreased $113,000 from the first quarter of 2007 to the first quarter of 2008 due to the decrease in the average rate paid on FHLB advances from 5.08% to 3.88%. The average rate on total interest-bearing liabilities decreased from 3.38% for the first quarter of 2007 to 2.76% for the first quarter of 2008.
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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	3 Months Ended March 31, 2008			3 Months Ended March 31, 2007
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$401,352	$6,711	6.63%	$411,798	$7,185	6.99%
Tax-exempt (1)	7,347	133	7.17%	7,849	141	7.18%
Nonaccrual (2)	1,877	—		1,634	—

Total Loans	410,576	6,844	6.61%	421,281	7,326	6.96%

Securities
Taxable	31,927	381	4.77%	38,285	423	4.41%
Tax-exempt (1)	5,447	88	6.48%	1,009	20	7.93%

Total securities	37,374	469	5.02%	39,294	443	4.50%

Deposits in banks	982	8	3.25%	1,888	5	1.01%
Federal funds sold	4,389	29	2.60%	3,329	43	5.12%

Total earning assets	453,321	7,350	6.43%	465,792	7,817	6.72%

Less: Reserve for loan losses	(4,165)			(4,488)
Cash and due from banks	15,542			14,377
Bank premises and equipment, net	7,465			7,518
Other assets	16,436			15,726

Total Assets	$488,599			$498,925

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$66,716			$74,309

Interest-bearing deposits
NOW accounts	85,597	270	1.27%	70,559	201	1.15%
Money market accounts	24,581	89	1.45%	28,646	102	1.45%
Premium money market accounts	74,592	543	2.93%	58,062	576	4.03%
Savings accounts	30,442	34	0.45%	34,212	34	0.41%
Time deposits	110,797	1,138	4.13%	134,258	1,506	4.55%

Total interest-bearing deposits	326,009	2,074	2.56%	325,737	2,419	3.01%

Federal funds purchased	3,088	33	4.36%	6,276	87	5.61%
Federal Home Loan Bank advances	42,018	412	3.88%	41,322	525	5.08%
Capital securities of subsidiary trust	4,124	64	6.16%	8,156	156	7.66%

Total interest-bearing liabilities	375,239	2,583	2.76%	381,491	3,187	3.38%

Other liabilities	3,862			3,541
Shareholders’ equity	42,781			39,584

Total Liabilities & Shareholders’ Equity	$488,599			$498,925

Net interest spread		$4,767	3.67%		$4,630	3.34%

Interest expense as a percent of average earning assets			2.28%			2.77%
Net interest margin			4.15%			3.95%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
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

RATE / VOLUME VARIANCE
(In Thousands)
Three Months Ended March 31, 2008 Compared to
Three Months March 31, 2007

		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$(474)	$(293)	(181)
Loans; tax-exempt (1)	(8)	(9)	1
Securities; taxable	(42)	(63)	21
Securities; tax-exempt (1)	68	88	(20)
Deposits in banks	3	(2)	5
Federal funds sold	(14)	14	(28)

Total Interest Income	(467)	(265)	(202)

INTEREST EXPENSE
NOW accounts	69	43	26
Premium NOW accounts	(34)	164	(198)
Money market accounts	(13)	(13)	—
Savings accounts	—	(4)	4
Time deposits	(367)	(263)	(104)
Federal funds purchased and securities sold under agreements to repurchase	(53)	(44)	(9)
Federal Home Loan Bank advances	(113)	9	(122)
Capital securities of subsidiary trust	(92)	(77)	(15)

Total Interest Expense	(603)	(185)	(418)

Net Interest Income	$136	$(80)	$216

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $456,000 for the first quarter of 2008, compared with $120,000 for the first quarter of 2007. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
The increase in the provision for loan losses during the first quarter 2008 was largely in response to the amount of net loan chargeoffs during the same quarter. Loan chargeoffs, net of recoveries, totaled $445,000 or 0.11% of total loans for the first three months of 2008, compared with $72,000 or 0.02% of total loans for the first three months of 2007.
NON-INTEREST INCOME
Total non-interest income increased by $146,000 from $1.42 million in the first quarter of 2007 to $1.57 million in the first quarter of 2008. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. This increase stemmed primarily from revenues related to the continued growth of the Bank’s deposit base and retail banking activities, as well as an $88,000 realized gain on the sale of securities.
Wealth Management income increased $5,000 or 1.3% from first quarter 2007 to first quarter 2008, as assets under management remained relatively stable from year to year. Service charges on deposit accounts increased $49,000 or 7.4% to $709,000 for the first three months of 2008, compared with $660,000 for the same period in 2007 due to the increase in the number of transaction accounts generating fee income. Other service charges, commissions and fees increased $5,000 or 1.1% from $424,000 in first quarter 2007 to $429,000 in first quarter 2008 primarily due to increased income from VISA check card fees. The increase in VISA check fees is primarily due to the increase in the Bank’s retail deposit customer base. Included in other service charges, commissions, and income is Bank Owned Life Insurance (“BOLI’) income, which was $94,000 during the first quarter of 2008 compared with $87,000 one year earlier. Total BOLI was $10.1 million at March 31, 2008, compared with $9.7 million one year earlier.

For the quarter ended March 31, 2008, gross realized gains from sales of three securities available for sale amounted to $88,000. The proceeds from the sale of these securities, including the realized gain, amounted to $9.1 million. Two of the securities, totaling approximately $7.0 million, had a remaining maturity of less than seven months, while the third security, totaling $2.0 million, had a remaining maturity of 18 months. The proceeds of the sale were redeployed into securities with an average assumed life of approximately five years. There were no securities sold in 2007. Management does not project any further gains or losses on the sale of securities at this time.
Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace. Wealth management fees are projected to continue to grow at a pace closer to the 5% growth seen in 2007, rather than the 1% growth seen in 2006 and the first quarter of 2008. Fees from deposits are projected to continue to grow at a 5% to 7% rate, which reflects the projected growth for retail (non-commercial) core deposits.
NON-INTEREST EXPENSE
Total non-interest expense increased $206,000 or 4.9% during the first quarter of 2008 compared with the first quarter of 2007. Salaries and employees’ benefits decreased $20,000, or 0.9%, primarily due to decreases in defined benefit pension plan expenses, partially offset by the customary annual salary increases. Full-time equivalent personnel totaled 144 at March 31, 2008 compared with 148 at March 31, 2007.
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
The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. For the remainder of 2008, the Company projects the increase of approximately four new full-time equivalent positions in addition to filling four currently vacant positions. These new positions are planned in commercial lending and technology systems support. In 2009, the Company will increase full-time equivalent personnel in order to staff two new branch offices in Haymarket and Bristow.
Net occupancy expense increased $14,000 or 5.3%, and furniture and equipment expense decreased $1,000 or 0.4%, from first quarter 2007 to first quarter 2008. The increase in occupancy expense primarily reflects increased maintenance and repair expenses, while the decrease in furniture and equipment expenses primarily reflects the decrease in computer software depreciation expense.
Marketing expense increased $50,000 or 41.0% from $120,000 for the first quarter of 2007 to $170,000 for the first quarter of 2008. This increase primarily reflects in implementation of direct mail campaign targeting small businesses.
Consulting expense, which includes legal and accounting professional fees, increased $41,000 or 17.0% in the first quarter of 2008 compared with the first quarter of 2007. This increase primarily reflects the use of information technology consultants assisting the Bank with its technology planning and contract negotiations.

Data processing expense increased $33,000 or 11.0% for the first three months of 2008 compared with the same time period in 2007. The Bank outsources much of its data processing to a third-party vendor. The increase in expense primarily reflects increased deposit transactions and other data processing system usage by the Bank.
Other operating expenses increased $90,000 or 14.4% in first quarter 2008 compared with first quarter 2007. This primarily reflects increases in non-loan chargeoffs and contributions to community organizations.
INCOME TAXES
Income tax expense was $399,000 for the quarter ended March 31, 2008 compared with $516,000 for the quarter ended March 31, 2007. The effective tax rates were 28.3% and 30.6% for the first quarter of 2008 and 2007, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND DECEMBER 31, 2007
Total assets were $490.5 million at March 31, 2008 compared with $489.9 million at December 31, 2007, an increase of 0.1% or $597,000. Balance sheet categories reflecting significant changes included cash and due from banks, total loans, deposits, federal funds purchased, FHLB advances, and company-obligated mandatorily redeemable capital securities. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. Cash and due from banks was $13.9 million at March 31, 2008, reflecting a decrease of $2.8 million from December 31, 2007. The decrease in cash and due from banks was primarily due to the decline in cash held at the Fed in order to satisfy reserve requirements.
LOANS. Total net loan balance after allowance for loan losses was $412.0 million at March 31, 2008, which represents an increase of $2.9 million or 0.7% from $409.1 million at December 31, 2007. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.
BANK PREMISES AND EQUIPMENT, NET. Total bank premises and equipment, net, increased $1.4 million primarily due to purchase of land along Business Route 29 in Warrenton, VA for the purpose of relocating its ViewTree Warrenton branch office.
DEPOSITS. For the quarter ended March 31, 2008, total deposits declined by $14.5 million or 3.6% when compared with total deposits at December 31, 2007. Non-interest-bearing deposits decreased by $12.8 million and interest-bearing deposits decreased by $1.7 million. Included in interest-bearing deposits at March 31, 2008 and December 31, 2007 were $10.2 million and 9.3 million, respectively of brokered deposits. The decline in the Bank’s non-interest-bearing deposits and interest-bearing deposits during the first quarter of 2008 was the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction account and other deposits in 2008 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.
FEDERAL FUNDS PURCHASED and FEDERAL HOME LOAN BANK ADVANCES. Federal funds purchased and FHLB advances increased by $5 million and $10 million, respectively, during the quarter ended March 31, 2008, to offset the decline in deposit balances.
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
Non-performing assets totaled $2.0 million or 0.49% of total loans at March 31, 2008, compared with $2.1 million or 0.51% of total loans at December 31, 2007, and $1.8 million, or 0.42% of total loans at March 31, 2007.
Total loans past due 90 days or more and still accruing interest totaled $2.0 million, $770,000, and $70,000 on March 31, 2008, December 31, 2007, and March 31, 2007, respectively. The $2.0 million past due 90 days or more and still accruing at March 31, 2008 consisted of two loans to one borrower collateralized by property under contract for sale scheduled to close during the second quarter of 2008. The proceeds from the sale are adequate to repay all outstanding principal, interest and fees on the two loans. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.
At March 31, 2008, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.
At March 31, 2008, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentrations at March 31, 2008 were approximately 6.0% of loans to the hospitality industry (hotels, motels, inns, etc.). For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 entitled “We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.”
Based on recently enacted regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of March 31, 2008, construction and land loans are $39.5 million or 78.18% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $35.3 million or 69.74% of the concentration level.

Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see “Allowance for Loan Losses” in Note 5 of the Notes to Consolidated Financial Statements contained herein.
CONTRACTUAL OBLIGATIONS
During March 2008, the Bank sold its Route 29 Warrenton branch building and land as part of an exchange of real estate properties. The property the Bank received, also on Route 29 in Warrenton, VA, will be the future site of a larger, more conveniently located branch building. During the time-period of construction of the new branch site, the Bank will rent the existing Route 29 Warrenton branch building for approximately $180,000 on an annualized basis.
As of March 31, 2008, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2008, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of March 31, 2008, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.
At March 31, 2008 and December 31, 2007, the Company exceeded its regulatory capital ratios, as set forth in the following table:
RISK BASED CAPITAL RATIOS
(Dollars in Thousands)

	Mar. 31,	Dec. 31,
	2008	2007
Tier 1 Capital:
Shareholders’ Equity	$42,454	$41,828
Plus: Unrealized loss on securities available for sale/FAS 158 and EITF 06-4	609	773
Less: Intangible assets, net	(105)	(103)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	46,958	46,498

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,196	4,185

Total Capital:	51,154	50,683

Risk Weighted Assets:	$387,012	$390,597

Regulatory Capital Ratios:
Leverage Ratio	9.61%	9.49%
Tier 1 to Risk Weighted Assets	12.13%	11.90%
Total Capital to Risk Weighted Assets	13.22%	12.98%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $42.5 million at March 31, 2008 compared with $41.8 million at December 31, 2007 and $39.6 million (as restated) at March 31, 2007. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, through which it repurchased 2,680 and 2,435 shares of stock during the first three months of 2008 and 2007, respectively.
Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $610,000 at March 31, 2008 compared with $773,000 at December 31, 2007. The decline in the accumulated other comprehensive loss was attributable to the decrease in the unrealized loss on investment securities held available for sale.
As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, in 2002 and 2006, the Company established subsidiary trusts that issued $4.0 million and $4.0 million of capital securities, respectively, as part of two separate pooled trust preferred security offerings with other financial institutions. During 2007, the Company repaid the $4.0 million issued in 2002. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Government Supervision and Regulation,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of March 31, 2008, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”
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
Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $14.8 million at March 31, 2008 compared with $19.6 million at December 31, 2007. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $28.7 million was unpledged and readily salable at March 31, 2008. Futhermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $134.5 million at March 31, 2008 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling approximately $62.0 million. At March 31, 2007, $45.0 million of the FHLB of Atlanta line of credit and $5.0 million of federal funds purchased lines of credit were in use.
On April 2, 2008, the FHLB of Atlanta informed the Bank that, in light of continued turmoil in mortgage and credit markets, it would increase the discount applied to residential first mortgage collateral from 20% to 25% effective May 1, 2008. As result of this increase in required collateralization, the Bank’s total line of credit with the FHLB of Atlanta will be reduced by approximately $6.0 million to $128.5 million on May 1, 2008 from $134.5 million on March 31, 2008. The Bank does not consider this change in collateral requirements by the FHLB of Atlanta to materially impact the Bank’s liquidity.
Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operation of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2008 and December 31, 2007. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.
LIQUIDITY SOURCES AND USES
(Dollars in Thousands)

	March 31, 2008			December 31, 2007
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$62,024	$5,000	$57,024	$52,036	$—	$52,036
Federal Home Loan Bank advances	134,577	45,000	89,577	136,159	35,000	101,159
Federal funds sold			—			2,020
Securities, available for sale and unpledged at fair value			28,715			23,632

Total short-term funding sources			$175,316			$178,847

Uses:
Unfunded loan commitments and lending lines of credit			$67,558			$72,503
Letters of credit			6,481			6,749

Total potential short-term funding uses			$74,039			$79,252

Ratio of short-term funding sources to potential short-term funding uses			236.8%			225.7%
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
CHANGES IN ACCOUNTING PRINCIPLES
In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The effect that EITF 06-4 had on The Company’s consolidated financial statement of condition for March 31, 2008 was a reduction in retained earnings of $12,000 and an increase in accrued benefit liabilities of $19,000.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The effect that this provision of SFAS 158 had on The Company’s consolidated financial statement of condition for March 31, 2008 was a reduction in retained earnings of $24,000 and an increase in accrued benefit liabilities of $37,000.
FAIR VALUE MEASUREMENTS
SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:
     Securities
Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. At March 31, 2008, all of the Company’s securities are considered to be Level 1 or Level 2 securities.
     Loans held for sale
Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, the Company did not have any loans held for sale.
     Impaired loans
SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.
     Other Real Estate Owned
Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

RECENT ACCOUNTING PROUNCEMENTS
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the Bank (Company) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.
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
There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
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

As of March 31, 2008, management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that it maintained effective internal control over the financial reporting as of March 31, 2008, based on those criteria, and the Company’s Chief Executive Officer and Chief Financial Officer can provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2007, has issued an attestation report on the effectiveness of Management’s internal control over reporting as of December 31, 2007. The report, which states an unqualified opinion on the effectiveness of Management’s internal control over financial reporting as of December 31, 2007, is incorporated for reference in the Company’s Annual Report on 10-K for the year ended December 31, 2007 in Item 8 under the heading “Report of Independent Public Accounting Firm.”
No changes were made in management’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, management’s internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject to that, in the opinion of Management, may materially impact the financial condition of either the Company or the Bank.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors faced by the Company from those disclosed in Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publically	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan
	Shares Purchased	Paid per Share	(1)	(1)
January 1 – 31, 2008	1,600	$16.36	1,600	210,641
February 1 – 29, 2008	860	$18.26	860	209,781
March 1 – 31, 2008	220	$18.31	220	209,561
Total	2,680		2,680

(1)	In September 1998, the Company announced an open market buyback program for its common stock. Annually, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On January 17, 2008, the Board authorized the Company to repurchase up to 212,241 shares (6% of the shares of common stock outstanding on January 1, 2008) beginning January 1, 2008 and continuing until the next Board reset.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed November 15, 2007.

11	Refer to Part I, Item 1, Note 6 to the Consolidated Financial Statements.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer Dated: May 9, 2008

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer Dated: May 9, 2008