Form 10-Q
period 2008-06-30
FAUQUIER BANKSHARES, INC.
filed 2008-08-08
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The registrant had 3,567,874 shares of common stock outstanding as of August 5, 2008.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$11,718,495	$16,708,922
Interest-bearing deposits in other banks	752,641	823,252
Federal funds sold	—	2,020,000
Securities available for sale	39,862,904	37,376,725
Loans, net of allowance for loan losses of $4,319,306 in 2008 and $4,185,209 in 2007	425,134,460	409,107,482
Bank premises and equipment, net	8,484,975	7,180,369
Accrued interest receivable	1,594,833	1,748,546
Other assets	15,480,867	14,930,932

Total assets	$503,029,175	$489,896,228

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	70,418,228	76,080,935
Interest-bearing:
NOW accounts	88,395,113	90,169,640
Savings and money market accounts	124,558,248	127,472,913
Time certificates of deposit	104,869,335	110,835,435

Total interest-bearing	317,822,696	328,477,988

Total deposits	388,240,924	404,558,923

Federal Home Loan Bank advances	65,000,000	35,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	3,892,568	4,385,553
Commitments and Contingencies	—	—

Total liabilities	461,257,492	448,068,476

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2008: 3,569,325 (includes nonvested shares of 38,771); 2007: 3,537,354 shares (includes nonvested shares of 31,190)	11,050,634	10,974,293
Retained earnings	32,274,031	31,626,627
Accumulated other comprehensive income (loss), net	(1,552,982)	(773,168)

Total shareholders’ equity	41,771,683	41,827,752

Total liabilities and shareholders’ equity	$503,029,175	$489,896,228

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

	2008	2007
Interest Income
Interest and fees on loans	$6,590,186	$7,233,485
Interest and dividends on securities available for sale:
Taxable interest income	334,172	363,447
Interest income exempt from federal income taxes	58,187	16,291
Dividends	70,118	92,907
Interest on federal funds sold	4,452	23,951
Interest on deposits in other banks	4,488	15,872

Total interest income	7,061,603	7,745,953

Interest Expense
Interest on deposits	1,649,515	2,542,648
Interest on federal funds purchased	29,872	51,602
Interest on Federal Home Loan Bank advances	469,438	378,656
Distribution on capital securities of subsidiary trusts	45,463	71,341

Total interest expense	2,194,288	3,044,247

Net interest income	4,867,315	4,701,706

Provision for loan losses	834,000	120,000

Net interest income after provision for loan losses	4,033,315	4,581,706

Other Income
Wealth management income	331,821	354,685
Service charges on deposit accounts	751,368	717,525
Other service charges, commissions and income	664,000	440,859
(Loss) on impairment of securities	(125,000)	—
Gain on sale of other real estate owned	28,718	—

Total other income	1,650,907	1,513,069

Other Expenses
Salaries and benefits	2,298,802	2,313,208
Net occupancy expense of premises	347,931	265,177
Furniture and equipment	285,035	296,109
Advertising expense	155,854	161,692
Consulting expense	260,707	193,948
Data processing expense	329,697	312,860
Other operating expenses	717,362	722,053

Total other expenses	4,395,388	4,265,047

Income before income taxes	1,288,834	1,829,728

Income tax expense	346,420	550,295

Net Income	$942,414	$1,279,433

Earnings per Share, basic	$0.27	$0.36

Earnings per Share, assuming dilution	$0.26	$0.36

Dividends per Share	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007

	2008	2007
Interest Income
Interest and fees on loans	$13,388,785	$14,511,990
Interest and dividends on securities available for sale:
Taxable interest income	661,678	735,452
Interest income exempt from federal income taxes	116,411	29,488
Dividends	123,120	143,404
Interest on federal funds sold	33,293	66,551
Interest on deposits in other banks	12,546	20,662

Total interest income	14,335,833	15,507,547

Interest Expense
Interest on deposits	3,723,725	4,961,275
Interest on federal funds purchased	63,359	138,445
Interest on Federal Home Loan Bank advances	881,475	903,604
Distribution on capital securities of subsidiary trusts	109,705	227,442

Total interest expense	4,778,264	6,230,766

Net interest income	9,557,569	9,276,781

Provision for loan losses	1,290,000	240,000

Net interest income after provision for loan losses	8,267,569	9,036,781

Other Income
Wealth management income	675,237	693,558
Service charges on deposit accounts	1,459,965	1,377,316
Other service charges, commissions and income	1,092,981	864,997
Gain on sale of other real estate owned	28,718	—
Realized gain (loss) on securities	(37,415)	—

Total other income	3,219,486	2,935,871

Other Expenses
Salaries and benefits	4,627,026	4,661,441
Net occupancy expense of premises	630,326	533,283
Furniture and equipment	571,542	583,709
Advertising expense	325,596	282,093
Consulting expense	541,388	433,890
Data processing expense	662,342	612,541
Other operating expenses	1,432,762	1,347,271

Total other expenses	8,790,982	8,454,228

Income before income taxes	2,696,073	3,518,424

Income tax expense	745,153	1,066,513

Net Income	$1,950,920	$2,451,911

Earnings per Share, basic	$0.55	$0.70

Earnings per Share, assuming dilution	$0.55	$0.69

Dividends per Share	$0.40	$0.39

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2008 and 2007

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2006 as restated	$10,789,521	$28,962,409	$(1,217,318)		$38,534,612
Comprehensive income:
Net income	—	2,451,911	—	$2,451,911	2,451,911
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of deferred income taxes $7,418	—	—	(14,397)	(14,397)	(14,397)

Total comprehensive income				$2,437,514

Cash dividends ($.39 per share)	—	(1,380,939)	—		(1,380,939)
Acquisition of 8,270 shares of common stock	(25,886)	(180,955)	—		(206,841)
Amortization of unearned compensation, restricted stock awards	—	127,140	—		127,140
Issuance of common stock — nonvested shares (11,437 shares)	35,797	(35,797)	—		—
Exercise of stock options	199,224	341,874	—		541,098

Balance, June 30, 2007	$10,998,656	$30,285,643	$(1,231,715)		$40,052,584

Balance, December 31, 2007	$10,974,293	$31,626,627	$(773,168)		$41,827,752
Comprehensive income:
Net income	—	1,950,920	—	1,950,920	1,950,920
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit of $414,444				(804,508)
Less: reclassification adjustments, net of taxes of $12,721				24,694

Other comprehensive income net of tax benefit of $401,723			(779,814)	(779,814)	(779,814)

Total comprehensive income				1,171,106

Effects of changing pension plan measurement date, pursuant to FAS158, net of deferred income tax benefit of $12,437		(24,144)			(24,144)
Initial implementation of EITF 06-4, net of income tax benefit of $6,433		(12,487)			(12,487)
Cash dividends ($.40 per share)		(1,427,573)			(1,427,573)
Acquisition of 4,293 shares of common stock	(13,437)	(62,725)			(76,162)
Amortization of unearned compensation, restricted stock awards		175,275			175,275
Restricted stock forfeiture		(49,604)			(49,604)
Issuance of common stock — nonvested shares (9,763 shares)	30,558	(30,558)			—
Exercise of stock options	59,220	128,300			187,520

Balance, June 30, 2008	$11,050,634	$32,274,031	$(1,552,982)		$41,771,683

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net income	$1,950,920	$2,451,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	466,498	518,956
Provision for loan losses	1,290,000	240,000
Loss on impairment of securities	125,000
Gain on sale of securities	(87,585)	—
Amortization (accretion) of security premiums, net	(3,185)	(2,798)
Amortization of unearned compensation, net of forfeiture	125,670	127,140
Changes in assets and liabilities:
Decrease (increase) in other assets	26,593	97,126
(Decrease) increase in other liabilities	(548,485)	(207,280)

Net cash provided by operating activities	3,345,426	3,225,055

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	9,078,470	—
Proceeds from maturities, calls and principal payments of securities available for sale	2,472,159	1,997,343
Purchase of securities available for sale	(13,962,499)	(1,093,743)
Purchase of premises and equipment	(1,771,104)	(346,311)
(Purchase) proceeds from sale of other bank stock	(1,292,300)	1,159,700
Net (increase) decrease in loans	(17,316,978)	10,611,841

Net cash provided by (used in) investing activities	(22,792,252)	12,328,830

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(10,351,899)	9,571,507
Net (decrease) increase in certificates of deposit	(5,966,100)	(15,491,931)
Federal Home Loan Bank advances	65,000,000	25,000,000
Federal Home Loan Bank principal repayments	(35,000,000)	(52,000,000)
Purchase (repayment) of federal funds	—	—
Repayment (issuance) of trust preferred securities	—	(4,124,000)
Cash dividends paid on common stock	(1,427,573)	(1,380,939)
Issuance of common stock	187,521	541,098
Acquisition of common stock	(76,161)	(206,841)

Net cash provided by financing activities	12,365,788	(38,091,106)

Increase (decrease) in cash and cash equivalents	(7,081,038)	(22,537,221)

Cash and Cash Equivalents
Beginning	19,552,174	41,679,655

Ending	$12,471,136	$19,142,434

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$5,006,550	$5,017,141

Income taxes	$380,000	$720,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net of tax effect	$(804,508)	$(14,397)

FAS 158 Pension Liability Implementation Adjustment, net of tax effect	$(24,144)	$—

Implementation of EITF 06-4, net of tax effect	$(12,487)	$—

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. General
The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”), Fauquier Statutory Trust I and Fauquier Statutory Trust II; and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2008 and December 31, 2007 and the results of operations for the three and six months ended June 30, 2008 and 2007. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year.
Note 2. Securities
The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2008
Obligations of U.S. Government corporations and agencies	$25,576,577	$11,272	$(238,946)	$25,348,903
Obligations of states and political subdivisions	5,294,315	65,930	(55,616)	5,304,629
Corporate Bonds	6,000,000	—	(1,453,750)	4,546,250
Mutual Funds	297,707	—	(10,205)	287,502
FHLMC Preferred Bank Stock	316,000	—	(8,100)	307,900
Restricted investments:
Federal Home Loan Bank Stock	3,805,800			3,805,800
Federal Reserve Bank Stock	99,000			99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$41,552,319	$77,202	$(1,766,617)	$39,862,904

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2007
Obligations of U.S. Government corporations and agencies	$23,080,415	$30,014	$(162,347)	$22,948,082
Obligations of states and political subdivisions	5,293,965	82,166	(3,948)	5,372,183
Corporate Bonds	6,000,000	—	(348,750)	5,651,250
Mutual Funds	291,581	—	(5,791)	285,790
FHLMC Preferred Bank Stock	441,000	—	(97,000)	344,000
Restricted investments:
Federal Home Loan Bank Stock	2,513,500	—	—	2,513,500
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$37,882,381	$112,180	$(617,836)	$37,376,725

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2008
	Amortized	Fair
	Cost	Value
Due in one year or less	$14,141	$14,162
Due after one year through five years	1,156,015	1,153,134
Due after five years through ten years	11,007,337	9,586,761
Due after ten years	24,693,399	24,445,725
Equity securities	4,681,427	4,663,122

	$41,552,319	$39,862,904

For the six months ended June 30, 2008, gross realized gains from sales of securities available for sale amounted to $87,585. The proceeds from the sale of these securities, including the realized gain, amounted to $9.1 million. The tax expense applicable to this net realized gain amounted to $29,779. There were no securities sold in the quarter ended June 30, 2008 or the quarter and six month period ended June 30, 2007.

For the quarter and the six months ended June 30, 2008, the Bank recognized a permanent impairment of $125,000 on its 10,000 shares of Freddie Mac preferred stock. There were no other impairment losses on securities in the quarter and six months ended June 30, 2008, or the quarter and six month period ended June 30, 2007.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007.

June 30, 2008	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$19,618,367	$(238,946)	$—	$—	$19,618,367	$(238,946)
Obligations of states and political subdivisions	$2,952,945	$(55,616)	$—	$—	$2,952,945	$(55,616)
Corporate Bonds	3,035,000	(965,000)	1,511,250	(488,750)	4,546,250	(1,453,750)

Subtotal, debt securities	25,606,312	(1,259,562)	1,511,250	(488,750)	27,117,562	(1,748,312)

Mutual Funds			287,502	(10,205)	287,502	(10,205)
FHLMC Preferred Bank Stock			307,900	(8,100)	307,900	(8,100)

Total temporary impaired securities	$25,606,312	$(1,259,562)	$2,106,652	$(507,055)	$27,712,964	$(1,766,617)

December 31, 2007	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$—	$—	$17,798,157	$(162,347)	$17,798,157	$(162,347)
Obligations of states and political subdivisions	$899,333	$(3,948)	$—	$—	$899,333	$(3,948)
Corporate Bonds	3,770,000	(230,000)	1,881,250	(118,750)	5,651,250	(348,750)

Subtotal, debt securities	4,669,333	(233,948)	19,679,407	(281,097)	24,348,740	(515,045)

Mutual Funds	—		285,790	(5,791)	285,790	(5,791)
FHLMC Preferred Bank Stock	344,000	(97,000)	—	—	344,000	(97,000)

Total temporary impaired securities	$5,013,333	$(330,948)	$19,965,197	$(286,888)	$24,978,530	$(617,836)

The nature of securities which are temporarily impaired for a continuous 12 month period or more at June 30, 2008 can be segregated into three groups:

The first group consists of two corporate bonds, rated A2 by Moody’s, have a total amortized cost of $2.0 million with a temporary loss of approximately $489,000. These bonds have an estimated maturity of 26 years, but can be called at par on the five year anniversary, which will occur in 2008 and 2009. If not called, the bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”). These bonds are current, and the Company has the ability to hold these bonds to maturity.

The second group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of approximately $10,000. The fund is a relatively small segment of the portfolio and the Company plans to hold it indefinitely.

The third group consists of a temporary loss of approximately $8,000 on 10,000 shares of Freddie Mac preferred stock. For the quarter ended June 30, 2008, the Bank recognized a permanent impairment of $125,000 on the Freddie Mac preferred stock, and will be continually monitoring its valuation of the preferred stock as more information becomes available.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $18,909,148 and $13,565,758 at June 30, 2008 and December 31, 2007, respectively.
Note 3. Loans
             A summary of the balances of loans follows:

	June 30,	December 31,
	2008	2007
	(Thousands)
Real estate loans:
Construction	$38,420	$37,204
Secured by farmland	1,765	1,365
Secured by 1 - to - 4 family residential	172,951	170,983
Other real estate loans	148,368	132,918
Commercial and industrial loans (not secured by real estate)	38,286	38,203
Consumer installment loans	19,267	24,133
All other loans	10,864	8,824

Total loans	$429,921	$413,630
Unearned income	(468)	(338)
Allowance for loan losses	(4,319)	(4,185)

Net loans	$425,134	$409,107

Note 4. Allowance for Loan Losses
             Analysis of the allowance for loan losses follows:

	Six Months	Six Months	Twelve Months
	Ended June 30,	Ended June 30,	Ended December
	2008	2007	31, 2007
Balance at beginning of year	$4,185,209	$4,470,533	$4,470,533

Provision for loan losses	1,290,000	240,000	717,000

Recoveries of loans previously charged-off	30,629	21,542	60,616

Loan losses charged-off	(1,186,532)	(324,654)	(1,062,940)

Balance at end of year	$4,319,306	$4,407,421	$4,185,209

Nonperforming assets consist of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007

Nonaccrual loans	$2,956	$1,906	$724
Restructured loans	—	—	—

Total nonperforming loans	$2,956	$1,906	$724
Foreclosed property	56	222	284

Total nonperforming assets	$3,012	$2,128	$1,008

	June 30, 2008	December 31, 2007
Impaired loans for which an allowance has been provided	$1,407,864	$2,688,501
Impaired loans for which no allowance has been provided	2,160,361	1,247,461

	$3,568,225	$3,935,962

Allowance provided for impaired loans, included in the allowance for loan losses	$1,136,167	$1,392,236

	For the Six Months	For the Year
	June 30, 2008	December 31, 2007
Average balance in impaired loans	$3,842,355	$4,359,817

Interest income recognized on impaired loans	$89,152	$261,257

Total loans past due 90 days or more and still accruing interest totaled $9,000, $770,000, and $1,000 on June 30, 2008, December 31, 2007, and June 30, 2007, respectively. At March 31, 2008, there were two loans to one borrower totaling $2.0 million which were 90 days past due and still accruing interest. At that time the Bank had reason to believe that the loans would be sold, and the proceeds from the sale to be adequate to repay outstanding principal and interest. Due to various issues, including the filing of personal bankruptcy by the borrower, the sale was further delayed, and subsequently canceled. As of June 30, 2008, the $2.0 million has been added to nonaccrual loans with all uncollected interest and fees, totaling approximately $62,000, reversed against loan income.

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
Note 5. Company-Obligated Mandatorily Redeemable Capital Securities
On March 26, 2002, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions (“Trust I”). The Company used the offering proceeds for the purposes of expansion and the repurchase of additional shares of its common stock. The interest rate on the capital security resets every three months at 3.60% above the then current three month LIBOR. Interest is paid quarterly. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital.

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (“Trust II”). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.

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

Total capital securities at June 30, 2008 and 2007 were $4,124,000 for both respective dates. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.
Note 6. Earnings Per Share
The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

	Three Months		Three Months
	Ended		Ended
	June 30, 2008		June 30, 2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,531,310	$0.270	3,515,669	$0.36

Effect of dilutive securities, stock-based awards	32,516		71,979

	3,563,826	$0.260	3,587,648	$0.36

	Six Months		Six Months
	Ended		Ended
	June 30, 2008		June 30, 2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,523,392	$0.55	3,503,359	$0.70

Effect of dilutive securities, stock-based awards	34,483		72,694

	3,557,875	$0.55	3,576,053	$0.69

Note 7. Stock-Based Compensation
The Company has a stock-based compensation plan. Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment,” which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income.

The nonvested shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period over the next three years. Compensation expense for nonvested shares amounted to $63,041 and $64,545 for the three months ended June 30, 2008 and 2007, respectively. Compensation expense for nonvested shares amounted to $125,671 and $127,140 for the six months ended June 30, 2008 and 2007, respectively.

The Company did not grant options during the three months or six months ended June 30, 2008 and 2007.

A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan ( collectively, the “Plans”) is presented below:

	Six Months Ended
	June 30, 2008
		Weighted
		Average	Average
	Number of	Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at January 1	96,100	$9.85
Granted	—
Exercised	(18,920)	9.91
Forfeited	—

Outstanding at June 30,	77,180	$9.84	$514,380

Exercisable at end of quarter	77,180	$9.84	$514,380

Weighted-average fair value per option of options granted during the year	—

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the June 30, 2008 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the changes in the market value of the Company’s stock.
The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $132,774 and $1,065,008, respectively.

A summary of the status of the Company’s nonvested shares is presented below:

	Six Months Ended
	June 30, 2008
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at January 1, 2008	31,190
Granted	19,692	$17.70
Vested	(9,763)
Forfeited, nonvested	(2,348)	$21.13

Nonvested at June 30, 2008	38,771

As of June 30, 2008, there was $471,942 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over an approximate period of three years.
Note 8. Employee Benefit Plan
The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended
	June 30,
	2008	2007
Service cost	$111,081	$167,680
Interest cost	77,352	100,343
Expected return on plan assets	(149,050)	(111,378)
Amortization of transition (asset)	(4,745)	1,942
Amortization of prior service cost	1,942	(4,745)
Recognized net actuarial loss	—	5,258

Net periodic benefit cost	$36,580	$159,100

	Six Months Ended
	June 30,
	2008	2007
Service cost	$222,162	$335,360
Interest cost	154,704	200,686
Expected return on plan assets	(298,100)	(222,756)
Amortization of transition (asset)	(9,490)	3,884
Amortization of prior service cost	3,884	(9,490)
Recognized net actuarial loss	—	10,516

Net periodic benefit cost	$73,160	$318,200

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that there were no contributions made to its pension plan in 2007. As of June 30, 2008, the pension plan requires no additional contributions.
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
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,569,325 shares of common stock, par value $3.13 per share, held by approximately 432 holders of record on June 30, 2008. The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased properties in Haymarket, Virginia and Bristow, Virginia, where it plans to build its ninth and tenth full-service branch offices, respectively, scheduled to open during 2009.
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
The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services.
The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Infinex Investments, Inc., a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. Bankers Insurance consists of a consortium of 37 Virginia community bank owners; Infinex is owned by 55 banks in various states; and Bankers Title Shenandoah is owned by 17 Virginia community banks. On April 30, 2008, the Bank’s ownership of stock in BI Investments, LLC was exchanged for Infinex stock as part of a merger.
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
As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Please see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
As of June 30, 2008, the Company had total consolidated assets of $503.0 million, total loans net of allowance for loan losses of $425.1 million, total consolidated deposits of $388.2 million, and total consolidated shareholders’ equity of $41.8 million.
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
Net income of $942,000 for the second quarter of 2008 was a 26.3% decrease from the net income for the second quarter of 2007 of $1.28 million. Loans, net of reserve, totaling $425.1 million at June 30, 2008, increased 3.9% when compared with December 31, 2007, and increased 4.9% when compared with June 30, 2007. Deposits decreased 4.0% compared with year-end 2007, and decreased 5.3% when compared with June 30, 2007. Assets under WMS management, totaling $288.2 million at June 30, 2008, declined 4.8% from $302.8 million at June 30, 2007.
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

The Bank’s non-performing assets totaled $3.0 million or 0.70% of total loans at June 30, 2008, as compared with $2.1 million or 0.51% of total loans at December 31, 2007, and $1.01 million or 0.25% of total loans at June 30, 2007. The provision for loan losses was $834,000 for the second quarter of 2008 compared with $120,000 for the second quarter of 2007. Loan chargeoffs, net of recoveries, totaled $711,000 or 0.17% of total loans for the second quarter of 2008, compared with $231,000 or 0.06% of total loans for the second quarter of 2007. The $714,000 increase in the provision for loan losses from second quarter 2007 to second quarter 2008 was largely in response to the increase in net loans charged off.
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
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
NET INCOME
Net income was $942,000 for the second quarter of 2008, a 26.3% decrease from the second quarter of 2007 net income of $1.28 million. Earnings per share on a fully diluted basis were $0.26 in 2008 compared to $0.36 in 2007. Profitability as measured by return on average equity decreased from 12.65% in the second quarter of 2007 to 8.80% for the same period in 2008. Profitability as measured by return on average assets decreased from 1.05% to 0.76% over the same respective quarters in 2007 and 2008. The decline in net income and the corresponding profitability measures was primarily due to the increase in the provision for loan losses of $714,000 in the second quarter of 2008 compared with the second quarter of 2007.
NET INTEREST INCOME AND EXPENSE
Net interest income increased $166,000 or 3.5% to $4.87 million for the quarter ended June 30, 2008 from $4.70 million for the quarter ended June 30, 2007. The increase in net interest income was due to the Company’s net interest margin increasing from 4.12% in the second quarter of 2007 to 4.22% in the second quarter of 2008, primarily due to the positively sloped yield curve during the second quarter of 2008 compared with the flat and inverted yield curve during the second quarter of 2007. (A positively sloped yield curve is where the interest rate on longer-termed financial instruments exceeds the interest rate on shorter-termed financial instruments, all other factors being equal, while with an inverted yield curve, shorter-termed financial instruments have higher interest rates than longer-termed financial instruments.) The benefit of the positively sloped yield curve was partially offset by competitive pricing pressures. In addition, net interest income increased due to the impact of total average earning assets increasing from $454.3 million during the second quarter of 2007 to $462.4 million during the second quarter of 2008. The percentage of average earning assets to total assets decreased to 92.5% for the second quarter of 2008 from 93.0% for the second quarter of 2007.
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
The economic environment changed direction during the fourth quarter of 2007, when the FMOC began lowering the federal funds rate, and the shape of the yield curve became less flat and more positively sloped. Through June 30, 2008, the FMOC has continued the reduction of the federal funds rate. At June 30, 2008, the yield on a three month maturity treasury security was 1.90% or 144 basis points below the 3.34% yield on a five year treasury and 209 basis points below the 3.99% yield on a 10 year treasury. As a result, the Company’s net interest margin improved from 4.12% for the second quarter of 2007 to 4.16% for the fourth quarter of 2007, and 4.22% for the second quarter of 2008.
Total interest income decreased $684,000 or 8.8% to $7.06 million for the second quarter of 2008 from $7.75 million for the second quarter of 2007. This decrease was primarily due to the 68 basis point decrease in the yield on average assets from second quarter 2007 to second quarter 2008. This was partially offset by the increase total average earning assets of $8.1 million or 1.8%.
The average yield on loans decreased to 6.23% for the second quarter of 2008 compared with 6.98% for the second quarter of 2007. Average loan balances increased 2.3% from $413.1 million during the second quarter of 2007 to $422.5 million during the second quarter of 2008. Together, this resulted in a $643,000 or 8.9% decrease in interest and fee income from loans for the second quarter of 2008 compared with the same period in 2007.
Average investment security balances increased $353,000 from $38.2 million in the second quarter of 2007 to $38.6 million in the second quarter of 2008. The tax-equivalent average yield on investments increased from 5.03% for the second quarter of 2007 to 5.11% for the second quarter of 2008. Together, there was a decrease in interest and dividend income on security investments of $10,000 or 2.2%, from $472,000 for the second quarter of 2007 to $462,000 for the second quarter of 2008. Interest income on federal funds sold decreased $19,000 from the second quarter of 2007 to the second quarter of 2008, reflecting a decline in the average yield from 5.07% to 3.21%.
Total interest expense decreased $850,000 or 27.9% from $3.04 million for the second quarter of 2007 to $2.19 million for the second quarter of 2008 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $893,000 or 35.1% from $2.54 million for the second quarter of 2007 to $1.65 million for the second quarter of 2008. Average Premium money market account balances increased $1.2 million from second quarter 2007 to second quarter 2008, while their average rate decreased from 4.15% to 2.10% over the same period resulting in a decrease of $352,000 of interest expense for the second quarter of 2008. Average time deposit balances decreased $24.1 million from second quarter of 2007 to the second quarter of 2008 while the average rate on time deposits decreased from 4.53% to 3.66% resulting in a decrease of $505,000 in interest expense for the second quarter of 2008. Average NOW deposit balances increased $17.7 million from the second quarter of 2007 to the second quarter of 2008 while the average rate on NOW accounts decreased from 1.27% to 0.89% resulting in a reduction of $29,000 in NOW interest expense for the second quarter of 2008.
Interest expense on federal funds purchased decreased $22,000 for the second quarter of 2008 when compared to the second quarter of 2007 due to the $1.2 million increase in average federal funds purchased and the decline in the average fed funds rate from 5.63% to 2.45%. Interest expense on FHLB of Atlanta advances increased $90,000 from the second quarter of 2007 to the second quarter of 2008 due to the increase in average FHLB advance balances of $24.4 million, partially offset by the decrease in the average rate paid on FHLB advances from 5.26% to 3.51%. The average rate on total interest-bearing liabilities decreased from 3.32% for the second quarter of 2007 to 2.29% for the second quarter of 2008.
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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	3 Months Ended June 30, 2008			3 Months Ended June 30, 2007
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$412,973	$6,498	6.24%	$403,856	$7,142	7.00%
Tax-exempt (1)	7,752	141	7.16%	7,711	140	7.18%
Nonaccrual (2)	1,758	—		1,569	—

Total Loans	422,483	6,639	6.23%	413,136	7,282	6.98%

Securities
Taxable	33,127	404	4.88%	36,930	456	4.94%
Tax-exempt (1)	5,446	88	6.47%	1,290	25	7.65%

Total securities	38,573	492	5.11%	38,220	481	5.03%

Deposits in banks	811	4	2.19%	1,061	16	5.96%
Federal funds sold	549	4	3.21%	1,869	24	5.07%

Total earning assets	462,416	7,139	6.13%	454,286	7,803	6.81%

Less: Reserve for loan losses	(4,196)			(4,512)
Cash and due from banks	16,521			15,820
Bank premises and equipment, net	8,561			7,479
Other assets	16,587			15,556

Total Assets	$499,889			$488,629

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$69,981			$77,103

Interest-bearing deposits
NOW accounts	89,958	200	0.89%	72,261	229	1.27%
Money market accounts	22,636	81	1.45%	26,063	92	1.41%
Premium money market accounts	71,230	372	2.10%	70,049	724	4.15%
Savings accounts	31,893	38	0.47%	33,287	34	0.41%
Time deposits	105,466	959	3.66%	129,551	1,464	4.53%

Total interest-bearing deposits	321,183	1,650	2.07%	331,211	2,543	3.08%

Federal funds purchased	4,910	30	2.45%	3,676	52	5.63%
Federal Home Loan Bank advances	52,912	469	3.51%	28,473	379	5.26%
Capital securities of subsidiary trust	4,124	45	4.36%	4,124	71	6.84%

Total interest-bearing liabilities	383,129	2,194	2.29%	367,484	3,045	3.32%

Other liabilities	3,700			3,489
Shareholders’ equity	43,079			40,553

Total Liabilities & Shareholders’ Equity	$499,889			$488,629

Net interest spread		$4,945	3.83%		$4,758	3.49%

Interest expense as a percent of average earning assets			1.90%			2.68%
Net interest margin			4.22%			4.12%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
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

	RATE / VOLUME VARIANCE
	(In Thousands)
	Three Months Ended June 30, 2008 Compared to
	Three Months Ended June 30, 2007
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$(644)	$(20)	(624)
Loans; tax-exempt (1)	1	—	1
Securities; taxable	(52)	(13)	(39)
Securities; tax-exempt (1)	63	80	(17)
Deposits in banks	(12)	(4)	(8)
Federal funds sold	(20)	(17)	(3)

Total Interest Income	(664)	26	(690)

INTEREST EXPENSE
NOW accounts	(29)	55	(84)
Premium NOW accounts	(10)	(12)	2
Money market accounts	(352)	12	(364)
Savings accounts	4	(1)	5
Time deposits	(505)	(272)	(233)
Federal funds purchased and securities sold under agreements to repurchase	(22)	17	(39)
Federal Home Loan Bank advances	90	325	(235)
Capital securities of subsidiary trust	(26)	—	(26)

Total Interest Expense	(850)	124	(974)

Net Interest Income	$186	$(98)	$284

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $834,000 for the second quarter of 2008, compared with $120,000 for the second quarter of 2007. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
The $714,000 increase in the provision for loan losses during the second quarter 2008, compared to the same quarter one year earlier, was largely in response to the amount of net loan chargeoffs during the same quarter. Loan chargeoffs, net of recoveries, totaled $711,000 or 0.17% of total loans for the second quarter of 2008, compared with $231,000 or 0.06% of total loans for the second quarter of 2007.
NON-INTEREST INCOME
Total non-interest income increased by $138,000 from $1.51 million for the second quarter of 2007 to $1.65 million in the second quarter of 2008. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. This increase stemmed primarily from revenues related to the continued growth of the Bank’s deposit base and retail banking activities, as well as a $217,000 gain due to the Bank’s ownership interest in Infinex, a full service broker/dealer. On April 30, 2008, Infinex merged with Bankers Investments Group, LLC. As part of the merger, equity was infused by new participants, which in turn, recapitalized the Bank’s existing ownership position.
Wealth Management income decreased $23,000 or 6.4% from second quarter 2007 to second quarter 2008, as assets under management declined from year to year, in part due to the decline in overall stock market valuations. Service charges on deposit accounts increased $33,000 or 4.7% to $751,000 for the second three months of 2008, compared with $718,000 for the same period in 2007 due to the increase in the number of transaction accounts generating fee income. Other service charges, commissions and fees increased $223,000 or 50.6% from $441,000 in second quarter 2007 to $664,000 in second quarter 2008 primarily due to the recognition of the net gain in the value of the Bank’s partial ownership in four different entities (Bankers Insurance, LLC; Infinex Investments, Inc.; Bankers Title Shenandoah, LLC; and the Housing Equity Fund of Virginia IX, LLC) totaling $157,000, including the Infinex gain of $217,000. Gains of this magnitude from these entities in the future are not projected at this time. Also included in other service charges, commissions, and income is Bank Owned Life Insurance (“BOLI’) income, which was $94,000 during the second quarter of 2008 compared with $90,000 one year earlier. Total BOLI was $10.2 million at June 30, 2008, compared with $9.8 million one year earlier.
During the quarter ended June 30, 2008, the Bank recognized a permanent impairment of $125,000 on its investment in Freddie Mac preferred stock. In addition during the same quarter, the Bank took possession of a real estate property used as collateral on a previously non-performing loan, and sold the property at $29,000 above its book value.
Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace. Wealth Management fees are projected to grow at a pace closer to the 3% to 5% growth seen in 2007, rather than the 1% growth seen in 2006 and the decline in growth for the first half of 2008. Fees from deposits are projected to continue to grow at a 4% to 7% rate, which reflects the projected growth for retail (non-commercial) core deposits.
NON-INTEREST EXPENSE
Total non-interest expense increased $130,000 or 3.1% during the second quarter of 2008 compared with the second quarter of 2007. Salaries and employees’ benefits decreased $14,000, or 0.6%, primarily due to decreases in defined benefit pension plan expenses, partially offset by the customary annual salary increases. Active full-time equivalent personnel totaled 145 at June 30, 2008 compared with 148 at June 30, 2007.
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
The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. For the remainder of 2008, the Company projects the increase of approximately three new full-time equivalent positions in addition to filling four currently vacant positions. These new positions are planned in commercial lending and technology systems support. In 2009, the Company will increase full-time equivalent personnel in order to staff two new branch offices in Haymarket and Bristow.
Net occupancy expense increased $83,000 or 31.2%, and furniture and equipment expense decreased $11,000 or 3.7%, from second quarter 2007 to second quarter 2008. The increase in occupancy expense primarily reflects increased maintenance and repair expenses as well as increased rent expense due to the newly-leased View Tree branch. The decrease in furniture and equipment expenses primarily reflects the decrease in computer software depreciation expense.
Marketing expense decreased $6,000 or 3.6% from $162,000 for the second quarter of 2007 to $156,000 for the second quarter of 2008. These expenses primarily reflect the continuation of direct mail campaigns targeting both individual households and small businesses.

Consulting expense, which includes legal and accounting professional fees, increased $67,000 or 34.4% in the second quarter of 2008 compared with the second quarter of 2007. This increase primarily reflects the use of information technology consultants assisting the Bank with its technology planning and contract negotiations as well as increased legal fees associated with impaired loans and real estate owned.
Data processing expense increased $17,000 or 5.4% for the second quarter of 2008 compared with the same time period in 2007. The Bank outsources much of its data processing to a third-party vendor. The increase in expense primarily reflects increased deposit transactions and other data processing system usage by the Bank.
Other operating expenses decreased $5,000 or 0.6% in second quarter 2008 compared with second quarter 2007.
INCOME TAXES
Income tax expense was $346,000 for the quarter ended June 30, 2008 compared with $551,000 for the quarter ended June 30, 2007. The effective tax rates were 26.9% and 30.1% for the second quarter of 2008 and 2007, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.
COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
NET INCOME
Net income was $1.95 million for the first six months of 2008, a 20.3% decrease from the first six months of 2007 net income of $2.45 million. Earnings per share on a fully diluted basis were $0.55 in 2008 compared to $0.69 in 2007. Profitability as measured by return on average equity decreased from 1.00% in the first six months of 2007 to 0.79% for the same period in 2008. Profitability as measured by return on average assets decreased from 12.34% to 9.14% over the same respective six month periods in 2007 and 2008. The decline in net income and the corresponding profitability measures was primarily due to the increase in the provision for loan losses of $1.05 million in the first six months of 2008 compared with the first six months of 2007.
NET INTEREST INCOME AND EXPENSE
Net interest income increased $281,000 or 3.0% to $9.56 million for the six months ended June 30, 2008 from $9.28 million for the six months ended June 30, 2007. The increase in net interest income was due to the Company’s net interest margin increasing from 4.04% in the six months of 2007 to 4.18% in the first six months of 2008, primarily due to the positively sloped yield curve during the first six months of 2008 compared with the flat and inverted yield curve during the first six months of 2007.
Total interest income decreased $1.17 million or 7.6% to $14.34 million for the first six months of 2008 from $15.51 million for the first six months of 2007. This decrease was primarily due to the 48 basis point decrease in the yield on average assets from first six months of 2007 to first six months of 2008, as well as the decrease in total average earning assets of $2.1 million or 0.5%.
The average yield on loans decreased to 6.42% for the first six months of 2008 compared with 6.97% for the first six months of 2007. Average loan balances decreased 0.2% from $417.2 million during the first six months of 2007 to $416.5 million during the first six months of 2008. Together, this resulted in a $1.12 million or 7.7% decrease in interest and fee income from loans for the first six months of 2008 compared with the same period in 2007.
Average investment security balances decreased $781,000 from $38.8 million in the first six months of 2007 to $38.0 million in the first six months of 2008. The tax-equivalent average yield on investments increased from 4.76% for the first six months of 2007 to 5.06% for the first six months of 2008. Together, there was an decrease in interest and dividend income on security investments of $7,000 or 0.8%, from $908,000 for the first six months of 2007 to $901,000 for the first six months of 2008. Interest income on federal funds sold decreased $33,000 from the first six months of 2007 to the first six months of 2008, reflecting a decline in the average yield from 5.10% to 2.71%.

Total interest expense decreased $1.45 million or 23.3% from $6.23 million for the first six months of 2007 to $4.78 million for the first six months of 2008 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $1.24 million or 24.9% from $4.96 million for the first six months of 2007 to $3.72 million for the first six months of 2008. Average Premium money market account balances increased $8.8 million from the first six months of 2007 to $72.9 million for the first six months 2008, while their average rate decreased from 4.09% to 2.52% over the same period resulting in a decrease of $386,000 of interest expense for the first six months of 2008. Average time deposit balances decreased $23.8 million from first six months of 2007 to the same period of 2008 while the average rate on time deposits decreased from 4.54% to 3.90% resulting in a decrease of $872,000 in interest expense for the first six months of 2008. Average NOW deposit balances increased $16.4 million from the first six months of 2007 to the first six months of 2008 while the average rate on NOW accounts decreased from 1.21% to 1.08% resulting in an additional $40,000 of interest expense for the first six months of 2008.
Interest expense on federal funds purchased decreased $75,000 for the first six months of 2008 when compared to the first six months of 2007 due to the $970,000 decrease in average federal funds purchased and the decline in the average fed funds rate from 5.62% to 3.19%. Interest expense on FHLB of Atlanta advances decreased $23,000 from the first six months of 2007 to the first six months of 2008 due to the decrease in the average rate paid on FHLB advances from 5.16% to 3.73%, mostly offset by the increase in average FHLB advance balances of $12.6 million over the same period. The average rate on total interest-bearing liabilities decreased from 3.35% for the first six months of 2007 to 2.53% for the first six months of 2008.
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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousand)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$407,443	$13,209	6.41%	$407,805	$14,327	7.00%
Tax-exempt (1)	7,549	273	7.16%	7,779	281	7.18%
Nonaccrual (2)	1,537	—		1,601	—

Total Loans	416,529	13,482	6.42%	417,185	14,607	6.97%

Securities
Taxable	32,526	785	4.63%	37,604	879	4.67%
Tax-exempt (1)	5,447	176	6.48%	1,150	45	7.77%

Total securities	37,973	961	5.06%	38,754	924	4.76%

Deposits in banks	896	13	2.77%	1,472	21	2.79%
Federal funds sold	2,469	33	2.71%	2,595	67	5.10%

Total earning assets	457,868	14,489	6.28%	460,006	15,619	6.76%

Less: Reserve for loan losses	(4,181)			(4,500)
Cash and due from banks	16,016			15,100
Bank premises and equipment, net	8,013			7,499
Other assets	16,503			15,678

Total Assets	$494,219			$493,783

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$68,348			$75,713

Interest-bearing deposits
NOW accounts	87,778	470	1.08%	71,415	430	1.21%
Money market accounts	23,609	170	1.45%	27,347	194	1.43%
Premium money market accounts	72,911	914	2.52%	64,088	1,300	4.09%
Savings accounts	31,168	72	0.46%	33,747	68	0.41%
Time deposits	108,131	2,097	3.90%	131,892	2,969	4.54%

Total interest-bearing deposits	323,596	3,724	2.31%	328,489	4,961	3.05%

Federal funds purchased	3,999	63	3.19%	4,969	138	5.62%
Federal Home Loan Bank advances	47,465	881	3.73%	34,862	904	5.16%
Capital securities of subsidiary trust	4,124	110	5.35%	6,129	227	7.38%

Total interest-bearing liabilities	379,184	4,778	2.53%	374,449	6,230	3.35%

Other liabilities	3,757			3,548
Shareholders’ equity	42,930			40,072

Total Liabilities & Shareholders’ Equity	$494,219			$493,783

Net interest spread		$9,711	3.75%		$9,389	3.41%

Interest expense as a percent of average earning assets			2.10%			2.72%
Net interest margin			4.18%			4.04%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
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

RATE / VOLUME VARIANCE
(In Thousands)
Six Months Ended June 30, 2008 Compared to
Six Months Ended June 30, 2007

		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME			—
Loans; taxable	$(1,118)	$(15)	(1,103)
Loans; tax-exempt (1)	(8)	(8)	0
Securities; taxable	(94)	(82)	(12)
Securities; tax-exempt (1)	132	167	(35)
Deposits in banks	(8)	(8)	0
Federal funds sold	(34)	(3)	(31)

Total Interest Income	(1,130)	51	(1,181)

INTEREST EXPENSE
NOW accounts	40	99	(59)
Premium NOW accounts	(24)	(27)	3
Money market accounts	(386)	179	(565)
Savings accounts	4	(5)	9
Time deposits	(872)	(535)	(337)
Federal funds purchased and securities sold under agreements to repurchase	(75)	(27)	(48)
Federal Home Loan Bank advances	(23)	327	(350)
Capital securities of subsidiary trust	(117)	(74)	(43)

Total Interest Expense	(1,453)	(63)	(1,390)

Net Interest Income	$323	$114	$209

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $1.29 million for the first six months of 2008, compared with $240,000 for the first six months of 2007. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
The increase in the provision for loan losses during the first six months 2008 was largely in response to the amount of net loan chargeoffs during the same period. Loan chargeoffs, net of recoveries, totaled $1.16 million or 0.28% of total loans for the first six months of 2008, compared with $303,000 or 0.07% of total loans for the first six months of 2007.
NON-INTEREST INCOME
Total non-interest income increased by $283,000 from $2.94 million for the first six months of 2007 to $3.22 million for the first six months of 2008. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. This increase stemmed primarily from revenues related to the continued growth of the Bank’s deposit base and retail banking activities.
Wealth Management income decreased $18,000 or 2.6% from the first six months of 2007 to the first six months of 2008, as assets under management remained relatively stable from year to year. Service charges on deposit accounts increased $83,000 or 6.0% to $1.46 million for the first six months of 2008, compared with $1.38 million for the same period in 2007 due to the increase in the number of transaction accounts generating fee income. Other service charges, commissions and fees increased $228,000 or 26.4% from $865,000 during the first six months of 2007 to $1.09 million in the first six months of 2008 primarily due to the recognition of the net gain in the value of the Bank’s partial ownership in four different entities as previously discussed. Also included in other service charges, commissions, and income is BOLI income, which was $188,000 during the first six months of 2008 compared with $177,000 one year earlier.
For the six months ended June 30, 2008, the Bank had gross realized gains from sales of three securities available for sale of $88,000, in addition to the previously discussed impairment loss of $125,000 on the Freddie Mac preferred stock. The proceeds from the sale of the three securities, including the realized gain, amounted to $9.1 million. Two of the securities, totaling approximately $7.0 million, had a remaining maturity of less than seven months, while the third security, totaling $2.0 million, had a remaining maturity of 18 months. The proceeds of the sale were redeployed into securities with an average assumed life of approximately five years. There were no securities sold in the second quarter of 2008 and for all of 2007. Management does not project any further gains or losses on the sale of securities at this time.
NON-INTEREST EXPENSE
Total non-interest expense increased $337,000 or 4.0% during the first six months of 2008 compared with the first six months of 2007.
Salaries and employees’ benefits decreased $34,000, or 0.7%, primarily due to decreases in defined benefit pension plan expenses, partially offset by the customary annual salary increases.
Net occupancy expense increased $97,000 or 18.2%, and furniture and equipment expense decreased $12,000 or 2.1%, from the first six months 2007 to the first six months of 2008. The increase in occupancy expense primarily reflects increased maintenance and repair expenses as well as rent expense for the View Tree property. The decrease in furniture and equipment expenses primarily reflects the decrease in computer software depreciation expense.
Marketing expense increased $44,000 or 15.4% from $282,000 for the first six months of 2007 to $326,000 for the first six months of 2008. This increase primarily reflects in implementation of direct mail campaign targeting small businesses.
Consulting expense, which includes legal and accounting professional fees, increased $107,000 or 24.8% for the first six months of 2008 compared with the first six months of 2007. This increase primarily reflects the use of information technology consultants assisting the Bank with its technology planning and contract negotiations, as well as increased legal fees associated with impaired loans.
Data processing expense increased $50,000 or 8.1% for the first six months of 2008 compared with the same time period in 2007. The Bank outsources much of its data processing to a third-party vendor. The increase in expense primarily reflects increased deposit transactions and other data processing system usage by the Bank.
Other operating expenses increased $81,000 or 6.0% in first six months of 2008 compared with first six months of 2007. This primarily reflects increases in non-loan chargeoffs and contributions to community organizations.
INCOME TAXES
Income tax expense was $745,000 for the six months ended June 30, 2008 compared with $1.07 million for the six months ended June 30, 2007. The effective tax rates were 27.6% and 30.3% for the first six months of 2008 and 2007, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007
Total assets were $503.0 million at June 30, 2008 compared with $489.9 million at December 31, 2007, an increase of 2.7% or $13.1 million. Balance sheet categories reflecting significant changes included cash and due from banks, total loans, bank premises and equipment, deposits, FHLB advances, and company-obligated mandatorily redeemable capital securities. Each of these categories is discussed below.

CASH AND DUE FROM BANKS. Cash and due from banks was $11.7 million at June 30, 2008, reflecting a decrease of $5.0 million from December 31, 2007. The decrease in cash and due from banks was primarily due to the decline in cash held at the Federal Reserve. The higher balance at December 31, 2007 was in order to satisfy reserve requirements.
LOANS. Total loans after allowance for loan losses was $425.1 million at June 30, 2008, which represents an increase of $16.0 million or 3.9% from $409.1 million at December 31, 2007. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.
BANK PREMISES AND EQUIPMENT, NET. Total bank premises and equipment, net, increased $1.3 million primarily due to purchase of land along Business Route 29 in Warrenton, VA for the purpose of relocating its ViewTree Warrenton branch office.
DEPOSITS. For the six months ended June 30, 2008, total deposits declined by $16.3 million or 4.0% when compared with total deposits at December 31, 2007. Non-interest-bearing deposits decreased by $5.7 million and interest-bearing deposits decreased by $10.7 million. Included in interest-bearing deposits at June 30, 2008 and December 31, 2007 were $7.8 million and $9.3 million, respectively of brokered deposits. The decline in the Bank’s non-interest-bearing deposits and interest-bearing deposits during the first six months of 2008 was the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits in 2008 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.
FEDERAL HOME LOAN BANK ADVANCES. FHLB advances increased by $30.0 million during the six months ended June 30, 2008, to offset the decline in deposit balances.
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
Non-performing assets totaled $3.0 million or 0.70% of total loans at June 30, 2008, compared with $2.1 million or 0.51% of total loans at December 31, 2007, and $1.0 million, or 0.25% of total loans at June 30, 2007.
Total loans past due 90 days or more and still accruing interest totaled $9,000; $770,000; and $1,000 on June 30, 2008, December 31, 2007, and June 30, 2007, respectively. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.
At June 30, 2008, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.
At June 30, 2008, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at June 30, 2008 was approximately 5.3% of loans to the hospitality industry (hotels, motels, inns, etc.). For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 entitled “We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.”
Based on recently enacted regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of June 30, 2008, construction and land loans are $40.1 million or 79.5% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $51.9 million or 102.9% of the concentration level.
Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see “Allowance for Loan Losses” in Note 4 of the Notes to Consolidated Financial Statements contained herein.
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
As of June 30, 2008, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2008, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of June 30, 2008, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.
At June 30, 2008 and December 31, 2007, the Company exceeded its regulatory capital ratios, as set forth in the following table:

	June 30,	December 31,
	2008	2007
Tier 1 Capital:
Shareholders’ Equity	$41,772	$41,828
Plus: Unrealized loss on securities available for sale/FAS 158 and EITF 06-4	1,553	773
Less: Intangible assets, net	(18)	(103)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	47,307	46,498

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,319	4,185

Total Capital:	51,626	50,683

Risk Weighted Assets:	$401,569	$390,597

Regulatory Capital Ratios:
Leverage Ratio	9.46%	9.49%
Tier 1 to Risk Weighted Assets	11.78%	11.90%
Total Capital to Risk Weighted Assets	12.86%	12.98%
CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $41.8 million at June 30, 2008 compared with $41.8 million at December 31, 2007 and $40.1 million (as restated) at June 30, 2007. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, through which it repurchased 4,293 and 8,270 shares of stock during the first six months of 2008 and 2007, respectively.
Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $1.6 million at June 30, 2008 compared with $773,000 at December 31, 2007. The decline in the accumulated other comprehensive loss was attributable to the decrease in the unrealized loss on investment securities held available for sale.
As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, in 2002 and 2006, the Company established subsidiary trusts that issued $4.0 million and $4.0 million of capital securities, respectively, as part of two separate pooled trust preferred security offerings with other financial institutions. During 2007, the Company repaid the $4.0 million issued in 2002. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of June 30, 2008, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

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
Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $12.5 million at June 30, 2008 compared with $19.6 million at December 31, 2007. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $16.3 million was unpledged and readily salable at June 30, 2008. Futhermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $145.4 million at June 30, 2008 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling approximately $62.0 million. At June 30, 2007, $65.0 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.
On April 2, 2008, the FHLB of Atlanta informed the Bank that, in light of continued turmoil in mortgage and credit markets, it would increase the discount applied to residential first mortgage collateral from 20% to 25% effective May 1, 2008. As result of this increase in required collateralization, the Bank’s total line of credit with the FHLB of Atlanta was reduced by approximately $6.0 million to $145.4 million on June 30, 2008. The Bank does not consider this change in collateral requirements by the FHLB of Atlanta to materially impact the Bank’s liquidity.
Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operation of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2008 and December 31, 2007. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(Dollars in Thousands)

	June 30, 2008			December 31, 2007
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$62,013	$—	$62,013	$52,036	$—	$52,036
Federal Home Loan Bank advances	145,372	65,000	80,372	136,159	35,000	101,159
Federal funds sold	—	—	—			2,020
Securities, available for sale and unpledged at fair value	16,290	—	16,290			23,632

Total short-term funding sources			$158,675			$178,847

Uses:
Unfunded loan commitments and lending lines of credit			$72,178			$72,503
Letters of credit			6,502			6,749

Total potential short-term funding uses			$78,680			$79,252

Ratio of short-term funding sources to potential short-term funding uses			201.7%			225.7%
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
CHANGES IN ACCOUNTING PRINCIPLES
In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The effect that EITF 06-4 had on the Company’s consolidated financial statement of condition for June 30, 2008 was a reduction in retained earnings of $12,000 and an increase in accrued benefit liabilities of $19,000.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The effect that this provision of SFAS 158 had on The Company’s consolidated financial statement of condition for June 30, 2008 was a reduction in retained earnings of $24,000 and an increase in accrued benefit liabilities of $37,000.
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
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:
     Securities
Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. At June 30, 2008, all of the Company’s securities are considered to be Level 1 or Level 2 securities.
     Loans held for sale
Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, the Company did not have any loans held for sale.
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
     Other Real Estate Owned
Certain assets such as other real estate owned are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

RECENT ACCOUNTING PRONOUNCEMENTS
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires the Bank (Company) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.
In June 2008, the FASB finalized Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities.” This FSP affects entities that accrue cash dividends on share-based payment awards during the awards period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FASB also concluded that because the FSP applies to all outstanding unvested share-based payment awards that contain right to non-forfeitable dividends, changes in an entity’s forfeiture estimate from one reporting period to the next do not affect the computation of earnings per share, other than the increase or decrease in compensation cost as a result of the application of SFAS 123(R), “Share-Based Payment.” The transition guidance in the FSP requires the entity to retroactively adjust all prior period earnings per share computations to reflect the FSP’s provisions. The retroactive adjustments encompass earnings per share computations included in interim financial statements. Early adoption of FSP is not permitted. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the effect that this FSP will have on financial statements when implemented.
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

As of June 30, 2008, management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that it maintained effective internal control over the financial reporting as of June 30, 2008, based on those criteria, and the Company’s Chief Executive Officer and Chief Financial Officer can provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
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
No changes were made in management’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, management’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publically	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan
	Shares Purchased	Paid per Share	(1)	(1)
April 1 — 30, 2008	210	$18.23	210	209,351
May 1 — 31, 2008	1,082	$19.09	1,082	208,269
June 1 — 30, 2008	321	$17.99	321	207,948
Total	1,613		1,613

(1)	In September 1998, the Company announced an open market buyback program for its common stock. Annually, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On January 17, 2008, the Board authorized the Company to repurchase up to 212,241 shares (6% of the shares of common stock outstanding on January 1, 2008) beginning January 1, 2008 and continuing until the next Board reset.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 20, 2008. A quorum of shareholders was present, consisting of a total of 3,043,305 shares, with 2,884,642 shares represented by proxy. At the Annual Meeting, the shareholders elected Class III directors Douglas C. Larson, Randolph T. Minter, and H. Frances Stringfellow to three-year terms. The following Class I and Class II directors whose terms expire in 2009 and 2010 continued in office: John B. Adams. Jr., Randy K. Ferrell, Brian S. Montgomery, C. H. Lawrence, Jr., John J. Norman, Jr., P. Kurtis Rodgers and Sterling T. Strange, III. The shareholders also ratified the selection of Smith Elliott Kearns & Company, LLC as independent auditors of the Company for the year ending December 31, 2008.
The vote on each matter was as follows:
1. For Directors:

	FOR	WITHHELD
Douglas C. Larson	2,864,739	178,566
Randolph T. Minter	2,890,107	153,198
H. Frances Stringfellow	2,847,271	196,034
2. Ratification of the selection of Smith Elliott Kearns & Company, LLC as the independent auditors for the Company and the Bank:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
2,995,401	1,274	46,630	0
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed November 15, 2007.

11	Refer to Part I, Item 1, Note 6 to the Consolidated Financial Statements.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell Randy K. Ferrell
President & Chief Executive Officer
Dated: August 8, 2008

/s/ Eric P. Graap

Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: August 8, 2008