Form 10-Q
period 2008-09-30
FAUQUIER BANKSHARES, INC.
filed 2008-11-07
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The registrant had 3,564,317 shares of common stock outstanding as of November 5, 2008.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)*
Assets
Cash and due from banks	$13,652,340	$16,708,922
Interest-bearing deposits in other banks	1,267,882	823,252
Federal funds sold	—	2,020,000
Securities available for sale	35,284,228	37,376,725
Loans, net of allowance for loan losses of $4,684,438 in 2008 and $4,185,209 in 2007	423,077,211	409,107,482
Bank premises and equipment, net	8,331,851	7,180,369
Accrued interest receivable	1,681,120	1,748,546
Other assets	16,465,251	14,930,932

Total assets	$499,759,883	$489,896,228

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	65,139,676	76,080,935
Interest-bearing:
NOW accounts	77,441,602	90,169,640
Savings and money market accounts	115,406,759	127,472,913
Time certificates of deposit	147,635,155	110,835,435

Total interest-bearing	340,483,516	328,477,988

Total deposits	405,623,192	404,558,923

Federal Home Loan Bank advances	45,000,000	35,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	4,421,845	4,385,553
Commitments and Contingencies	—	—

Total liabilities	459,169,037	448,068,476

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2008: 3,566,286 (includes nonvested shares of 38,219); 2007: 3,537,354 shares (includes nonvested shares of 31,190)	11,042,850	10,974,293
Retained earnings	32,522,518	31,626,627
Accumulated other comprehensive income (loss), net	(2,974,522)	(773,168)

Total shareholders’ equity	40,590,846	41,827,752

Total liabilities and shareholders’ equity	$499,759,883	$489,896,228

*	Condensed from audited financial statement.
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2008 and 2007

	2008	2007
Interest Income
Interest and fees on loans	$6,701,211	$7,227,839
Interest and dividends on securities available for sale:
Taxable interest income	366,630	372,966
Interest income exempt from federal income taxes	58,289	37,774
Dividends	59,978	47,046
Interest on federal funds sold	3	15,432
Interest on deposits in other banks	15,305	5,322

Total interest income	7,201,416	7,706,379

Interest Expense
Interest on deposits	1,761,639	2,542,449
Interest on federal funds purchased	23,877	45,709
Interest on Federal Home Loan Bank advances	519,870	436,153
Distribution on capital securities of subsidiary trusts	45,757	72,652

Total interest expense	2,351,143	3,096,963

Net interest income	4,850,273	4,609,416

Provision for loan losses	431,000	120,000

Net interest income after provision for loan losses	4,419,273	4,489,416

Other Income
Wealth management income	324,890	358,441
Service charges on deposit accounts	763,383	762,328
Other service charges, commissions and income	462,914	417,358
(Loss) on impairment of securities	(297,500)	—
(Loss) on sale of other real estate owned	(3,000)	—

Total other income	1,250,687	1,538,127

Other Expenses
Salaries and benefits	2,141,693	2,295,427
Net occupancy expense of premises	328,600	265,361
Furniture and equipment	313,889	306,121
Advertising expense	142,873	139,700
Consulting expense	261,178	226,930
Data processing expense	325,227	343,970
Other operating expenses	742,605	705,891

Total other expenses	4,256,065	4,283,400

Income before income taxes	1,413,895	1,744,143

Income tax expense	478,892	534,006

Net Income	$935,003	$1,210,137

Earnings per Share, basic	$0.26	$0.34

Earnings per Share, assuming dilution	$0.26	$0.34

Dividends per Share	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007

	2008	2007
Interest Income
Interest and fees on loans	$20,089,996	$21,739,829
Interest and dividends on securities available for sale:
Taxable interest income	1,028,308	1,108,418
Interest income exempt from federal income taxes	174,700	67,262
Dividends	183,098	190,450
Interest on federal funds sold	33,296	81,983
Interest on deposits in other banks	27,851	25,984

Total interest income	21,537,249	23,213,926

Interest Expense
Interest on deposits	5,485,364	7,503,724
Interest on federal funds purchased	87,236	184,154
Interest on Federal Home Loan Bank advances	1,401,345	1,339,757
Distribution on capital securities of subsidiary trusts	155,462	300,094

Total interest expense	7,129,407	9,327,729

Net interest income	14,407,842	13,886,197

Provision for loan losses	1,721,000	360,000

Net interest income after provision for loan losses	12,686,842	13,526,197

Other Income
Wealth management income	1,000,127	1,051,999
Service charges on deposit accounts	2,223,348	2,139,644
Other service charges, commissions and income	1,555,895	1,282,355
Gain on sale of other real estate owned	25,718	—
(Loss) on impairment of securities	(422,500)	—
Realized gain on sale of securities	87,585	—

Total other income	4,470,173	4,473,998

Other Expenses
Salaries and benefits	6,768,719	6,956,868
Net occupancy expense of premises	958,926	798,644
Furniture and equipment	885,431	889,830
Advertising expense	468,469	421,793
Consulting expense	802,566	660,820
Data processing expense	987,569	956,511
Other operating expenses	2,175,367	2,053,162

Total other expenses	13,047,047	12,737,628

Income before income taxes	4,109,968	5,262,567

Income tax expense	1,224,045	1,600,519

Net Income	$2,885,923	$3,662,048

Earnings per Share, basic	$0.82	$1.05

Earnings per Share, assuming dilution	$0.81	$1.03

Dividends per Share	$0.60	$0.59

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007

			Accumulated Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2006 as restated	$10,789,521	$28,962,409	$(1,217,318)		$38,534,612
Comprehensive income:
Net income		3,662,048		$3,662,048	3,662,048
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of deferred income taxes of $73,738			143,138	143,138	143,138

Total comprehensive income				$3,805,186

Cash dividends ($.59 per share)		(2,089,302)			(2,089,302)
Acquisition of 27,370 shares of common stock	(85,668)	(516,802)			(602,470)
Amortization of unearned compensation, restricted stock awards		191,685			191,685
Issuance of common stock — nonvested shares (11,437 shares)	35,797	(35,797)			—
Exercise of stock options	247,664	469,410			717,074

Balance, September 30, 2007	$10,987,314	$30,643,651	$(1,074,180)		$40,556,785

Balance, December 31, 2007	$10,974,293	$31,626,627	$(773,168)		$41,827,752
Comprehensive income:
Net income		2,885,923		2,885,923	2,885,923
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit of $1,145,186				(2,523,548)
Less: reclassification adjustments, net of taxes of $12,721				322,194

Other comprehensive income net of tax benefit of $1,132,465			(2,201,354)	(2,201,354)	(2,201,354)

Total comprehensive income				684,569

Effects of changing pension plan measurement date, pursuant to FAS158, net of deferred income tax benefit of $12,437		(24,144)			(24,144)
Initial implementation of EITF 06-4, net of income tax benefit of $6,433		(12,487)			(12,487)
Cash dividends ($.60 per share)		(2,140,915)			(2,140,915)
Acquisition of 7,332 shares of common stock	(22,949)	(103,123)			(126,072)
Amortization of unearned compensation, restricted stock awards		244,227			244,227
Restricted stock forfeiture		(49,604)			(49,604)
Issuance of common stock — nonvested shares (10,315 shares)	32,286	(32,286)			—
Exercise of stock options	59,220	128,300			187,520

Balance, September 30, 2008	$11,042,850	$32,522,518	$(2,974,522)		$40,590,846

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net income	$2,885,923	$3,662,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	696,976	773,598
Provision for loan losses	1,721,000	360,000
Loss on impairment of securities	422,500	—
Gain on sale of securities	(87,585)	—
Amortization (accretion) of security premiums, net	(7,486)	3,049
Amortization of unearned compensation, net of forfeiture	194,623	191,685
Changes in assets and liabilities:
Decrease (increase) in other assets	(315,556)	60,029
(Decrease) increase in other liabilities	(19,209)	198,370

Net cash provided by operating activities	5,491,186	5,248,779

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	9,078,470	—
Proceeds from maturities, calls and principal payments of securities available for sale	3,710,672	2,951,459
Purchase of securities available for sale	(13,965,595)	(3,816,728)
Purchase of premises and equipment	(1,848,458)	(462,804)
(Purchase) proceeds from sale of other bank stock	(392,300)	923,500
Net (increase) decrease in loans	(15,690,729)	9,354,725

Net cash provided by (used in) investing activities	(19,107,940)	8,950,152

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(35,735,451)	12,308,976
Net (decrease) increase in certificates of deposit	36,799,720	(30,074,213)
Federal Home Loan Bank advances	70,000,000	35,000,000
Federal Home Loan Bank principal repayments	(60,000,000)	(55,000,000)
Purchase of federal funds	—	4,400,000
Repayment of trust preferred securities	—	(4,124,000)
Cash dividends paid on common stock	(2,140,915)	(2,089,302)
Issuance of common stock	187,520	717,074
Acquisition of common stock	(126,072)	(602,470)

Net cash provided by financing activities	8,984,802	(39,463,935)

Increase (decrease) in cash and cash equivalents	(4,631,952)	(25,265,004)

Cash and Cash Equivalents
Beginning	19,552,174	41,679,655

Ending	$14,920,222	$16,414,651

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$7,262,818	$7,685,021

Income taxes	$941,000	$1,363,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net of tax effect	$(2,523,548)	$143,138

FAS 158 Pension Liability Implementation Adjustment, net of tax effect	$(24,144)	$—

Implementation of EITF 06-4, net of tax effect	$(12,487)	$—

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. General
The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”), Fauquier Statutory Trust I and Fauquier Statutory Trust II; and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2008 and December 31, 2007 and the results of operations for the three and nine months ended September 30, 2008 and 2007. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year.
Note 2. Securities
The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	September 30, 2008

Obligations of U.S. Government corporations and agencies	$24,342,106	$134,979	$(17,689)	$24,459,396
Obligations of states and political subdivisions	5,294,573	28,050	(185,317)	5,137,306
Corporate Bonds	6,000,000	—	(3,789,850)	2,210,150
Mutual Funds	300,804	—	(9,648)	291,156
FHLMC Preferred Bank Stock	18,500	—	—	18,500
Restricted investments:
Federal Home Loan Bank Stock	2,905,800	—	—	2,905,800
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$39,123,703	$163,029	$(4,002,504)	$35,284,228

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2007

Obligations of U.S. Government corporations and agencies	$23,080,415	$30,014	$(162,347)	$22,948,082
Obligations of states and political subdivisions	5,293,965	82,166	(3,948)	5,372,183
Corporate Bonds	6,000,000	—	(348,750)	5,651,250
Mutual Funds	291,581	—	(5,791)	285,790
FHLMC Preferred Bank Stock	441,000	—	(97,000)	344,000
Restricted investments:
Federal Home Loan Bank Stock	2,513,500	—	—	2,513,500
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$37,882,381	$112,180	$(617,836)	$37,376,725

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2008
	Amortized	Fair
	Cost	Value
Due in one year or less	$4,106	4,103
Due after one year through five years	1,089,455	1,088,003
Due after five years through ten years	4,670,499	4,711,712
Due after ten years	29,872,619	26,003,034
Equity securities	3,487,024	3,477,376

	$39,123,703	$35,284,228

For the quarter and the nine months ended September 30, 2008, the Bank recognized a permanent impairment of $297,500 and $422,500, respectively on its 10,000 shares of Freddie Mac preferred stock. There were no other impairment losses on securities in the quarter and nine months ended September 30, 2008, or the quarter and nine month period ended September 30, 2007.
For the nine months ended September 30, 2008, gross realized gains from sales of securities available for sale amounted to $87,585. The proceeds from the sale of these securities, including the realized gain, amounted to $9.1 million. The tax expense applicable to this net realized gain amounted to $29,779. There were no securities sold in the quarter ended September 30, 2008 or the quarter and nine month period ended September 30, 2007
The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007.

September 30, 2008	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$4,784,242	$(17,689)	$—	$—	$4,784,242	$(17,689)
Obligations of states and political subdivisions	4,142,781	(185,317)	—	—	4,142,781	(185,317)
Corporate Bonds	1,436,040	(2,563,960)	774,110	(1,225,890)	2,210,150	(3,789,850)

Subtotal, debt securities	10,363,063	(2,766,966)	774,110	(1,225,890)	11,137,173	(3,992,856)

Mutual Funds	—	—	291,156	(9,648)	291,156	(9,648)
FHLMC Preferred Bank Stock	—	—	—	—	—	—

Total temporary impaired securities	$10,363,063	$(2,766,966)	$1,065,266	$(1,235,538)	$11,428,329	$(4,002,504)

December 31, 2007	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$—	$—	$17,798,157	$(162,347)	$17,798,157	$(162,347)
Obligations of states and political subdivisions	899,333	(3,948)	—	—	899,333	(3,948)
Corporate Bonds	3,770,000	(230,000)	1,881,250	(118,750)	5,651,250	(348,750)

Subtotal, debt securities	4,669,333	(233,948)	19,679,407	(281,097)	24,348,740	(515,045)

Mutual Funds	—		285,790	(5,791)	285,790	(5,791)
FHLMC Preferred Bank Stock	344,000	(97,000)	—	—	344,000	(97,000)

Total temporary impaired securities	$5,013,333	$(330,948)	$19,965,197	$(286,888)	$24,978,530	$(617,836)

The nature of securities which are temporarily impaired for a continuous 12 month period or more at September 30, 2008 can be segregated into two groups:
The first group consists of two corporate bonds, rated A2 by Moody’s, having a total amortized cost of $2.0 million with a temporary loss of approximately $1.2 million. These bonds have an estimated maturity of 26 years, but can be called at par on the five year anniversary, which will occur in 2008 and 2009. If not called, the bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”). These bonds are current, they have sufficient cash flow projections to satisfy the cash flow portion of the Other Than Temporary Impairment test under EITF 99-20 as of September 30, 2008, and the Company has the ability to hold these bonds to maturity. Please note that the Bank also has two additional corporate bonds of a similar nature, also rated A2 by Moody’s, which have not yet had a continuous impairment of 12 months. These two additional bonds have a total amortized cost of $4.0 million with a temporary loss of approximately $2.6 million. These bonds are also current, they also have sufficient cash flow projections to satisfy the cash flow portion of the Other Than Temporary Impairment test under EITF 99-20 as of September 30, 2008, and the Company has the ability to also hold these bonds to maturity.
The second group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of approximately $10,000. The fund is a relatively small segment of the portfolio and the Company plans to hold it indefinitely.
The carrying value of securities pledged to secure deposits and for other purposes amounted to $26.0 million and $13.6 million at September 30, 2008 and December 31, 2007, respectively.
Note 3. Loans
     A summary of the balances of loans follows:

	September 30,	December 31,
	2008	2007
	(Thousands)
Real estate loans:
Construction	$41,257	$37,204
Secured by farmland	1,315	1,365
Secured by 1 — to — 4 family residential	174,053	170,983
Other real estate loans	146,877	132,918
Commercial and industrial loans (not secured by real estate)	36,821	38,203
Consumer installment loans	17,786	24,133
All other loans	10,122	8,824

Total loans	$428,231	$413,630
Unearned income	(470)	(338)
Allowance for loan losses	(4,684)	(4,185)

Net loans	$423,077	$409,107

Of the $146.9 million in other real estate loans, $88.3 million is owner occupied and $58.6 million is non-owner occupied.

Note 4. Allowance for Loan Losses
     Analysis of the allowance for loan losses follows:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2008	2007	2007
Balance at beginning of year	$4,185,209	$4,470,533	$4,470,533

Provision for loan losses	1,721,000	360,000	717,000

Recoveries of loans previously charged-off	66,800	43,701	60,616

Loan losses charged-off	(1,288,571)	(461,038)	(1,062,940)

Balance at end of year	$4,684,438	$4,413,196	$4,185,209

     Nonperforming assets consist of the following:

(Dollars in thousands)	September 30,	December 31,	September 30,
	2008	2007	2007
Nonaccrual loans	$4,457	$1,906	$1,240
Restructured loans	—	—	—

Total nonperforming loans	$4,457	$1,906	$1,240
Foreclosed property	133	222	142

Total nonperforming assets	$4,590	$2,128	$1,382

	September 30, 2008	December 31, 2007
Impaired loans for which an allowance has been provided	$1,863,300	$2,688,501
Impaired loans for which no allowance has been provided	3,389,723	1,247,461

	$5,253,023	$3,935,962

Allowance provided for impaired loans, included in the allowance for loan losses	$1,274,158	$1,392,236

		Twelve Months
	Nine Months Ended	Ended
	September 30, 2008	December 31, 2007
Average balance in impaired loans	$5,201,012	$4,359,817

Interest income recognized on impaired loans	$199,884	$261,257

Total loans past due 90 days or more and still accruing interest were $1,000 at September 30, 2008 and, $770,000, and $165,000 on December 31, 2007, and September 30, 2007, respectively.

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
Total capital securities at September 30, 2008 and 2007 were $4,124,000 for both respective dates. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.
Note 6. Earnings Per Share
The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

Three Months		Three Months
Ended		Ended
September 30, 2008		September 30, 2007
	Per Share		Per Share
Shares	Amount	Shares	Amount
3,529,347	$0.26	3,513,130	$0.34

31,184		45,179

3,560,531	$0.26	3,558,309	$0.34

Nine Months		Nine Months
Ended		Ended
September 30, 2008		September 30, 2007
	Per Share		Per Share
Shares	Amount	Shares	Amount
3,525,633	$0.82	3,503,844	$1.05

33,384		63,522

3,559,017	$0.81	3,567,366	$1.03

Note 7. Stock-Based Compensation
The Company has a stock-based compensation plan. Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment,” which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income.
The nonvested shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period over the next three years. Compensation expense for nonvested shares amounted to $68,952 and $64,545 for the three months ended September 30, 2008 and 2007, respectively. Compensation expense for nonvested shares amounted to $194,623 and $191,685 for the nine months ended September 30, 2008 and 2007, respectively.
The Company did not grant options during the three months or nine months ended September 30, 2008 and 2007.
A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan ( collectively, the “Plans”) is presented below:

	Nine Months Ended
	September 30, 2008
		Weighted
		Average	Average
	Number of	Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at January 1, 2008	96,100	$9.85
Granted	—
Exercised	(18,920)	9.91
Forfeited	—

Outstanding at September 30, 2008	77,180	$9.84	$434,523

Exercisable at end of quarter	77,180	$9.84	$434,523

Weighted-average fair value per option of options granted during the year	—

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the September 30, 2008 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the changes in the market value of the Company’s stock.

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $132,774 and $1,207,531, respectively.
A summary of the status of the Company’s nonvested shares is presented below:

	Nine Months Ended
	September 30, 2008
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at January 1, 2008	31,190
Granted	19,692	$17.70
Vested	(10,315)
Forfeited, nonvested	(2,348)	$21.13

Nonvested at September 30, 2008	38,219

As of September 30, 2008, there was $402,988 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over an approximate period of 28 months.
Note 8. Employee Benefit Plan
The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended
	September 30,
	2008	2007
Service cost	$111,081	$167,680
Interest cost	77,352	100,343
Expected return on plan assets	(149,050)	(111,378)
Amortization of transition (asset)	(4,745)	1,942
Amortization of prior service cost	1,942	(4,745)
Recognized net actuarial loss	—	5,258

Net periodic benefit cost	$36,580	$159,100

	Nine Months Ended
	September 30,
	2008	2007
Service cost	$333,243	$503,040
Interest cost	232,056	301,029
Expected return on plan assets	(447,150)	(334,134)
Amortization of transition (asset)	(14,235)	5,826
Amortization of prior service cost	5,826	(14,235)
Recognized net actuarial loss	—	15,774

Net periodic benefit cost	$109,740	$477,300

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that there were no contributions made to its pension plan in 2007. As of September 30, 2008, the pension plan required no additional contributions.
On December 20, 2007, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010, the Company will replace the defined benefit pension plan with an enhanced 401(k) plan. On January 18, 2008, the assets within the defined benefit pension plan were redeployed from ownership in various equity and debt mutual fund investments, and into a short-term money market fund in order to preserve asset value until the plan is terminated.
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
For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,566,286 shares of common stock, par value $3.13 per share, held by approximately 432 holders of record on September 30, 2008. The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased properties in Haymarket, Virginia and Bristow, Virginia, where it plans to build its ninth and tenth full-service branch offices, respectively, scheduled to open during 2009.
The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.
The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The basic services offered by the Bank include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier’s checks, domestic collections, savings bonds, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Star, NYCE, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks. The Bank also is a member of the Certificate of Deposit Account Registry Service (“CDARS”). CDARs can provide a customer multi-million dollar FDIC insurance on CD investments through the transfer and/or exchange with other FDIC insured institutions. CDARS is a registered service mark of Promontory Interfinancial Network, LLC.

The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services.
The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Infinex Investments, Inc., a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. Bankers Insurance consists of a consortium of 36 Virginia community bank owners; Infinex is owned by 57 banks in various states; and Bankers Title Shenandoah is owned by 17 Virginia community banks. On April 30, 2008, the Bank’s ownership of stock in BI Investments, LLC was exchanged for Infinex stock as part of a merger.
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
As of September 30, 2008, the Company had total consolidated assets of $499.8 million, total loans net of allowance for loan losses of $423.1 million, total consolidated deposits of $405.6 million, and total consolidated shareholders’ equity of $40.6 million.
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
Net income of $935,000 for the third quarter of 2008 was a 22.7% decrease from the net income for the third quarter of 2007 of $1.21 million. Loans, net of reserve, totaling $423.1 million at September 30, 2008, increased 3.4% when compared with December 31, 2007, and increased 4.1% when compared with September 30, 2007. Deposits increased 0.3% compared with year-end 2007, and increased 1.8% when compared with September 30, 2007. Assets under WMS management, totaling $273.7 million in market value at September 30, 2008, declined 7.9% from $297.1 million in market value at September 30, 2007, primarily due to the decline in valuations of common stock under management. For example, from September 30, 2007 to September 30, 2008, stocks measured in the Standard & Poors’ 500 index declined by approximately 24.6%.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2008 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

During the third quarter of 2008, the Bank has seen its competition for deposits increase significantly. The pricing of retail deposits, which traditionally has been at an interest rate less than the interest rate on a FHLB of Atlanta advance of similar term, has exceeded the corresponding FHLB rate by 50 to 100 basis points or more. The increased cost of deposits has resulted in less net interest income and a narrower net interest margin. The intensified competition for deposits is, for the most part, the result of liquidity and capitalization pressures faced by many of the large multi-state financial institutions who compete in the Bank’s market area.
The Bank’s non-performing assets totaled $4.6 million or 1.07% of total loans at September 30, 2008, as compared with $2.1 million or 0.51% of total loans at December 31, 2007, and $1.38 million or 0.34% of total loans at September 30, 2007. The provision for loan losses was $431,000 for the third quarter of 2008 compared with $120,000 for the third quarter of 2007. Loan chargeoffs, net of recoveries, totaled $1.22 million or 0.29% of total loans for the first nine months of 2008, compared with $417,000 or 0.11% of total loans for the first nine months of 2007. The $311,000 increase in the provision for loan losses from third quarter 2007 to third quarter 2008 was largely in response to the increase in net loans and non-performing assets. Total allowance for loan losses was $4.7 million or 1.10% of total loans at September 30, 2008 compared with $4.2 million or 1.01% of loans at December 31, 2007.
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
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
NET INCOME
Net income was $935,000 for the third quarter of 2008, a 22.7% decrease from the third quarter of 2007 net income of $1.21 million. Earnings per share on a fully diluted basis were $0.26 in 2008 compared to $0.34 in 2007. Profitability as measured by return on average equity decreased from 11.68% in the third quarter of 2007 to 8.85% for the same period in 2008. Profitability as measured by return on average assets decreased from 0.99% to 0.73% over the same respective quarters in 2007 and 2008. The decline in net income and the corresponding profitability measures was primarily due to the increase in the provision for loan losses of $311,000 in the third quarter of 2008 compared with the third quarter of 2007, as well as a $298,000 permanent impairment loss on the Bank’s investment in Freddie Mac preferred stock.
NET INTEREST INCOME AND EXPENSE
Net interest income increased $241,000 or 5.2% to $4.85 million for the quarter ended September 30, 2008 from $4.61 million for the quarter ended September 30, 2007. The increase in net interest income was due to the Company’s net interest margin increasing from 4.02% in the third quarter of 2007 to 4.10% in the third quarter of 2008, primarily due to the positively sloped yield curve during the third quarter of 2008 compared with the flat and inverted yield curve during the third quarter of 2007. (A positively sloped yield curve is where the interest rate on longer-termed financial instruments exceeds the interest rate on shorter-termed financial instruments, all other factors being equal, while with an inverted yield curve, shorter-termed financial instruments have higher interest rates than longer-termed financial instruments.) The benefit of the positively sloped yield curve was partially offset by competitive pricing pressures, particularly on deposits. In addition, net interest income increased due to the impact of total average earning assets increasing from $454.0 million during the third quarter of 2007 to $470.9 million during the third quarter of 2008.

The net interest margin pressure caused by the economic environment of a flat and inverted yield curve proved to be challenging for the Bank during much of 2007. At September 30, 2004, just as the Federal Reserve’s Federal Open Market Committee (the “FMOC”) began raising the federal funds rate, the yield on a three month maturity treasury bond was 1.37% or 253 basis points below the 3.90% yield on a five year treasury and 332 basis points below the 4.69% yield on a 10 year treasury. At October 30, 2006, that yield had inverted to the point that a three month treasury was yielding 5.12%, while the five year and ten year treasury were yielding 4.74% and 4.77%, respectively. The yield curve changed from a more than 250 basis point premium for a longer investment to a position where there is no premium or, in fact, a discount. This presented funding and interest margin management pressures, as a flat or inverted yield curve significantly increased competition for deposits and their cost. While deposit costs rapidly increased, the lack of a similar movement in longer-term rates limited the yield increase on fixed rate loans.
The economic environment changed direction during the fourth quarter of 2007, when the FMOC began lowering the federal funds rate, and the shape of the yield curve became less flat and more positively sloped. Through September 30, 2008, the FMOC has continued the reduction of the federal funds rate. At September 30, 2008, the yield on a three month maturity treasury security was 0.92% or 206 basis points below the 2.98% yield on a five year treasury and 293 basis points below the 3.85% yield on a 10 year treasury. As a result, the Company’s net interest margin improved from 4.02% for the third quarter of 2007 to 4.10% for the third quarter of 2008. Offsetting the benefit of the positively sloped yield curve during the third quarter of 2008 has been the significant increase in competitive pricing for retail deposits.
Total interest income decreased $505,000 or 6.6% to $7.20 million for the third quarter of 2008 from $7.71 million for the third quarter of 2007. This decrease was primarily due to the 65 basis point decrease in the yield on average assets from third quarter 2007 to third quarter 2008. This was partially offset by the increase in total average earning assets of $16.9 million or 3.7%.
The average yield on loans decreased to 6.17% for the third quarter of 2008 compared with 6.90% for the third quarter of 2007. Average loan balances increased 4.0% from $412.7 million during the third quarter of 2007 to $429.4 million during the third quarter of 2008. Together, this resulted in a $527,000 or 7.3% decrease in interest and fee income from loans for the third quarter of 2008 compared with the same period in 2007.
Average investment security balances decreased $1.1 million from $39.3 million in the third quarter of 2007 to $38.2 million in the third quarter of 2008. The tax-equivalent average yield on investments increased from 4.85% for the third quarter of 2007 to 5.39% for the third quarter of 2008. Together, there was an increase in interest and dividend income on security investments of $27,000 or 5.9%, from $458,000 for the third quarter of 2007 to $485,000 for the third quarter of 2008. Interest income on federal funds sold decreased $15,000 from the third quarter of 2007 to the third quarter of 2008, reflecting a decline in the average balances from $1.3 million to nothing.
Total interest expense decreased $746,000 or 24.1% from $3.10 million for the third quarter of 2007 to $2.35 million for the third quarter of 2008 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $781,000 or 30.7% from $2.54 million for the third quarter of 2007 to $1.76 million for the third quarter of 2008. Average Premium money market account balances decreased $9.6 million from third quarter 2007 to third quarter 2008, while their average rate decreased from 4.10% to 2.07% over the same period resulting in a decrease of $453,000 of interest expense for the third quarter of 2008. Average time deposit balances increased $1.9 million from third quarter of 2007 to the third quarter of 2008 while the average rate on time deposits decreased from 4.43% to 3.52% resulting in a decrease of $267,000 in interest expense for the third quarter of 2008. Average NOW deposit balances increased $11.7 million from the third quarter of 2007 to the third quarter of 2008 while the average rate on NOW accounts decreased from 1.30% to 0.90% resulting in a reduction of $45,000 in NOW interest expense for the third quarter of 2008.
Interest expense on federal funds purchased decreased $22,000 for the third quarter of 2008 when compared to the third quarter of 2007 due to the decline in the average fed funds rate from 5.76% to 2.40%, partially offset by the $807,000 increase in average federal funds purchased. Interest expense on FHLB of Atlanta advances increased $84,000 from the third quarter of 2007 to the third quarter of 2008 due to the increase in average FHLB advance balances of $25.7 million, mostly offset by the decrease in the average rate paid on FHLB advances from 5.30% to 3.51%. The average rate on total interest-bearing liabilities decreased from 3.32% for the third quarter of 2007 to 2.36% for the third quarter of 2008.

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
AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$417,624	$6,596	6.19%	$404,429	$7,137	6.90%
Tax-exempt (1)	8,642	159	7.21%	7,536	139	7.17%
Nonaccrual (2)	3,089	—		744	—

Total Loans	429,355	6,755	6.17%	412,709	7,276	6.90%

Securities
Taxable	32,970	427	5.17%	36,024	420	4.66%
Tax-exempt (1)	5,265	88	6.71%	3,299	57	6.94%

Total securities	38,235	515	5.39%	39,323	477	4.85%

Deposits in banks	3,269	15	1.83%	641	5	3.25%
Federal funds sold	—	—		1,289	15	4.69%

Total earning assets	470,859	7,285	6.08%	453,962	7,773	6.72%

Less: Reserve for loan losses	(4,491)			(4,414)
Cash and due from banks	14,658			14,292
Bank premises and equipment, net	8,451			7,350
Other assets	17,501			16,093

Total Assets	$506,978			$487,283

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$66,170			$73,072

Interest-bearing deposits
NOW accounts	82,685	186	0.90%	70,966	232	1.30%
Money market accounts	20,447	74	1.43%	25,112	92	1.45%
Premium money market accounts	68,990	359	2.07%	78,628	812	4.10%
Savings accounts	31,748	39	0.49%	32,173	34	0.43%
Time deposits	124,902	1,104	3.52%	122,956	1,372	4.43%

Total interest-bearing deposits	328,772	1,762	2.13%	329,835	2,542	3.06%

Federal funds purchased	3,953	24	2.40%	3,146	46	5.76%
Federal Home Loan Bank advances	57,880	519	3.51%	32,207	436	5.30%
Capital securities of subsidiary trust	4,124	46	4.34%	4,124	73	6.89%

Total interest-bearing liabilities	394,729	2,351	2.36%	369,312	3,097	3.32%

Other liabilities	4,041			3,811
Shareholders’ equity	42,038			41,088

Total Liabilities & Shareholders’ Equity	$506,978			$487,283

Net interest spread		$4,934	3.72%		$4,676	3.40%

Interest expense as a percent of average earning assets			1.98%			2.70%
Net interest margin			4.10%			4.02%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

	RATE / VOLUME VARIANCE
	(In Thousands)
	Three Months Ended September 30, 2008 Compared to
	Three Months Ended September 30, 2007
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME			—
Loans; taxable	$(541)	$190	$(731)
Loans; tax-exempt (1)	20	20	—
Securities; taxable	7	(33)	40
Securities; tax-exempt (1)	31	34	(3)
Deposits in banks	10	22	(12)
Federal funds sold	(15)	(15)	—

Total Interest Income	(488)	218	(706)

INTEREST EXPENSE
NOW accounts	(46)	38	(84)
Money market accounts	(18)	(17)	(1)
Premium money market accounts	(453)	(100)	(353)
Savings accounts	5	—	5
Time deposits	(268)	22	(290)
Federal funds purchased and securities			—
sold under agreements to repurchase	(22)	12	(34)
Federal Home Loan Bank advances	83	348	(265)
Capital securities of subsidiary trust	(27)	—	(27)

Total Interest Expense	(746)	303	(1,049)

Net Interest Income	$258	$(85)	$343

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $431,000 for the third quarter of 2008, compared with $120,000 for the third quarter of 2007. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
The $311,000 increase in the provision for loan losses during the third quarter 2008, compared to the same quarter one year earlier, was largely in response to the growth of loans during the quarter ended September 30, and the growth in non-performing assets.
OTHER INCOME
Total other income decreased by $287,000 from $1.54 million for the third quarter of 2007 to $1.25 million in the third quarter of 2008. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. The decrease in other income primarily reflects loss on securities which reflect the recognition of a permanent impairment on its investment in Freddie Mac preferred stock of $298,000.

Wealth Management income decreased $34,000 or 9.4% from third quarter 2007 to third quarter 2008, as assets under management declined from year to year, in part due to the decline in overall stock market valuations. Service charges on deposit accounts increased $1,000 or 0.1% to $763,000 for the second three months of 2008. Other service charges, commissions and fees increased $46,000 or 10.9% from $417,000 in third quarter 2007 to $463,000 in third quarter 2008 primarily due to increased rental income and VISA check card income. Also included in other service charges, commissions, and income is Bank Owned Life Insurance (“BOLI’) income, which was $104,000 during the third quarter of 2008 compared with $100,000 one year earlier. Total BOLI was $10.3 million at September 30, 2008, compared with $9.9 million one year earlier.
Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace. Wealth Management fees are projected to grow at a pace closer to the 3% to 5% growth seen in 2007, rather than the 1% growth seen in 2006 and the decline in growth for the first nine months of 2008. Fees from deposits are projected to continue to grow at a 4% to 7% rate, which reflects the projected growth for retail (non-commercial) core deposits.
OTHER EXPENSE
Total other expense decreased $27,000 or 0.6% during the third quarter of 2008 compared with the third quarter of 2007. Salaries and employees’ benefits decreased $154,000, or 6.7%, primarily due to decreases in the accrued expense for the 2008 incentive compensation plan, and the defined benefit pension plan, partially offset by the customary annual salary increases. Active full-time equivalent personnel totaled 144 at September 30, 2008 compared with 143 at September 30, 2007.
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
Net occupancy expense increased $63,000 or 23.4%, and furniture and equipment expense increased $8,000 or 2.5%, from third quarter 2007 to third quarter 2008. The increase in occupancy expense primarily reflects increased maintenance and repair expenses as well as increased rent expense due to the newly-leased View Tree branch.
Marketing expense increased $3,000 or 2.3% from $140,000 for the third quarter of 2007 to $143,000 for the third quarter of 2008. These expenses primarily reflect the continuation of direct mail campaigns targeting both individual households and small businesses.
Consulting expense, which includes legal and accounting professional fees, increased $34,000 or 15.1% in the third quarter of 2008 compared with the third quarter of 2007. This increase primarily reflects increased legal fees associated with impaired loans and real estate owned.
Data processing expense decreased $19,000 or 5.4% for the third quarter of 2008 compared with the same time period in 2007. The Bank outsources much of its data processing to a third-party vendor.
Other operating expenses increased $37,000 or 5.2% in third quarter 2008 compared with third quarter 2007. The increase in expense primarily reflects an increase in FDIC deposit insurance expense.

INCOME TAXES
Income tax expense was $479,000 for the quarter ended September 30, 2008 compared with $534,000 for the quarter ended September 30, 2007. The effective tax rates were 33.9% and 30.6% for the third quarter of 2008 and 2007, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases, partially offset by the lack of capital gains to offset the capital loss on the Freddie Mac preferred stock. Additionally, the reduction in income taxes associated with the impairment loss taken on Freddie Mac preferred stock of $101,000 will take place in the fourth quarter of 2008, and not during the third quarter of 2008, as provided for by the Troubled Asset Relief Program (“TARP”) approved by the U. S. Congress on October 3, 2008, and in order to be in compliance with FAS109 “Accounting for Income Taxes.” Had the $101,000 tax benefit on the impairment loss been taken in the third quarter of 2008, the effective tax rate would have been 26.7%.
COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
NET INCOME
Net income was $2.89 million for the first nine months of 2008, a 21.2% decrease from the first nine months of 2007 net income of $3.66 million. Earnings per share on a fully diluted basis were $0.81 in 2008 compared to $1.03 in 2007. Profitability as measured by return on average equity decreased from 12.11% in the first nine months of 2007 to 9.04% for the same period in 2008. Profitability as measured by return on average assets decreased from 1.00% to 0.77% over the same respective nine month periods in 2007 and 2008. The decline in net income and the corresponding profitability measures was primarily due to the increase in the provision for loan losses of $1.36 million in the first nine months of 2008 compared with the first nine months of 2007, as well as the $423,000 impairment loss on the Bank’s Freddie Mac preferred stock investment.
NET INTEREST INCOME AND EXPENSE
Net interest income increased $522,000 or 3.8% to $14.41 million for the nine months ended September 30, 2008 from $13.89 million for the nine months ended September 30, 2007. The increase in net interest income was due to the Company’s net interest margin increasing from 4.03% during the first nine months of 2007 to 4.15% in the first nine months of 2008, primarily due to the positively sloped yield curve during the first nine months of 2008 compared with the flat and inverted yield curve during the first nine months of 2007.
Total interest income decreased $1.68 million or 7.2% to $21.54 million for the first nine months of 2008 from $23.21 million for the first nine months of 2007. This decrease was primarily due to the 54 basis point decrease in the yield on average assets from first nine months of 2007 to first nine months of 2008, partially offset by the increase in total average earning assets of $4.3 million or 0.9%.
The average yield on loans decreased to 6.33% for the first nine months of 2008 compared with 6.95% for the first nine months of 2007. Average loan balances increased 1.2% from $415.7 million during the first nine months of 2007 to $420.8 million during the first nine months of 2008. Together, this resulted in a $1.65 million or 7.6% decrease in interest and fee income from loans for the first nine months of 2008 compared with the same period in 2007.
Average investment security balances decreased $884,000 from $38.9 million in the first nine months of 2007 to $38.1 million in the first nine months of 2008. The tax-equivalent average yield on investments increased from 4.79% for the first nine months of 2007 to 5.17% for the first nine months of 2008. Together, there was an increase in interest and dividend income on security investments of $20,000 or 1.5%, from $1.37 million for the first nine months of 2007 to $1.39 million for the first nine months of 2008. Interest income on federal funds sold decreased $49,000 from the first nine months of 2007 to the first nine months of 2008, reflecting a decline in the average yield from 5.02% to 2.71%.

Total interest expense decreased $2.20 million or 23.6% from $9.33 million for the first nine months of 2007 to $7.13 million for the first nine months of 2008 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $2.02 million or 26.9% from $7.50 million for the first nine months of 2007 to $5.49 million for the first nine months of 2008. Average Premium money market account balances increased $2.6 million from $69.0 million for the first nine months of 2007 to $71.6 million for the first nine months 2008, while their average rate decreased from 4.10% to 2.37% over the same period resulting in a decrease of $844,000 of interest expense for the first nine months of 2008. Average time deposit balances decreased $15.1 million from first nine months of 2007 to the same period of 2008 while the average rate on time deposits decreased from 4.50% to 3.76% resulting in a decrease of $1.14 million in interest expense for the first nine months of 2008. Average NOW deposit balances increased $14.8 million from the first nine months of 2007 to the first nine months of 2008 while the average rate on NOW accounts decreased from 1.23% to 1.02% resulting in a reduction of $3,000 in interest expense for the first nine months of 2008.
Interest expense on federal funds purchased decreased $97,000 for the first nine months of 2008 when compared to the first nine months of 2007 due to the $370,000 decrease in average federal funds purchased and the decline in the average fed funds rate from 5.65% to 2.93%. Interest expense on FHLB of Atlanta advances increased $61,000 from the first nine months of 2007 to the first nine months of 2008 due to the increase in average FHLB advance balances of $17.0 million partially offset by the decrease in the average rate paid on FHLB advances from 5.20% to 3.61%, by over the same period. The average rate on total interest-bearing liabilities decreased from 3.34% for the first nine months of 2007 to 2.47% for the first nine months of 2008.
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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$410,676	$19,805	6.31%	$406,667	$21,462	6.95%
Tax-exempt (1)	7,916	433	7.18%	7,697	419	7.18%
Nonaccrual (2)	2,244	—		1,313	—

Total Loans	420,836	20,238	6.33%	415,677	21,881	6.95%

Securities
Taxable	32,675	1,211	4.71%	37,071	1,299	4.63%
Tax-exempt (1)	5,386	265	6.55%	1,874	102	7.25%

Total securities	38,061	1,476	5.17%	38,945	1,401	4.79%

Deposits in banks	1,693	28	2.16%	1,192	26	2.87%
Federal funds sold	1,640	33	2.71%	2,155	82	5.02%

Total earning assets	462,230	21,775	6.21%	457,969	23,390	6.75%

Less: Reserve for loan losses	(4,285)			(4,471)
Cash and due from banks	15,550			14,854
Bank premises and equipment, net	8,160			7,449
Other assets	16,825			15,792

Total Assets	$498,480			$491,593

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$67,617			$74,823

Interest-bearing deposits
NOW accounts	86,067	655	1.02%	71,263	658	1.23%
Money market accounts	22,547	244	1.44%	26,594	286	1.44%
Premium money market accounts	71,595	1,273	2.37%	68,988	2,117	4.10%
Savings accounts	31,363	111	0.47%	33,216	103	0.41%
Time deposits	113,762	3,202	3.76%	128,880	4,341	4.50%

Total interest-bearing deposits	325,334	5,485	2.25%	328,941	7,505	3.05%

Federal funds purchased	3,984	87	2.93%	4,354	184	5.65%
Federal Home Loan Bank advances	50,961	1,401	3.61%	33,967	1,340	5.20%
Capital securities of subsidiary trust	4,124	156	4.95%	5,453	300	7.26%

Total interest-bearing liabilities	384,403	7,129	2.47%	372,715	9,328	3.34%

Other liabilities	3,829			3,640
Shareholders’ equity	42,631			40,415

Total Liabilities & Shareholders’ Equity	$498,480			$491,593

Net interest spread		$14,646	3.74%		$14,061	3.41%

Interest expense as a percent of average earning assets			2.05%			2.72%
Net interest margin			4.15%			4.03%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

	RATE / VOLUME VARIANCE
	(In Thousands)
	Nine Months Ended September 30, 2008 Compared to
	Nine Months Ended September 30, 2007
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME			—
Loans; taxable	$(1,657)	$(125)	$(1,532)
Loans; tax-exempt (1)	14	12	2
Securities; taxable	(88)	(109)	21
Securities; tax-exempt (1)	163	191	(28)
Deposits in banks	2	11	(9)
Federal funds sold	(49)	(20)	(29)

Total Interest Income	(1,615)	(40)	(1,575)

INTEREST EXPENSE
NOW accounts	(3)	137	(140)
Money market accounts	(42)	(43)	1
Premium money market accounts	(844)	80	(924)
Savings accounts	8	(6)	14
Time deposits	(1,139)	(509)	(630)
Federal funds purchased and securities sold under agreements to repurchase	(97)	(16)	(81)
Federal Home Loan Bank advances	61	670	(609)
Capital securities of subsidiary trust	(144)	(73)	(71)

Total Interest Expense	(2,200)	240	(2,440)

Net Interest Income	$585	$(281)	$866

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $1.72 million for the first nine months of 2008, compared with $360,000 for the first nine months of 2007. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
The increase in the provision for loan losses during the first nine months 2008 was largely in response to the amount of net loan chargeoffs and growth in non-performing assets during the same period. Loan chargeoffs, net of recoveries, totaled $1.22 million or 0.29% of total loans for the first nine months of 2008, compared with $417,000 or 0.10% of total loans for the first nine months of 2007.
NON-INTEREST INCOME
Total non-interest income decreased by $4,000 to $4.47 million for the first nine months of 2008 compared with the same nine months of 2007. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. Included in the nine months was an impairment loss of $423,000 on the Freddie Mac preferred stock, as well as gains of $122,000 from the Bank’s activities in the partial ownership in finance-related limited liability corporations, and a gain of $88,000 on the sale of investment securities.

Wealth Management income decreased $52,000 or 4.9% from the first nine months of 2007 to the first nine months of 2008, as assets under management decreased due to the decline of their market valuation. Service charges on deposit accounts increased $84,000 or 3.9% to $2.22 million for the first nine months of 2008, compared with $2.14 million for the same period in 2007 due to the increase in the number of transaction accounts generating fee income. Other service charges, commissions and fees increased $274,000 or 21.3% from $1.28 million during the first nine months of 2007 to $1.56 million in the first nine months of 2008 primarily due to the recognition of the net gain in the value of the Bank’s partial ownership in four different entities, primarily a $217,000 gain due to the Bank’s ownership interest in Infinex, a full service broker/dealer. On April 30, 2008, Infinex merged with Bankers Investments Group, LLC. As part of the merger, equity was infused by new participants, which in turn, recapitalized the Bank’s existing ownership position. Also included in other service charges, commissions, and income is BOLI income, which was $310,000 during the first nine months of 2008 compared with $293,000 one year earlier.
For the nine months ended September 30, 2008, the Bank had an impairment loss of $423,000 on the Freddie Mac preferred stock. In addition, the Bank realized gains from sales of three securities available for sale of $88,000. The proceeds from the sale of the three securities, including the realized gain, amounted to $9.1 million. Two of the securities, totaling approximately $7.0 million, had a remaining maturity of less than seven months, while the third security, totaling $2.0 million, had a remaining maturity of 18 months. The proceeds of the sale were redeployed into securities with an average assumed life of approximately five years. There were no securities sold in the third quarter of 2008 and for all of 2007. Management does not project any further gains or losses on the sale of securities at this time.
NON-INTEREST EXPENSE
Total non-interest expense increased $309,000 or 2.4% during the first nine months of 2008 compared with the first nine months of 2007.
Salaries and employees’ benefits decreased $188,000, or 2.7%, primarily due to the decreases in the accrued expense for the 2008 incentive compensation plan and the defined benefit pension plan, partially offset by the customary annual salary increases.
Net occupancy expense increased $160,000 or 20.1%, and furniture and equipment expense decreased $4,000 or 0.5%, from the first nine months 2007 to the first nine months of 2008. The increase in occupancy expense primarily reflects increased maintenance and repair expenses as well as rent expense for the View Tree property. The decrease in furniture and equipment expenses primarily reflects the decrease in computer software depreciation expense.
Marketing expense increased $47,000 or 11.1% from $422,000 for the first nine months of 2007 to $468,000 for the first nine months of 2008. This increase primarily reflects in implementation of direct mail campaign targeting small businesses.
Consulting expense, which includes legal and accounting professional fees, increased $142,000 or 21.5% for the first nine months of 2008 compared with the first nine months of 2007. This increase primarily reflects the use of information technology consultants assisting the Bank with its technology planning and contract negotiations, as well as increased legal fees associated with impaired loans.
Data processing expense increased $31,000 or 3.2% for the first nine months of 2008 compared with the same time period in 2007. The Bank outsources much of its data processing to a third-party vendor. The increase in expense primarily reflects increased deposit transactions and other data processing system usage by the Bank.
Other operating expenses increased $122,000 or 6.0% in first nine months of 2008 compared with first nine months of 2007. This primarily reflects increases in non-loan chargeoffs and contributions to community organizations.
INCOME TAXES
Income tax expense was $1.22 million for the nine months ended September 30, 2008 compared with $1.60 million for the nine months ended September 30, 2007. The effective tax rates were 29.8% and 30.4% for the first nine months of 2008 and 2007, respectively.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
Total assets were $499.8 million at September 30, 2008 compared with $489.9 million at December 31, 2007, an increase of 2.0% or $9.9 million. Balance sheet categories reflecting significant changes included cash and due from banks, total loans, bank premises and equipment, deposits, FHLB advances, and company-obligated mandatorily redeemable capital securities. Each of these categories is discussed below.
CASH AND DUE FROM BANKS. Cash and due from banks was $13.7 million at September 30, 2008, reflecting a decrease of $3.0 million from December 31, 2007. The decrease in cash and due from banks was primarily due to the decline in cash held at the Federal Reserve. The higher balance at December 31, 2007 was in order to satisfy reserve requirements.
LOANS. Total net loan balance after allowance for loan losses was $423.1 million at September 30, 2008, which represents an increase of $14.0 million or 3.4% from $409.1 million at December 31, 2007. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.
BANK PREMISES AND EQUIPMENT, NET. Total bank premises and equipment, net, increased $1.2 million primarily due to purchase of land along Business Route 29 in Warrenton, VA for the purpose of relocating its ViewTree Warrenton branch office.
DEPOSITS. For the nine months ended September 30, 2008, total deposits increased by $1.1 million or 0.3% when compared with total deposits at December 31, 2007. Non-interest-bearing deposits decreased by $10.9 million and interest-bearing deposits increased by $12.0 million. Included in interest-bearing deposits at September 30, 2008 and December 31, 2007 were $38.7 million and $9.3 million, respectively of brokered deposits as defined by the Federal Reserve. Of the $38.7 million in brokered deposits, $28.7 million represent deposits of TFB customers, exchanged through the CDAR’s network. With the CDAR’s program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $100,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community. The decline in the Bank’s non-interest-bearing deposits and the increase in interest-bearing deposits during the first nine months of 2008 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits in 2008 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.
FEDERAL HOME LOAN BANK ADVANCES. Federal funds purchased and FHLB advances increased by $10.0 million during the nine months ended September 30, 2008, to offset the decline in deposit balances.
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
Non-performing assets totaled $4.6 million or 1.07% of total loans at September 30, 2008, compared with $2.1 million or 0.51% of total loans at December 31, 2007, and $1.4 million, or 0.34% of total loans at September 30, 2007.
There were $1,000 past due 90 days or more and still accruing interest at September 30, 2008. Total loans past due 90 days or more and still accruing interest were $770,000; and $165,000 on December 31, 2007, and September 30, 2007, respectively. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.
At September 30, 2008, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.
At September 30, 2008, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at September 30, 2008 was approximately 5.7% of loans to the hospitality industry (hotels, motels, inns, etc.). For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 entitled “We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.”
Based on recently enacted regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of September 30, 2008, construction and land loans are $41.1 million or 79.5% of the concentration limit. Commercial real estate loans , including construction and land loans, are $99.6 million or 192.6% of the concentration level.
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
As of September 30, 2008, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2008, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of September 30, 2008, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.
At September 30, 2008 and December 31, 2007, the Company exceeded its regulatory capital ratios, as set forth in the following table:
RISK BASED CAPITAL RATIOS
(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
Tier 1 Capital:
Shareholders’ Equity	$40,591	$41,828
Plus: Unrealized loss on securities available for sale/FAS 158 and EITF 06-4	2,965	773
Less: Intangible assets, net	—	(103)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	47,556	46,498

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,684	4,185

Total Capital:	52,240	50,683

Risk Weighted Assets:	$397,755	$390,597

Regulatory Capital Ratios:
Leverage Ratio	9.38%	9.49%
Tier 1 to Risk Weighted Assets	11.96%	11.90%
Total Capital to Risk Weighted Assets	13.13%	12.98%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $40.6 million at September 30, 2008 compared with $41.8 million at December 31, 2007 and $40.1 million (as restated) at September 30, 2007. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, through which it repurchased 7,332 and 27,370 shares of stock during the first nine months of 2008 and 2007, respectively.
Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $3.0 million at September 30, 2008 compared with $773,000 at December 31, 2007. The decline in the accumulated other comprehensive loss was attributable to the decrease in the unrealized loss on investment securities held available for sale.
As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, in 2002 and 2006, the Company established subsidiary trusts that issued $4.0 million and $4.0 million of capital securities, respectively, as part of two separate pooled trust preferred security offerings with other financial institutions. During 2007, the Company repaid the $4.0 million issued in 2002. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of September 30, 2008, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”
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
Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $14.9 million at September 30, 2008 compared with $19.6 million at December 31, 2007. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $5.8 million was unpledged and readily salable at September 30, 2008. Futhermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $111.0 million at September 30, 2008 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks totaling approximately $73.9 million. At September 30, 2008, $45.0 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.
On April 2, 2008, the FHLB of Atlanta informed the Bank that, in light of continued turmoil in mortgage and credit markets, it would increase the discount applied to residential first mortgage collateral from 20% to 25% effective May 1, 2008. On September 22, 2008, the FHLB of Atlanta completed their on-site review of the Bank’s individual loans serving as collateral. As result of this increase in required collateralization and the review of actual collateral, the Bank’s line of credit with the FHLB of Atlanta totaled approximately $111.0 million on September 30, 2008 as compared with $136.2 million at December 31, 2007. The Bank does not consider this change in collateral requirements by the FHLB of Atlanta to materially impact the Bank’s liquidity.
Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operation of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2008 and December 31, 2007. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(Dollars in Thousands)

	September 30, 2008			December 31, 2007
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$73,873	$—	$73,873	$52,036	$—	$52,036
Federal Home Loan Bank advances	110,997	45,000	65,997	136,159	35,000	101,159
Federal funds sold			—			2,020
Securities, available for sale and unpledged at fair value			5,805			23,632

Total short-term funding sources			$145,675			$178,847

Uses:
Unfunded loan commitments and lending lines of credit			$68,063			$72,503
Letters of credit			6,254			6,749

Total potential short-term funding uses			$74,317			$79,252

Ratio of short-term funding sources to potential short-term funding uses			196.0%			225.7%
In addition to the outstanding commitments for use of liquidity displayed in the table above, the Bank will be utilizing approximately $5.0 million over the next twelve to thirty-nine months to build new branch offices in Haymarket and Bristow, as well as move and expand its ViewTree Warrenton branch office.
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
CHANGES IN ACCOUNTING PRINCIPLES
In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The effect that EITF 06-4 had on the Company’s consolidated financial statement of condition for September 30, 2008 was a reduction in retained earnings of $12,000 and an increase in accrued benefit liabilities of $19,000.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The effect that this provision of SFAS 158 had on The Company’s consolidated financial statement of condition for September 30, 2008 was a reduction in retained earnings of $24,000 and an increase in accrued benefit liabilities of $37,000.
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
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:
     Securities
Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. At September 30, 2008, all of the Company’s securities are considered to be Level 1 or Level 2 securities.
     Loans held for sale
Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, the Company did not have any loans held for sale.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires the Bank (Company) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.
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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.
In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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
As of September 30, 2008, management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that it maintained effective internal control over the financial reporting as of September 30, 2008, based on those criteria, and the Company’s Chief Executive Officer and Chief Financial Officer can provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2007, has issued an attestation report on the effectiveness of Management’s internal control over reporting as of December 31, 2007. The report, which states an unqualified opinion on the effectiveness of Management’s internal control over financial reporting as of December 31, 2007, is incorporated for reference in the Company’s Annual Report on 10-K for the year ended December 31, 2007 in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”
No changes were made in management’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, management’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publically	Yet Be Purchased
	Shares	Average Price	Announced Plan	Under the Plan
	Purchased	Paid per Share	(1)	(1)
July 1 — 31, 2008	1,451	$16.21	1,451	206,497
August 1 — 31, 2008	637	$16.72	637	205,860
September 1 — 30, 2008	951	$16.55	951	204,909
Total	3,039	$16.42	3,039

(1)	In September 1998, the Company announced an open market buyback program for its common stock. Annually, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On January 17, 2008, the Board authorized the Company to repurchase up to 212,241 shares (6% of the shares of common stock outstanding on January 1, 2008) beginning January 1, 2008 and continuing until the next Board reset.
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
Dated: November 6, 2008
/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: November 6, 2008