Form 10-K
period 2008-12-31
FAUQUIER BANKSHARES, INC.
filed 2009-03-16
CIK 1083643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s common shares held by “non-affiliates” of the registrant, based upon the closing sale price of its common stock on the NASDAQ Capital Market on June 30, 2008, was $76.6 million. Shares held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded as shares held by affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,592,057 shares of common stock outstanding as of March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders to be held on May 19, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,564,317 shares of common stock, par value $3.13 per share, held by approximately 432 holders of record on December 31, 2008. The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased properties in Bristow, Virginia and Haymarket, Virginia, where it plans to build its ninth and tenth full-service branch offices, scheduled to open during 2009 and 2010, respectively.

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

The Bank operates a Wealth Management Services (“WMS”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2008, assets managed by WMS decreased by $55.2 million in market value to $249.5 million, or 18.1%, when compared with 2007, with revenue decreasing from $1.41 million to $1.29 million or 8.9%, over the same time period. This was primarily due to the decline in valuations of common stock under management which reflected the U.S. stock markets in general. For example, from December 31, 2007 to December 31, 2008, stocks measured in the Standard & Poors’ 500 index declined by approximately 38.5%.

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

As of December 31, 2008, the Company had total consolidated assets of $514.5 million, total loans net of allowance for loan losses of $434.7 million, total consolidated deposits of $400.3 million, and total consolidated shareholders’ equity of $41.5 million.

LENDING ACTIVITIES

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s total loans, net of allowance, at December 31, 2008 were $434.7 million, or 84.5% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, sub-prime loans or loans for highly leveraged transactions.

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

The Bank’s loans are concentrated in three major areas: real estate loans, consumer loans, and commercial loans. Approximately 9.1% and 3.4% of the Bank’s loan portfolio at December 31, 2008 consisted of commercial and consumer loans, respectively. The majority of the Bank’s loans are made on a secured basis. As of December 31, 2008, approximately 85.5% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans decreased 7.7% to $26.68 million for 2008 compared with $28.92 million for 2007 due to the decline in market interest rates. No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

LOANS SECURED BY REAL ESTATE

ONE TO FOUR (“1-4”) FAMILY RESIDENTIAL LOANS.  The Bank’s 1-4 family residential mortgage loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2008, the Bank’s 1-4 family residential loans amounted to $175.8 million, or 40.0% of the total loan portfolio. Substantially the Bank’s entire single-family residential mortgage loans are secured by properties located in the Bank’s service area. The Bank requires private mortgage insurance if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

CONSTRUCTION LOANS.  The majority of the Bank’s construction loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2008, the Bank’s construction loans totaled $38.0 million, or 8.7% of the total loan portfolio.

COMMERCIAL REAL ESTATE LOANS.  Loans secured by commercial real estate comprised $160.4 million, or 36.5% of total loans at December 31, 2008, and consist principally of commercial loans for which real estate constitutes a source of collateral. $96.2 million of commercial real estate loans are owner-occupied. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

CONSUMER LOANS

The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans that are payable on an installment basis. The Bank offers a wide variety of consumer loans, including installment loans, credit card loans, and other secured and unsecured credit facilities. Approximately 82% of these loans, on a dollar-value basis, are for terms of seven years or less, and are secured by liens on motor vehicles of the borrowers. An additional 3% of consumer loans are secured by other personal assets of the borrower, and the remaining 15% are made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a seven-year amortization schedule. The consumer loan portfolio was $16.0 million or 3.6% of total loans at December 31, 2008.

COMMERCIAL LOANS

The Bank’s commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 85% of the Bank’s commercial loans, on a dollar-value basis, and the remaining 15% of commercial loans made on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank’s loan officers. Certain credit risks are inherent in originating and keeping loans on the Bank’s balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $40.0 million or 9.1% of total loans at December 31, 2008.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers its regular savings, demand, NOW, premium NOW money market deposit accounts, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 79.5% of the Bank’s total deposits at December 31, 2008. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 13.3% of the Bank’s total deposits at December 31, 2008. During 2008, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank’s deposits are generated from Fauquier and Prince William Counties. Included in interest-bearing deposits at December 31, 2008 were $37.4 million of brokered deposits, or 9.3% of total deposits. All brokered deposits represent a reciprocal arrangement for Bank customers who desire FDIC insurance for deposits above current limits.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank does not currently engage in any off-balance sheet hedging activities. The Bank’s total investments, at fair value, were $37.8 million, or 7.4% of total assets at December 31, 2008. During 2008, income from investments totaled $1.49 million, consisting of $1.83 million of interest and dividend income, and gain on sale of investments of $88,000, partially offset by a loss of $423,000 associated with recognition of other than temporary impairment on Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock.

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

EMERGENCY ECONOMIC STABILIZATION ACT OF 2008.  In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted on October 3, 2008. The EESA authorizes the Secretary of the U.S. Treasury (the “Treasury”) to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). The EESA increases the maximum deposit insurance amount on certain deposit accounts from $100,000 to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. The EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Program under which the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The Company, after considerable analysis and deliberation, chose not to participate in the Capital Purchase Program.

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

CAPITAL REQUIREMENTS.  The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, retained earnings, qualifying perpetual preferred stock, and certain hybrid capital instruments, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, certain hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2008, the Bank had a total risk-based capital ratio of 12.40% and a Tier 1 risk-based capital ratio of 11.26%, and the Company had a total risk-based capital ratio of 12.52% and a Tier 1 risk-based capital ratio of 11.38%.

Each of the federal regulatory agencies has also established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets, or the “leverage ratio”). These guidelines generally provide for a minimum leverage ratio of 4.0% for banks and bank holding companies (3% for institutions receiving the highest rating on the CAMELS financial institution rating system.) As of December 31, 2008, the Bank had a leverage ratio of 9.28%, and the Company had a leverage ratio of 9.37%.

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

The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank was notified by the Federal Reserve Bank of Richmond that, at December 31, 2008, both the Company and the Bank were considered “well capitalized.”

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

EMPLOYEES

As of December 31, 2008, the Company and the Bank employed 131 full-time employees and 25 part-time employees compared with 128 full-time and 28 part-time employees as of December 31, 2007. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

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

The Company may be adversely affected by economic conditions in our market area, as well as national and international economic conditions.

The Company’s marketplace is primarily in Fauquier and western Prince William Counties, Virginia and the neighboring communities. Many, if not most, of the Company’s customers live and/or work in the greater Washington, D.C. metropolitan area. Because the Company’s lending, deposit gathering, and wealth management services are concentrated in this market, the Company is affected by the general economic conditions in the greater Washington area. Changes in the economy may influence the growth rate of the Company’s loans and deposits, the quality of the loan portfolio and loan and deposit pricing and the performance of the Company’s wealth management business. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control could decrease the demand for banking products and services generally and/or impair the ability of existing borrowers to repay their loans, which could negatively affect the Company’s financial condition and performance.

In recent years, there has been a proliferation of technology and communications businesses in the Company’s market area. Although the Company does not have significant credit exposure to these businesses, a downturn in these industries could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect the Company’s profitability. In addition, a downturn in Washington-based federal government employment could have a negative impact on local economic conditions and real estate collateral values, and could also negatively affect the Company’s profitability.

Within the Bank’s investment portfolio are municipal bonds issued by state and/or local governments outside of the Bank’s own market area. At December 31, 2008, the Bank had $4.2 million in municipal bonds, all from geographic areas outside of the Bank’s market area. Also within the Bank’s investment portfolio are corporate bonds that are “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 50 different financial institutions, which, for the most part, are outside the Bank’s market area.

The Company has a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase the Company’s credit losses, which would negatively affect its financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of the Company’s loans are secured by real estate (both residential and commercial) in its market area. At December 31, 2008, approximately 40.0% and 36.5% of the Company’s $440 million loan portfolio were secured by post-construction residential and commercial real estate including farmland, respectively, with construction loans representing an additional 8.7% of its loans secured by real estate. Changes in the real estate market, such as deterioration in market value of collateral, or a decline in local employment, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could impact the Company’s profitability. If the value of real estate serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

If the Company’s allowance for loan losses becomes inadequate, its results of operations may be adversely affected.

The Company maintains an allowance for loan losses that it believes is a reasonable estimate of known and inherent losses in the Company’s loan portfolio. Through periodic review of the Company’s loan portfolio, it determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of the Company’s customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values that are beyond the Company’s control, and these future losses may exceed current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Although the Company believes the allowance for loan losses is a reasonable estimate of known and inherent losses in the its loan portfolio, it cannot fully predict such losses or that the loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on its financial performance.

Federal and state regulators periodically review the Company’s allowance for loan losses and may require us to increase the provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the amount of the Company’s provision or loans charged-off as required by these regulatory agencies could have a negative effect on its operating results.

The Company may incur losses if it is unable to successfully manage interest rate risk.

The Company’s profitability depends in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. The Company may selectively pay above-market rates to attract deposits as it has done in some of the Company’s marketing promotions in the past. Changes in interest rates will affect the Company’s operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, which, in turn, may affect the growth in loan and retail deposit volume. The Company attempts to minimize the Company’s exposure to interest rate risk, but cannot eliminate it. The Company’s net interest income will be adversely affected if market interest rates change so that the interest it pays on deposits and borrowings increases faster than the interest earned on loans and investments. Changes in interest rates also affect the value of the Company’s loans. An increase in interest rates could adversely affect the Company’s borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in nonperforming assets or a decrease in loan originations, either of which could have a material and negative effect on the Company’s results of operations. The Company’s net interest spread will depend on many factors that are partly or entirely outside its control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Fluctuations in market rates are neither predictable nor controllable and may have a material and negative effect on the Company’s business, financial condition and results of operations.

The Company’s profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which the Company operates.

The Company is subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not the Company’s shareholders, and the interpretation and application of them by federal and state regulators, are beyond its control, may change rapidly and unpredictably and can be expected to influence its earnings and growth. The Company’s success depends on its continued ability to maintain compliance with these regulations. Failure to comply with existing or new laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have an adverse effect on the Company’s business, financial condition and results of operations. Regulatory changes may increase costs, limit the types of financial services and products offered and/or increase the ability of non-banks to offer competing financial services and products and thus place other entities that are not subject to similar regulation in stronger, more favorable competitive positions, which could adversely affect the Company’s growth.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that apply to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company has experienced, and expects to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, the Company was required to comply with Section 404 of the Sarbanes-Oxley Act and issue a report on the Company’s internal controls for the year ended December 31, 2008. These new rules and regulations increase accounting, legal and other costs, and make some activities more difficult, time consuming and costly. In the event that the Company is unable to comply with the Sarbanes-Oxley Act and related rules, it may be adversely affected.

The Company depends on the services of the its key personnel, and a loss of any of those personnel would disrupt operations and result in reduced revenues.

The Company’s success depends upon the continued service of the senior management team and upon their ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In the Company’s experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out its strategy. If the Company loses the services of key personnel, or are unable to attract additional qualified personnel, its business, financial condition, results of operations and cash flows could be materially adversely affected.

The Company’s future success is dependent on its ability to compete effectively in the highly competitive banking industry.

The Northern Virginia and the greater Washington, D.C. metropolitan area in which the Company operates is considered highly attractive from an economic and demographic viewpoint, and is therefore a highly competitive banking and mortgage banking market. The Company faces vigorous competition from other banks and other financial service institutions in the Company’s market area. A number of these banks and other financial institutions are significantly larger and have substantially greater access to capital and other resources, larger lending limits, wider branch networks, and larger marketing budgets. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than it can. Many of the Company’s non-bank competitors are not subject to the same extensive regulations and/or tax laws that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. Failure to compete effectively to attract new customers and/or retain existing customers may reduce or limit the Company’s margins and market share and may adversely affect its results of operations and financial condition.

If the Company needs additional capital in the future to continue its growth, it may not be able to obtain it on terms that are favorable. This could negatively affect its performance and the value of the Company’s common stock.

The Company’s business strategy calls for continued growth. The Company anticipates that it will be able to support the Company’s growth strategy primarily through the generation of retained earnings. However, it may need to raise additional capital in the future to support the Company’s growth and to maintain capital levels. The Company’s ability to raise capital through the sale of additional securities will depend primarily upon its financial condition and the condition of financial markets at that time, and may not be able to obtain additional capital when needed on terms that are satisfactory to us. This could negatively affect the Company’s performance and the value of common stock. The Company’s growth may be constrained if it is unable to raise additional capital as needed.

The Company may be adversely affected if it is unable to successfully implement the Company’s branch network expansion.

The Company anticipates that it will need to expand its branch network to support its growth strategy. However, the timing and cost of entry into new branch locations is substantial, and the economic payback on new branches may be impeded and delayed, which could negatively constrain the Company’s growth, and adversely affect its performance and the value of common stock.

The Bank’s ability to pay dividends is subject to regulatory limitations which may affect the Company’s ability to pay its obligations and pay dividends.

The Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations which generate cash. It currently depends on the Bank’s cash and liquidity, transferred to the Company as dividends from the Bank, to pay the Company’s operating expenses and dividends to shareholders. No assurance can be made that in the future the Bank will have the capacity to pay the necessary dividends or that the Company will not require dividends from the Bank to satisfy the Company’s obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the state and/or federal bank regulators could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay sufficient dividends to the Company, the Company may not be able to service its obligations as they become due, or pay dividends on the Company’s common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows and prospects.

The Company’s recent operating results may not be indicative of future operating results.

The Company’s historical results of operations are not necessarily indicative of future operations.

If the Company cannot maintain its corporate culture as it grows, its business could be harmed.

The Company believes that a critical contributor to its success has been its corporate culture, which focuses on building personal relationships with its customers. As the Company’s organization grows, and management is required to implement more complex organizational management structures, it may find it increasingly difficult to maintain the beneficial aspects of the Company’s corporate culture. This could negatively impact future success.

Changes in accounting standards may affect the Company’s performance.

The Company’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be difficult to predict and can materially impact how it records and reports the Company’s financial condition and statements of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

The Company’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or omission. Additionally, controls can be circumvented by individual acts, by collusion by two or more people and/or by override of the established controls. Accordingly, because of the inherent limitations in the Company’s control systems and in human nature, misstatements due to error or fraud may occur and not be detected.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct the Company’s business. Any failure, interruption or breach of security of these systems could result in failures or disruptions in the Company’s customer relationship management, transaction processing systems and various accounting and data management systems. While it has policies and procedures designed to prevent and/or limit the effect of the failure, interruption or security breach of the Company’s communication and information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or, if they do occur, they will be adequately addressed on a timely basis. The occurrence of failures, interruptions or security breaches of the Company’s communication and information systems could damage the Company’s reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Bank owns or leases property and operates branches at the following locations:

Location	Lease/Own	Rent (Annual)	Expiration	Renewal

Main Office * P.O. Box 561 10 Courthouse Square Warrenton, VA 20186	Own	N/A	N/A	N/A
Catlett Office Rt. 28 and 806 Catlett, VA 20119	Own	N/A	N/A	N/A

Location	Lease/Own	Rent (Annual)	Expiration	Renewal

Sudley Road Office 8091 Sudley Rd. Manassas, VA 20109	Lease	$ 54,135 for 2009; $200,000 for 2010 to 2014; $230,000 for 2015 to 2019; $264,500 for 2020 to 2024; $304,175 for 2025 to 2029	2029	None
Old Town Office Center Street Manassas, VA 20110	Lease	$ 40,700 from 2007 to 2011.	2011	Two additional options for 10 years each.
New Baltimore Office 5119 Lee Highway Warrenton, VA 20187	Own	N/A	N/A	N/A
The Plains Office 6464 Main Street The Plains, VA 20198	Own	N/A	N/A	N/A
View Tree Office 216 Broadview Avenue Warrenton, VA 20186	Rent	$180,000	2010	None
View Tree Property 87 Lee Highway Warrenton, VA 20186	Own	N/A	N/A	N/A
Finance/Accounting Office 98 Alexandria Pike Warrenton, VA 20186	Lease	$36,648	2010	None
Bealeton Office US Rt. 17 & Station Dr. Bealeton, VA 22712	Own	N/A	N/A	N/A
Haymarket Property Market Square at Haymarket Haymarket, VA 20169	Lease	$150,000 for first 12 months of occupancy and increasing 3% annually.	2025	Two additional options for 5 years each.
Bristow Property Bristow Shopping Center 10250 Bristow Center Drive Bristow, VA 20136	Lease	$150,000 for first 12 months of occupancy and increasing 3% annually.	2018	Two additional options for 5 years

*	The Bank and the Company occupy this location.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

	Position Held with Company and/or	First Year as	Age as of
	Principal Occupations and Directorships	Executive Officer	December 31,
Name	During Past Five Years	of Company	2008

Randy K. Ferrell.	Chief Executive Officer of the Company since May 2004. President of the Company since May 2003. Senior Vice President of the Company from 1994 to May 2003. Chief Executive Officer of the Bank since May 2003. President of the Bank since 2002. Chief Operating Officer of the Bank from 2002 to June, 2003. Director of the Company since December 2003. Director of the Bank since 2002.	1994	58
Gregory D. Frederick	Executive Vice President and Chief Operating Officer of the Company since January 2007. President, Chief Operating Officer, and Director of Virginia Community Bank in Louisa, Virginia from 2002 to 2006. From 1996 to 2002, Senior Vice President Correspondent Banking at RBC Centura, Rocky Mount, North Carolina.	2007	49
Eric P. Graap	Executive Vice President of the Company and the Bank since May 2007. Chief Financial Officer of the Company and the Bank since 2000. Senior Vice President of the Company and the Bank from November 2000 to May 2007. Director of the Company and Bank since January 2009.	2000	55

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market of the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “FBSS”. The Company’s common stock commenced trading on NASDAQ on December 27, 1999. As of March 10, 2009, there were 3,592,057 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 437 holders of record. As of March 10, 2009, the closing market price of the Company’s common stock was $9.01.

STOCK PERFORMANCE

The following stock performance graph presents the cumulative total return comparison through December 31, 2008 of stock appreciation for our common stock, the NASDAQ Composite Index measuring all NASDAQ domestic and international based common type stocks listed on The NASDAQ Stock Market (“NASDAQ Composite”), the SNL Securities Index including banks between $250 million and $500 million in total assets (“SNL Bank $250M-$500M Index”), and the SNL Securities Index including banks between $500 million and $1 billion in total assets (“SNL $500M-$1B Index”). Returns assume an initial investment of $100 at the market close of December 31, 2002 and reinvestment of dividends. We believe the Company’s performance is more accurately compared to companies in the banking industry, rather than the NASDAQ Composite Index, which includes companies in diverse industries with market capitalizations many times the size of the Company’s market capitalization.

Total Return Performance

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Fauquier Bankshares, Inc.	100.00	111.15	114.22	117.87	83.44	65.59

NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72

SNL Bank $500M-$1B	100.00	113.32	118.18	134.41	107.71	69.02

SNL Bank $250M-$500M	100.00	113.50	120.50	125.91	102.33	58.44

The following table sets forth the high and low sales prices as reported by NASDAQ for the Company’s common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2008		2007		Dividends per Share
	High	Low	High	Low	2008	2007

1st Quarter	$18.98	$15.30	$26.50	$24.95	$0.20	$0.19
2nd Quarter	$19.99	$16.00	$26.27	$22.41	$0.20	$0.20
3rd Quarter	$18.92	$14.80	$23.65	$16.96	$0.20	$0.20
4th Quarter	$16.94	$9.30	$22.00	$16.05	$0.20	$0.20

The Company’s future dividend policy is subject to the discretion of the Board of Directors (“The Board”) and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. The Company’s ability to pay cash dividends will depend entirely upon the Bank’s ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2008, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $7.66 million.

In September 1998, the Company announced a stock repurchase program for its common stock. Initially, the program authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Annually, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On January 18, 2008, the Board authorized the Company to repurchase up to 212,241 shares (6% of the shares of common stock outstanding on January 1, 2008) beginning January 1, 2008 and continuing until the next Board reset. 9,301 shares of common stock were repurchased during 2008. On January 15, 2009, the Board authorized the Company to repurchase up to 106,929 shares (3% of the shares of common stock outstanding on January 1, 2009) beginning January 1, 2009.

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

SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

EARNINGS STATEMENT DATA:
Interest income	$28,573	$30,944	$30,152	$25,414	$21,978
Interest expense	9,388	12,268	10,902	6,338	4,411

Net interest income	19,185	18,676	19,250	19,076	17,567
Provision for loan losses	3,227	717	360	473	540

Net interest income after provision for loan losses	15,958	17,959	18,890	18,603	17,027
Noninterest income	6,236	6,063	5,908	5,268	5,086
Securities gains (losses)	(335)	—	(83)	—	(47)
Noninterest expense	16,840	16,982	16,648	15,653	14,848

Income before income taxes	5,019	7,040	8,067	8,218	7,218
Income taxes	1,366	2,087	2,463	2,517	2,240

Net income	$3,653	$4,953	$5,604	$5,701	$4,978

PER SHARE DATA:
Net income per share, basic	$1.04	$1.41	$1.61	$1.66	$1.49
Net income per share, diluted	$1.03	$1.39	$1.56	$1.60	$1.41
Cash dividends	$0.80	$0.79	$0.745	$0.645	$0.56
Average basic shares outstanding	3,525,821	3,504,761	3,472,217	3,434,093	3,329,367
Average diluted shares outstanding	3,557,677	3,563,343	3,582,241	3,562,564	3,509,032
Book value at period end	$11.64	$11.82	$11.08	$10.32	$9.40
BALANCE SHEET DATA:
Total Assets	$514,515	$489,896	$521,854	$481,245	$429,199
Loans, net	434,678	409,107	416,061	381,049	337,792
Investment securities , at fair value	37,839	37,377	40,353	48,391	58,595
Deposits	400,294	404,559	416,071	391,657	374,656
Shareholders’ equity	41,488	41,828	38,534	35,579	31,891
PERFORMANCE RATIOS:
Net interest margin(1)	4.19%	4.14%	4.28%	4.67%	4.68%
Return on average assets	0.73%	1.01%	1.14%	1.27%	1.21%
Return on average equity	8.65%	12.16%	14.86%	16.94%	16.82%
Dividend payout	78.13%	56.46%	46.21%	38.95%	37.60%
Efficiency ratio(2)	65.40%	67.96%	66.23%	63.77%	64.90%

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans, net	1.09%	1.02%	1.07%	1.11%	1.19%
Non-performing loans to allowance for loan losses	89.43%	50.85%	39.11%	4.60%	4.51%
Non-performing assets to period end loans and other repossessed assets owned	0.97%	0.51%	0.42%	0.05%	0.05%
Net charge-offs to average loans	0.62%	0.24%	0.03%	0.08%	0.02%
CAPITAL RATIOS:
Leverage	9.37%	9.49%	9.54%	8.66%	8.30%
Risk Based Capital Ratios:
Tier 1 capital	11.38%	11.90%	11.80%	10.83%	10.87%
Total capital	12.52%	12.98%	12.90%	11.97%	12.10%

(1)	Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company’s net yield on its earning assets.

(2)	Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and non-interest income. Gains and losses on the sale or impairment of securities and the gain on cancellation of property rights are excluded from non-interest income in the calculation of this ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Net income of $3.65 million in 2008 was a 26.2% decrease from 2007 net income of $4.95 million. The Company and the Bank’s primary operating businesses are in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. Loans, net of reserve, increased 6.3% in 2008 compared with a decline of 1.7% in 2007 and growth of 9.2%, 12.8%, and 14.4% of net loans in 2006, 2005, and 2004, respectively.

Deposits decreased 1.1% in 2008 compared with a decrease of 2.8% in 2007, an increase of 6.2% in 2006, and an increase of 4.5% from year-end 2004 to year-end 2005. The market value of assets under WMS management decreased 18.1% from 2007 to 2008, but increased 1.9% and 17.8%, respectively, from 2006 to 2007 and from 2005 to 2006. The changes in assets under WMS management reflect, in large part, the changes in the overall U.S. and international bond and stock markets.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2009 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The specific nature of the Bank’s variability in net interest income due to changes in interest rates, also known as interest rate risk, is to a large degree the result of the Bank’s deposit base structure. During 2008, demand deposits, NOW, and savings deposits averaged 17%, 21%, and 8% of total average deposits, respectively, while the more interest-rate sensitive Premium money market accounts, money market accounts, and certificates of deposit averaged 17%, 6% and 31% of total average deposits, respectively.

The Bank’s non-performing assets totaled $4.28 million or 0.97% of total loans and other real estate owned at December 31, 2008, as compared with $2.13 million or 0.51% of total loans at December 31, 2007. The provision for loan losses was $3.2 million for 2008 compared with $717,000 for 2007. Loan chargeoffs, net of recoveries, totaled $2.6 million or 0.62% of total average loans for 2008, compared with $1.00 million or 0.24% of total average loans for 2007.

Management seeks to continue the expansion of its branch network. The Bank has leased properties in Bristow, Virginia and Haymarket, Virginia, where it plans to build its ninth and tenth full-service branch offices, respectively, both scheduled to open during 2009 and 2010, respectively. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its marketplace.

The following table presents a quarterly summary of earnings for the last two years.

EARNINGS

	Three Months Ended 2008				Three Months Ended 2007
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
	(In thousands, except per share data)

Interest income	$7,035	$7,201	$7,061	$7,274	$7,730	$7,706	$7,746	$7,762
Interest expense	2,258	2,351	2,194	2,584	2,940	3,097	3,044	3,187

Net Interest Income	4,777	4,850	4,867	4,690	4,790	4,609	4,702	4,575
Provision for loan losses	1,506	431	834	456	357	120	120	120

Net interest income after provision for loan losses	3,271	4,419	4,033	4,234	4,433	4,489	4,582	4,455
Other income	1,431	1,251	1,651	1,569	1,589	1,538	1,513	1,423
Other expense	3,793	4,256	4,395	4,396	4,245	4,283	4,265	4,189

Income before income taxes	909	1,414	1,289	1,407	1,777	1,744	1,830	1,689
Income tax expense	142	479	347	398	487	534	550	516

Net income	$767	$935	$942	$1,009	$1,290	$1,210	$1,280	$1,173

Net income per share, basic	$0.22	$0.26	$0.27	$0.29	$0.37	$0.34	$0.36	$0.33
Net income per share, diluted	$0.22	$0.26	$0.26	$0.28	$0.36	$0.34	$0.36	$0.33

2008 COMPARED WITH 2007

Net income of $3.65 million in 2008 was a 26.3% decrease from 2007 net income of $4.95 million. Earnings per share on a fully diluted basis were $1.03 in 2008 compared to $1.39 in 2007. Profitability as measured by return on average equity decreased from 12.16% in 2007 to 8.65% in 2008. Profitability as measured by return on average assets decreased from 1.01% in 2007 to 0.73% in 2008. The year to year decline in net income was primarily due to the $2.51 million increase in the provision for loan losses from 2007 to 2008.

2007 COMPARED WITH 2006

Net income of $4.95 million in 2007 was a 11.6% decrease from 2006 net income of $5.60 million. Earnings per share on a fully diluted basis were $1.39 in 2007 compared to $1.56 in 2006. Profitability as measured by return on average equity decreased from 14.86% in 2006 to 12.16% in 2007. Profitability as measured by return on average assets decreased from 1.14% in 2006 to 1.01% in 2007.

NET INTEREST INCOME AND EXPENSE

2008 COMPARED WITH 2007

Net interest income increased $509,000 or 2.7% to $19.19 million for the year ended December 31, 2008 from $18.68 million for the year ended December 31, 2007. The increase in net interest income was due to the Company’s net interest margin increasing from 4.14% in 2007 to 4.19% in 2008, and the impact of total average earning assets increasing from $457.5 million in 2007 to $465.4 million in 2008. The percentage of average earning assets to total assets decreased in 2008 to 92.9% from 93.1% in 2007.

Total interest income decreased $2.37 million or 7.7% to $28.57 million in 2008 from $30.94 million in 2007. This decrease was due to the 61 basis point decrease in the average yield on assets, partially offset by the increase in total average earning assets of $7.9 million or 1.7%, from 2007 to 2008. The yield on earning assets declined from 6.82% in 2007 to 6.21% in 2008 due to the decline in market interest rates in the economy at large.

Average loan balances increased 2.2% from $415.5 million in 2007 to $424.7 million in 2008. The tax-equivalent average yield on loans decreased to 6.33% in 2008 compared with 7.01% in 2007. Together, this resulted in a $2.24 million decrease in interest and fee income from loans for 2008 compared with 2007.

Average investment security balances decreased $1.9 million from $39.3 million in 2007 to $37.4 million in 2008. The tax-equivalent average yield on investments increased from 5.00% in 2007 to 5.20% in 2008. Together, there was a decrease in interest and dividend income on security investments of $77,000 or 4.0%, from $1.90 million in 2007 to $1.83 million in 2008. On a tax-equivalent basis, the year-to-year decrease in interest and dividend income on security investments was $16,000. Interest income on federal funds sold decreased $59,000 from 2007 to 2008 as average balances and yield declined $572,000 and 235 basis points, respectively, from 2007 to 2008.

Total interest expense decreased $2.88 million or 23.5% from $12.27 million in 2007 to $9.39 million in 2008 primarily due to the decline in market interest rates in the economy. Interest paid on deposits decreased $2.55 million or 25.9% from $9.85 million in 2007 to $7.30 million in 2008. Average premium money market account balances decreased $3.0 million from 2007 to 2008 while their average rate decreased from 3.99% to 2.23% over the same period resulting in $1.32 million less interest expense in 2008. Average time deposit balances decreased $1.4 million from 2007 to 2008 while the average rate on time deposits decreased from 4.44% to 3.67% resulting in $1.02 million less interest expense in 2008. Average NOW deposit balances increased $11.9 million from 2007 to 2008 while the average rate on NOW accounts decreased from 1.28% to 0.95% resulting in $124,000 less interest expense in 2008.

Interest expense on federal funds purchased decreased $125,000 from 2007 to 2008 due to the decline in the average rate paid from 5.42% in 2007 to 2.18% in 2008. Interest expense on FHLB of Atlanta advances decreased $33,000 from 2007 to 2008 due to the decline in the average rate paid from 5.28% in 2007 to 3.66% in 2008, partially offset by the $14.3 million increase in average FHLB advances. The average rate on total interest-bearing liabilities decreased from 3.30% in 2007 to 2.42% in 2008.

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

Average loan balances increased from $409.6 million in 2006 to $415.5 million in 2007. The average yield on loans increased to 7.01% in 2007 compared with 6.90% in 2006. Together, this resulted in an $877,000 increase in interest and fee income from loans for 2007 compared with 2006.

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

Interest expense on federal funds purchased decreased $209,000 from 2006 to 2007 due to the $3.9 million decrease in average federal funds purchased. Interest expense on FHLB of Atlanta advances decreased $333,000 from 2006 to 2007 due to the $7.3 million decrease in average FHLB advances. The average rate on total interest-bearing liabilities increased from 2.99% in 2006 to 3.30% in 2007.

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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES

							12 Months Ended
	12 Months Ended December 31, 2008			12 Months Ended December 31, 2007			December 31, 2006
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
	(Dollars in thousands)

ASSETS:
Loans
Taxable	$414,000	$26,275	6.35%	$406,545	$28,551	7.02%	$400,218	$27,647	6.91%
Tax-exempt(1)	8,304	610	7.35%	7,613	554	7.28%	8,069	595	7.37%
Nonaccrual(2)	2,405	—		1,329	—		1,283	—

Total Loans	424,709	26,885	6.33%	415,487	29,105	7.01%	409,570	28,242	6.90%

Securities
Taxable	32,077	1,591	4.96%	36,679	1,781	4.86%	42,615	1,941	4.55%
Tax-exempt(1)	5,362	356	6.64%	2,619	182	6.95%	1,015	80	7.85%

Total securities	37,439	1,947	5.20%	39,298	1,963	5.00%	43,630	2,021	4.63%

Deposits in banks	2,030	36	1.77%	921	34	3.64%	501	26	5.25%
Federal funds sold	1,227	33	2.69%	1,800	92	5.04%	1,832	92	5.03%

Total earning assets	465,405	28,901	6.21%	457,506	31,194	6.82%	455,533	30,381	6.67%

Less: Reserve for loan losses	(4,359)			(4,451)			(4,426)
Cash and due from banks	14,115			15,037			16,457
Bank premises and equipment, net	8,226			7,399			7,996
Other assets	17,722			16,057			15,217

Total Assets	$501,109			$491,548			$490,777

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$67,541			$75,446			$84,988
Interest-bearing deposits
NOW accounts	84,294	799	0.95%	72,403	923	1.28%	67,190	395	0.59%
Money market accounts	21,764	306	1.41%	26,516	391	1.47%	36,159	504	1.39%
Premium money market accounts	68,420	1,524	2.23%	71,385	2,850	3.99%	50,134	1,994	3.98%
Savings accounts	31,482	148	0.47%	32,499	137	0.42%	36,972	131	0.35%
Time deposits	123,424	4,524	3.67%	124,850	5,547	4.44%	119,650	4,854	4.06%

Total interest-bearing deposits	329,384	7,301	2.22%	327,653	9,848	3.01%	310,105	7,878	2.54%

Federal funds purchased	5,411	118	2.18%	4,484	243	5.42%	8,427	452	5.37%
Federal Home Loan Bank advances	48,398	1,769	3.66%	34,107	1,802	5.28%	41,373	2,136	5.16%
Capital securities of subsidiary trust	4,124	200	4.85%	5,118	375	7.32%	5,276	436	8.26%

Total interest-bearing liabilities	387,317	9,388	2.42%	371,362	12,268	3.30%	365,181	10,902	2.99%

Other liabilities	4,038			4,011			2,909
Shareholders’ equity	42,213			40,729			37,699

Total Liabilities & Shareholders’ Equity	$501,109			$491,548			$490,777

Net interest spread		$19,513	3.79%		$18,926	3.52%		$19,479	3.68%

Interest expense as a percent of average earning assets			2.02%			2.68%			2.39%
Net interest margin			4.19%			4.14%			4.28%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

RATE/VOLUME VARIANCE

	2008 Compared to 2007			2007 Compared to 2006
		Due to	Due to		Due to	Due to
	Change	Volume	Rate	Change	Volume	Rate
	(In thousands)

INTEREST INCOME			—			—
Loans; taxable	$(2,276)	$47	$(2,323)	$903	$261	$642
Loans; tax-exempt(1)	56	50	6	(40)	(34)	(6)
Securities; taxable	(190)	(194)	4	(158)	(255)	97
Securities; tax-exempt(1)	174	191	(17)	102	126	(24)
Deposits in banks	2	40	(38)	7	22	(15)
Federal funds sold	(59)	(32)	(27)	(1)	(1)	—

Total Interest Income	(2,293)	102	(2,395)	813	119	694

INTEREST EXPENSE
NOW accounts	(124)	151	(275)	528	31	497
Money market accounts	(85)	(70)	(15)	(113)	(134)	21
Premium money market accounts	(1,326)	(55)	(1,271)	856	845	11
Savings accounts	11	(4)	15	5	(16)	21
Time deposits	(1,023)	(12)	(1,011)	693	211	482
Federal funds purchased and securities sold under agreements to repurchase	(125)	50	(175)	(209)	(212)	3
Federal Home Loan Bank advances	(33)	756	(789)	(333)	(375)	42
Capital securities of subsidiary trust	(175)	(73)	(102)	(61)	(13)	(48)

Total Interest Expense	(2,880)	743	(3,623)	1,366	337	1,029

Net Interest Income	$587	$(641)	$1,228	$(553)	$(218)	$(335)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY

The provision for loan losses was $3.23 million for 2008, $717,000 for 2007, and $360,000 for 2006. The amount of the provision for loan loss for 2008, 2007, and 2006 was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The increase in the provision for loan losses during 2008 was largely in response to the increase in non-performing assets and net loan chargeoffs in 2008, as well as the impact of a slowing economy, declining real estate values, and continued growth in new loan originations during 2008 and 2007. The increase in the provision for loan losses from 2006 to 2007 was largely in response to the increase in net loan chargeoffs. Loan chargeoffs, net of recoveries, totaled $2.6 million for 2008, $1.0 million for 2007, and $127,000 for 2006.

LOAN PORTFOLIO

At December 31, 2008, 2007, and 2006, net loans accounted for 84.5%, 83.5%, and 79.7% of total assets, respectively, and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

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

Non-performing assets totaled $4.3 million or 0.97% of total loans and other real estate owned at December 31, 2008, as compared with $2.1 million or 0.51% of total loans at December 31, 2007 and $1.75 million, or 0.42% of total loans at December 31, 2006. Non-performing assets as a percentage of the allowance for loan losses were 89.4%, 50.8% and 39.1% at December 31, 2008, 2007 and 2006, respectively. The number of non-performing loan relationships increased from seventeen at December 31, 2006 to thirty-two at December 31, 2007, but decreased to nineteen at December 31, 2008. The reduction in the number of non-performing loan relationships from the end of 2007 to the end of 2008 was primarily due to the reduction in non-performing consumer loans, primarily auto loans, over that same time period. The Bank’s other real estate owned consists of two properties with a total value, net of cost to sell, of $3,034,000 at December 31, 2008 compared with none at December 31, 2007 and 2006. The first property has a net value of approximately $2 million and consists of 47 acres of undeveloped land in Opal, Virginia. The second property has a net value of approximately $1 million and consists of a 5,500 square foot office condominium located in Warrenton, Virginia.

Loans that were 90 days past due and accruing interest totaled $102,000, $770,000, and $1,000 at December 31, 2008, 2007, and 2006, respectively. No loss is anticipated on any loan 90 days past due and accruing interest. Of the loans 90 days past due and accruing at December 31, 2008, both were subsequently brought current as of January 31, 2009. Additionally, there were four loan relationships totaling $225,000 that were accruing interest at December 31, 2008, but which were considered impaired and were allocated specific loan loss reserves. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.

At December 31, 2008, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.

At December 31, 2008, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentrations at December 31, 2008 were approximately 5.4% of loans to the hospitality industry (hotels, motels, inns, etc.). For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of this report entitled “We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.”

Based on recently enacted regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of December 31, 2008, construction and land loans are $39.2 million or 75.3% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $103.5 million or 198.8% of the concentration level.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2008, 2007, 2006, 2005, and 2004.

LOAN PORTFOLIO

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Loans secured by real estate:
Construction	$38,037	$37,204	$33,662	$27,302	$29,270
Secured by farmland	1,293	1,365	1,365	535	965
1-4 family residential	175,791	170,983	168,310	153,997	136,165
Commercial real estate	160,443	132,918	134,955	120,416	100,757
Commercial and industrial loans (except those secured by real estate)	39,985	38,203	41,508	35,497	24,036
Consumer loans to individuals (except those secured by real estate)	15,695	24,133	31,952	38,677	41,088
All other loans	8,934	8,824	9,273	9,386	9,941

Total loans	$440,178	$413,630	$421,025	$385,810	$342,222

Of the $160.4 million of commercial real estate outstanding at December 31, 2008, $96.2 million are owner-occupied properties.

The following table sets forth certain information with respect to the Bank’s non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:

NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Non-accrual loans	$1,208	$1,906	$1,608	$13	$62
Restructured loans	—	—	—	—	—
Other real estate owned	3,034	—	—	—	—
Other repossessed assets owned	33	222	140	182	121

Total non-performing assets	$4,275	$2,128	$1,748	$195	$183

Loans past due 90 days accruing interest	$102	$770	$1	$679	$162

Allowance for loan losses to total loans and other real estate period end	1.08%	1.02%	1.07%	1.11%	1.19%
Non-performing assets to period end loans and other repossessed assets owned	0.97%	0.51%	0.42%	0.05%	0.05%

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

At December 31, 2008, 2007, 2006, 2005, and 2004, the allowance for loan losses was $4,780,000, $4,185,000, $4,471,000, $4,238,000, and $4,060,000, respectively. As a percentage of total loans and other real estate owned, the allowance for loan losses increased from 1.02% at December 31, 2007 to 1.08% at December 31, 2008 as the percentage of non-performing assets to total loans and other repossessed assets increased from 0.51% to 0.97% over the same time period.

The following table summarizes the Bank’s loan loss experience for each of the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance for loan losses, January 1,	$4,185	$4,471	$4,238	$4,060	$3,575

Loans charged-off:
Commercial and industrial	750	762	56	18	102
Construction	617	—	—	—	—
Secured by farmland	—	—	—	—	—
1-4 family residential real estate	807	—	—	—	11
Commercial real estate	—	—	—	—	—
Consumer	530	301	200	330	243

Total loans charged-off	2,704	1,063	256	348	356

Recoveries:
Commercial and industrial	12	—	60	10	142
Construction	—	—	—	—	—
Secured by farmland	—	—	—	—	—
1-4 family residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	128
Consumer	60	60	69	43	31

Total loans recoveries	72	60	129	53	301

Net Charge-Offs	2,632	1,003	127	295	55
Provision for loan losses	3,227	717	360	473	540

Allowance for loan losses, December 31,	$4,780	$4,185	$4,471	$4,238	$4,060

Ratio of net charge-offs to average loans	0.62%	0.24%	0.03%	0.08%	0.02%

The following table allocates the allowance for loan losses at December 31, 2008, 2007, 2006, 2005, and 2004 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2008		2007		2006
	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans	Losses	Loans
	(Dollars in thousands)

Commercial & industrial	$1,323	9.10%	$1,334	9.24%	$1,367	9.86%
Real Estate:
Construction	231	8.66%	317	8.99%	403	8.00%
Secured by farmland	10	0.29%	10	0.33%	17	0.32%
1-4 Family residential	1,326	40.00%	603	41.34%	475	39.98%
Commercial real estate	1,621	36.51%	1,560	32.13%	1,741	32.05%
Consumer	259	3.41%	356	5.83%	463	7.59%
All other loans	10	2.03%	6	2.13%	5	2.20%

	$4,780	100.00%	$4,185	100.00%	$4,471	100.00%

	2005		2004
	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans

Commercial & industrial	$1,234	9.20%	$1,102	7.02%
Real Estate:
Construction	318	7.08%	466	8.55%
Secured by farmland	—	0.14%	—	0.28%
1-4 Family residential	479	39.92%	607	39.79%
Commercial real estate	1,548	31.21%	1,136	29.44%
Consumer	659	10.02%	681	12.01%
All other loans	—	2.43%	68	2.90%

	$4,238	100.00%	$4,060	100.00%

NON-INTEREST INCOME

2008 COMPARED WITH 2007

Total non-interest income decreased by $162,000 from $6.06 million in 2007 to $5.90 million in 2008. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. Also included in non-interest income were an impairment loss of $423,000 on the Freddie Mac preferred stock, as well as gains of $122,000 from the Bank’s activities in the partial ownership in finance-related limited liability corporations, and a gain of $88,000 on the sale of investment securities.

Wealth Management income decreased $126,000 or 8.9% from 2007 to 2008, primarily as the result of the decrease in the market value of the assets under management. Service charges on deposit accounts decreased $4,000 or 0.1% to $2.94 million for 2008, compared with $2.94 million for 2007. Other service charges, commissions and fees increased $277,000 or 16.2% from $1.71 million in 2007 to $1.98 million in 2008 primarily due to gains of $122,000 from the Bank’s activities in the partial ownership in finance-related limited liability corporations. During

2008, the Bank recognized the net gain of $122,000 in the value of their partial ownership in four different entities, primarily a $217,000 gain due to the Bank’s ownership interest in Infinex, a full service broker/dealer. On April 30, 2008, Infinex merged with Bankers Investments Group, LLC. As part of the merger, equity was infused by new participants, which in turn, recapitalized the Bank’s existing ownership position. Also included in other service charges, commissions, and income is BOLI income, which was $410,000 in 2008 compared with $393,000 in 2007. Total BOLI was $10.4 million at December 31, 2008.

The Bank had an impairment loss of $423,000 on the Freddie Mac preferred stock during 2008. In addition, the Bank realized gains from sales of three securities available for sale of $88,000. The proceeds from the sale of the three securities, including the realized gain, amounted to $9.1 million. Two of the securities, totaling approximately $7.0 million, had a remaining maturity of less than seven months, while the third security, totaling $2.0 million, had a remaining maturity of 18 months. The proceeds of the sale were redeployed into securities with an average assumed life of approximately five years.

Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace. Wealth management fees are projected to continue to grow at a pace closer to the 5% growth seen in 2006, rather than the 1% growth seen in 2007 and the decline in 2008. This assumes that the market value of the U.S. and international stock markets increases. Fees from deposits are projected to grow at a rate similar to 2007 and reflect the projected growth for retail core deposits.

2007 COMPARED WITH 2006

Total non-interest income increased by $237,000 from $5.83 million in 2006 to $6.06 million in 2007. Wealth Management income increased $68,000 or 5.1% from 2006 to 2007, primarily as the result of increased assets under management. Service charges on deposit accounts increased $162,000 or 5.8% to $2.94 million for 2007, compared with $2.78 million for 2006 due to the increase in the number of transaction accounts generating fee income. Other service charges, commissions and fees increased $174,000 or 11.4% from $1.53 million in 2006 to $1.71 million in 2007 primarily due to increased income from VISA check card fees. The increase in VISA check fees is primarily due to the increase in the Bank’s retail deposit customer base. Included in other service charges, commissions, and income is BOLI income, which was $393,000 in 2007 compared with $372,000 in 2006. Total BOLI was $10.0 million at December 31, 2007.

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

NON-INTEREST EXPENSE

2008 COMPARED WITH 2007

Total non-interest expense decreased $141,000 or 0.8% in 2008 compared with 2007. The primary component of this was a decrease in salaries and employees’ benefits of $1.02 million, or 11.0%. The decrease in salary and benefit expense was primarily due to the elimination of all cash-based incentive compensation for 2008, as compared with $596,000 paid in incentive compensation in 2007, as well as a $780,000 decrease in defined benefit pension plan expense from 2007 to 2008 due to the termination of the defined benefit pension plan effective January 1, 2010. Full-time equivalent personnel totaled 148 at year-end 2008 compared with 149 at year-end 2007.

On December 20, 2007, the Board approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010, replace the defined benefit pension plan with an enhanced 401(k) plan. Defined benefit pension plan expenses are projected to be approximately $286,000 during 2009 and 401(k) expenses are projected to increase approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.

The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest non-interest expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. During 2009, the Company projects the increase of approximately 14 full-time equivalent people. These new positions are planned to staff the new branches opening in Bristow and Haymarket. Additionally, if the profitability of the Company reaches specific goals approved by the Board during 2009, incentive compensation expenses may increase by approximately $400,000 to $750,000 dependent upon the level of Company profitability.

Net occupancy expense increased $238,000 or 22.8%, and furniture and equipment expense decreased $2,000 or 0.2%, from 2007 to 2008. The increase in occupancy expenses primarily reflects the sale and temporary rental of the View Tree branch office during 2008.

Marketing expense increased $71,000 or 13.0% from 2007 to 2008 primarily due to an increase in direct mail marketing for commercial transaction account deposits.

Consulting expense, which includes legal and accounting professional fees, increased $180,000 or 19.6% in 2008 compared with 2007 primarily reflecting legal and other costs associated with loan work-outs.

Data processing expense increased $36,000 or 2.8% in 2008 compared with 2007. The Bank outsources much of its data processing to a third-party vendor. The increase in expense primarily reflects increased deposit transactions and other data processing system usage by the Bank. The Bank will be converting its data processing to a different third-party vendor in mid-2009. The impact of the conversion on future data processing expenses is projected to be a minimal reduction in direct expense, but is projected to increase productivity and reduce the growth rate in new personnel.

Other operating expenses increased $353,000 or 12.9% in 2008 compared with 2007. The increase in other operating expense was primarily due to the increase in the rate of FDIC insurance on deposits, which increased from $47,000 in 2007 to $291,000 in 2008. FDIC insurance expense is projected to increase by an approximate 100% to $580,000 for 2009. The FDIC is required by law to establish a Restoration Plan any time the Deposit Insurance Fund (“DIF”) reserve ratio falls below 1.15%. The projected increase in FDIC deposit insurance assessment is due to recent failures of FDIC-insured institutions which lowered the reserve ratio of the DIF from 1.19% as of March 30, 2008 to 0.76% as of September 30, 2008. The agency also indicated that it expects a higher rate of failures over the next several years.

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

INCOME TAXES

Income tax expense decreased by $721,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. Income tax expense decreased by $377,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006. The effective tax rates were 27.2% for 2008, 29.6% for 2007, and 30.5% for 2006. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2008 AND DECEMBER 31, 2007

Total assets were $514.5 million at December 31, 2008, an increase of 5.0% or $24.6 million from $489.9 million at December 31, 2007. Balance sheet categories reflecting significant changes included cash and due from banks, federal funds sold, total loans, deposits, and FHLB advances. Each of these categories, as well as investment securities and company-obligated mandatorily redeemable capital securities of subsidiary trust, is discussed below.

CASH AND DUE FROM BANKS and INTEREST-BEARING DEPOSITS IN OTHER BANKS.  Non-interest-bearing cash and due from banks was $7.7 million at December 31, 2008, reflecting a decrease of $9.0 million from December 31, 2007. Interest-bearing deposits in banks increased from $823,000 at December 31, 2007 to $3.3 million at December 31, 2008. The decrease in non-interest-bearing cash and due from banks, and the increase in interest-bearing deposits in other banks were primarily due to a change in Federal Reserve Bank policy regarding the payment of interest on some deposits at the Fed beginning in the fourth quarter of 2008.

INVESTMENT SECURITIES.  Total investment securities were $37.8 million at December 31, 2008, reflecting an increase of $0.4 million from $37.4 million at December 31, 2007. At December 31, 2008 and 2007, all investment securities were available for sale. The valuation allowance for the available for sale portfolio had an unrealized loss, net of tax benefit, of $1.61 million at December 31, 2008 compared with an unrealized loss, net of tax benefit, of $333,000 at December 31, 2007. See Note 3 “Securities” of the Notes to Consolidated Financial Statements for further discussion on the market value loss on the Bank’s investment securities.

At December 31, 2008, 2007 and 2006, the carrying values of the major classifications of securities were as follows:

INVESTMENT PORTFOLIO

	Available for Sale(1)
	2008	2007	2006
	(In thousands)

Obligations of U.S. Government corporations and agencies	$25,772	$22,948	$28,932
Obligations of states and political subdivisions	5,458	5,372	1,012
Corporate Bonds	3,138	5,651	5,985
Mutual funds	298	286	270
Restricted investment — Federal Home Loan Bank stock	2,906	2,514	3,437
FHLMC preferred stock	6	344	455
Other securities	261	262	262

Total	$37,839	$37,377	$40,353

(1)	Amounts for available-for-sale securities are based on fair value.

ESTIMATED MATURITY OR NEXT RATE ADJUSTMENT DATE

The following is a schedule of estimated maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2008:

ESTIMATED MATURITY DISTRIBUTION AND YIELDS OF SECURITIES

	Due in One Year or Less		Due After 1 through 5 Years		Due After 5 through 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Securities available for sale:
Obligations of U.S. Government corporations and agencies	$1,549	3.49%	$10,783	4.91%	$5,413	4.47%
Corporate bonds	3,138	6.19%	—	—	—	—
Other taxable securities	—	—	—	—	—	—

Total taxable	4,687	5.30%	10,783	4.91%	5,413	4.47%

Obligations of states and political
subdivisions, tax-exempt	—	—	—		991	5.28%

Total securities:	$4,687	5.30%	$10,783	4.91%	$6,404	4.60%

	Due after 10 Years and Equity Securities		Total
	Amount	Yield	Amount	Yield

Securities available for sale:
Obligations of U.S. Government corporations and agencies	$8,027	5.03%	$25,772	4.77%
Corporate bonds	—		3,138	6.19%
Other taxable securities	3,471	0.54%	3,471	0.54%

Total taxable	11,498	3.51%	32,381	4.40%

Obligations of states and political subdivisions, tax-exempt	4,467	4.08%	5,458	4.30%

Total securities:	$15,965	3.67%	$37,839	4.38%

Excluding obligations of U.S. Government corporations and agencies, no Bank security investment exceeded 10% of shareholders’ equity.

LOANS.  Total net loan balance after allowance for loan losses was $434.7 million at December 31, 2008, which represents an increase of $25.6 million or 6.3% from $409.1 million at December 31, 2007. The majority of the increase in loans was in commercial real estate loans, which increased $27.5 million from year-end 2007 to year-end 2008, and 1-to-4 family residential loans, which increased $4.8 million over the same time period, partially offset by an $8.4 million decrease in consumer loans. The Bank’s loans are made primarily to customers located within the Bank’s primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2008:

MATURITY SCHEDULE OF SELECTED LOANS

		1 Year
	Within	Within	After
	1 Year	5 Years	5 Years	Total
	(In thousands)

Commercial real estate loans	$7,598	$21,232	$131,613	$160,443
Commercial and industrial loans	26,965	7,159	5,861	39,985
Construction loans	22,431	13,423	2,183	38,037

	$56,994	$41,814	$139,657	$238,465

For maturities over one year:
Floating and adjustable rate loans		$14,376	$51,042	$65,418
Fixed rate loans		27,438	88,615	116,053

		$41,814	$139,657	$181,471

DEPOSITS.  For the year ended December 31, 2008, total deposits decreased by $4.3 million or 1.1% when compared with total deposits one year earlier. Non-interest-bearing deposits decreased by $7.0 million and interest-bearing deposits increased by $2.7 million. The decline in the Bank’s non-interest-bearing deposits during 2008 was the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in business cash management practices by Bank customers, the decline of escrow balances on residential real estate loans, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. Included in interest-bearing deposits at December 31, 2008 were $37.4 million of brokered deposits, or 9.3% of total deposits. This compares with $9.3 million of brokered deposits at December 31, 2007, or 2.3% of total deposits. Of the $37.4 million in brokered deposits at December 31, 2008, all $37.4 million were deposits of Bank customers, exchanged through the CD Account Registry Services’ (“CDARS”) network. With the CDARS program, funds are placed into certificate of deposits issued by other banks in the network, in increments usually less than $100,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community. The Bank projects to increase its transaction account and other deposits in 2009 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

DEPOSITS AND RATES PAID

	Year Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Non-interest-bearing	$67,541		$75,446		$84,988
Interest-bearing:
NOW accounts	84,294	0.95%	72,403	1.28%	67,190	0.59%
Money market accounts	21,764	1.41%	26,516	1.47%	36,159	1.39%
Premium money market accounts	68,420	2.23%	71,385	3.99%	50,134	3.98%
Regular savings accounts	31,482	0.47%	32,499	0.42%	36,972	0.35%
Time deposits:	123,424	3.67%	124,850	4.44%	119,650	4.06%

Total interest-bearing	329,384		327,653	3.01%	310,105	2.54%

Total deposits	$396,925		$403,099		$395,093

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2008:

MATURITIES OF CERTIFICATES OF DEPOSIT
AND OTHER TIME DEPOSITS OF $100,000 AND MORE

	Within	Three to	Six to	One to	Over
	Three	Six	Twelve	Four	Four
	Months	Months	Months	Years	Years	Total
(In thousands)

At December 31, 2008	$12,990	$13,019	$18,616	$8,387	$104	$53,117

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

BORROWINGS.  Amounts and weighted average rates for long and short term borrowings as of December 31, 2008, 2007 and 2006 are as follows:

BORROWED FUNDS

	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

FHLB Advances	$45,000	3.35%	$35,000	4.94%	$55,000	5.33%
Federal funds purchased	$18,275	1.05%	—	—

CAPITAL RESOURCES AND LIQUIDITY

Shareholders’ equity totaled $41.5 million at December 31, 2008 compared with $41.8 million at December 31, 2007. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, through which it repurchased 1,900 shares at a cost of $43,000 in 2006, 37,770 shares at a cost of $723,000 in 2007, and 9,301 shares at a cost of $155,000 in 2008.

Accumulated other comprehensive income/(loss) decreased to an unrealized loss net of tax benefit of $2.22 million at December 31, 2008, compared with $773,000 at December 31, 2007 and an unrealized loss net of tax benefit of $1.22 million at December 31, 2006. The change in the accumulated other comprehensive loss between 2008 and 2007 was primarily attributable to the increase in the market value loss on the Bank’s investment in the subordinated “mezzanine” tranche of pooled trust preferred securities. See Note 3 “Securities” of the Notes to Consolidated Financial Statements for further discussion on the market value loss on the Bank’s investment in pooled trust preferred securities. The change in the accumulated other comprehensive loss between 2007 and 2006 was attributable to the decrease of the SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans,” (“SFAS No. 158”) impact regarding the Bank’s defined benefit retirement and post-retirement plans. During 2007, the impact of the SFAS No. 158 was a loss of $408,000 net of tax benefit compared with a loss of $848,000 net of tax benefit during 2006.

As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, in 2002 and 2007, the Company established subsidiary trusts that issued $4.0 million and $4.0 million of capital securities, respectively, as part of two separate pooled trust preferred security offerings with other financial institutions. During 2007, the Company repaid the $4.0 million issued in 2002. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Government Supervision and Regulation,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2008, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $11.0 million at December 31, 2008 compared with $19.6 million at December 31, 2007. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $8.4 million was unpledged and readily salable at December 31, 2008. Futhermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $115.2 million at December 31, 2008 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks, including the Federal Reserve, totaling approximately $88.2 million. At December 31, 2008, $45.0 million of the FHLB of Atlanta line of credit and $18.3 million of federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2008 and 2007. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES

	December 31, 2008			December 31, 2007
	Total	In Use	Available	Total	In Use	Available
	(Dollars in thousands)

Sources:
Federal funds borrowing lines of credit	$88,195	$18,275	$69,920	$52,036	$—	$52,036
Federal Home Loan Bank lines of credit	115,214	45,000	70,214	136,159	35,000	101,159
Federal funds sold			—			2,020
Securities, available for sale and unpledged at fair value			8,428			23,632

Total short-term funding sources			$148,562			$178,847

Uses:
Unfunded loan commitments and lending lines of credit			$74,023			$72,503
Letters of credit			5,366			6,749

Total potential short-term funding uses			$79,389			$79,252

Ratio of short-term funding sources to potential short-term funding uses			187.1%			225.7%

In addition to the outstanding commitments for use of liquidity displayed in the table above, the Bank will be utilizing approximately $5.8 million over the next twelve to eighteen months to build new branch offices in Haymarket and Bristow, as well as move and expand its ViewTree-Warrenton branch office.

CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of December 31, 2008, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At December 31, 2008 and 2007, the Company exceeded its regulatory capital ratios, as set forth in the following table:

REGULATORY CAPITAL RATIOS

	December 31,
	2008	2007
	(Dollars in thousands)

Tier 1 Capital:
Shareholders’ Equity	$41,488	$41,828
Plus: Unrealized loss on securities available for sale/FAS 158, net	2,217	773
Less: Unrealized loss on equity securities, net securities, net	(13)	(103)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	47,692	46,498
Tier 2 Capital:
Allowable Allowance for Loan Losses	4,780	4,185

Total Capital:	52,472	50,683

Risk Weighted Assets:	$419,265	$390,597

Leverage Ratio	9.37%	9.49%
Risk Based Capital Ratios:
Tier 1 to Risk Weighted Assets	11.38%	11.90%
Total Capital to Risk Weighted Assets	12.52%	12.98%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2008.

	Payments Due by Period
		Less than			More than 5
	Total	One Year	1-3 Years	3-5 Years	Years
	(In thousands)

Contractual Obligations:
Debt obligations	$49,124	$20,000	$10,000	$15,000	$4,124	*
Operating lease obligations	$19,202	1,673	3,692	3,549	10,288

Total	$68,326	$21,673	$13,692	$18,549	$14,412

*	Includes $4.1 million of capital securities with varying put provisions beginning September 21, 2011 with a mandatory redemption September 21, 2036.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s off-balance sheet arrangements consist of commitments to extend credit and letters of credit, which were $74.0 million and $5.4 million, respectively, at December 31, 2008, and $72.5 million and $6.7 million, respectively, at December 31, 2007. See Note 15 “Financial Instruments with Off-Balance-Sheet Risk” of the Notes to Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements. The impact on liquidity of these arrangements is illustrated in the LIQUIDITY SOURCES AND USES table above.

Revenues for standby letters of credit were $74,000 and $91,000 for 2008 and 2007, respectively. There were 57 and 67 separate standby letters of credit at December 31, 2008 and 2007, respectively. During 2008 and 2007, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions. The Bank monitors exposure to instantaneous changes in rates of up to 200 basis points up or down over a rolling 12-month period. The Bank’s policy limit for the maximum negative impact on net interest income and change in equity from instantaneous changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during 2008.

The following tables present the Bank’s anticipated market value changes in equity under various rate scenarios as of December 31, 2008 and 2007:

MARKET RISK

	Percentage	Market Value	Minus	Current	Plus	Market	Percentage
2008	Change	Change	200 pts	Fair Value	200 pts	Value Change	Change
	(Dollars in thousands)

Securities		Note:		$37,839	$37,569	$(270)	(0.71)%
Loans receivable		Due to the absolute level of		452,946	434,274	(18,672)	(4.12)%

Total rate sensitive assets		market interest rates		490,785	471,843	(18,942)	(3.86)%
Other assets		at December 31, 2008,		38,673	38,673	—	0.00%

Total assets		the calculation of a change		$529,458	$510,516	$(18,942)	(3.58)%

		in market value due to an
		instantaneous decrease of
Demand Deposits		200 basis points would		$64,533	$58,350	$(6,183)	(9.58)%
Rate-bearing deposits		not be meaningful.		326,075	317,210	(8,865)	(2.72)%
Borrowed funds				67,429	66,169	(1,260)	(1.87)%
Other liabilities				5,335	5,335	—	0.00%

Total liabilities				463,372	447,064	(16,308)	(3.52)%
Present Value Equity				66,086	63,452	(2,634)	(3.99)%

Total liabilities and equity				$529,458	$510,516	$(18,942)	(3.58)%

	Percentage	Market	Minus	Current	Plus	Market	Percentage
2007	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change
	(Dollars in thousands)

Federal funds sold	0.00%	$1	$2,021	$2,020	$2,018	$(2)	0.00%
Securities	2.63%	1,005	39,205	38,200	36,782	(1,418)	-3.71%
Loans receivable	1.44%	5,925	416,975	411,050	401,324	(9,726)	(2.37)%

Total rate sensitive assets	1.54%	6,931	458,201	451,270	440,124	(11,146)	-2.47%
Other assets	0.00%	—	40,569	40,569	40,569	—	0.00%

Total assets	1.41%	$6,931	$498,770	$491,839	$480,693	$(11,146)	-2.27%

Demand Deposits	11.30%	$7,628	$75,131	$67,503	$61,292	$(6,211)	-9.20%
Rate-bearing deposits	1.97%	6,102	315,520	309,418	300,822	(8,596)	(2.78)%
Borrowed funds	0.59%	231	39,458	39,227	39,174	(53)	-0.13%
Other liabilities	0.00%	—	4,385	4,385	4,385	—	0.00%

Total liabilities	3.32%	13,961	434,494	420,533	405,673	(14,860)	-3.53%
Present Value Equity	(9.86)%	(7,030)	64,276	71,306	75,020	3,714	5.21%

Total liabilities and equity	1.41%	$6,931	$498,770	$491,839	$480,693	$(11,146)	-2.27%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Fauquier Bankshares, Inc.
Warrenton, Virginia

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2008. We have also audited Fauquier Bankshares Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Fauquier Bankshares, Inc. and its subsidiaries is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Fauquier Bankshares, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Notes 1 and 9 to the financial statements, Fauquier Bankshares, Inc. changed its policy for accounting for its defined benefit retirement plans in 2006 and 2008 to conform with Statement of Financial Accounting Standards No. 158. As discussed in Note 1 to the financial statements, the Company changed its policy for accounting for stock-based compensation in 2006 in accordance with Statement of Financial Accounting Standards No. 123R. Also as discussed in Note 1 to the financial statements, the Company changed its method of accounting for split-dollar post retirement benefits in 2008 as required by the provisions of EITF 06-04.

/s/  SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 13, 2009

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Warrenton, Virginia

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2008

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$7,698,661	$16,708,922
Interest-bearing deposits in other banks	3,324,501	823,252
Federal funds sold	—	2,020,000
Securities available for sale, net	37,839,375	37,376,725
Loans, net of allowance for loan losses of $4,779,662 in 2008 and $4,185,209 in 2007	434,678,433	409,107,482
Bank premises and equipment, net	8,621,217	7,180,369
Accrued interest receivable	1,549,597	1,748,546
Other real estate owned	3,034,470	—
Other assets	17,768,978	14,930,932

Total assets	$514,515,232	$489,896,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$69,065,944	$76,080,935
Interest-bearing:
NOW accounts	74,555,901	90,169,640
Savings and money market accounts	102,810,758	127,472,913
Time deposits	153,861,028	110,835,435

Total interest-bearing	331,227,687	328,477,988

Total deposits	400,293,631	404,558,923
Federal funds purchased	18,275,000	—
Federal Home Loan Bank advances	45,000,000	35,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	5,334,664	4,385,553
Commitments and Contingencies	—	—

Total liabilities	473,027,295	448,068,476

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2008: 3,564,317 shares (includes nonvested shares of 38,219); 2007: 3,537,354 shares (includes nonvested shares of 31,190)	11,036,687	10,974,293
Retained earnings	32,668,530	31,626,627
Accumulated other comprehensive income (loss), net	(2,217,280)	(773,168)

Total shareholders’ equity	41,487,937	41,827,752

Total liabilities and shareholders’ equity	$514,515,232	$489,896,228

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income
For Each of the Three Years in the Period Ended December 31, 2008

	2008	2007	2006

Interest Income
Interest and fees on loans	$26,678,053	$28,916,500	$28,039,607
Interest and dividends on securities available for sale:
Taxable interest income	1,410,216	1,479,307	1,599,174
Interest income exempt from federal income taxes	234,791	120,097	52,580
Dividends	180,835	303,500	341,815
Interest on federal funds sold	33,303	90,724	92,221
Interest on deposits in other banks	35,753	33,548	26,306

Total interest income	28,572,951	30,943,676	30,151,703

Interest Expense
Interest on deposits	7,301,118	9,847,705	7,878,058
Interest on federal funds purchased	117,719	243,250	452,301
Interest on Federal Home Loan Bank advances	1,768,597	1,802,174	2,135,506
Distribution on capital securities of subsidiary trusts	200,263	374,586	435,771

Total interest expense	9,387,697	12,267,715	10,901,636

Net interest income	19,185,254	18,675,961	19,250,067
Provision for loan losses	3,227,269	717,000	360,000

Net interest income after provision for loan losses	15,957,985	17,958,961	18,890,067

Other Income
Wealth management income	1,286,571	1,412,230	1,343,963
Service charges on deposit accounts	2,940,218	2,944,095	2,781,884
Other service charges, commissions and income	1,982,997	1,706,400	1,532,081
Gain on sale of other real estate owned	25,718	—	—
Gain on cancellation of property rights	—	—	250,000
(Loss) on impairment of securities	(422,500)	—	—
Gain (loss) on sale of securities	87,585	—	(82,564)

Total other income	5,900,589	6,062,725	5,825,364

Other Expenses
Salaries and benefits	8,266,366	9,284,067	9,051,834
Net occupancy expense of premises	1,286,499	1,048,036	1,016,527
Furniture and equipment	1,176,410	1,178,307	1,360,063
Marketing expense	619,908	548,580	571,641
Consulting expense	1,095,359	915,784	817,920
Data processing expense	1,310,917	1,275,134	1,112,565
Other operating expenses	3,084,751	2,731,492	2,717,594

Total other expenses	16,840,210	16,981,400	16,648,144

Income before income taxes	5,018,364	7,040,286	8,067,287

Income tax expense	1,365,649	2,086,864	2,463,745

Net Income	$3,652,715	$4,953,422	$5,603,542

Earnings per Share, basic	$1.04	$1.41	$1.61

Earnings per Share, assuming dilution	$1.03	$1.39	$1.56

Dividends per Share	$0.80	$0.79	$0.745

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2008

	2008	2007	2006

Cash Flows from Operating Activities
Net income	$3,652,715	$4,953,422	$5,603,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	909,992	1,017,874	1,205,044
Provision for loan losses	3,227,269	717,000	360,000
Deferred tax benefit	(550,655)	(327,194)	(4,575)
(Gain) on sale of other real estate owned	(25,718)	—	—
Loss on impairment of securities	422,500
Loss (gain) on sale of securities	(87,585)	—	82,564
(Gain) on sale of property rights	—	—	(250,000)
Tax benefit of nonqualified options exercised	(21,783)	(419,527)	(105,358)
Amortization (accretion) of security premiums, net	(5,483)	2,004	21,456
Amortization of unearned compensation	263,575	256,230	220,268
Changes in assets and liabilities:
(Increase) decrease in other assets	(904,535)	15,835	(69)
Increase (decrease) in other liabilities	262,836	1,003,891	(170,806)

Net cash provided by operating activities	7,143,028	7,219,535	6,962,066

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	9,078,470	—	3,024,745
Proceeds from maturities, calls and principal payments of securities available for sale	4,843,106	7,937,961	6,060,424
Purchase of securities available for sale	(16,253,706)	(5,833,829)	—
Purchase of premises and equipment	(2,350,840)	(614,154)	(499,552)
(Purchase of) proceeds from sale of other bank stock	(392,300)	923,500	(715,900)
Gain on sale of property rights	—	—	250,000
Net increase (decrease) in loans	(32,517,055)	6,236,668	(35,371,679)
Proceeds from sale of other real estate owned	710,083	—	0

Net cash provided by (used in) investing activities	(36,882,242)	8,650,146	(27,251,962)

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(47,290,885)	22,157,092	(20,230,855)
Net (decrease) increase in certificates of deposit	43,025,593	(33,669,587)	44,645,104
Federal Home Loan Bank advances	75,000,000	57,000,000	108,000,000
Federal Home Loan Bank principal repayments	(65,000,000)	(77,000,000)	(95,000,000)
Purchase (repayment) of federal funds	18,275,000	—	(5,000,000)
Proceeds from (repayment of) trust preferred securities	—	(4,124,000)	4,124,000
Cash dividends paid on common stock	(2,853,779)	(2,796,892)	(2,589,697)
Issuance of common stock	209,304	1,158,997	325,484
Acquisition of common stock	(155,031)	(722,767)	(43,205)

Net cash provided by (used in) financing activities	21,210,202	(37,997,157)	34,230,831

Increase (decrease) in cash and cash equivalents	(8,529,012)	(22,127,476)	13,940,935
Cash and Cash Equivalents
Beginning	19,552,174	41,679,650	27,738,715

Ending	$11,023,162	$19,552,174	$41,679,650

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,447,980	$12,579,931	$10,343,982

Income taxes	$1,774,500	$2,023,000	$2,324,000

Supplemental Disclosures of Noncash Investing Activities
Foreclosed assets acquired in settlement of loans	$3,718,835	$—	$—

Unrealized gain (loss) on securities available for sale, net of tax effect	$(1,276,886)	$36,400	$(287,294)

Changes in benefit obligations and plan assets for defined benefit and post-retirement benefit plans	$(167,226)	$407,750	$848,219

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
For Each of the Three Years Ended December 31, 2008

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2005	$10,794,700	$25,440,838	$(656,393)		$35,579,145
Comprehensive income:
Net income	—	5,603,542	—	$5,603,542	5,603,542
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of deferred income taxes $119,928			232,802	232,802	232,802
Add: Reclassification adjustment for losses (gains) realized in income, net of tax $28,072			54,492	54,492	54,492

Total comprehensive income				$5,890,836

Cash dividends ($.745 per share)	—	(2,589,697)	—		(2,589,697)
Acquisition of 1,900 shares of common stock	(5,947)	(37,258)	—		(43,205)
Adjustments to initially apply FAS 158, net of tax $436,961, as restated	—	—	(848,219)		(848,219)
SFAS No. 123 (R) implementation adjustment	(67,238)	67,238			—
Amortization of unearned compensation, restricted stock awards	—	220,268	—		220,268
Issuance of common stock	15,797	108,491	—		124,288
Exercise of stock options	52,209	148,987	—		201,196

Balance, December 31, 2006	$10,789,521	$28,962,409	$(1,217,318)		$38,534,612

Comprehensive income:
Net income	—	$4,953,422	—	$4,953,422	$4,953,422
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of deferred income taxes $18,752			36,400	36,400	36,400
Changes in benefit obligation and plan assets for defined benefit and SERP plans, net of deferred income taxes of $210,053			407,750	407,750	407,750

Total comprehensive income				$5,397,572

Cash dividends ($.79 per share)	—	(2,796,892)	—		(2,796,892)
Acquisition of 37,770 shares of common stock	(105,700)	(617,067)	—		(722,767)
Amortization of unearned compensation, restricted stock awards	—	256,230	—		256,230
Issuance of common stock — nonvested shares (11,437 shares)	35,797	(35,797)	—		—
Exercise of stock options	254,675	904,322	—		1,158,997

Balance, December 31, 2007	$10,974,293	$31,626,627	$(773,168)		$41,827,752

Comprehensive income:
Net income	—	3,652,715	—	$3,652,715	3,652,715
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred tax benefit of $771,661			(1,497,930)	(1,497,930)	(1,497,930)
Less: reclassification adjustments, net of tax of $113,871			221,044	221,044	221,044
Less: change in beneficial obligation for defined benefit and SERP plans, net of deferred tax benefit of $86,147			(167,226)	(167,226)	(167,226)

Other comprehensive income net of tax benefit of $743,937				(1,444,112)

Total comprehensive income				$2,208,603

Initial implementation of EITF 06-4, net of income tax benefit of $6,433	—	(12,487)	—		(12,487)
Cash dividends ($.80 per share)	—	(2,853,779)	—		(2,853,779)
Acquisition of 9,301 shares of common stock	(29,112)	(125,919)	—		(155,031)
Amortization of unearned compensation, restricted stock awards	—	313,179	—		313,179
Restricted stock forfeiture	—	(49,604)	—		(49,604)
Issuance of common stock — nonvested shares (10,315 shares)	32,286	(32,286)	—		—
Exercise of stock options	59,220	150,084	—		209,304

Balance, December 31, 2008	$11,036,687	$32,668,530	$(2,217,280)		$41,487,937

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For Each of the Three Years in the Period Ended December 31, 2008

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

In January 2003 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to deconsolidation under FIN 46 if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated with their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s losses, receives a majority of its expected returns, or both.

Management has determined that the Fauquier Statutory Trusts (Trust I and Trust II) qualify as variable interest entities under FIN 46. Trust I issued mandatory redeemable capital securities to investors and loaned the proceeds to the Company. Trust I held, as its sole asset, subordinated debentures issued by the Company in 2002. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) “Consolidation of Variable Interest Entities,” the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. The deconsolidation results in the Company’s investment in the common securities of Trust I being included in other assets as of December 31, 2006 and a corresponding increase in outstanding debt of $124,000. The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations. Because the Company redeemed all the existing capital securities issued by Trust I on March 26, 2007, there were no assets in Trust I on December 31, 2007.

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Stock Compensation Plans

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB’) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company elected to adopt SFAS No. 123(R) on January 1, 2006 under the modified prospective method. Compensation cost has been measured using fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period. Compensation cost related to the nonvested portion of awards outstanding as of that date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Company was not required to re-measure the grant date of SFAS No. 123(R). All stock options outstanding were vested as of December 31, 2006; therefore no compensation expense related to stock options was recorded in 2007 or 2008. There were no options granted in 2008, 2007, or 2006.

Wealth Management Services Division

Securities and other property held by the Wealth Management Services division in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in banks and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Marketing

The Company follows the policy of charging the costs of marketing, including advertising, to expense as incurred. Marketing expenses of $619,908, $548,580 and $571,641 were incurred in 2008, 2007 and 2006, respectively.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31,2006. The Company has

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

implemented the measurement date provisions of SFAS 158,which did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements, at this time.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 were be effective for the Company on December 31, 2008 and did not have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP NO. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transfer or in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. The FSP also retains and emphasizes the objective of OTTI assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 2.  Restatement

The 2006 financial statements have been restated to reflect the application of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans” for the Company’s supplemental executive retirement plan (“SERP”.) The restatement has no impact on the Consolidated Statements of Income or Cash Flows for 2007. The effects of the restatement to assets, liabilities and shareholders’ equity at December 31, 2006 are as follows:

	As Previously
	Reported	Restatement(1)	As Restated

Assets
Other assets (deferred taxes)	$2,015,678	$91,355	$2,017,142

Total Assets	$521,762,145	$91,355	$521,853,500

Liabilities
Other liabilities (Accrued SERP costs)	$348,840	$268,692	$617,532

Total Liabilities	483,050,196	268,692	483,318,888

Shareholders’ Equity
Accumulated other comprehensive income (loss)	(1,039,981)	(177,337)	(1,217,318)

Total Shareholders’ Equity	38,711,949	(177,337)	38,534,612

Total Liabilities and Shareholders’ Equity	$521,762,145	$91,355	$521,853,500

(1)	Represents the cumulative effect of adopting SFAS 158 for the Company’s SERP. See Note 9 for additional disclosures.

Note 3.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Obligations of U.S. Government corporations and agencies	$25,212,561	$561,884	$(2,030)	25,772,415
Obligations of states and political subdivisions	5,574,709	29,033	(146,019)	5,457,723
Corporate Bonds	6,000,000		(2,861,903)	3,138,097
Mutual Funds	303,889		(5,969)	297,920
FHLMC Preferred Bank Stock	18,500		(13,000)	5,500
Restricted investments:
Federal Home Loan Bank Stock	2,905,800			2,905,800
Federal Reserve Bank Stock	99,000			99,000
Community Bankers’ Bank Stock	50,000			50,000
Silverton Bank Stock	112,920			112,920

	$40,277,379	$590,917	$(3,028,921)	$37,839,375

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Obligations of U.S. Government corporations and agencies	$23,080,415	$30,014	$(162,347)	$22,948,082
Obligations of states and political subdivisions	5,293,965	82,166	(3,948)	5,372,183
Corporate Bonds	6,000,000	—	(348,750)	5,651,250
Mutual Funds	291,581	—	(5,791)	285,790
FHLMC Preferred Bank Stock	441,000	—	(97,000)	344,000
Restricted investments:
Federal Home Loan Bank Stock	2,513,500	—	—	2,513,500
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
The Bankers Bank Stock	112,920	—	—	112,920

	$37,882,381	$112,180	$(617,836)	$37,376,725

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2008
	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due after one year through five years	1,029,790	1,033,679
Due after five years through ten years	8,936,993	9,146,362
Due after ten years	26,820,487	24,188,194
Equity securities	3,490,109	3,471,140

	$40,277,379	$37,839,375

For the year ended December 31, 2008, proceeds from sales of securities available for sale amounted to $9,078,470. Gross realized gains amounted to $87,585 in 2008. The tax expense applicable to this net realized gain amounted to $29,779. In addition, the Company recognized an OTTI on its Freddie Mac Preferred Stock of $422,500. The tax benefit applicable to this OTTI loss amounted to $143,650.

There were no securities sold in 2007. For the year ended December 31, 2006, proceeds from sales of securities available for sale amounted to $3,024,745. Gross realized losses amounted to $82,564 in 2006. The tax benefit applicable to this net realized loss amounted to $28,072.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

December 31, 2008	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$785,744	$(2,030)	$—	$—	$785,744	$(2,030)
Obligations of states and political subdivisions	4,181,657	(146,019)	—	—	4,181,657	(146,019)
Corporate Bonds	—	—	3,138,097	(2,861,903)	3,138,097	(2,861,903)

Subtotal, debt securities	4,967,401	(148,049)	3,138,097	(2,861,903)	8,105,498	(3,009,952)
Mutual Funds	—	—	297,920	(5,969)	297,920	(5,969)
FHLMC Preferred Bank Stock	5,500	(13,000)	—	—	5,500	(13,000)

Total temporary impaired securities	$4,972,901	$(161,049)	$3,436,017	$(2,867,872)	$8,408,918	$(3,028,921)

December 31, 2007	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$—	$—	$17,798,157	$(162,347)	$17,798,157	$(162,347)
Obligations of states and political subdivisions	899,333	(3,948)	—	—	899,333	(3,948)
Corporate Bonds	3,770,000	(230,000)	1,881,250	(118,750)	5,651,250	(348,750)

Subtotal, debt securities	4,669,333	(233,948)	19,679,407	(281,097)	24,348,740	(515,045)
Mutual Funds	—	—	291,581	(5,791)	291,581	(5,791)
FHLMC Preferred Bank Stock	441,000	(97,000)	—	—	441,000	(97,000)

Total temporary impaired securities	$5,110,333	$(330,948)	$19,970,988	$(286,888)	$25,081,321	$(617,836)

The nature of securities which are temporarily impaired for a continuous 12 month period or more can be segregated into two groups.

The first group consists of four corporate bonds with a cost basis totaling $6.0 million and a temporary loss of approximately $2.86 million. The method for valuing these four corporate bonds came from Moody’s Analytics. Moody’s Analytics employs a two step discounted cashflow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 50 different financial institutions. They have an estimated maturity of 26 years, but can be called at par on the five year anniversary, which already passed in 2008 for two bonds, and will occur in 2009 for the other two bonds. If not called, the bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”). These bonds are current, they have sufficient collateralization and cash flow projections to satisfy the cash flow portion of the Other Than Temporary Impairment test under EITF 99-20-1 as of

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008, and the Company has the ability to hold these bonds to maturity. Additional information regarding each of the pooled trust preferred securities as of December 31, 2008 follows:

		Percent of	Percent of	Percent of
		Underlying	Underlying	Underlying
		Collateral	Collateral in	Collateral in	Current Moody’s
Cost	Fair Value	Performing	Deferral	Default	Rating

$1,000,000	$450,418	87.88%	11.14%	0.98%	B3
2,000,000	1,069,989	90.57%	9.43%	0.00%	B2
2,000,000	1,147,231	95.81%	4.19%	0.00%	Ba3
1,000,000	470,459	91.82%	6.51%	1.67%	A2

The second group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of approximately $6,000. The fund is a relatively small balance of the portfolio and the Company plans to hold it indefinitely.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $25,940,337 and $13,565,758 at December 31, 2008 and 2007, respectively.

Market Risks

Investments of the Company are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risk in the near term would materially affect investment assets reported in the financial statements.

In addition, recent economic uncertainty and market events have led to unprecedented volatility in currency, commodity, credit and equity markets culminating in failures of some banking and financial services firms and Government intervention to solidify others. These recent events underscore the level of investment risk associated with the current economic environment, and accordingly the level of risk in the Company’s investments.

Note 4.  Loans

A summary of the balances of loans follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Real estate loans:
Construction	$38,037	$37,204
Secured by farmland	1,293	1,365
Secured by 1 - to - 4 family residential	175,791	170,983
Other real estate loans	160,443	132,918
Commercial and industrial loans (not secured by real estate)	39,985	38,203
Consumer installment loans	15,695	24,133
All other loans	8,934	8,824

Total loans	$440,178	$413,630
Unearned income	(720)	(338)
Allowance for loan losses	(4,780)	(4,185)

Net loans	$434,678	$409,107

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 5.  Allowance for Loan Losses

Analysis of the allowance for loan losses follows:

	2008	2007	2006

Balance at beginning of year	$4,185,209	$4,470,533	$4,238,143
Provision for loan losses	3,227,269	717,000	360,000
Recoveries of loans previously charged-off	72,298	60,616	128,463
Loan losses charged-off	(2,705,114)	(1,062,940)	(256,073)

Balance at end of year	$4,779,662	$4,185,209	$4,470,533

Information about impaired loans is as follows:

	2008	2007	2006

Impaired loans for which an allowance has been provided	$809,221	$2,688,501	$4,359,124
Impaired loans for which no allowance has been provided	81,604	1,247,461	2,647,413

	$890,825	$3,935,962	$7,006,537

Allowance provided for impaired loans, included in the allowance for loan losses	$720,395	$1,392,236	$1,437,738

	2008	2007	2006

Average balance in impaired loans	$1,308,909	$4,359,817	$7,313,827

Interest income recognized on impaired loans	$35,940	$261,257	$793,223

No additional funds are committed to be advanced in connection with impaired loans. The reduction in impaired loans of $2.4 million from 2007 to 2008 primarily reflects the transfer to other real estate owned of one property totaling approximately $2.0 million at December 31, 2008, and the sale of a second property totaling 425,000.

No non-accrual loans were excluded from the above impaired loan disclosure under SFAS 114 at December 31, 2008 and 2007. Non-accrual loans excluded from the above impaired loan disclosure under FASB 114 were $62,000, at December 31, 2006. If interest on these loans had been accrued, such income would have approximated $7,974, for 2006. Loans past due 90 days or more and still accruing interest totaled $102,000, $770,000, and $1,000 for 2008, 2007 and 2006, respectively.

Note 6.	Related Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which totaled $4,027,673 at December 31, 2008 and $4,129,875 at December 31, 2007. During 2008, total principal additions were $310,509 and total principal payments were $412,711. During 2007, total principal additions were $11,106 and total principal payments were $525,861. Also during 2007, principal was reduced by an additional $22,812 to adjust for individuals who were affiliates in 2006, but not in 2007 and 2008.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Bank Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007

Land	$2,541,282	$2,625,882
Buildings and improvements	7,011,719	7,672,331
Furniture and equipment	7,072,334	10,603,745
Leasehold improvements	300,618	300,618
Construction in process	2,532,392	349,797

	19,458,345	21,552,373
Accumulated depreciation and amortization	(10,837,128)	(14,372,004)

	$8,621,217	$7,180,369

Depreciation and amortization expensed for years ended December 31, 2008, 2007 and 2006, totaled $909,922, $1,017,874 and $1,205,044 respectively.

Note 8.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 were $53,117,000 and $37,179,000, respectively. Brokered deposits include balances of Bank customers who qualify to participate in the CD Account Registry Services (“CDARS”). As of December 31, 2008 and 2007 these balances totaled $37,385,000 and $9,264,000, respectively.

At December 31, 2008, the scheduled maturities of time deposits are as follows:

(In thousands)

2009	129,593
2010	19,293
2011	1,596
2012	2,839
2013 and there after	540

$153,861

Overdraft demand deposits totaling $267,601 and $1,529,985 were reclassified to loans at December 31, 2008 and 2007, respectively.

The Bank accepts deposits for executive officers and directors of the Bank on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons. The aggregate dollar amount of deposits of executive officers and directors totaled $1,261,000 and $3,774,000 at December 31, 2008 and 2007, respectively.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 9.	Employee Benefit Plans

Defined Benefit Plan

The following tables provide a reconciliation of the changes in the defined benefit plan’s obligations and fair value of assets over the three-year period ending December 31, 2008, computed as of October 1 for 2007 and 2006.

	2008	2007	2006

Change in Benefit Obligations
Benefit obligation, beginning	$6,962,121	$6,729,403	$6,572,275
Service cost	555,404	670,720	692,509
Interest cost	386,758	401,371	375,987
Actuarial gain (loss)	1,170,367	(529,943)	(634,340)
Benefits paid	(191,301)	(309,430)	(277,028)
Decrease in obligation due to curtailment	(2,631,454)	—	—
Prior service cost due to amendment	—	—	—

Benefit obligation, ending	$6,251,895	$6,962,121	$6,729,403

Change in Plan Assets
Fair value of plan assets, beginning	$7,051,968	$6,490,958	$4,690,102
Actual return on plan assets	(322,754)	870,440	443,416
Employer contributions	—	—	1,634,468
Benefits paid	(191,301)	(309,430)	(277,028)

Fair value of plan assets, ending	$6,537,913	$7,051,968	$6,490,958

Funded status, ending	$286,018	$89,847	$(238,445)

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2008	2007	2006

Amount recognized on the Balance Sheet
Other assets	$286,018	$107,459	$345,606
Other liabilities	—	—	238,445
Other comprehensive income (loss)	—	(34,188)	(670,882)
Amounts Recognized in accumulated other comprehensive loss
Net loss	$—	$96,632	$1,072,536
Prior service cost	—	31,076	38,839
Net obligation at transition	—	(75,908)	(94,887)
Deferred tax benefit	—	(17,612)	(345,606)

Amount recognized	$—	$34,188	$670,882

Funded Status
Benefit Obligation	$(6,251,895)	$(6,962,121)	$(6,729,403)
Fair value of assets	6,537,913	7,051,968	6,490,958
Unrecognized net actuarial (gain)/loss	—	—	—
Unrecognized net obligation at transition	—	—	—
Unrecognized prior service cost	—	—	—

Prepaid (accrued) benefit cost included in other assets (liabilities)	$286,018	$89,847	$(238,445)

	2008	2007	2006

Components of Net Periodic Benefit Cost
Service cost	$444,323	$670,720	$692,509
Interest cost	309,406	401,371	375,987
Expected return on plan assets	(596,201)	(445,510)	(395,840)
Amortization of prior service cost	7,766	7,763	7,766
Amortization of net obligation at transition	(18,979)	(18,979)	(18,979)
Recognized net (gain) due to curtailment	(327,269)	—	—
Recognized net actuarial loss	—	21,031	60,957

Net periodic benefit cost	$(180,954)	$636,396	$722,400

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income.

	2008	2007	2006

Net (gain)/loss	$(96,632)	$(975,904)	$1,072,536
Prior service cost	(21,368)	—	38,839
Amortization of prior service cost	(9,708)	(7,766)	—
Net obligation at transition	52,184	—	(94,887)
Amortization of Net Obligation at Transition	23,724	18,979	—

Total recognized	(51,800)	(964,691)	1,016,488
Less: Income Tax Effect	17,612	327,995	345,606

Net amount recognized in other comprehensive (income) loss	$(34,188)	$(636,696)	$670,882

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive (Income) Loss:

2008	2007	2006

$(196,174)	$(328,295)	$1,738,888

The accumulated benefit obligation for the deferred benefit pension plan was $5,977,222, $3,962,497, and $3,762,292, at December 31, 2008, 2007, and 2006, respectively.

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table:

	2008	2007	2006

Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	6.25%	6.25%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	5.00%	5.00%

The assumptions used in the measurement of the Company’s Net Periodic Benefit Cost are shown in the following table:

	2008	2007	2006

Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	4.75%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	5.00%	5.00%

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

into and out of the trust, and expenses (both investment and non-investment), typically paid from the plan assets (to the extent such expenses are not explicitly estimated within periodic costs).

The Company pension plan’s weighted-average asset allocation at December 31, 2008 and September 30, 2007 and 2006, by asset category are as follows:

	2008	2007	2006

Asset Category as of December 31,
Mutual Funds — Fixed Income	0%	22%	21%
Mutual Funds — Equity	0%	74%	71%
Cash and Cash Equivalents	100%	4%	8%

Total	100%	100%	100%

Beginning in January 2008, 100% of the Company’s pension plan assets were invested in cash and cash equivalents. This decision was based on recognizing the need to preserve asset value until December 31, 2009, the effective date of the termination of the defined benefit pension plan. For 2006 and 2007, the trust fund was sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The Investment Manager selected investment fund managers with demonstrated experience and expertise, and the funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The Investment Manager both actively and passively managed investment strategies and allocated funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company contributed $1,634,468 to its pension plan in 2006. No contribution was made in 2008 and 2007.

On December 20, 2007, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 replace the defined benefit pension plan with an enhanced 401(k) plan. Defined benefit pension plan expenses are projected to be approximately $286,000 in 2009 and nothing going forward. Expenses for the 401(k) plan are projected to increase from $134,000 and $142,000 in 2007 and 2008, respectively, to approximately $145,000 in 2009, and approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.

Estimated future benefit payments which reflect expected future service, as appropriate, are as follows:

Payment Dates	Amount

For the period:
January 1, 2009 through December 31, 2009	$70,645
January 1, 2010 through December 31, 2018	$6,727,385

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Supplemental Executive Retirement Plan

The following tables provide a reconciliation of the changes in the supplemental executive retirement plan’s obligations over the three-year period ending December 31, 2008.

	2008	2007	2006

Change in Benefit Obligations
Projected benefit obligation, beginning	$1,170,236	$617,532	$164,547
Service cost	148,093	136,800	92,926
Interest cost	70,203	37,061	44,482
Actuarial gain (loss)	352,058	378,843	(458,026)
Benefits paid	—	—	—
Prior service cost due to amendment	—	—	773,603

Benefit obligation, ending	$1,740,590	$1,170,236	$617,532

Fair value of plan assets, ending	$—	$—	$—

Funded status at December 31, 2007	$(1,740,590)	$(1,170,236)	$(617,532)

	2008	2007	2006

Amount recognized on the Balance Sheet
Other assets, deferred income tax benefit	$313,055	$209,296	$91,355
Other liabilities	1,740,590	1,170,236	617,532
Other comprehensive income (loss)	(607,695)	(406,281)	(177,337)
Amounts Recognized in accumulated other comprehensive loss
Net gain (loss)	287,802	(64,256)	(458,026)
Prior service cost	632,948	679,833	726,718
Net obligation at transition	—	—	—
Deferred tax benefit	(313,055)	(209,296)	(91,355)

Amount recognized	$607,695	$406,281	$177,337

Funded Status
Benefit Obligation	$(1,740,590)	$(1,170,236)	$(617,532)
Fair value of assets	—	—	—
Unrecognized net actuarial (gain)/loss	—	—	—
Unrecognized net obligation at transition	—	—	—
Unrecognized prior service cost	—	—	—

(Accrued)/prepaid benefit cost included in other liabilities	$(1,740,590)	$(1,170,236)	$(617,532)

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2008	2007	2006

Components of Net Periodic Benefit Cost
Service cost	$148,093	$136,800	$92,926
Interest cost	70,203	37,061	44,482
Expected return on plan assets	—	—	—
Amortization of prior service cost	46,885	46,885	46,885
Amortization of net obligation at transition	—	—	—
Recognized net actuarial loss	—	(14,927)	—

Net periodic benefit cost	$265,181	$205,819	$184,293

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income.

	2008	2007	2006

Net (gain)/loss	$352,058	$393,770	$(458,026)
Prior service cost	—	—	773,603
Amortization of prior service cost	(46,885)	(46,885)	(46,885)
Net obligation at transition	—	—	—
Amortization of Net Obligation at Transition	—	—	—

Total recognized	305,173	346,885	268,692
Less: Income Tax Effect	103,759	117,941	91,355

Net amount recognized in other comprehensive (income) loss	$201,414	$228,944	$177,337

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive Income.

2008	2007	2006

$570,354	$552,704	$452,985

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table.

	2008	2007	2006

Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate used for net periodic pension cost	6.00%	6.00%	5.75%
Discount rate used for disclosures	6.00%	6.00%	6.00%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	4.00%	5.00%	5.00%

Estimated future benefit payments which reflect expected future service, as appropriate, are as follows.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Payment Dates	Amount

For the 12 months ended:
December 31, 2009	$874
December 31, 2010	1,943
December 31, 2011	3,236
December 31, 2012	4,791
December 31, 2013	6,652
Thereafter	492,933

401(k) Plan

The Company has a defined contribution retirement plan under Code Section 401(k) of the Internal Revenue Service covering employees who have completed 3 months of service and who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company may also make, but is not required to make, a discretionary matching contribution. The amount of this matching contribution, if any, is determined on an annual basis by the Board of Directors. The Company’s 401(k) expenses for the years ended December 31, 2008, 2007 and 2006 were $141,576, $133,708, and $131,212, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. Deferred compensation expense amounted to $5,220, $19,921, and $24,362 for the years ended December 31, 2008, 2007 and 2006, respectively.

Concurrent with the establishment of the deferred compensation plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation plan. The Company has recorded in other assets $1,043,069 and $1,008,667 representing cash surrender value of these policies for the years ended December 31, 2008 and 2007, respectively.

Note 10.  Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares if acquired directly from the Company as newly issued shares under the DRSPP. No new shares were issued during 2008 or 2007. The Company issued 5,047 new shares in 2006 at a weighted average price of $24.63. The Company has 236,529 shares available for issuance under the DRSPP at December 31, 2008.

Note 11.  Commitments and Contingent Liabilities

The Bank has entered into six banking facility leases of greater than one year. The first lease was entered into on January 31, 1999. The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank’s Sudley Road, Manassas branch. The Bank renewed the lease January 31, 2004. Rent for 2009 is expected to be $54,135.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001. The lease provides for an original ten-year term with the right to renew for two additional ten-year periods beginning on June 1, 2001. Annual rent is $39,325 for the first five years and $40,700 annually commencing with the sixth year. Rent for 2009 is expected to be $40,700.

The third lease is for the accounting and finance department facility and was entered into on April 4, 2007. The lease has a term of three years beginning on August 1, 2007. The annual rent for the term of the lease, including 2009, is $36,648.

The fourth lease is for the property in Haymarket, Virginia where the bank plans to build its ninth full-service branch office scheduled to open during 2010. The initial 12 months’ rental expense is projected to be $150,000 with increases of 3% annually. The term of the lease is 20 years after the branch opening with two additional options for five years each.

The fifth lease is for the property in Bristow, Virginia where the Bank plans to build its tenth full-service branch office scheduled to open during 2009. The rental expense for its initial 12 months is projected to be $150,000 with increases of 3% annually for the first ten years. The lease will expire ten years after the branch opening with two additional options for five years each.

The sixth lease is for the temporary rental of the View Tree branch office at 216 Broadview Avenue. The lease has a term of two years beginning on March 19, 2008. The Bank has the right to early termination of the lease after eighteen months. Rent for the first two years was $180,000 annually. The Bank will be moving this branch office to 87 Lee Highway, a property owned by the Bank, during 2009.

Total rent expense was $300,438, $139,523, and $133,913 for 2008, 2007 and 2006, respectively, and was included in occupancy expense.

The Bank has two data processing contractual obligations of greater than one year. The contractual expense for the Bank’s largest primary contractual obligation is for data processing, and totaled $1,037,587, $1,027,783, and $903,879 for 2008, 2007 and 2006, respectively. The term of this obligation ends in July 2009.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term noncancellable lease agreements:

2009	$1,673,183
2010	1,825,512
2011	1,866,828
2012	1,769,418
2013	1,779,252
Thereafter	10,287,572

Total	$19,201,765

As a member of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2008 and 2007, the aggregate amounts of daily average required balances were approximately $3,484,000 and $7,799,000, respectively.

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate a material impact on its financial statements.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The components of the net deferred tax assets included in other assets at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Allowance for loan losses	$1,571,554	$1,329,293
Securities available for sale	828,921	172,956
Impairment on securities	101,150	—
Interest on nonaccrual loans	15,220	15,263
Accrued vacation	107,306	93,375
SERP obligation	655,597	468,999
Accumulated depreciation	97,496	—
Restricted Stock	170,115	162,514
Other	59,299	29,702

	3,606,658	2,272,102

Deferred tax liabilities:
Other	2,964	1,986
Prepaid pension obligation	97,247	30,548
Accumulated depreciation	—	32,580

	100,211	65,114

Net deferred tax assets	$3,506,447	$2,206,988

The Company has not recorded a valuation allowance for deferred tax assets as they feel it is more likely than not, that they will be ultimately realized.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
	2008	2007	2006

Current tax expense	$1,916,305	$2,414,058	$2,468,320
Deferred tax (benefit)	(550,655)	(327,194)	(4,575)

	$1,365,649	$2,086,864	$2,463,745

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31, 2008 are summarized as follows:

	2008	2007	2006

Computed “expected” tax expense	$1,706,244	$2,393,697	$2,742,878
Decrease in income taxes resulting from:
Tax-exempt interest income	(337,946)	(281,208)	(253,038)
Other	(2,649)	(25,625)	(26,095)

	$1,365,649	$2,086,864	$2,463,745

Note 13.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock.

	2008		2007		2006
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic earnings per share	3,525,821	$1.04	3,504,761	$1.41	3,472,217	$1.61

Effect of dilutive securities, stock-based awards	31,856		58,582		110,024

Diluted earnings per share	3,557,677	$1.03	3,563,343	$1.39	3,582,241	$1.56

There were 23,732 options with a strike price above the Company’s closing stock on December 31, 2008 of $12.75 that were excluded from the earnings per share calculation.

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

Non-employee Director Stock Option Plan

The Company previously has issued stock options to non-employee directors under its Non-employee Director Stock Option Plan, which expired in 1999. Under that plan, each non-employee director of the Company or its subsidiary received an option grant covering 2,240 shares of Company common stock on April 1 of each year during

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the five-year term of the plan. The first grant under the plan was made on May 1, 1995. The exercise price of awards was fixed at the fair market value of the shares on the date the option was granted. During the term of the plan, a total of 120,960 options for shares of common stock were granted. Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant options in 2008, 2007 and 2006.

During 2008, 2007, and 2006, the Company granted awards of non-vested shares to executive officers and non-employee directors under the Omnibus Stock Ownership and Long-Term Incentive Plan: 14,067; 7,711 and 7,587, of restricted stock to executive officers and 5,625; 3,087 and 2,760 of restricted stock to directors on February 17, 2008; February 14, 2007 and February 17, 2006, respectively.

The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded. Compensation expense for nonvested shares, net of forfeiture, amounted to $263,575, $256,230 and $220,268 in 2008, 2007 and 2006, respectively.

A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan is presented below:

	2008			2007		2006
		Weighted			Weighted		Weighted
		Average	Aggregate		Average		Average
	Number of	Exercise	Intrinsic	Number of	Exercise	Number of	Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at January 1	96,100	$9.85		177,466	$9.50	194,146	$9.18
Granted	—			—		—	—
Exercised	(18,920)	9.91		(81,366)	9.09	(16,680)	5.75
Forfeited	—			—		—	—

Outstanding at December 31,	77,180	$9.84	$224,594	96,100	$9.85	177,466	$9.50

Weighted-average fair value per option of options granted during the year	$—			$—		$—

(1)	The aggregate intrinsic value of stock option in the table above reflects the pre-tax intrinsic value (the amount by which the December 31, 2008 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the changes in the market value of the company’s stock.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $132,774, $1,225,608 and $309,875, respectively.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The status of the options outstanding as of December 31, 2008 for the Omnibus Stock Ownership and Long-Term Incentive and Non-employee Director Stock Option Plans is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
Remaining Contractual Life	Outstanding	Price	Exercisable	Price

0.25 years	10,700	$9.75	10,700	$9.75
1.42 years	21,214	$8.13	21,214	$8.13
2.13 years	21,534	$8.07	21,534	$8.07
3.08 years	23,732	$13.00	23,732	$13.00

	77,180		77,180

A summary of the status of the Company’s nonvested shares is presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1,	31,190		31,829		21,482
Granted	19,692	$17.70	10,798	$25.40	10,347	$25.24
Vested	(10,315)		(11,437)		—
Forfeited	(2,348)	$21.13	—		—

Nonvested at December 31,	38,219		31,190		31,829

As of December 31, 2008, there was $334,035 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of three years.

Cash received from option exercise exclusive of tax benefit under all share based payment arrangements for the years ended December 31, 2008, 2007, and 2006, was $187,521, $739,469; and $95,838, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $21,783, $419,528; and $105,358, respectively, for the years ended December 31, 2008, 2007 and 2006.

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 15.	Federal Home Loan Bank Advances and Other Borrowings

The Company’s borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) was $45.0 million at December 31, 2008 and $35.0 million at December 31, 2007. At December 31, 2008 and 2007, the interest rates on FHLB advances ranged from 4.46% to 0.61% and from 4.55% to 5.31%, respectively. At December 31, 2008 and 2007, the weighted average interest rates were 3.35% and 4.94%, respectively. On December 31, 2008, $20,000,000 were adjustable rate based on the three month LIBOR, and $25,000,000 were at various fixed rates.

At December 31, 2008, the Bank had an available line of credit with the FHLB with a borrowing limit of approximately $115 million at December 31, 2008. FHLB advances and available line of credit were secured by certain first and second lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank. As of December 31, 2008, the book value of eligible loans totaled approximately $215.3 million. At December 31, 2007, the advances were secured by similar loans totaling $210.0 million. The amount of available credit is limited to 75% of qualifying collateral for one-to-four unit single-family residential loans, and 50% for commercial and home equity loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets. The contractual maturities of FHLB advances are as follows:

	2008	2007

Due in 2008	—	$25,000,000
Due in 2009	$20,000,000	—
Due in 2011	10,000,000	10,000,000
Due in 2013	15,000,000	—

	$45,000,000	$35,000,000

As additional sources of liquidity, the Bank has available federal funds purchased lines of credit with ten different commercial banks, including the Federal Reserve Bank, totaling $88.2 million. At December 31, 2008, $18.3 million of the available federal funds purchased lines of credit with various commercial banks were in use at a weighted average rate of 1.05%.

Note 16.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2008, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $7,657,627.

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2008	2007
	(In thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$74,023	$72,503
Standby letters of credit	5,366	6,749

	$79,389	$79,252

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

Note 18.	Fair Value Measurement

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (“OREO”), goodwill and core deposit intangibles.

In October of 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1 —	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 —	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 —	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets
Available-for-sale securities	$37,839	$34,701	$3,138	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale:  Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2008. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans:  Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Impaired loans	$1,561	—	$460	$1,101

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amounts of cash and short-term instruments approximate fair value.

Securities

For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair values are based on quoted market prices for similar securities. See Note 3 “Securities” of the Notes to Consolidated Financial Statements for further discussion on determining fair value for pooled trust preferred securities.

Loan Receivables

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (i.e., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposit Liabilities

The fair values disclosed for demand deposits (i.e., interest and non-interest bearing checking, statement savings and money market accounts) are, by definition, equal to the amount payable at the reporting date (that is, their carrying amounts). Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

Federal Funds Purchased

The carrying amounts of the Company’s federal funds purchased are approximate fair value.

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

At December 31, 2008 and 2007, the fair value of loan commitments and standby letters of credit were deemed immaterial.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and short-term investments	$11,023	$11,023	$17,532	$17,532
Federal funds sold	—	—	2,020	2,020
Securities	37,839	37,839	37,377	37,377
Loans, net	434,678	452,946	409,108	411,050
Accrued interest receivable	1,550	1,550	1,749	1,749
Financial liabilities:
Deposits	$400,294	$402,589	$404,559	$404,557
FHLB advances	45,000	46,037	35,000	35,110
Federal funds purchased	18,275	18,275	—	—
Company obligated mandatorily redeemable capital securities	4,124	3,116	4,124	4,117
Accrued interest payable	863	863	923	923

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

Note 19.	Other Operating Expenses

The principal components of “Other operating expenses” in the Consolidated Statements of Income are:

	2008	2007	2006

Postage and courier expenses	$299,035	$336,268	$280,842
Taxes, other than income taxes	284,676	299,929	317,652
Charge-offs, other than loan charge-offs	350,128	271,039	280,428
Telephone	232,416	228,975	213,562
Directors’ compensation	332,143	349,570	258,845
FDIC deposit insurance expense	290,922	47,460	49,219
Other (no items exceed 1% of total revenue)	1,295,431	1,198,251	1,317,046

	$3,084,751	$2,731,492	$2,717,594

Directors’ compensation is allocated and expensed separately at both the Bank and at the parent company. The above year to year comparisons of directors’ compensation are on a consolidated basis. The growth in directors’ compensation from 2006 to 2007 is primarily due to the change in the Chairman of the Board from an employee Chairman for five months of 2006 to a non-employee Chairman for the remainder of 2006, and all of 2007.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Compensation paid to the employee Chairman for the first five months of 2006 totaled $34,880, and was part of salary and benefit expense for 2006.

FDIC deposit insurance is projected to increase from $290,922 in 2008 to $580,000 in 2009. The increase to FDIC deposit insurance expense does not include the impact of any special assessment under consideration as of March 10, 2009. The FDIC is required by law to establish a Restoration Plan any time the Deposit Insurance Fund (’DIF”) reserve ratio falls below 1.15%. The projected increase in FDIC deposit insurance assessment is due to recent failures of FDIC-insured institutions which lowered the reserve ratio of the DIF from 1.19% as of March 30, 2008 to 0.76% as of September 30, 2008. The agency also indicated that it expects a higher rate of failures over the next several years.

Note 20.	Concentration Risk

The Company maintains its cash accounts in several correspondent banks. The total amount by which cash on deposit in those banks exceeds the federally insured limits is $121,000 at December 31, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

					Well Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Consolidated	$52,472	12.5%	$33,541	8.0%	N/A	N/A
The Fauquier Bank	$51,980	12.4%	$33,531	8.0%	$41,914	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$47,692	11.4%	$16,771	4.0%	N/A	N/A
The Fauquier Bank	$47,201	11.3%	$16,766	4.0%	$25,149	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$47,692	9.4%	$20,359	4.0%	N/A	N/A
The Fauquier Bank	$47,201	9.3%	$20,347	4.0%	$25,434	5.0%
As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$50,683	13.0%	$31,248	8.0%	N/A	N/A
The Fauquier Bank	$50,003	12.8%	$31,238	8.0%	$39,047	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$46,498	11.9%	$15,624	4.0%	N/A	N/A
The Fauquier Bank	$45,818	11.7%	$15,619	4.0%	$23,428	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$46,498	9.5%	$19,602	4.0%	N/A	N/A
The Fauquier Bank	$45,818	9.4%	$19,590	4.0%	$24,487	5.0%

Note 22.	Company-Obligated Mandatorily Redeemable Capital Securities

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

on capital securities of subsidiary trust by $76,000 annually. The Company redeemed all the existing capital securities issued by Trust I on March 26, 2007.

Total capital securities at December 31, 2008 and 2007 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 23.	Parent Corporation Only Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Balance Sheets
December 31, 2008 and 2007

	December 31,
	2008	2007

Assets
Cash on deposit with subsidiary bank	$40,484	$121,258
Investment in subsidiaries, at cost, plus equity in undistributed net income	44,997,076	45,147,440
Other assets	642,786	758,541

Total Assets	$45,680,346	$46,027,239

Liabilities and Shareholders’ Equity
Liabilities
Company-obligated mandatorily redeemable capital securities	$4,124,000	$4,124,000
Other liabilities	68,409	75,487

	4,192,409	4,199,487

Shareholders’ Equity
Common stock	11,036,687	10,974,293
Retained earnings, which are substantially distributed earnings of subsidiaries	32,668,530	31,626,627
Accumulated other comprehensive income (loss)	(2,217,280)	(773,168)

	41,487,937	41,827,752

Total liabilities and shareholders’ equity	$45,680,346	$46,027,239

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Income
For Each of the Three Years in the Period Ended December 31, 2008

	December 31,
	2008	2007	2006

Revenue
Interest Income	$1,153	$1,067	$107
Dividends from Subsidiaries	2,853,779	2,796,892	2,589,697

	2,854,932	2,797,959	2,589,804
Expenses
Interest expense	200,263	374,586	435,771
Legal and professional fees	237,552	206,214	108,479
Directors’ fees	188,193	249,670	157,470
Miscellaneous	135,306	138,392	149,091

	761,314	968,862	850,811

Income before income tax benefits and equity in undistributed net income of subsidiaries	2,093,618	1,829,097	1,738,993
Income tax benefit	(252,862)	(324,138)	(313,344)

Income before equity in undistributed net income of subsidiaries	2,346,480	2,153,235	2,052,337
Equity in undistributed net income of subsidiaries	1,306,235	2,800,187	3,551,205

Net income	$3,652,715	$4,953,422	$5,603,542

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2008

	December 31,
	2008	2007	2006

Cash Flows from Operating Activities
Net income	$3,652,715	$4,953,422	$5,603,542
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(1,306,235)	(2,800,187)	(3,551,205)
Deferred tax benefit	5,593	5,275	—
Decrease in undistributed dividends receivable from subsidiaries	—	—	—
Tax benefit of nonqualified options exercised	(21,783)	(419,527)	(24,068)
Amortization of unearned compensation	263,575	256,230	220,268
(Increase) decrease in other assets	131,945	463,310	(80,258)
Increase (decrease) in other liabilities	(7,078)	38,690	(26,998)

Net cash provided by operating activities	2,718,732	2,497,213	2,141,281

Cash Flows from Financing Activities
Proceeds from (repayment of) issuance of capital securiteis	—	(4,124,000)	4,124,000
Cash dividends paid	(2,853,779)	(2,796,892)	(2,589,697)
Contribution of capital to subsidiaries	—	—	—
Issuance of common stock	209,304	1,158,997	325,484
Acquisition of common stock	(155,031)	(722,767)	(43,205)

Net cash provided by (used in) financing activities	(2,799,506)	(6,484,662)	1,816,582

Increase (decrease) in cash and cash equivalents	(80,774)	(3,987,449)	3,957,863
Cash and Cash Equivalents
Beginning	121,258	4,108,707	150,844

Ending	$40,484	$121,258	$4,108,707

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the management of Fauquier Bankshares, Inc., including the Chief Executive Officer and the Chief Financial Officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of the end of such period.

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

As of December 31, 2008, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2008, based on those criteria.

Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on 10-K, has issued an attestation report on the effectiveness of Management’s internal control over reporting as of December 31, 2008. The report, which states an unqualified opinion on the effectiveness of Management’s internal control over financial reporting as of December 31, 2008, is incorporated for reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

No changes were made in Management’s internal control over financial reporting during the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s executive officers is provided in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” All other information concerning the Company required by this item is contained in the Company’s definitive proxy statement for the 2009 annual meeting of shareholders to be held on May 19, 2009 (the “2009 proxy statement”) under the captions “Election of Class I and Class III Directors,”

“Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. This Code was amended May 18, 2006 and is incorporated in Exhibit 14.

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to executive and director compensation and the Company’s Compensation and Benefits Committee is contained in the Company’s 2009 proxy statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in the Company’s 2009 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column 9(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	66,480	$9.84	242,294	(1)
Equity compensation plans not approved by security holders	10,700	$9.75	87,072	(2)
Total	77,180	$9.83	329,366

(1)	Includes 242,294 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Omnibus Stock Ownership and Long Term Incentive Plan.

(2)	Includes no shares available to be granted under the Non-Employee Director Stock Option Plan and 87,072 shares available to be granted under the Director Deferred Compensation Plan.

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

Information required by this item is contained in the Company’s 2009 proxy statement under the caption “Meetings and Committees of the Board of directors” and “Related Party Transactions,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Company’s 2009 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) -Financial Statements

The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Consolidated Balance Sheets — December 31, 2008 and December 31, 2007

Consolidated Statements of Income — Years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements — Years ended December 31, 2008, 2007, and 2006

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
10	.1*	Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, as amended and restated effective January 1, 2000, incorporated by reference to Exhibit 4.B to Form S-8 filed October 15, 2002.
10	.1.1*	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.
10	.1.2*	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.
10	.2*	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.
10	.3*	Fauquier Bankshares, Inc. Non-Employee Director Stock Option Plan, effective April 1, 1995, incorporated by reference to Exhibit 4.A to Form S-8 filed October 15, 2002.

Exhibit		Exhibit
Number		Description

10	.4*	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.
10	.4.1*	First Amendment, dated December 31, 2008, to Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap.
10	.5*	Executive Supplemental Retirement Plan Agreement, dated August 20, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 25, 2003.
10	.6*	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated August 10, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 25, 2003.
10	.7*	Executive Split Dollar Life Insurance Agreement, dated November 26, 1996, between The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.12 to Form 10-K filed March 25, 2003.
10	.8*	Form of the Executive Survivor Income Agreement, dated on or about May 9, 2003, between The Fauquier Bank and each of C. Hunton Tiffany, Randy K. Ferrell, Eric P. Graap, incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 14, 2003.
10	.9*	Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, as amended.
10	.10*	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.15 to Form 10-K filed March 30, 2005.
10	.11*	Base Salaries for Named Executive Officers.
10	.12*	Director Compensation, incorporated by reference to Exhibit 10.17 to Form 8-K filed February 23, 2006.
10	.13*	Description of Management Incentive Plan, incorporated by reference to Exhibit 10.18 to Form 10-K filed March 30, 2005.
10	.14*	Consulting Agreement dated June 8, 2005 between The Fauquier Bank and C.H. Lawrence, Jr., incorporated by reference to Exhibit 10.20 to Form 8-K filed June 14, 2005.
10	.15*	Employment Agreement, dated April 2, 2007, between Fauquier Bankshares, Inc., The Fauquier Bank and Gregory D. Frederick, as amended.
14		Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-Q filed August 11, 2006.
21		Subsidiaries of the Registrant, incorporated herein by reference to Part I of this Form 10-K.
23.1		Consent of Smith Elliott Kearns & Company, LLC.
31.1		Certification of CEO pursuant to Rule 13a-14(a).
31.2		Certification of CFO pursuant to Rule 13a-14(a).
32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350.
32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350.

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

Dated: March 13, 2009	/s/ Randy K. Ferrell Randy K. Ferrell President & Chief Executive Officer

Dated: March 13, 2009	/s/ Eric P. Graap Eric P. Graap Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C.H. Lawrence, Jr. C.H. Lawrence, Jr.	Chairman, Director	March 13, 2009

/s/ Randy K. Ferrell Randy K. Ferrell	President & Chief Executive Officer, Director (principal executive officer)	March 13, 2009

/s/ Eric P. Graap Eric P. Graap	Executive Vice President & Chief Financial Officer, Director (principal financial and accounting officer)	March 13, 2009

/s/ John B. Adams, Jr John B. Adams, Jr	Vice Chairman, Director	March 13, 2009

/s/ Randolph D. Frostick Randolph D. Frostick	Director	March 13, 2009

/s/ Douglas C. Larson Douglas C. Larson	Director	March 13, 2009

/s/ Jay B. Keyser Jay B. Keyser	Director	March 13, 2009

/s/ Randolph T. Minter Randolph T. Minter	Director	March 13, 2009

/s/ Brian.S. Montgomery Brian.S. Montgomery	Director	March 13, 2009

/s/ John J. Norman, Jr. John J. Norman, Jr.	Director	March 13, 2009

/s/ P. Kurt Rodgers P. Kurt Rodgers	Director	March 13, 2009

/s/ Sterling T. Strange III Sterling T. Strange III	Director	March 13, 2009