Form 10-K/A
period 2008-12-31
FAUQUIER BANKSHARES, INC.
filed 2009-04-21
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
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
The registrant had 3,596,537 shares of common stock outstanding as of March 31, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders to be held on May 19, 2009 are incorporated by reference into Part III of this Form 10-K.

Explanatory Note
Subsequent to the filing of the December 31, 2008 10-K the Company became aware of an inadvertent omission in the certifications of the CEO and CFO in exhibits 31.1 and 31.2, respectively. Specifically, the reference to internal control in item 4 was not included in the original filing.

PART IV
Item 15. Exhibits

Exhibit Number
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAUQUIER BANKSHARES, INC.
(Registrant)
/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated: April 21, 2009
/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: April 21, 2009