Form 10-Q
period 2009-03-31
FAUQUIER BANKSHARES, INC.
filed 2009-05-11
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
The registrant had 3,596,537 shares of common stock outstanding as of May 5, 2009.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$6,631,246	$7,698,661
Interest-bearing deposits in other banks	8,065,476	3,324,501
Federal funds sold	3,004,000	—
Securities available for sale	35,225,310	37,839,375
Loans, net of allowance for loan losses of $4,872,571 in 2009 and $4,779,662 in 2008	443,349,278	434,678,433
Bank premises and equipment, net	9,010,139	8,621,217
Accrued interest receivable	1,534,335	1,549,597
Other real estate owned	2,029,085	3,034,470
Other assets	17,964,020	17,768,978

Total assets	$526,812,889	$514,515,232

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$65,287,928	$69,065,944
Interest-bearing:
NOW accounts	77,205,178	74,555,901
Savings and money market accounts	102,870,470	102,810,758
Time certificates of deposit	170,917,300	153,861,028

Total interest-bearing	350,992,948	331,227,687

Total deposits	416,280,876	400,293,631

Federal funds purchased	—	18,275,000
Federal Home Loan Bank advances	60,000,000	45,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	5,589,476	5,334,664
Commitments and contingencies	—	—

Total liabilities	485,994,352	473,027,295

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2009: 3,596,537 shares (includes nonvested shares of 51,134); 2008: 3,564,317 shares (includes nonvested shares of 38,219)	11,097,111	11,036,687
Retained earnings	32,978,774	32,668,530
Accumulated other comprehensive income (loss), net	(3,257,348)	(2,217,280)

Total shareholders’ equity	40,818,537	41,487,937

Total liabilities and shareholders’ equity	$526,812,889	$514,515,232

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	2009	2008
Interest Income
Interest and fees on loans	$6,360,231	$6,798,599
Interest and dividends on securities available for sale:
Taxable interest income	356,163	327,506
Interest income exempt from federal income taxes	61,461	58,224
Dividends	4,463	53,002
Interest on federal funds sold	107	28,841
Interest on deposits in other banks	3,669	8,058

Total interest income	6,786,094	7,274,230

Interest Expense
Interest on deposits	1,558,776	2,074,210
Interest on federal funds purchased	10,446	33,487
Interest on Federal Home Loan Bank advances	266,667	412,037
Distribution on capital securities of subsidiary trusts	35,835	64,242

Total interest expense	1,871,724	2,583,976

Net interest income	4,914,370	4,690,254

Provision for loan losses	200,000	456,000

Net interest income after provision for loan losses	4,714,370	4,234,254

Other Income
Wealth management income	251,456	343,416
Service charges on deposit accounts	607,176	708,597
Other service charges, commissions and income	422,188	428,981
Gain on sale of securities	—	87,585
(Loss) on sale of other real estate owned	(135,759)	—

Total other income	1,145,061	1,568,579

Other Expenses
Salaries and benefits	2,354,939	2,328,224
Net occupancy expense of premises	307,067	282,395
Furniture and equipment	280,450	286,507
Advertising expense	120,978	169,742
Consulting expense	335,943	280,681
Data processing expense	348,494	332,645
Other operating expenses	847,096	715,400

Total other expenses	4,594,967	4,395,594

Income before income taxes	1,264,464	1,407,239

Income tax expense	341,555	398,733

Net Income	$922,909	$1,008,506

Earnings per Share, basic	$0.26	$0.29

Earnings per Share, assuming dilution	$0.26	$0.28

Dividends per Share	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2009 and 2008

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2007	$10,974,293	$31,626,627	$(773,168)		$41,827,752
Comprehensive income:
Net income		1,008,506		$1,008,506	1,008,506
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of deferred income taxes of $113,989			221,272	221,272
Less: reclassification adjustments, net of tax benefit of $29,779			(57,806)	(57,806)

Other comprehensive income net of tax of $84,210				163,466	163,466

Total comprehensive income				$1,171,972

Effects of changing pension plan measurement date, pursuant to FAS 158, net of deferred income tax benefit of $12,437		(24,144)			(24,144)
Initial implementation of EITF 06-4, net of income tax benefit of $6,433		(12,487)			(12,487)
Cash dividends ($.20 per share)		(713,662)			(713,662)
Acquisition of 2,680 shares of common stock	(8,388)	(37,515)			(45,903)
Amortization of unearned compensation, restricted stock awards		77,012			77,012
Restricted Stock forfeiture		(13,971)			(13,971)
Issuance of common stock — nonvested shares (9,763 shares)	30,558	(30,558)			—
Exercise of stock options	59,239	128,277			187,516

Balance, March 31, 2008	$11,055,702	$32,008,085	$(609,702)		$42,454,085

Balance, December 31, 2008	$11,036,687	$32,668,530	$(2,217,280)		$41,487,937
Comprehensive income:
Net income		922,909		922,909	922,909
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit of $535,793			(1,040,068)	(1,040,068)	(1,040,068)

Total comprehensive income				(117,159)

Cash dividends ($.20 per share)		(719,307)			(719,307)
Amortization of unearned compensation, restricted stock awards		85,289			85,289
Issuance of common stock — nonvested shares (10,585 shares)	33,131	(33,131)			—
Exercise of stock options	27,293	54,484			81,777

Balance, March 31, 2009	$11,097,111	$32,978,774	$(3,257,348)		$40,818,537

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net income	$922,909	$1,008,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,179	234,083
Provision for loan losses	200,000	456,000
Loss on sale of other real estate	135,759	—
(Gain) on sale of securities	—	(87,585)
Amortization (accretion) of security premiums, net	(12,714)	32,498
Amortization of unearned compensation, net of forfeiture	85,289	63,041
Changes in assets and liabilities:
Decrease in other assets	356,014	468,532
(Decrease) increase in other liabilities	254,812	(633,176)

Net cash provided by operating activities	2,145,248	1,541,899

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	—	9,078,470
Proceeds from maturities, calls and principal payments of securities available for sale	1,773,795	1,057,190
Purchase of securities available for sale	(2,978)	(10,996,072)
Purchase of premises and equipment	(592,101)	(1,672,601)
(Purchase) proceeds from sale of other bank stock	(719,900)	(392,300)
Net (increase) decrease in loans	(8,870,845)	(3,320,994)
Proceeds from sale of other real estate owned	869,626	—

Net cash provided by (used in) investing activities	(7,542,403)	(6,246,307)

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(1,069,027)	(12,977,334)
Net (decrease) increase in certificates of deposit	17,056,272	(1,474,780)
Federal Home Loan Bank advances	80,000,000	20,000,000
Federal Home Loan Bank principal repayments	(65,000,000)	(10,000,000)
Purchase of federal funds	(18,275,000)	5,000,000
Cash dividends paid on common stock	(719,307)	(713,662)
Issuance of common stock	81,777	187,516
Acquisition of common stock	—	(45,903)

Net cash provided by financing activities	12,074,715	(24,163)

Increase (decrease) in cash and cash equivalents	6,677,560	(4,728,571)

Cash and Cash Equivalents
Beginning	11,023,162	19,552,174

Ending	$17,700,722	$14,823,603

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$1,967,496	$2,723,453

Income taxes	$—	$—

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net of tax effect	$(1,040,068)	$163,466

FAS 158 Pension Liability Implementation Adjustment, net of tax effect	$—	$(24,144)

Implementation of EITF 06-4, net of tax effect	$—	$(12,487)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. General
The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2009 and December 31, 2008 and the results of operations for the three months ended March 31, 2009 and 2008. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year.
Note 2. Securities
The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	March 31, 2009

Obligations of U.S. Government corporations and agencies	$23,451,199	$750,530	$—	$24,201,729
Obligations of states and political subdivisions	5,574,990	60,253	(53,076)	5,582,167
Corporate Bonds	6,000,000	—	(4,758,940)	1,241,060
Mutual Funds	306,867	—	(2,833)	304,034
FHLMC Preferred Bank Stock	18,500	—	(9,800)	8,700
Restricted investments:
Federal Home Loan Bank Stock	3,625,700	—	—	3,625,700
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
Silverton Bank Stock	112,920	—	—	112,920

	$39,239,176	$810,783	$(4,824,649)	$35,225,310

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2008

Obligations of U.S. Government corporations and agencies	$25,212,561	$561,884	$(2,030)	$25,772,415
Obligations of states and political subdivisions	5,574,709	29,033	(146,019)	5,457,723
Corporate Bonds	6,000,000	—	(2,861,903)	3,138,097
Mutual Funds	303,889	—	(5,969)	297,920
FHLMC Preferred Bank Stock	18,500	—	(13,000)	5,500
Restricted investments:
Federal Home Loan Bank Stock	2,905,800	—	—	2,905,800
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
Silverton Bank Stock	112,920	—	—	112,920

	$40,277,379	$590,917	$(3,028,921)	$37,839,375

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2009
	Amortized	Fair
	Cost	Value
Due in one year or less	$—
Due after one year through five years	921,958	932,512
Due after five years through ten years	9,715,436	9,976,579
Due after ten years	24,388,815	20,115,885
Equity securities	4,212,967	4,200,334

	$39,239,176	$35,225,310

There were no impairment losses on securities in the quarters ended March 31, 2009 or March 31, 2008. Subsequent to March 31, 2009, the Company determined that its investment in Silverton Bank stock was impaired. An impairment loss of $112,920 will be recognized in the June 30, 2009 quarter.
For the quarter ended March 31, 2008, gross realized gains from sales of securities available for sale amounted to $87,585. The proceeds from the sale of these securities, including the realized gain, amounted to $9.1 million. The tax expense applicable to this net realized gain amounted to $29,779. There were no securities sold in the quarter ended March 31, 2009.
The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008, respectively.

March 31, 2009	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,990,531	(46,582)	402,768	(6,494)	2,393,299	(53,076)
Corporate Bonds			1,241,060	(4,758,940)	1,241,060	(4,758,940)

Subtotal, debt securities	1,990,531	(46,582)	1,643,828	(4,765,434)	3,634,359	(4,812,016)
Mutual Funds	—	—	304,034	(2,833)	304,034	(2,833)
FHLMC Preferred Bank Stock	8,700	(9,800)	—	—	8,700	(9,800)

Total temporary impaired securities	$1,999,231	$(56,382)	$1,947,862	$(4,768,267)	$3,947,093	$(4,824,649)

December 31, 2008	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$785,744	$(2,030)	$—	$—	785,744	$(2,030)
Obligations of states and political subdivisions	4,181,657	(146,019)			4,181,657	(146,019)
Corporate Bonds			3,138,097	(2,861,903)	3,138,097	(2,861,903)

Subtotal, debt securities	4,967,401	(148,049)	3,138,097	(2,861,903)	8,105,498	(3,009,952)

Mutual Funds	—	—	297,920	(5,969)	297,920	(5,969)
FHLMC Preferred Bank Stock	5,500	(13,000)	—	—	5,500	(13,000)

Total temporary impaired securities	$4,972,901	$(161,049)	$3,436,017	$(2,867,872)	$8,408,918	$(3,028,921)

The nature of securities which are temporarily impaired for a continuous 12 month period or more at March 31, 2009 can be segregated into three groups:
The first group consists of four corporate bonds with a cost basis totaling $6.0 million and a temporary loss of approximately $4.8 million. The method for valuing these four corporate bonds came from Moody’s Analytics. Moody’s Analytics employs a two step discounted cashflow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 50 different financial institutions. They have an estimated maturity of 26 years, but can be called at par on the five year anniversary, which already passed in 2008 for two bonds, and will occur in June and September 2009 for the other two bonds. If not called, the bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”). These bonds are current, they have sufficient collateralization and cash flow projections to satisfy the cash flow portion of the Other Than Temporary Impairment test under Emerging Issues Task Force No. 99-20-1 as of March 31, 2009, and the Company has the ability to hold these bonds to maturity. Additional information regarding each of the pooled trust preferred securities as of March 31, 2009 follows:

						Estimate in amount
						of additional
						deferrals/defaults
		Percent of	Percent of	Percent of		before temporary
		Underlying	Underlying	Underlying	Current	or permanent
		Collateral	Collateral in	Collateral in	Moody’s	shortfall in
Cost	Fair Value	Performing	Deferral	Default	Rating	cashflow
$1,000,000	205,129	82.1%	15.0%	2.9%	Ca	7%
2,000,000	400,849	89.7%	9.7%	0.6%	Ca	14%
2,000,000	517,962	91.0%	9.0%	0.0%	Ca	8%
1,000,000	117,120	85.5%	9.4%	5.1%	Ca	2%
The second group consists of one municipal bond with a temporary loss of $6,494. This bond is current and has an A2 rating from Moody’s. The Company plans to hold it until maturity in 2021.
The third group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of approximately $2,833. The fund is a relatively small balance of the portfolio and the Company plans to hold it indefinitely.
The carrying value of securities pledged to secure deposits and for other purposes amounted to $24.7 million and $25.9 million at March 31, 2009 and December 31, 2008, respectively.

Note 3. Loans
A summary of the balances of loans follows:

	March 31,	December 31,
	2009	2008
	(Thousands)
Real estate loans:
Construction	$41,313	$38,037
Secured by farmland	1,281	1,293
Secured by 1 - to - 4 family residential	180,921	175,791
Other real estate loans	165,942	160,443
Commercial and industrial loans (not secured by real estate)	35,128	39,985
Consumer installment loans	14,255	15,695
All other loans	10,016	8,934

Total loans	$448,856	$440,178
Unearned income	(634)	(720)
Allowance for loan losses	(4,873)	(4,780)

Net loans	$443,349	$434,678

Of the $165.9 million in other real estate loans at March 31, 2009, $101.6 million were owner occupied. Of the $160.4 million in other real estate loans at December 31, 2008, $96.2 million were owner occupied.
Note 4. Allowance for Loan Losses
Analysis of the allowance for loan losses follows:

			Twelve Months
	Three Months	Three Months	Ended
	Ended March	Ended March	December 31,
	31, 2009	31, 2008	2008
Balance at beginning of year	$4,779,662	$4,185,209	$4,185,209
Provision for loan losses	200,000	456,000	3,227,269
Recoveries of loans previously charged-off	13,462	23,382	72,298
Loan losses charged-off	(120,553)	(468,627)	(2,705,114)

Balance at end of year	$4,872,571	$4,195,964	$4,779,662

Nonperforming assets consist of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Nonaccrual loans	$1,573	$1,208	$1,961
Restructured loans	—	—	—

Total nonperforming loans	$1,573	$1,208	$1,961
Other real estate owned	$2,029	3,034
Foreclosed property	36	33	64

Total nonperforming assets	$3,638	$4,275	$2,025

Allowance for loan losses to period end loans and other repossessed assets owned	1.08%	1.08%	1.01%

Non-performing assets to period end loans and other repossessed assets owned	0.81%	0.97%	0.49%

	March 31, 2009	December 31, 2008	March 31, 2008
Impaired loans for which an allowance has been provided	$1,629,725	$809,221	$2,966,225
Impaired loans for which no allowance has been provided	228,496	81,604	1,103,215

	$1,858,221	$890,825	$4,069,440

Allowance provided for impaired loans, included in the allowance for loan losses	$776,777	$720,395	$1,351,098

	Three Months	Twelve Months	Three Months
	Ended March 31,	Ended	Ended March 31,
	2009	December 31, 2008	2008
Average balance in impaired loans	$1,871,016	$1,308,909	$3,962,818

Interest income recognized on impaired loans	$14,757	$35,940	$34,119

Total loans past due 90 days or more and still accruing interest were $4,000 at March 31, 2009 and, $102,000, and $2.0 million on December 31, 2008, and March 31, 2008, respectively.
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
Total capital securities at March 31, 2009 and 2008 were $4,124,000 for both respective dates. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 6. Earnings Per Share
The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

	Three Months		Three Months
	Ended		Ended
	March 31, 2009		March 31, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,535,817	$0.26	3,515,475	$0.29

Effect of dilutive securities, stock-based awards	18,950		36,451

	3,554,767	$0.26	3,551,926	$0.28

Shares not included in the calculation above because their effects were not dilutive totaled 23,732 at March 31, 2009.
Note 7. Stock-Based Compensation
The Company has a stock-based compensation plan. Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment,” which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income.
The nonvested shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period over the next three years. Compensation expense for nonvested shares amounted to $85,289 and $63,041, net of forfeiture, for the three months ended March 31, 2009 and 2008, respectively.
The Company did not grant stock options during the three months ended March 31, 2009 or March 31, 2008.
A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan (collectively, the “Plans”) is presented below:

	Three Months Ended
	March 31, 2009
		Weighted
		Average	Average
	Number of	Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at January 1, 2009	77,180	$9.84
Granted	—
Exercised	(8,720)	9.38
Forfeited	—

Outstanding at March 31, 2009	68,460	$9.89

Exercisable at end of quarter	68,460	$9.89	$75,991

Weighted-average fair value per option of options granted during the year	—		`

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the March 31, 2009 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the changes in the market value of the Company’s stock.
The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $22,478 and $132,774, respectively.

A summary of the status of the Company’s nonvested shares is presented below:

	Three Months Ended
	March 31, 2009
		Weighted
	Number of	Average
	Shares	Price

Nonvested at January 1, 2009	38,219
Granted	23,500	$10.05
Vested	(10,585)

Nonvested at March 31, 2009	51,134

As of March 31, 2009, there was $485,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over an approximate period of 35 months.
Note 8. Employee Benefit Plan
The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008

Service cost	$62,707	$111,081
Interest cost	73,827	77,352
Expected return on plan assets	(65,029)	(149,050)
Amortization of transition (asset)	—	(4,745)
Amortization of prior service cost	—	1,942
Recognized net actuarial loss	—	—

Net periodic benefit cost	$71,505	$36,580

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that there were no contributions made to its pension plan in 2008. As of March 31, 2009, the pension plan required no additional contributions.
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
Defined benefit pension plan expenses are projected to be approximately $286,000 in 2009 and nothing due to curtailment going forward. Expenses for the 401(k) plan are projected to increase from $141,576 in 2008 to approximately $154,000 in 2009 and approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.

Note 9. Fair Value Measurement
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
SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009 Using Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
(In Thousands)	March 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$35,225	$33,984	$1,241	$—
Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States (“GAAP’). Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. The Company had no loans held for sale as of March 31, 2009.
Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.
Certain assets such as other real estate owned are measured the lower of cost or at fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of SFAS 157.
The following table summarizes the Company’s financial and non-financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at March 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In Thousands)	March 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans, net of reserve for losses	$853	—	$776	$77
Other real estate owned	$2,029	—	$2,029	—
The fair value is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the assets.

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
For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,596,537 shares of common stock, par value $3.13 per share, held by approximately 434 holders of record on March 31, 2009. The Bank has eight full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore and Bealeton. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased properties in Bristow, Virginia and Haymarket, Virginia, where it plans to build its ninth and tenth full-service branch offices, respectively, scheduled to open during 2009 and 2010.
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
The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Infinex Investments, Inc., a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. Bankers Insurance consists of a consortium of 36 Virginia community bank owners; Infinex is owned by 54 banks and banking associations in various states; and Bankers Title Shenandoah is owned by 17 Virginia community banks. On April 30, 2008, the Bank’s ownership of stock in BI Investments, LLC was exchanged for Infinex stock as part of a merger.
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
As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Please see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
As of March 31, 2009, the Company had total consolidated assets of $526.8 million, total loans net of allowance for loan losses of $443.3 million, total consolidated deposits of $416.3 million, and total consolidated shareholders’ equity of $40.8 million.

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
Net income of $923,000 for the first quarter of 2009, was an 8.5% decrease from the net income for the first quarter of 2008 of $1.01 million. Loans, net of reserve, totaling $443.3 million at March 31, 2009, increased 2.0% when compared with December 31, 2008, and increased 7.6% when compared with March 31, 2008. Deposits, totaling $416.3 million at March 31, 2009, increased 4.0% compared with year-end 2008, and increased 6.7% when compared with March 31, 2008. Assets under WMS management, totaling $237.2 million in market value at March 31, 2009, declined 18.5% from $291.2 million in market value at March 31, 2008, primarily due to the decline in valuations of common stock under management. For example, from March 31, 2008 to March 31, 2009, stocks measured in the Standard & Poors’ 500 index declined by approximately 39.7%.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase during the remainder of 2009 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.
Since the third quarter of 2008, the Bank has seen its competition for deposits increase significantly. The pricing of retail deposits, which traditionally has been at an interest rate less than the interest rate on a FHLB of Atlanta advance of similar term, has exceeded the corresponding FHLB rate by 50 to 100 basis points or more. The increased cost of deposits has resulted in less net interest income and a narrower net interest margin. The intensified competition for deposits is, for the most part, the result of liquidity and capitalization pressures faced by many of the large multi-state financial institutions who compete in the Bank’s market area.
The Bank’s non-performing assets totaled $3.6 million or 0.81% of total loans and real estate owned at March 31, 2009, as compared with $4.3 million or 0.97% of total loans and real estate owned at December 31, 2008, and $2.0 million or 0.49% of total loans at March 31, 2008. The provision for loan losses was $200,000 for the first quarter of 2009 compared with $456,000 for the first quarter of 2008. Loan chargeoffs, net of recoveries, totaled $107,000 or 0.02% of total average loans for the first three months of 2009, compared with $445,000 or 0.11% of total average loans for the first three months of 2008. The $256,000 decrease in the provision for loan losses from first quarter 2008 to first quarter 2009 was largely in response to the decline in non-performing assets since September 30, 2008. Total allowance for loan losses was $4.9 million or 1.08% of total loans and real estate-owned at March 31, 2009 compared with $4.8 million or 1.08% of loans at December 31, 2008.
Management seeks to continue the expansion of its branch network. The Bank has leased properties in Bristow, Virginia and Haymarket, Virginia, where it plans to build its ninth and tenth full-service branch offices, respectively, scheduled to open in 2009 and 2010. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its marketplace.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008
NET INCOME
Net income was $923,000 for the first quarter of 2009, an 8.5% decrease from the first quarter of 2008 net income of $1.01 million. Earnings per share on a fully diluted basis were $0.26 in 2009 compared to $0.28 in 2008. Profitability as measured by return on average assets decreased from 0.83% in the first quarter of 2008 to 0.72% for the same period in 2009. Profitability as measured by return on average equity decreased from 9.48% to 8.89% over the same respective quarters in 2008 and 2009. The decline in net income and the corresponding profitability measures was primarily due to the loss on the sale of other real estate owned and the increase in FDIC insurance, partially offset by a $224,000 increase in net interest income in the first quarter of 2009 compared with the first quarter of 2008.
NET INTEREST INCOME AND EXPENSE
Net interest income increased $224,000 or 4.8% to $4.91 million for the quarter ended March 31, 2009 from $4.69 million for the quarter ended March 31, 2008. The increase in net interest income was due to the impact of total average earning assets increasing 7.1% from $453.3 million during the first quarter of 2008 to $485.6 million during the first quarter of 2009. This was partially offset by the Company’s net interest margin decreasing from 4.15% in the first quarter of 2008 to 4.11% in the first quarter of 2009.
Total interest income decreased $488,000 or 6.7% to $6.79 million for the first quarter of 2009 from $7.27 million for the first quarter of 2008. This decrease was primarily due to the 76 basis point decrease in the yield on average assets from first quarter 2008 to first quarter 2009. This was partially offset by the increase in total average earning assets of $32.3 million.
The average yield on loans decreased to 5.79% for the first quarter of 2009 compared with 6.61% for the first quarter of 2008. Average loan balances increased $32.6 million or 7.9% from $410.6 million during the first quarter of 2008 to $443.2 million during the first quarter of 2009. The decline in rate, partially offset by the increase in loans outstanding, resulted in a $438,000 or 6.4% decrease in interest and fee income from loans for the first quarter of 2009 compared with the same period in 2008.
Average investment security balances increased $244,000 from $37.4 million in the first quarter of 2008 to $37.6 million in the first quarter of 2009. The tax-equivalent average yield on investments decreased from 5.02% for the first quarter of 2008 to 4.82% for the first quarter of 2009. Together, there was a decrease in interest and dividend income on security investments of $17,000 or 3.8%, from $439,000 for the first quarter of 2008 to $422,000 for the first quarter of 2009. This decrease was primarily due to the suspension of dividend income on FHLB of Atlanta stock during the first quarter of 2009. Interest income on deposits in other banks decreased $4,000 from first quarter 2008 to first quarter 2009. Interest income on federal funds sold decreased $29,000 from the first quarter of 2008 to the first quarter of 2009, reflecting a decline in the average balances from $4.4 million to $170,000.
Total interest expense decreased $712,000 or 27.6% from $2.58 million for the first quarter of 2008 to $1.87 million for the first quarter of 2009 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $515,000 or 24.8% from $2.07 million for the first quarter of 2008 to $1.56 million for the first quarter of 2009. Average Premium money market account balances decreased $22.7 million from first quarter 2008 to first quarter 2009, while their average rate decreased from 2.93% to 1.07% over the same period resulting in a decrease of $405,000 of interest expense for the first quarter of 2009. Average time deposit balances increased $48.8 million from first quarter of 2008 to the first quarter of 2009 while the average rate on time deposits decreased from 4.13% to 3.26% resulting in an increase of $143,000 in interest expense for the first quarter of 2009. Average NOW deposit balances decreased $10.1 million from the first quarter of 2008 to the first quarter of 2009, while the average rate on NOW accounts decreased from 1.27% to 0.43% resulting in a reduction of $189,000 in NOW interest expense for the first quarter of 2009.
Interest expense on federal funds purchased decreased $23,000 for the first quarter of 2009 when compared to the first quarter of 2008 due to the decline in the average fed funds rate from 4.36% to 0.86%, partially offset by the $1.8 million increase in average federal funds purchased. Interest expense on FHLB of Atlanta advances decreased $145,000 from the first quarter of 2008 to the first quarter of 2009 due to the decrease in the average rate paid on FHLB advances from 3.88% to 1.79%, partially offset by the increase in average FHLB advance balances of $17.5 million, The average rate on total interest-bearing liabilities decreased from 2.76% for the first quarter of 2008 to 1.86% for the first quarter of 2009.

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
AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$433,103	$6,264	5.80%	$401,352	$6,711	6.63%
Tax-exempt (1)	8,534	145	6.80%	7,347	133	7.17%
Nonaccrual (2)	1,530	—		1,877	—

Total Loans	443,167	6,409	5.79%	410,576	6,844	6.61%

Securities
Taxable	31,946	361	4.52%	31,927	381	4.77%
Tax-exempt (1)	5,672	93	6.57%	5,447	88	6.48%

Total securities	37,618	454	4.82%	37,374	469	5.02%

Deposits in banks	4,594	4	0.32%	982	8	3.25%
Federal funds sold	170	0.1	0.26%	4,389	29	2.60%

Total earning assets	485,550	6,867	5.67%	453,321	7,350	6.43%

Less: Reserve for loan losses	(4,883)			(4,165)
Cash and due from banks	7,529			15,542
Bank premises and equipment, net	8,857			7,465
Other assets	22,265			16,436

Total Assets	$519,318			$488,599

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$64,226			$66,716

Interest-bearing deposits
NOW accounts	75,465	81	0.43%	85,597	270	1.27%
Money market accounts	19,938	35	0.71%	24,581	89	1.45%
Premium money market accounts	51,940	138	1.07%	74,592	543	2.93%
Savings accounts	32,234	25	0.31%	30,442	34	0.45%
Time deposits	159,486	1,281	3.26%	110,797	1,138	4.13%

Total interest-bearing deposits	339,063	1,559	1.86%	326,009	2,074	2.56%

Federal funds purchased	4,914	10	0.86%	3,088	33	4.36%
Federal Home Loan Bank advances	59,556	267	1.79%	42,018	412	3.88%
Capital securities of subsidiary trust	4,124	36	3.48%	4,124	64	6.16%

Total interest-bearing liabilities	407,656	1,872	1.86%	375,239	2,583	2.76%

Other liabilities	5,346			3,863
Shareholders’ equity	42,090			42,781

Total Liabilities & Shareholders’ Equity	$519,318			$488,599

Net interest spread		$4,995	3.81%		$4,767	3.67%

Interest expense as a percent of average earning assets			1.56%			2.28%
Net interest margin			4.11%			4.15%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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
RATE / VOLUME VARIANCE
(In Thousands)
Three Months Ended March 31, 2009 Compared to
Three Months Ended March 31, 2008

		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$(447)	$525	(972)
Loans; tax-exempt (1)	12	22	(10)
Securities; taxable	(20)	3	(23)
Securities; tax-exempt (1)	5	4	1
Deposits in banks	(4)	30	(34)
Federal funds sold	(29)	(28)	(1)

Total Interest Income	(483)	556	(1,039)

INTEREST EXPENSE
NOW accounts	(189)	(32)	(157)
Money market accounts	(54)	(17)	(37)
Premium money market accounts	(405)	(165)	(240)
Savings accounts	(9)	3	(12)
Time deposits	143	501	(358)
Federal funds purchased and securities sold under agreements to repurchase	(23)	20	(43)
Federal Home Loan Bank advances	(146)	172	(318)
Capital securities of subsidiary trust	(28)	—	(28)

Total Interest Expense	(711)	482	(1,193)

Net Interest Income	$228	$74	$154

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $200,000 for the first quarter of 2009, compared with $456,000 for the first quarter of 2008. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
The $256,000 decrease in the provision for loan losses during the first quarter of 2009, compared to the same quarter one year earlier, was largely in response to the decline in loan charge-offs during the quarter ended March 31, 2009 and the decline in non-performing assets since September 30, 2008.

OTHER INCOME
Total other income decreased by $423,000 from $1.57 million for the first quarter of 2008 to $1.15 million in the first quarter of 2009. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. The decrease in other income primarily reflects the loss on sale of other real estate owned properties of $136,000, as well as declines in Wealth Management income and service charges on deposit accounts. In addition, there was an $88,000 gain on sale of investments during the first quarter of 2008 that did not recur in 2009.
Wealth Management income decreased $92,000 or 26.8% from the first quarter of 2008 to the first quarter of 2009, as assets under management declined from year to year, primarily due to the decline in overall stock market valuations. During the remainder of 2009, Wealth Management fees are projected to grow at a pace closer to the 3% to 5% growth seen in 2007, rather than the 27% decline seen in the first quarter of 2009 as well as the 9% decline in 2008, but further growth or decline in Wealth Management fees is significantly dependent on the growth or decline in value of the U.S. and international stock bond markets.
Service charges on deposit accounts decreased $101,000 or 14.3% to $607,000 for the first three months of 2009 compared to one year earlier. Due to changes in economic conditions and consumer confidence, it appears that customer’s usage of various deposit services has significantly lessened. Whether this is a temporary cyclical change, or a more permanent structural change is difficult to determine at this point in time.
Other service charges, commissions and fees decreased $6,000 or 1.4% from $428,000 in first quarter 2008 to $422,000 in first quarter 2009. Also included in other service charges, commissions, and income is Bank Owned Life Insurance (“BOLI’) income, which was $100,000 during the first quarter of 2009 compared with $102,000 one year earlier. Total BOLI was $10.5 million at March 31, 2009, compared with $10.1 million one year earlier.
OTHER EXPENSE
Total other expense increased $199,000 or 4.5% during the first quarter of 2009 compared with the first quarter of 2008. Salaries and employees’ benefits increased $27,000 or 1.1%, primarily due to an increase in pension expense associated with the defined benefit pension plan at December 31, 2009. Active full-time equivalent personnel totaled 147 at March 31, 2009 compared with 144 at March 31, 2008.
On December 20, 2007, the Company’s Board of Directors (“Board”) approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 the Board approved to replace the defined benefit pension plan with an enhanced 401(k) plan. Defined benefit pension plan expenses are projected to be approximately $286,000 in 2009, and nothing due to curtailment going forward. Expenses for the 401(k) plan are projected to increase from $141,576 in 2008 to approximately $154,000 in 2009 and approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.
The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. For the remainder of 2009, the Company projects the increase of approximately seven new full-time equivalent positions in addition to filling four currently vacant positions. These new positions are planned to staff the new branch office in Bristow. In 2010, the Company will increase full-time equivalent personnel in order to staff the branch office in Haymarket.
Net occupancy expense increased $25,000 or 8.7%, and furniture and equipment expense decreased $6,000 or 2.1%, from first quarter 2008 to first quarter 2009. The increase in occupancy expense primarily reflects rent expense due to the currently-leased View Tree branch.
Marketing expense decreased $49,000 or 29.3% from $170,000 for the first quarter of 2008 to $121,000 for the first quarter of 2009. This reduction primarily reflects timing differences of direct mail campaigns targeting both individual households and small businesses. Marketing expenses for all of 2009 are projected to be approximately the same as 2008.

Consulting expense, which includes legal and accounting professional fees, increased $55,000 or 19.7% in the first quarter of 2009 compared with the first quarter of 2008. This increase primarily reflects increased legal fees associated with real estate owned, and legal and other fees related to the 2009 annual meeting of shareholders and a contested election of directors related to the meeting.
Data processing expense increased $16,000 or 4.8% for the first quarter of 2009 compared with the same time period in 2008. The Bank outsources much of its data processing to a third-party vendor.
Other operating expenses increased $132,000 or 18.4% in the first quarter of 2009 compared with the first quarter of 2008. The increase in expense primarily reflects an increase in FDIC deposit insurance expense from $11,000 for the first three months of 2008 to $145,000 for the first three months of 2009. FDIC expense is projected to increase from $290,000 for all of 2008 to at least $580,000 for 2009, without taking into consideration any additional special assessment required by the FDIC.
INCOME TAXES
Income tax expense was $342,000 for the quarter ended March 31, 2009 compared with $399,000 for the quarter ended March 31, 2008. The effective tax rates were 27.0% and 28.3% for the first quarter of 2009 and 2008, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND DECEMBER 31, 2008
Total assets were $526.8 million at March 31, 2009 compared with $514.5 million at December 31, 2008, an increase of 2.4% or $12.3 million. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, total loans, other real estate owned, deposits, federal funds purchased, FHLB advances, and company-obligated mandatorily redeemable capital securities. Each of these categories is discussed below.
INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $8.1 million at March 31, 2009, reflecting an increase of $4.7 million from December 31, 2008. The increase in interest-bearing deposits in other banks was primarily due to the increase in cash held at the Federal Reserve. The higher balance at March 31, 2009 was in order to satisfy reserve requirements.
LOANS. Total net loan balance after allowance for loan losses was $443.3 million at March 31, 2009, which represents an increase of $8.7 million or 2.0% from $434.7 million at December 31, 2008. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.
OTHER REAL ESTATE OWNED. Other real estate owned declined by $1.0 million from December 31, 2008 and March 31, 2009 due to the sale of one property at a loss of $136,000. The loss was reflected in the consolidated statement of income for the quarter ended March 31, 2009.
DEPOSITS. For the three months ended March 31, 2009, total deposits increased by $16.0 million or 4.0% when compared with total deposits at December 31, 2008. Non-interest-bearing deposits decreased by $3.8 million and interest-bearing deposits increased by $19.8 million. Included in interest-bearing deposits at March 31, 2009 and December 31, 2008 were $44.1 million and $37.4 million, respectively of brokered deposits as defined by the Federal Reserve. Of the $44.1 million in brokered deposits, $34.1 million represent deposits of Bank customers, exchanged through the CDAR’s network. With the CDAR’s program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community. The decline in the Bank’s non-interest-bearing deposits and the increase in interest-bearing deposits during the first three months of 2009 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits in 2009 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

FEDERAL FUNDS PURCHASED and FEDERAL HOME LOAN BANK ADVANCES. Federal funds purchased decreased by $18.3 million, and where replaced primarily by FHLB of Atlanta advances, which increased by $15.0 million during the three months ended March 31, 2009.
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST (“capital securities”). On September 21, 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital.
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
Non-performing assets totaled $3.6 million or 0.81% of total loans and other real estate owned at March 31, 2009, compared with $4.3 million or 0.97% of total loans and other real estate owned at December 31, 2008, and $2.0 million, or 0.49% of total loans at March 31, 2008.
There were two loans, totaling $4,000, past due 90 days or more and still accruing interest at March 31, 2009 compared with $102,000 and $2.0 million on December 31, 2008 and March 31, 2008, respectively. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.
At March 31, 2009, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.
At March 31, 2009, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at March 31, 2009 was approximately 5.3% of loans to the hospitality industry (hotels, motels, inns, etc.). For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 entitled “We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.”

Based on recently enacted regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of March 31, 2009, construction and land loans were $42.4 million or 80.8% of the concentration limit. Commercial real estate loans, including construction and land loans, were $109.3 million or 208.2% of the concentration level.
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
As of March 31, 2009, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2009, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of March 31, 2009, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.
At March 31, 2009 and December 31, 2008, the Company exceeded its regulatory capital ratios, as set forth in the following table:
RISK BASED CAPITAL RATIOS
(Dollars in Thousands)

	March 31,	December 31,
	2009	2008

Tier 1 Capital:
Shareholders’ Equity	$40,819	$41,488
Plus: Unrealized loss on securities available for sale/FAS 158, net	3,257	2,217
Less: Unrealized loss on equity securities, net	(8)	(13)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	48,068	47,692

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,873	4,780

Total Capital:	52,941	52,472

Risk Weighted Assets:	$430,809	$419,265

Regulatory Capital Ratios:
Leverage Ratio	9.26%	9.37%
Tier 1 to Risk Weighted Assets	11.16%	11.38%
Total Capital to Risk Weighted Assets	12.29%	12.52%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $40.8 million at March 31, 2009 compared with $41.5 million at December 31, 2008 and $42.5 million at March 31, 2008. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, through which it repurchased no shares and 2,680 shares of stock during the first three months of 2009 and 2008, respectively.
Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $3.3 million at March 31, 2009 compared with $2.2 million at December 31, 2008. The decline in the accumulated other comprehensive loss was attributable to the increase in the unrealized loss on investment securities held available for sale.
As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, in 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of March 31, 2009, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”
The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, federal funds lines of credit with the Federal Reserve and other banks, and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank’s commitments to make loans and management’s assessment of the Bank’s ability to generate funds. Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Bank’s internal sources of such liquidity are deposits, loan and investment repayments, and securities available for sale. The Bank’s primary external sources of liquidity are federal funds lines of credit with the Federal Reserve Bank and other banks and advances from the FHLB of Atlanta.
Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $17.7 million at March 31, 2009 compared with $14.8 million at December 31, 2008. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $6.4 million was unpledged and readily salable at March 31, 2009. Futhermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $115.3 million at March 31, 2009 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $82.5 million. At March 31, 2009, $60.0 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.
Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operation of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2009 and December 31, 2008. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.
LIQUIDITY SOURCES AND USES
(Dollars in Thousands)

	March 31, 2009			December 31, 2008
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$82,540	$—	$82,540	$88,195	$18,275	$69,920
Federal Home Loan Bank advances	115,323	60,000	55,323	115,214	45,000	70,214
Federal funds sold	3,004		3,004
Securities, available for sale and unpledged at fair value			5,114			8,428

Total short-term funding sources			$145,981			$148,562

Uses:
Unfunded loan commitments and lending lines of credit			$89,979			$74,023
Letters of credit			6,873			5,366

Total potential short-term funding uses			$96,852			$79,389

Ratio of short-term funding sources to potential short-term funding uses			150.7%			187.1%
In addition to the outstanding commitments for use of liquidity displayed in the table above, the Bank will be utilizing approximately $5.2 million over the next twelve to thirty-nine months to build new branch offices in Haymarket and Bristow, as well as move and expand its ViewTree branch office.
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The effect that this provision of SFAS 158 had on The Company’s consolidated financial statement of condition for March 31, 2009 was a reduction in retained earnings of $24,000 and an increase in accrued benefit liabilities of $37,000.
RECENT ACCOUNTING PROUNCEMENTS
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The (Company/Bank) adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.
In April 2009, the FASB issued Financial Statement Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.
In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.
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
There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
As of March 31, 2009, management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that it maintained effective internal control over the financial reporting as of March 31, 2009, based on those criteria, and the Company’s Chief Executive Officer and Chief Financial Officer can provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2008, has issued a report on the Company’s internal control over reporting as of December 31, 2008. The report, which states an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2008, is incorporated for reference in the Company’s Annual Report on 10-K for the year ended December 31, 2008 in Item 8 under the heading “Report of Independent Public Accounting Firm.”
No changes were made in management’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, management’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject to that, in the opinion of management, may materially impact the financial condition of either the Company or the Bank.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors faced by the Company from those disclosed in Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 15, 2009, the Board authorized the Company to repurchase up to 106,929 shares (3% of common stock outstanding on January 1, 2009) beginning January 1, 2009 and continuing until the next Board reset. No shares were repurchased during the first quarter ended March 31, 2009.
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
Dated: May 6, 2009

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: May 6, 2009