Form 10-Q
period 2009-06-30
FAUQUIER BANKSHARES, INC.
filed 2009-08-07
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☑
The registrant had 3,596,537 shares of common stock outstanding as of August 5, 2009.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,964,168	$7,698,661
Interest-bearing deposits in other banks	4,433,033	3,324,501
Federal funds sold	11,043	—
Securities available for sale	36,385,418	37,839,375
Loans, net of allowance for loan losses of $5,090,838 in 2009 and $4,779,662 in 2008	452,132,379	434,678,433
Bank premises and equipment, net	11,006,374	8,621,217
Accrued interest receivable	1,424,287	1,549,597
Other real estate owned	2,029,085	3,034,470
Other assets	18,448,587	17,768,978

Total assets	$530,834,374	$514,515,232

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	57,784,661	69,065,944
Interest-bearing:
NOW accounts	75,117,520	74,555,901
Savings and money market accounts	109,280,344	102,810,758
Time certificates of deposit	170,418,126	153,861,028

Total interest-bearing	354,815,990	331,227,687

Total deposits	412,600,651	400,293,631

Federal funds purchased	21,800,000	18,275,000
Federal Home Loan Bank advances	45,000,000	45,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	5,920,347	5,334,664
Commitments and contingencies	—	—

Total liabilities	489,444,998	473,027,295

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2009: 3,596,537 shares (includes nonvested shares of 51,134); 2008: 3,564,317 shares (includes nonvested shares of 38,219)	11,097,111	11,036,687
Retained earnings	33,049,924	32,668,530
Accumulated other comprehensive income (loss), net	(2,757,659)	(2,217,280)

Total shareholders’ equity	41,389,376	41,487,937

Total liabilities and shareholders’ equity	$530,834,374	$514,515,232

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

	2009	2008
Interest Income
Interest and fees on loans	$6,486,153	$6,590,186
Interest and dividends on securities available for sale:
Taxable interest income	315,979	334,172
Interest income exempt from federal income taxes	57,925	58,187
Dividends	15,765	70,118
Interest on federal funds sold	49	4,452
Interest on deposits in other banks	3,309	4,488

Total interest income	6,879,180	7,061,603

Interest Expense
Interest on deposits	1,440,997	1,649,515
Interest on federal funds purchased	12,400	29,872
Interest on Federal Home Loan Bank advances	229,694	469,438
Distribution on capital securities of subsidiary trusts	29,385	45,463

Total interest expense	1,712,476	2,194,288

Net interest income	5,166,704	4,867,315

Provision for loan losses	360,000	834,000

Net interest income after provision for loan losses	4,806,704	4,033,315

Other Income
Wealth management income	245,588	331,821
Service charges on deposit accounts	718,944	751,368
Other service charges, commissions and income	414,082	664,000
(Loss) on impairment of securities	(166,388)	(125,000)
Gain on sale of other real estate owned	—	28,718

Total other income	1,212,226	1,650,907

Other Expenses
Salaries and benefits	2,330,671	2,298,802
Net occupancy expense of premises	318,242	347,931
Furniture and equipment	268,831	285,035
Marketing expense	187,380	155,854
Legal, audit, and consulting expense	476,961	260,707
Data processing expense	325,429	329,697
Other operating expenses	1,115,722	717,362

Total other expenses	5,023,236	4,395,388

Income before income taxes	995,694	1,288,834

Income tax expense	272,013	346,420

Net Income	$723,681	$942,414

Earnings per Share, basic	$0.20	$0.27

Earnings per Share, assuming dilution	$0.20	$0.26

Dividends per Share	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2009 and 2008

	2009	2008
Interest Income
Interest and fees on loans	$12,846,384	$13,388,785
Interest and dividends on securities available for sale:
Taxable interest income	672,142	661,678
Interest income exempt from federal income taxes	119,386	116,411
Dividends	20,228	123,120
Interest on federal funds sold	156	33,293
Interest on deposits in other banks	6,978	12,546

Total interest income	13,665,274	14,335,833

Interest Expense
Interest on deposits	2,999,773	3,723,725
Interest on federal funds purchased	22,846	63,359
Interest on Federal Home Loan Bank advances	496,361	881,475
Distribution on capital securities of subsidiary trusts	65,220	109,705

Total interest expense	3,584,200	4,778,264

Net interest income	10,081,074	9,557,569

Provision for loan losses	560,000	1,290,000

Net interest income after provision for loan losses	9,521,074	8,267,569

Other Income
Wealth management income	497,044	675,237
Service charges on deposit accounts	1,326,120	1,459,965
Other service charges, commissions and income	836,270	1,092,981
Gain on sale of securities	—	87,585
(Loss) on impairment of securities	(166,388)	(125,000)
Gain (Loss) on sale of other real estate owned	(135,759)	28,718

Total other income	2,357,287	3,219,486

Other Expenses
Salaries and benefits	4,685,610	4,627,026
Net occupancy expense of premises	625,309	630,326
Furniture and equipment	549,281	571,542
Advertising expense	308,358	325,596
Legal, audit, and consulting expense	812,904	541,388
Data processing expense	673,923	662,342
Other operating expenses	1,962,818	1,432,762

Total other expenses	9,618,203	8,790,982

Income before income taxes	2,260,158	2,696,073

Income tax expense	613,568	745,153

Net Income	$1,646,590	$1,950,920

Earnings per Share, basic	$0.46	$0.55

Earnings per Share, assuming dilution	$0.46	$0.55

Dividends per Share	$0.40	$0.40

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2009 and 2008

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2007	$10,974,293	$31,626,627	$(773,168)		$41,827,752
Comprehensive income:
Net income		1,950,920		$1,950,920	1,950,920
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of tax benefit of $414,444				(804,508)
Add: reclassification adjustments, net of tax benefit of $12,721				24,694

Other comprehensive income net of tax of $401,723			(779,814)	(779,814)	(779,814)

Total comprehensive income				$1,171,106

Effects of changing pension plan measurement date, pursuant to FAS 158, net of deferred income tax benefit of $12,437		(24,144)			(24,144)
Initial implementation of EITF 06-4, net of income tax benefit of $6,433		(12,487)			(12,487)
Cash dividends ( $.40 per share)		(1,427,573)			(1,427,573)
Acquisition of 4,293 shares of common stock	(13,437)	(62,725)			(76,162)
Amortization of unearned compensation, restricted stock awards		175,275			175,275
Restricted Stock forfeiture		(49,604)			(49,604)
Issuance of common stock — nonvested shares (9,763 shares)	30,558	(30,558)			—
Exercise of stock options	59,220	128,300			187,520

Balance, June 30, 2008	$11,050,634	$32,274,031	$(1,552,982)		$41,771,683

Balance, December 31, 2008	$11,036,687	$32,668,530	$(2,217,280)		$41,487,937
Comprehensive income:
Net income		1,646,590		1,646,590	1,646,590
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit of $334,949				(650,195)
Add: reclassification adjustments, net of tax benefit of $56,572				109,816

Other comprehensive income net of tax of $278,377			(540,379)	(540,379)	(540,379)

Total comprehensive income				1,106,211

Cash dividends ( $.40 per share)		(1,438,615)			(1,438,615)
Amortization of unearned compensation, restricted stock awards		152,063			152,063
Issuance of common stock — nonvested shares (10,585 shares)	33,131	(33,131)			—
Exercise of stock options	27,293	54,487			81,780

Balance, June 30, 2009	$11,097,111	$33,049,924	$(2,757,659)		$41,389,376

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net income	$1,646,590	$1,950,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404,070	466,498
Provision for loan losses	560,000	1,290,000
Loss on sale of other real estate	135,759	—
Loss on impairment of securities	166,388	125,000
(Gain) on sale of securities	—	(87,585)
Amortization (accretion) of security premiums, net	(20,186)	(3,185)
Amortization of unearned compensation, net of forfeiture	152,063	125,670
Changes in assets and liabilities:
(Increase) decrease in other assets	(275,387)	26,593
(Decrease) increase in other liabilities	585,683	(548,485)

Net cash provided by operating activities	3,354,980	3,345,426

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	—	9,078,470
Proceeds from maturities, calls and principal payments of securities available for sale	4,804,868	2,472,159
Purchase of securities available for sale	(3,596,504)	(13,962,499)
Purchase of premises and equipment	(2,789,227)	(1,771,104)
(Purchase) proceeds from sale of other bank stock	(719,900)	(1,292,300)
Net (increase) decrease in loans	(18,013,946)	(17,316,978)
Proceeds from sale of other real estate owned	869,626	—

Net cash provided by (used in) investing activities	(19,445,083)	(22,792,252)

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(4,250,078)	(10,351,899)
Net (decrease) increase in certificates of deposit	16,557,098	(5,966,100)
Federal Home Loan Bank advances	150,000,000	65,000,000
Federal Home Loan Bank principal repayments	(150,000,000)	(35,000,000)
Purchase of federal funds, net	3,525,000	—
Cash dividends paid on common stock	(1,438,615)	(1,427,573)
Issuance of common stock	81,780	187,521
Acquisition of common stock	—	(76,161)

Net cash provided by financing activities	14,475,185	12,365,788

(Decrease) in cash and cash equivalents	(1,614,918)	(7,081,038)

Cash and Cash Equivalents
Beginning	11,023,162	19,552,174

Ending	$9,408,244	$12,471,136

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$3,726,758	$5,006,550

Income taxes	$635,000	$380,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized (loss) on securities available for sale, net of tax effect	$(540,379)	$(804,508)

FAS 158 Pension Liability Implementation Adjustment, net of tax effect	$—	$(24,144)

Implementation of EITF 06-4, net of tax effect	$—	$(12,487)

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. General
The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2009 and December 31, 2008 and the results of operations for the three and six months ended June 30, 2009 and 2008. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year.
Note 2. Securities
The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2009

Obligations of U.S. Government corporations and agencies	$24,024,239	$687,302	$(2,285)	$24,709,256
Obligations of states and political subdivisions	5,569,318	21,800	(144,954)	5,446,164
Corporate Bonds	5,946,532	—	(3,807,939)	2,138,593
Mutual Funds	308,890	—	(3,685)	305,205
FHLMC Preferred Bank Stock	18,500	—	(7,000)	11,500
Restricted investments:
Federal Home Loan Bank Stock	3,625,700	—	—	3,625,700
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000

	$39,642,179	$709,102	$(3,965,863)	$36,385,418

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2008

Obligations of U.S. Government corporations and agencies	$25,212,561	$561,884	$(2,030)	$25,772,415
Obligations of states and political subdivisions	5,574,709	29,033	(146,019)	5,457,723
Corporate Bonds	6,000,000	—	(2,861,903)	3,138,097
Mutual Funds	303,889	—	(5,969)	297,920
FHLMC Preferred Bank Stock	18,500	—	(13,000)	5,500
Restricted investments:
Federal Home Loan Bank Stock	2,905,800	—	—	2,905,800
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
Silverton Bank Stock	112,920	—	—	112,920

	$40,277,379	$590,917	$(3,028,921)	$37,839,375

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2009
	Amortized	Fair
	Cost	Value
Due in one year or less	$576,038	$584,367
Due after one year through five years	191,864	197,199
Due after five years through ten years	9,946,551	10,186,570
Due after ten years	24,825,636	21,325,877
Equity securities	4,102,090	4,091,405

	$39,642,179	$36,385,418

During the three and six months ended June 30, 2009, the Company recognized a permanent impairment of $112,920 on its 50 shares of Silverton Bank common stock. No tax benefit has been recognized on this impairment loss. In addition, during the three and six months ended June 30, 2009, the Company recognized a permanent impairment of $53,468 on its investment in pooled trust preferred securities. A tax benefit of $18,179 has been recognized on this impairment loss.
During the three and six months ended June 30, 2008, the Bank recognized a permanent impairment of $125,000 on its 10,000 shares of Freddie Mac preferred stock. A tax benefit of $42,500 was recognized on this impairment loss during the quarter ended September 30, 2008.
There were no securities sold in the three and six months ended June 30, 2009, or for the three months ended June 30, 2008. For the six months ended June 30, 2008, gross realized gains from sales of securities available for sale amounted to $87,585. The proceeds from the sale of these securities, including the realized gain, amounted to $9.1 million. The tax expense applicable to this net realized gain amounted to $29,779.
The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008, respectively.

June 30, 2009	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$2,008,085	$(2,285)	$—	$—	$2,008,085	$(2,285)
Obligations of states and political subdivisions	2,283,202	(62,705)	2,079,715	(82,249)	4,362,917	(144,954)
Corporate Bonds			2,138,593	(3,807,939)	2,138,593	(3,807,939)

Subtotal, debt securities	4,291,287	(64,990)	4,218,308	(3,890,188)	8,509,595	(3,955,178)

Mutual Funds	—	—	305,205	(3,685)		(3,685)
FHLMC Preferred Bank Stock	11,500	(7,000)	—	—	11,500	(7,000)

Total temporary impaired securities	$4,302,787	$(71,990)	$4,523,513	$(3,893,873)	$8,521,095	$(3,965,863)

December 31, 2008	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$785,744	$(2,030)	$—	$—	785,744	$(2,030)
Obligations of states and political subdivisions	4,181,657	(146,019)	—	—	4,181,657	(146,019)
Corporate Bonds			3,138,097	(2,861,903)	3,138,097	(2,861,903)

Subtotal, debt securities	4,967,401	(148,049)	3,138,097	(2,861,903)	8,105,498	(3,009,952)

Mutual Funds	—	—	297,920	(5,969)	297,920	(5,969)
FHLMC Preferred Bank Stock	5,500	(13,000)	—	—	5,500	(13,000)

Total temporary impaired securities	$4,972,901	$(161,049)	$3,436,017	$(2,867,872)	$8,408,918	$(3,028,921)

The nature of securities which are temporarily impaired for a continuous 12 month period or more at June 30, 2009 can be segregated into three groups:
The first group consists of four corporate bonds with a cost basis totaling $5.95 million and a temporary loss of approximately $3.8 million. The method for valuing these four corporate bonds came from Moody’s Analytics. Moody’s Analytics employs a two step discounted cash-flow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 50 different financial institutions. They have an estimated maturity of 26 years, but can be called at par on the five year anniversary, which already passed for three bonds, and will occur in September 2009 for the other bond. If not called, the bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”). These bonds are current, they have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the Other Than Temporary Impairment (“OTTI”) test under Emerging Issues Task Force No. 99-20-1 as of June 30, 2009. Additional information regarding each of the pooled trust preferred securities as of June 30, 2009 follows:

						Estimate
						of additional
						deferrals/defaults
		Percent of	Percent of	Percent of		before temporary
		Underlying	Underlying	Underlying	Current	or permanent
Cost, net of		Collateral	Collateral in	Collateral in	Moody’s	shortfall in
OTTI loss	Fair Value	Performing	Deferral	Default	Rating	cashflow
$946,532	$250,980	75.3%	21.9%	2.8%	Ca	0.0%
2,000,000	846,328	85.6%	13.9%	0.5%	Ca	13.5%
2,000,000	806,979	89.3%	9.6%	1.1%	Ca	16.1%
1,000,000	234,306	82.7%	12.3%	5.0%	Ca	8.0%
The second group consists of five municipal bonds totaling $2.1 million with a temporary loss of $82,000. These bonds are current and all have investment grade credit ratings ranging from A2 to Baa1 from Standard & Poors and/or Moody’s. The Company plans to hold them until their respective maturities in 2020 and 2021.
The third group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of approximately $4,000. The fund is a relatively small balance of the portfolio and the Company plans to hold it indefinitely.
The carrying value of securities pledged to secure deposits and for other purposes amounted to $23.8 million and $25.9 million at June 30, 2009 and December 31, 2008, respectively.

Note 3. Loans
             A summary of the balances of loans follows:

	June 30,	December 31,
	2009	2008
	(Thousands)
Real estate loans:
Construction	$41,899	$38,037
Secured by farmland	1,268	1,293
Secured by 1 - to - 4 family residential	182,800	175,791
Other real estate loans	172,559	160,443
Commercial and industrial loans (not secured by real estate)	39,406	39,985
Consumer installment loans	13,151	15,695
All other loans	6,979	8,934

Total loans	$458,062	$440,178
Unearned income	(839)	(720)
Allowance for loan losses	(5,091)	(4,780)

Net loans	$452,132	$434,678

Of the $172.5 million in other real estate loans at June 30, 2009, $101.7 million were owner occupied. Of the $160.4 million in other real estate loans at December 31, 2008, $96.2 million were owner occupied.
Note 4. Allowance for Loan Losses
     Analysis of the allowance for loan losses follows:

			Twelve Months
	Six Months	Six Months	Ended
	Ended June 30,	Ended June 30,	December 31,
	2009	2008	2008
Balance at beginning of year	$4,779,662	$4,185,209	$4,185,209

Provision for loan losses	560,000	1,290,000	3,227,269

Recoveries of loans previously charged-off	45,203	30,629	72,298

Loan losses charged-off	(294,028)	(1,186,532)	(2,705,114)

Balance at end of year	$5,090,837	$4,319,306	$4,779,662

     Nonperforming assets consist of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2009	2008	2008
Nonaccrual loans	$1,139	$1,208	$2,956
Restructured loans	—	—	—

Total nonperforming loans	$1,139	$1,208	$2,956
Other real estate owned	2,029	3,034	—
Foreclosed property	51	33	56

Total nonperforming assets	$3,219	$4,275	$3,012

Allowance for loan losses to period end loans	1.11%	1.08%	1.02%
Non-performing assets to period end loans and repossessed assets owned	0.70%	0.97%	0.70%
Non-performing assets to period end total assets	0.61%	0.81%	0.60%

	June 30, 2009	December 31, 2008	June 30, 2008
Impaired loans for which an allowance has been provided	$2,080,567	$809,221	$1,407,864
Impaired loans for which no allowance has been provided	180,361	81,604	2,160,361

	$2,260,928	$890,825	$3,568,225

Allowance provided for impaired loans, included in the allowance for loan losses	$1,080,071	$720,395	$1,136,167

	Three Months	Twelve Months	Three Months
	Ended June 30,	Ended	Ended June 30,
	2009	December 31, 2008	2008
Average balance in impaired loans	$2,278,436	$1,308,909	$3,842,355

Interest income recognized on impaired loans	$42,231	$35,940	$89,152

Total loans past due 90 days or more and still accruing interest were $780,000 at June 30, 2009, and $102,000 and $9,000 on December 31, 2008 and June 30, 2008, respectively. Of the $780,000 at June 30, 2009, $774,000 consisted of five separate lending relationships, ranging from $320,000 to $22,000. These loans were well collateralized and/or were in the process of collection at June 30, 2009.
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
Total capital securities at June 30, 2009 and December 31, 2008 were $4,124,000 for both respective dates. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.
Note 6. Earnings Per Share
The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

	Three Months		Three Months
	Ended		Ended
	June 30, 2009		June 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic earnings per share	3,596,537	$0.20	3,531,310	$0.27

Effect of dilutive securities, stock-based awards	9,992		32,516

	3,606,529	$0.20	3,563,826	$0.26

	Six Months		Six Months
	Ended		Ended
	June 30, 2009		June 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic earnings per share	3,588,845	$0.46	3,523,392	$0.55

Effect of dilutive securities, stock-based awards	7,324		34,483

	3,596,169	$0.46	3,557,875	$0.55

Shares not included in the calculation above because their effects were not dilutive totaled 23,732 at June 30, 2009 and no shares were excluded at June 30, 2008.
Note 7. Stock-Based Compensation
The Company’s 2009 Stock Incentive Plan (“Plan”) provides for the granting of incentive stock options, restricted stock, and phantom stock units to key employees. The Plan replaced the Omnibus Stock Ownership and Long Term Incentive Plan filed with the Securities and Exchange Commission on October 15, 2002, and became effective on May 19, 2009 after shareholders approved the plan at the annual meeting of shareholders. The Plan makes available 350,000 shares, which may be awarded to directors and employees of the Company in the form of equity-based awards.
Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment,” which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income.
The non-vested shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period over the next three years. Compensation expense for non-vested shares amounted to $66,774 and $63,401, net of any forfeiture, for the three months ended June 30, 2009 and 2008, respectively. Compensation expense for non-vested shares amounted to $152,063 and $125,671, net of any forfeiture, for the six months ended June 30, 2009 and 2008, respectively.
The Company did not grant stock options during the six months ended June 30, 2009 or June 30, 2008.

A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan (collectively, the “Plans”) is presented below:

		Six Months Ended
		June 30, 2009
		Weighted
		Average	Average
	Number of	Exercise	Intrinsic
	Shares	Price	Value (1)

Outstanding at January 1, 2009	77,180	$9.84
Granted	—
Exercised	(8,720)	9.38
Expired	(3,980)	9.75

Outstanding at June 30, 2009	64,480	$9.89

Exercisable at end of quarter	64,480	$9.90	$290,651

Weighted-average fair value per option of options granted during the year	—
`

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the June 30, 2009 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the changes in the market value of the Company’s stock.
The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $22,478 and $132,774, respectively.
A summary of the status of the Company’s non-vested restricted shares is presented below:

	Six Months Ended
	June 30, 2009
		Weighted
	Number of	Average
	Shares	Price

Nonvested at January 1, 2009	38,219
Granted	23,500	$10.05
Vested	(10,585)

Nonvested at June 30, 2009	51,134

As of June 30, 2009, there was $418,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over an approximate period of 32 months.
The Company issued 15,050 non-vested phantom stock units at June 30, 2009. These units were awarded to members of senior management, and will fully vest on January 1, 2012 if certain Company earnings performance measures are achieved. When fully vested, each stock unit will be exchanged for one share of Fauquier Bankshares, Inc. common stock. For the three and six month periods ended June 30, 2009, $27,000 and $39,000, respectively, of expense was recognized related to the phantom stock units. As of June 30, 2009 approximately $184,000 of additional compensation cost related to non-vested phantom stock units are expected to be recognized over an approximate period of 30 months.
Note 8. Employee Benefit Plan
The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,
	2009	2008

Service cost	$62,707	$111,081
Interest cost	73,827	77,352
Expected return on plan assets	(65,839)	(149,050)
Amortization of transition (asset)	—	(4,745)
Amortization of prior service cost	—	1,942
Recognized net actuarial loss	—	—

Net periodic benefit cost	$70,695	$36,580

	Six Months Ended
	June 30,
	2009	2008

Service cost	$125,414	$222,162
Interest cost	147,654	154,704
Expected return on plan assets	(130,868)	(298,100)
Amortization of transition (asset)	—	(9,490)
Amortization of prior service cost	—	3,884
Recognized net actuarial loss	—	—

Net periodic benefit cost	$142,200	$73,160

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that there were no contributions made to its pension plan in 2008. As of June 30, 2009, the pension plan required no additional contributions.
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
Defined benefit pension plan expenses are projected to be approximately $285,000 in 2009 and nothing due to curtailment going forward. Expenses for the 401(k) plan are projected to increase from approximately $154,000 in 2009 to approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.
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
The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009 Using Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
(In Thousands)	June 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$36,385	$34,246	$2,139	$—
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. The Company had no loans held for sale as of June 30, 2009.
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
Certain assets such as other real estate owned are measured at fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of SFAS 157.
Fair values of financial instruments
The Company implemented FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” at June 30, 2009, which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and cash equivalents
The carrying amounts of cash and short-term instruments approximate fair value.
Securities
For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair values are based on quoted market prices for similar securities. See Note 2 “Securities” of the

Notes to Consolidated Financial Statements for further discussion on determining fair value for pooled trust preferred securities.
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
At June 30, 2009 and December 31, 2008, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and short-term investments	$9,397	$9,397	$11,023	$11,023
Federal funds sold	11	11	—	—
Securities	36,385	36,385	37,839	37,839
Loans, net	452,132	458,809	434,678	452,946
Accrued interest receivable	1,424	1,424	1,550	1,550

Financial liabilities:
Deposits	$412,601	$414,107	$400,294	$402,589
FHLB advances	45,000	45,521	45,000	46,037
Federal funds purchased	21,800	21,800	18,275	18,275
Company obligated mandatorily redeemable capital securities	4,124	2,571	4,124	3,116
Accrued interest payable	720	720	863	863
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
Note 10: Subsequent Events
The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 through August 7, 2009, the date these financial statements were issued.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company and the Bank, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the FDIC and the Board of Governors of the Federal Reserve System, the quality or composition of the Bank’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our plans to expand our branch network and increase our market share, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
CAUTIONARY STATEMENT REGARDING NON-GAAP MEASURES
This report contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management uses these “non-GAAP” measures in their analysis of the Corporation’s performance. The Company’s management believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. The Company’s management believes that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. Where incorporated into our disclosures, these non-GAAP measures will be clearly identified as such. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,596,537 shares of common stock, par value $3.13 per share, held by approximately 434 holders of record on June 30, 2009. The Bank has nine full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton and Bristow. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased property in Haymarket, Virginia, where it plans to build its tenth full-service branch offices, scheduled to open during 2010.
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
As of June 30, 2009, the Company had total consolidated assets of $530.8 million, total loans net of allowance for loan losses of $452.1 million, total consolidated deposits of $412.6 million, and total consolidated shareholders’ equity of $41.4 million.
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
Net income of $724,000 for the second quarter of 2009, was a 23.2% decrease from the net income for the second quarter of 2008 of $942,000. Net income of $1.65 million for the six months ending June 30, 2009, was a 15.6% decrease from the net income for the six months ending June 30, 2008 of $1.95 million. Loans, net of reserve, totaling $452.1 million at June 30, 2009, increased 4.0% when compared with December 31, 2008, and increased 6.4% when compared with June 30, 2008. Deposits, totaling $412.6 million at June 30, 2009, increased 3.1% compared with year-end 2008, and increased 6.3% when compared with June 30, 2008. Assets under WMS management, totaling $279.3 million in market value at June 30, 2009, declined 3.1% from $288.2 million in market value at June 30, 2008, due to the decline in valuations of common stock under management. For example, from June 30, 2008 to June 30, 2009, stocks measured in the Standard & Poors’ 500 index declined by approximately 28.5%.
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
The Bank’s non-performing assets totaled $3.2 million or 0.70% of total loans and repossessed assets, including real estate owned, at June 30, 2009, as compared with $4.3 million or 0.97% of total loans and repossessed assets at December 31, 2008, and $3.0 million or 0.70% of total loans and repossessed assets at June 30, 2008. The provision for loan losses was $560,000 for the first six months of 2009 compared with $1.29 million for the first six months of 2008. Loan chargeoffs, net of recoveries, totaled $249,000 or 0.06% of total average loans for the first six months of 2009, compared with $1.16 million or 0.28% of total average loans for the first six months of 2008. The $730,000 decrease in the provision for loan losses from the first six months of 2008 to the first six months of 2009 was largely in response to the $907,000 decline in net charge-offs for the respective six month periods, as well as the decline in non-performing assets since September 30, 2008. Total allowance for loan losses was $5.1 million or 1.11% of total loans at June 30, 2009 compared with $4.8 million or 1.08% of loans at December 31, 2008 and $4.3 million or 1.02% of loans at June 30, 2008.
Management seeks to continue the expansion of its branch network. The Bank has leased properties in Bristow, Virginia and Haymarket, Virginia, in order to build its ninth and tenth full-service branch offices, respectively. The Bristow office opened on July 13, 2009, and the Haymarket office is scheduled to open in late 2009 or early 2010. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its marketplace.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
NET INCOME
Net income was $724,000 for the second quarter of 2009, a 23.2% decrease from the second quarter of 2008 net income of $942,000. Earnings per share on a fully diluted basis were $0.20 in 2009 compared to $0.26 in 2008. Profitability as measured by return on average assets decreased from 0.76% in the second quarter of 2008 to 0.55% for the same period in 2009. Profitability as measured by return on average equity decreased from 8.80% to 7.02% over the same respective second quarters in 2008 and 2009. The decline in net income and the corresponding profitability measures was primarily due to the increase of $374,000 in FDIC insurance including a $240,000 “special assessment” at June 30, 2009, expenses of approximately $291,000 related to the contested election of directors at the 2009 annual meeting of shareholders (“proxy contest”), and the $113,000 loss on the impairment of the Company’s investment in Silverton Bank’s common stock. This was partially offset by a $299,000 increase in net interest income in the second quarter of 2009 compared with the second quarter of 2008, and a $474,000 reduction in provision for loan losses for the same time periods. The impact of the proxy contest on net income was approximately $192,000, net of tax benefit, or $0.053 per share on a fully diluted basis for the quarter. The impact of the $240,000 FDIC special assessment was approximately $158,000, net of tax benefit, or $0.044 per share on a fully diluted basis for the quarter. The impact of the $113,000 loss on the impairment of the investment in Silverton Bank’s common stock, having no corresponding tax benefit at this time, had the impact of approximately $0.031 per share on a fully diluted basis for the quarter.
The following table reconciles various non-GAAP adjustments to net income on a GAAP basis.

	(Dollars in Thousands)
	Before Taxes	Tax Expense	After Taxes	Per Fully-Diluted Share
For the Quarter Ended June 30, 2009

Net income on GAAP basis	$996	$272	$724	$0.201

Plus: Proxy contest expense	291	99	192	0.053

Plus: FDIC special assessment expense	240	82	158	0.044

Plus: Impairment loss on Silverton stock	113	0	113	0.031

Net income after non-GAAP adjustment items	$1,640	$453	$1,187	$0.329

Tax expense is computed using a federal tax rate of 34%, except for the loss on impairment of Silverton stock, which has no tax benefit at this time.

For Quarter ended
June 30, 2009
Return on Average Assets:
Net income on GAAP basis	0.55%
Net income after non-GAAP adjustment items	0.90%

For Quarter ended
June 30, 2009
Return on Average Equity:
Net income on GAAP basis	7.02%
Net income after non-GAAP adjustment items	11.52%
NET INTEREST INCOME AND EXPENSE
Net interest income increased $299,000 or 6.2% to $5.17 million for the quarter ended June 30, 2009 from $4.87 million for the quarter ended June 30, 2008. The increase in net interest income was partially due to the impact of total average earning assets increasing 6.0% from $462.4 million during the second quarter of 2008 to $490.3 million during the second quarter of 2009. In addition, the Company’s net interest margin increased from 4.22% in the second quarter of 2008 to 4.23% in the second quarter of 2009.
Total interest income decreased $182,000 or 2.6% to $6.88 million for the second quarter of 2009 from $7.06 million for the second quarter of 2008. This decrease was primarily due to the 47 basis point decrease in the yield on average assets from second quarter 2008 to second quarter 2009. This was partially offset by the increase in total average earning assets of $27.9 million.
The average yield on loans decreased to 5.76% for the second quarter of 2009 compared with 6.23% for the second quarter of 2008. Average loan balances increased $26.8 million or 6.4% from $422.5 million during the second quarter of 2008 to $449.3 million during the second quarter of 2009. The decline in rate, partially offset by the increase in loans outstanding, resulted in a $104,000 or 1.6% decrease in interest and fee income from loans for the second quarter of 2009 compared with the same period in 2008.
Average investment security balances decreased $4.0 million from $38.6 million in the second quarter of 2008 to $34.6 million in the second quarter of 2009. The tax-equivalent average yield on investments decreased from 5.11% for the second quarter of 2008 to 4.82% for the second quarter of 2009. Together, there was a decrease in interest and dividend income on security investments of $73,000 or 15.8%, from $462,000 for the second quarter of 2008 to $390,000 for the second quarter of 2009. This decrease was primarily due to the suspension of dividend income on FHLB of Atlanta stock for the second quarter of 2009. Interest income on deposits in other banks decreased $1,000 from second quarter 2008 to second quarter 2009. Interest income on federal funds sold decreased $4,000 from the second quarter of 2008 to the second quarter of 2009, reflecting a decline in the average balances from $549,000 to $75,000.
Total interest expense decreased $482,000 or 22.0% from $2.19 million for the second quarter of 2008 to $1.71 million for the second quarter of 2009 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $209,000 or 12.6% from $1.65 million for the second quarter of 2008 to $1.44 million for the second quarter of 2009. Average NOW deposit balances decreased $12.3 million from the second quarter of 2008 to the second quarter of 2009, while the average rate on NOW accounts decreased from 0.89% to 0.40% resulting in a reduction of $122,000 in NOW interest expense for the second quarter of 2009. Average money market account balances decreased $23.5 million from second quarter 2008 to second quarter 2009, while their average rate decreased from 1.94% to 0.79% over the same period resulting in a decrease of $315,000 of interest expense for the second quarter of 2009. Average time deposit balances increased $63.0 million from second quarter of 2008 to the second quarter of 2009 while the average rate on time deposits decreased from 3.66% to 2.86% resulting in an increase of $243,000 in interest expense for the second quarter of 2009.
Interest expense on federal funds purchased decreased $17,000 for the second quarter of 2009 when compared to the second quarter of 2008 due to the decline in the average fed funds rate from 2.45% to 1.28%, as well as the $1.0 million decrease in average federal funds purchased. Interest expense on FHLB of Atlanta advances decreased $240,000 from the second quarter of 2008 to the second quarter of 2009 due to the decrease in the average rate paid on FHLB advances from 3.51% to 1.61%, partially offset by the increase in average FHLB advance balances of $3.6 million, The average rate on total interest-bearing liabilities decreased from 2.29% for the second quarter of 2008 to 1.65% for the second quarter of 2009.
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
AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$439,302	$6,390	5.76%	$412,973	$6,498	6.24%
Tax-exempt (1)	8,450	146	6.84%	7,752	141	7.16%
Nonaccrual (2)	1,574	—		1,758	—

Total Loans	449,326	6,536	5.76%	422,483	6,639	6.23%

Securities
Taxable	29,187	329	4.51%	33,127	404	4.88%
Tax-exempt (1)	5,365	88	6.54%	5,446	88	6.47%

Total securities	34,552	417	4.82%	38,573	492	5.11%

Deposits in banks	6,397	3	0.20%	811	4	2.19%
Federal funds sold	75	0.1	0.25%	549	4	3.21%

Total earning assets	490,350	6,956	5.62%	462,416	7,139	6.13%

Less: Reserve for loan losses	(5,013)			(4,196)
Cash and due from banks	6,823			16,521
Bank premises and equipment, net	9,685			8,561
Other assets	21,633			16,587

Total Assets	$523,478			$499,889

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$63,575			$69,981

Interest-bearing deposits
NOW accounts	77,702	78	0.40%	89,958	200	0.89%
Money market accounts	70,406	138	0.79%	93,866	453	1.94%
Savings accounts	34,579	24	0.27%	31,893	38	0.47%
Time deposits	168,509	1,201	2.86%	105,466	959	3.66%

Total interest-bearing deposits	351,196	1,441	1.65%	321,183	1,650	2.07%

Federal funds purchased	3,900	12	1.28%	4,910	30	2.45%
Federal Home Loan Bank advances	56,464	230	1.61%	52,912	469	3.51%
Capital securities of subsidiary trust	4,124	29	2.82%	4,124	45	4.36%

Total interest-bearing liabilities	415,684	1,712	1.65%	383,129	2,194	2.29%

Other liabilities	2,875			3,700
Shareholders’ equity	41,344			43,079

Total Liabilities & Shareholders’ Equity	$523,478			$499,889

Net interest spread		$5,244	3.98%		$4,945	3.83%

Interest expense as a percent of average earning assets			1.40%			1.91%
Net interest margin			4.23%			4.22%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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
RATE / VOLUME VARIANCE
(In Thousands)
Three Months Ended June 30, 2009 Compared to
Three Months Ended June 30, 2008

		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME			—
Loans; taxable	$(108)	$414	(522)
Loans; tax-exempt (1)	5	13	(8)
Securities; taxable	(75)	(48)	(27)
Securities; tax-exempt (1)	—	(1)	1
Deposits in banks	(1)	28	(29)
Federal funds sold	(4)	(3)	(1)

Total Interest Income	(183)	403	(586)

INTEREST EXPENSE
NOW accounts	(122)	(27)	(95)
Money market accounts	(315)	(113)	(202)
Savings accounts	(14)	3	(17)
Time deposits	243	573	(330)
Federal funds purchased and securities			—
sold under agreements to repurchase	(18)	(6)	(12)
Federal Home Loan Bank advances	(239)	31	(270)
Capital securities of subsidiary trust	(16)	—	(16)

Total Interest Expense	(481)	461	(942)

Net Interest Income	$298	$(58)	$356

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $360,000 for the second quarter of 2009, compared with $834,000 for the second quarter of 2008. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
The $474,000 decrease in the provision for loan losses during the second quarter of 2009, compared to the same quarter one year earlier, was largely in response to the decline in loan charge-offs during the quarter ended June 30, 2009 compared to the previous year, and the decline in non-performing assets since September 30, 2008.
OTHER INCOME
Total other income decreased by $439,000 from $1.65 million for the second quarter of 2008 to $1.21 million in the second quarter of 2009. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. The decrease in other income primarily reflects the loss on impairment of the Company’s investment in

Silverton Bank’s common stock and in pooled trust preferred securities of $113,000 and $53,000, respectively, as well as declines in Wealth Management income and service charges on deposit accounts. In addition, during the second quarter of 2008, the Bank recognized a $217,000 gain due to the Bank’s ownership interest in Infinex, a full service broker/dealer. On April 30, 2008, Infinex merged with Bankers Investment Group, LLC. As part of the merger, equity was infused by the new participants, which in turn, recapitalized the Bank’s existing ownership position. There was no similar activity during the second quarter of 2009.
Wealth Management income decreased $86,000 or 26.0% from the second quarter of 2008 to the second quarter of 2009, as assets under management declined from year to year, primarily due to the decline in overall stock market valuations. During the remainder of 2009, Wealth Management fees are projected to grow at a pace closer to the 3% to 5% growth seen in 2007, rather than the 26% decline seen in the second quarter of 2009 or the 9% decline in 2008, but further growth or decline in Wealth Management fees is significantly dependent on the growth or decline in value of the U.S. and international stock and bond markets.
Service charges on deposit accounts decreased $32,000 or 4.3% to $719,000 for the three months ending June 30, 2009 compared to one year earlier. Due to changes in economic conditions and consumer confidence, it appears that customer’s usage of various deposit services has significantly lessened. Whether this is a temporary cyclical change, or a more permanent structural change is difficult to determine at this point in time.
Other service charges, commissions and fees decreased $249,000 or 37.6% from $664,000 in second quarter 2008 to $414,000 in second quarter 2009. During the second quarter of 2008, the Bank recognized a $217,000 gain due to the Bank’s ownership interest in Infinex, a full service broker/dealer. There was no corresponding gain during the second quarter of 2009. Also included in other service charges, commissions, and income is Bank Owned Life Insurance (“BOLI”) income, which was $102,000 during the second quarter of 2009 compared with $94,000 for the same quarter one year earlier. Total BOLI was $10.6 million at June 30, 2009, compared with $10.2 million one year earlier.
OTHER EXPENSE
Total other expense increased $628,000 or 14.3% during the second quarter of 2009 compared with the second quarter of 2008. The entire increase is due to the additional legal and shareholder relations expense of $291,000 associated with the proxy contest at the 2009 annual meeting, and the $374,000 increase in FDIC insurance expense from second quarter 2008 to second quarter 2009.
Salaries and employees’ benefits increased $32,000 or 1.4%, primarily due to the year-to-year increase in the total number of staff, as well as pension expense associated with the defined benefit pension plan scheduled to be terminated at December 31, 2009. Active full-time equivalent personnel totaled 156 at June 30, 2009 compared with 145 at June 30, 2008. The June 2009 data includes seven full-time equivalent positions being trained to staff the Bristow branch office scheduled to open in July 2009.
On December 20, 2007, the Company’s Board of Directors (“Board”) approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 the Board approved to replace the defined benefit pension plan with an enhanced 401(k) plan. Defined benefit pension plan expenses are projected to be approximately $285,000 in 2009, and nothing due to curtailment going forward. Expenses for the 401(k) plan are projected to increase from approximately $154,000 in 2009 to approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.
The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. For the remainder of 2009, the Company projects no additional increase of new full-time equivalent positions unless the Haymarket office opens in December 2009. In late 2009 or, early 2010, the Company will increase full-time equivalent personnel in order to staff the branch office in Haymarket.

Net occupancy expense decreased $30,000 or 8.5%, and furniture and equipment expense decreased $16,000 or 5.7%, from second quarter 2008 to second quarter 2009 due to increased expense control by all Bank associates.
Marketing expense increased $32,000 or 20.2% from $156,000 for the second quarter of 2008 to $187,000 for the second quarter of 2009. This increase primarily reflects the marketing campaigns associated with the new Bristow branch opening in July 2009. Marketing expenses for all of 2009 are projected to be approximately the same as 2008.
Consulting expense, which includes legal and accounting professional fees, increased $216,000 or 82.9% in the second quarter of 2009 compared with the second quarter of 2008. This increase primarily reflects increased legal fees associated with the 2009 annual meeting of shareholders and the contested election of directors related to the meeting, which added an approximate $180,000 to legal expense.
Data processing expense decreased $4,000 or 1.2% for the second quarter of 2009 compared with the same time period in 2008. The Bank outsources much of its data processing to a third-party vendor.
Other operating expenses increased $398,000 or 55.5% in the second quarter of 2009 compared with the second quarter of 2008. The increase in expense primarily reflects an increase in FDIC deposit insurance expense from $11,000 for the second quarter of 2008 to $385,000 for the second quarter of 2009 which includes approximately $240,000 for the FDIC’s special assessment. FDIC expense is projected to increase from $291,000 for all of 2008 to approximately $820,000 for 2009, taking into consideration the $240,000 special assessment expense required by the FDIC at June 30, 2009. In addition, the contested election of directors added an approximate $95,000 to other operating expenses for the second quarter of 2009.
INCOME TAXES
Income tax expense was $272,000 for the quarter ended June 30, 2009 compared with $346,000 for the quarter ended June 30, 2008. The effective tax rates were 27.3% and 26.9% for the second quarter of 2009 and 2008, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.
COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
NET INCOME
Net income was $1.65 million for the first six months of 2009, a 15.6% decrease from the first six months of 2008 net income of $1.95 million. Earnings per share on a fully diluted basis were $0.46 in 2009 compared to $0.55 in 2008. Profitability as measured by return on average assets decreased from 0.79% in the first six months of 2008 to 0.64% for the same period in 2009. Profitability as measured by return on average equity decreased from 9.14% to 7.94% over the same respective six month periods in 2008 and 2009. The decline in net income and the corresponding profitability measures was primarily due to the loss on the sale of other real estate owned totaling $136,000, the loss on impairment of the Company’s investment in Silverton Bank common stock totaling $113,000, the expenses associated with the contested election of directors at the 2009 annual meeting of shareholders totaling approximately $291,000, and the increase in FDIC insurance of $507,000. These were partially offset by a $524,000 increase in net interest income in the first six months of 2009 compared with the first six months of 2008.

The following table reconciles various non-GAAP adjustments to net income on a GAAP basis.

	(Dollars in Thousands)
	Before Taxes	Tax Expense	After Taxes	Per Fully-Diluted Share
For the Six Months Ended June 30, 2009

Net income on GAAP basis	$2,260	$613	$1,647	$0.458

Plus: Proxy contest expense	291	99	192	0.053

Plus: FDIC special assessment expense	240	82	158	0.044

Plus: Impairment loss on Silverton stock	113	0	113	0.031

Net income after non-GAAP adjustment items	$2,904	$794	$2,110	$0.586

Tax expense is computed using a federal tax rate of 34%, except for the loss on impairment of Silverton stock, which has no tax benefit at this time.

For Six Months ended
June 30, 2009
Return on Average Assets:
Net income on GAAP basis	0.64%
Net income after non-GAAP adjustment items	0.82%

Return on Average Equity:
Net income on GAAP basis	7.94%
Net income after non-GAAP adjustment items	10.17%
NET INTEREST INCOME AND EXPENSE
Net interest income increased $524,000 or 5.5% to $10.08 million for the six months ended June 30, 2009 from $9.56 million for the six months ended June 30, 2008. The increase in net interest income was due to the impact of total average earning assets increasing 6.6% from $457.8 million during the first six months of 2008 to $488.0 million during the first six months of 2009. This was partially offset by the Company’s net interest margin decreasing from 4.18% in the first six months of 2008 to 4.17% in the first six months of 2009.
Total interest income decreased $671,000 or 4.7% to $13.67 million for the first six months of 2009 from $14.34 million for the first six months of 2008. This decrease was primarily due to the 64 basis point decrease in the yield on average assets from the first six months 2008 to the first six months 2009. This was partially offset by the increase in total average earning assets of $30.2 million.
The average yield on loans decreased to 5.78% for the first six months of 2009 compared with 6.41% for the first six months of 2008. Average loan balances increased $29.7 million or 7.1% from $416.5 million during the first six months of 2008 to $446.3 million during the first six months of 2009. The decline in rate, partially offset by the increase in loans outstanding, resulted in a $542,000 or 4.1% decrease in interest and fee income from loans for the first six months of 2009 compared with the same period in 2008.
Average investment security balances decreased $1.8 million from $38.0 million in the first six months of 2008 to $36.1 million in the first six months of 2009. The tax-equivalent average yield on investments decreased from 5.06% for the first six months of 2008 to 4.83% for the first six months of 2009. Together, there was a decrease in interest and dividend income on security investments of $89,000 or 9.9%, from $901,000 for the first six months of 2008 to $812,000 for the first six months of 2009. This decrease was primarily due to the suspension of dividend income on FHLB of Atlanta stock during the first six months of 2009, as well as the decline in average balances on securities. Interest income on deposits in other banks decreased $6,000 from first six months of 2008 to first six months of 2009. Interest income on federal funds sold decreased $33,000 from the first six months of 2008 to the first six months of 2009, reflecting a decline in the average balances from $2.5 million to $122,000.
Total interest expense decreased $1.19 million or 25.0% from $4.78 million for the first six months of 2008 to $3.58 million for the first six months of 2009 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $724,000 or 19.4% from $3.72 million for the first six months of 2008 to $3.00 million for the first six months of 2009. Average NOW deposit balances decreased $10.8 million from the first six months of 2008 to the first six months of 2009, while the average rate on NOW accounts decreased from 1.08% to 0.42% resulting in a reduction of $311,000 in NOW interest expense for the first six months of 2009. Average money market account balances decreased $25.7 million from the first six months 2008 to the first six months 2009, while their average rate decreased from 2.26% to 0.88% over the same period resulting in a decrease of $773,000 of interest expense for the first six months of 2009. Average time deposit balances increased $56.5 million from the first six months of 2008 to the first six months of 2009 while the average rate on time deposits decreased from 3.91% to 3.04% resulting in an increase of $385,000 in interest expense for the first six months of 2009.
Interest expense on federal funds purchased decreased $41,000 for the first six months of 2009 when compared to the first six months of 2008 due to the decline in the average fed funds rate from 3.19% to 1.32%, and the $511,000 decrease in average federal funds purchased. Interest expense on FHLB of Atlanta advances decreased $385,000 from the first six months of 2008 to the first six months of 2009 due to the decrease in the average rate paid on FHLB advances from 3.73% to 1.72%, partially offset by the increase in average FHLB advance balances of $10.0 million. The expense on the distribution on capital securities of subsidiary trusts decreased $44,000 for the first six months of 2009 when compared to the first six months of 2008 due to the decline in their three-month LIBOR-indexed interest rate from 5.35% to 3.15%.
The average rate on total interest-bearing liabilities decreased from 2.53% for the first six months of 2008 to 1.76% for the first six months of 2009.

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
AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$436,220	$12,654	5.78%	$407,443	$13,209	6.41%
Tax-exempt (1)	8,492	291	6.82%	7,549	273	7.16%
Nonaccrual (2)	1,552	—		1,537	—

Total Loans	446,264	12,945	5.78%	416,529	13,482	6.42%

Securities
Taxable	30,606	692	4.52%	32,526	785	4.63%
Tax-exempt (1)	5,518	181	6.56%	5,447	176	6.48%

Total securities	36,124	873	4.83%	37,973	961	5.06%

Deposits in banks	5,533	7	0.25%	897	13	2.77%
Federal funds sold	122	0.2	0.26%	2,469	33	2.71%

Total earning assets	488,043	13,825	5.64%	457,868	14,489	6.28%

Less: Reserve for loan losses	(4,948)			(4,181)
Cash and due from banks	9,148			16,016
Bank premises and equipment, net	9,218			8,013
Other assets	20,333			16,503

Total Assets	$521,794			$494,219

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$63,869			$68,348

Interest-bearing deposits
NOW accounts	76,982	159	0.42%	87,778	470	1.08%
Money market accounts	70,813	311	0.88%	96,520	1,084	2.26%
Savings accounts	33,001	48	0.30%	31,168	72	0.46%
Time deposits	164,586	2,482	3.04%	108,130	2,098	3.91%

Total interest-bearing deposits	345,382	3,000	1.75%	323,596	3,724	2.31%

Federal funds purchased	3,488	23	1.32%	3,999	63	3.19%
Federal Home Loan Bank advances	57,480	496	1.72%	47,465	881	3.73%
Capital securities of subsidiary trust	4,124	65	3.15%	4,124	110	5.35%

Total interest-bearing liabilities	410,474	3,584	1.76%	379,184	4,778	2.53%

Other liabilities	5,631			3,757
Shareholders’ equity	41,820			42,930

Total Liabilities & Shareholders’ Equity	$521,794			$494,219

Net interest spread		$10,241	3.89%		$9,711	3.75%

Interest expense as a percent of average earning assets			1.48%			2.10%
Net interest margin			4.17%			4.18%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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
RATE / VOLUME VARIANCE
(In Thousands)
Six Months Ended June 30, 2009 Compared to
Six Months Ended June 30, 2008

		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$(555)	$933	(1,488)
Loans; tax-exempt (1)	18	34	(16)
Securities; taxable	(93)	(46)	(47)
Securities; tax-exempt (1)	5	2	3
Deposits in banks	(6)	67	(73)
Federal funds sold	(33)	(31)	(2)

Total Interest Income	(664)	959	(1,623)

INTEREST EXPENSE
NOW accounts	(311)	(58)	(253)
Money market accounts	(773)	(289)	(484)
Savings accounts	(24)	4	(28)
Time deposits	385	1,095	(710)
Federal funds purchased and securities			—
sold under agreements to repurchase	(40)	(8)	(32)
Federal Home Loan Bank advances	(385)	186	(571)
Capital securities of subsidiary trust	(45)	—	(45)

Total Interest Expense	(1,193)	930	(2,123)

Net Interest Income	$529	$29	$500

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $560,000 for the first six months of 2009, compared with $1.29 million for the first six months of 2008.
The $730,000 decrease in the provision for loan losses during the first six months of 2009, compared to the same period one year earlier, was largely in response to the decline in loan charge-offs during the six months ended June 30, 2009 and the decline in non-performing assets since September 30, 2008.
OTHER INCOME
Total other income decreased by $862,000 from $3.22 million for the first six months of 2008 to $2.36 million in the first six months of 2009. The decrease in other income primarily reflects the loss on the impairment of securities totaling $166,000, and the loss on sale of other real estate owned properties of $136,000, as well as declines in Wealth Management income and service charges on deposit accounts. In addition, there was the recognition of a $217,000 gain due to the Bank’s ownership interest in Infinex, and an $88,000 gain on sale of investments during the first six months of 2008 that did not reoccur in 2009.
Wealth Management income decreased $178,000 or 26.4% from the first six months of 2008 to the first six months of 2009, as assets under management declined from year to year, primarily due to the decline in overall stock market valuations.

Service charges on deposit accounts decreased $134,000 or 9.2% to $1.33 million for the first six months of 2009 compared to the same period one year earlier.
Other service charges, commissions and fees decreased $257,000 or 23.5% from $1.09 million in the first six months 2008 to $836,000 in the first six months 2009. This decrease was primarily due to the recognition of a $217,000 gain due to the Bank’s ownership interest in Infinex in 2008. Also included in other service charges, commissions, and income is BOLI income, which was $202,000 during the first six months of 2009 compared with $188,000 for the same period one year earlier.
OTHER EXPENSE
Total other expense increased $827,000 or 9.4% during the first six months of 2009 compared with the first six months of 2008. The reasons for the increase are primarily the expenses related to the proxy contest totaling $291,000, and a $507,000 increase in FDIC deposit insurance expense.
Salaries and employees’ benefits increased $59,000 or 1.3%, primarily due to an increase in staff and pension expense associated with the termination of the defined benefit pension plan at December 31, 2009.
Net occupancy expense decreased $5,000 or 0.8%, and furniture and equipment expense decreased $22,000 or 3.9%, from the first six months 2008 to the first six months 2009.
Marketing expense decreased $17,000 or 5.3% from $325,000 for the first six months of 2008 to $308,000 for the first six months of 2009. This reduction primarily reflects timing differences of direct mail campaigns targeting both individual households and small businesses.
Consulting expense, which includes legal and accounting professional fees, increased $272,000 or 50.2% in the first six months of 2009 compared with the first six months of 2008. This increase primarily reflects increased legal fees associated legal and other consulting fees related to the 2009 annual meeting of shareholders and a contested election of directors related to the meeting.
Data processing expense increased $12,000 or 1.7% for the first six months of 2009 compared with the same time period in 2008.
Other operating expenses increased $530,000 or 37.0% in the first six months of 2009 compared with the first six months of 2008. The increase in expense primarily reflects an increase in FDIC deposit insurance expense from $23,000 for the first six months of 2008 to $530,000 for the first six months of 2009, which includes approximately $240,000 for the FDIC’s special assessment. In addition, it includes other expenses related to the 2009 annual meeting of shareholders and a contested election of directors related to the meeting.
INCOME TAXES
Income tax expense was $614,000 for the six months ended June 30, 2009 compared with $745,000 for the six months ended June 30, 2008. The effective tax rates were 27.1% and 27.6% for the first six months of 2009 and 2008, respectively.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND DECEMBER 31, 2008
Total assets were $530.8 million at June 30, 2009 compared with $514.5 million at December 31, 2008, an increase of 3.1% or $16.3 million. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, total loans, other real estate owned, deposits, federal funds purchased, FHLB advances, and company-obligated mandatorily redeemable capital securities. Each of these categories is discussed below.
INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $4.4 million at June 30, 2009, reflecting an increase of $1.1 million from December 31, 2008. The increase in interest-bearing deposits in other banks was primarily due to the increase in cash held at the Federal Reserve. The higher balance at June 30, 2009 was in order to satisfy reserve requirements.

LOANS. Total net loan balance after allowance for loan losses was $452.1 million at June 30, 2009, which represents an increase of $17.5 million or 4.0% from $434.7 million at December 31, 2008. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.
BANK PREMISES AND EQUIPMENT, NET. Bank premises and equipment increased $2.4 million from December 31, 2008 to June 30, 2009 due to the capitalization of construction costs associated with the building of new Bristow and View Tree, Warrenton branch offices.
OTHER REAL ESTATE OWNED. Other real estate owned declined by $1.0 million from December 31, 2008 to June 30, 2009 due to the sale of one property at a loss of $136,000 during the first quarter of 2009. The loss was reflected in the consolidated statement of income for the six months ended June 30, 2009.
DEPOSITS. For the six months ended June 30, 2009, total deposits increased by $12.3 million or 3.1% when compared with total deposits at December 31, 2008. Non-interest-bearing deposits decreased by $11.3 million and interest-bearing deposits increased by $23.6 million. Included in interest-bearing deposits at June 30, 2009 and December 31, 2008 were $46.6 million and $37.4 million, respectively of brokered deposits as defined by the Federal Reserve. Of the $46.6 million in brokered deposits, $31.4 million represent deposits of Bank customers, exchanged through the CDAR’s network. With the CDAR’s program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the Bank and making these funds fully available for lending in our community. The decline in the Bank’s non-interest-bearing deposits and the increase in interest-bearing deposits during the first six months of 2009 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits in 2009 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.
FEDERAL FUNDS PURCHASED. Federal funds purchased increased by $3.5 million from December 31, 2008 to June 30, 2009 in order to partially fund the Bank’s loan growth.
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST (“capital securities”). On September 21, 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a pooled trust preferred security offering with other financial institutions. Simultaneously, the trust used the proceeds of that offering to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. Both the capital securities and the subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital.
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
Non-performing assets totaled $3.2 million or 0.70% of total loans and repossessed assets at June 30, 2009, compared with $4.3 million or 0.97% of total loans and repossessed assets at December 31, 2008, and $3.0 million or 0.70% of total loans and repossessed assets at June 30, 2008.
Loans totaled $780,000 past due 90 days or more and still accruing interest at June 30, 2009 compared with $102,000 and $9,000 on December 31, 2008 and June 30, 2008, respectively. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.
At June 30, 2009, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.
At June 30, 2009, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at June 30, 2009 was approximately 5.24% of loans to the hospitality industry (hotels, motels, inns, etc.). For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 entitled “We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.”
Based on recently enacted regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of June 30, 2009, construction and land loans were $43.0 million or 79.3% of the concentration limit. Commercial real estate loans, including construction and land loans, were $114.6 million or 211.2% of the concentration level.
The allowance for loan losses as a percentage of total loans increased from 1.08% at December 31, 2008 to 1.11% at June 30, 2009 in spite of the decline in non-accrual loans in order to reflect concerns about changes in the local economy, particularly the increase in the unemployment rate in Fauquier County, which increased from an average of 3.5% for 2008 to 5.6% for the first quarter of 2009.
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
During June 2009, the Company and Bank changed its third-party vendor providing core data processing services. There is no material change projected for data processing expense as result of this change in vendors for the remainder 2009.
As of June 30, 2009, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2009, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of June 30, 2009, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.
At June 30, 2009 and December 31, 2008, the Company’s regulatory capital ratios are set forth in the following table:
RISK BASED CAPITAL RATIOS
(Dollars in Thousands)

	June 30,	December 31,
	2009	2008

Tier 1 Capital:
Shareholders’ Equity	$41,389	$41,488
Plus: Unrealized loss on securities available for sale/FAS 158, net	2,758	2,217
Less: Unrealized loss on equity securities, net	(7)	(13)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	48,140	47,692

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,091	4,780

Total Capital:	53,231	52,472

Risk Weighted Assets:	$442,150	$416,265

Regulatory Capital Ratios:
Leverage Ratio	9.14%	9.37%
Tier 1 to Risk Weighted Assets	10.89%	11.38%
Total Capital to Risk Weighted Assets	12.04%	12.52%
CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $41.4 million at June 30, 2009 compared with $41.5 million at December 31, 2008 and $41.8 million at June 30, 2008. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, through which it repurchased no shares and 4,293 shares of stock during the first six months of 2009 and 2008, respectively.

Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $2.8 million at June 30, 2009 compared with $2.2 million at December 31, 2008. The decline in the accumulated other comprehensive loss was attributable to the increase in the unrealized loss on investment securities held available for sale, primarily the unrealized loss on the Bank’s investment in pooled trust preferred securities.
As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, in 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of June 30, 2009, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”
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
Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $9.4 million at June 30, 2009 compared with $11.0 million at December 31, 2008. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $6.4 million was unpledged and readily salable at June 30, 2009. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $102.6 million at June 30, 2009 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $86.0 million. At June 30, 2009, $45.0 million of the FHLB of Atlanta line of credit and $21.8 million of federal funds purchased lines of credit were in use.
Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operation of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2009 and December 31, 2008. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.
LIQUIDITY SOURCES AND USES
(Dollars in Thousands)

	June 30, 2009			December 31, 2008
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$86,010	$21,800	$64,210	$88,195	$18,275	$69,920
Federal Home Loan Bank advances	102,628	45,000	57,628	115,214	45,000	70,214
Federal funds sold	11		11
Securities, available for sale and unpledged at fair value			6,353			8,428

Total short-term funding sources			$128,202			$148,562

Uses:
Unfunded loan commitments and lending lines of credit			$83,897			$74,023
Letters of credit			9,491			5,366

Total potential short-term funding uses			$93,388			$79,389

Ratio of short-term funding sources to potential short-term funding uses			137.3%			187.1%
In addition to the outstanding commitments for use of liquidity displayed in the table above, the Bank will be utilizing approximately $2.8 million over the next twelve to thirty-nine months to complete the building of a new branch office in Haymarket, as well as move and expand its ViewTree branch office.
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
CHANGES IN ACCOUNTING PRINCIPLES
In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The effect that EITF 06-4 had on the Company’s consolidated financial statement of condition for June 30, 2008 was a reduction in retained earnings of $12,000 and an increase in accrued benefit liabilities of $19,000.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The effect that this provision of SFAS 158 had on The Company’s consolidated financial statement of condition for June 30, 2009 was a reduction in retained earnings of $24,000 and an increase in accrued benefit liabilities of $37,000.
RECENT ACCOUNTING PROUNCEMENTS
Recent Accounting Pronouncements
In April 2009, FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.
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
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than- temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.
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
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.
In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
An important component of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income and economic value of equity from a change in market interest rates. The Bank is subject to interest rate sensitivity to the degree that its interest-earning assets mature or reprice at different time intervals than its interest-bearing liabilities. However, the Company is not subject to the other major categories of market risk such as foreign currency exchange rate risk or commodity price risk. The Bank uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods. Management believes that rate risk is best measured by simulation modeling.
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
As of June 30, 2009, management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that it maintained effective internal control over the financial reporting as of June 30, 2009, based on those criteria, and the Company’s Chief Executive Officer and Chief Financial Officer can provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2008, has issued an attestation report on the effectiveness of Management’s internal control over reporting as of December 31, 2008. The report, which states an unqualified opinion on the effectiveness of Management’s internal control over financial reporting as of December 31, 2008, is incorporated for reference in the Company’s Annual Report on 10-K for the year ended December 31, 2008 in Item 8 under the heading “Report of Independent Public Accounting Firm.”
No changes were made in management’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, management’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None. On January 15, 2009, the Board authorized the Company to repurchase up to 106,929 shares (3% of common stock outstanding on January 1, 2009) beginning January 1, 2009. No shares were repurchased during the six months ended June 30, 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 19, 2009. A quorum of shareholders was present, consisting of a total of 2,932,352 shares, with 2,919,852 shares represented by proxy. At the Annual Meeting, the shareholders elected Class I directors John B. Adams. Jr., John J. Norman, Jr., Randolph D. Frostick, and Jay B. Keyser to three-year terms, and elected Class III directors C. H. Lawrence, Jr. and Eric P. Graap to two-year terms. The following Class II and Class III directors whose terms expire in 2009 and 2010 continued in office: Randy K.

Ferrell, Douglas C. Larson, Randolph T. Minter, Brian S. Montgomery, Jr., P. Kurtis Rodgers and Sterling T. Strange, III. The shareholders also ratified the selection of Smith Elliott Kearns & Company, LLC as independent auditors of the Company for the year ending December 31, 2009, ratified the amendment to the Company’s Articles of Incorporation to revise the Article related to indemnification, and ratified the Fauquier Bankshares, Inc. Stock Incentive Plan. The shareholders did not ratify the amendment to the Company’s Articles of Incorporation authorizing 2,000,000 shares of preferred stock.
The vote on each matter was as follows:
1. For Directors:

CLASS I NOMINEES	FOR	WITHHELD
John B. Adams, Jr.	2,905,786	26,566
Randolph D. Frostick	1,963,924	34,850
Jay B. Keyser	2,862,011	70,341
John J. Norman, Jr.	2,878,898	53,454
David M. van Roijen (not elected)	926,601	6,936

CLASS III NOMINEES	FOR	WITHHELD
Eric P. Graap	1,965,937	18,837
C. H. Lawrence, Jr.	2,877,899	54,453
C. Hunton Tiffany (not elected)	941,132	6,405
2. Ratification of the selection of Smith Elliott Kearns & Company, LLC as the independent auditors for the Company and the Bank for the 2009 year:

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTE
2,840,733	27,133	64,686	200
3. Ratification of the amendment to the Company’s Articles of Incorporation authorizing 2,000,000 shares of preferred stock:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
1,374,857	1,537,091	20,601	198
4. Ratification of the amendment to the Company’s Articles of Incorporation to revise the Article related to indemnification:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
2,818,018	45,634	68,898	199
5. Ratification of the Fauquier Bankshares, Inc. Stock Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
2,703,001	173,293	56,256	199
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3(i) to registration statement on Form 10 filed April 16, 1999.

Exhibit	Exhibit
Number	Description

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed November 15, 2007.

11	Refer to Part I, Item 1, Note 6 to the Consolidated Financial Statements.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC. (Registrant)
/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer Dated: August 7, 2009

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer Dated: August 7, 2009