Form 10-Q
period 2009-09-30
FAUQUIER BANKSHARES, INC.
filed 2009-11-09
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Yes ☐       No ☑
The registrant had 3,598,537 shares of common stock outstanding as of November 5, 2009.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,491,989	$7,698,661
Interest-bearing deposits in other banks	14,964,633	3,324,501
Federal funds sold	10,340	—
Securities available for sale	38,275,106	37,839,375
Loans, net of allowance for loan losses of $5,221,035 in 2009 and $4,779,662 in 2008	455,391,125	434,678,433
Bank premises and equipment, net	12,827,259	8,621,217
Accrued interest receivable	1,462,759	1,549,597
Other real estate owned	2,029,085	3,034,470
Other assets	17,931,939	17,768,978

Total assets	$548,384,235	$514,515,232

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	64,347,781	69,065,944
Interest-bearing:
NOW accounts	81,296,578	74,555,901
Savings and money market accounts	102,924,321	102,810,758
Time certificates of deposit	186,998,679	153,861,028

Total interest-bearing	371,219,578	331,227,687

Total deposits	435,567,359	400,293,631
Federal funds purchased	10,000,000	18,275,000
Federal Home Loan Bank advances	50,000,000	45,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	6,091,826	5,334,664
Commitments and contingencies	—	—

Total liabilities	505,783,185	473,027,295

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2009: 3,598,537 shares (includes nonvested shares of 51,134); 2008: 3,564,317 shares (includes nonvested shares of 38,219)	11,103,371	11,036,687
Retained earnings	33,362,931	32,668,530
Accumulated other comprehensive income (loss), net	(1,865,252)	(2,217,280)

Total shareholders’ equity	42,601,050	41,487,937

Total liabilities and shareholders’ equity	$548,384,235	$514,515,232

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2009 and 2008

	2009	2008
Interest Income
Interest and fees on loans	$6,698,083	$6,768,554
Interest and dividends on securities available for sale:
Taxable interest income	307,862	366,630
Interest income exempt from federal income taxes	59,374	58,289
Dividends	22,291	59,978
Interest on federal funds sold	38	3
Interest on deposits in other banks	4,511	15,305

Total interest income	7,092,159	7,268,759

Interest Expense
Interest on deposits	1,310,379	1,761,639
Interest on federal funds purchased	15,698	23,877
Interest on Federal Home Loan Bank advances	274,382	519,870
Distribution on capital securities of subsidiary trusts	23,483	45,757

Total interest expense	1,623,942	2,351,143

Net interest income	5,468,217	4,917,616

Provision for loan losses	360,000	431,000

Net interest income after provision for loan losses	5,108,217	4,486,616

Other Income
Wealth management income	317,811	324,890
Service charges on deposit accounts	700,521	722,065
Other service charges, commissions and income	419,256	436,889
(Loss) on impairment of securities	(245,741)	(297,500)
(Loss) on sale of other real estate owned	—	(3,000)

Total other income	1,191,847	1,183,344

Other Expenses
Salaries and benefits	2,677,232	2,141,693
Net occupancy expense of premises	387,895	328,600
Furniture and equipment	259,107	313,889
Marketing expense	184,127	142,873
Legal, audit, and consulting expense	220,023	261,178
Data processing expense	232,563	325,227
Federal Deposit Insurance Corporation assessment	145,050	64,174
Other operating expenses	915,151	678,431

Total other expenses	5,021,148	4,256,065

Income before income taxes	1,278,916	1,413,895

Income tax expense	322,982	478,892

Net Income	$955,934	$935,003

Earnings per Share, basic	$0.27	$0.26

Earnings per Share, assuming dilution	$0.26	$0.26

Dividends per Share	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008
Interest Income
Interest and fees on loans	$19,587,882	$20,292,584
Interest and dividends on securities available for sale:
Taxable interest income	980,004	1,028,308
Interest income exempt from federal income taxes	178,759	174,700
Dividends	42,519	183,098
Interest on federal funds sold	194	33,296
Interest on deposits in other banks	11,488	27,851

Total interest income	20,800,846	21,739,837

Interest Expense
Interest on deposits	4,310,152	5,485,364
Interest on federal funds purchased	38,544	87,236
Interest on Federal Home Loan Bank advances	770,743	1,401,345
Distribution on capital securities of subsidiary trusts	88,703	155,462

Total interest expense	5,208,142	7,129,407

Net interest income	15,592,704	14,610,430

Provision for loan losses	920,000	1,721,000

Net interest income after provision for loan losses	14,672,704	12,889,430

Other Income
Wealth management income	814,855	1,000,127
Service charges on deposit accounts	2,026,642	2,098,330
Other service charges, commissions and income	1,212,112	1,478,325
Gain on sale of securities	—	87,585
(Loss) on impairment of securities	(412,129)	(422,500)
Gain (Loss) on sale of other real estate owned	(135,759)	25,718

Total other income	3,505,721	4,267,585

Other Expenses
Salaries and benefits	7,362,842	6,768,719
Net occupancy expense of premises	1,013,204	958,926
Furniture and equipment	808,388	885,431
Advertising expense	492,485	468,469
Legal, audit, and consulting expense	1,032,927	802,566
Data processing expense	906,487	987,569
Federal Deposit Insurance Corporation assessment	675,150	86,903
Other operating expenses	2,347,868	2,088,464

Total other expenses	14,639,351	13,047,047

Income before income taxes	3,539,074	4,109,968

Income tax expense	936,550	1,224,045

Net Income	$2,602,524	$2,885,923

Earnings per Share, basic	$0.72	$0.82

Earnings per Share, assuming dilution	$0.72	$0.81

Dividends per Share	$0.60	$0.60

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2009 and 2008

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2007	$10,974,293	$31,626,627	$(773,168)		$41,827,752
Comprehensive income:
Net income		2,885,923		$2,885,923	2,885,923
Other comprehensive income net of tax:
Unrealized holding gains (losses) on securities available for sale, net of tax benefit of $1,145,186				(2,523,548)
Add: reclassification adjustments, net of tax benefit of $12,721				322,194

Other comprehensive income (loss) net of tax of $1,132,465			(2,201,354)	(2,201,354)	(2,201,354)

Total comprehensive income				$684,569

Effects of changing pension plan measurement date, pursuant to FAS 158, net of deferred income tax benefit of $12,437		(24,144)			(24,144)
Initial implementation of EITF 06-4, net of income tax benefit of $6,433		(12,487)			(12,487)
Cash dividends ($.60 per share)		(2,140,915)			(2,140,915)
Acquisition of 7,332 shares of common stock	(22,949)	(103,123)			(126,072)
Amortization of unearned compensation, restricted stock awards		244,227			244,227
Restricted Stock forfeiture		(49,604)			(49,604)
Issuance of common stock — nonvested shares (10,315 shares)	32,286	(32,286)			—
Exercise of stock options	59,220	128,300			187,520

Balance, September 30, 2008	$11,042,850	$32,522,518	$(2,974,522)		$40,590,846

Balance, December 31, 2008	$11,036,687	$32,668,530	$(2,217,280)		$41,487,937
Comprehensive income:
Net income		2,602,524		2,602,524	2,602,524
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of tax of $21,446				41,630
Add: reclassification adjustments, net of tax benefit of $101,731				310,398

Other comprehensive income net of tax of $123,177			352,028	352,028	352,028

Total comprehensive income				2,954,552

Cash dividends ($.60 per share)		(2,158,322)			(2,158,322)
Amortization of unearned compensation, restricted stock awards		218,843			218,843
Issuance of common stock — nonvested shares (10,585 shares)	33,131	(33,131)			—
Exercise of stock options	33,553	64,487			98,040

Balance, September 30, 2009	$11,103,371	$33,362,931	$(1,865,252)		$42,601,050

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net income	$2,602,524	$2,885,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	602,622	696,976
Provision for loan losses	920,000	1,721,000
Loss (gain) on sale of other real estate	135,759	(25,718)
Loss on impairment of securities	412,129	422,500
(Gain) on sale of securities	—	(87,585)
Amortization (accretion) of security premiums, net	(32,079)	(7,486)
Amortization of unearned compensation, net of forfeiture	218,843	194,623
Changes in assets and liabilities:
(Increase) in other assets	(257,471)	(315,556)
(Decrease) increase in other liabilities	757,163	(19,209)

Net cash provided by operating activities	5,359,490	5,465,468

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	—	9,078,470
Proceeds from maturities, calls and principal payments of securities available for sale	7,127,108	3,710,672
Purchase of securities available for sale	(6,689,614)	(13,965,595)
Purchase of premises and equipment	(4,808,664)	(1,848,458)
(Purchase) of other bank stock	(719,900)	(392,300)
Net (increase) in loans	(21,632,692)	(16,375,094)
Proceeds from sale of other real estate owned	869,626	710,083

Net cash (used in) investing activities	(25,854,136)	(19,082,222)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	2,136,077	(35,735,451)
Net increase in certificates of deposit	33,137,651	36,799,720
Federal Home Loan Bank advances	170,000,000	70,000,000
Federal Home Loan Bank principal repayments	(165,000,000)	(60,000,000)
(Repayment) of federal funds, net	(8,275,000)	—
Cash dividends paid on common stock	(2,158,322)	(2,140,915)
Issuance of common stock	98,040	187,520
Acquisition of common stock	—	(126,072)

Net cash provided by financing activities	29,938,446	8,984,802

Increase (decrease) in cash and cash equivalents	9,443,800	(4,631,952)

Cash and Cash Equivalents
Beginning	11,023,162	19,552,174

Ending	$20,466,962	$14,920,222

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$5,419,609	$7,262,818

Income taxes	$1,106,000	$941,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net of tax effect	$41,630	$(2,523,548)

FAS 158 Pension Liability Implementation Adjustment, net of tax effect	$—	$(24,144)

Implementation of EITF 06-4, net of tax effect	$—	$(12,487)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. General
The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2009 and December 31, 2008 and the results of operations for the three and nine months ended September 30, 2009 and 2008. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year.
Note 2. Securities
The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	September 30, 2009
Obligations of U.S. Government corporations and agencies	$24,803,452	$963,654	$—	$25,767,106
Obligations of states and political subdivisions	5,569,506	199,372	(6,352)	5,762,526
Corporate Bonds	5,700,791	—	(3,070,244)	2,630,547
Mutual Funds	312,786	941	—	313,727
FHLMC Preferred Bank Stock	18,500	8,000	—	26,500
Restricted investments:
Federal Home Loan Bank Stock	3,625,700	—	—	3,625,700
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000

	$40,179,735	$1,171,967	$(3,076,596)	$38,275,106

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2008
Obligations of U.S. Government corporations and agencies	$25,212,561	$561,884	$(2,030)	$25,772,415
Obligations of states and political subdivisions	5,574,709	29,033	(146,019)	5,457,723
Corporate Bonds	6,000,000	—	(2,861,903)	3,138,097
Mutual Funds	303,889	—	(5,969)	297,920
FHLMC Preferred Bank Stock	18,500	—	(13,000)	5,500
Restricted investments:
Federal Home Loan Bank Stock	2,905,800	—	—	2,905,800
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
Silverton Bank Stock	112,920	—	—	112,920

	$40,277,379	$590,917	$(3,028,921)	$37,839,375

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2009
	Amortized	Fair
	Cost	Value
Due in one year or less	$466,740	$472,063
Due after one year through five years	163,128	168,412
Due after five years through ten years	9,388,373	9,748,445
Due after ten years	26,055,508	23,771,259
Equity securities	4,105,986	4,114,927

	$40,179,735	$38,275,106

During the three and nine months ended September 30, 2009, the Company recognized a permanent impairment of $245,741 and $299,209, respectively, on its investment in pooled trust preferred securities. A tax benefit of $83,552 and $101,731, respectively, has been recognized on these impairment losses for the same three and nine month periods. In addition, during the nine months ended September 30, 2009, the Company recognized a permanent impairment of $112,920 on its 50 shares of Silverton Bank common stock. No tax benefit has been recognized on this impairment loss.
During the three and nine months ended September 30, 2008, the Bank recognized permanent impairment losses of $297,500 and $422,500, respectively, on its 10,000 shares of Freddie Mac preferred stock.
There were no securities sold in the three and nine months ended September 30, 2009, or for the three months ended September 30, 2008. For the nine months ended September 30, 2008, gross realized gains from sales of securities available for sale amounted to $87,585. The proceeds from the sale of these securities, including the realized gain, amounted to $9.1 million. The tax expense applicable to this net realized gain amounted to $29,779.
The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008, respectively.

September 30, 2009	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	277,675	(6,352)	277,675	(6,352)
Corporate Bonds	—	—	2,630,547	(3,070,244)	2,630,547	(3,070,244)

Subtotal, debt securities	—	—	2,908,222	(3,076,596)	2,908,222	(3,076,596)

Mutual Funds	—	—	—	—	—	—
FHLMC Preferred Bank Stock	—	—	—	—	—	—

Total temporary impaired securities	$—	$—	$2,908,222	$(3,076,596)	$2,908,222	$(3,076,596)

December 31, 2008	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government, corporations and agencies	$785,744	$(2,030)	$—	$—	785,744	$(2,030)
Obligations of states and political subdivisions	4,181,657	(146,019)	—	—	4,181,657	(146,019)
Corporate Bonds			3,138,097	(2,861,903)	3,138,097	(2,861,903)

Subtotal, debt securities	4,967,401	(148,049)	3,138,097	(2,861,903)	8,105,498	(3,009,952)

Mutual Funds	—	—	297,920	(5,969)	297,920	(5,969)
FHLMC Preferred Bank Stock	5,500	(13,000)	—	—	5,500	(13,000)

Total temporary impaired securities	$4,972,901	$(161,049)	$3,436,017	$(2,867,872)	$8,408,918	$(3,028,921)

The nature of securities which are temporarily impaired for a continuous 12 month period or more at September

30, 2009 can be segregated into two groups:
The first group consists of four corporate bonds with a cost basis totaling $5.7 million and a temporary loss of approximately $3.1 million. The method for valuing these four corporate bonds came from Moody’s Analytics. Moody’s Analytics employs a two step discounted cash-flow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 50 different financial institutions. They have an estimated maturity of 26 years, but can be called at par on the five year anniversary date of issuance, which has already passed for all four bonds. If not called, the bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the Other Than Temporary Impairment (“OTTI”) test under authoritative accounting guidance as of September 30, 2009. Two of the bonds totaling $1,996,221, at fair value, are current, and two bonds totaling $634,326 are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 4.
Additional information regarding each of the pooled trust preferred securities as of September 30, 2009 follows:

						Estimate in amount
						of additional
						deferrals/defaults
		Percent of	Percent of	Percent of		before temporary
		Underlying	Underlying	Underlying	Current	or permanent
Cost, net of		Collateral	Collateral in	Collateral in	Moody’s	shortfall in
OTTI loss	Fair Value	Performing	Deferral	Default	Rating	cash flow
$798,082	296,704	71.1%	20.6%	8.3%	Ca	0.0%
2,000,000	962,903	82.2%	9.5%	8.3%	Ca	6.1%
2,000,000	1,033,318	84.9%	13.4%	1.7%	Ca	3.0%
902,709	337,622	78.0%	10.7%	11.3%	Ca	0.0%
The second group consists of one municipal bond totaling $277,675 with a temporary loss of $6,352. This bond is current. The Company plans to hold it until maturity in 2020.
The carrying value of securities pledged to secure deposits and for other purposes amounted to $22.1 million and $25.9 million at September 30, 2009 and December 31, 2008, respectively.
Note 3. Loans
A summary of the balances of loans follows:

	September 30,	December 31,
	2009	2008
	(Thousands)
Real estate loans:
Construction	$38,223	$38,037
Secured by farmland	950	1,293
Secured by 1 - to - 4 family residential	187,852	175,791
Other real estate loans	183,431	160,443
Commercial and industrial loans (not secured by real estate)	37,954	39,985
Consumer installment loans	11,632	15,695
All other loans	776	8,934

Total loans	$460,818	$440,178
Unearned income	(206)	(720)
Allowance for loan losses	(5,221)	(4,780)

Net loans	$455,391	$434,678

Of the $183.4 million in other real estate loans at September 30, 2009, $103.7 million were owner occupied. Of the $160.4 million in other real estate loans at December 31, 2008, $96.2 million were owner occupied.
Note 4. Allowance for Loan Losses
Analysis of the allowance for loan losses follows:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2009	2008	2008
Balance at beginning of year	$4,779,662	$4,185,209	$4,185,209

Provision for loan losses	920,000	1,721,000	3,227,269

Recoveries of loans previously charged-off	77,096	66,800	72,298

Loan losses charged-off	(555,723)	(1,288,571)	(2,705,114)

Balance at end of year	$5,221,035	$4,684,438	$4,779,662

Nonperforming assets consist of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2009	2008	2008
Nonaccrual loans	$4,332	$1,208	$4,457
Restructured loans	—	—	—

Total nonperforming loans	$4,332	$1,208	$4,457
Other real estate owned	2,029	3,034	—
Repossessed automobiles	68	33	133
Nonperforming corporate bond investments, at fair value	634	—	—

Total nonperforming assets	$7,063	$4,275	$4,590

Allowance for loan losses to period end loans	1.13%	1.08%	1.10%
Non-performing loans and repossessed assets to period end loans and repossessed assets owned	1.39%	0.97%	1.07%
Non-performing assets to period end total assets	1.29%	0.81%	0.92%

	September 30, 2009	December 31, 2008	September 30, 2008
Impaired loans for which an allowance has been provided	$3,137,846	$809,221	$1,863,300
Impaired loans for which no allowance has been provided	1,832,247	81,604	3,389,723

	$4,970,093	$890,825	$5,253,023

Allowance provided for impaired loans, included in the allowance for loan losses	$1,425,051	$720,395	$1,274,158

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2009	2008	2008
Average balance in impaired loans	$4,978,382	$1,308,909	$5,201,012

Interest income recognized on impaired loans	$171,440	$35,940	$199,884

Total loans past due 90 days or more and still accruing interest were $448,000 at September 30, 2009, and $102,000 and $1,000 on December 31, 2008 and September 30, 2008, respectively. Total loans past due 90 days or more and still accruing interest at September 30, 2009, consisted of three separate lending relationships of $320,000, $125,000 and $3,000. These loans were well collateralized and/or were in the process of collection at September 30, 2009.
The Company has adopted Accounting Standard Codification (“ASC”) 310 “ Loans and Debt Securities with Deteriorated Credit Quality” (previously Financial Accounting Standards Board (“FASB”) Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by FASB Statement No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”). ASC 310, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. ASC 310, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.
A loan is considered impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered “insignificant” and would not indicate an impairment situation, if in management’s judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under ASC 310. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible.
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
Total capital securities at September 30, 2009 and December 31, 2008 were $4,124,000 for both respective dates. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.
Note 6. Earnings Per Share
The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

	Three Months		Three Months
	Ended		Ended
	September 30, 2009		September 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,597,602	$0.27	3,529,347	$0.26

Effect of dilutive securities, stock-based awards	12,558		31,184

	3,610,160	$0.26	3,560,531	$0.26

	Nine Months		Nine Months
	Ended		Ended
	September 30, 2009		September 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,591,796	$0.72	3,525,633	$0.82

Effect of dilutive securities, stock-based awards	9,068		33,384

	3,600,864	$0.72	3,559,017	$0.81

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
Effective January 1, 2006, the Company adopted the provisions of ASC 718 “Compensation — Stock Compensation” (previously SFAS No. 123 (R), “Share-Based Payment,”) which requires that the Company recognize expense related to the fair value of stock-based compensation awards in net income.
The Company accounts for non-vested shares of restricted stock using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period over the next three years. Compensation expense for non-vested shares of restricted stock amounted to $66,780 and $68,952, net of any forfeiture, for the three months ended September 30, 2009 and 2008, respectively. Compensation expense for non-vested shares of restricted stock amounted to $218,843 and $194,623, net of any forfeiture, for the nine months ended September 30, 2009 and 2008, respectively.
The Company did not grant stock options during the nine months ended September 30, 2009 or September 30, 2008.

A summary of the status of the options issued under the 2009 Stock Incentive Plan, the Omnibus Stock Ownership and Long-Term Incentive Plan, and the Non-employee Director Stock Option Plan (collectively, the “Plans”) is presented below:

	Nine Months Ended
	September 30, 2009
		Weighted
		Average	Average
	Number of	Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at January 1, 2009	77,180	$9.84
Granted	—
Exercised	(10,720)	9.15
Expired	(3,980)	9.75

Outstanding at September 30, 2009	62,480	$9.96

Exercisable at end of quarter	62,480	$9.96	$283,715

Weighted-average fair value per option of options granted during the year	—

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the September 30, 2009 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the changes in the market value of the Company’s stock.
The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $35,838 and $132,774, respectively.
A summary of the status of the Company’s non-vested restricted shares issued under the Plans is presented below:

	Nine Months Ended
	September 30, 2009
		Weighted
	Number of	Average
	Shares	Price
Nonvested at January 1, 2009	38,219
Granted	23,500	$10.06
Vested	(10,585)

Nonvested at September 30, 2009	51,134

As of September 30, 2009, there was $351,605 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over an approximate period of 29 months.
In addition to the nonvested restricted shares noted above, the Company issued 15,050 non-vested phantom stock units during the nine month period ending September 30, 2009. These units were awarded to members of senior management, and will fully vest on January 1, 2012 if certain Company earnings performance measures are achieved. When fully vested, each stock unit will be exchanged for one share of Fauquier Bankshares, Inc. common stock. For the three and nine month periods ended September 30, 2009, $24,707 and $63,586, respectively, of expense was recognized related to the phantom stock units. As of September 30, 2009 approximately $162,314 of additional compensation cost related to non-vested phantom stock units are expected to be recognized over an approximate period of 27 months.

Note 8. Employee Benefit Plan
The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,
	2009	2008
Service cost	$62,707	$111,081
Interest cost	73,827	77,352
Expected return on plan assets	(65,839)	(149,050)
Amortization of transition (asset)	—	(4,745)
Amortization of prior service cost	—	1,942
Recognized net actuarial loss	—	—

Net periodic benefit cost	$70,695	$36,580

	Nine Months Ended
	September 30,
	2009	2008
Service cost	$188,121	$333,243
Interest cost	221,481	232,056
Expected return on plan assets	(197,517)	(447,150)
Amortization of transition (asset)	—	(14,235)
Amortization of prior service cost	—	5,826
Recognized net actuarial loss	—	—

Net periodic benefit cost	$212,085	$109,740

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that there were no contributions made to its pension plan in 2008. As of September 30, 2009, the pension plan required no additional contributions.
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
Note 9. Fair Value Measurement
The Company adopted ASC 820 “Fair Value Measurement and Disclosures” (previously SFAS No. 157, “Fair Value Measurements”), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that the fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009 Using Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
(In Thousands)	September 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$38,275	$35,644	$2,631	$—
Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the tertiary market. Fair value is based on the price tertiary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. The Company had no loans held for sale as of September 30, 2009.
Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed

\

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
Certain assets such as other real estate owned are measured at fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC 820.
The following table summarizes the Company’s financial and non-financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at September 30, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In Thousands)	September 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans, net of reserve for losses	$1,713	—	$1,270	$443
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. ASC 820, (previously SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,”) excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
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
At September 30, 2009 and December 31, 2008, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$20,457	$20,457	$11,023	$11,023
Federal funds sold	10	10	—	—
Securities	38,275	38,275	37,839	37,839
Loans, net	455,391	511,811	434,678	452,946
Accrued interest receivable	1,463	1,463	1,550	1,550

Financial liabilities:
Deposits	$435,567	$437,407	$400,294	$402,589
FHLB advances	50,000	50,651	45,000	46,037
Federal funds purchased	10,000	10,000	18,275	18,275
Company obligated mandatorily redeemable capital securities	4,124	3,062	4,124	3,116
Accrued interest payable	651	651	863	863
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
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,598,537 shares of common stock, par value $3.13 per share, held by approximately 434 holders of record on September 30, 2009. The Bank has nine full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton and Bristow. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has leased property in Haymarket, Virginia, where it plans to build its tenth full-service branch offices, scheduled to open during 2010.
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
The Bank, through its subsidiary Fauquier Bank Services, Inc., has non-controlling equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Infinex Investments, Inc., a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. On April 30, 2008, the Bank’s ownership of stock in BI Investments, LLC was exchanged for Infinex stock as part of a merger.
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
As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-

chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Please see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
As of September 30, 2009, the Company had total consolidated assets of $548.4 million, total loans net of allowance for loan losses of $455.4 million, total consolidated deposits of $435.6 million, and total consolidated shareholders’ equity of $42.6 million.
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
ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on three basic principles of accounting: (i) ASC 450 “Contingencies” (previously SFAS No. 5, “Accounting for Contingencies”), which requires that losses be accrued when they are probable of occurring and estimable, (ii) ASC 310 “Receivables” (previously SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.
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
Net income of $956,000 for the third quarter of 2009, was a 2.2% increase from the net income for the third quarter of 2008 of $935,000. Net income of $2.60 million for the nine months ending September 30, 2009, was a 9.8% decrease from the net income for the nine months ending September 30, 2008 of $2.89 million. Loans, net of reserve, totaling $455.4 million at September 30, 2009, increased 4.8% when compared with December 31, 2008, and increased 7.6% when compared with September 30, 2008. Deposits, totaling $435.6 million at September 30, 2009, increased 8.8% compared with December 31, 2008, and increased 7.4% when compared with September 30, 2008. Assets under WMS management, totaling $303.1 million in market value at September 30, 2009, increased 10.7% from $273.7 million in market value at September 30, 2008, despite the decline in valuations of the average common stock under management. For example, from September 30, 2008 to September 30, 2009, stocks measured in the S&P 500 index declined by approximately 9.4%.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase through the end of 2009 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.
Since the third quarter of 2008, the Bank has seen its competition for deposits increase significantly. The pricing of retail deposits, which traditionally has been at an interest rate less than the interest rate on a FHLB of Atlanta advance of similar term, has exceeded the corresponding FHLB rate by 50 to 100 basis points or more. The increased cost of deposits has resulted in less net interest income and a narrower net interest margin. The intensified competition for deposits is, for the most part, may be the result of liquidity and capitalization pressures faced by many of the large multi-state financial institutions who compete in the Bank’s market area.
The Bank’s non-performing assets totaled $7.1 million or 1.29% of total assets at September 30, 2009, as compared with $4.3 million or 0.81% of total assets at December 31, 2008, and $4.6 million or 0.92% of total assets at September 30, 2008. Included in total non-performing assets at September 30, 2009 were $634,000 of non-performing pooled trust preferred corporate bonds. The Bank’s non-performing loans and repossessed assets totaled $6.4 million or 1.39% of total loans and repossessed assets, including real estate owned, at September 30, 2009, as compared with $4.3 million or 0.97% of total loans and repossessed assets at December 31, 2008, and $4.6 million or 1.07% of total loans and repossessed assets at September 30, 2008. The provision for loan losses was $920,000 for the first nine months of 2009 compared with $1.72 million for the first nine months of 2008. Loan chargeoffs, net of recoveries, totaled $479,000 or 0.14% of total average loans on an annualized basis for the first nine months of 2009, compared with $1.22 million or 0.29% of total average loans for the first nine months of 2008. The $801,000 decrease in the provision for loan losses from the first nine months of 2008 to the first nine months of 2009 was largely in response to the $743,000 decline in net charge-offs for the respective nine month periods. Total allowance for loan losses was $5.2 million or 1.13% of total loans at September 30, 2009 compared with $4.8 million or 1.08% of loans at December 31, 2008 and $4.7 million or 1.10% of loans at September 30, 2008.
Management seeks to continue the expansion of the Bank’s branch network. The Bank has leased land in Bristow, Virginia and Haymarket, Virginia, in order to build its ninth and tenth full-service branch offices, respectively. The Bristow office opened on July 13, 2009, and the Haymarket office is scheduled to open in late 2009 or early 2010. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income from deposits and WMS through the increase of its market share within its marketplace.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
NET INCOME
Net income was $956,000 for the third quarter of 2009, a 2.2% increase from the third quarter of 2008 net income of $935,000. Earnings per share on a fully diluted basis were $0.26 in 2009 compared with $0.26 in 2008. Profitability as measured by return on average assets decreased from 0.73% in the third quarter of 2008 to 0.70% for the same period in 2009. Profitability as measured by return on average equity increased from 8.85% to 8.87% over the same respective third quarters in 2008 and 2009. The increase in net income was primarily due to the $551,000 increase in net interest income in the third quarter of 2009 compared with the third quarter of 2008. This was partially offset by a $246,000 permanent impairment loss on the Bank’s investments in pooled trust preferred securities, as well as increased FDIC insurance expense.
NET INTEREST INCOME AND EXPENSE
Net interest income increased $551,000 or 11.2% to $5.47 million for the quarter ended September 30, 2009 from $4.92 million for the quarter ended September 30, 2008. The increase in net interest income was partially due to the impact of total average earning assets increasing 6.8% from $470.9 million during the third quarter of 2008 to $502.7 million during the third quarter of 2009. In addition, the Company’s net interest margin increased from 4.15% in the third quarter of 2008 to 4.32% in the third quarter of 2009.
Total interest income decreased $177,000 or 2.4% to $7.09 million for the third quarter of 2009 from $7.27 million for the third quarter of 2008. This decrease was primarily due to the 53 basis point decrease in the yield on average assets from third quarter 2008 to third quarter 2009. This was partially offset by the increase in total average earning assets of $31.9 million.
The average yield on loans decreased to 5.79% for the third quarter of 2009 compared with 6.23% for the third quarter of 2008. Average loan balances increased $27.3 million or 6.4% from $429.4 million during the third quarter of 2008 to $456.6 million during the third quarter of 2009. The increase in loans outstanding, offset by the decline in rate, resulted in a $70,000 or 1.0% decrease in interest and fee income from loans for the third quarter of 2009 compared with the same period in 2008.
Average investment security balances decreased $705,000 from $38.2 million in the third quarter of 2008 to $37.5 million in the third quarter of 2009. The tax-equivalent average yield on investments decreased from 5.39% for the third quarter of 2008 to 4.48% for the third quarter of 2009. Together, there was a decrease in interest and dividend income on security investments of $95,000 or 19.6%, from $485,000 for the third quarter of 2008 to $390,000 for the third quarter of 2009. This decrease was primarily due to the decrease in overall market rates as well as the suspension of interest income on two of the Bank’s investments in pooled trust preferred corporate bonds. Interest income on deposits in other banks decreased $9,000 from third quarter 2008 to third quarter 2009.
Total interest expense decreased $727,000 or 30.9% from $2.35 million for the third quarter of 2008 to $1.62 million for the third quarter of 2009 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $451,000 or 25.6% from $1.76 million for the third quarter of 2008 to $1.31 million for the third quarter of 2009. Average NOW deposit balances decreased $4.6 million from the third quarter of 2008 to the third quarter of 2009, while the average rate on NOW accounts decreased from 0.90% to 0.47% resulting in a reduction of $93,000 in NOW interest expense for the third quarter of 2009. Average money market account balances decreased $26.5 million from third quarter 2008 to third quarter 2009, while their average rate decreased from 1.95% to 0.57% over the same period resulting in a decrease of $342,000 of interest expense for the third quarter of 2009. Average time deposit balances increased $59.9 million from third quarter of 2008 to the third quarter of 2009 while the average rate on time deposits decreased from 3.52% to 2.27% resulting in a decrease of $46,000 in interest expense for the third quarter of 2009.
Interest expense on federal funds purchased decreased $8,000 for the third quarter of 2009 when compared to the third quarter of 2008 due to the decline in the average fed funds rate from 2.40% to 1.11%, which offset the $1.7 million increase in average federal funds purchased. Interest expense on FHLB of Atlanta advances decreased $245,000 from the third quarter of 2008 to the third quarter of 2009 due to the decrease in the average rate paid on FHLB advances from 3.51% to 2.17%, as well as the decrease in average FHLB advance balances of $8.4 million, The average rate on total interest-bearing liabilities decreased from 2.36% for the third quarter of 2008 to 1.50% for the third quarter of 2009.
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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$446,344	$6,599	5.79%	$417,624	$6,664	6.26%
Tax-exempt (1)	8,252	150	7.09%	8,642	159	7.21%
Nonaccrual (2)	2,048	—		3,089	—

Total Loans	456,644	6,749	5.79%	429,355	6,823	6.23%

Securities
Taxable	31,955	330	4.13%	32,970	427	5.17%
Tax-exempt (1)	5,575	90	6.45%	5,265	88	6.71%

Total securities	37,530	420	4.48%	38,235	515	5.39%

Deposits in banks	8,506	5	0.21%	3,269	15	1.83%
Federal funds sold	64	0.04	0.25%	—

Total earning assets	502,744	7,174	5.60%	470,859	7,353	6.13%

Less: Reserve for loan losses	(5,204)			(4,491)
Cash and due from banks	5,863			14,658
Bank premises and equipment, net	11,994			8,451
Other assets	23,613			17,501

Total Assets	$539,010			$506,978

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$63,139			$66,170

Interest-bearing deposits
NOW accounts	78,102	93	0.47%	82,685	186	0.90%
Money market accounts	62,894	91	0.57%	89,437	433	1.95%
Savings accounts	42,054	69	0.65%	31,748	39	0.49%
Time deposits	184,797	1,057	2.27%	124,902	1,104	3.52%

Total interest-bearing deposits	367,847	1,310	1.41%	328,772	1,762	2.13%

Federal funds purchased	5,624	16	1.11%	3,953	24	2.40%
Federal Home Loan Bank advances	49,511	275	2.17%	57,880	519	3.51%
Capital securities of subsidiary trust	4,124	23	2.23%	4,124	46	4.34%

Total interest-bearing liabilities	427,106	1,624	1.50%	394,729	2,351	2.36%

Other liabilities	6,027			4,041
Shareholders’ equity	42,738			42,038

Total Liabilities & Shareholders’ Equity	$539,010			$506,978

Net interest spread		$5,550	4.09%		$5,002	3.77%

Interest expense as a percent of average earning assets			1.28%			1.98%
Net interest margin			4.32%			4.15%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

RATE / VOLUME VARIANCE
(In Thousands)
Three Months Ended September 30, 2009 Compared to
Three Months Ended September 30, 2008
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME			—
Loans; taxable	$(64)	$458	(522)
Loans; tax-exempt (1)	(10)	(7)	(3)
Securities; taxable	(96)	(13)	(83)
Securities; tax-exempt (1)	2	5	(3)
Deposits in banks	(11)	25	(36)
Federal funds sold	—	—	—

Total Interest Income	(179)	468	(647)

INTEREST EXPENSE
NOW accounts	(93)	(10)	(83)
Money market accounts	(342)	(128)	(214)
Savings accounts	30	13	17
Time deposits	(46)	529	(575)
Federal funds purchased and securities sold under agreements to repurchase	(8)	10	(18)
Federal Home Loan Bank advances	(245)	(75)	(170)
Capital securities of subsidiary trust	(23)	—	(23)

Total Interest Expense	(727)	339	(1,066)

Net Interest Income	$548	$129	$419

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $360,000 for the third quarter of 2009, compared with $431,000 for the third quarter of 2008. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
The $71,000 decrease in the provision for loan losses during the third quarter of 2009, compared to the same quarter one year earlier, was largely in response to the decline in net loan charge-offs during the quarter ended September 30, 2009 compared to the previous year.
OTHER INCOME
Total other income increased by $9,000 from $1.18 million for the third quarter of 2008 to $1.19 million in the third quarter of 2009. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. The decrease in other income primarily reflects declines in Wealth Management income and service charges on deposit accounts. Additionally, during the third quarters of 2009 and 2008, the Bank recognized impairment losses in its investment portfolio. During the third quarter of 2009, the Bank recognized a $246,000 loss on the permanent impairment on its investment in pooled trust preferred securities. During the third quarter of 2008, the Bank recognized a $298,000 loss on the permanent impairment on its investment in Freddie Mac preferred stock.
Wealth Management income decreased $7,000 or 2.2% from the third quarter of 2008 to the third quarter of 2009, as assets under management declined from year to year, primarily due to the decline in overall stock market valuations. Further growth or decline in Wealth Management fees is significantly dependent on the growth or decline in value of the U.S. and international stock and bond markets.
Service charges on deposit accounts decreased $22,000 or 3.0% to $701,000 for the three months ending September 30, 2009 compared to one year earlier. Due to changes in economic conditions and consumer confidence, it appears that customer’s usage of various deposit services has lessened. Whether this is a temporary cyclical change, or a more permanent structural change is difficult to determine at this point in time.
Other service charges, commissions and fees decreased $18,000 or 4.0% from $437,000 in third quarter 2008 to $419,000 in third quarter 2009. Included in other service charges, commissions, and income is Bank Owned Life Insurance (“BOLI”) income, which was $103,000 during the third quarter of 2009 compared with $104,000 for the same quarter one year earlier. Total BOLI was $10.7 million at September 30, 2009, compared with $10.3 million one year earlier.
OTHER EXPENSE
Total other expense increased $765,000 or 18.0% during the third quarter of 2009 compared with the third quarter of 2008, primarily due to increased compensation expense and FDIC insurance assessment from third quarter 2008 to third quarter 2009.
Salaries and employees’ benefits increased $536,000 or 25.0%, primarily due to the year-to-year changes in the accrual of incentive compensation, as well as increase in the total number of staff and pension expense associated with the defined benefit pension plan scheduled to be terminated at December 31, 2009. During the third quarter of 2008, the Bank did not accrue any incentive compensation based upon not meeting established levels of pre-tax, pre-incentive income at that time. By comparison, the Bank accrued approximately $180,000 for incentive compensation during the third quarter of 2009 by meeting established levels of pre-tax, pre-incentive income. Such 2009 incentives will be paid, or reversed based upon audited total year results in early 2010. Active full-time equivalent personnel totaled 153 at September 30, 2009 compared with 144 at September 30, 2008. The September 2009 data includes seven full-time equivalent positions used to staff the Bristow branch office which opened in July 2009.
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
The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. For the remainder of 2009, the Company projects six additional full-time equivalent positions excluding the impact of the Haymarket office. In late 2009 or early 2010, the Company will also increase full-time equivalent personnel in order to staff the branch office in Haymarket.
Net occupancy expense increased $59,000 or 18.0%, primarily due to expenses associated with the July 2009 opening of the Bristow branch. Furniture and equipment expense decreased $55,000 or 17.5%, from third quarter 2008 to third quarter 2009 due to decreases in the depreciation of technology equipment and software.

Marketing expense increased $41,000 or 28.9% from $143,000 for the third quarter of 2008 to $184,000 for the third quarter of 2009. This increase primarily reflects the marketing campaigns associated with the new Bristow branch opening in July 2009. Marketing expenses for all of 2009 are projected to be approximately the same as 2008.
Legal, auditing and consulting expense decreased $41,000 or 15.8% in the third quarter of 2009 compared with the third quarter of 2008.
Data processing expense decreased $93,000 or 28.5% for the third quarter of 2009 compared with the same time period in 2008. The Bank outsources much of its data processing to a third-party vendor, and during the third quarter of 2009 changed vendors, which generated a non-recurring reduction of expense. Going forward for the remainder of 2009 and 2010, data processing expenses are projected to approximate third quarter 2008 rather than third 2009.
FDIC deposit insurance assessments increased from $64,000 for the third quarter of 2008 to $145,000 for the third quarter of 2009. FDIC expense is projected to increase from $291,000 for all of 2008 to approximately $820,000 for 2009, taking into consideration the $240,000 special assessment expense required by the FDIC at June 30, 2009.
Other operating expenses increased $237,000 or 34.9% in the third quarter of 2009 compared with the third quarter of 2008. The increase in expense primarily reflects an increase in non-loan charge-offs from $89,000 for the third quarter of 2008 to $212,000 for the third quarter of 2009. Included in non-loan charge-offs are losses related to robbery and ATM fraud.
INCOME TAXES
Income tax expense was $323,000 for the quarter ended September 30, 2009 compared with $479,000 for the quarter ended September 30, 2008. The effective tax rates were 25.3% and 33.9% for the third quarter of 2009 and 2008, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases. The effective tax rate for the third quarter of 2008 was impacted by the realization of the impairment loss on the Freddie Mac preferred stock, but the delay of the tax benefit from the loss until the fourth quarter of 2008 due to the timing of changes in federal tax legislation.
COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
NET INCOME
Net income was $2.60 million for the first nine months of 2009, a 9.8% decrease from the first nine months of 2008 net income of $2.89 million. Earnings per share on a fully diluted basis were $0.72 in 2009 compared to $0.81 in 2008. Profitability as measured by return on average assets decreased from 0.77% in the first nine months of 2008 to 0.66% for the same period in 2009. Profitability as measured by return on average equity decreased from 9.04% to 8.26% over the same respective nine month periods in 2008 and 2009. The decline in net income and the corresponding profitability measures was primarily due to the loss on impairment of the Company’s investment in pooled trust preferred corporate bonds and Silverton Bank common stock totaling $412,000, the decline in wealth management and deposit fee income, the loss on the sale of other real estate owned totaling $136,000, the expenses associated with the contested election of directors at the 2009 annual meeting of shareholders totaling approximately $291,000, and the increase in FDIC insurance of $588,000. These were partially offset by a $982,000 increase in net interest income in the first nine months of 2009 compared with the first nine months of 2008, and a decrease of $801,000 in the provision for loan losses.
The following table reconciles various non-GAAP adjustments to net income on a GAAP basis.

	(Dollars in Thousands)
	Before Taxes	Tax Expense	After Taxes	Per Fully-Diluted Share
For the Nine Months Ended September 30, 2009

Net income on GAAP basis	$3,539	$937	$2,603	$0.723

Plus: Proxy contest expense	291	99	192	0.053

	(Dollars in Thousands)
	Before Taxes	Tax Expense	After Taxes	Per Fully-Diluted Share
Plus: FDIC special assessment expense	240	82	158	0.044

Net income after non-GAAP adjustment items	$4,070	$1,118	$2,953	$0.820

Tax expense is computed using a federal tax rate of 34%.

For Nine Months ended
September 30, 2009
Return on Average Assets:
Net income on GAAP basis	0.66%
Net income after non-GAAP adjustment items	0.75%

Return on Average Equity:
Net income on GAAP basis	8.26%
Net income after non-GAAP adjustment items	9.37%
NET INTEREST INCOME AND EXPENSE
Net interest income increased $982,000 or 6.7% to $15.59 million for the nine months ended September 30, 2009 from $14.61 million for the nine months ended September 30, 2008. The increase in net interest income was due to the impact of total average earning assets increasing 6.7% from $462.2 million during the first nine months of 2008 to $493.0 million during the first nine months of 2009. In addition, there was an increase in the Company’s net interest margin from 4.21% in the first nine months of 2008 to 4.22% in the first nine months of 2009.
Total interest income decreased $939,000 or 4.3% to $20.80 million for the first nine months of 2009 from $21.74 million for the first nine months of 2008. This decrease was primarily due to the 64 basis point decrease in the yield on average assets from the first nine months 2008 to the first nine months 2009. This was partially offset by the increase in total average earning assets of $30.8 million.
The average yield on loans decreased to 5.78% for the first nine months of 2009 compared with 6.40% for the first nine months of 2008. Average loan balances increased $28.9 million or 6.9% from $420.8 million during the first nine months of 2008 to $449.8 million during the first nine months of 2009. The decline in rate, partially offset by the increase in loans outstanding, resulted in a $705,000 or 3.5% decrease in interest and fee income from loans for the first nine months of 2009 compared with the same period in 2008.
Average investment security balances decreased $1.5 million from $38.1 million in the first nine months of 2008 to $36.6 million in the first nine months of 2009. The tax-equivalent average yield on investments decreased from 5.17% for the first nine months of 2008 to 4.71% for the first nine months of 2009. Together, there was a decrease in interest and dividend income on security investments of $185,000 or 13.3%, from $1.39 million for the first nine months of 2008 to $1.20 million for the first nine months of 2009. This decrease was primarily due to the suspension of dividend income on FHLB of Atlanta stock during the first six months of 2009, as well as the decline in average balances on securities. Interest income on deposits in other banks decreased $16,000 from the first nine months of 2008 to the first nine months of 2009. Interest income on federal funds sold decreased $33,000 from the first nine months of 2008 to the first nine months of 2009, reflecting a decline in the average balances from $1.6 million to $102,000.
Total interest expense decreased $1.92 million or 26.9% from $7.13 million for the first nine months of 2008 to $5.21 million for the first nine months of 2009 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $1.18 million or 21.4% from $5.49 million for the first nine months of 2008 to $4.31 million for the first nine months of 2009. Average NOW deposit balances decreased $8.7 million from the first nine months of 2008 to the first nine months of 2009, while the average rate on NOW accounts decreased from 1.02% to 0.43% resulting in a reduction of $403,000 in NOW interest expense for the first nine months of 2009. Average money market account balances decreased $26.0 million from the first nine months 2008 to the first nine months 2009, while their average rate decreased from 2.15% to 0.79% over the same period resulting in a decrease of $1.12 million of interest expense for the first nine months of 2009. Average time deposit balances increased $57.6 million from the first nine months of 2008 to the first nine months of 2009 while the average rate on time deposits decreased from 3.76% to 2.76% resulting in an increase of $338,000 in interest expense for the first nine months of 2009.
Interest expense on federal funds purchased decreased $49,000 for the first nine months of 2009 when compared to the first nine months of 2008 due to the decline in the average fed funds rate from 2.93% to 1.22%, partially offset by the $223,000 increase in average federal funds purchased. Interest expense on FHLB of Atlanta advances decreased $630,000 from the first nine months of 2008 to the first nine months of 2009 due to the decrease in the average rate paid on FHLB advances from 3.61% to 1.85%, partially offset by the increase in average FHLB advance balances of $3.8 million. The expense on the distribution on capital securities of subsidiary trusts decreased $67,000 for the first nine months of 2009 when compared to the first nine months of 2008 due to the decline in their three-month LIBOR-indexed interest rate from 4.95% to 2.84%.
The average rate on total interest-bearing liabilities decreased from 2.47% for the first nine months of 2008 to 1.67% for the first nine months of 2009.

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
AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$439,632	$19,254	5.78%	$410,676	$20,007	6.38%
Tax-exempt (1)	8,411	441	6.91%	7,916	433	7.18%
Nonaccrual (2)	1,719	—		2,244	—

Total Loans	449,762	19,695	5.78%	420,836	20,440	6.40%

Securities
Taxable	31,061	1,023	4.39%	32,675	1,211	4.71%
Tax-exempt (1)	5,537	271	6.52%	5,386	265	6.55%

Total securities	36,598	1,294	4.71%	38,061	1,476	5.17%

Deposits in banks	6,535	11	0.23%	1,693	28	2.16%
Federal funds sold	102	0.2	0.25%	1,640	33	2.71%

Total earning assets	492,997	21,000	5.63%	462,230	21,977	6.27%

Less: Reserve for loan losses	(5,034)			(4,285)
Cash and due from banks	8,041			15,550
Bank premises and equipment, net	10,154			8,160
Other assets	21,438			16,825

Total Assets	$527,596			$498,480

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$63,623			$67,617

Interest-bearing deposits
NOW accounts	77,359	252	0.43%	86,067	655	1.02%
Money market accounts	68,145	401	0.79%	94,142	1,517	2.15%
Savings accounts	36,052	117	0.43%	31,363	111	0.47%
Time deposits	171,397	3,540	2.76%	113,762	3,202	3.76%

Total interest-bearing deposits	352,953	4,310	1.63%	325,334	5,485	2.25%

Federal funds purchased	4,207	39	1.22%	3,984	87	2.93%
Federal Home Loan Bank advances	54,795	771	1.85%	50,961	1,401	3.61%
Capital securities of subsidiary trust	4,124	89	2.84%	4,124	156	4.95%

Total interest-bearing liabilities	416,079	5,209	1.67%	384,403	7,129	2.47%

Other liabilities	5,764			3,829
Shareholders’ equity	42,130			42,631

Total Liabilities & Shareholders’ Equity	$527,596			$498,480

Net interest spread		$15,791	3.96%		$14,848	3.80%

Interest expense as a percent of average earning assets			1.41%			2.05%
Net interest margin			4.22%			4.21%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

RATE / VOLUME VARIANCE
(In Thousands)
Nine Months Ended September 30, 2009 Compared to
Nine Months Ended September 30, 2008
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$(754)	$1,411	(2,165)
Loans; tax-exempt (1)	8	27	(19)
Securities; taxable	(188)	(60)	(128)
Securities; tax-exempt (1)	6	7	(1)
Deposits in banks	(17)	80	(97)
Federal funds sold	(33)	(31)	(2)

Total Interest Income	(978)	1,434	(2,412)

INTEREST EXPENSE
NOW accounts	(403)	(66)	(337)
Money market accounts	(1,116)	(419)	(697)
Savings accounts	6	17	(11)
Time deposits	338	1,622	(1,284)
Federal funds purchased and securities sold under agreements to repurchase	(48)	5	(53)
Federal Home Loan Bank advances	(631)	105	(736)
Capital securities of subsidiary trust	(67)	—	(67)

Total Interest Expense	(1,921)	1,264	(3,185)

Net Interest Income	$943	$170	$773

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $920,000 for the first nine months of 2009, compared with $1.72 million for the first nine months of 2008.
The $801,000 decrease in the provision for loan losses during the first nine months of 2009, compared to the same period one year earlier, was largely in response to the decline in loan charge-offs during the nine months ended September 30, 2009.
OTHER INCOME
Total other income decreased by $761,000 from $4.28 million for the first nine months of 2008 to $3.51 million in the first nine months of 2009. The decrease in other income primarily reflects the loss on the impairment of securities totaling $412,000, and the loss on sale of other real estate owned properties of $136,000 compared to a gain of $26,000 in 2008, as well as declines in Wealth Management income and service charges on deposit accounts. In addition, there was the recognition of a $217,000 gain due to the Bank’s ownership interest in Infinex, and an $88,000 gain on sale of investments during the first nine months of 2008 that did not reoccur in 2009.
Wealth Management income decreased $185,000 or 18.5% from the first nine months of 2008 to the first nine months of 2009, as assets under management declined from year to year, primarily due to the decline in overall stock market valuations.

Service charges on deposit accounts decreased $72,000 or 3.4% to $2.03 million for the first nine months of 2009 compared to the same period one year earlier.
Other service charges, commissions and fees decreased $266,000 or 18.0% from $1.48 million in the first nine months 2008 to $1.21 million in the first nine months 2009. This decrease was primarily due to the recognition of a $217,000 gain due to the Bank’s ownership interest in Infinex during 2008. Also included in other service charges, commissions, and income is BOLI income, which was $304,000 during the first nine months of 2009 compared with $310,000 for the same period one year earlier.
OTHER EXPENSE
Total other expense increased $1.59 million or 12.2% during the first nine months of 2009 compared with the first nine months of 2008. The reasons for the increase are primarily due to the $588,000 increase in FDIC deposit insurance assessment, the expenses related to the proxy contest totaling $291,000, and a $215,000 increase in pension expense.
Salaries and employees’ benefits increased $594,000 or 8.8%, primarily due to an increase in staff, including the staffing of the Bristow branch office opened in July 2009, and pension expense associated with the termination of the defined benefit pension plan at December 31, 2009.
Net occupancy expense increased $54,000 or 5.7%, primarily due to the Bristow branch office opening in July 2009, and furniture and equipment expense decreased $77,000 or 8.7% from the first nine months 2008 to the first nine months 2009 due to reduced depreciation of technology hardware and software.
Marketing expense increased $24,000 or 5.1% from $468,000 for the first nine months of 2008 to $492,000 for the first nine months of 2009. This increase primarily reflects timing differences of direct mail campaigns targeting both individual households and small businesses, as well as with marketing expenses associated with the opening of the Bristow branch.
Consulting expense, which includes legal and accounting professional fees, increased $230,000 or 28.7% in the first nine months of 2009 compared with the first nine months of 2008. This increase primarily reflects increased legal fees and other consulting fees associated with the 2009 annual meeting of shareholders and a contested election of directors related to the meeting.
Data processing expense decreased $81,000 or 8.2% for the first nine months of 2009 compared with the same time period in 2008 for the same reasons discussed in the three month comparison.
The FDIC deposit insurance assessment increased from $87,000 for the first nine months of 2008 to $675,000 for the first nine months of 2009, including approximately $240,000 for the FDIC’s special assessment.
Other operating expenses increased $259,000 or 12.4% in the first nine months of 2009 compared with the first nine months of 2008. The increase in expense primarily reflects an increase in other expenses related to the 2009 annual meeting of shareholders and a contested election of directors related to the meeting, as well as increased non-loan charge-offs.
INCOME TAXES
Income tax expense was $937,000 for the nine months ended September 30, 2009 compared with $1.22 million for the nine months ended September 30, 2008. The effective tax rates were 26.5% and 29.8% for the first nine months of 2009 and 2008, respectively.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
Total assets were $548.4 million at September 30, 2009 compared with $514.5 million at December 31, 2008, an increase of 6.6% or $33.9 million. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, total loans, other real estate owned, deposits, federal funds purchased, FHLB advances, and company-obligated mandatorily redeemable capital securities. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $15.0 million at September 30, 2009, reflecting an increase of $11.6 million from December 31, 2008. The increase in interest-bearing deposits in other banks was primarily due to the increase in cash held at the Federal Reserve. The higher balance at September 30, 2009 was in order to satisfy reserve requirements and temporary placement of liquidity.
LOANS. Total net loan balance after allowance for loan losses was $455.4 million at September 30, 2009, which represents an increase of $20.7 million or 4.8% from $434.7 million at December 31, 2008. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.
BANK PREMISES AND EQUIPMENT, NET. Bank premises and equipment increased $4.2 million from December 31, 2008 to September 30, 2009 due to the capitalization of construction costs associated with the building of new Bristow, Haymarket and View Tree, Warrenton branch offices.
OTHER REAL ESTATE OWNED. Other real estate owned declined by $1.0 million from December 31, 2008 to September 30, 2009 due to the sale of one property at a loss of $136,000 during the first quarter of 2009. The loss was reflected in the consolidated statement of income for the nine months ended September 30, 2009.
DEPOSITS. For the nine months ended September 30, 2009, total deposits increased by $35.3 million or 8.8% when compared with total deposits at December 31, 2008. Non-interest-bearing deposits decreased by $4.7 million and interest-bearing deposits increased by $40.0 million. Included in interest-bearing deposits at September 30, 2009 and December 31, 2008 were $50.1 million and $37.4 million, respectively of brokered deposits as defined by the Federal Reserve. Of the $50.1 million in brokered deposits, $30.9 million represent deposits of Bank customers, exchanged through the CDAR’s network. With the CDAR’s program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the Bank and making these funds fully available for lending in our community. The decline in the Bank’s non-interest-bearing deposits and the increase in interest-bearing deposits during the first nine months of 2009 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.
FEDERAL FUNDS PURCHASED and FEDERAL HOME LOAN BANK ADVANCES. Federal funds purchased decreased by $8.3 million from December 31, 2008 to September 30, 2009, but were largely replaced by the $5.0 million increase in FHLB of Atlanta advances.
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

ASSET QUALITY
Non-performing assets, in most cases, consist of loans and corporate bonds that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all assets that are 90 days or more past due, as well as borrowers that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the net realizable value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency.
Loans and corporate bonds are placed on non-accrual status when they have been specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received.
Non-performing assets totaled $7.1 million or 1.29% of total assets at September 30, 2009, compared with $4.3 million or 0.81% of total assets at December 31, 2008, and $4.6 million or 0.92% of total assets at September 30, 2008. Included within non-performing assets at September 30, 2009 are two pooled trust-preferred corporate bonds totaling $634,326. Further discussion about these two bonds can be found in “Note 2. Securities.”
Non-performing loans and repossessed assets totaled $6.4 million or 1.39% of total loans and repossessed assets at September 30, 2009, compared with $4.3 million or 0.97% of total loans and repossessed assets at December 31, 2008, and $4.6 million or 1.07% of total loans and repossessed assets at September 30, 2008.
Total loans past due 90 days or more and still accruing interest were $448,000 at September 30, 2009, and $102,000 and $1,000 on December 31, 2008 and September 30, 2008, respectively. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.
At September 30, 2009, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.
At September 30, 2009, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at September 30, 2009 was approximately 5.1% of loans to the hospitality industry (hotels, motels, inns, etc.). For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 entitled “We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.”
Based on recently enacted regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of September 30, 2009, construction and land loans were $39.1 million or 68.7% of the concentration limit. Commercial real estate loans, including construction and land loans, were $125.6 million or 220.6% of the concentration level.
The allowance for loan losses as a percentage of total loans increased from 1.08% at December 31, 2008 to 1.13% at September 30, 2009 reflecting the increase in non-accrual loans and changes in the local economy, particularly the increase in the unemployment rate in Fauquier County, which increased from an average of 3.5% for 2008 to 5.5% for the second quarter of 2009.
Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see “Allowance for Loan Losses” in Note 4 of the Notes to Consolidated Financial Statements contained herein.

CONTRACTUAL OBLIGATIONS
During March 2008, the Bank sold its Route 29 Warrenton branch building and land as part of an exchange of real estate properties. The property the Bank received, also on Route 29 in Warrenton, Virginia, will be the future site of a larger, more conveniently located branch building. During the time-period of construction of the new branch site, the Bank will rent the existing Route 29 Warrenton branch building for approximately $180,000 on an annualized basis.
During June 2009, the Company and Bank changed its third-party vendor providing core data processing services. There is no material change projected for data processing expense as result of this change in vendors for the remainder 2009.
As of September 30, 2009, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2009, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I Capital to average assets (as defined in the regulations). Management believes, as of September 30, 2009, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.
At September 30, 2009 and December 31, 2008, the Company exceeded its regulatory capital ratios, as set forth in the following table:
RISK BASED CAPITAL RATIOS
(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
Tier 1 Capital:
Shareholders’ Equity	$42,601	$41,488
Plus: Unrealized loss on securities available for sale/FAS 158, net	1,865	2,217
Less: Unrealized loss on equity securities, net	—	(13)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	48,466	47,692

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,221	4,780

Total Capital:	53,687	52,472

Risk Weighted Assets:	$448,587	$416,265

Regulatory Capital Ratios:
Leverage Ratio	9.00%	9.37%
Tier 1 to Risk Weighted Assets	10.80%	11.38%
Total Capital to Risk Weighted Assets	11.97%	12.52%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $42.6 million at September 30, 2009 compared with $41.5 million at December 31, 2008 and $40.6 million at September 30, 2008. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, through which it repurchased no shares and 7,332 shares of stock during the first nine months of 2009 and 2008, respectively.
Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $1.8 million at September 30, 2009 compared with $2.2 million at December 31, 2008. The decline in the accumulated other comprehensive loss was attributable to the increase in the unrealized loss on investment securities held available for sale, primarily the unrealized loss on the Bank’s investment in pooled trust preferred securities.
As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, in 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of September 30, 2009, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”
The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, federal funds lines of credit with the Federal Reserve Bank of Richmond and other banks, and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank’s commitments to make loans and management’s assessment of the Bank’s ability to generate funds. Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Bank’s internal sources of such liquidity are deposits, loan and investment repayments, and securities available for sale. The Bank’s primary external sources of liquidity are federal funds lines of credit with the Federal Reserve Bank of Richmond and other banks and advances from the FHLB of Atlanta.
Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $20.4 million at September 30, 2009 compared with $11.0 million at December 31, 2008. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $12.6 million was unpledged and readily salable at September 30, 2009. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $94.0 million at September 30, 2009 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $74.8 million. At September 30, 2009, $50.0 million of the FHLB of Atlanta line of credit and $10.0 million of federal funds purchased lines of credit were in use.
Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operation of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2009 and December 31, 2008. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.
LIQUIDITY SOURCES AND USES
(Dollars in Thousands)

	September 30, 2009			December 31, 2008
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$74,840	$10,000	$64,840	$88,195	$18,275	$69,920
Federal Home Loan Bank advances	94,027	50,000	44,027	115,214	45,000	70,214
Federal funds sold			10
Securities, available for sale and unpledged at fair value			12,638			8,428

Total short-term funding sources			$111,515			$148,562

Uses:
Unfunded loan commitments and lending lines of credit			$81,850			$74,023
Letters of credit			9,281			5,366

Total potential short-term funding uses			$91,131			$79,389

Ratio of short-term funding sources to potential short-term funding uses			122.4%			187.1%
In addition to the outstanding commitments for use of liquidity displayed in the table above, the Bank will be utilizing approximately $1.5 million over the next six to twelve months to complete the building of a new branch office in Haymarket, as well as move and expand its ViewTree branch office.
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The effect that this provision of SFAS 158 had on the Company’s consolidated financial statement of condition for September 30, 2009 was a reduction in retained earnings of $24,000 and an increase in accrued benefit liabilities of $37,000.
RECENT ACCOUNTING PROUNCEMENTS
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its (consolidated) financial statements, at this time.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its (consolidated) financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its (consolidated) financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its (consolidated) financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods ending after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its (consolidated) financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its (consolidated) financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its (consolidated) financial statements.
In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its (consolidated) financial statements.
In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its (consolidated) financial statements.
In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.
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
As of September 30, 2009, management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that it maintained effective internal control over the financial reporting as of September 30, 2009, based on those criteria, and the Company’s Chief Executive Officer and Chief Financial Officer can provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2008, has issued an attestation report on the effectiveness of Management’s internal control over reporting as of December 31, 2008. The report, which states an unqualified opinion on the effectiveness of Management’s internal control over financial reporting as of December 31, 2008, is incorporated by reference in the Company’s Annual Report on 10-K for the year ended December 31, 2008 in Item 8 under the heading “Report of Independent Public Accounting Firm.”
No changes were made in management’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, management’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None. On January 15, 2009, the Board authorized the Company to repurchase up to 106,929 shares (3% of common stock outstanding on January 1, 2009) beginning January 1, 2009. No shares were repurchased during the nine months ended September 30, 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
11	Refer to Part I, Item 1, Note 6 to the Consolidated Financial Statements.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

Exhibit	Exhibit
Number	Description
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC. (Registrant)

/s/ Randy K. Ferrell

Randy K. Ferrell
President & Chief Executive Officer
Dated: November 9, 2009

/s/ Eric P. Graap

Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: November 9, 2009