Form 10-K
period 2009-12-31
FAUQUIER BANKSHARES, INC.
filed 2010-03-15
CIK 1083643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s common shares held by “non-affiliates” of the registrant, based upon the closing sale price of its common stock on the NASDAQ Capital Market on June 30, 2009, was $48.9 million. Shares held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded as shares held by affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,620,544 shares of common stock outstanding as of March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders to be held on May 18, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,594,685 shares of common stock, par value $3.13 per share, held by approximately 430 holders of record on December 31, 2009. The Bank has ten full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow, and Haymarket. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

THE FAUQUIER BANK

The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C. The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The basic services offered by the Bank include: demand interest bearing and non-interest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, travel and gift cards, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Star, NYCE, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2009, assets managed by WMS increased by $61.3 million in market value to $310.8 million, or 24.6%, when compared with 2008, with revenue decreasing from $1.29 million to $1.11 million or 13.5%, over the same time period. The decline in revenue was primarily due to the full year average decline in valuations of common stock under management during 2009, in spite of the upturn in value in the second half of 2009, which was reflected in the U.S. stock markets in general during 2009.

The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Infinex Investments, Inc., a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. Bankers Insurance consists of a consortium of Virginia community bank owners; Infinex is owned by banks in various states; and Bankers Title Shenandoah is owned by Virginia community banks. On April 30, 2008, the Bank’s ownership of stock in BI Investments, LLC was exchanged for Infinex stock as part of a merger.

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

As of December 31, 2009, the Company had total consolidated assets of $568.5 million, total loans net of allowance for loan losses of $462.8 million, total consolidated deposits of $466.0 million, and total consolidated shareholders’ equity of $42.6 million.

LENDING ACTIVITIES

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s total loans, net of allowance, at December 31, 2009 were $462.8 million, or 81.4% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, sub-prime loans or loans for highly leveraged transactions.

The Bank’s general market area for lending consists of Fauquier and Prince William Counties, Virginia and the neighboring communities. There is no assurance that this area will experience economic growth. Continued adverse economic conditions in any one or more of the industries operating in Fauquier or Prince William Counties, the continued slow-down in general economic conditions, and/or declines in the market value of local commercial and/or residential real estate may continue to have an adverse effect on the Company and the Bank.

The Bank’s loans are concentrated in three major areas: real estate loans, commercial loans, and consumer loans. Approximately 6.3% and 2.2% of the Bank’s loan portfolio at December 31, 2009 consisted of commercial and consumer loans, respectively. The majority of the Bank’s loans are made on a secured basis. As of December 31, 2009, approximately 88.4% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans decreased $471,000 to $26.5 million for 2009 compared with $26.9 million for 2008 due to the decline in market interest rates. No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

LOANS SECURED BY REAL ESTATE

ONE TO FOUR (“1-4”) FAMILY RESIDENTIAL LOANS.  The Bank’s 1-4 family residential mortgage loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2009, the Bank’s 1-4 family residential loans amounted to $193.7 million, or 41.4% of the total loan portfolio. Substantially the Bank’s entire single-family residential mortgage loans are secured by properties located in the Bank’s service area. The Bank requires private mortgage insurance if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

CONSTRUCTION LOANS.  The majority of the Bank’s construction loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made generally with a variable rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2009, the Bank’s construction loans totaled $33.0 million, or 7.0% of the total loan portfolio.

COMMERCIAL REAL ESTATE LOANS.  Loans secured by commercial real estate comprised $186.5 million, or 39.8% of total loans at December 31, 2009, and consist principally of commercial loans for which real estate constitutes a source of collateral. $100.3 million or 53.8% of commercial real estate loans are owner-occupied. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

CONSUMER LOANS

The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans that are payable on an installment basis. The Bank offers a wide variety of consumer loans, including installment loans, credit card loans, and other secured and unsecured credit facilities. Approximately 70% of these loans, on a dollar-value basis, are for terms of seven years or less, and are secured by liens on motor vehicles of the borrowers. An additional 5% of consumer loans are secured by other personal assets of the borrower, and the remaining 25% are made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a seven-year amortization schedule. The consumer loan portfolio was $10.4 million or 2.2% of total loans at December 31, 2009.

COMMERCIAL LOANS

The Bank’s commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 85% of the Bank’s commercial loans, on a dollar-value basis, and the remaining 15% of commercial loans are on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank’s loan officers. Certain credit risks are inherent in originating and keeping loans on the Bank’s balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $29.3 million or 6.3% of total loans at December 31, 2009.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers its regular savings, demand, negotiable order of withdrawal (“NOW”), premium NOW money market deposit accounts, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 74.1% of the Bank’s total deposits at December 31, 2009. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 25.9% of the Bank’s total deposits at December 31, 2009. During 2009, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank’s deposits are generated from Fauquier and Prince William Counties. Included in interest-bearing deposits at December 31, 2009 were $57.3 million of brokered deposits, or 12.3% of total deposits. Of the brokered deposits, $31.1 million or 6.4% of total deposits represent a reciprocal arrangement for existing Bank customers who desire FDIC insurance for deposits above current limits.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank does not currently engage in any off-balance sheet hedging activities. The Bank’s total investments, at fair value, were

$40.5 million, or 7.1% of total assets at December 31, 2009. During 2009, income from investments totaled $810,000, consisting of $1.58 million of interest and dividend income, partially offset by a loss of $772,000 associated with recognition of other than temporary impairment on investment in pooled trust-preferred securities and Silverton Bank common stock.

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

EMERGENCY ECONOMIC STABILIZATION ACT OF 2008.  Deteriorating market conditions in 2008 led to the enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008. The EESA authorized the Troubled Asset Relief Plan (“TARP”) with an objective to ease the downturn in the credit cycle. The TARP provided up to $700 billion to the U.S. Department of the Treasury (the “Treasury”) to buy mortgages and other troubled assets, to provide guarantees and to inject capital into financial institutions. As part of the $700 billion TARP, the Treasury established a Capital Purchase Program (“CPP”), which allows the Treasury to purchase up to $250 billion of senior preferred shares issued by U.S. financial institutions. The EESA also temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009, and accelerated the date on which the Federal Reserve will begin paying interest on required and excess reserve balances. On May 20, 2009, President Obama signed the Helping Families Save Their Homes Act, which extended the temporary increase in the limit on federal deposit insurance coverage to $250,000 per depositor to December 31, 2013. The limit will decrease to $100,000 on January 1, 2014. The Company, after considerable analysis and deliberation, chose not to participate in the CPP.

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

The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank received a rating of “satisfactory” at its last CRA performance evaluation as of February 28, 2008.

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

Under current regulations, FDIC-insured depository institutions pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and on factors that the FDIC deems relevant to determine the risk of loss to the FDIC. In 2007, the annual assessment rates changed to a range of 5-43 basis points, an increase from the 0-27 basis point range that had been in effect since 1996. In 2009, the base assessment rate range for Risk Category 1 institutions increased to 7-24 basis points as part of the FDICs Restoration Plan for the Deposit Insurance Fund (“DIF”). This increase was necessary to replenish the DIF due to the number of recent failures of FDIC-insured institutions. The amount an institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF and may be reviewed semi-annually.

On May 22, 2009, the FDIC voted to levy a special assessment on insured institutions as part of the FDIC]s efforts to rebuild the DIF and help maintain public confidence in the banking system. The special assessment was 5 basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. On September 30, 2009, the Company paid a special assessment of $241,315. On November 12, 2009, the FDIC voted to require insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting earnings of the industry. During the fourth quarter of 2009, the Company pre-paid estimated assessments of $2,430,625 for 13 quarters starting in the fourth quarter of 2009 through fourth quarter of 2012.

TEMPORARY LIQUIDITY GUARANTEE PROGRAM.  On October 14, 2008, the FDIC enacted the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. Pursuant to the TLGP, the FDIC guaranteed certain senior unsecured debt issued by participating financial institutions issued on or after October 14, 2008 and before June 30, 2009; and provided full FDIC deposit insurance coverage for non-interest bearing transaction accounts at participating FDIC-insured institutions through December 31, 2009 (“Transaction Account Guarantee Program”). All FDIC-insured institutions were covered under the program until December 5, 2008, at no cost. After December 5, 2008, the cost for institutions electing to participate was a 10-basis-point surcharge applied to balances covered by the noninterest-bearing deposit transaction account guarantee and 75 basis points of the eligible senior unsecured debt guaranteed under the program. The Company elected to participate in both the unlimited coverage for noninterest-bearing transaction accounts and the debt guarantee program.

On June 3, 2009, the FDIC amended the TLGP to provide a limited extension of the debt guarantee program. Effective October 1, 2009, the FDIC also extended the full FDIC deposit insurance coverage for noninterest-bearing transaction accounts at participating FDIC-insured institutions through June 30, 2010. As part of the extension, insured institutions electing to continue participation will pay an increased assessment ranging from 15-25 basis points depending on the entity’s Risk Category. The Company elected to continue its participation in the Transaction Account Guarantee Program.

CAPITAL REQUIREMENTS.  The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, retained earnings, qualifying perpetual preferred stock, and certain hybrid capital instruments, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, certain hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2009, the Bank had a total risk-based capital ratio of 12.13% and a Tier 1 risk-based capital ratio of 10.89%, and the Company had a total risk-based capital ratio of 12.21% and a Tier 1 risk-based capital ratio of 10.97%.

Each of the federal regulatory agencies has also established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets, or the “leverage ratio”). These guidelines generally provide for a minimum leverage ratio of 4.0% for banks and bank holding companies (3% for institutions receiving the highest rating on the CAMELS financial institution rating system.) As of December 31, 2009, the Bank had a leverage ratio of 8.67%, and the Company had a leverage ratio of 8.68%.

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

The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank was notified by the Federal Reserve Bank of Richmond that, at December 31, 2009, both the Company and the Bank were considered “well capitalized.”

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

EMPLOYEES

As of December 31, 2009, the Company and the Bank employed 137 full-time employees and 28 part-time employees compared with 131 full-time and 25 part-time employees as of December 31, 2008. The growth in employees was due to the opening of two branch locations during 2009. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

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

The Company may continue to be adversely affected by economic conditions in our market area, as well as national and international economic conditions.

The Company’s marketplace is primarily in Fauquier and western Prince William Counties, Virginia and the neighboring communities. Many, if not most, of the Company’s customers live and/or work in the greater Washington, D.C. metropolitan area. Because the Company’s lending, deposit gathering, and wealth management services are concentrated in this market, the Company is affected by the general economic conditions in the greater Washington area. Changes in the economy may influence the growth rate of the Company’s loans and deposits, the quality of the loan portfolio and loan and deposit pricing and the performance of the Company’s wealth management business. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control could decrease the demand for banking products and services generally and could continue to impair the ability of existing borrowers to repay their loans, which could continue to negatively affect the Company’s financial condition and performance.

Within the Bank’s investment portfolio are municipal bonds issued by state and/or local governments outside of the Bank’s own market area. At December 31, 2009, the Bank had $5.7 million in municipal bonds, at fair value, all from geographic areas outside of the Bank’s market area. Also within the Bank’s investment portfolio are $1.9 million of corporate bonds, at fair value, that are “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 50 different financial institutions, which, for the most part, are outside the Bank’s market area. All $1.9 million of these corporate bonds are considered impaired at this time due to the current uncertainty of interest and principal payments from the different financial institutions.

The Company has a high concentration of loans secured by both residential and commercial real estate and a downturn in either or both real estate markets, for any reason, may continue to increase the Company’s credit losses, which would negatively affect its financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of the Company’s loans are secured by real estate (both residential and commercial) in its market area. At December 31, 2009, approximately 41.4% and 39.8% of the Company’s $468 million loan portfolio were secured by post-construction residential and commercial real estate including farmland, respectively, with construction loans representing an additional 7.0% of its loans secured by real estate. Changes in the real estate market, such as the greater deterioration in market value of collateral, or a greater decline in local employment, could adversely affect the Company’s customers ability to pay these loans, which in turn could impact the Company’s profitability. There has been a slowdown in the housing market across our geographical footprint, reflecting declining prices and excess inventories of houses to be sold. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may become unpredictable in the current economy. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

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

Increases in FDIC insurance premiums may adversely affect our earnings.

During 2008 and 2009, higher levels of bank failures have dramatically increased resolution expenses and depleted the fund resources of the FDIC. As result, the FDIC has increased assessment rates and imposed special assessments during 2009. We may be required to pay even higher premiums than the recently increased levels.

The Company depends on the services of its key personnel, and a loss of any of those personnel would disrupt operations and result in reduced revenues.

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

The Company’s business strategy calls for continued growth. The Company anticipates that it will be able to support the Company’s growth strategy primarily through the generation of retained earnings. However, it may need to raise additional capital in the future to support the Company’s growth and to maintain capital levels. The capital and credit markets have experienced unprecedented levels of volatility and disruption over the last two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers underlying financial strength. The Company’s ability to raise capital through the sale of additional securities will depend primarily upon its financial condition and the condition of financial markets at that time, and may not be able to obtain additional capital when needed on terms that are satisfactory to us. This could negatively affect the Company’s performance and the value of common stock. The Company’s growth may be constrained if it is unable to raise additional capital as needed.

The Company is subject to a variety of operational risks, including reputational risk, legal risk, compliance risk, the risk of both internal and external fraud and/or theft, all of which may adversely affect our business and the results of operations.

In additional to the monetary losses of these operational risks,

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

The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or omission. Additionally, controls can be circumvented by individual acts, by collusion by two or more people and/or by override of the established controls. Accordingly, because of the inherent limitations in the Company’s control systems and in human nature, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Bank owns or leases property and operates branches at the following locations:

Location	Lease/Own	Rent (Annual)	Expiration	Renewal

Main Office * P.O. Box 561 10 Courthouse Square Warrenton, VA 20186	Own	N/A	N/A	N/A
Catlett Office Rt. 28 and 806 Catlett, VA 20119	Own	N/A	N/A	N/A
Sudley Road Office 8091 Sudley Rd. Manassas, VA 20109	Lease	$200,000 for 2010; to 2014; $230,000 for 2015 to 2019; $264,500 for 2020; to 2024; $304,175 for 2025 to 2029	2029	None
Old Town Office Center Street Manassas, VA 20110	Lease	$44,215	2011	Two additional options for 10 years each.
New Baltimore Office 5119 Lee Highway Warrenton, VA 20187	Own	N/A	N/A	N/A
The Plains Office 6464 Main Street The Plains, VA 20198	Own	N/A	N/A	N/A

Location	Lease/Own	Rent (Annual)	Expiration	Renewal

View Tree Office 216 Broadview Avenue Warrenton, VA 20186	Lease	$15,000	January 2010	N/A
View Tree Property 87 Lee Highway Warrenton, VA 20186	Own	N/A	N/A	N/A
Finance/Accounting Office 98 Alexandria Pike Warrenton, VA 20186	Lease	$38,880	June 2010	N/A
Bealeton Office US Rt. 17 & Station Dr. Bealeton, VA 22712	Own	N/A	N/A	N/A
Haymarket Property Market Square at Haymarket Haymarket, VA 20169	Lease	$150,000 for first 12 months of occupancy and increasing 3% annually.	2025	Two additional options for 5 years each.
Bristow Property Bristow Shopping Center 10250 Bristow Center Drive Bristow, VA 20136	Lease	$150,000 for first 12 months of occupancy and increasing 3% annually.	2018	Two additional options for 5 years

*	The Bank and the Company occupy this location.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market of the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “FBSS”. The Company’s common stock commenced trading on NASDAQ on December 27, 1999. As of March 10, 2010, there were 3,620,544 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 423 holders of record. As of March 10, 2010, the closing market price of the Company’s common stock was $14.98.

The Company’ five year stock performance graph is set forth below:

Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Fauquier Bankshares, Inc.	$100.00	$102.76	$106.05	$75.07	$59.02	$60.77

NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31

SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00

The following table sets forth the high and low sales prices as reported by NASDAQ for the Company’s common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

					Dividends per
	2009		2008		Share
	High	Low	High	Low	2009	2008

1st Quarter	$14.00	$8.96	$18.98	$15.30	$0.20	$0.20
2nd Quarter	$16.95	$10.64	$19.99	$16.00	$0.20	$0.20
3rd Quarter	$15.00	$12.90	$18.92	$14.80	$0.20	$0.20
4th Quarter	$15.74	$11.76	$16.94	$9.30	$0.20	$0.20

The Company’s future dividend policy is subject to the discretion of the Board of Directors (“the Board”) and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. The Company’s ability to pay cash dividends will depend entirely upon the Bank’s ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2009, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $5.34 million.

In September 1998, the Company announced a stock repurchase program for its common stock. Initially, the program authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Annually, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program. On January 15, 2009, the Board authorized the Company to repurchase up to 106,929 shares (3% of the shares of common stock outstanding on January 1, 2009) beginning January 1, 2009. No shares of common stock were repurchased during 2009. On January 21, 2010, the Board authorized the Company to repurchase up to 107,840 shares (3% of the shares of common stock outstanding on January 1, 2010) beginning January 1, 2010.

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

SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

EARNINGS STATEMENT DATA:
Interest income	$28,074	$28,839	$31,194	$30,394	$25,619
Interest expense	6,799	9,388	12,268	10,902	6,338

Net interest income	21,275	19,451	18,926	19,492	19,281
Provision for loan losses	1,710	3,227	717	360	473

Net interest income after provision for loan losses	19,565	16,224	18,209	19,132	18,808
Noninterest income	5,300	5,970	5,812	5,666	5,063
Securities gains (losses)	(772)	(335)	—	(83)	—
Noninterest expense	19,520	16,840	16,981	16,648	15,653

Income before income taxes	4,573	5,019	7,040	8,067	8,218
Income taxes	1,156	1,366	2,087	2,463	2,517

Net income	$3,417	$3,653	$4,953	$5,604	$5,701

PER SHARE DATA:
Net income per share, basic	$0.95	$1.04	$1.41	$1.61	$1.66
Net income per share, diluted	$0.95	$1.03	$1.39	$1.56	$1.60
Cash dividends	$0.80	$0.80	$0.79	$0.745	$0.645
Average basic shares outstanding	3,593,337	3,525,821	3,504,761	3,472,217	3,434,093
Average diluted shares outstanding	3,602,831	3,557,677	3,563,343	3,582,241	3,562,564
Book value at period end	$11.86	$11.64	$11.82	$11.08	$10.32
BALANCE SHEET DATA:
Total Assets	$568,482	$514,515	$489,896	$521,854	$481,245
Loans, net	462,784	434,678	409,107	416,061	381,049
Investment securities , at fair value	40,467	37,839	37,377	40,353	48,391
Deposits	465,987	400,294	404,559	416,071	391,657
Shareholders’ equity	42,639	41,488	41,828	38,534	35,579
PERFORMANCE RATIOS:
Net interest margin(1)	4.30%	4.25%	4.19%	4.33%	4.72%
Return on average assets	0.64%	0.73%	1.01%	1.14%	1.27%
Return on average equity	8.08%	8.65%	12.16%	14.86%	16.94%
Dividend payout	84.19%	78.13%	56.46%	46.21%	38.95%
Efficiency ratio(2)	72.07%	65.40%	67.96%	66.23%	63.77%

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

ASSET QUALITY RATIOS:
Allowance for loan losses to period
end loans	1.17%	1.09%	1.01%	1.07%	1.11%
Allowance for loan losses to period
period end non-performing loans	160.76%	395.70%	219.57%	278.05%	Not Meaningful
Non-performing assets to period
end total assets	1.24%	0.83%	0.43%	0.33%	0.04%
Non-performing loans to period end
loans	0.73%	0.27%	0.46%	0.39%	0.003%
Net charge-offs to average loans	0.22%	0.62%	0.24%	0.03%	0.08%
CAPITAL RATIOS:
Leverage	8.68%	9.37%	9.49%	9.54%	8.66%
Risk Based Capital Ratios:
Tier 1 capital	10.97%	11.38%	11.90%	11.80%	10.83%
Total capital	12.21%	12.52%	12.98%	12.90%	11.97%

(1)	Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company’s net yield on its earning assets.

(2)	Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and non-interest income. Gains and losses on the sale or impairment of securities and the gain on cancellation of property rights are excluded from non-interest income in the calculation of this ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company and the Bank, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve, the quality or composition of the Bank’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our plans to expand our branch network and increase our market share, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

ALLOWANCE FOR LOAN LOSSES.  The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on three basic principles of accounting: (i) ASC 450 “Contingencies” (previously Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”) which requires that losses be accrued when they are probable of occurring and estimable, (ii) ASC 310 “Receivables” (previously SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”) which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.

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

Specifically, the Company uses both external and internal qualitative factors when determining the non-loan-specific allowances. The external factors utilized include: unemployment in the Company’s defined market area of Fauquier County, Prince William County, and the City of Manassas (“market area”), as well as state and national unemployment trends; new residential construction permits for the market area; bankruptcy statistics for the Virginia Eastern District and trends for the United States; and foreclosure statistics for the market area and the state. Quarterly, these external qualitative factors as well as relevant anecdotal information are evaluated from data compiled from local periodicals such as The Washington Post, The Fauquier Times Democrat, and The Bull Run Observer, which cover the Company’s defined market area. Additionally, data is gathered from the Federal Reserve Beige Book for the Richmond Federal Reserve District, Global Insight’s monthly economic review, the George Mason School of Public Policy Center for Regional Analysis, and daily economic updates from various other sources. Internal Bank data utilized includes: loans past due aging statistics, nonperforming loan trends, trends in collateral values, loan concentrations, loan review status downgrade trends, and lender turnover and experience trends. Both external and internal data is analyzed on a rolling six quarter basis to determine risk profiles for each qualitative factor. Ratings are assigned through a defined matrix to calculate the allowance consistent with authoritative accounting literature. A narrative summary of the reserve allowance is produced quarterly and reported directly to the Company’s board of directors. The Company’s application of these qualitative factors to the allowance for loan losses has been consistent over the reporting period.

The Company employs an independent outsourced loan review function, which annually substantiates and/or adjusts internally generated risk ratings and loan impairment calculations. This independent review is reported directly to the Company’s board of directors’ audit committee, and the results of this review are factored into the calculation of the allowance for loan losses.

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

Net income of $3.42 million in 2009 was a 6.4% decrease from 2008 net income of $3.65 million. The Company and the Bank’s primary operating businesses are in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. Loans, net of reserve, increased 6.5% from year-end 2008 to year-end 2009, compared with an increase of 6.3% from year-end 2007 to year-end 2008. Deposits increased 16.4% from year-end 2008 to year-end 2009, compared with a decrease of 1.1% from year-end 2007 to year-end 2008. The market value of assets under WMS management increased 24.6% from 2008 to 2009, but decreased 18.1% from 2007 to 2008. The changes in assets under WMS management reflect, in large part, the changes in the overall U.S. and international bond and stock markets.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2010 as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The Bank is also subject to a moderate decline in net interest income due to the overall increase in market interest rates.

The Bank’s non-performing assets totaled $7.1 million or 1.24% of total assets at December 31, 2009, as compared with $4.3 million or 0.83% of total assets at December 31, 2008. The provision for loan losses was $1.7 million for 2009 compared with $3.2 million for 2008. Loan chargeoffs, net of recoveries, totaled $1.0 million or 0.22% of total average loans for 2009, compared with $2.6 million or 0.62% of total average loans for 2008.

Management seeks to continue the expansion of its branch network. The Bank opened new branch offices in Bristow, Virginia and Haymarket, Virginia, its ninth and tenth full-service branch offices, respectively, during 2009. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income WMS through the increase of its market share within its marketplace.

The following table presents a quarterly summary of earnings for the last two years.

EARNINGS

	Three Months Ended 2009				Three Months Ended 2008
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
	(In thousands, except per share data)

Interest income	$7,273	$7,136	$6,858	$6,807	$7,098	$7,268	$7,126	$7,344
Interest expense	1,591	1,624	1,712	1,872	2,258	2,351	2,194	2,584

Net Interest Income	5,682	5,512	5,146	4,935	4,840	4,917	4,932	4,760
Provision for loan losses	790	360	360	200	1,506	431	834	456

Net interest income after provision
for loan losses	4,892	5,152	4,786	4,735	3,334	4,486	4,098	4,304
Other income	1,382	1,394	1,400	1,124	1,368	1,184	1,586	1,499
Securities gains (losses)	(360)	(246)	(166)	—	—	—	—	—
Other expense	4,880	5,021	5,024	4,594	3,793	4,256	4,395	4,396

Income before income taxes	1,034	1,279	996	1,265	909	1,414	1,289	1,407
Income tax expense	219	323	272	342	142	479	347	398

Net income	$815	$956	$724	$923	$767	$935	$942	$1,009

Net income per share, basic	$0.22	$0.27	$0.20	$0.26	$0.22	$0.26	$0.27	$0.29
Net income per share, diluted	$0.23	$0.26	$0.20	$0.26	$0.22	$0.26	$0.26	$0.28

2009 COMPARED WITH 2008

Net income of $3.42 million in 2009 was a 6.4% decrease from 2008 net income of $3.65 million. Earnings per share on a fully diluted basis were $0.95 in 2009 compared to $1.03 in 2008. Profitability as measured by return on average equity decreased from 8.65% in 2008 to 8.08% in 2009. Profitability as measured by return on average assets decreased from 0.73% in 2008 to 0.64% in 2009. The year to year decline in net income was primarily due to the $2.68 million increase in operating expenses from 2008 to 2009, partially offset by the $1.83 million increase in net interest income.

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

NET INTEREST INCOME AND EXPENSE

2009 COMPARED WITH 2008

Net interest income increased $1.83 million or 9.4% to $21.28 million for the year ended December 31, 2009 from $19.45 million for the year ended December 31, 2008. The increase in net interest income was due to the Company’s net interest margin increasing from 4.25% in 2008 to 4.30% in 2009, and the impact of total average earning assets increasing from $465.4 million in 2008 to $502.6 million in 2009. The percentage of average earning assets to total assets increased in 2009 to 93.8% from 92.9% in 2008.

Total interest income decreased $764,000 or 2.6% to $28.07 million in 2009 from $28.84 million in 2008. This decrease was due to the 61 basis point decrease in the average yield on assets, partially offset by the increase in total average earning assets of $37.2 million or 8.0%, from 2008 to 2009. The yield on earning assets declined from 6.27% in 2008 to 5.66% in 2009 due to the decline in market interest rates in the economy at large over the last two years.

Average loan balances increased 6.9% from $424.7 million in 2008 to $454.1 million in 2009. The tax-equivalent average yield on loans decreased to 5.88% in 2009 compared with 6.41% in 2008. Together, this resulted in a $471,000 decrease in interest and fee income from loans for 2009 compared with 2008.

Average investment security balances decreased $146,000 from $37.4 million in 2008 to $37.3 million in 2009. The tax-equivalent average yield on investments decreased from 5.20% in 2008 to 4.57% in 2009. Together, there was a decrease in interest and dividend income on security investments of $244,000 or 13.4%, from $1.83 million in 2008 to $1.58 million in 2009. On a tax-equivalent basis, the year-to-year decrease in interest and dividend income on security investments was $242,000.

Interest income on deposits at other banks decreased from $36,000 in 2008 to $20,000 in 2009 due to the decline in interest rates paid on these deposits from 1.77% in 2008 to 0.18% in 2009. Interest income on federal funds sold decreased from $33,000 during 2008 to less than $1,000 during 2009 as average balances and yield declined $1.1 million and 244 basis points, respectively, from 2008 to 2009.

Total interest expense decreased $2.59 million or 27.6% from $9.39 million in 2008 to $6.80 million in 2009 primarily due to the decline in market interest rates in the economy. Interest paid on deposits decreased $1.70 million or 23.3% from $7.30 million in 2008 to $5.60 million in 2009. Average time deposit balances increased $55.8 million from 2008 to 2009 while the average rate on time deposits decreased from 3.67% to 2.55% resulting in an increase of $39,000 in interest expense from 2008 to 2009. Average NOW deposit balances decreased $5.7 million from 2008 to 2009 while the average rate on NOW accounts decreased from 0.95% to 0.46% resulting in $439,000 less interest expense in 2009. Average money market account deposit balances decreased $24.0 million from 2008 to 2009 while the average rate on money market account deposits decreased from 2.03% to 0.81% resulting in $1.30 million less interest expense in 2009.

Interest expense on federal funds purchased decreased $77,000 from 2008 to 2009 due to the decline in the average rate paid from 2.18% in 2008 to 1.19% in 2009, as well as the decline in average federal funds borrowed from $5.4 million in 2008 to $3.5 million in 2009. Interest expense on FHLB of Atlanta advances decreased $719,000 from 2008 to 2009 due to the decline in the average rate paid from 3.66% in 2008 to 1.96% in 2009, partially offset by the $5.2 million increase in average FHLB advances. The average rate on total interest-bearing liabilities decreased from 2.42% in 2008 to 1.61% in 2009.

2008 COMPARED WITH 2007

Net interest income increased $524,000 or 2.8% to $19.45 million for the year ended December 31, 2008 from $18.93 million for the year ended December 31, 2007. The increase in net interest income was due to the Company’s net interest margin increasing from 4.19% in 2007 to 4.25% in 2008, and the impact of total average earning assets increasing from $457.5 million in 2007 to $465.4 million in 2008. The percentage of average earning assets to total assets decreased in 2008 to 92.9% from 93.1% in 2007.

Total interest income decreased $2.36 million or 7.6% to $28.84 million in 2008 from $31.19 million in 2007. This decrease was due to the 60 basis point decrease in the average yield on assets, partially offset by the increase in total average earning assets of $7.9 million or 1.7%, from 2007 to 2008. The yield on earning assets declined from 6.87% in 2007 to 6.27% in 2008 due to the decline in market interest rates in the economy at large.

Average loan balances increased 2.2% from $415.5 million in 2007 to $424.7 million in 2008. The tax-equivalent average yield on loans decreased to 6.39% in 2008 compared with 7.07% in 2007. Together, this resulted in a $2.22 million decrease in interest and fee income from loans for 2008 compared with 2007.

Average investment security balances decreased $1.9 million from $39.3 million in 2007 to $37.4 million in 2008. The tax-equivalent average yield on investments increased from 5.00% in 2007 to 5.20% in 2008. Together, there was a decrease in interest and dividend income on security investments of $77,000 or 4.0%, from $1.90 million in 2007 to $1.83 million in 2008. On a tax-equivalent basis, the year-to-year decrease in interest and dividend income on security investments was $16,000. Interest income on federal funds sold decreased $58,000 from 2007 to 2008 as average balances and yield declined $573,000 and 242 basis points, respectively, from 2007 to 2008.

Total interest expense decreased $2.88 million or 23.5% from $12.27 million in 2007 to $9.39 million in 2008 primarily due to the decline in market interest rates in the economy. Interest paid on deposits decreased $2.55 million or 25.9% from $9.85 million in 2007 to $7.30 million in 2008. Average money market account balances decreased $7.7 million from 2007 to 2008 while their average rate decreased from 3.31% to 2.03% over the same period resulting in $1.41 million less interest expense in 2008. Average time deposit balances decreased $1.4 million from 2007 to 2008 while the average rate on time deposits decreased from 4.44% to 3.67% resulting in $1.02 million less interest expense in 2008. Average NOW deposit balances increased $11.9 million from 2007 to 2008 while the average rate on NOW accounts decreased from 1.27% to 0.95% resulting in $124,000 less interest expense in 2008.

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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES

	12 Months Ended			12 Months Ended			12 Months Ended
	December 31, 2009			December 31, 2008			December 31, 2007
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
	(Dollars in thousands)

ASSETS:
Loans
Taxable	$442,230	$26,014	5.88%	$414,000	$26,540	6.41%	$406,545	$28,802	7.08%
Tax-exempt(1)	9,682	694	7.18%	8,304	610	7.35%	7,613	554	7.28%
Nonaccrual(2)	2,185	—		2,405	—		1,329	—

Total Loans	454,097	26,708	5.88%	424,709	27,150	6.39%	415,487	29,356	7.07%

Securities
Taxable	31,710	1,344	4.24%	32,077	1,591	4.96%	36,679	1,781	4.86%
Tax-exempt(1)	5,583	361	6.46%	5,362	356	6.64%	2,619	182	6.95%

Total securities	37,293	1,705	4.57%	37,439	1,947	5.20%	39,298	1,963	5.00%

Deposits in banks	11,109	20	0.18%	2,030	36	1.77%	921	34	3.69%
Federal funds sold	79	—	0.25%	1,227	33	2.69%	1,800	92	5.11%

Total earning assets	502,578	28,433	5.66%	465,405	29,166	6.27%	457,506	31,445	6.87%

Less: Reserve for loan losses	(5,115)			(4,359)			(4,451)
Cash and due from banks	5,536			14,115			15,037
Bank premises and equipment, net	10,967			8,226			7,399
Other assets	21,549			17,722			16,057

Total Assets	$535,515			$501,109			$491,548

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$64,098			$67,541			$75,446
Interest-bearing deposits
NOW accounts	78,547	360	0.46%	84,294	799	0.95%	72,403	923	1.27%
Money market accounts	66,146	535	0.81%	90,184	1,830	2.03%	97,901	3,241	3.31%
Savings accounts	38,190	141	0.37%	31,482	148	0.47%	32,499	137	0.42%
Time deposits	179,204	4,563	2.55%	123,424	4,524	3.67%	124,850	5,547	4.44%

Total interest-bearing deposits	362,087	5,599	1.55%	329,384	7,301	2.22%	327,653	9,848	3.01%

Federal funds purchased	3,462	41	1.19%	5,411	118	2.18%	4,484	243	5.42%
Federal Home Loan Bank advances	53,586	1,050	1.96%	48,398	1,769	3.66%	34,107	1,802	5.28%
Capital securities of subsidiary trust	4,124	109	2.64%	4,124	200	4.85%	5,118	375	7.33%

Total interest-bearing liabilities	423,259	6,799	1.61%	387,317	9,388	2.42%	371,362	12,268	3.30%

Other liabilities	5,846			4,038			4,011
Shareholders’ equity	42,312			42,213			40,729

Total Liabilities & Shareholders’ Equity	$535,515			$501,109			$491,548

Net interest spread		$21,634	4.05%		$19,778	3.84%		$19,177	3.57%

Interest expense as a percent of average earning assets			1.35%			2.02%			2.68%
Net interest margin			4.30%			4.25%			4.19%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

RATE/VOLUME VARIANCE

	2009 Compared to 2008			2008 Compared to 2007
		Due to	Due to		Due to	Due to
	Change	Volume	Rate	Change	Volume	Rate
	(In thousands)

INTEREST INCOME			—			—
Loans; taxable	$(527)	$1,810	$(2,337)	$(2,261)	$528	$(2,789)
Loans; tax-exempt(1)	85	101	(16)	56	50	6
Securities; taxable	(247)	(18)	(229)	(190)	(223)	33
Securities; tax-exempt(1)	5	15	(10)	174	191	(17)
Deposits in banks	(16)	161	(177)	2	41	(39)
Federal funds sold	(33)	(31)	(2)	(59)	(29)	(30)

Total Interest Income	(733)	2,038	(2,771)	(2,278)	558	(2,836)

INTEREST EXPENSE
NOW accounts	(439)	(54)	(385)	(124)	152	(276)
Money market accounts	(1,294)	(488)	(806)	(1,411)	(255)	(1,156)
Savings accounts	(7)	32	(39)	11	(4)	15
Time deposits	38	2,045	(2,007)	(1,023)	(63)	(960)
Federal funds purchased and securities sold under agreements to repurchase	(77)	(43)	(34)	(125)	50	(175)
Federal Home Loan Bank advances	(719)	190	(909)	(33)	755	(788)
Capital securities of subsidiary trust	(91)	—	(91)	(175)	(73)	(102)

Total Interest Expense	(2,589)	1,682	(4,271)	(2,880)	562	(3,442)

Net Interest Income	$1,856	$356	$1,500	$602	$(4)	$606

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY

The provision for loan losses was $1.71 million for 2009, $3.23 million for 2008 and $717,000 for 2007. The amount of the provision for loan loss for 2009, 2008, and 2007 was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The decrease in the provision for loan losses from 2008 to 2009 was largely in response to the decrease in net loan charge-offs in 2009. The increase in the provision for loan losses from 2007 to 2008 was largely in response to the increase in net loan charge-offs in 2008, as well as the impact of a slowing economy, declining real estate values, and continued growth in new loan originations during 2008. Loan charge-offs, net of recoveries, totaled $1.0 million for 2009, $2.6 million for 2008, and $1.0 million for 2007. Loan charge-offs during 2009 were largely provided for in the allowance during 2008.

LOAN PORTFOLIO

At December 31, 2009, 2008, and 2007, net loans accounted for 81.4%, 84.5%, and 83.5% of total assets, respectively, and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

Authoritative accounting guidance requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. The guidance also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

A loan is considered impaired when there is an identified weakness that may reasonably limit the Bank’s ability to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not necessarily be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered “insignificant” and would not indicate an impairment situation, if in management’s judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under authoritative accounting guidance. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible.

The Bank considers all consumer installment loans and residential mortgage loans to be homogenous loans. These loans are not subject to individual impairment under authoritative accounting guidance.

ASSET QUALITY

Non-performing assets, in most cases, consist of loans, other real estate owned, repossessed property such as automobiles and pooled trust preferred securities that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans and investments that are 90 days or more past due, as well as borrowers that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the net realizable value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency.

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

Non-performing assets totaled $7.1 million or 1.24% of total assets at December 31, 2009, as compared with $4.3 million or 0.83% of total assets at December 31, 2008 and $2.1 million, or 0.43% of total assets at December 31, 2007. Included in non-performing assets at December 31, 2009 were $1.1 million of non-performing pooled trust preferred securities, as well as $2.5 million of other real estate owned , $3.4 million of nonaccrual loans and $54,000 of repossessed autos.

Non-performing loans, other real estate owned, and other repossessed assets totaled $5.9 million or 1.26% of total loans, other real estate owned, and other repossessed assets at December 31, 2009, as compared with $4.3 million or 0.97% of total loans, other real estate owned, and other repossessed assets at December 31, 2008 and $2.1 million, or 0.51% of total loans, other real estate owned, and other repossessed assets at December 31, 2007.

The allowance for loan losses as a percentage of non-performing loans was 160.8%, 395.7% and 219.6% at December 31, 2009, 2008 and 2007, respectively. The reason for the decline in this coverage ratio from 2008 to 2009 was primarily due to the underlying collateral value of the new loans added to non-performing in 2009, and the relative levels of allowance needed for these specific loans. Specifically, non-performing loans increased $2.2 million from 2008 to 2009 primarily due to the addition of three commercial real estate loans totaling $2.2 million. The allowance for loan losses specifically allocated for these three loans totaled approximately $287,000, or a coverage ratio of approximately 13%.

The number of non-performing loan relationships decreased from thirty-two at December 31, 2007 to nineteen at December 31, 2008, and twenty at December 31, 2009. The reduction in the number of non-performing loan relationships from the end of 2007 to the end of 2008 and continued into 2009 was primarily due to the reduction in non-performing consumer loans, primarily auto loans, over that same time period. The Bank’s other real estate owned consists of two properties with a total value, net of cost to sell, of $2,480,000 at December 31, 2009 compared with two properties with a total value, net of cost to sell, of $3,034,000 at December 31, 2008 and none at 2007. At December 31, 2009, one property has a net value of approximately $2.03 million and consists of 47 acres of undeveloped land in Opal, Virginia, and the second property has a net value of $451,000 and consists of a single family house located in Haymarket, Virginia.

Loans that were 90 days past due and accruing interest totaled $354,000, $102,000, $770,000 at December 31, 2009, 2008, and 2007, respectively. No loss is anticipated on any loan 90 days past due and accruing interest.

Additionally, there were seven loans totaling $855,000 that were accruing interest at December 31, 2009, but which were considered impaired and were allocated $355,000 of specific loan loss reserves. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay. There was one pooled trust preferred security with a market value of $786,000 that was current and accruing interest at December 31, 2009, but which was considered impaired.

At December 31, 2009, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.

At December 31, 2009, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentrations at December 31, 2009 were approximately 5.2% of loans to the hospitality industry (hotels, motels, inns, etc.). For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of this report entitled “We have a high concentration of loans secured by real estate and the continued downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results.”

Based on recently enacted regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of December 31, 2009, construction and land loans are $33.9 million or 59.2% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $118.4 million or 206.4% of the concentration level.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2009, 2008, 2007, 2006, and 2005.

LOAN PORTFOLIO

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Loans secured by real estate:
Construction	$33,003	$38,037	$37,204	$33,662	$27,302
Secured by farmland	948	1,293	1,365	1,365	535
1-4 family residential	193,709	175,791	170,983	168,310	153,997
Commercial real estate	186,463	160,443	132,918	134,955	120,416
Commercial and industrial loans (except those secured by real estate)	29,286	39,985	38,203	41,508	35,497
Consumer loans to individuals (except those secured by real estate)	10,390	15,695	24,133	31,952	38,677
All other loans	14,559	8,934	8,824	9,273	9,386

Total loans	$468,358	$440,178	$413,630	$421,025	$385,810

Of the $186.5 million of commercial real estate outstanding at December 31, 2009, $100.3 million are owner-occupied properties.

The following table sets forth certain information with respect to the Bank’s non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:

NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Non-accrual loans	$3,410	$1,208	$1,906	$1,608	$13
Restructured loans	—	—	—	—	—
Other real estate owned	2,480	3,034	—	—	—
Other repossessed assets owned	54	33	222	140	182
Non-performing corporate bond investments, at fair value	$1,126	—	—	—	—

Total non-performing assets	$7,070	$4,275	$2,128	$1,748	$195

Loans past due 90 days accruing interest	$354	$102	$770	$1	$679

Allowance for loan losses as percentage of total loans, period end	1.17%	1.09%	1.02%	1.07%	1.11%
Non-performing loans to total loans, period end	0.73%	0.27%	0.46%	0.38%	0.003%
Allowance for loan losses as percentage of non-performing loans, period end	160.76%	395.70%	219.57%	278.05%	Not Meaningful
Non-performing loans, other real estate owned and other repossessed assets as percentage of total loans, other real estate owned and other repossessed assets, period end	1.26%	0.97%	0.51%	0.42%	0.05%
Non-performing assets as percentage of total assets, period end	1.24%	0.83%	0.43%	0.33%	0.04%

The following table sets forth certain information with respect to the Bank’s past due loans:

AGE ANALYSIS OF PAST DUE LOANS

	For the Year Ended December 31, 2009
						Past Due as
	30-59 Days	60-89 Days	Greater than	Total Past	Total	Percentage of
	Past Due	Past Due	90 Days	Due	Loans	Loans
	(In thousands)

Secured by real estate:
Construction	—	—	—	—	33,003	0.00%
Farmland	—	—	—	—	948	0.00%
1-4 Family Residential	1,978	469	432	2,879	193,709	1.49%
Commercial Real Estate	354	123	1,720	2,197	186,463	1.18%
Commercial and Industrial	781	168	764	1,713	29,286	5.85%
Consumer	137	30	41	208	10,390	2.00%
Other	—	—	—	—	14,559	0.00%

	$3,250	$790	$2,957	$6,997	$468,358	1.49%

	For the Year Ended December 31, 2008
						Past Due as
	30-59 Days	60-89 Days	Greater than	Total Past	Total	Percentage of
	Past Due	Past Due	90 Days	Due	Loans	Loans

Secured by real estate:
Construction	—	—	—	—	38,037	0.00%
Farmland	—	—	—	—	1,293	0.00%
1-4 Family Residential	2,429	775	—	3,204	175,791	1.82%
Commercial Real Estate	1,637	1,545	—	3,182	160,443	1.98%
Commercial and Industrial	268	175	453	896	39,985	2.24%
Consumer	245	23	78	346	15,695	2.20%
Other	—	—	—	—	8,934	0.00%

	$4,579	$2,518	$531	$7,628	$440,178	1.73%

	For the Year Ended December 31, 2007
						Past Due as
	30-59 Days	60-89 Days	Greater than	Total Past	Total	Percentage of
	Past Due	Past Due	90 Days	Due	Loans	Loans

Secured by real estate:
Construction	—	—	—	—	37,204	0.00%
Farmland	—	—	—	—	1,365	0.00%
1-4 Family Residential	2,202	152	425	2,779	170,983	1.63%
Commercial Real Estate	384	2,495	262	3,141	132,918	2.36%
Commercial and Industrial	175	—	1,041	1,216	38,203	3.18%
Consumer	215	20	362	597	24,133	2.47%
Other	—	—	—	—	8,824	0.00%

	$2,976	$2,667	$2,090	$7,733	$413,630	1.87%

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

At December 31, 2009, 2008, 2007, 2006, and 2005, the allowance for loan losses was $5,482,000, $4,780,000, $4,185,000, $4,471,000, and $4,238,000, respectively. As a percentage of total loans, the allowance for loan losses increased from 1.09% at December 31, 2008 to 1.17% at December 31, 2009 as the percentage of non-performing loans to total loans increased from 0.83% to 1.24% over the same time period. The allowance for loan losses equaled 160.8% of non-performing loans at December 31, 2009 compared to 395.7% one year earlier.

The following table summarizes the Bank’s loan loss experience for each of the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance for loan losses, January 1,	$4,780	$4,185	$4,471	$4,238	$4,060

Loans charged-off:
Commercial and industrial	40	750	762	56	18
Construction	—	617	—	—	—
Secured by farmland	—	—	—	—	—
1-4 family residential real estate	506	807	—	—	—
Commercial real estate	245	—	—	—	—
Consumer	298	530	301	200	330

Total loans charged-off	1,089	2,704	1,063	256	348

Recoveries:
Commercial and industrial	7	12	—	60	10
Construction	—	—	—	—	—
Secured by farmland	—	—	—	—	—
1-4 family residential real estate	36	—	—	—	—
Commercial real estate	4	—	—	—	—
Consumer	34	60	60	69	43

Total loans recoveries	81	72	60	129	53

Net Charge-Offs	1,008	2,632	1,003	127	295
Provision for loan losses	1,710	3,227	717	360	473

Allowance for loan losses, December 31,	$5,482	$4,780	$4,185	$4,471	$4,238

Ratio of net charge-offs to average loans	0.22%	0.62%	0.24%	0.03%	0.08%

The following table allocates the allowance for loan losses at December 31, 2009, 2008, 2007, 2006, and 2005 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2009		2008		2007
	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans	Losses	Loans
	(Dollars in thousands)

Commercial & industrial	$1,039	7.26%	$1,323	9.10%	$1,334	9.24%
Real Estate:
Construction	186	7.05%	231	8.66%	317	8.99%
Secured by farmland	10	0.20%	10	0.29%	10	0.33%
1-4 Family residential	1,993	41.36%	1,326	40.00%	603	41.34%
Commercial real estate	2,145	38.81%	1,621	36.51%	1,560	32.13%
Consumer	99	2.22%	259	3.41%	356	5.83%
All other loans	10	3.10%	10	2.03%	6	2.13%

	$5,482	100.00%	$4,780	100.00%	$4,185	100.00%

	2006		2005
	Allowance	Percentage	Allowance	Percentage
	for Loan	of Total	for Loan	of Total
	Losses	Loans	Losses	Loans

Commercial & industrial	$1,367	9.86%	$1,234	9.20%
Real Estate:
Construction	403	8.00%	318	7.08%
Secured by farmland	17	0.32%	—	0.14%
1-4 Family residential	475	39.98%	479	39.92%
Commercial real estate	1,741	32.05%	1,548	31.21%
Consumer	463	7.59%	659	10.02%
All other loans	5	2.20%	—	2.43%

	$4,471	100.00%	$4,238	100.00%

NON-INTEREST INCOME

2009 COMPARED WITH 2008

Total non-interest income decreased by $1.11 million from $5.64 million in 2008 to $4.53 million in 2009. Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. Also included in non-interest income were an impairment loss of $659,000 and $113,000 on the investment in pooled trust preferred securities and Silverton Bank common stock, respectively, as well as losses of $136,000 from the Bank’s sale of other real estate owned. See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion regarding the methodology for determining impairment on the Bank’s investment in pooled trust preferred securities.

Wealth Management income decreased $173,000 or 13.5% from 2008 to 2009, primarily as the result of the decrease in the market value of the assets under management. Service charges on deposit accounts decreased $66,000 or 2.4% to $2.71 million for 2009, compared with $2.78 million for 2008. Other service charges, commissions and fees decreased $269,000 or 14.3% from $1.88 million in 2008 to $1.61 million in 2009 primarily due to gains of $122,000 in 2008 from the Bank’s activities in the partial ownership in finance-related limited liability corporations. During 2008, the Bank recognized the net gain of $122,000 in the value of their partial ownership in four different entities, primarily a $217,000 gain due to the Bank’s ownership interest in Infinex, a full service broker/dealer. Also included in other service charges, commissions, and income is bank-owned life insurance (“BOLI”) income, which was $408,000 in 2009 compared with $410,000 in 2008. Total BOLI was $10.9 million at December 31, 2009.

Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace. This assumes that the market value of the U.S. and international stock markets increases. Fees from deposits may decline in 2010 as the result of changes in regulations regarding fees on overdraft protection services.

2008 COMPARED WITH 2007

Total non-interest income decreased $176,000 from $5.81 million in 2007 to $5.64 million in 2008. Included in non-interest income during 2008 were an impairment loss of $423,000 on the Freddie Mac preferred stock, as well as gains of $122,000 from the Bank’s activities in the partial ownership in finance-related limited liability corporations, and a gain of $88,000 on the sale of investment securities.

Wealth Management income decreased $126,000 or 8.9% from 2007 to 2008, primarily as the result of the decrease in the market value of the assets under management. Service charges on deposit accounts decreased $25,000 or 0.9% to $2.78 million for 2008, compared with $2.80 million for 2007. Other service charges, commissions and fees increased $283,000 or 17.7% from $1.60 million in 2007 to $1.88 million in 2008 primarily due to gains of $122,000 from the Bank’s activities in the partial ownership in finance-related limited liability corporations. During 2008, the Bank recognized the net gain of $122,000 in the value of their partial ownership in four different entities, primarily a $217,000 gain due to the Bank’s ownership interest in Infinex, a full service broker/dealer. On April 30, 2008, Infinex merged with Bankers Investments Group, LLC. As part of the merger, equity was infused by new participants, which in turn, recapitalized the Bank’s existing ownership position. Also included in other service charges, commissions, and income is BOLI income, which was $410,000 in 2008 compared with $393,000 in 2007. Total BOLI was $10.4 million at December 31, 2008.

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

NON-INTEREST EXPENSE

2009 COMPARED WITH 2008

Total non-interest expense increased $2.68 million or 15.9% in 2009 compared with 2008. The primary component of this was an increase in salaries and employees’ benefits of $1.61 million, or 19.4%. The increase in salary and benefit expense was primarily due to the reintroduction of incentive compensation in 2009 compared with the elimination of all cash-based incentive compensation for 2008. Cash-based incentive compensation totaled $537,000 for 2009 as compared with nothing in 2008 and $596,000 in 2007. Cash-based incentives are paid based upon the Company exceeding predetermined goals established by the Company’s board of directors. These predetermined goals include the Company’s net income as a percentage of average equity, loan growth, and transactional deposit growth. In addition to cash-based incentives, the increase in salaries and employees’ benefits also included a net increase of $430,000 in defined benefit pension plan expense from 2008 to 2009 due to the required accounting associated with the termination of the defined benefit pension plan effective December 31, 2009.

On December 20, 2008, the Board approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010, replaced the defined benefit pension plan with an enhanced 401(k) plan. The 401(k) expenses are projected to increase to approximately $625,000 in 2010 compared with $154,000 in 2009. Growth in 401(k) expense after 2010 is projected to increase approximately at the same rate of increase as salaries.

The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest non-interest expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. During 2009, the Company increased staff by approximately eight full-time equivalent people due to the branches opening in Bristow and Haymarket.

Net occupancy expense increased $158,000 or 12.3%, and furniture and equipment expense decreased $77,000 or 6.6%, from 2008 to 2009. The increase in occupancy expenses primarily reflects the sale and temporary rental of the View Tree branch office during 2009.

Marketing expense increased $87,000 or 14.1% from 2008 to 2009 primarily due to marketing expenditures associated with the opening of the Bristow and Haymarket branch offices.

Consulting expense, which includes legal and accounting professional fees, increased $192,000 or 17.5% in 2009 compared with 2008. This increase reflects increased legal fees and other consulting fees associated with the 2009 annual meeting of shareholders and a contested election of directors related to the meeting.

Data processing expense decreased $113,000 or 8.6% in 2009 compared with 2008. The Bank outsources much of its data processing to a third-party vendor. During 2009, the Bank changed its third party data processing vendor in an effort to improve customer service and reduce operating expenses.

The FDIC deposit insurance expense increased from $291,000 for 2008 to $866,000 for 2009, which included approximately $241,000 for the FDIC’s special assessment. The FDIC is required by law any time the Deposit Insurance Fund reserve ratio falls below 1.15%. The special assessment during 2009 was due to the impact of increased failures of FDIC-insured financial institutions in 2008 and 2009 on the DIF and its reserve ratio. During the fourth quarter of 2009, the Bank prepaid its FDIC assessment for 2010 through 2012. At December 31, 2009, the amount of the prepayment to be amortized through December 31, 2012 was $2,278,000.

Other operating expenses increased $252,000 or 9.0% in 2009 compared with 2008. The increase in expense primarily reflects an increase in expenses related to the 2009 annual meeting of shareholders and a contested election of directors related to the meeting, as well as increased non-loan charge-offs.

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

INCOME TAXES

Income tax expense decreased by $210,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. Income tax expense decreased by $721,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. The effective tax rates were 25.3% for 2009, 27.2% for 2008, and 29.6% for 2007. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2009 AND DECEMBER 31, 2008

Total assets were $568.5 million at December 31, 2009, an increase of 10.5% or $54.0 million from $514.5 million at December 31, 2008. Balance sheet categories reflecting significant changes included cash and due from banks, federal funds sold, total loans, deposits, and FHLB advances. Each of these categories, as well as investment securities and company-obligated mandatorily redeemable capital securities of subsidiary trust, is discussed below.

CASH AND DUE FROM BANKS and INTEREST-BEARING DEPOSITS IN OTHER BANKS.  Non-interest-bearing cash and due from banks was $5.7 million at December 31, 2009, reflecting a decrease of $2.0 million from December 31, 2008. Interest-bearing deposits in banks increased from $3.3 million at December 31, 2008 to $20.5 million at December 31, 2009. The increase in interest-bearing deposits in other banks was primarily the result of excess liquidity generated from deposit growth being temporarily deposited at the Federal Reserve Bank of Richmond.

INVESTMENT SECURITIES.  Total investment securities were $40.5 million at December 31, 2009, reflecting an increase of $2.6 million from $37.8 million at December 31, 2008. At December 31, 2009 and 2008, all investment securities were available for sale. The valuation allowance for the available for sale portfolio had an unrealized loss, net of tax benefit, of $1.58 million at December 31, 2009 compared with an unrealized loss, net of tax benefit, of $1.61 million at December 31, 2008. See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion on the market value loss on the Bank’s investment securities.

At December 31, 2009, 2008 and 2007, the carrying values of the major classifications of securities were as follows:

INVESTMENT PORTFOLIO

	Available for Sale(1)
	2009	2008	2007
	(In thousands)

Obligations of U.S. Government corporations and agencies	$28,729	$25,772	$22,948
Obligations of states and political subdivisions	5,724	5,458	5,372
Corporate Bonds	1,912	3,138	5,651
Mutual funds	312	298	286
Restricted investment — Federal Home Loan Bank stock	3,626	2,906	2,514
FHLMC preferred stock	15	6	344
Other securities	149	261	262

Total	$40,467	$37,839	$37,377

(1)	Amounts for available-for-sale securities are based on fair value.

ESTIMATED MATURITY OR NEXT RATE ADJUSTMENT DATE

The following is a schedule of estimated maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2009:

ESTIMATED MATURITY DISTRIBUTION AND YIELDS OF SECURITIES

	Due in One Year		Due After 1		Due After 5
	or Less		through 5 Years		through 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Securities available for sale:
Obligations of U.S. Government corporations and agencies	$1,004	3.74%	$5,831	4.43%	$7,028	4.35%
Corporate bonds	1,912	6.17%	—		—
Other taxable securities	—		—		—

Total taxable	2,916	5.33%	5,831	4.43%	7,028	4.35%

Obligations of states and political subdivisions, tax-exempt	—	—	—		406	8.35%

Total securities:	$2,916	5.33%	$5,831	4.43%	$7,434	4.57%

	Due after 10 Years
	and Equity Securities		Total
	Amount	Yield	Amount	Yield

Securities available for sale:
Obligations of U.S. Government corporations and agencies	$14,866	4.03%	$28,729	4.18%
Corporate bonds	—		1,912	6.17%
Other taxable securities	4,102	0.00%	4,102	0.00%

Total taxable	18,968	3.16%	34,743	3.80%

Obligations of states and political subdivisions, tax-exempt	5,318	5.89%	5,724	6.06%

Total securities:	$24,286	3.76%	$40,467	4.12%

Excluding obligations of U.S. Government corporations and agencies, no Bank security investment exceeded 10% of shareholders’ equity.

LOANS.  Total net loan balance after allowance for loan losses was $462.8 million at December 31, 2009, which represents an increase of $28.1 million or 6.5% from $434.7 million at December 31, 2008. The majority of the increase in loans was in commercial real estate loans, which increased $26.0 million from year-end 2008 to year-end 2009, and 1-to-4 family residential loans, which increased $17.9 million over the same time period, partially offset by a $10.7 million and $5.3 million decrease in commercial and industrial (non-real estate) and consumer loans, respectively. The Bank’s loans are made primarily to customers located within the Bank’s primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2009:

MATURITY SCHEDULE OF SELECTED LOANS

		1 Year
	Within	Within	After
	1 Year	5 Years	5 Years	Total
	(In thousands)

Commercial real estate loans	$13,258	$70,840	$102,365	$186,463
Commercial and industrial loans	19,794	5,831	3,661	29,286
Construction loans	26,504	5,234	1,265	33,003

	$59,556	$81,905	$107,291	$248,752

For maturities over one year:
Floating and adjustable rate loans		$39,911	$4,872	$44,783
Fixed rate loans		41,994	102,419	144,413

		$81,905	$107,291	$189,196

BANK PREMISES AND EQUIPMENT, NET.  Bank premises and equipment, net of depreciation increased $5.4 million or 62.7% from $8.6 million at December 31, 2008 to $14.0 million at December 31, 2009. The increase primarily reflects the assets associated with the three new branch buildings located in Warrenton, Bristow and Haymarket, Virginia.

DEPOSITS.  For the year ended December 31, 2009, total deposits increased by $65.7 million or 16.4% when compared with total deposits one year earlier. Non-interest-bearing deposits decreased by $596,000 and interest-bearing deposits increased by $66.3 million. Included in interest-bearing deposits at December 31, 2009 were $57.3 million of brokered deposits, or 12.3% of total deposits. This compares with $37.4 million of brokered deposits at December 31, 2008, or 9.3% of total deposits. Of the $57.3 million in brokered deposits at December 31, 2009, $31.1 million were deposits of Bank customers, exchanged through the CD Account Registry Services’ (“CDARS”) network. Of the $37.4 million in brokered deposits at December 31, 2008, all $37.4 million were deposits of Bank customers, exchanged through the CDARS network. With the CDARS program, funds are placed into certificate of deposits issued by other banks in the network, in increments usually less than $100,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community.

The Bank projects to increase its transaction account and other deposits in 2010 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

DEPOSITS AND RATES PAID

	Year Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Non-interest-bearing	$64,098		$67,541		$75,446
Interest-bearing:
NOW accounts	78,547	0.46%	84,294	0.95%	72,403	1.28%
Money market accounts	66,146	0.81%	90,184	2.03%	97,901	3.33%
Regular savings accounts	38,190	0.37%	31,482	0.47%	32,499	0.42%
Time deposits	179,204	2.55%	123,424	3.67%	124,850	4.44%

Total interest-bearing	362,087	1.55%	329,384	2.22%	327,653	3.01%

Total deposits	$426,185		$396,925		$403,099

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2009:

MATURITIES OF CERTIFICATES OF DEPOSIT
AND OTHER TIME DEPOSITS OF $100,000 AND MORE

	Within	Three to	Six to	One to	Over
	Three	Six	Twelve	Four	Four
	Months	Months	Months	Years	Years	Total
(In thousands)

At December 31, 2009	$16,084	$8,913	$41,601	$48,868	$5,000	$120,466

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

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. Both the capital securities and the subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis. The purpose of the September 2006 issuance was to use the proceeds to redeem, on March 26, 2008, the existing capital securities issued on March 26, 2002. Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance is priced 190 basis points less than that of the March 2002 issuance, and the repayment of the March 2002 issuance in March 2008 reduced the interest expense associated with the distribution on capital securities of subsidiary trust by $76,000 annually.

BORROWINGS.  Amounts and weighted average rates for long and short term borrowings as of December 31, 2009, 2008 and 2007 are as follows:

BORROWED FUNDS

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

FHLB Advances	$50,000	2.19%	$45,000	3.35%	$35,000	4.94%
Federal funds purchased	$—		$18,275	1.05%	—

CAPITAL RESOURCES AND LIQUIDITY

Shareholders’ equity totaled $42.6 million at December 31, 2009 compared with $41.5 million at December 31, 2008. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, through which it repurchased 37,770 shares at a cost of $723,000 in 2007, 9,301 shares at a cost of $155,000 in 2008, and no shares repurchased in 2009.

Accumulated other comprehensive income/(loss) decreased to an unrealized loss net of tax benefit of $1.92 million at December 31, 2009, compared with $2.22 million at December 31, 2008 and an unrealized loss net of tax benefit of $773,000 at December 31, 2007. The change in the accumulated other comprehensive loss between 2009 and 2008 was attributable to the increase of the ASC 715 “Compensation — Retirement Benefits” (formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans,”) impact regarding the Bank’s defined benefit retirement and post-retirement plans. During 2009, the impact of the authoritative accounting guidance was a gain of $263,000 net of tax benefit compared with a loss of $167,000 net of tax benefit during 2008. The change in the accumulated other comprehensive loss between 2008 and 2007 was primarily attributable to the increase in the market value loss on the Bank’s investment in the subordinated “mezzanine” tranche of pooled trust preferred securities. See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion on the market value loss on the Bank’s investment in pooled trust preferred securities.

As discussed above under “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust”, in 2002 and 2008, the Company established subsidiary trusts that issued $4.0 million and $4.0 million of capital securities, respectively, as part of two separate pooled trust preferred security offerings with other financial institutions. During 2008, the Company repaid the $4.0 million issued in 2002. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Government Supervision and Regulation” in Part I, Item 1 of this Form 10-K, banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2009, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $26.2 million at December 31, 2009 compared with $11.0 million at December 31, 2008. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $10.7 million was unpledged and readily salable at December 31, 2009. In addition, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $108.3 million at December 31, 2009 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks, including the Federal Reserve, totaling approximately $72.6 million. At December 31, 2009, $50.0 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2009 and 2008. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES

	December 31, 2009			December 31, 2008
	Total	In Use	Available	Total	In Use	Available
	(Dollars in thousands)

Sources:
Federal funds borrowing lines of credit	$72,563	$—	$72,563	$88,195	$18,275	$69,920
Federal Home Loan Bank lines of credit	108,310	50,000	58,310	115,214	45,000	70,214
Federal funds sold and interest-bearing deposits in other banks, excluding reserve requirements	13,617		13,617	3,325		3,325
Securities, available for sale and unpledged at fair value			10,730			8,428

Total short-term funding sources			$155,220			$151,887

Uses:
Unfunded loan commitments and lending lines of credit			$71,523			$74,023
Letters of credit			8,585			5,366

Total potential short-term funding uses			$80,108			$79,389

Ratio of short-term funding sources to potential short-term funding uses			193.8%			191.3%

CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2009, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At December 31, 2009 and 2008, the Company exceeded its regulatory capital ratios, as set forth in the following table:

REGULATORY CAPITAL RATIOS

	December 31,
	2009	2008
	(Dollars in thousands)

Tier 1 Capital:
Shareholders’ Equity	$42,639	$41,488
Plus: Unrealized loss on securities available for sale/FAS 158, net	1,923	2,217
Less: Unrealized loss on equity securities, net	(4)	(13)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	48,558	47,692
Tier 2 Capital:
Allowable Allowance for Loan Losses	5,485	4,780

Total Capital:	54,043	52,472

Risk Weighted Assets:	$442,658	$419,265

Leverage Ratio	8.68%	9.37%
Risk Based Capital Ratios:
Tier 1 to Risk Weighted Assets	10.97%	11.38%
Total Capital to Risk Weighted Assets	12.21%	12.52%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2009.

	Payments Due by Period
		Less than			More than
	Total	One Year	2-3 Years	4-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Debt obligations	$54,124	$15,000	$10,000	$25,000	$4,124*
Operating lease obligations	17,786	1,936	3,791	3,914	8,145

Total	$71,910	$16,936	$13,791	$28,914	$12,269

*	Includes $4.1 million of capital securities with varying put provisions beginning September 21, 2011 with a mandatory redemption September 21, 2036.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s off-balance sheet arrangements consist of commitments to extend credit and letters of credit, which were $71.5 million and $8.6 million, respectively, at December 31, 2009, and $74.0 million and $5.4 million, respectively, at December 31, 2008. See Note 16 “Financial Instruments with Off-Balance-Sheet Risk” of the Notes to Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements. The impact on liquidity of these arrangements is illustrated in the LIQUIDITY SOURCES AND USES table above.

Revenues for standby letters of credit were $45,000 and $74,000 for 2009 and 2008, respectively. There were 61 and 57 separate standby letters of credit at December 31, 2009 and 2008, respectively. During 2009 and 2008, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions. The Bank monitors exposure to instantaneous changes in rates of up to 200 basis points up or down over a rolling 12-month period. The Bank’s policy limit for the maximum negative impact on net interest income and change in equity from instantaneous changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during 2009.

The following tables present the Bank’s anticipated market value changes in equity under various rate scenarios as of December 31, 2009 and 2008:

MARKET RISK

	Percentage	Market	Minus	Current	Plus	Market	Percentage
2009	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change
	(Dollars in thousands)

Interest earning deposits in banks				$20,547	20,547	—	0.00%
Fed funds sold				9	9	—	0.00%
Securities		Note:		40,467	38,764	(1,703)	(4.21)%
Loans receivable		Due to the absolute level of		477,100	451,811	(25,289)	(5.30)%

Total rate sensitive assets		market interest rates		538,123	511,131	(26,992)	(5.02)%
Other assets		at December 31, 2009,		44,675	44,675	—	0.00%

Total assets		the calculation of a change		$582,798	$555,806	$(26,992)	(4.63)%

		in market value due to an
		instantaneous decrease of
Demand deposits		200 basis points would		$62,361	$56,386	$(5,975)	(9.58)%
Rate-bearing deposits		not be meaningful.		397,280	388,793	(8,487)	(2.14)%
Borrowed funds				53,150	51,524	(1,626)	(3.06)%
Other liabilities				5,733	5,733	—	0.00%

Total liabilities				518,524	502,436	(16,088)	(3.10)%
Present Value Equity				64,274	53,370	(10,904)	(16.96)%

Total liabilities and equity				$582,798	$555,806	$(26,992)	(4.63)%

	Percentage	Market	Minus	Current	Plus	Market	Percentage
2008	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change
	(Dollars in thousands)

Securities		Note:		$37,839	$37,569	$(270)	(0.71)%
Loans receivable		Due to the absolute level of		452,946	434,274	(18,672)	(4.12)%

Total rate sensitive assets		market interest rates		490,785	471,843	(18,942)	(3.86)%
Other assets		at December 31, 2008,		38,673	38,673	—	0.00%

Total assets		the calculation of a change		$529,458	$510,516	$(18,942)	(3.58)%

		in market value due to an
		instantaneous decrease of
Demand deposits		200 basis points would		$64,533	$58,350	$(6,183)	(9.58)%
Rate-bearing deposits		not be meaningful.		326,075	317,210	(8,865)	(2.72)%
Borrowed funds				67,429	66,169	(1,260)	(1.87)%
Other liabilities				5,335	5,335	—	0.00%

Total liabilities				463,372	447,064	(16,308)	(3.52)%
Present Value Equity				66,086	63,452	(2,634)	(3.99)%

Total liabilities and equity				$529,458	$510,516	$(18,942)	(3.58)%

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Warrenton, Virginia

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2009

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Fauquier Bankshares, Inc.
Warrenton, Virginia

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2009. We have also audited Fauquier Bankshares Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Fauquier Bankshares, Inc. and its subsidiaries (the “Company”) is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Fauquier Bankshares, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Chambersburg, Pennsylvania
March 15, 2010

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS
Cash and due from banks	$5,652,617	$7,698,661
Interest-bearing deposits in other banks	20,546,596	3,324,501
Federal funds sold	9,154	—
Securities available for sale, net	36,692,094	34,671,655
Restricted investments	3,774,700	3,167,720
Loans, net of allowance for loan losses of $5,481,963 in 2009 and $4,779,662 in 2008	462,783,962	434,678,433
Bank premises and equipment, net	14,025,745	8,621,217
Accrued interest receivable	1,495,085	1,549,597
Other real estate owned	2,479,860	3,034,470
Other assets	21,022,655	17,768,978

Total assets	$568,482,468	$514,515,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$68,469,699	$69,065,944
Interest-bearing:
NOW accounts	83,395,687	74,555,901
Savings and money market accounts	106,458,563	102,810,758
Time deposits	207,662,808	153,861,028

Total interest-bearing	397,517,058	331,227,687

Total deposits	465,986,757	400,293,631
Federal funds purchased	—	18,275,000
Federal Home Loan Bank advances	50,000,000	45,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	5,732,869	5,334,664
Commitments and Contingencies	—	—

Total liabilities	525,843,626	473,027,295

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2009: 3,594,685 shares (includes nonvested shares of 47,282); 2008: 3,564,317 shares (includes nonvested shares of 38,219)	11,103,371	11,036,687
Retained earnings	33,458,933	32,668,530
Accumulated other comprehensive income (loss), net	(1,923,462)	(2,217,280)

Total shareholders’ equity	42,638,842	41,487,937

Total liabilities and shareholders’ equity	$568,482,468	$514,515,232

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income
For Each of the Three Years in the Period Ended December 31, 2009

	2009	2008	2007

Interest Income
Interest and fees on loans	$26,472,658	$26,943,526	$29,167,151
Interest and dividends on securities available for sale:
Taxable interest income	1,278,251	1,410,216	1,479,307
Interest income exempt from federal income taxes	238,025	234,791	120,097
Dividends	65,298	180,835	303,500
Interest on federal funds sold	201	33,303	90,724
Interest on deposits in other banks	19,573	35,753	33,548

Total interest income	28,074,006	28,838,424	31,194,327

Interest Expense
Interest on deposits	5,598,144	7,301,118	9,847,705
Interest on federal funds purchased	41,341	117,719	243,250
Interest on Federal Home Loan Bank advances	1,050,444	1,768,597	1,802,174
Distribution on capital securities of subsidiary trusts	109,051	200,263	374,586

Total interest expense	6,798,980	9,387,697	12,267,715

Net interest income	21,275,026	19,450,727	18,926,612
Provision for loan losses	1,710,000	3,227,269	717,000

Net interest income after provision for loan losses	19,565,026	16,223,458	18,209,612

Other Income
Wealth management income	1,113,308	1,286,571	1,412,230
Service charges on deposit accounts	2,710,499	2,776,599	2,801,600
Other service charges, commissions and income	1,612,042	1,881,143	1,598,244
Gain (loss) on sale of other real estate owned	(135,759)	25,718	—
Net other than temporary impairment losses on securities recognized in earnings (includes total other than temporary impairment losses of $2,986,762, net of $2,215,128 recognized in other comprehensive income for the year ended December 31, 2009 before tax benefit)	(771,634)	(422,500)	—
Gain on sale of securities	—	87,585	—

Total other income	4,528,456	5,635,116	5,812,074

Other Expenses
Salaries and benefits	9,871,987	8,266,366	9,284,067
Net occupancy expense of premises	1,444,687	1,286,499	1,048,036
Furniture and equipment	1,099,171	1,176,410	1,178,307
Marketing expense	707,160	619,908	548,580
Legal, audit and consulting expense	1,287,152	1,095,359	915,784
Data processing expense	1,198,151	1,310,917	1,275,134
Federal Deposit Insurance Corporation expense	865,861	290,922	47,460
Other operating expenses	3,045,894	2,793,829	2,684,032

Total other expenses	19,520,063	16,840,210	16,981,400

Income before income taxes	4,573,419	5,018,364	7,040,286

Income tax expense	1,155,941	1,365,649	2,086,864

Net Income	$3,417,478	$3,652,715	$4,953,422

Earnings per Share, basic	$0.95	$1.04	$1.41

Earnings per Share, assuming dilution	$0.95	$1.03	$1.39

Dividends per Share	$0.80	$0.80	$0.79

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2009

	2009	2008	2007

Cash Flows from Operating Activities
Net income	$3,417,478	$3,652,715	$4,953,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	808,312	909,992	1,017,874
Provision for loan losses	1,710,000	3,227,269	717,000
Deferred tax benefit	(874,440)	(661,835)	(327,194)
Loss (gain) on sale of other real estate owned	135,759	(25,718)	—
Loss on impairment of securities	771,634	422,500	—
Loss (gain) on sale of securities	—	(87,585)	—
Tax benefit of nonqualified options exercised	(10,162)	(21,783)	(419,527)
Amortization (accretion) of security premiums, net	(19,698)	(5,483)	2,004
Amortization of unearned compensation	208,666	263,575	256,230
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,518,912)	(793,455)	15,835
Increase (decrease) in other liabilities	398,205	262,836	1,003,891

Net cash provided by operating activities	4,026,842	7,143,028	7,219,535

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	—	9,078,470	—
Proceeds from maturities, calls and principal payments of securities available for sale	9,145,417	4,843,106	7,937,961
Purchase of securities available for sale	(11,757,480)	(16,253,706)	(5,833,829)
Purchase of premises and equipment	(6,212,840)	(2,350,840)	(614,154)
(Purchase of) proceeds from sale of other bank stock	(719,900)	(392,300)	923,500
Net increase (decrease) in loans	(29,815,529)	(32,517,055)	6,236,668
Proceeds from sale of other real estate owned	869,626	710,083	—

Net cash provided by (used in) investing activities	(38,490,706)	(36,882,242)	8,650,146

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	11,891,346	(47,290,885)	22,157,092
Net (decrease) increase in certificates of deposit	53,801,780	43,025,593	(33,669,587)
Federal Home Loan Bank advances	170,000,000	75,000,000	57,000,000
Federal Home Loan Bank principal repayments	(165,000,000)	(65,000,000)	(77,000,000)
Purchase (repayment) of federal funds	(18,275,000)	18,275,000	—
Proceeds from (repayment of) trust preferred securities	—	—	(4,124,000)
Cash dividends paid on common stock	(2,877,259)	(2,853,779)	(2,796,892)
Issuance of common stock	108,202	209,304	1,158,997
Acquisition of common stock	—	(155,031)	(722,767)

Net cash provided by (used in) financing activities	49,649,069	21,210,202	(37,997,157)

Increase (decrease) in cash and cash equivalents	15,185,205	(8,529,012)	(22,127,476)
Cash and Cash Equivalents
Beginning	11,023,162	19,552,174	41,679,650

Ending	$26,208,367	$11,023,162	$19,552,174

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$7,048,637	$9,447,980	$12,579,931

Income taxes	$1,729,000	$1,774,500	$2,023,000

Supplemental Disclosures of Noncash Investing Activities
Foreclosed assets acquired in settlement of loans	$450,775	$3,718,835	$—

Unrealized gain (loss) on securities available for sale, net of tax effect	$31,279	$(1,276,886)	$36,400

Changes in benefit obligations and plan assets for defined benefit and post-retirement benefit plans	$262,800	$(167,226)	$407,750

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
For Each of the Three Years Ended December 31, 2009

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2006	$10,789,521	$28,962,409	$(1,217,318)		$38,534,612

Comprehensive income:

Net income	—	$4,953,422	—	$4,953,422	$4,953,422

Other comprehensive income net of tax:

Unrealized holding gains on securities available for sale, net of deferred income taxes $18,752			36,400	36,400	36,400

Changes in benefit obligation and plan assets for defined benefit and SERP plans, net of deferred income taxes of $210,053			407,750	407,750	407,750

Total comprehensive income				$5,397,572

Cash dividends ($.79 per share)	—	(2,796,892)	—		(2,796,892)

Acquisition of 37,770 shares of common stock	(105,700)	(617,067)	—		(722,767)

Amortization of unearned compensation, restricted stock awards	—	256,230	—		256,230

Issuance of common stock — nonvested shares (11,437 shares)	35,797	(35,797)	—		—

Exercise of stock options	254,675	904,322	—		1,158,997

Balance, December 31, 2007	$10,974,293	$31,626,627	$(773,168)		$41,827,752

Comprehensive income:

Net income	—	3,652,715	—	$3,652,715	3,652,715

Other comprehensive income net of tax:

Unrealized holding losses on securities available for sale, net of deferred tax benefit of $771,661			(1,497,930)	(1,497,930)	(1,497,930)

Less: reclassification adjustments, net of tax of $113,871			221,044	221,044	221,044

Less: change in beneficial obligation for defined benefit and SERP plans, net of deferred tax benefit of $86,147			(167,226)	(167,226)	(167,226)

Other comprehensive income net of tax benefit of $743,937				(1,444,112)

Total comprehensive income				$2,208,603

Initial implementation of EITF 06-4, net of income tax benefit of $6,433	—	(12,487)	—		(12,487)

Cash dividends ($.80 per share)	—	(2,853,779)	—		(2,853,779)

Acquisition of 9,301 shares of common stock	(29,112)	(125,919)	—		(155,031)

Amortization of unearned compensation, restricted stock awards	—	313,179	—		313,179

Restricted stock forfeiture	—	(49,604)	—		(49,604)

Issuance of common stock — nonvested shares (10,315 shares)	32,286	(32,286)	—		—

Exercise of stock options	59,220	150,084	—		209,304

Balance, December 31, 2008	$11,036,687	$32,668,530	$(2,217,280)		$41,487,937

Balance, December 31, 2008	$11,036,687	$32,668,530	$(2,217,280)		$41,487,937

Comprehensive income:

Net income	—	3,417,478	—	$3,417,478	3,417,478

Other comprehensive income net of tax:

Unrealized holding losses on securities available for sale, net of deferred tax benefit of $246,422			(477,999)	(477,999)	(477,999)

Less: reclassification adjustments for other than temporary impairment, net of tax of $262,356			509,278	509,278	509,278

Less: change in beneficial obligation for defined benefit and SERP plans, net of deferred tax of $135,246			262,539	262,539	262,539

Other comprehensive income net of tax of $151,180				293,818

Total comprehensive income				$3,711,296

Cash dividends ($.80 per share)	—	(2,877,259)	—		(2,877,259)

Amortization of unearned compensation, restricted stock awards	—	208,666	—		208,666

Issuance of common stock — nonvested shares (10,585 shares)	33,131	(33,131)	—		—

Exercise of stock options	33,553	74,649	—		108,202

Balance, December 31, 2009	$11,103,371	$33,458,933	$(1,923,462)		$42,638,842

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For Each of the Three Years in the Period Ended December 31, 2009

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

Authoritative accounting guidance clarifies the rules for consolidation of certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to deconsolidation under FASB ASC 810 - Consolidation if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of the authoritative accounting guidance will be required to be consolidated with their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s losses, receives a majority of its expected returns, or both.

Management has determined that the Fauquier Statutory Trusts (Trust I and Trust II) qualify as variable interest entities. Trust I issued mandatory redeemable capital securities to investors and loaned the proceeds to the Company. Trust I held, as its sole asset, subordinated debentures issued by the Company in 2002. The deconsolidation results in the Company’s investment in the common securities of Trust I being included in other assets as of December 31, 2007 and a corresponding increase in outstanding debt of $124,000. The revised authoritative accounting guidance did not have a material impact on the Company’s financial position or results of operations. Because the Company redeemed all the existing capital securities issued by Trust I on March 26, 2008, there were no assets in Trust I on December 31, 2008.

The Board of Governor of the Federal Reserve System (“Federal Reserve”) has issued guidance on the regulatory capital treatment for the trust-preferred securities issued by the Company as a result of the adoption of the authoritative accounting guidance. The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule took effect March 31, 2008. Management evaluated the effects of the rule, and determined that it did not have a material impact on its capital ratios.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. The Company has no securities in this category. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than- temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Defined Benefit Plan

The Company has a pension plan for its employees. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The Company’s defined benefit plan was terminated on December 31, 2009.

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

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the price of the Company’s common stock at the date of the grant is used for restricted awards. There were no options granted in 2009, 2008, or 2007.

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

Marketing

The Company follows the policy of charging the costs of marketing, including advertising, to expense as incurred. Marketing expenses of $707,160, $619,908 and $548,580 were incurred in 2009, 2008 and 2007, respectively.

Comprehensive Income

Under generally accepted accounting principles, comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income and certain elements of “other comprehensive income” such as foreign currency transactions; accounting for futures contracts; employers’ accounting for pensions; and accounting for certain investments in debt and equity securities.

The Company has elected to report its comprehensive income in the statement of changes in shareholders’ equity. The elements of “other comprehensive income” that the Company has are unrealized gains or losses on available for sale securities and the defined benefit pension obligation.

Accumulated other comprehensive income (loss) consists of the following components, net of deferred tax:

		Defined
	Unrealized	Benefit
	Gains (Losses)	Retirement
	on Securities	Obligation	Total

Balance, December 31, 2007	$(332,197)	$(440,971)	$(773,168)
2008 change	(1,276,886)	(167,226)	(1,444,112)

Balance, December 31, 2008	(1,609,083)	(608,197)	(2,217,280)
2009 change	31,279	262,539	293,818

Balance, December 31, 2009	$(1,577,804)	$(345,658)	$(1,923,462)

Fair Value Measurements

Fair values of financial institutions are estimated using relevant information and assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In June 2009, FASB issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles). This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in FASB ASC has become non-authoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits — Defined Benefit Plans — General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. This guidance did not have a material impact on the Company’s consolidated financial statements, including footnotes, due to the termination of the defined benefit plan effective December 31, 2009.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The additional disclosures required by this guidance are included in Note 2 to these consolidated financial statements as applied to the valuation of the Company’s investment in pooled trust preferred securities.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments — Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance. The additional disclosures required are included in the Statements of Income and in Note 2 to these consolidated financial statements.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.

ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash — a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The Company does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the first period Statement 160 was adopted. The Company does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation — Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Obligations of U.S.
Government corporations and agencies	$27,837,619	$916,798	$(25,592)	28,728,825
Obligations of states and political subdivisions	5,569,586	163,021	(8,758)	5,723,849
Corporate Bonds	5,341,286	—	(3,428,830)	1,912,456
Mutual Funds	315,715	—	(3,451)	312,264
FHLMC Preferred Bank Stock	18,500	—	(3,800)	14,700

	$39,082,706	$1,079,819	$(3,470,431)	$36,692,094

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Obligations of U.S.
Government corporations and agencies	$25,212,561	$561,884	$(2,030)	25,772,415
Obligations of states and political subdivisions	5,574,709	29,033	(146,019)	5,457,723
Corporate Bonds	6,000,000		(2,861,903)	3,138,097
Mutual Funds	303,889		(5,969)	297,920
FHLMC Preferred Bank Stock	18,500		(13,000)	5,500

	$37,109,659	$590,917	$(3,028,921)	$34,671,655

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2009
	Amortized	Fair
	Cost	Value

Due in one year or less	$394,973	$398,323
Due after one year through five years	147,250	151,759
Due after five years through ten years	9,482,300	9,829,030
Due after ten years	28,723,968	25,986,018
Equity securities	334,215	326,964

	$39,082,706	$36,692,094

There were no securities sold in 2009. During 2009, the Company recognized an Other Than Temporary Impairment (“OTTI”) on its investment in pooled trust preferred securities of $658,734. The tax benefit applicable to this OTTI loss amounted to $223,970.

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

December 31, 2008	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$3,030,782	$(25,592)	$—	$—	$3,030,782	$(25,592)
Obligations of states and political subdivisions	312,667	(174)	275,475	(8,584)	588,142	(8,758)
Corporate Bonds	—	—	1,912,456	(3,428,830)	1,912,456	(3,428,830)

Subtotal, debt securities	3,343,449	(25,766)	2,187,931	(3,437,414)	5,531,380	(3,463,180)
Mutual Funds	—	—	312,263	(3,451)	312,263	(3,451)
FHLMC Preferred Bank Stock	14,700	(3,800)	—	—	14,700	(3,800)

Total temporary impaired securities	$3,358,149	$(29,566)	$2,500,194	$(3,440,865)	$5,858,343	$(3,470,431)

December 31, 2008	Less than 12 Months		12 Months or More			Total
		Unrealized			Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value		(Losses)	Fair Value	(Losses)

Obligations of U.S. Government, corporations and agencies	$785,744	$(2,030)	$		$	$785,744	$(2,030)
Obligations of states and political subdivisions	4,181,657	(146,019)		—	—	4,181,657	(146,019)
Corporate Bonds	—	—		3,138,097	(2,861,903)	3,138,097	(2,861,903)

Subtotal, debt securities	4,967,401	(148,049)		3,138,097	(2,861,903)	8,105,498	(3,009,952)
Mutual Funds	—	—		297,920	(5,969)	297,920	(5,969)
FHLMC Preferred Bank Stock	5,500	(13,000)		—	—	5,500	(13,000)

Total temporary impaired securities	$4,972,901	$(161,049)		$3,436,017	$(2,867,872)	$8,408,918	$(3,028,921)

The nature of securities which are temporarily impaired for a continuous 12 month period or more can be segregated into two groups.

The first group consists of four corporate bonds with a cost basis totaling $5.3 million and a temporary loss of approximately $3.4 million. The method for valuing these four corporate bonds came from Moody’s Analytics. Moody’s Analytics employs a two step discounted cash-flow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 50 different financial institutions. They have an estimated maturity of 25 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds. The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of December 31, 2009. One of the bonds totaling $786,000, at fair value, is current, and three bonds totaling $1.1 million at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 4.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Additional information regarding each of the pooled trust preferred securities as of December 31, 2009 follows:

					Estimated
		Percent of	Percent of	Percent of	Incremental				Cumulative Other
		Underlying	Underlying	Underlying	Defaults	Current	Cumulative		Comprehensive
Cost, Net of		Collateral	Collateral in	Collateral in	Required to	Moody’s	Amount of		Loss, Net of Tax
OTTI loss	Fair Value	Performing	Deferral	Default	Break Yield(1)	Rating	OTTI Loss		Benefit

$510,679	$156,318	56.80%	30.30%	12.90%	broken	Ca	$489,341		$233,878
1,976,530	772,006	78.80%	8.40%	12.80%	broken	Ca	23,470		$794,986
2,000,000	786,298	80.70%	15.40%	3.90%	0.40%	Ca	—		$801,043
854,077	197,834	73.60%	13.70%	12.70%	broken	Ca	145,923		$433,120

$5,341,286	$1,912,456						$658,734	(2)	$2,263,027

(1)	A break in yield for a given tranche investment means that defaults and/or deferrals have reached such a level that the specific tranche would not receive all of the contractual principal and interest cash flow by its maturity, resulting in not a temporary shortfall, but an actual loss. This column represents the percentage of additional defaults among the currently performing collateral that would result in other than temporary impairment and loss.

(2)	All cumulative OTTI losses occurred in 2009.

The Company monitors these pooled trust preferred securities in its portfolio as to additional collateral issuer defaults and deferrals, which as a general rule indicate that additional impairment may have occurred. Due to the continued stress on banks in general, and the issuer banks in particular, as result of overall economic conditions, the Company anticipates having to recognize additional impairment in future periods, however the extent, timing, and probability of any additional cannot be reasonably estimated at this time.

The second group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of approximately $3,000. The fund is a relatively small balance of the portfolio and the Company has no intentions of selling the security.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $23,722,540 and $25,940,337 at December 31, 2009 and 2008, respectively.

The amortized cost and fair value of restricted securities follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Restricted investments:
Federal Home Loan Bank Stock	3,625,700	—	—	3,625,700
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000

	$3,774,700	$	$	$3,774,700

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Restricted investments:
Federal Home Loan Bank Stock	2,905,800	—	—	2,905,800
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000
Silverton Bank Stock	112,920	—	—	112,920

	$3,167,720	$	$	$3,167,720

The Company’s restricted investments include an equity investment in the Federal Home Loan Bank of Atlanta (“FHLB”). FHLB stock is generally viewed as a long term investment and as a restricted investment which is carried at cost because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividends, the Company does not consider this investment to be other than temporarily impaired at December 31, 2009, and no impairment has been recognized.

Silverton Bank was closed by regulators on May 1, 2009. During the second quarter of 2009, the Company recorded an impairment of the entire investment totaling $112,900. There was no tax benefit applicable to this OTTI loss.

Note 3.	Loans

A summary of the balances of loans follows:

	December 31,
	2009	2008
	(In thousands)

Real estate loans:
Construction	$33,003	$38,037
Secured by farmland	948	1,293
Secured by 1-to-4 family residential	193,709	175,791
Other real estate loans	186,463	160,443
Commercial and industrial loans (not secured by real estate)	29,286	39,985
Consumer installment loans	10,390	15,695
All other loans	14,559	8,934

Total loans	$468,358	$440,178
Unearned income	(92)	(720)
Allowance for loan losses	(5,482)	(4,780)

Net loans	$462,784	$434,678

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 4.	Allowance for Loan Losses

Analysis of the allowance for loan losses follows:

	2009	2008	2007

Balance at beginning of year	$4,779,662	$4,185,209	$4,470,533
Provision for loan losses	1,710,000	3,227,269	717,000
Recoveries of loans previously charged-off	81,106	72,298	60,616
Loan losses charged-off	(1,088,805)	(2,705,114)	(1,062,940)

Balance at end of year	$5,481,963	$4,779,662	$4,185,209

Information about impaired loans is as follows:

	2009	2008	2007

Impaired loans for which an allowance has been provided	$3,213,516	$809,221	$2,688,501
Impaired loans for which no allowance has been provided	175,429	81,604	1,247,461

	$3,388,945	$890,825	$3,935,962

Allowance provided for impaired loans, included in the allowance for loan losses	$1,163,072	$720,395	$1,392,236

	2009	2008	2007

Average balance in impaired loans	$3,631,937	$1,308,909	$4,359,817

Interest income recognized on impaired loans	$148,490	$35,940	$261,257

No additional funds are committed to be advanced in connection with impaired loans.

The increase in impaired loans of $2.5 million from 2008 to 2009 primarily reflects the addition of three commercial real estate properties totaling $2.2 million. All three loans are collateralized by commercial building and/or land. Two of the loans, totaling $1.7 million are included in non-performing loans at December 31, 2009.

The reduction in impaired loans of $2.4 million from 2007 to 2008 primarily reflects the transfer to other real estate owned of two properties totaling approximately $2.4 million.

Under authoritative accounting guidance, the above impaired loan disclosure does not exclude any non-accrual loans at December 31, 2009, 2008 and 2007. Loans past due 90 days or more and still accruing interest totaled $354,000, $102,000, and $770,000 for 2009, 2008 and 2007, respectively.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Non-accrual loans	$3,410	$1,208	$1,906	$1,608	$13
Restructured loans		—	—	—	—
Other real estate owned	2,480	3,034	—	—	—
Other repossessed assets owned	54	33	222	140	182
Non-performing corporate bond investments, at fair value	1,126	—	—	—	—

Total non-performing assets	$7,070	$4,275	$2,128	$1,748	$195

Loans past due 90 days accruing interest	$354	$102	$770	$1	$679

Allowance for loan losses to total loans	1.17%	1.09%	1.01%	1.07%	1.11%
Non-accrual loans to total loans	0.73%	0.27%	0.46%	0.39%	0.003%
Allowance for loan losses to non-performing loans	160.76%	395.70%	219.57%	278.05%	Not Meaningful

Note 5.	Related Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which totaled $4,085,972 at December 31, 2009 and $3,979,678 at December 31, 2008. During 2009, total principal additions were $947,641 and total principal payments were $841,347. During 2008, total principal additions were $310,509 and total principal payments were $412,711.

Note 6.	Bank Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2009 and 2008 are as follows:

	2009	2008

Land	$2,541,282	$2,541,282
Buildings and improvements	8,345,011	7,011,719
Furniture and equipment	8,038,106	7,072,334
Leasehold improvements	301,840	300,618
Construction in process	6,444,946	2,532,392

	25,671,185	19,458,345
Accumulated depreciation and amortization	(11,645,440)	(10,837,128)

	$14,025,745	$8,621,217

Depreciation and amortization expensed for years ended December 31, 2009, 2008 and 2007, totaled $808,312, $909,992 and $1,017,874, respectively.

Note 7.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 were $120,466,000 and $53,117,000 respectively. Brokered deposits include balances of Bank customers who

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

qualify to participate in the CD Account Registry Services (“CDARS”). As of December 31, 2009 and 2008, brokered balances totaled $57,300,000 and $37,385,000, respectively.

At December 31, 2009, the scheduled maturities of time deposits are as follows:

(In thousands)

2010	$173,350
2011	18,360
2012	4,134
2013	447
2014	6,334
and thereafter	5,037

$207,662

Overdraft demand deposits totaling $237,968 and $267,601 were reclassified to loans at December 31, 2009 and 2008, respectively.

The Bank accepts deposits of executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons. The aggregate dollar amount of deposits of executive officers and directors totaled $5,929,000 and $1,261,000 at December 31, 2009 and 2008, respectively.

Note 8.	Employee Benefit Plans

Defined Benefit Plan

The following tables provide a reconciliation of the changes in the defined benefit plan’s obligations and fair value of assets over the three-year period ending December 31, 2009 and 2008, and computed as of October 1 for 2007.

	2009	2008	2007

Change in Projected Benefit Obligations
Projected benefit obligation, beginning	$6,251,895	$6,962,121	$6,729,403
Service cost	250,828	555,404	670,720
Interest cost	295,307	386,758	401,371
Actuarial gain (loss)	5,765	1,170,367	(529,943)
Benefits paid	(73,167)	(191,301)	(309,430)
Decrease in obligation due to curtailment	—	(2,631,454)	—
Prior service cost due to amendment	—	—	—

Projected benefit obligation, ending	6,730,628	$6,251,895	$6,962,121

Change in Plan Assets
Fair value of plan assets, beginning	6,537,913	$7,051,968	$6,490,958
Actual return on plan assets	(13,132)	(322,754)	870,440
Employer contributions	—	—	—
Benefits paid	(73,167)	(191,301)	(309,430)

Fair value of plan assets, ending	6,451,614	$6,537,913	$7,051,968

Funded status, ending	(279,014)	$286,018	$89,847

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2009	2008	2007

Amount recognized on the Balance Sheet
Other assets	—	$286,018	$107,459
Other liabilities	—	—	—
Other comprehensive income (loss)	(279,014)	—	(34,188)
Amounts Recognized in accumulated other comprehensive loss
Net loss	279,014	$—	$96,632
Prior service cost	—	—	31,076
Net obligation at transition	—	—	(75,908)
Deferred tax benefit	(94,865)	—	(17,612)

Amount recognized	$184,149	$—	$34,188

Funded Status
Benefit Obligation	(6,730,628)	$(6,251,895)	$(6,962,121)
Fair value of assets	6,451,614	6,537,913	7,051,968
Unrecognized net actuarial (gain)/loss	279,014	—	—
Unrecognized net obligation at transition	—	—	—
Unrecognized prior service cost	—	—	—

Prepaid (accrued) benefit cost included in other assets (liabilities)	—	$286,018	$89,847

	2009	2008	2007

Components of Net Periodic Benefit Cost
Service cost	$250,828	$555,404	$670,720
Interest cost	295,307	386,758	401,371
Expected return on plan assets	(260,117)	(745,251)	(445,510)
Amortization of prior service cost	—	9,708	7,763
Amortization of net obligation at transition	—	(23,724)	(18,979)
Recognized net (gain) due to curtailment	—	(327,269)	—
Recognized net actuarial loss	—	—	21,031

Net periodic benefit cost	$286,018	$(144,374)	$636,396

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income.

	2009	2008	2007

Net (gain)/loss	$279,014	$(96,632)	$(975,904)
Prior service cost	—	(21,368)	—
Amortization of prior service cost	—	(9,708)	(7,766)
Net obligation at transition	—	52,184	—
Amortization of Net Obligation at Transition	—	23,724	18,979

Total recognized	279,014	(51,800)	(964,691)
Income tax expense (benefit)	(94,865)	17,612	327,995

Net amount recognized in other comprehensive (income) loss	$184,149	$(34,188)	$(636,696)

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive (Income) Loss:

2009	2008	2007

$565,032	$(232,754)	$(328,295)

The accumulated benefit obligation for the deferred benefit pension plan was $6,730,628, $5,977,222 and $3,962,497, at December 31, 2009, 2008, and 2007, respectively.

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table:

	2009	2008	2007

Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	4.75%	6.25%	6.25%
Expected return on plan assets	4.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	5.00%

The assumptions used in the measurement of the Company’s Net Periodic Benefit Cost are shown in the following table:

	2009	2008	2007

Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	4.75%	4.75%	6.00%
Expected return on plan assets	4.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	5.00%

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

The Company pension plan’s weighted-average asset allocation at December 31, 2009 and 2008, and September 30, 2007, by asset category are as follows:

	2009	2008	2007

Asset Category as of December 31,
Mutual Funds — Fixed Income	0%	0%	22%
Mutual Funds — Equity	0%	0%	74%
Cash and Cash Equivalents	100%	100%	4%

Total	100%	100%	100%

Beginning in January 2008, 100% of the Company’s pension plan assets were invested in cash and cash equivalents. This decision was based on recognizing the need to preserve asset value until December 31, 2009, the effective date of the termination of the defined benefit pension plan. All of the plan’s assets are considered level one in the fair value hierarchy. For 2007, the trust fund was sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The investment manager of the trust fund selected investment fund managers with demonstrated experience and expertise, and the funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager both actively and passively managed investment strategies and allocated funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company made no contribution to its pension plan in 2009, 2008 and 2007, and no contribution will be made going forward due to termination.

On December 20, 2008, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 replace the defined benefit pension plan with an enhanced 401(k) plan. Defined benefit pension plan expenses are projected to be approximately $286,000 in 2010 and nothing going forward. Expenses for the 401(k) plan are projected to increase from $142,000 and $154,000 in 2008 and 2009, respectively, to approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.

Estimated future benefit payments which reflect expected future service and settlement of the plan, as appropriate, are as follows:

Payment Dates	Amount

For the period:
January 1, 2010 through December 31, 2010	$68,798
January 1, 2011 through December 31, 2011	6,661,830

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Supplemental Executive Retirement Plan

The following tables provide a reconciliation of the changes in the supplemental executive retirement plan’s obligations over the three-year period ending December 31, 2009, computed as of December 31, 2009 and 2008, and October 1 for 2007.

	2009	2008	2007

Change in Projected Benefit Obligations
Projected benefit obligation, beginning	$1,740,590	$1,170,236	$617,532
Service cost	188,139	148,093	136,800
Interest cost	104,410	70,203	37,061
Actuarial gain (loss)	(622,185)	352,058	378,843
Benefits paid	—	—	—
Prior service cost due to amendment	—	—	—

Projected benefit obligation, ending	$1,410,954	$1,740,590	$1,170,236

Fair value of plan assets, ending	$—	$—	$—

Funded status at December 31,	$(1,410,954)	$(1,740,590)	$(1,170,236)

	2009	2008	2007

Amount recognized on the Balance Sheet
Other assets, deferred income tax benefit	$(82,809)	$313,055	$209,296
Other liabilities	1,410,277	1,740,590	1,170,236
Other comprehensive income (loss)	(160,746)	(607,695)	(406,281)
Amounts Recognized in accumulated other comprehensive loss
Net gain (loss )	(342,508)	287,802	(64,256)
Prior service cost	586,063	632,948	679,833
Net obligation at transition	—	—	—
Deferred tax benefit	(82,809)	(313,055)	(209,296)

Amount recognized	$160,746	$607,695	$406,281

Funded Status
Benefit Obligation	$(1,410,954)	$(1,740,590)	$(1,170,236)
Fair value of assets	—	—	—
Unrecognized net actuarial (gain)/loss	—	—	—
Unrecognized net obligation at transition	—	—	—
Unrecognized prior service cost	—	—	—

(Accrued)/prepaid benefit cost included in other liabilities	$(1,410,954)	$(1,740,590)	$(1,170,236)

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2009	2008	2007

Components of Net Periodic Benefit Cost
Service cost	$188,139	$148,093	$136,800
Interest cost	104,410	70,203	37,061
Expected return on plan assets	—	—	—
Amortization of prior service cost	46,885	46,885	46,885
Amortization of net obligation at transition	—	—	—
Recognized net actuarial loss	8,125	$—	(14,927)

Net periodic benefit cost	347,559	$265,181	$205,819

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income.

	2009	2008	2007

Net (gain)/loss	$(630,310)	$352,058	$393,770
Prior service cost	—	—	—
Amortization of prior service cost	(46,885)	(46,885)	(46,885)
Net obligation at transition	—	—	—
Amortization of Net Obligation at Transition	—	—	—

Total recognized	(677,195)	305,173	346,885
Less: Income Tax Effect	(230,246)	103,759	117,941

Net amount recognized in other comprehensive (income) loss	$(446,949)	$201,414	$228,944

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive Income.

2009	2008	2007

$(329,636)	$570,354	$552,704

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table.

	2009	2008	2007

Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate used for net periodic pension cost	6.00%	6.00%	6.00%
Discount rate used for disclosures	6.00%	6.00%	6.00%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	5.00%

Estimated future benefit payments which reflect expected future service, as appropriate, are as follows.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Payment Dates	Amount

For the 12 months ended:
December 31, 2010	$697
December 31, 2011	1,529
December 31, 2012	2,517
December 31, 2013	3,689
December 31, 2014	5,082
Thereafter	345,500

401(k) Plan

The Company has a defined contribution retirement plan under Internal Revenue Code (“Code”) Section 401(k) of the Internal Revenue Service covering employees who have completed 3 months of service and who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company may also make, but is not required to make, a discretionary matching contribution. The amount of this matching contribution, if any, is determined on an annual basis by the Board of Directors. The Company’s 401(k) expenses for the years ended December 31, 2009, 2008 and 2007 were $154,380, $141,576 and $133,708, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. Deferred compensation expense amounted to $9,409, $5,220 and $19,921 for the years ended December 31, 2009, 2008 and 2007, respectively.

Concurrent with the establishment of the deferred compensation plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation plan. The Company has recorded in other assets $1,077,553 and $1,043,069 representing cash surrender value of these policies for the years ended December 31, 2009 and 2008, respectively.

Note 9.	Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares if acquired directly from the Company as newly issued shares under the DRSPP. No new shares were issued during 2009, 2008 or 2007. The Company has 236,529 shares available for issuance under the DRSPP at December 31, 2009.

Note 10.	Commitments and Contingent Liabilities

The Bank has entered into six banking facility leases of greater than one year. The first lease was entered into on January 31, 1999. The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank’s Sudley Road, Manassas branch. The Bank renewed the lease January 31, 2004. Rent for 2010 is expected to be $200,000.

The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001. The lease provides for an original ten-year term with the right to renew for two additional ten-year periods beginning on

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

June 1, 2001. Annual rent is $39,325 for the first five years and $40,700 annually commencing with the sixth year. Rent for 2010 is expected to be $44,215.

The third lease is for the accounting and finance department facility and was entered into on April 4, 2008. The lease has a term of three years beginning on August 1, 2007 and ending July 31, 2010. The projected rent for 2010 is $19,440. The Company will not extend this lease.

The fourth lease is for the property in Haymarket, Virginia where the Bank opened its tenth full-service branch office during December 2009. The initial 12 months’ rental expense is projected to be $150,000 with increases of 3% annually. The term of the lease is 20 years after the branch opening with two additional options for five years each. The projected rent for 2010 is $150,000.

The fifth lease is for the property in Bristow, Virginia where the Bank opened its ninth full-service branch office during July 2009. The rental expense for its initial 12 months is projected to be $150,000 with increases of 3% annually for the first ten years. The lease will expire ten years after the branch opening with two additional options for five years each. The projected rent for 2010 is $152,250.

The sixth lease is for the temporary rental of the View Tree branch office at 216 Broadview Avenue. The lease has a term of two years beginning on March 19, 2009. The Bank has the right to early termination of the lease after eighteen months. Rent for the first two years was $180,000 annually. The Bank terminated the lease effective January 31, 2010.

Total rent expense was $520,464, $300,438, and $139,523 for 2009, 2008 and 2007, respectively, and was included in occupancy expense.

The Bank has two data processing contractual obligations of greater than one year. The contractual expense for the Bank’s largest primary contractual obligation is for data processing, and totaled $1,038,316, $1,202,063, and $1,150,148 for 2009, 2008 and 2007, respectively. The term of the current data processing obligation began in July 2009, and ends in June 2015.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term noncancellable lease agreements:

2010	$1,935,693
2011	1,917,877
2012	1,873,075
2013	1,928,270
2014	1,985,310
Thereafter	8,145,489

Total	$17,785,714

As a member of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2009 and 2008, the aggregate amounts of daily average required balances were approximately $6,939,000 and $3,484,000, respectively.

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate a material impact on its financial statements.

See Note 16 with respect to financial instruments with off-balance-sheet risk.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

The components of the net deferred tax assets included in other assets at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Allowance for loan losses	$1,863,867	$1,682,734
Securities available for sale	812,808	828,921
Impairment on securities	406,006	101,150
Interest on nonaccrual loans	55,949	15,220
Accrued vacation	123,137	107,306
SERP obligation	534,977	655,597
Accumulated depreciation	63,717	97,496
Restricted Stock	192,202	170,115
Accrued pension liability	94,865	—
Other	195,777	59,299

	4,343,305	3,717,838

Deferred tax liabilities:
Other	2,991	2,964
Prepaid pension obligation	—	97,247
Accumulated depreciation	—	—

	2,991	100,211

Net deferred tax assets	$4,340,314	$3,617,627

The Company has not recorded a valuation allowance for deferred tax assets as they feel it is more likely than not, that they will be ultimately realized.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
	2009	2008	2007

Current tax expense	$2,030,381	$2,027,484	$2,414,058
Deferred tax (benefit)	(874,440)	(661,835)	(327,194)

	$1,155,941	$1,365,649	$2,086,864

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31, 2009 are summarized as follows:

	2009	2008	2007

Computed “expected” tax expense	$1,554,962	$1,706,244	$2,393,697
Decrease in income taxes resulting from:
Tax-exempt interest income	(369,404)	(337,946)	(281,208)
Other	(29,617)	(2,649)	(25,625)

	$1,155,941	$1,365,649	$2,086,864

Note 12.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock.

	2009		2008		2007
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic earnings per share	3,593,337	$0.95	3,525,821	$1.04	3,504,761	$1.41

Effect of dilutive securities, stock-based awards	9,494		31,856		58,582

Diluted earnings per share	3,602,831	$0.95	3,557,677	$1.03	3,563,343	$1.39

There were 23,732 options with a strike price above the Company’s common stock closing sales price on December 31, 2009 of $12.35 that were excluded from the earnings per share calculation. There were 23,732 options with a strike price above the Company’s common stock closing sales price on December 31, 2008 of $12.75 that were excluded from the earnings per share calculation.

Note 13.	Stock Incentive Plans

Stock Incentive Plan (2009)

On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain key employees for purchase of the Company’s stock. The effective date of the plan was March 19, 2009 and a termination date no later than December 31, 2019. The Company’s board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorized for issuance 350,000 shares of the Company’s common stock. The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Company and are awarded an incentive stock option, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain key employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.

Non-employee Director Stock Option Plan

The Company previously has issued stock options to non-employee directors under its Non-employee Director Stock Option Plan, which expired in 1999. Under that plan, each non-employee director of the Company or its

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

subsidiary received an option grant covering 2,240 shares of Company common stock on April 1 of each year during the five-year term of the plan. The first grant under the plan was made on May 1, 1995. The exercise price of awards was fixed at the fair market value of the shares on the date the option was granted. During the term of the plan, a total of 120,960 options for shares of common stock were granted. Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant options in 2009, 2008 and 2007.

During 2009, 2008, and 2007, the Company granted awards of non-vested shares to executive officers and non-employee directors under the Omnibus Stock Ownership and Long-Term Incentive Plan: 15,050; 14,067 and 7,711, of restricted stock to executive officers and 8,450; 5,625 and 3,087 of restricted stock to directors on February 18, 2009; February 17, 2008 and February 14, 2007, respectively.

The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded. Compensation expense for nonvested shares, net of forfeiture, amounted to $208,666, $263,575 and $256,230 in 2009, 2008 and 2007, respectively.

During 2009, the Company granted awards of non-vested shares to executive officers under the Omnibus Stock Ownership and Long-Term Incentive Plan of 15,050 of performance-based stock rights to executive officers on February 18, 2009.

The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes. The performance-based stock rights shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded. They are also subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period. Compensation expense for performance-based stock rights amounted to $64,280 in 2009. Total performance-based stock rights outstanding at December 31, 2009 were 13,524.

A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan is presented below:

	2009			2008		2007
		Weighted			Weighted		Weighted
		Average	Aggregate		Average		Average
	Number of	Exercise	Intrinsic	Number of	Exercise	Number of	Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at January 1	77,180	$9.84		96,100	$9.85	177,466	$9.50
Granted	—			—		—
Exercised	(10,720)	9.15		(18,920)	9.91	(81,366)	9.09
Expired	(3,980)	9.75
Forfeited	—			—		—

Outstanding at December 31,	62,480	$9.96	$149,383	77,180	$9.84	96,100	$9.85

Weighted-average fair value per option of options granted during the year	$—			$—		$—

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the December 31, 2009 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the changes in the market value of the company’s stock.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $35,838, $132,774, $1,225,608, respectively.

The status of the options outstanding as of December 31, 2009 for the Omnibus Stock Ownership and Long-Term Incentive and Non-employee Director Stock Option Plans is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
Remaining Contractual Life	Outstanding	Price	Exercisable	Price

0.42	17,214	$8.13	17,214	$8.13
1.13 years	21,534	$8.07	21,534	$8.07
2.08 years	23,732	$13.00	23,732	$13.00

	62,480		62,480

A summary of the status of the Company’s nonvested shares is presented below:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1,	38,219		31,190		31,829
Granted	23,500	$10.06	19,692	$17.70	10,798	$25.40
Vested	(10,585)		(10,315)		(11,437)
Forfeited	(3,852)	$13.78	(2,348)	$21.13	—

Nonvested at December 31,	47,282		38,219		31,190

As of December 31, 2009, there was $259,032 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of three years.

Cash received from option exercise exclusive of tax expense or benefit under all share based payment arrangements for the years ended December 31, 2009, 2008, and 2007, was $147,704, $187,521 and $739,469, respectively. The actual tax expense or benefit realized for the tax deductions from option exercise of the share-based payment arrangements were tax expenses of $39,502 for 2009, and tax benefits of $21,783 and $419,528, respectively, for the years ended December 31, 2008 and 2007.

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Federal Home Loan Bank Advances and Other Borrowings

The Company’s borrowings from the FHLB was $50.0 million at December 31, 2009 and $45.0 million at December 31, 2008. At December 31, 2009 and 2008, the interest rates on FHLB advances ranged from 4.46% to 0.00% and from 4.46% to 0.61%, respectively. At December 31, 2009 and 2008, the weighted average interest rates were 2.19% and 3.35%, respectively. On December 31, 2009, $20,000,000 were at adjustable rates based on the three month LIBOR, and $30,000,000 were at various fixed rates.

At December 31, 2009, the Bank had an available line of credit with the FHLB with a borrowing limit of approximately $99 million at December 31, 2009. FHLB advances and available line of credit were secured by certain first and second lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank. As of December 31, 2009, the book value of eligible loans totaled approximately $218.5 million. At December 31, 2008, the advances were secured by similar loans totaling $215.3 million. The amount of available credit is limited to 75% of qualifying collateral for one-to-four unit single-family residential loans, and 50% for commercial and home equity loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets. The contractual maturities of FHLB advances are as follows:

	2009	2008

Due in 2009	$—	$20,000,000
Due in 2010	15,000,000	—
Due in 2011	10,000,000	10,000,000
Due in 2013	15,000,000	15,000,000
Due in 2014	10,000,000	—

	$50,000,000	$45,000,000

As additional sources of liquidity, the Bank has available federal funds purchased lines of credit with nine different commercial banks, including the Federal Reserve Bank of Richmond, totaling $72.6 million. At December 31, 2009, none of the available federal funds purchased lines of credit with various commercial banks were in use.

Note 15.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2009, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $5,340,775.

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2009	2008
	(In thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$71,523	$74,023
Standby letters of credit	8,585	5,366

	$80,108	$79,389

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

The Company adopted ASC 820 “Fair Value Measurement and Disclosures” (previously SFAS No. 157, “Fair Value Measurements”), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets
Available-for-sale securities	$36,692	$34,780	$—	$1,912

Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the year ended December 31, 2009 were as follows:

		Total Gains (Losses)
		Realized/Unrealized
	Balance		Included in Other	Transfers in	Balance
	January 1,	Included in	Comprehensive	and/or out of	December 31,
Description	2009	Earnings	Income	Level 3	2009
		(In thousands)

Available for sale securities	$—	$(659)	$(567)	$3,138	$1,912

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale:  Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Certain assets such as real estate owned are measured at fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC 820. Chargeoffs related to other real estate owned properties were $156,758 in 2009 and $338,058 in 2008.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Impaired loans, net	$2,050	$—	$794	$1,256
Other real estate owned	451	—	451	—

		Carrying Value at December 31, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Impaired loans	$1,561	$—	$460	$1,101
Other real estate owned	3,034	—	3,034	—

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. ASC 820 (previously SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”) excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

At December 31, 2009 and 2008, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company’s financial instruments are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and short-term investments	$26,199	$26,199	$11,023	$11,023
Federal funds sold	9	9	—	—
Securities	36,692	36,692	34,672	34,672
Loans, net	462,784	477,100	434,678	452,946
Accrued interest receivable	1,495	1,495	1,550	1,550
Financial liabilities:
Deposits	$465,987	$467,600	$400,294	$402,589
FHLB advances	50,000	50,477	45,000	46,037
Federal funds purchased	—	—	18,275	18,275
Company obligated mandatorily redeemable capital securities	4,124	2,673	4,124	3,116
Accrued interest payable	613	613	863	863

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

Note 18.	Other Operating Expenses

The principal components of “Other operating expenses” in the Consolidated Statements of Income are:

	2009	2008	2007

Postage and courier expenses	$327,493	$299,035	$336,268
Paper and supplies	$276,828	$235,370	$239,358
Taxes, other than income taxes	313,183	284,676	299,929
Charge-offs, other than loan charge-offs	489,007	350,128	271,039
Telephone	258,011	232,416	228,975
Directors’ compensation	339,613	332,143	349,570
Other (no items exceed 1% of total revenue)	1,041,759	1,060,061	958,893

	$3,045,894	$2,793,829	$2,684,032

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Directors’ compensation is allocated and expensed separately at both the Bank and at the parent company. The above year to year comparisons of directors’ compensation are on a consolidated basis.

Note 19.	Concentration Risk

The Company maintains its cash accounts in several correspondent banks. The total amount of cash on deposit in those banks did not exceed the federally insured limits at December 31, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.

					Well Capitalized Under
					Prompt Corrective
	Actual		Minimum Capital Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In thousands)

As of December 31, 2009:
Total Capital (to Risk Weighted Assets):
Consolidated	$54,043	12.2%	$35,413	8.0%	N/A	N/A
The Fauquier Bank	$53,930	12.1%	$35,568	8.0%	$44,460	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$48,558	11.0%	$17,706	4.0%	N/A	N/A
The Fauquier Bank	$48,445	10.9%	$17,794	4.0%	$26,691	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$48,558	8.7%	$22,377	4.0%	N/A	N/A
The Fauquier Bank	$48,445	8.7%	$22,351	4.0%	$27,938	5.0%
As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Consolidated	$52,472	12.5%	$33,541	8.0%	N/A	N/A
The Fauquier Bank	$51,980	12.4%	$33,531	8.0%	$41,914	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$47,692	11.4%	$16,771	4.0%	N/A	N/A
The Fauquier Bank	$47,201	11.3%	$16,766	4.0%	$25,149	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$47,692	9.4%	$20,359	4.0%	N/A	N/A
The Fauquier Bank	$47,201	9.3%	$20,347	4.0%	$25,434	5.0%

Note 21.	Company-Obligated Mandatorily Redeemable Capital Securities

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

The purpose of the September 2006 Trust II issuance was to use the proceeds to redeem the existing capital securities of Trust I on March 26, 2008. Because of changes in the market pricing of capital securities from 2002 to 2006, the September 2006 issuance was priced 190 basis points less than that of the March 2002 issuance, and the

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

repayment of the March 2002 issuance in March 2008 reduced the interest expense associated with the distribution on capital securities of subsidiary trust by $76,000 annually. The Company redeemed all the existing capital securities issued by Trust I on March 26, 2008.

Total capital securities at December 31, 2009 and 2008 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 22.	Parent Corporation Only Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Balance Sheets
December 31, 2009 and 2008

	December 31,
	2009	2008

Assets
Cash on deposit with subsidiary bank	$121,140	$40,484
Investment in subsidiaries, at cost, plus equity in undistributed net income	46,525,246	44,997,076
Other assets	220,920	642,786

Total Assets	$46,867,306	$45,680,346

Liabilities and Shareholders’ Equity
Liabilities
Company-obligated mandatorily redeemable capital securities	$4,124,000	$4,124,000
Other liabilities	105,464	68,409

	4,229,464	4,192,409

Shareholders’ Equity
Common stock	11,103,371	11,036,687
Retained earnings, which are substantially distributed earnings of subsidiaries	33,458,933	32,668,530
Accumulated other comprehensive income (loss)	(1,923,462)	(2,217,280)

	42,638,842	41,487,937

Total liabilities and shareholders’ equity	$46,868,306	$45,680,346

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Income
For Each of the Three Years in the Period Ended December 31, 2009

	December 31,
	2009	2008	2007

Revenue
Interest Income	$—	$1,153	$1,067
(Loss) on impairment of securities	(112,920)
Dividends from Subsidiaries	2,877,259	2,853,779	2,796,892

	2,764,339	2,854,932	2,797,959
Expenses
Interest expense	109,051	200,263	374,586
Legal and professional fees	485,506	237,552	206,214
Directors’ fees	203,663	188,193	249,670
Miscellaneous	217,658	135,306	138,392

	1,015,878	761,314	968,862

Income before income tax benefits and equity in undistributed net income of subsidiaries	1,748,461	2,093,618	1,829,097
Income tax benefit	(434,664)	(252,862)	(324,138)

Income before equity in undistributed net income of subsidiaries	2,183,125	2,346,480	2,153,235
Equity in undistributed net income of subsidiaries	1,234,353	1,306,235	2,800,187

Net income	$3,417,478	$3,652,715	$4,953,422

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2009

	December 31,
	2009	2008	2007

Cash Flows from Operating Activities
Net income	$3,417,478	$3,652,715	$4,953,422
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(1,234,353)	(1,306,235)	(2,800,187)
Deferred tax benefit	(50,844)	5,593	5,275
Decrease in undistributed dividends receivable from subsidiaries	—	—	—
Tax benefit of nonqualified options exercised	(10,162)	(21,783)	(419,527)
Amortization of unearned compensation	208,666	263,575	256,230
Decrease in other assets	481,873	131,945	463,310
Increase (decrease) in other liabilities	37,055	(7,078)	38,690

Net cash provided by operating activities	2,849,713	2,718,732	2,497,213

Cash Flows from Financing Activities
Proceeds from (repayment of) issuance of capital securities	—	—	(4,124,000)
Cash dividends paid	(2,877,259)	(2,853,779)	(2,796,892)
Issuance of common stock	108,202	209,304	1,158,997
Acquisition of common stock	—	(155,031)	(722,767)

Net cash provided by (used in) financing activities	(2,769,057)	(2,799,506)	(6,484,662)

Increase (decrease) in cash and cash equivalents	80,656	(80,774)	(3,987,449)
Cash and Cash Equivalents
Beginning	40,484	121,258	4,108,707

Ending	$121,140	$40,484	$121,258

Note 23.	Subsequent Events

In accordance with ASC 855-10/SFAS 165, the Company evaluates subsequent events that have occurred after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

The Company evaluated subsequent events through March 15, 2010. Based on the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment to, or disclosure in, the financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Fauquier Bankshares, Inc. (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Management’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

As of December 31, 2009, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2009, based on those criteria.

Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on 10-K, has issued an audit report on the Company’s effectiveness of internal control over financial reporting as of December 31, 2009. The auditor’s report is incorporated for reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

No changes were made in Management’s internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company required by this item is contained in the Company’s definitive proxy statement for the 2009 annual meeting of shareholders to be held on May 18, 2010 (the “2010 proxy statement”) under the captions “Election of Class II,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. Please see Exhibit 14 in the exhibit list contained in Part IV, Item 14 of this Form 10-K .

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to executive and director compensation and the Company’s Compensation and Benefits Committee is contained in the Company’s 2010 proxy statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in the Company’s 2010 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to		Weighted Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	62,480	(1)	$9.96	350,000	(2)
Equity compensation plans not approved by security holders	—			—
Total	62,480		$9.96	350,000

(1)	Consists of shares underlying options that were granted under the Company’s Omnibus Stock Ownership and Long Term Incentive Plan, which expired December 31, 2009.

(2)	Consists of 350,000 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Stock Incentive Plan approved by security holders on May 19, 2009.

For additional information concerning the material features of the Company’s equity compensation plans please see Note 13 of our Notes to Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Company’s 2010 proxy statement under the caption “Meetings and Committees of the Board of Directors” and “Related Party Transactions,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Company’s 2010 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) -Financial Statements

The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 7. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Consolidated Balance Sheets — December 31, 2009 and December 31, 2008

Consolidated Statements of Income -Years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows -Years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Changes in Shareholders’ Equity — December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements -Years ended December 31, 2009, 2008, and 2007

(a) (2) -Financial Statement Schedules

All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3) -Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit		Exhibit
Number		Description

3.1		Articles of Incorporation of Fauquier Bankshares, Inc., as amended.
3.2		Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed November 20, 2007.
Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
10	.1*	Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, as amended and restated effective January 1, 2000, incorporated by reference to Exhibit 4.B to Form S-8 filed October 15, 2002.
10	.1.1*	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.
10	.1.2*	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.
10	.2*	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.
10	.3*	Fauquier Bankshares, Inc. Non-Employee Director Stock Option Plan, effective April 1, 1995, incorporated by reference to Exhibit 4.A to Form S-8 filed October 15, 2002.
10	.4*	Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to Form S-3 filed August 21, 2009.
10	.4.1*	Form of Incentive Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan.
10	.4.2*	Form of Nonstatutory Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan.

Exhibit		Exhibit
Number		Description

10	.4.3*	Form of Restricted Stock Awards Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan.
10	.8*	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.
10	.10*	Executive Supplemental Retirement Plan Agreement, dated August 20, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 25, 2003.
10	.11*	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated August 10, 2000, between The Fauquier Bank and C. Hunton Tiffany, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 25, 2003.
10	.12*	Executive Split Dollar Life Insurance Agreement, dated November 26, 1996, between The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.12 to Form 10-K filed March 25, 2003.
10	.13*	Form of the Executive Survivor Income Agreement, dated on or about May 9, 2003, between The Fauquier Bank and each of C. Hunton Tiffany, Randy K. Ferrell, Eric P. Graap, incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 14, 2003.
10	.14*	Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.14 to Form 10-K filed March 30, 2005.
10	.14.1*	First Amendment, dated March 26, 2008, to Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.14.1 to Form 10-K filed March 26, 2007.
10	.15*	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.15 to Form 10-K filed March 30, 2005.
10	.16*	Base Salaries for Named Executive Officers.
10	.17*	Director Compensation, incorporated by reference to Exhibit 10.17 to Form 8-K filed February 23, 2006.
10	.18*	Description of Management Incentive Plan, incorporated by reference to Exhibit 10.18 to Form 10-K filed March 30, 2005.
10	.20*	Consulting Agreement dated June 8, 2005 between The Fauquier Bank and C.H. Lawrence, Jr., incorporated by reference to Exhibit 10.20 to Form 8-K filed June 14, 2005.
14		Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-Q filed August 11, 2006.
21		Subsidiaries of the Registrant, incorporated herein by reference to Part I of this Form 10-K.
23.1		Consent of Smith Elliott Kearns & Company, LLC.
31.1		Certification of CEO pursuant to Rule 13a-14(a).
31.2		Certification of CFO pursuant to Rule 13a-14(a).
32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350.
32	.2.1	Certification of CFO pursuant to 18 U.S.C. Section 1350.

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

Dated: March 12, 2010	/s/ Randy K. Ferrell Randy K. Ferrell President & Chief Executive Officer

Dated: March 12, 2010	/s/ Eric P. Graap Eric P. Graap Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John B. Adams, Jr. John B. Adams, Jr.	Chairman, Director	March 12, 2010

/s/ Randy K. Ferrell Randy K. Ferrell	President & Chief Executive Officer, Director (principal executive officer)	March 12, 2010

/s/ Eric P. Graap Eric P. Graap	Executive Vice President & Chief Financial Officer, Director (principal financial and accounting officer)	March 12, 2010

/s/ Randolph T. Minter Randolph T. Minter	Vice Chairman, Director	March 12, 2010

/s/ Randolph D. Frostick Randolph D. Frostick	Director	March 12, 2010

/s/ Douglas C. Larson Douglas C. Larson	Director	March 12, 2010

/s/ Jay B. Keyser Jay B. Keyser	Director	March 12, 2010

/s/ Brian.S. Montgomery Brian.S. Montgomery	Director	March 12, 2010

/s/ John J. Norman, Jr John J. Norman, Jr.	Director	March 12, 2010

/s/ P. Kurt Rodgers P. Kurt Rodgers	Director	March 12, 2010

/s/ Sterling T. Strange III Sterling T. Strange III	Director	March 12, 2010