Form 10-K/A
period 2009-12-31
FAUQUIER BANKSHARES, INC.
filed 2010-04-27
CIK 1083643

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

The registrant had 3,620,544 shares of common stock outstanding as of March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders to be held on May 18, 2010 are incorporated by reference into Part III of this Form 10-K.

Explanatory Note
Subsequent to the filing of the December 31, 2009 10-K the Company became aware of an inadvertent omission in the certifications of the CEO and CFO in exhibits 31.1 and 31.2, respectively. Specifically, the reference to internal control in item 4 was not included in the original filing.

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
Dated: April 27, 2010
/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: April 27, 2010