Form 10-Q
period 2010-03-31
FAUQUIER BANKSHARES, INC.
filed 2010-05-10
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐       No ☑
The registrant had 3,627,518 shares of common stock outstanding as of May 5, 2010.

FAUQUIER BANKSHARES, INC.

INDEX

Part I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,990,352	$5,652,617
Interest-bearing deposits in other banks	16,465,087	20,546,596
Federal funds sold	9,032	9,154
Securities available for sale	36,973,670	36,692,094
Restricted investments	3,774,700	3,774,700
Loans, net of allowance for loan losses of $5,469,531 in 2010 and $5,481,963 in 2009	467,429,649	462,783,962
Bank premises and equipment, net	14,463,147	14,025,745
Accrued interest receivable	1,649,832	1,495,085
Other real estate owned	2,029,085	2,479,860
Other assets	20,810,756	21,022,655

Total assets	$570,595,310	$568,482,468

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$64,845,064	$68,469,699
Interest-bearing:
NOW accounts	100,797,451	83,395,687
Savings and money market accounts	107,909,979	106,458,563
Time certificates of deposit	194,243,183	207,662,808

Total interest-bearing	402,950,613	397,517,058

Total deposits	467,795,677	465,986,757

Federal funds purchased	—	—
Federal Home Loan Bank advances	50,000,000	50,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	5,333,981	5,732,869
Commitments and contingencies	—	—

Total liabilities	527,253,658	525,843,626

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2010: 3,620,544 shares (includes nonvested shares of 33,772); 2009: 3,594,685 shares (includes nonvested shares of 47,282)	11,226,596	11,103,371
Retained earnings	33,743,025	33,458,933
Accumulated other comprehensive income (loss), net	(1,627,969)	(1,923,462)

Total shareholders’ equity	43,341,652	42,638,842

Total liabilities and shareholders’ equity	$570,595,310	$568,482,468

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	2010	2009
Interest Income
Interest and fees on loans	$6,691,277	$6,381,071
Interest and dividends on securities available for sale:
Taxable interest income	302,656	356,163
Interest income exempt from federal income taxes	59,434	61,461
Dividends	6,816	4,463
Interest on federal funds sold	3	107
Interest on deposits in other banks	8,089	3,669

Total interest income	7,068,275	6,806,934

Interest Expense
Interest on deposits	1,275,025	1,558,089
Interest on federal funds purchased	—	10,446
Interest on Federal Home Loan Bank advances	273,620	266,667
Distribution on capital securities of subsidiary trusts	19,325	35,835

Total interest expense	1,567,970	1,871,037

Net interest income	5,500,305	4,935,897

Provision for loan losses	375,000	200,000

Net interest income after provision for loan losses	5,125,305	4,735,897

Other Income
Wealth management income	306,568	249,236
Service charges on deposit accounts	621,451	606,677
Other service charges, commissions and income	426,333	403,380
(Loss) on sale of other real estate owned	(16,139)	(135,759)
Gain on sale of investments	89,106	—
Net other than temporary impairment losses on securities recognized in earnings (includes total other than temporary impairment losses of $560,548, net of $84,875 loss recognized in other comprehensive income for the quarter ended March 31, 2010 before tax benefit)	(475,673)	—

Total other income	951,646	1,123,534

Other Expenses
Salaries and benefits	2,447,688	2,354,939
Net occupancy expense of premises	499,902	307,067
Furniture and equipment	317,696	280,450
Marketing expense	156,418	120,978
Legal, audit and consulting expense	267,231	335,943
Federal Deposit Insurance Corporation expense	182,617	145,050
Data processing expense	358,105	348,494
Other operating expenses	799,328	702,046

Total other expenses	5,028,985	4,594,967

Income before income taxes	1,047,966	1,264,464

Income tax expense	244,073	341,555

Net Income	$803,893	$922,909

Earnings per Share, basic	$0.22	$0.26

Earnings per Share, assuming dilution	$0.22	$0.26

Dividends per Share	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2010 and 2009

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2008	$11,036,687	$32,668,530	$(2,217,280)		$41,487,937
Comprehensive income:
Net income		922,909		$922,909	922,909
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit of $535,793			(1,040,068)	(1,040,068)	(1,040,068)

Total comprehensive income				$(117,159)

Cash dividends ($.20 per share)		(719,307)			(719,307)
Amortization of unearned compensation, restricted stock awards		85,289			85,289
Issuance of common stock — nonvested shares (10,585 shares)	33,131	(33,131)			—
Exercise of stock options	27,293	54,484			81,777

Balance, March 31, 2009	$11,097,111	$32,978,774	$(3,257,348)		$40,818,537

Balance, December 31, 2009	$11,103,371	$33,458,933	$(1,923,462)		$42,638,842
Comprehensive income:
Net income		803,893		$803,893	803,893
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of tax of $20,791			40,359	40,359	40,359
Less: gain on sale of securities available for sale, net net of tax of $30,296			(58,810)	(58,810)	(58,810)
Less: reclassification adjustments for other than temporary impairment, net of tax of $161,729			313,944	313,944	313,944

Other comprehensive income net of tax of $152,224				295,493

Total comprehensive income				$1,099,386

Cash dividends ($.20 per share)		(724,109)			(724,109)
Amortization of unearned compensation, restricted stock awards		205,260			205,260
Issuance of common stock — nonvested shares (28,847 shares)	90,291	(90,291)			—
Issuance of common stock — vested shares (6,522 shares)	20,414	69,459			89,873
Exercise of stock options	12,520	19,880			32,400

Balance, March 31, 2010	$11,226,596	$33,743,025	$(1,627,969)		$43,341,652

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows from Operating Activities
Net income	$803,893	$922,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313,944	203,179
Provision for loan losses	375,000	200,000
Loss on sale of other real estate	16,139	135,759
(Gain) on sale of securities	(89,106)	—
Loss on impairment of securities	475,673	—
Amortization (accretion) of security premiums, net	9,058	(12,714)
Amortization of unearned compensation, net of forfeiture	205,260	85,289
Changes in assets and liabilities:
(Increase) decrease in other assets	(96,708)	356,014
(Decrease) increase in other liabilities	(398,888)	254,812

Net cash provided by operating activities	1,614,265	2,145,248

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	1,543,439	—
Proceeds from maturities, calls and principal payments of securities available for sale	2,340,984	1,773,795
Purchase of securities available for sale	(4,112,271)	(2,978)
Purchase of premises and equipment	(751,346)	(592,101)
Purchase proceeds from sale of other bank stock	—	(719,900)
Net (increase) in loans	(5,020,687)	(8,870,845)
Proceeds from sale of other real estate owned	434,636	869,626

Net cash used in investing activities	(5,565,245)	(7,542,403)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	15,228,545	(1,069,027)
Net (decrease) increase in certificates of deposit	(13,419,625)	17,056,272
Federal Home Loan Bank advances	—	80,000,000
Federal Home Loan Bank principal repayments	—	(65,000,000)
Purchase of federal funds	—	(18,275,000)
Cash dividends paid on common stock	(724,109)	(719,307)
Issuance of common stock	122,273	81,777

Net cash provided by financing activities	1,207,084	12,074,715

Increase (decrease) in cash and cash equivalents	(2,743,896)	6,677,560

Cash and Cash Equivalents
Beginning	26,208,367	11,023,162

Ending	$23,464,471	$17,700,722

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$1,557,869	$1,967,496

Income taxes	$—	$—

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net of tax effect	$(18,451)	$(1,040,068)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. General
The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2010 and December 31, 2009 and the results of operations for the three months ended March 31, 2010 and 2009. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year.
Recent Accounting Pronouncements
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
Note 2. Securities
The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		March 31, 2010

Obligations of U.S. Government corporations and agencies	$28,142,404	$842,125	$(16,494)	$28,968,035
Obligations of states and political subdivisions	5,569,835	276,408	(1,449)	5,844,794
Corporate Bonds	4,865,613	—	(3,038,031)	1,827,582
Mutual Funds	318,577	—	(818)	317,759
FHLMC Preferred Bank Stock	18,500	—	(3,000)	15,500

	$38,914,929	$1,118,533	$(3,059,792)	$36,973,670

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		December 31, 2009

Obligations of U.S. Government corporations and agencies	$27,837,619	$916,798	$(25,592)	$28,728,825
Obligations of states and political subdivisions	5,569,586	163,021	(8,758)	5,723,849
Corporate Bonds	5,341,286	—	(3,428,830)	1,912,456
Mutual Funds	315,715	—	(3,451)	312,264
FHLMC Preferred Bank Stock	18,500	—	(3,800)	14,700

	$39,082,706	$1,079,819	$(3,470,431)	$36,692,094

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2010
	Amortized	Fair
	Cost	Value
Due in one year or less	$316,300	$317,600
Due after one year through five years	128,740	132,525
Due after five years through ten years	8,773,814	9,151,247
Due after ten years	29,358,998	27,039,039
Equity securities	337,077	333,259

	$38,914,929	$36,973,670

There were impairment losses on securities of $476,000 in the quarter ended March 31, 2010 and no impairment losses in the quarter ended March 31, 2009.
During the quarter ended March 31, 2010, one security, a 30 year mortgage-backed government agency with a fair value of $1.5 million, was sold at a gain of $89,000. This bond was sold because of its relatively longer term current duration of approximately five years, and its inherent extension risk of an additional two years of duration if market interest rates increase in the future. The tax expense on this gain on sale was $30,000. There were no securities sold in the quarter ended March 31, 2009.
The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009, respectively.

March 31, 2010	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government corporations and agencies	$6,019,556	$(16,494)	$—	$—	$6,019,556	$(16,494)
Obligations of states and political subdivisions	—	—	282,616	(1,449)	282,616	(1,449)
Corporate bonds	—	—	1,827,581	(3,038,031)	1,827,581	(3,038,031)

Subtotal, debt securities	6,019,556	(16,494)	2,110,197	(3,039,480)	8,129,753	(3,055,974)
Mutual funds	—	—	317,759	(818)	317,759	(818)
FHLMC preferred bank stock	—	—	15,500	(3,000)	15,500	(3,000)

Total temporary impaired securities	$6,019,556	$(16,494)	$2,443,456	$(3,043,298)	$8,463,012	$(3,059,792)

December 31, 2009	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government corporations and agencies	$3,030,782	$(25,592)	$—	$—	$3,030,782	$(25,592)
Obligations of states and political subdivisions	312,667	(174)	275,475	(8,584)	588,142	(8,758)
Corporate bonds	—	—	1,912,456	(3,428,830)	1,912,456	(3,428,830)

Subtotal, debt securities	3,343,449	(25,766)	2,187,931	(3,437,414)	5,531,380	(3,463,180)
Mutual funds	—	—	312,263	(3,451)	312,263	(3,451)
FHLMC preferred bank stock	14,700	(3,800)	—	—	14,700	(3,800)

Total temporary impaired securities	$3,358,149	$(29,566)	$2,500,194	$(3,440,865)	$5,858,343	$(3,470,431)

The nature of securities which are temporarily impaired for a continuous 12 month period or more at March 31, 2010 can be segregated into four groups:
The first group consists of four corporate bonds with a cost basis totaling $4.8 million and a temporary loss of approximately $3.0 million. The method for valuing these four corporate bonds came from Moody’s Analytics. Moody’s Analytics employs a two step discounted cash-flow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions. They have an estimated maturity of 25 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds. The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the (“other than temporary impairment”) OTTI test under authoritative accounting guidance as of March 31, 2010. All four bonds totaling $1.8 million at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 4.
Additional information regarding each of the pooled trust preferred securities as of March 31, 2010 follows:

		Percent of			Estimated
		Underlying	Percent of	Percent of	incremental			Cumulative Other
		Current	Underlying	Underlying	defaults	Current	Cumulative	Compreshensive
Cost, net of		Collateral	Collateral in	Collateral in	required to	Moody's	Amount of	Loss, net of tax
OTTI loss	Fair Value	Performing	Deferral	Default	break yield (1)	Rating	OTTI Loss	benefit
$359,294	$102,362	56.6%	28.6%	14.8%	broken	Ca	$640,706	$169,575
1,822,050	746,034	76.3%	11.7%	12.0%	broken	Ca	177,950	710,171
1,899,350	779,749	77.9%	18.3%	3.8%	broken	Ca	100,650	738,937
784,919	199,436	73.9%	14.7%	11.4%	broken	Ca	215,081	386,419

$4,865,613	$1,827,581						$1,134,387	$2,005,102

(1)	A break in yield for a given tranche investment means that defaults and/or deferrals have reached such a level that the specific tranche would not receive all of the contractual principal and interest cash flow by its maturity, resulting in not a temporary shortfall, but an actual loss. This column represents the percentage of additional defaults among the currently performing collateral that would result in other than temporary impairment and loss.
The Company monitors these pooled trust preferred securities in its portfolio as to additional collateral issuer defaults and deferrals, which as a general rule indicate that additional impairment may have occurred. Due to the continued stress on banks in general, and the issuer banks in particular, as a result of overall economic conditions, the Company anticipates having to recognize additional impairment in future periods; however the extent, timing, and probability of any additional impairment cannot be reasonably estimated at this time.
The second group consists of one municipal bond with a temporary loss of approximately $1,000. This bond is current and has an A2 rating from Moody’s. The Company plans to hold it until maturity in 2021.
The third and fourth group consists of a Community Reinvestment Act qualified investment bond fund with a temporary loss of approximately $1,000, and FHLMC preferred bank stock with a temporary loss of $3,000. Both represent a relatively small balance of the portfolio and the Company plans to hold them indefinitely.

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB ASC 320-10-35-34D):

Available for sale
Beginning balance as of December 31, 2009	$658,734
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	100,650

Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	375,003

Less: Realized losses for securities sold	—

Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—

Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	—

Ending balance as of March 31, 2010	$1,134,387

The carrying value of securities pledged to secure deposits and for other purposes amounted to $20.1 million and $23.7 million at March 31, 2010 and December 31, 2009, respectively.
The amortized cost and fair value of restricted securities follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Restricted investments:
Federal Home Loan Bank Stock	$3,625,700	$—	$—	$3,625,700
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000

	$3,774,700	$—	$—	$3,774,700

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Restricted investments:
Federal Home Loan Bank Stock	$3,625,700	$—	$—	$3,625,700
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000

	$3,774,700	$—	$—	$3,774,700

The Company’s restricted investments include an equity investment in the Federal Home Loan Bank of Atlanta (“FHLB”). FHLB stock is generally viewed as a long term investment and as a restricted investment which is carried at cost because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividends in 2009, the Company does not consider this investment to be other than temporarily impaired at March 31, 2010, and no impairment has been recognized.

Note 3. Loans
A summary of the balances of loans follows:

	March 31,	December 31,
	2010	2009
	(Thousands)
Real estate loans:
Construction	$30,027	$33,003
Secured by farmland	1,093	948
Secured by 1 - to - 4 family residential	193,650	193,709
Other real estate loans	192,780	186,463
Commercial and industrial loans (not secured by real estate)	27,941	29,286
Consumer installment loans	13,354	10,390
All other loans	14,105	14,559

Total loans	$472,950	$468,358
Unearned income	(51)	(92)
Allowance for loan losses	(5,470)	(5,482)

Net loans	$467,429	$462,784

Of the $192.7 million in other real estate loans at March 31, 2010, $100.2 million or 52.1% were owner occupied. Of the $186.5 million in other real estate loans at December 31, 2009, $100.3 million or 53.8% were owner occupied.
Note 4. Allowance for Loan Losses
Analysis of the allowance for loan losses follows:

	Three Months	Three Months	Twelve Months
	Ended March	Ended March	Ended December
	31, 2010	31, 2009	31, 2009
Balance at beginning of year	$5,481,963	$4,779,662	$4,779,662

Provision for loan losses	375,000	200,000	1,710,000

Recoveries of loans previously charged-off	15,370	13,462	81,106

Loan losses charged-off	(402,802)	(120,553)	(1,088,805)

Balance at end of year	$5,469,531	$4,872,571	$5,481,963

Nonperforming assets consist of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Non-accrual loans	$3,420	$3,410	$1,573
Restructured loans	—	—	—
Other real estate owned	2,029	2,480	$2,029
Other repossessed assets owned	61	54	36
Non-performing corporate bond investments, at fair value	1,828	1,126	—

Total nonperforming assets	$7,338	$7,070	$3,638

Allowance for loan losses to total loans, period end	1.16%	1.17%	1.08%
Non-accrual loans to total loans, period end	0.72%	0.73%	0.35%
Allowance for loan losses to non-accrual loans, period end	159.83%	160.76%	309.79%
Non-performing assets to total assets, period end	1.29%	1.24%	0.69%

	March 31, 2010	December 31, 2009	March 31, 2009
Impaired loans for which an allowance has been provided	$3,059,542	$3,213,516	$1,629,725
Impaired loans for which no allowance has been provided	607,256	175,429	228,496

	$3,666,798	$3,388,945	$1,858,221

Allowance provided for impaired loans, included in the allowance for loan losses	$1,054,000	$1,163,072	$776,777

	Three Months	Twelve Months	Three Months
	Ended March 31,	Ended	Ended March 31,
	2010	December 31, 2009	2009
Average balance in impaired loans	$3,725,047	$3,631,937	$1,871,016

Interest income recognized on impaired loans	$11,740	$148,490	$14,757

Total loans past due 90 days or more and still accruing interest were $197,000 at March 31, 2010 and $354,000 and $4,000 on December 31, 2009, and March 31, 2009, respectively.
Authoritative accounting guidance requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. Authoritative accounting guidance also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.
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
Total capital securities at March 31, 2010 and 2009 were $4,124,000 for both respective dates. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 6. Earnings Per Share
The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

	Three Months		Three Months
	Ended		Ended
	March 31, 2010		March 31, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,602,776	$0.22	3,535,817	$0.26

Effect of dilutive securities, stock-based awards	15,356		18,950

	3,618,132	$0.22	3,554,767	$0.26

All shares in circulation were dilutive and included in the calculation above at March 31, 2010. Shares not included in the calculation above because their effects were not dilutive totaled 23,732 at March 31, 2009.
Note 7. Stock-Based Compensation
Stock Incentive Plan (2009)
On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long-Term Incentive Plan.
Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and employees for purchase of the Company’s stock. The effective date of the plan was March 19, 2009, the date the Company’s Board approved the Plan, and has a termination date of December 31, 2019. The Company’s Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock. The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met. The restricted shares for non-executive directors are not subject to vesting requirements, but are generally subject to three year restrictions of sale.
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
The Company did not grant stock options during the three months ended March 31, 2010 or March 31, 2009.
The Company granted awards of shares to executive officers and non-employee directors under the above-described incentive plans: 9,784 shares and 15,050 shares of unvested restricted stock to executive officers and

5,553 shares and 8,450 shares of restricted stock to non-executive directors on March 5, 2010 and February 18, 2009, respectively.
The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded. Compensation expense for non-vested shares amounted to $55,000 and $85,000, net of forfeiture, for the three months ended March 31, 2010 and 2009, respectively. During the quarter ended March 31, 2010, the restricted shares previously issued to non-employee directors were no longer subject to a vesting period, and the previously deferred compensation expense on these shares, totaling an additional compensation expense of $150,000, was fully recognized during the first quarter of 2010.
The Company granted awards of non-vested performance-based stock rights to executive officers of 9,784 share rights and 15,050 share rights of to executive officers on March 5, 2010 and February 18, 2009, respectively.
The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes. The performance-based stock rights shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded. They are also subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period. Compensation expense for performance-based stock rights amounted to $28,000 and $12,000 during the quarters ended March 31, 2010 and 2009, respectively.
A summary of the status of the options granted under the above described plans is presented below:

	Three Months Ended
	March 31, 2010
		Weighted
		Average	Average
	Number of	Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at January 1, 2010	62,480	$9.96
Granted	—
Exercised	(4,000)	8.10
Forfeited	—

Outstanding at March 31, 2010	58,480	$10.09

Exercisable at end of quarter	58,480		$279,168

Weighted-average fair value per option of options granted during the year	—

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the March 31, 2010 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on the changes in the market value of the Company’s stock.
The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $23,900 and $22,478, respectively.
A summary of the status of the Company’s non-vested restricted shares granted under the above described plans is presented below:

	Three Months Ended
	March 31, 2010
		Weighted
	Number of	Average
	Shares	Price
Nonvested at January 1, 2010	47,282
Granted	15,337	$13.78
Vested	(28,847)

Nonvested at March 31, 2010	33,772

As of March 31, 2010, there was $265,115 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over an approximate period of 35 months.
Note 8. Employee Benefit Plan
The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Service cost	$—	$62,707
Interest cost	79,523	73,827
Expected return on plan assets	(64,176)	(65,029)
Amortization of transition (asset)	—	—
Amortization of prior service cost	—	—
Recognized net actuarial (gain) loss	—	—

Net periodic benefit cost	$15,347	$71,505

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that there were no contributions made to its pension plan in 2009. As of March 31, 2010, the pension plan required no additional contributions.
On December 20, 2007, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010, the Company replaced the defined benefit pension plan with an enhanced 401(k) plan. On January 18, 2009, the assets within the defined benefit pension plan were redeployed from ownership in various equity and debt mutual fund investments, and into a short-term money market fund in order to preserve asset value until the terminated plan is distributed.
Defined benefit pension plan expenses are projected to be approximately $61,000 in 2010 and nothing due to curtailment going forward. Expenses for the 401(k) plan are projected to increase to approximately $625,000 in 2010. Growth in 401(k) expense after 2010 is projected to increase approximately at the same rate of increase as salaries.
Note 9. Fair Value Measurement
The Company adopted Accounting Standards Codification (“ASC’) 820 “Fair Value Measurement and Disclosures” (previously Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

Fair Value Measurements at Using
Quoted Prices
(In Thousands)		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets at March 31, 2010 Available-for-sale securities	$36,974	$35,146	$—	$1,828

Assets at December 31, 2009 Available-for-sale securities	$36,692	$34,780	$—	$1,912
Change in Level 3 Fair Value
The changes in Level 3 assets measured at estimated fair value on a recurring basis during the quarter ended March 31, 2010 were as follows:

		Total Gains (Losses)
		Realized/Unrealized
	Balance		Included in Other	Transfers in
	January 1,	Included in	Comprehensive	and/or out of	Balance March 31,
	2010	earnings	Income	Level 3	2010
Available for sale securities	$1,912	$(476)	$(84)	$476	$1,828
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the

Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2010. Gains and losses on the sale of loans, if applicable, are recorded within income from mortgage banking on the Consolidated Statements of Income.
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
The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at March 31, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In Thousands)	March 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans, net	$2,006	—	$799	$1,207
Other real estate owned	2,029	—	2,029	—

		Carrying value at December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In Thousands)	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans, net	$2,050	—	$794	$1,256
Other real estate owned	451	—	451	—
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

At March 31, 2010 and 2009, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$23,455	$23,455	$26,199	$26,199
Federal funds sold	9	9	9	9
Securities	40,748	40,748	36,692	36,692
Loans, net	467,430	475,807	462,784	477,100
Accrued interest receivable	1,650	1,650	1,495	1,495

Financial liabilities:
Deposits	$467,796	$457,656	$465,987	$467,600
FHLB advances	50,000	50,786	50,000	50,477
Federal funds purchased	—	—	—	—
Company obligated mandatorily redeemable capital securities	4,124	2,919	4,124	2,673
Accrued interest payable	623	623	613	613
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
Note 10. Subsequent Event
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
The Company evaluated subsequent events through the date of filing this document. Based on the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment to, or disclosure in, the financial statements.

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
For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,620,544 shares of common stock, par value $3.13 per share, held by approximately 420 holders of record on March 31, 2010. The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.
The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.
The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The basic services offered by the Bank include: non-interest-bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier’s checks, domestic collections, savings bonds, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Cirrus, Accel-Exchange and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks. The Bank also is a member of the Certificate of Deposit Account Registry Service (“CDARS”). CDARs can provide a customer multi-million dollar FDIC insurance on CD investments through the transfer and/or exchange with other FDIC insured institutions. CDARS is a registered service mark of Promontory Interfinancial Network, LLC.

The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services.
The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company; Infinex Investments, Inc., a full service broker/dealer; and Bankers Title Shenandoah, LLC, a title insurance company. Bankers Insurance consists of a consortium of Virginia community bank owners; Infinex is owned by banks and banking associations in various states; and Bankers Title Shenandoah is owned by a consortium of Virginia community banks.
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
As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Please see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of March 31, 2010, the Company had total consolidated assets of $570.6 million, total loans net of allowance for loan losses of $467.4 million, total consolidated deposits of $467.8 million, and total consolidated shareholders’ equity of $43.3 million.
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
ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on three basic principles of accounting: (i) Accounting Standards Codification (“ASC”) 450 “Contingencies” (previously Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”) which requires that losses be accrued when they are probable of occurring and estimable, (ii) ASC 310 “Receivables” (previously SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”) which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.

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
Specifically, the Company uses both external and internal qualitative factors when determining the non-loan-specific allowances. The external factors utilized include: unemployment in the Company’s defined market area of Fauquier County, Prince William County, and the City of Manassas (“market area”), as well as state and national unemployment trends; new residential construction permits for the market area; bankruptcy statistics for the Virginia Eastern District and trends for the United States; and foreclosure statistics for the market area and the state. Quarterly, these external qualitative factors as well as relevant anecdotal information are evaluated from data compiled from local periodicals such as The Washington Post, The Fauquier Times Democrat, and The Bull Run Observer, which cover the Company’s market area. Additionally, data is gathered from the Federal Reserve Beige Book for the Richmond Federal Reserve District, Global Insight’s monthly economic review, the George Mason School of Public Policy Center for Regional Analysis, and daily economic updates from various other sources. Internal Bank data utilized includes: loans past due aging statistics, nonperforming loan trends, trends in collateral values, loan concentrations, loan review status downgrade trends, and lender turnover and experience trends. Both external and internal data is analyzed on a rolling six quarter basis to determine risk profiles for each qualitative factor. Ratings are assigned through a defined matrix to calculate the allowance consistent with authoritative accounting literature. A narrative summary of the reserve allowance is produced quarterly and reported directly to the Company’s Board of Directors. The Company’s application of these qualitative factors to the allowance for loan losses has been consistent over the reporting period.
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
Net income of $804,000 for the first quarter of 2010 was a 12.9% decrease from the net income for the first quarter of 2009 of $923,000. Loans, net of reserve, totaling $467.4 million at March 31, 2010, increased 1.0% when compared with December 31, 2009, and increased 5.4% when compared with March 31, 2009. Deposits, totaling $467.8 million at March 31, 2010, increased 0.4% compared with year-end 2009, and increased 12.4% when compared with March 31, 2009. Assets under WMS management, totaling $309.3 million in market value at March 31, 2010, increased 30.4% from $237.2 million in market value at March 31, 2009, primarily due to the increase in valuations of common stock under management. For example, from March 31, 2009 to March 31, 2010, stocks measured in the Standard & Poors’ 500 index increased by approximately 47%.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2010 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.
The Bank’s non-performing assets totaled $7.3 million or 1.29% of total assets at March 31, 2010, as compared with $7.1 million or 1.24% of total assets at December 31, 2009, and $3.6 million or 0.69% of total assets at March 31, 2009. Nonaccrual loans totaled $3.4 million or 0.72% of total loans at March 31, 2010 compared with $3.4 million or 0.73% of total loans at December 31, 2009, and $1.6 million or 0.35% of total loans at March 31, 2009. The provision for loan losses was $375,000 for the first quarter of 2010 compared with $200,000 for the first quarter of 2009. Loan charge-offs, net of recoveries, totaled $387,000 or 0.08% of total average loans for the first three months of 2010, compared with $107,000 or 0.02% of total average loans for the first three months of 2009. The $175,000 increase in the provision for loan losses from first quarter 2009 to first quarter 2010 was largely in response to the increase in net loan charge-offs. Total allowance for loan losses was $5.5 million or 1.16% of total loans at March 31, 2010 compared with $5.5 million or 1.17% of loans at December 31, 2009 and $4.9 million or 1.08% of loans at March 31, 2009.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
NET INCOME
Net income of $804,000 for the first quarter of 2010 was a 12.9% decrease from the net income for the first quarter of 2009 of $923,000. Earnings per share on a fully diluted basis were $0.22 for the first three months of 2010 compared to $0.26 for the first three months of 2009. Profitability as measured by return on average assets decreased from 0.72% in the first quarter of 2009 to 0.58% for the same period in 2010. Profitability as measured by return on average equity decreased from 8.89% to 7.48% over the same respective quarters in 2009 and 2010. The decline in net income and the corresponding profitability measures was primarily due to the $476,000 loss on the impairment of the Bank’s investment in pooled trust preferred corporate bonds, as well as an increase in non-interest other expenses of $434,000, primarily due to expenses relating to the operations of two new branches that were not in operation in March 2009. This was partially offset by a $564,000 increase in net interest income in the first quarter of 2010 compared with the first quarter of 2009.
NET INTEREST INCOME AND EXPENSE
Net interest income increased $564,000 or 11.4% to $5.50 million for the quarter ended March 31, 2010 from $4.94 million for the quarter ended March 31, 2009. The increase in net interest income was due to the impact of total average earning assets increasing 7.1% from $485.6 million during the first quarter of 2009 to $525.7 million during the first quarter of 2010. This was partially offset by the Company’s net interest margin increasing from 4.12% in the first quarter of 2009 to 4.27% in the first quarter of 2010.
Total interest income increased $261,000 or 3.8% to $7.07 million for the first quarter of 2010 from $6.81 million for the first quarter of 2009. This increase was primarily due to the increase in total average earning assets of $40.2 million from first quarter 2009 to first quarter 2010. This was partially offset by the 21 basis point decrease in the yield on average assets over the same time period.
The average yield on loans was 5.81% for the first quarter of 2010 as well as the first quarter of 2009. Average loan balances increased $24.0 million or 5.4% from $443.2 million during the first quarter of 2009 to $467.2 million during the first quarter of 2010. The increase in loans outstanding and constant yield resulted in a $310,000 or 4.9% increase in interest and fee income from loans for the first quarter of 2010 compared with the same period in 2009.
Average investment security balances increased $3.8 million from $37.6 million in the first quarter of 2009 to $41.4 million in the first quarter of 2010. The tax-equivalent average yield on investments decreased from 4.82% for the first quarter of 2009 to 3.86% for the first quarter of 2010. Together, there was a decrease in interest and dividend income on security investments of $53,000 or 12.6%, from $422,000 for the first quarter of 2009 to $369,000 for the first quarter of 2010. This decrease was partially due to the suspension of interest payments on the Bank’s investment in pooled trust-preferred corporate bonds during the first quarter of 2010. Interest income on deposits in other banks increased $4,000 from first quarter 2009 to first quarter 2010.
Total interest expense decreased $303,000 or 19.3% from $1.87 million for the first quarter of 2009 to $1.57 million for the first quarter of 2010 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $283,000 or 18.2% from $1.56 million for the first quarter of 2009 to $1.28 million for the first quarter of 2010. Average money market account balances decreased $12.5 million from first quarter 2009 to first quarter 2010, while their average rate decreased from 0.97% to 0.75% over the same period, resulting in a decrease of $63,000 of interest expense for the first quarter of 2010. Average time deposit balances increased $40.1 million from the first quarter of 2009 to the first quarter of 2010 while the average rate on time deposits decreased from 3.26% to 1.98%, resulting in a decrease of $307,000 in interest expense for the first quarter of 2010. Average NOW deposit balances increased $15.4 million from the first quarter of 2009 to the first quarter of 2010, while the average rate on NOW accounts increased from 0.43% to 0.59%, resulting in an increase of $52,000 in NOW interest expense for the first quarter of 2010.
Interest expense on FHLB of Atlanta advances increased $7,000 from the first quarter of 2009 to the first quarter of 2010 due to the increase in the average rate paid on FHLB advances from 1.79% to 2.19%. Over the last nine months, the Bank has strategically been extending the weighted average maturity of its FHLB advances in order to reduce its exposure to rising interest rates. This has led to the 0.40% increase in rates paid on the FHLB advances for the first quarter of 2010 compared with the same quarter one year earlier. The average rate on total interest-bearing liabilities decreased from 1.86% for the first quarter of 2009 to 1.40% for the first quarter of 2010.

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
AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Three Months Ended March 31,2010			Three Months Ended March 31, 2009
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$449,292	$6,529	5.82%	$433,102	$6,285	5.81%
Tax-exempt (1)	14,127	245	6.95%	8,534	145	6.80%
Nonaccrual (2)	3,732	—	—	1,531	—	—

Total Loans	467,151	6,774	5.81%	443,167	6,430	5.81%

Securities
Taxable	35,616	309	3.48%	31,946	361	4.52%
Tax-exempt (1)	5,766	91	6.25%	5,672	93	6.57%

Total securities	41,382	400	3.86%	37,618	454	4.82%

Deposits in banks	17,181	8	0.19%	4,595	4	0.32%
Federal funds sold	9	—	0.15%	170	0.1	0.26%

Total earning assets	525,723	7,182	5.47%	485,550	6,888	5.68%

Less: Reserve for loan losses	(5,492)			(4,883)
Cash and due from banks	5,729			7,529
Bank premises and equipment, net	14,481			8,857
Other assets	24,978			22,265

Total Assets	$565,419			$519,318

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$63,722			$64,226

Interest-bearing deposits
NOW accounts	90,863	133	0.59%	75,465	81	0.43%
Money market accounts	59,331	110	0.75%	71,878	173	0.97%
Savings accounts	48,651	59	0.49%	32,234	25	0.31%
Time deposits	199,572	973	1.98%	159,486	1,280	3.26%

Total interest-bearing deposits	398,417	1,275	1.30%	339,063	1,559	1.86%

Federal funds purchased	—	—	—	4,914	10	0.86%
Federal Home Loan Bank advances	50,000	274	2.19%	59,556	267	1.79%
Capital securities of subsidiary trust	4,124	19	1.87%	4,124	36	3.84%

Total interest-bearing liabilities	452,541	1,568	1.40%	407,656	1,872	1.86%

Other liabilities	5,583			5,346
Shareholders’ equity	43,573			42,090

Total Liabilities & Shareholders’ Equity	$565,419			$519,318

Net interest spread		$5,614	4.07%		$5,017	3.82%

Interest expense as a percent of average earning assets			1.20%			1.56%
Net interest margin			4.27%			4.12%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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
RATE / VOLUME VARIANCE
(In Thousands)
Three Months Ended March 31, 2010 Compared to
Three Months Ended March 31, 2009

		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME			—
Loans; taxable	$244	$235	9
Loans; tax-exempt (1)	100	95	5
Securities; taxable	(52)	41	(93)
Securities; tax-exempt (1)	(2)	2	(4)
Deposits in banks	4	11	(7)
Federal funds sold	—	—	—

Total Interest Income	294	384	(90)

INTEREST EXPENSE
NOW accounts	52	17	35
Money market accounts	(63)	(30)	(33)
Savings accounts	34	13	21
Time deposits	(307)	322	(629)
Federal funds purchased and securities sold under agreements to repurchase	(10)	(10)	—
Federal Home Loan Bank advances	7	(43)	50
Capital securities of subsidiary trust	(17)	—	(17)

Total Interest Expense	(304)	269	(573)

Net Interest Income	$598	$115	$483

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $375,000 for the first quarter of 2010, compared with $200,000 for the first quarter of 2009. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
The $175,000 increase in the provision for loan losses during the first quarter of 2010, compared to the same quarter one year earlier, was largely in response to the increase in total loans and non-accrual loans at March 31, 2010 compared with one year earlier.
OTHER INCOME
Total other income decreased by $172,000 from $1.12 million for the first quarter of 2009 to $952,000 in the first quarter of 2010. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. The decline in other income was primarily due to the $476,000 loss on the impairment of the Bank’s investment in pooled trust preferred corporate bonds, partially offset by a $89,000 gain on the sale of investments, a $57,000 increase in Wealth Management income, and a $120,000 decrease on the loss realized on the sale of other real estate owned properties.
Wealth Management income increased $57,000 or 23.0% from the first quarter of 2009 to the first quarter of 2010, as assets under management increased from year to year, primarily due to the increase in overall stock market valuations as well as the growth in new customer relationships.
Service charges on deposit accounts increased $15,000 or 2.4% to $621,000 for the first three months of 2010 compared to one year earlier. Due to changes in regulations regarding customer usage of overdraft protection services, service charges on deposit accounts are projected to decline during the second half of 2010. Whether this is a temporary change to customer preferences for overdraft protection, or a more permanent structural change is difficult to determine at this point in time.
Other service charges, commissions and fees increased $23,000 or 5.7% from $403,000 in first quarter 2009 to $426,000 in first quarter 2010. Also included in other service charges, commissions, and income is Bank Owned Life Insurance (“BOLI”) income, which was $101,000 during the first quarter of 2010 compared with $100,000 one year earlier. Total BOLI was $10.9 million at March 31, 2010, compared with $10.8 million one year earlier.
OTHER EXPENSE
Total other expense increased $434,000 or 9.4% during the first quarter of 2010 compared with the first quarter of 2009. Salaries and employees’ benefits increased $93,000 or 3.9%, entirely due to a $111,000 increase in the 401(k) plan contribution. This increase is the result of the termination of the Bank’s defined-benefit pension plan and enhancement of its defined-contribution 401(k) plan. Active full-time equivalent personnel totaled 161 at March 31, 2010 compared with 147 at March 31, 2009. The increase was primarily due to the staffing of the Bristow and Haymarket offices since the first quarter of 2009.
On December 20, 2007, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 the Board approved to replace the defined benefit pension plan with an enhanced 401(k) plan. Defined benefit pension plan expenses are projected to be approximately $61,000 in 2010, and nothing due to curtailment going forward. Expenses for the 401(k) plan are projected to increase to approximately $625,000 in 2010. Growth in 401(k) expenses after 2010 is projected to increase approximately at the same rate of increase as salaries.
The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. For the remainder of 2010, the Company plans to add one new full-time position, and will fill four currently vacant positions.
Net occupancy expense increased $193,000 or 62.8%, and furniture and equipment expense increased $37,000 or 13.3%, from first quarter 2009 to first quarter 2010. The increase in occupancy expense and furniture and equipment expense primarily reflect increases in rent, building depreciation, and furniture and equipment depreciation associated with the opening of the Bristow and Haymarket branch offices, and the new location of the Warrenton-View Tree office, none of which were in operation during the first quarter of 2009.
Marketing expense increased $35,000 or 29.3% from $121,000 for the first quarter of 2009 to $156,000 for the first quarter of 2010. This increase primarily reflects the marketing expense of the grand openings of the Haymarket office and relocation of the Warrenton-View Tree office. Marketing expenses for all of 2010 are projected to be approximately the same as 2009.
Legal, accounting and consulting expense decreased $69,000 or 20.5% in the first quarter of 2010 compared with the first quarter of 2009. The decrease of legal fees was associated with the 2009 annual meeting and contested election of directors, which was atypical, and did not reoccur in 2010.

FDIC deposit insurance expense increased 25.9% from $145,000 for the first three months of 2009 to $183,000 for the first three months of 2010. Projections of future FDIC expense are difficult when taking into consideration the possibility of additional special assessments required by the FDIC.
Data processing expense increased $10,000 or 2.8% for the first quarter of 2010 compared with the same time period in 2009. The Bank outsources much of its data processing to a third-party vendor.
Other operating expenses increased $97,000 or 13.9% in the first quarter of 2010 compared with the first quarter of 2009. The increase was primarily due to the acceleration in the vesting of directors’ restricted stock. For additional information regarding the acceleration in the vesting of directors’ restricted stock, see “Stock-Based Compensation” in Note 7 of the Notes to Consolidated Financial Statements contained herein.
INCOME TAXES
Income tax expense was $244,000 for the quarter ended March 31, 2010 compared with $342,000 for the quarter ended March 31, 2009. The effective tax rates were 23.3% and 27.0% for the first quarter of 2010 and 2009, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND DECEMBER 31, 2009
Total assets were $570.6 million at March 31, 2010 compared with $568.5 million at December 31, 2009, an increase of 0.4% or $2.1 million. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, total loans, other real estate owned, and deposits. Each of these categories is discussed below.
INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $16.5 million at March 31, 2010, reflecting a decrease of $4.1 million from December 31, 2009. The decrease in interest-bearing deposits in other banks was primarily due to the deployment of funds from interest-bearing deposits in other banks into loans.
LOANS. Total net loan balance after allowance for loan losses was $467.4 million at March 31, 2010, which represents an increase of $4.6 million or 1.0% from $462.8 million at December 31, 2009.
OTHER REAL ESTATE OWNED. Other real estate owned declined by $451,000 from December 31, 2009 to $2.0 million at March 31, 2010 due to the sale of one property at a loss of $16,000. The loss was reflected in the consolidated statement of income for the quarter ended March 31, 2010.
DEPOSITS. For the three months ended March 31, 2010, total deposits increased by $1.8 million or 0.4% when compared with total deposits at December 31, 2009. Non-interest-bearing deposits decreased by $3.6 million and interest-bearing deposits increased by $5.4 million. Included in interest-bearing deposits at March 31, 2010 and December 31, 2009 were $43.6 million and $57.3 million, respectively of brokered deposits as defined by the Federal Reserve. Of the $43.6 million in brokered deposits, $22.6 million represent deposits of Bank customers, exchanged through the CDAR’s network. With the CDAR’s program, funds are placed into certificates of deposit issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community. The decline in the Bank’s non-interest-bearing deposits and the increase in interest-bearing deposits during the first three months of 2010 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits in 2010 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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
Non-performing assets totaled $7.3 million or 1.29% of total assets at March 31, 2010, compared with $7.1 million or 1.24% of total assets at December 31, 2009, and $3.6 million, or 0.69% of total assets at March 31, 2009. Included in non-performing assets at March 31, 2010 were $1.8 million of non-performing pooled trust preferred bonds at market value, $2.0 million of other real estate owned and $3.4 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.72% at March 31, 2010, as compared with 0.73% and 0.35% at December 31, 2009 and March 31, 2009, respectfully.
There were three loans, totaling $197,000, past due 90 days or more and still accruing interest at March 31, 2010 compared with $354,000 and $4,000 on December 31, 2009 and March 31, 2009, respectively. There are no loans or securities, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.
The following table sets forth certain information with respect to the Bank’s past due loans:

	Age Analysis of Past Due Financing Receivables
	(In thousands)
	At March 31, 2010
						Past due as
	30-59 Days Past	60-89 Days Past	Greater than 90			Percentage of
	Due	Due	Days	Total Past Due	Total Loans	Loans
Secured by real estate:
Construction	$—	$—	$—	$—	$30,027	0.00%
Farmland	—	—	—	—	1,093	0.00%
1-4 Family Residential	2,890	505	238	3,633	193,634	1.88%
Commercial Real Estate	500	—	2,177	2,677	192,731	1.39%
Commercial and Industrial	837	47	593	1,477	27,989	5.28%
Consumer	172	18	99	289	13,353	2.16%
Other	—	—	—	—	14,123	0.00%

Total	$4,399	$570	$3,107	$8,076	$472,950	1.71%

	At December 31, 2009
						Past due as
	30-59 Days Past	60-89 Days Past	Greater than 90			Percentage of
	Due	Due	Days	Total Past Due	Total Loans	Loans
Secured by real estate:
Construction	$—	$—	$—	$—	$33,003	0.00%
Farmland	—	—	—	—	948	0.00%
1-4 Family Residential	1,978	469	432	2,879	193,709	1.49%
Commercial Real Estate	354	123	1,720	2,197	186,463	1.18%
Commercial and Industrial	781	168	764	1,713	29,286	5.85%
Consumer	137	30	41	208	10,390	2.00%
Other	—	—	—	—	14,559	0.00%

Total	$3,250	$790	$2,957	$6,997	$468,358	1.49%

	At March 31, 2009
						Past due as
	30-59 Days Past	60-89 Days Past	Greater than 90			Percentage of
	Due	Due	Days	Total Past Due	Total Loans	Loans
Secured by real estate:
Construction	$—	$—	$—	$—	$41,313	0.00%
Farmland	—	—	—	—	1,281	0.00%
1-4 Family Residential	753	576	460	1,789	180,921	0.99%
Commercial Real Estate	—	1,470	—	1,470	165,942	0.89%
Commercial and Industrial	1,886	507	228	2,621	35,128	7.46%
Consumer	181	25	127	333	14,255	2.34%
Other	—	—	—	—	10,016	0.00%

Total	$2,820	$2,578	$815	$6,213	$448,856	1.38%

At March 31, 2010, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at March 31, 2010 was approximately 5.0% of loans to the hospitality industry (hotels, motels, inns, etc.). For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 entitled “The Company has a high concentration of loans secured by both residential and commercial real estate and a downturn in either or both markets, for any reason, may continue to increase the Company’s credit losses, which would negatively affect our financial results.”
Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of March 31, 2010, construction and land loans were $31.1 million or 53.5% of the concentration limit. Commercial real estate loans, including construction and land loans, were $124.8 million or 214.3% of the concentration level.
Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see “Allowance for Loan Losses” in Note 4 of the Notes to Consolidated Financial Statements contained herein.
CONTRACTUAL OBLIGATIONS
As of March 31, 2010, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2010, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of March 31, 2010, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.
At March 31, 2010 and December 31, 2009, the Company exceeded its regulatory capital ratios, as set forth in the following table:

RISK BASED CAPITAL RATIOS
(Dollars in Thousands)

	March 31,	December 31,
	2010	2009
Tier 1 Capital:
Shareholders’ Equity	$43,342	$42,639
Plus: Unrealized loss on securities available for sale/defined benefit retirement obligations, net	1,625	1,923
Less: Unrealized loss on equity securities, net	(3)	(4)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	48,964	48,558

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,470	5,485

Total Capital:	54,434	54,043

Risk Weighted Assets:	$448,976	$442,658

Regulatory Capital Ratios:
Leverage Ratio	8.66%	8.68%
Tier 1 to Risk Weighted Assets	10.91%	10.97%
Total Capital to Risk Weighted Assets	12.12%	12.21%
CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $43.3 million at March 31, 2010 compared with $42.6 million at December 31, 2009 and $40.8 million at March 31, 2009. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, but did not repurchase any shares during the first three months of 2010 and 2009, respectively.
Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $1.6 million at March 31, 2010 compared with $1.9 million at December 31, 2009. The decline in the magnitude of the accumulated other comprehensive loss was primarily attributable to the realization of an other-than temporary impairment loss of $476,000 on pooled trust preferred investment securities held available for sale.
As discussed in “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust” in Note 5 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of March 31, 2010, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”
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
Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $23.5 million at March 31, 2010 compared with $26.2 million at December 31, 2009. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $14.3 million was unpledged and readily salable at March 31, 2010. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $122.2 million at March 31, 2010 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $69.6 million. At March 31, 2010, $50.0 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.
Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operation of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2010 and December 31, 2009. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.
LIQUIDITY SOURCES AND USES
(Dollars in Thousands)

	March 31, 2010			December 31, 2009
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$69,562	$—	$69,562	$72,563	$—	$72,563
Federal Home Loan Bank advances	122,222	50,000	72,222	108,310	50,000	58,310
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			7,799			13,617
Securities, available for sale and unpledged at fair value			14,271			10,730

Total short-term funding sources			$163,854			$155,220

Uses:
Unfunded loan commitments and lending lines of credit			$76,584			$71,523
Letters of credit			6,558			8,585

Total potential short-term funding uses			$83,142			$80,108

Ratio of short-term funding sources to potential short-term funding uses			197.1%			193.8%
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
There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
As of March 31, 2010, management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that it maintained effective internal control over the financial reporting as of March 31, 2010, based on those criteria, and the Company’s Chief Executive Officer and Chief Financial Officer

can provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2009, has issued an audit report on the Company’s effectiveness of internal control over financial reporting as of December 31, 2009. The auditor’s report is incorporated for reference in the Company’s Annual Report on 10-K for the year ended December 31, 2009 in Item 8 under the heading “Report of Independent Public Accounting Firm.”
No changes were made in Management’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.
PART II, OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject to that, in the opinion of management, may materially impact the financial condition of either the Company or the Bank.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors faced by the Company from those disclosed in Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None. On January 21, 2010, the Board authorized the Company to repurchase up to 107,840 shares (3% of common stock outstanding on January 1, 2010) beginning January 1, 2010. No shares were repurchased during the first quarter ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed November 15, 2007.

Exhibit	Exhibit
Number	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC. (Registrant)
/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer Dated: May 10, 2010

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer Dated: May 10, 2010