Form 10-Q
period 2010-06-30
FAUQUIER BANKSHARES, INC.
filed 2010-08-09
CIK 1083643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
The registrant had 3,636,758 shares of common stock outstanding as of August 5, 2010.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,427,162	$5,652,617
Interest-bearing deposits in other banks	33,308,994	20,546,596
Federal funds sold	7,763	9,154
Securities available for sale	41,571,312	36,692,094
Restricted investments	3,774,700	3,774,700
Loans, net of allowance for loan losses of $5,397,291 in 2010 and $5,481,963 in 2009	462,730,068	462,783,962
Bank premises and equipment, net	14,521,091	14,025,745
Accrued interest receivable	1,493,861	1,495,085
Other real estate owned, net of valuation allowance	2,412,085	2,479,860
Other assets	21,109,497	21,022,655

Total assets	$586,356,533	$568,482,468

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	67,182,415	68,469,699
Interest-bearing:
NOW accounts	108,356,203	83,395,687
Savings and money market accounts	118,721,836	106,458,563
Time certificates of deposit	198,565,203	207,662,808

Total interest-bearing	425,643,242	397,517,058

Total deposits	492,825,657	465,986,757

Federal funds purchased	—	—
Federal Home Loan Bank advances	40,000,000	50,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	5,532,892	5,732,869
Commitments and contingencies	—	—

Total liabilities	542,482,549	525,843,626

Shareholders’ Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2010: 3,635,758 shares (includes nonvested shares of 33,772); 2009: 3,594,685 shares (includes nonvested shares of 47,282)	11,274,216	11,103,371
Retained earnings	34,140,810	33,458,933
Accumulated other comprehensive income (loss), net	(1,541,042)	(1,923,462)

Total shareholders’ equity	43,873,984	42,638,842

Total liabilities and shareholders’ equity	$586,356,533	$568,482,468

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009

	2010	2009
Interest Income
Interest and fees on loans	$6,722,975	$6,465,313
Interest and dividends on securities available for sale:
Taxable interest income	302,606	315,979
Interest income exempt from federal income taxes	56,542	57,925
Dividends	6,651	15,765
Interest on federal funds sold	8	49
Interest on deposits in other banks	15,990	3,309

Total interest income	7,104,772	6,858,340

Interest Expense
Interest on deposits	1,337,008	1,441,683
Interest on federal funds purchased	36	12,400
Interest on Federal Home Loan Bank advances	192,161	229,694
Distribution on capital securities of subsidiary trusts	20,503	29,385

Total interest expense	1,549,708	1,713,162

Net interest income	5,555,064	5,145,178

Provision for loan losses	375,000	360,000

Net interest income after provision for loan losses	5,180,064	4,785,178

Other Income
Wealth management income	355,838	247,808
Service charges on deposit accounts	645,489	719,444
Other service charges, commissions and income	515,939	432,890
(Loss) on sale or impairment of other real estate owned	(45,000)	—
(Loss) on sale of investments	(1,689)	—
Net other than temporary impairment losses on securities	—	(166,388)

Total other income	1,470,577	1,233,754

Other Expenses
Salaries and benefits	2,802,936	2,328,120
Net occupancy expense of premises	443,404	318,242
Furniture and equipment	291,122	268,831
Marketing expense	164,444	187,299
Legal, audit and consulting expense	294,721	476,961
Federal Deposit Insurance Corporation expense	170,462	385,050
Data processing expense	378,891	333,511
Other operating expenses	738,588	725,224

Total other expenses	5,284,568	5,023,238

Income before income taxes	1,366,073	995,694

Income tax expense	355,501	272,013

Net Income	$1,010,572	$723,681

Earnings per Share, basic	$0.28	$0.20

Earnings per Share, assuming dilution	$0.28	$0.20

Dividends per Share	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2010 and 2009

	2010	2009
Interest Income
Interest and fees on loans	$13,414,252	$12,846,384
Interest and dividends on securities available for sale:
Taxable interest income	605,261	672,142
Interest income exempt from federal income taxes	115,977	119,386
Dividends	13,467	20,228
Interest on federal funds sold	11	156
Interest on deposits in other banks	24,078	6,978

Total interest income	14,173,046	13,665,274

Interest Expense
Interest on deposits	2,612,032	2,999,773
Interest on federal funds purchased	36	22,846
Interest on Federal Home Loan Bank advances	465,781	496,361
Distribution on capital securities of subsidiary trusts	39,828	65,220

Total interest expense	3,117,677	3,584,200

Net interest income	11,055,369	10,081,074

Provision for loan losses	750,000	560,000

Net interest income after provision for loan losses	10,305,369	9,521,074

Other Income
Wealth management income	662,407	497,044
Service charges on deposit accounts	1,266,941	1,326,120
Other service charges, commissions and income	942,271	836,270
(Loss) on sale or impairment of other real estate owned	(61,139)	(135,759)
Gain on sale of investments	87,418	—
Net other than temporary impairment losses on securities recognized in earnings (includes total other than temporary impairment losses of $276,278, net of $199,395 gain recognized in other comprehensive income for the six months ended June 30, 2010 before tax benefit)	(475,673)	(166,388)

Total other income	2,422,225	2,357,287

Other Expenses
Salaries and benefits	5,250,624	4,685,610
Net occupancy expense of premises	943,306	625,309
Furniture and equipment	608,818	549,281
Marketing expense	320,862	308,358
Legal, audit and consulting expense	561,952	812,904
Federal Deposit Insurance Corporation expense	353,079	530,100
Data processing expense	736,996	691,389
Other operating expenses	1,537,918	1,415,252

Total other expenses	10,313,555	9,618,203

Income before income taxes	2,414,039	2,260,158

Income tax expense	599,574	613,568

Net Income	$1,814,465	$1,646,590

Earnings per Share, basic	$0.50	$0.46

Earnings per Share, assuming dilution	$0.50	$0.46

Dividends per Share	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2010 and 2009

			Accumulated
			Other
	Common	Retained	Comprehensive	Comprehensive
	Stock	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2008	$11,036,687	$32,668,530	$(2,217,280)		$41,487,937
Comprehensive income:
Net income		1,646,590		1,646,590	1,646,590
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit of $334,949				(650,195)
Add: reclassification adjustments for other than temporary impairment, net of tax of $56,572				109,816

Other comprehensive income net of tax of $278,377			(540,379)	(540,379)	(540,379)

Total comprehensive income				1,106,211

Cash dividends ($.40 per share)		(1,438,615)			(1,438,615)
Amortization of unearned compensation, restricted stock awards		152,063			152,063
Issuance of common stock — nonvested shares (10,585 shares)	33,131	(33,131)			—
Exercise of stock options	27,293	54,487			81,780

Balance, June 30, 2009	$11,097,111	$33,049,924	$(2,757,659)		$41,389,376

Balance, December 31, 2009	$11,103,371	$33,458,933	$(1,923,462)		$42,638,842
Comprehensive income:
Net income		1,814,465		$1,814,465	1,814,465
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of tax of $64,998			126,172	126,172	126,172
Less: gain on sale of securities available for sale, net net of tax benefit of $29,722			(57,696)	(57,696)	(57,696)
Add: reclassification adjustments for other than temporary impairment, net of tax of $161,729			313,944	313,944	313,944

Other comprehensive income net of tax of $197,005				382,420

Total comprehensive income				2,196,885

Cash dividends ($.40 per share)		(1,451,260)			(1,451,260)
Amortization of unearned compensation, restricted stock awards		243,554			243,554
Issuance of common stock – nonvested shares (28,847 shares)	90,291	(90,291)			—
Issuance of common stock — vested shares (6,522 shares)	20,414	69,459			89,873
Exercise of stock options	60,140	95,950			156,090

Balance, June 30, 2010	$11,274,216	$34,140,810	$(1,541,042)		$43,873,984

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows from Operating Activities
Net income	$1,814,465	$1,646,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	622,495	404,070
Provision for loan losses	750,000	560,000
Loss on impairment of other real estate	45,000	—
Loss on sale of other real estate	16,139	135,759
(Gain) on sale of securities	(87,418)	—
Loss on impairment of securities	475,673	166,388
Amortization (accretion) of security premiums, net	26,018	(20,186)
Amortization of unearned compensation, net of forfeiture	243,554	152,063
Changes in assets and liabilities:
(Increase) in other assets	(282,624)	(275,387)
(Decrease) increase in other liabilities	(199,976)	585,683

Net cash provided by operating activities	3,423,326	3,354,980

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	1,541,751	—
Proceeds from maturities, calls and principal payments of securities available for sale	5,255,068	4,804,868
Purchase of securities available for sale	(11,510,884)	(3,596,504)
Purchase of premises and equipment	(1,117,841)	(2,789,227)
Purchase proceeds from sale of other bank stock	—	(719,900)
Net (increase) in loans	(1,124,106)	(18,013,946)
Proceeds from sale of other real estate owned	434,636	869,626

Net cash used in investing activities	(6,521,376)	(19,445,083)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	35,936,505	(4,250,078)
Net (decrease) increase in certificates of deposit	(9,097,606)	16,557,098
Federal Home Loan Bank advances	—	150,000,000
Federal Home Loan Bank principal repayments	(10,000,000)	(150,000,000)
Purchase of federal funds	—	3,525,000
Cash dividends paid on common stock	(1,451,260)	(1,438,615)
Issuance of common stock	245,963	81,780

Net cash provided by financing activities	15,633,602	14,475,185

Increase (decrease) in cash and cash equivalents	12,535,552	(1,614,918)

Cash and Cash Equivalents
Beginning	26,208,367	11,023,162

Ending	$38,743,919	$9,408,244

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$3,144,161	$3,726,758

Income taxes	$1,024,000	$635,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain (loss) on securities available for sale, net of tax effect	$382,420	$(540,379)

Other real estate acquired in settlement of loans	$428,000	$—

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. General
The consolidated statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank’s wholly-owned subsidiary, Fauquier Bank Services, Inc. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2010 and December 31, 2009 and the results of operations for the three and six months ended June 30, 2010 and 2009. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year.
Recent Accounting Pronouncements
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.
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
Note 2. Securities
The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2010

Obligations of U.S. Government corporations and agencies	$32,708,867	$1,214,897	$—	$33,923,764
Obligations of states and political subdivisions	5,468,100	214,747	(3,723)	5,679,124
Corporate Bonds	4,865,613	—	(3,229,435)	1,636,178
Mutual Funds	321,419	4,827	—	326,246
FHLMC Preferred Bank Stock	18,500	—	(12,500)	6,000

	$43,382,499	$1,434,471	$(3,245,658)	$41,571,312

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	December 31, 2009

Obligations of U.S. Government corporations and agencies	$27,837,619	$916,798	$(25,592)	$28,728,825
Obligations of states and political subdivisions	5,569,586	163,021	(8,758)	5,723,849
Corporate Bonds	5,341,286	—	(3,428,830)	1,912,456
Mutual Funds	315,715	—	(3,451)	312,264
FHLMC Preferred Bank Stock	18,500	—	(3,800)	14,700

	$39,082,706	$1,079,819	$(3,470,431)	$36,692,094

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2010
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	4,109,304	4,118,968
Due after five years through ten years	8,993,687	9,457,520
Due after ten years	29,939,589	27,662,578
Equity securities	339,919	332,246

	$43,382,499	$41,571,312

There were no impairment losses on securities in the quarter ended June 30, 2010 and $166,000 of impairment losses in the quarter ended June 30, 2009. For the six months ended June 30, 2010 and 2009, impairment losses on securities were $476,000 and $166,000, respectively.
There were no securities sold in the quarters ended June 30, 2010 and 2009. The loss of $2,000 recognized during the June 2010 quarter reflected a final accounting adjustment of a bond sold on March 31, 2010. During the six months ended June 30, 2010, one security, a 30 year mortgage-backed government agency with a fair value of $1.5 million, was sold on March 31, 2010 at a gain of $87,000. This bond was sold because of its relatively longer term current duration of approximately five years, and its inherent extension risk of an additional two years of duration if market interest rates increase in the future. The tax expense on this gain on sale was $30,000. There were no securities sold in the six months ended June 30, 2009.
The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009, respectively.

June 30, 2010	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	280,374	(3,723)	280,374	(3,723)
Corporate bonds	—	—	1,636,178	(3,229,435)	1,636,178	(3,229,435)

Subtotal, debt securities	—	—	1,916,552	(3,233,158)	1,916,552	(3,233,158)
Mutual funds	—	—	—	—	—	—
FHLMC preferred bank stock	—	—	6,000	(12,500)	6,000	(12,500)

Total temporary impaired securities	$—	$—	$1,922,552	$(3,245,658)	$1,922,552	$(3,245,658)

December 31, 2009	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of U.S. Government corporations and agencies	$3,030,782	$(25,592)	$—	$—	$3,030,782	$(25,592)
Obligations of states and political subdivisions	312,667	(174)	275,475	(8,584)	588,142	(8,758)
Corporate bonds	—	—	1,912,456	(3,428,830)	1,912,456	(3,428,830)

Subtotal, debt securities	3,343,449	(25,766)	2,187,931	(3,437,414)	5,531,380	(3,463,180)
Mutual funds	—	—	312,263	(3,451)	312,263	(3,451)
FHLMC preferred bank stock	14,700	(3,800)	—	—	14,700	(3,800)

Total temporary impaired securities	$3,358,149	$(29,566)	$2,500,194	$(3,440,865)	$5,858,343	$(3,470,431)

The nature of securities which are temporarily impaired for a continuous 12 month period or more at June 30, 2010 can be segregated into three groups:
The first group consists of four corporate bonds with a cost basis totaling $4.9 million and a temporary loss of approximately $3.2 million. The method for valuing these four corporate bonds came from Moody’s Analytics. Moody’s Analytics employs a two step discounted cash-flow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. Each of the four trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions. They have an estimated maturity of approximately 24 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds. The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the other than temporary impairment (“OTTI’) test under authoritative accounting guidance as of June 30, 2010. All four bonds totaling $1.6 million at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 4.
Additional information regarding each of the pooled trust preferred securities as of June 30, 2010 follows:

		Percent of			Estimated
		Underlying	Percent of	Percent of	incremental			Cumulative Other
		Current	Underlying	Underlying	defaults	Current	Cumulative	Compreshensive
Cost, net of		Collateral	Collateral in	Collateral in	required to	Moody’s	Amount of	Loss, net of tax
OTTI loss	Fair Value	Performing	Deferral	Default	break yield (1)	Rating	OTTI Loss	benefit
$359,294	$38,376	55.7%	29.5%	14.8%	broken	Ca	$640,706	$211,806
1,822,050	730,097	76.3%	11.7%	12.0%	broken	Ca	177,950	720,689
1,899,350	690,878	77.1%	18.1%	4.8%	broken	Ca	100,650	797,592
784,919	176,827	73.4%	14.6%	12.0%	broken	Ca	215,081	401,341

$4,865,613	$1,636,178						$1,134,387	$2,131,428

(1)	A break in yield for a given tranche investment means that defaults and/or deferrals have reached such a level that the specific tranche would not receive all of the contractual principal and interest cash flow by its maturity, resulting in not a temporary shortfall, but an actual loss.
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
The second group consists of one municipal bond with a temporary loss of approximately $4,000. This bond is current, and the Company plans to hold it until maturity in 2020.
The third group consists of Federal Home Loan Mortgage Corporation preferred bank stock with a temporary loss of $13,000. It represents a relatively small balance of the portfolio and the Company plans to hold it indefinitely.

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification (“ASC”) 320-10-35-34D):

Available for sale
Beginning balance as of December 31, 2009	$658,714
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	100,650

Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	375,023

Less: Realized losses for securities sold	—

Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—

Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	—

Ending balance as of June 30, 2010	$1,134,387

The carrying value of securities pledged to secure deposits and for other purposes amounted to $28.9 million and $23.7 million at June 30, 2010 and December 31, 2009, respectively.
The amortized cost and fair value of restricted securities follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Restricted investments:				—
Federal Home Loan Bank Stock	$3,625,700	$—	$—	$3,625,700
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000

	$3,774,700	$—	$—	$3,774,700

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Restricted investments:				—
Federal Home Loan Bank Stock	$3,625,700	$—	$—	$3,625,700
Federal Reserve Bank Stock	99,000	—	—	99,000
Community Bankers’ Bank Stock	50,000	—	—	50,000

	$3,774,700	$—	$—	$3,774,700

The Company’s restricted investments include an equity investment in the Federal Home Loan Bank of Atlanta (“FHLB”). FHLB stock is generally viewed as a long term investment and as a restricted investment which is carried at cost because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividends during 2009, the Company does not consider this investment to be other than temporarily impaired at June 30, 2010, and no impairment has been recognized.

Note 3. Loans
A  summary of the balances of loans follows:

	June 30,	December 31,
	2010	2009
	(Thousands)
Real estate loans:
Construction	$35,834	$33,003
Secured by farmland	1,090	948
Secured by 1 - to - 4 family residential	191,258	193,709
Other real estate loans	189,249	186,463
Commercial and industrial loans (not secured by real estate)	28,253	29,286
Consumer installment loans	8,350	10,390
All other loans	14,331	14,559

Total loans	$468,365	$468,358
Unearned income	(238)	(92)
Allowance for loan losses	(5,397)	(5,482)

Net loans	$462,730	$462,784

Of the $189.2 million in other real estate loans at June 30, 2010, $97.9 million or 51.7% were owner occupied. Of the $186.5 million in other real estate loans at December 31, 2009, $100.3 million or 53.8% were owner occupied.
Note 4. Allowance for Loan Losses
Analysis of the allowance for loan losses follows:

	Six Months	Six Months	Twelve Months
	Ended June 30,	Ended June 30,	Ended December 31,
	2010	2009	2009
Balance at beginning of year	$5,481,963	$4,779,662	$4,779,662

Provision for loan losses	750,000	560,000	1,710,000

Recoveries of loans previously charged-off	66,056	45,203	81,106

Loan losses charged-off	(900,728)	(294,028)	(1,088,805)

Balance at end of year	$5,397,291	$5,090,837	$5,481,963

Nonperforming assets consist of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
Non-accrual loans	$2,479	$3,410	$1,139
Restructured loans	—	—	—
Other real estate owned	2,412	2,480	2,029
Other repossessed assets owned	11	54	51
Non-performing corporate bond investments, at fair value	1,636	1,126	—

Total nonperforming assets	$6,538	$7,070	$3,219

Allowance for loan losses to total loans, period end	1.15%	1.17%	1.11%
Non-accrual loans to total loans, period end	0.53%	0.73%	0.25%
Allowance for loan losses to non-accrual loans, period end	217.71%	160.76%	446.96%
Non-performing assets to total assets, period end	1.12%	1.24%	0.61%

	June 30, 2010	December 31, 2009	June 30, 2009
Impaired loans for which an allowance has been provided	$2,579,891	$3,213,516	$2,080,567
Impaired loans for which no allowance has been provided	509,475	175,429	180,361

	$3,089,366	$3,388,945	$2,260,928

Allowance provided for impaired loans, included in the allowance for loan losses	$1,008,100	$1,163,072	$1,080,071

	Six Months	Twelve Months	Six Months
	Ended June 30,	Ended	Ended June 30,
	2010	December 31, 2009	2009
Average balance in impaired loans	$3,171,924	$3,631,937	$2,278,436

Interest income recognized on impaired loans	$36,032	$148,490	$42,231

There were no loans past due 90 days or more and still accruing interest at June 30, 2010, and $354,000 and $780,000 past due 90 days or more and still accruing interest on December 31, 2009, and June 30, 2009, respectively.
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
A loan is considered impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered “insignificant” and would not indicate an impairment situation, if, in management’s judgment, the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under authoritative accounting guidance. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible.
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
Total capital securities at June 30, 2010 and December 31, 2009 were $4,124,000 for both respective dates. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

On July 1, 2010, the Company entered into a 10-year, $4 million cash-flow swap whereby the Company pays 3.21% and receives the three month LIBOR rate. The LIBOR rate resets every three months on the same day that the capital security resets. The net effect of this transaction is that it converts the capital security from having a rate that fluctuates every three months as described above, into a capital security that has a fixed rate of 4.91% through September 2020.
Note 6. Earnings Per Share
The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Dilutive potential common stock had no effect on income available to common shareholders.

	Three Months		Three Months
	Ended		Ended
	June 30, 2010		June 30, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,631,411	$0.28	3,596,537	$0.20

Effect of dilutive securities, stock-based awards	16,943		9,992

	3,648,354	$0.28	3,606,529	$0.20

	Six Months		Six Months
	Ended		Ended
	June 30, 2010		June 30, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	3,617,173	$0.50	3,588,845	$0.46

Effect of dilutive securities, stock-based awards	17,549		7,324

	3,634,722	$0.50	3,596,169	$0.46

All shares in circulation were dilutive and included in the calculation above at June 30, 2010. Shares not included in the calculation above because their effects were not dilutive totaled 23,732 at June 30, 2009.
Note 7. Stock-Based Compensation
Stock Incentive Plan (2009)
On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long-Term Incentive Plan.
Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and employees for purchase of the Company’s stock. The effective date of the Plan is March 19, 2009, the date the Company’s Board approved the Plan, and the Plan has a termination date of December 31, 2019. The Company’s Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock. The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met. The restricted shares for non-executive directors are not subject to vesting requirements, but are generally subject to three year restrictions of sale.
The Company did not grant stock options during the six months ended June 30, 2010 or June 30, 2009. The

Company previously has issued stock options to non-employee directors and employees under its Omnibus Stock Ownership and Long-Term Incentive Plan.
A summary of the status of the options granted under the above described plans is presented below:

	Six Months Ended
	June 30, 2010
		Weighted
		Average	Average
	Number of	Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at January 1, 2010	62,480	$9.96
Granted	—
Exercised	(19,214)	8.12
Forfeited	—

Outstanding at June 30, 2010	43,266	$10.77

Exercisable at end of quarter	43,266		$204,035

Weighted-average fair value per option of options granted during the year	—

(1)	The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the June 30, 2010 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on the changes in the market value of the Company’s stock.
The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $153,851 and $22,478, respectively.
The Company has granted awards of shares to executive officers and non-employee directors under the above-described incentive plans: 9,784 shares and 15,050 shares of non-vested restricted stock to executive officers and 5,553 shares and 8,450 shares of vested restricted stock to non-executive directors on March 5, 2010 and February 18, 2009, respectively.
The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to executive officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded. Compensation expense for non-vested shares amounted to $38,294 and $66,774, net of forfeiture, for the three months ended June 30, 2010 and 2009, respectively. Compensation expense for non-vested shares amounted to $243,554 and $152,063, net of forfeiture, for the six months ended June 30, 2010 and 2009, respectively. During the quarter ended March 31, 2010, the restricted shares previously issued to non-employee directors were no longer subject to a vesting period, and the previously deferred compensation expense on these shares, totaling an additional compensation expense of approximately $150,000, was fully recognized during the first quarter of 2010.
A summary of the status of the Company’s non-vested restricted shares granted under the above described plans is presented below:

	Six Months Ended
	June 30, 2010
		Weighted
	Number of	Average
	Shares	Price
Non-vested at January 1, 2010	47,282
Granted	15,337	$13.78
Vested	(28,847)

Non-vested at June 30, 2010	33,772

As of June 30, 2010, there was $227,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over an approximate period of 32 months.
The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes. The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded. They are also subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period. Compensation expense for performance-based stock rights amounted to $39,961 and $26,693 during the three months ended June 30, 2010 and 2009, respectively. Compensation expense for performance-based stock rights amounted to $67,794 and $38,879 during the six months ended June 30, 2010 and 2009, respectively.
Note 8. Employee Benefit Plan
The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,
	2010	2009
Service cost	$—	$62,707
Interest cost	79,523	73,827
Expected return on plan assets	(64,176)	(65,839)
Amortization of transition (asset)	—
Amortization of prior service cost	—	—
Recognized net actuarial (gain) loss	186,613	—

Net periodic benefit cost	$201,960	$70,695

	Six Months Ended
	June 30,
	2010	2009
Service cost	$—	$125,414
Interest cost	159,046	147,654
Expected return on plan assets	(128,352)	(130,868)
Amortization of transition (asset)	—	—
Amortization of prior service cost	—	—
Recognized net actuarial (gain) loss	186,613

Net periodic benefit cost	$217,307	$142,200

On December 20, 2007, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010, the Company replaced the defined benefit pension plan with an enhanced 401(k) plan. On January 18, 2009, the assets within the defined benefit pension plan were redeployed from ownership in various equity and debt mutual fund investments, and into a short-term money market fund in order to preserve asset value until the plan terminated and is distributed.
The Company previously disclosed in its financial statements for the year ended December 31, 2009, that there were no contributions made to its pension plan in 2009. Based on the March 31, 2010 value of assets of $6,376,033 and an estimated liability of approximately $6,889,000 projected as of September 1, 2010, the Company estimates that an additional contribution of approximately $500,000 will be required to fund the plan termination settlement. Approximately $200,000 of this additional contribution has been accrued and expensed in the quarter ended June 30, 2010, and the remaining $300,000 will be accrued and expensed during the quarter ended September 30, 2010.
Defined benefit pension plan expenses are projected to be approximately $500,000 in 2010 and zero in 2011 and thereafter due to the curtailment. Expenses for the 401(k) plan were $150,000 and $300,000 for the three and six month periods ended June 30, 2010, respectively. Expenses for the 401(k) plan are projected to be approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.
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

The following table presents the balances of financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 by levels within the valuation hierarchy:

		Fair Value Measurements at Using
		Active Markets for	Significant Other	Significant
(In Thousands)		Identical Assets	Observable Inputs	Unobservable
Description	Balance	(Level 1)	(Level 2)	Inputs (Level 3)
Assets at June 30, 2010
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$33,924	$—	$33,924	$—
Obligations of states and political subdivisions	5,679	—	5,679	—
Corporate bonds	1,636	—	—	1,636
Mutual funds	326	—	326	—
FHLMC Preferred	6	—	6	—

Total available-for-sale securities	$41,571		$39,935	$1,636

Assets at December 31, 2009
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$28,729	$—	$28,729	$—
Obligations of states and political subdivisions	5,724	—	5,724	—
Corporate bonds	1,912	—	—	1,912
Mutual funds	312	—	312	—
FHLMC Preferred	15	—	15	—

Total available-for-sale securities	$36,692		$34,780	$1,912

Change in Level 3 Fair Value
The changes in Level 3 assets measured at estimated fair value on a recurring basis during the quarter ended June 30, 2010 were as follows:

		Total Gains (Losses)
		Realized/Unrealized
			Included in
	Balance		Other	Transfers in
(In Thousands)	January 1,	Included in	Comprehensive	and/or out of	Balance June
Description	2010	earnings	Income	Level 3	30, 2010
Assets at June 30, 2010
Available-for-sale securities:
Corporate bonds	$1,912	$(476)	$(276)	$476	$1,636
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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
Certain assets such as real estate owned are measured at fair value less the estimated cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC 820.
The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at June 30, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In Thousands)	June 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans, net	$1,572	—	$1,457	$115
Other real estate owned	2,412	—	2,412	—

		Carrying value at December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In Thousands)	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans, net	$2,050	—	$794	$1,256
Other real estate owned	2,480	—	2,480	—
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
At June 30, 2010 and 2009, the fair value of loan commitments and standby letters of credit were deemed immaterial.
The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$38,736	$38,736	$26,199	$26,199
Federal funds sold	8	8	9	9
Securities	41,571	41,571	36,692	36,692
Restricted securities	3,775	3,775	3,775	3,775

Loans, net	462,730	484,347	462,784	477,100
Accrued interest receivable	1,494	1,494	1,495	1,495

Financial liabilities:
Deposits	$492,826	$483,878	$465,987	$467,600
FHLB advances	40,000	41,296	50,000	50,477
Federal funds purchased	—	—	—	—
Company obligated mandatorily redeemable capital securities	4,124	2,973	4,124	2,673
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
GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,635,758 shares of common stock, par value $3.13 per share, held by approximately 419 holders of record on June 30, 2010. The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.
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
As of June 30, 2010, the Company had total consolidated assets of $586.4 million, total loans net of allowance for loan losses of $462.7 million, total consolidated deposits of $492.8 million, and total consolidated shareholders’ equity of $43.9 million.
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
Net income of $1.01 million for the second quarter of 2010 was a 39.6% increase from the net income for the second quarter of 2009 of $724,000. Loans, net of reserve, totaling $462.7 million at June 30, 2010, decreased less than 0.1% when compared with December 31, 2009, and increased 2.3% when compared with June 30, 2009. Deposits, totaling $492.8 million at June 30, 2010, increased 5.8% compared with year-end 2009, and increased 19.4% when compared with June 30, 2009. Assets under WMS management, totaling $292.7 million in market value at June 30, 2010, increased 4.8% from $279.3 million in market value at June 30, 2009.
Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may continue to increase in the last half of 2010 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.
The Bank’s non-performing assets totaled $6.5 million or 1.12% of total assets at June 30, 2010, as compared with $7.1 million or 1.24% of total assets at December 31, 2009, and $3.2 million or 0.61% of total assets at June 30, 2009. Nonaccrual loans totaled $2.5 million or 0.53% of total loans at June 30, 2010 compared with $3.4 million or 0.73% of total loans at December 31, 2009, and $1.1 million or 0.25% of total loans at June 30, 2009. The provision for loan losses was $750,000 for the first six months of 2010 compared with $560,000 for the first six months of 2009. Loan charge-offs, net of recoveries, totaled $835,000 or 0.18% of total average loans for the first six months of 2010, compared with $249,000 or 0.06% of total average loans for the first six months of 2009. The $190,000 increase in the provision for loan losses for the first six months of 2010 compared with the first six months of 2009 was largely in response to the increase in loan charge-offs, partially offset by the decline in nonaccrual loans since December 2009. Total allowance for loan losses was $5.4 million or 1.15% of total loans at June 30, 2010 compared with $5.5 million or 1.17% of loans at December 31, 2009 and $5.1 million or 1.11% of loans at June 30, 2009.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
NET INCOME
Net income of $1.01 million for the second quarter of 2010 was a 39.6% increase from the net income for the second quarter of 2009 of $724,000. Earnings per share on a fully diluted basis were $0.28 for the second quarter of 2010 compared with $0.20 for the second quarter of 2009. Profitability as measured by return on average assets increased from 0.55% in the second quarter of 2009 to 0.69% for the same period in 2010. Profitability as measured by return on average equity increased from 7.02% to 9.28% over the same respective quarters in 2009 and 2010. The increase in net income and the corresponding profitability measures was primarily due to the $410,000 increase in net interest income in the second quarter of 2010 compared with the second quarter of 2009, as well as a $215,000 decrease in FDIC expense.
NET INTEREST INCOME AND EXPENSE
Net interest income increased $410,000 or 8.0% to $5.56 million for the quarter ended June 30, 2010 from $5.15 million for the quarter ended June 30, 2009. The increase in net interest income was due to the impact of total average earning assets increasing $56.3 million or 11.5% from $490.4 million during the second quarter of 2009 to $546.7 million during the second quarter of 2010. This was partially offset by the Company’s net interest margin decreasing from 4.23% in the second quarter of 2009 to 4.10% in the second quarter of 2010.

Total interest income increased $246,000 or 3.6% to $7.10 million for the second quarter of 2010 from $6.86 million for the second quarter of 2009. This increase was primarily due to the increase in total average earning assets of $56.3 million from second quarter 2009 to second quarter 2010.
The average yield on loans was 5.75% for the second quarter of 2010 compared with 5.76% for the second quarter of 2009. Average loan balances increased $19.8 million or 4.4% from $449.3 million during the second quarter of 2009 to $469.1 million during the second quarter of 2010. The increase in loans outstanding and constant yield resulted in a $258,000 or 4.0% increase in interest and fee income from loans for the second quarter of 2010 compared with the same period in 2009.
Average investment security balances increased $7.7 million from $34.6 million in the second quarter of 2009 to $42.3 million in the second quarter of 2010. The tax-equivalent average yield on investments decreased from 4.82% for the second quarter of 2009 to 3.74% for the second quarter of 2010. Together, there was a decrease in interest and dividend income on security investments of $24,000 or 6.1%, from $390,000 for the second quarter of 2009 to $366,000 for the second quarter of 2010. This decrease was partially due to the suspension of interest payments on the Bank’s investment in pooled trust-preferred corporate bonds during 2010. Interest income on deposits in other banks increased $13,000 from second quarter 2009 to second quarter 2010.
Total interest expense decreased $163,000 or 9.5% from $1.71 million for the second quarter of 2009 to $1.55 million for the second quarter of 2010 primarily due to the overall decline in shorter-term market interest rates, as well as an $85,000 gain on the early repayment of a FHLB of Atlanta advance. Interest paid on deposits decreased $105,000 or 7.3% from $1.44 million for the second quarter of 2009 to $1.34 million for the second quarter of 2010. Average NOW deposit balances increased $29.2 million from the second quarter of 2009 to the second quarter of 2010, while the average rate on NOW accounts increased from 0.40% to 0.69%, resulting in an increase of $107,000 in NOW interest expense for the second quarter of 2010. Average money market account balances decreased $6.3 million from second quarter 2009 to second quarter 2010, while their average rate decreased from 0.79% to 0.75% over the same period, resulting in a decrease of $18,000 of interest expense for the second quarter of 2010. Average savings account balances increased $15.6 million from the second quarter of 2009 to the second quarter of 2010 while the average rate on savings deposits increased from 0.27% to 0.47%, resulting in a increase of $35,000 in interest expense for the second quarter of 2010. Average time deposit balances increased $29.2 million from the second quarter of 2009 to the second quarter of 2010 while the average rate on time deposits decreased from 2.86% to 1.97%, resulting in a decrease of $228,000 in interest expense for the second quarter of 2010.
Interest expense on FHLB of Atlanta advances decreased $38,000 from the second quarter of 2009 to the second quarter of 2010 due to an $85,000 gain on the early repayment of a FHLB advance, partially offset by an increase in the average interest rate. During the June 2010 quarter, the Bank chose to repay a $10.0 million advance in order to reduce its excess liquidity, and to better structure the balance sheet for the possibility of future increases in short-term interest rates. Without this one-time gain, the average rate paid on FHLB advances would have increased from 1.61% for the June 2009 quarter to 2.38% for the June 2010 quarter. Instead, with this one-time gain, the rate paid on FHLB advances declined to 1.65% for the June 2010 quarter. For the last nine months, the Bank has been strategically extending the weighted average maturity of its FHLB advances in order to reduce its exposure to rising interest rates. The average rate on total interest-bearing liabilities decreased from 1.65% for the second quarter of 2009 to 1.32% for the second quarter of 2010.
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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$451,954	$6,561	5.75%	$439,302	$6,390	5.76%
Tax-exempt (1)	14,032	246	6.93%	8,450	146	6.84%
Nonaccrual (2)	3,099	—	—	1,574	—	—

Total Loans	469,085	6,807	5.75%	449,326	6,536	5.76%

Securities
Taxable	36,626	309	3.38%	29,187	329	4.51%
Tax-exempt (1)	5,631	86	6.09%	5,365	88	6.54%

Total securities	42,257	395	3.74%	34,552	417	4.82%

Deposits in banks	35,388	16	0.18%	6,397	3	0.20%
Federal funds sold	8	—	0.38%	75	—	0.25%

Total earning assets	546,738	7,218	5.23%	490,350	6,956	5.62%

Less: Reserve for loan losses	(5,526)			(5,013)
Cash and due from banks	6,317			6,823
Bank premises and equipment, net	14,536			9,685
Other real estate owned	2,354			2,029
Other assets	22,211			19,604

Total Assets	$586,630			$523,478

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits
Demand deposits	$68,406			$63,575

Interest-bearing deposits
NOW accounts	106,912	185	0.69%	77,702	78	0.40%
Money market accounts	64,082	120	0.75%	70,406	138	0.79%
Savings accounts	50,160	59	0.47%	34,579	24	0.27%
Time deposits	197,742	973	1.97%	168,509	1,201	2.86%

Total interest-bearing deposits	418,896	1,337	1.28%	351,196	1,441	1.65%

Federal funds purchased	55	—	0.26%	3,900	12	1.28%
Federal Home Loan Bank advances	46,044	192	1.65%	56,464	230	1.61%
Capital securities of subsidiary trust	4,124	21	1.97%	4,124	29	2.82%

Total interest-bearing liabilities	469,119	1,550	1.32%	415,684	1,712	1.65%

Other liabilities	5,442			2,875
Shareholders’ equity	43,663			41,344

Total Liabilities & Shareholders’ Equity	$586,630			$523,478

Net interest spread		$5,668	3.91%		$5,244	3.98%

Interest expense as a percent of average earning assets			1.13%			1.40%
Net interest margin			4.10%			4.23%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
Normally, the shrinkage of the net interest margin from 4.23% for the quarter ended June 30, 2009 to 4.10% for the quarter ended June 30, 2010 would be of concern to the Bank. However, in the case of the quarter ended June 30, 2010, the rapid growth in deposits, and the lack of lending opportunities being immediately available, led to a temporary balance sheet mismatch of approximately $17.5 million in excess liquidity. These funds were temporarily invested in low yielding deposits at other banks at a weighted average interest rate of 0.18% and will be used to repay $2.5 million of brokered deposits and $15 million of FHLB advances with a total weighted average interest rate of 0.84% in July 2010. This repositioning of the balance sheet will increase net interest income by $29,000 for the quarter ended September 30, 2010. In addition, net interest income was positively impacted by a one-time gain on the prepayment of a $10 million FHLB advance during the quarter ended June 30, 2010. All other things remaining unchanged, the repositioning of the balance sheet and the absence of the one-time gain on the FHLB advance prepayment is expected to increase the net interest margin by 15 basis points for the quarter ending September 2010 and restore the net interest margin to 4.25% which is more consistent with the net interest margin of 4.27% reported for the quarter ended March 31, 2010.

	Average	Net interest	Average
	Balance	income	Rate
Total Earning Assets and Margin	$546,738	$5,668	4.10%

Plus: Excess brokered deposits and FHLB advances		37	0.84%

Less: Incremental Deposits at other banks	(17,500)	(8)	0.18%

Subtotal	529,238	5,697	4.32%

Less: Gain on early repayment of FHLB advance	—	(85)

Adjusted Earning Assets and Margin	$529,238	$5,612	4.25%

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
RATE / VOLUME VARIANCE
(In Thousands)
Three Months Ended June 30, 2010
Compared to Three Months Ended June
30, 2009

		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME			—
Loans; taxable	$171	$184	(13)
Loans; tax-exempt (1)	100	96	4
Securities; taxable	(20)	84	(104)
Securities; tax-exempt (1)	(2)	4	(6)
Deposits in banks	13	14	(1)
Federal funds sold	—	—	—

Total Interest Income	262	382	(120)

INTEREST EXPENSE
NOW accounts	107	29	78
Money market accounts	(18)	(12)	(6)
Savings accounts	35	11	24
Time deposits	(228)	208	(436)
Federal funds purchased and securities sold under agreements to repurchase	(12)	(12)	—
Federal Home Loan Bank advances	(38)	(42)	4
Capital securities of subsidiary trust	(8)	—	(8)

Total Interest Expense	(162)	182	(344)

Net Interest Income	$424	$200	$224

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $375,000 for the second quarter of 2010, compared with $360,000 for the second quarter of 2009. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.
OTHER INCOME
Total other income increased by $237,000 from $1.23 million for the second quarter of 2009 to $1.47 million in the second quarter of 2010. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. The increase in other income was primarily due to the absence of a loss on the impairment of the Bank’s investment in pooled trust preferred corporate bonds during the quarter ended June 30, 2010, compared with a $166,000 loss one year earlier. Additionally, there was a $108,000 increase in Wealth Management income.
Wealth Management income increased $108,000 or 43.6% from the second quarter of 2009 to the second quarter of 2010, as assets under management increased from year to year, primarily due to the increase in overall stock market valuations as well as the growth in new customer relationships and brokerage revenues.
Service charges on deposit accounts decreased $74,000 or 10.3% to $645,000 for the second quarter of 2010 compared to one year earlier. Due to changes in regulations regarding customer usage of overdraft protection services, service charges on deposit accounts are projected to decline during the second half of 2010. Whether this is a temporary change to customer preferences for overdraft protection, or a more permanent structural change, is difficult to determine at this point in time.
Other service charges, commissions and fees increased $83,000 or 19.2% from $433,000 in second quarter of 2009 to $516,000 in second quarter of 2010 primarily due to increased electric funds transfer interchange income on Bank debit cards. Also included in other service charges, commissions, and income is Bank Owned Life Insurance (“BOLI”) income, which was $103,000 during the second quarter of 2010 compared with $101,000 one year earlier. Total BOLI was $11.0 million at June 30, 2010, compared with $10.6 million one year earlier.
OTHER EXPENSE
Total other expense increased $261,000 or 5.2% during the second quarter of 2010 compared with the second quarter of 2009. Salaries and employees’ benefits increased $475,000 or 20.4%, partially due to a $242,000 increase in retirement benefits. This increase is the result of the termination of the Bank’s defined-benefit pension plan and enhancement of its defined-contribution 401(k) plan. For additional information regarding retirement benefits, see “Employee Benefit Plan” in Note 8 of the Notes to Consolidated Financial Statements contained herein. Additionally, salary and other benefit expenses increased due to the impact of staffing the Bristow and Haymarket offices in 2010 that was largely absent in 2009. Active full-time equivalent personnel totaled 164 at June 30, 2010 compared with 156 at June 30, 2009. The June 2009 data includes seven full-time equivalent positions that were then recently hired and being trained to staff the Bristow branch office that opened in July 2009. The increase in full-time equivalent personnel was primarily due to the staffing of the Haymarket office since the second quarter of 2009.
The Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 the Board approved to replace the defined benefit pension plan with an enhanced 401(k) plan. Defined benefit pension plan expenses are projected to be approximately $500,000 in 2010, and zero in 2011 and thereafter, due to the termination of the defined benefit plan. Expenses for the 401(k) plan are projected to increase to approximately $625,000 in 2010. Growth in 401(k) expenses after 2010 is projected to increase approximately at the same rate of increase as salaries.
The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. For the remainder of 2010, the Company plans to add no new full-time positions and will fill two currently vacant positions.

Net occupancy expense increased $125,000 or 39.3%, and furniture and equipment expense increased $22,000 or 8.3%, from the second quarter of 2009 to the second quarter to 2010. The increase in occupancy expense and furniture and equipment expense primarily reflects the increases in rent, building depreciation, and furniture and equipment depreciation associated with the opening of the Bristow and Haymarket branch offices, and the new location of the Warrenton-View Tree office, none of which were in operation during the second quarter of 2009.
Marketing expense decreased $23,000 or 12.2% from $187,000 for the second quarter of 2009 to $164,000 for the second quarter of 2010. Marketing expenses for all of 2010 are projected to be approximately the same as 2009.
Legal, accounting and consulting expense decreased $182,000 or 38.2% in the second quarter of 2010 compared with the second quarter of 2009. The decrease of legal fees was associated with the 2009 annual meeting and contested election of directors, which was atypical, and did not reoccur in 2010.
FDIC deposit insurance expense decreased 55.7% from $385,000 for the second quarter of 2009 to $170,000 for the second of 2010. During the June 2009 quarter, the Bank paid a $240,000 special assessment required by the FDIC. Projections of future FDIC expense are difficult when taking into consideration the possibility of additional special assessments required by the FDIC.
Data processing expense increased $45,000 or 13.5% for the second quarter of 2010 compared with the same time period in 2009. The Bank outsources much of its data processing to a third-party vendor. The growth in expense reflects the growth in the Bank’s deposit transactions.
Other operating expenses increased $13,000 or 1.8% in the second quarter of 2010 compared with the second quarter of 2009.
INCOME TAXES
Income tax expense was $356,000 for the quarter ended June 30, 2010 compared with $272,000 for the quarter ended June 30, 2009. The effective tax rates were 26.0% and 27.3% for the second quarter of 2010 and 2009, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.
COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
NET INCOME
Net income of $1.81 million for the first six months of 2010 was a 10.2% increase from the net income for the first six months of 2009 of $1.65 million. Earnings per share on a fully diluted basis were $0.50 for the first six months of 2010 compared to $0.46 for the first six months of 2009. Profitability as measured by return on average assets remained at 0.64% in the first six months of 2009 and 2010. Profitability as measured by return on average equity increased from 7.94% to 8.22% over the same respective quarters in 2009 and 2010. The increase in net income and the corresponding profitability measures was primarily due to the $974,000 increase in net interest income in the first six months of 2010 compared with the first six months of 2009.
NET INTEREST INCOME AND EXPENSE
Net interest income increased $974,000 or 9.7% to $11.06 million for the six months ended June 30, 2010 from $10.08 million for the six months ended June 30, 2009. The increase in net interest income was due to the impact of total average earning assets increasing 9.9% from $488.0 million during the first six months of 2009 to $536.3 million during the first six months of 2010. Additionally, the Company’s net interest margin increased from 4.17% in the first six months of 2009 to 4.18% in the first six months of 2010.
Total interest income increased $508,000 or 3.7% to $14.17 million for the first six months of 2010 from $13.67 million for the first six months of 2009. This increase was primarily due to the increase in total average earning assets of $48.2 million from the first six months of 2009 to the first six months of 2010. This was partially offset by the 29 basis point decrease in the yield on average assets from 5.64% to 5.35% over the same time period.

The average yield on loans was 5.78% for the first six months of 2010 as well as the first six months of 2009. Average loan balances increased $21.8 million or 4.9% from $446.3 million during the first six months of 2009 to $468.1 million during the first six months of 2010. The increase in loans outstanding and constant yield resulted in a $568,000 or 4.4% increase in interest and fee income from loans for the first six months of 2010 compared with the same period in 2009.
Average investment security balances increased $5.7 million from $36.1 million in the first six months of 2009 to $41.8 million in the first six months of 2010. The tax-equivalent average yield on investments decreased from 4.83% for the first six months of 2009 to 3.80% for the first six months of 2010. Together, there was a decrease in interest and dividend income on security investments of $77,000 or 9.5%, from $812,000 for the first six months of 2009 to $735,000 for the first six months of 2010. This decrease was partially due to the suspension of interest payments on the Bank’s investment in pooled trust-preferred corporate bonds during the first six months of 2010. Interest income on deposits in other banks increased $17,000 from the first six months of 2009 to the first six months of 2010.
Total interest expense decreased $467,000 or 12.8% from $3.58 million for the first six months of 2009 to $3.12 million for the first six months of 2010 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $388,000 or 12.9% from $3.00 million for the first six months of 2009 to $2.61 million for the first six months of 2010. Average NOW deposit balances increased $22.0 million from the first six months of 2009 to the first six months of 2010, and the average rate on NOW accounts increased from 0.42% to 0.65%, resulting in an increase of $159,000 in NOW interest expense for the first six months of 2010. Average money market account balances decreased $9.1 million from first six months 2009 to first six months 2010, while their average rate decreased from 0.88% to 0.75% over the same period, resulting in a decrease of $81,000 of interest expense for the first six months of 2010. Average savings account balances increased $16.4 million from the first six months of 2009 to the first six months of 2010 while the average rate on time deposits increased from 0.30% to 0.48%, resulting in a increase of $70,000 in interest expense for the first six months of 2010. Average time deposit balances increased $34.1 million from the first six months of 2009 to the first six months of 2010 while the average rate on time deposits decreased from 3.04% to 1.98%, resulting in a decrease of $536,000 in interest expense for the first six months of 2010. The average rate paid on all interest-bearing deposits for the first six months of 2010 was 1.29%, as compared with 1.75% one year earlier.
Interest expense on FHLB of Atlanta advances decreased $30,000 from the first six months of 2009 to the first six months of 2010 due to the one-time gain of $85,000 generated from the early repayment of one $10.0 million FHLB advance, partially offset by an increase in the average rate paid. The average rate paid on FHLB advances increased from 1.72% for the first six months of 2009 to 1.93% for the first six months of 2010 due to the strategic lengthening of advance maturities in order to better offset the potential negative impact of future increases in short-term interest rates. The average rate on total interest-bearing liabilities decreased from 1.76% for the first six months of 2009 to 1.36% for the first six months of 2010.
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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rate	Balances	Expense	Rate
ASSETS:
Loans
Taxable	$450,630	$13,090	5.79%	$436,220	$12,654	5.78%
Tax-exempt (1)	14,079	491	6.96%	8,492	291	6.82%
Nonaccrual (2)	3,413	—	—	1,552	—	—

Total Loans	468,122	13,581	5.78%	446,264	12,945	5.78%

Securities
Taxable	36,124	619	3.43%	30,606	692	4.52%
Tax-exempt (1)	5,698	176	6.17%	5,518	181	6.56%

Total securities	41,822	795	3.80%	36,124	873	4.83%

Deposits in banks	26,335	24	0.18%	5,533	7	0.25%
Federal funds sold	9	—	0.26%	122	—	0.26%

Total earning assets	536,288	14,400	5.35%	488,043	13,825	5.64%

Less: Reserve for loan losses	(5,509)			(4,948)
Cash and due from banks	6,025			9,148
Bank premises and equipment, net	14,509			9,218
Other real estate owned	2,409			2,523
Other assets	22,361			17,810

Total Assets	$576,083			$521,794

LIABILITIES & SHAREHOLDERS’ EQUITY:

Deposits
Demand deposits	$66,077			$63,869

Interest-bearing deposits
NOW accounts	98,932	318	0.65%	76,982	159	0.42%
Money market accounts	61,719	230	0.75%	70,813	311	0.88%
Savings accounts	49,410	118	0.48%	33,001	48	0.30%
Time deposits	198,652	1,946	1.98%	164,586	2,482	3.04%

Total interest-bearing deposits	408,713	2,612	1.29%	345,382	3,000	1.75%

Federal funds purchased	28	—	0.26%	3,488	23	1.32%
Federal Home Loan Bank advances	48,011	466	1.93%	57,480	496	1.72%
Capital securities of subsidiary trust	4,124	40	1.92%	4,124	65	3.15%

Total interest-bearing liabilities	460,876	3,118	1.36%	410,474	3,584	1.76%

Other liabilities	4,605			5,631
Shareholders’ equity	44,525			41,820

Total Liabilities & Shareholders’ Equity	$576,083			$521,794

Net interest spread		$11,282	3.99%		$10,241	3.88%

Interest expense as a percent of average earning assets			1.17%			1.47%
Net interest margin			4.18%			4.17%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
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

RATE / VOLUME VARIANCE
(In Thousands)
Six Months Ended June 30, 2010 Compared to
Six Months Ended June 30, 2009

		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME			—
Loans; taxable	$436	$418	18
Loans; tax-exempt (1)	200	191	9
Securities; taxable	(73)	125	(198)
Securities; tax-exempt (1)	(5)	6	(11)
Deposits in banks	17	26	(9)
Federal funds sold	—	—	—

Total Interest Income	575	766	(191)

INTEREST EXPENSE
NOW accounts	159	45	114
Money market accounts	(81)	(40)	(41)
Savings accounts	70	24	46
Time deposits	(536)	514	(1,050)
Federal funds purchased and securities sold under agreements to repurchase	(23)	(23)	—
Federal Home Loan Bank advances	(30)	(82)	52
Capital securities of subsidiary trust	(25)	—	(25)

Total Interest Expense	(466)	438	(904)

Net Interest Income	$1,041	$328	$713

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $750,000 for the first six months of 2010, compared with $560,000 for the first six months of 2009. The $190,000 increase in the provision for loan losses during the first six months of 2010, compared to the same quarter one year earlier, was largely in response to the increase in total loans and non-accrual loans at June 30, 2010 compared with one year earlier.
OTHER INCOME
Total other income increased by $65,000 from $2.36 million for the first six months of 2009 to $2.42 million in the first six months of 2010. The increase in other income was primarily due to the $87,000 gain on the sale of investments, a $165,000 increase in Wealth Management income, and a $75,000 decrease on the loss realized on the sale of other real estate owned properties, partially offset by a $309,000 increase in the impairment losses on pooled trust preferred securities.
Wealth Management income increased $165,000 or 33.3% from the first six months of 2009 to the first six months of 2010, as assets under management increased from year to year, primarily due to the increase in overall stock market valuations as well as the growth in new customer relationships and increased brokerage fee income.
Service charges on deposit accounts decreased $59,000 or 4.5% to $1.27 million for the first six months of 2010 compared to one year earlier. Due to changes in regulations regarding customer usage of overdraft protection services, service charges on deposit accounts are projected to decline during the second half of 2010. Whether this is a temporary change to customer preferences for overdraft protection, or a more permanent structural change, is difficult to determine at this point in time.
Other service charges, commissions and fees increased $106,000 or 12.7% from $836,000 during the first six months of 2009 to $942,000 during the first six months of 2010. Also included in other service charges, commissions, and income is BOLI income, which was $204,000 during the first six months of 2010 compared with $202,000 one year earlier.
OTHER EXPENSE
Total other expense increased $695,000 or 7.2% during the first six months of 2010 compared with the first six months of 2009. Salaries and employees’ benefits increased $565,000 or 12.1%, largely due to the same factors causing the growth in salary and benefits for the three months ended June 30, 2010 compared with one year earlier.

Net occupancy expense increased $318,000 or 50.9%, and furniture and equipment expense increased $60,000 or 10.8%, from the first six months of 2009 to the first six months of 2010. The increase in occupancy expense and furniture and equipment expense primarily reflects the increases in rent, building depreciation, and furniture and equipment depreciation associated with the opening of the Bristow and Haymarket branch offices, and the new location of the Warrenton-View Tree office, none of which were in operation during the first six months of 2009.
Marketing expense increased $13,000 or 4.1% from $308,000 for the first six months of 2009 to $321,000 for the first six months of 2010. This increase primarily reflects the marketing expense of the grand openings of the Haymarket office and relocation of the Warrenton-View Tree office in early 2010. Legal, accounting and consulting expense decreased $251,000 or 30.9% in the first six months of 2010 compared with the first six months of 2009. The decrease of legal fees was associated with the 2009 annual meeting and contested election of directors, which was atypical, and did not reoccur in 2010. FDIC deposit insurance expense decreased 33.4% from $530,000 for the first six months of 2009 to $353,000 for the first six months of 2010. During the second quarter of 2009, the Bank paid a $240,000 special assessment required by the FDIC. Data processing expense increased $46,000 or 6.6% for the first six months of 2010 compared with the same time period in 2009.
Other operating expenses increased $123,000 or 8.7% in the first six months of 2010 compared with the first six months of 2009. The increase was primarily due to the acceleration in the vesting of directors’ restricted stock. For additional information regarding the acceleration in the vesting of directors’ restricted stock, see “Stock-Based Compensation” in Note 7 of the Notes to Consolidated Financial Statements contained herein.
INCOME TAXES
Income tax expense was $600,000 for the quarter ended June 30, 2010 compared with $614,000 for the quarter ended June 30, 2009. The effective tax rates were 24.8% and 27.1% for the first six months of 2010 and 2009, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND DECEMBER 31, 2009
Total assets were $586.4 million at June 30, 2010 compared with $568.5 million at December 31, 2009, an increase of 3.1% or $17.9 million. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, and deposits. Each of these categories is discussed below.
INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $33.3 million at June 30, 2010, reflecting an increase of $12.8 million from December 31, 2009. The increase in interest-bearing deposits in other banks was primarily due the deployment of funds from the growth in deposits.
DEPOSITS. For the six months ended June 30, 2010, total deposits increased by $26.8 million or 5.8% when compared with total deposits at December 31, 2009. Included in time certificates of deposit at June 30, 2010 and December 31, 2009 were $46.2 million and $46.6 million, respectively, of brokered deposits as defined by the Federal Reserve. Of the $46.2 million in brokered deposits at June 30, 2010, $25.3 million represent deposits of Bank customers, exchanged through the CDARS network. With the CDARS program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community. The decline in the Bank’s non-interest-bearing deposits and the increase in interest-bearing deposits during the first six months of 2010 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits in 2010 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

FEDERAL HOME LOAN BANK ADVANCES. Total FHLB of Atlanta advances decreased $10.0 million from December 31, 2009 to June 30, 2010 due to the early repayment of one $10.0 million advance.
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
Non-performing assets totaled $6.5 million or 1.12% of total assets at June 30, 2010, compared with $7.1 million or 1.24% of total assets at December 31, 2009, and $3.2 million, or 0.61% of total assets at June 30, 2009. Included in non-performing assets at June 30, 2010 were $1.6 million of non-performing pooled trust preferred bonds at market value, $2.4 million of other real estate owned and $2.5 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.53% at June 30, 2010, as compared with 0.73% and 0.25% at December 31, 2009 and June 30, 2009, respectfully.
There were no loans past due 90 days or more and still accruing interest at June 30, 2010 compared with $354,000 and $780,000 on December 31, 2009 and June 30, 2009, respectively. There are no loans or securities, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.
The following table sets forth certain information with respect to the Bank’s past due loans:
Age Analysis of Past Due Financing Receivables
(In thousands)
At June 30, 2010

						Past due as
	30-59 Days Past	60-89 Days Past	Greater than 90			Percentage of
	Due	Due	Days	Total Past Due	Total Loans	Loans
Secured by real estate:
Construction	$—	$—	$—	$—	$35,834	0.00%
Farmland	—	—	—	—	1,090	0.00%
1-4 Family Residential	2,581	992	279	3,852	191,258	2.01%
Commercial Real Estate	423	—	1,538	1,961	189,249	1.04%
Commercial and Industrial	1,044	—	194	1,238	28,253	4.38%
Consumer	253	12	5	270	8,350	3.23%
Other	—	—	—	—	14,331	0.00%

Total	$4,301	$1,004	$2,016	$7,321	$468,365	1.56%

At December 31, 2009

						Past due as
	30-59 Days Past	60-89 Days Past	Greater than 90			Percentage of
	Due	Due	Days	Total Past Due	Total Loans	Loans
Secured by real estate:
Construction	$—	$—	$—	$—	$33,003	0.00%
Farmland	—	—	—	—	948	0.00%
1-4 Family Residential	1,978	469	432	2,879	193,709	1.49%
Commercial Real Estate	354	123	1,720	2,197	186,463	1.18%
Commercial and Industrial	781	168	764	1,713	29,286	5.85%
Consumer	137	30	41	208	10,390	2.00%
Other	—	—	—	—	14,559	0.00%

Total	$3,250	$790	$2,957	$6,997	$468,358	1.49%

At June 30, 2009

						Past due as
	30-59 Days Past	60-89 Days Past	Greater than 90			Percentage of
	Due	Due	Days	Total Past Due	Total Loans	Loans
Secured by real estate:
Construction	$—	$—	$—	$—	$41,899	0.00%
Farmland	—	—	—	—	1,268	0.00%
1-4 Family Residential	4,069	448	481	4,998	182,800	2.73%
Commercial Real Estate	—	1,601	466	2,067	172,559	1.20%
Commercial and Industrial	1,503	419	632	2,554	39,406	6.48%
Consumer	202	—	96	298	13,151	2.27%
Other	—	—	—	—	6,979	0.00%

Total	$5,774	$2,468	$1,675	$9,917	$458,062	2.16%

At June 30, 2010, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at June 30, 2010 was approximately 5.1% of loans to the hospitality industry (hotels, motels, inns, etc.). For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 entitled “The Company has a high concentration of loans secured by both residential and commercial real estate and a downturn in either or both markets, for any reason, may continue to increase the Company’s credit losses, which would negatively affect our financial results.”
Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of June 30, 2010, construction and land loans were $36.6 million or 61.9% of the concentration limit. Commercial real estate loans, including construction and land loans, were $131.8 million or 223.7% of the concentration level.
Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see “Allowance for Loan Losses” in Note 4 of the Notes to Consolidated Financial Statements contained herein.
CONTRACTUAL OBLIGATIONS
As of June 30, 2010, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2010, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Subsequent to June 30, 2010, the Company entered into an off-balance sheet cash flow swap for the purpose of offsetting the interest rate volatility of the Company’s $4 million Floating Rate Capital Security issued by its subsidiary trust. See “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust” in Note 5 of the Notes to Consolidated Financial Statements for more information on this off-balance sheet cash flow swap.
CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of June 30, 2010, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.
At June 30, 2010 and December 31, 2009, the Company exceeded its regulatory capital ratios, as set forth in the following table:

RISK BASED CAPITAL RATIOS
(Dollars in Thousands)

	June 30,	December 31,
	2010	2009
Tier 1 Capital:
Shareholders’ Equity	$43,874	$42,639
Plus: Unrealized loss on securities available for sale/FAS 158, net	1,536	1,919
Less: Unrealized loss on equity securities, net	(5)	(4)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000

Total Tier 1 Capital	49,405	48,554

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,397	5,485

Total Capital:	54,802	54,039

Risk Weighted Assets:	$438,674	$442,658

Regulatory Capital Ratios:
Leverage Ratio	8.42%	8.68%
Tier 1 to Risk Weighted Assets	11.26%	10.97%
Total Capital to Risk Weighted Assets	12.49%	12.21%
CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $43.9 million at June 30, 2010 compared with $42.6 million at December 31, 2009 and $41.3 million at June 30, 2009. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. The Company initiated an open market stock buyback program in 1998, but did not repurchase any shares during the first six months of 2010 and 2009, respectively.
Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $1.5 million at June 30, 2010 compared with $1.9 million at December 31, 2009. The decline in the magnitude of the accumulated other comprehensive loss was primarily attributable to the realization of an other-than temporary impairment loss of $476,000 on pooled trust preferred investment securities held available for sale.
As discussed in “Company-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust” in Note 5 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of June 30, 2010, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”
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
Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $38.7 million at June 30, 2010 compared with $26.2 million at December 31, 2009. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $10.7 million was unpledged and readily salable at June 30, 2010. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $121.7 million at June 30, 2010 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve Bank and various other commercial banks totaling approximately $68.3 million. At June 30, 2010, $40.0 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2010 and December 31, 2009. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.
LIQUIDITY SOURCES AND USES
(Dollars in Thousands)

	June 30, 2010			December 31, 2009
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$68,288	$—	$68,288	$72,563	$—	$72,563
Federal Home Loan Bank advances	121,695	40,000	81,695	108,310	50,000	58,310
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			24,052			13,617

Securities, available for sale and unpledged at fair value			10,743			10,730

Total short-term funding sources			$184,778			$155,220

Uses:
Unfunded loan commitments and lending lines of credit			$66,985			$71,523
Letters of credit			5,766			8,585

Total potential short-term funding uses			$72,751			$80,108

Ratio of short-term funding sources to potential short-term funding uses			254.0%			193.8%
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
As of June 30, 2010, management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that it maintained effective internal control over the financial reporting as of June 30, 2010, based on those criteria, and the Company’s Chief Executive Officer and Chief Financial Officer can provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2009, has issued an audit report on the Company’s effectiveness of internal control over financial reporting as of December 31, 2009. The auditor’s report is incorporated by reference in the Company’s Annual Report on 10-K for the year ended December 31, 2009 in Item 8 under the heading “Report of Independent Public Accounting Firm.”
No changes were made in management’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.
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
None. On January 21, 2010, the Board authorized the Company to repurchase up to 107,840 shares (3% of common stock outstanding on January 1, 2010) beginning January 1, 2010. No shares were repurchased during the six months ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
On August 5, 2010, the Board of Directors of Fauquier Bankshares, Inc. (the “Company”) adopted amendments to the Company’s By-laws. The amendments include, among other items:
•	Eliminating the ability of three or more stockholders with a collective ownership of 25% or more of the Company’s common stock from calling a special meeting of stockholders. (Section 1.3)
•	Permitting a notice of meeting of stockholders to be given in any manner permitted by the Virginia Stock Corporation Act (the “VSCA”), including by electronic transmission. (Section 1.4)
•	Changing the timing of the notice requirement for a stockholder requesting that certain business be conducted at a stockholders meeting from not less than 60 days to not less than 120 days prior to the anniversary date of the previous year’s proxy statement; clarifying certain notice requirements for such a stockholder’s request so that the notice must (i) state the reasons for conducting such business at the meeting, (ii) disclose any material interest of the stockholder in such business, and (iii) contain a representation that the stockholder will notify the Company of any changes to the information provided in the notice. (Section 1.5)
•	Removing language permitting the exact number of directors to be established within a range by resolution of the stockholders at any meeting of the stockholders and retaining the right of the number of directors to be set by the full Board of Directors by resolution. (Section 2.2)
•	Clarifying the timing on when a stockholder is required to give notice for a director nomination so that notice must be received by the Company not less than 120 days prior to the anniversary date of the previous year’s proxy statement (the provision on timing of the notice had previously called for notice not less than 30 days prior to the first anniversary date of the initial notice given to stockholders of record for the previous annual meeting by or at the direction of the Board of Directors, provided, however, that the notice was not required to be given more than 90 days prior to the annual meeting of stockholders); adding a provision that a stockholder is to provide a description of any agreement, arrangement or understanding with respect to any nomination between or among the stockholder or any other person on whose behalf the nomination is made and any of its affiliates or associates; and adding a provision that a stockholder provide a representation that the stockholder will notify the Company of any changes to the information provided in the notice. (Section 2.4)
•	Eliminating a provision permitting a former director to become a director-emeritus for a three-year term, and allowing such director-emeritus to attend meetings of the Board of Directors of the Company and be paid a fee equal to the regular fee paid to a director. (Section 2.7)
•	Eliminating the provision requiring that the Chairman and President are ex officio members of all committees. (Sections 4.4 and 4.5)
The above description of the amendments is not complete and is qualified in its entirety by reference to the Company’s Amended and Restated By-laws, as amended, a copy of which is filed as Exhibit 3.2 to this report and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer

Dated: August 9, 2010

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer

Dated: August 9, 2010