Form 10-Q
period 2010-09-30
FAUQUIER BANKSHARES, INC.
filed 2010-11-08
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
Yes ☒ No ☐

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The registrant had 3,636,758 shares of common stock outstanding as of November 4, 2010.

FAUQUIER BANKSHARES, INC.

Index

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$5,703,579	$5,652,617
Interest-bearing deposits in other banks	68,070,938	20,546,596
Federal funds sold	7,302	9,154
Securities available for sale	46,986,127	36,692,094
Restricted investments	3,514,900	3,774,700
Loans, net of allowance for loan losses of $5,730,512 in 2010 and $5,481,963 in 2009	459,785,130	462,783,962
Bank premises and equipment, net	14,469,773	14,025,745
Accrued interest receivable	1,592,518	1,495,085
Other real estate owned, net of valuation allowance	2,821,000	2,479,860
Other assets	21,401,815	21,022,655
Total assets	$624,353,082	$568,482,468

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	67,620,634	68,469,699
Interest-bearing:
NOW accounts	166,169,865	83,395,687
Savings accounts	50,347,207	47,718,188
Money market accounts	68,001,961	58,740,375
Time certificates of deposit	193,182,911	207,662,808
Total interest-bearing	477,701,944	397,517,058
Total deposits	545,322,578	465,986,757

Federal funds purchased	-	-
Federal Home Loan Bank advances	25,000,000	50,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	5,797,876	5,732,869
Commitments and contingencies	-	-
Total liabilities	580,244,454	525,843,626

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2010: 3,636,758 shares (includes nonvested shares of 33,772); 2009: 3,594,685 shares (includes nonvested shares of 47,282)	11,277,346	11,103,371
Retained earnings	34,439,061	33,458,933
Accumulated other comprehensive income (loss), net	(1,607,779)	(1,923,462)
Total shareholders' equity	44,108,628	42,638,842

Total liabilities and shareholders' equity	$624,353,082	$568,482,468

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2010 and 2009

	2010	2009
Interest Income
Interest and fees on loans	$6,758,535	$6,741,498
Interest and dividends on securities available for sale:
Taxable interest income	290,865	307,862
Interest income exempt from federal income taxes	56,352	59,374
Dividends	8,259	22,291
Interest on federal funds sold	5	38
Interest on deposits in other banks	13,853	4,511
Total interest income	7,127,869	7,135,574

Interest Expense
Interest on deposits	1,279,051	1,310,379
Interest on federal funds purchased	1,278	15,698
Interest on Federal Home Loan Bank advances	254,361	274,382
Distribution on capital securities of subsidiary trusts	27,295	23,483
Total interest expense	1,561,985	1,623,942

Net interest income	5,565,884	5,511,632

Provision for loan losses	700,000	360,000

Net interest income after provision for loan losses	4,865,884	5,151,632

Other Income
Wealth management income	365,242	317,811
Service charges on deposit accounts	752,147	700,521
Other service charges, commissions and income	421,272	338,334
(Loss) on sale or impairment of other real estate owned	(58,671)	-
Gain on sale of investments	465,209	-
Net other than temporary impairment losses on securities recognized in earnings (includes total other than temporary impairment losses of $303,035, net of $198,881 gain recognized in other comprehensive income for the three months ended September 30, 2010 before tax benefit)	(501,916)	(245,741)
Total other income	1,443,283	1,110,925
Other Expenses
Salaries and benefits	2,644,321	2,677,232
Net occupancy expense of premises	453,877	387,895
Furniture and equipment	322,588	259,107
Marketing expense	175,817	184,127
Legal, audit and consulting expense	246,027	220,023
Federal Deposit Insurance Corporation expense	173,881	145,050
Data processing expense	239,806	232,563
Other operating expenses	732,153	877,643
Total other expenses	4,988,470	4,983,640

Income before income taxes	1,320,697	1,278,917

Income tax expense	338,328	322,982

Net Income	$982,369	$955,935

Earnings per Share, basic	$0.27	$0.27

Earnings per Share, assuming dilution	$0.27	$0.26

Dividends per Share	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2010 and 2009

	2010	2009
Interest Income
Interest and fees on loans	$20,172,788	$19,587,882
Interest and dividends on securities available for sale:
Taxable interest income	896,126	980,004
Interest income exempt from federal income taxes	172,329	178,759
Dividends	21,726	42,519
Interest on federal funds sold	16	194
Interest on deposits in other banks	37,931	11,488
Total interest income	21,300,916	20,800,846

Interest Expense
Interest on deposits	3,891,083	4,310,152
Interest on federal funds purchased	1,314	38,544
Interest on Federal Home Loan Bank advances	720,142	770,743
Distribution on capital securities of subsidiary trusts	67,124	88,703
Total interest expense	4,679,663	5,208,142

Net interest income	16,621,253	15,592,704

Provision for loan losses	1,450,000	920,000

Net interest income after provision for loan losses	15,171,253	14,672,704

Other Income
Wealth management income	1,027,649	814,855
Service charges on deposit accounts	2,019,088	2,026,642
Other service charges, commissions and income	1,145,354	1,157,138
(Loss) on sale or impairment of other real estate owned	(119,810)	(135,759)
Gain on sale of investments	552,627	-
Net other than temporary impairment losses on securities recognized in earnings (includes total other than temporary impairment losses of $579,313, net of $398,276 gain recognized in other comprehensive income for the nine months ended September 30, 2010 before tax benefit)	(977,589)	(412,129)
Total other income	3,647,319	3,450,747

Other Expenses
Salaries and benefits	7,894,945	7,362,842
Net occupancy expense of premises	1,397,183	1,013,204
Furniture and equipment	931,405	808,388
Marketing expense	496,679	492,485
Legal, audit and consulting expense	807,979	1,032,927
Federal Deposit Insurance Corporation expense	526,960	675,150
Data processing expense	758,612	906,486
Other operating expenses	2,270,072	2,292,895
Total other expenses	15,083,835	14,584,377

Income before income taxes	3,734,737	3,539,074

Income tax expense	937,903	936,550

Net Income	$2,796,834	$2,602,524

Earnings per Share, basic	$0.77	$0.72

Earnings per Share, assuming dilution	$0.77	$0.72

Dividends per Share	$0.60	$0.60

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2010 and 2009

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2008	$11,036,687	$32,668,530	$(2,217,280)		$41,487,937
Comprehensive income:
Net income		2,602,524		2,602,524	2,602,524
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of tax of $21,446				41,630
Add: reclassification adjustments for other than temporary impairment, net of tax of $101,731				310,398
Other comprehensive income net of tax of $123,177			352,028	352,028	352,028
Total comprehensive income				2,954,552
Cash dividends ($.60 per share)		(2,158,322)			(2,158,322)
Amortization of unearned compensation,
restricted stock awards		218,843			218,843
Issuance of common stock - nonvested
shares (10,585 shares)	33,131	(33,131)			-
Exercise of stock options	33,553	64,487			98,040
Balance, September 30, 2009	$11,103,371	$33,362,931	$(1,865,252)		$42,601,050

Balance, December 31, 2009	$11,103,371	$33,458,933	$(1,923,462)		$42,638,842
Comprehensive income:
Net income		2,796,834		$2,796,834	2,796,834
Other comprehensive income net of tax:
Interest rate swap (cash flow hedge), net of tax benefit of $88,131				(171,078)
Add: Change in beneficial obligation for defined plan, net of tax of $94,864				184,149
Unrealized holding losses on securities available for sale, net of tax of $11,405				22,137
Less: gain on sale of securities available for sale, net net of tax benefit of $187,893				(364,734)
Add: reclassification adjustments for other than temporary impairment, net of tax of $332,380				645,209
Other comprehensive income net of tax of $162,625			315,683	315,683	315,683
Total comprehensive income				3,112,517
Cash dividends ($.60 per share)		(2,178,612)			(2,178,612)
Amortization of unearned compensation, restricted stock awards		281,848			281,848
Issuance of common stock - nonvested shares (28,847 shares)	90,291	(90,291)			-
Issuance of common stock - vested shares (6,522 shares)	20,414	69,459			89,873
Exercise of stock options	63,270	100,890			164,160
Balance, September 30, 2010	$11,277,346	$34,439,061	$(1,607,779)		$44,108,628

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows from Operating Activities
Net income	$2,796,834	$2,602,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	931,407	602,622
Provision for loan losses	1,450,000	920,000
Loss on impairment of other real estate	58,085	-
Loss on sale of other real estate	61,725	135,759
(Gain) on sale of securities	(552,627)	-
Loss on impairment of securities	977,589	412,129
Amortization (accretion) of security premiums, net	50,431	(32,079)
Amortization of unearned compensation, net of forfeiture	281,848	218,843
Changes in assets and liabilities:
(Increase) in other assets	(639,219)	(257,471)
Increase in other liabilities	84,810	757,163
Net cash provided by operating activities	5,500,883	5,359,490

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	10,499,027	-
Proceeds from maturities, calls and principal payments of securities available for sale	12,027,291	7,127,108
Purchase of securities available for sale	(32,837,240)	(6,689,614)
Purchase of premises and equipment	(1,375,435)	(4,808,664)
Sale proceeds (purchase) of other bank stock	259,800	(719,900)
Net decrease (increase) in loans	270,832	(21,632,692)
Proceeds from sale of other real estate owned	817,050	869,626
Net cash used in investing activities	(10,338,675)	(25,854,136)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	93,815,718	2,136,077
Net (decrease) increase in certificates of deposit	(14,479,897)	33,137,651
Federal Home Loan Bank advances	-	170,000,000
Federal Home Loan Bank principal repayments	(25,000,000)	(165,000,000)
Purchase of federal funds	-	(8,275,000)
Cash dividends paid on common stock	(2,178,612)	(2,158,322)
Issuance of common stock	254,033	98,040
Net cash provided by financing activities	52,411,242	29,938,446

Increase in cash and cash equivalents	47,573,450	9,443,800

Cash and Cash Equivalents
Beginning	26,208,367	11,023,162

Ending	$73,781,817	$20,466,962
Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$4,746,676	$5,419,609

Income taxes	$1,596,000	$1,106,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain on securities available for sale, net of tax effect	$22,137	$41,630

Change in market value of interest rate swaps	$(171,000)	$-

Other real estate acquired in settlement of loans	$1,278,000	$-

See accompanying Notes to Consolidated Financial Statements.

Index

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2010 and December 31, 2009 and the results of operations for the three and nine months ended September 30, 2010 and  2009.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to Statement of Financial Accounting Standard (“SFAS”) No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Index

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.”  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.”  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

Index

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2010
Obligations of U.S. Government corporations and agencies	$38,744,005	$666,456	$(1,415)	$39,409,046
Obligations of states and political subdivisions	5,467,817	438,189	-	5,906,006
Corporate Bonds	4,363,697	-	(3,030,554)	1,333,143
Mutual Funds	324,216	7,216	-	331,432
FHLMC Preferred Bank Stock	18,500	-	(12,000)	6,500
	$48,918,235	$1,111,861	$(3,043,969)	$46,986,127

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2009
Obligations of U.S. Government corporations and agencies	$27,837,619	$916,798	$(25,592)	$28,728,825
Obligations of states and political subdivisions	5,569,586	163,021	(8,758)	5,723,849
Corporate Bonds	5,341,286	-	(3,428,830)	1,912,456
Mutual Funds	315,715	-	(3,451)	312,264
FHLMC Preferred Bank Stock	18,500	-	(3,800)	14,700
	$39,082,706	$1,079,819	$(3,470,431)	$36,692,094

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2010
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	11,079,307	11,092,241
Due after five years through ten years	5,839,683	6,070,525
Due after ten years	31,656,529	29,485,429
Equity securities	342,716	337,932
	$48,918,235	$46,986,127

There were $502,000 of impairment losses on securities in the quarter ended September 30, 2010 and $246,000 of impairment losses in the quarter ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, impairment losses on securities were $978,000 and $412,000, respectively.

Eight securities with a total amortized cost of $8.5 million were sold in the quarter ended September 30, 2010 for a gain of $465,000. For the nine months ended September 30, 2010, nine securities, with a total amortized cost of $9.9 million, were sold at a gain of $553,000. During the quarter ended September 30, 2010, the eight securities were sold in order to ensure the recognition of current value that had future exposure to prepayment risk. During the nine months ended September 30, 2010, an additional bond was sold because of its relatively longer term contractual duration and its inherent extension risk of an additional two years of duration if market interest rates increase in the future. The tax expense on these gains on sale totaled $188,000. There were no securities sold in the three and nine months ended September 30, 2009.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009, respectively.

Index

September 30, 2010	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S.
Government corporations and agencies	$1,997,390	$(1,415)	$-	$-	$1,997,390	$(1,415)
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds	-	-	1,333,143	(3,030,554)	1,333,143	(3,030,554)
Subtotal, debt securities	1,997,390	(1,415)	1,333,143	(3,030,554)	3,330,533	(3,031,969)
Mutual funds	-	-	-	-	-	-
FHLMC preferred bank stock	6,500	(12,000)	-	-	6,500	(12,000)
Total	$2,003,890	$(13,415)	$1,333,143	$(3,030,554)	$3,337,033	$(3,043,969)

December 31, 2009	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S.
Government corporations and agencies	$3,030,782	$(25,592)	$-	$-	$3,030,782	$(25,592)
Obligations of states and political subdivisions	312,667	(174)	275,475	(8,584)	588,142	(8,758)
Corporate bonds	-	-	1,912,456	(3,428,830)	1,912,456	(3,428,830)
Subtotal, debt securities	3,343,449	(25,766)	2,187,931	(3,437,414)	5,531,380	(3,463,180)
Mutual funds	-	-	312,263	(3,451)	312,263	(3,451)
FHLMC preferred bank stock	14,700	(3,800)	-	-	14,700	(3,800)
Total	$3,358,149	$(29,566)	$2,500,194	$(3,440,865)	$5,858,343	$(3,470,431)

The nature of securities which are temporarily impaired for a continuous 12 month period or more at September 30, 2010 consists of four corporate bonds with a cost basis totaling $4.36 million and a temporary loss of approximately $3.03 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody’s Analytics employs a two step discounted cash-flow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. Each of the four trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions. They have an estimated maturity of approximately 24 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”).  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the other than temporary impairment (“OTTI’) test under authoritative accounting guidance as of September 30, 2010. All four bonds totaling $1.33 million at fair value, are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 4.

Additional information regarding each of the pooled trust preferred securities as of September 30, 2010 follows:

Index

Cost, net of OTTI loss	Fair Value	Percent of Underlying Current Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Compreshensive Loss, net of tax benefit
$ 359,294	$91,102	53.0%	31.3%	15.7%	broken	Ca	$640,706	$177,006
1,822,050	614,757	76.3%	11.7%	12.0%	broken	Ca	177,950	$796,813
1,627,760	544,255	71.2%	22.5%	6.3%	broken	Ca	372,240	$715,113
554,593	83,029	65.0%	23.0%	12.0%	broken	Ca	445,407	$311,232
$ 4,363,697	$1,333,143						$1,636,303	$2,000,165

_________
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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification (“ASC”) 320-10-35-34D):

Available for sale
Beginning balance as of December 31, 2009	$658,714

Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	372,240

Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	605,349

Less: Realized losses for securities sold	-

Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	-

Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	-

Ending balance as of September 30, 2010	$1,636,303

The market value of securities pledged to secure deposits and for other purposes amounted to $42.6 million and $23.7 million at September 30, 2010 and December 31, 2009, respectively.

Index

The amortized cost and fair value of restricted securities follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:				-
Federal Home Loan Bank Stock	3,365,900	-	-	3,365,900
Federal Reserve Bank Stock	99,000	-	-	99,000
Community Bankers' Bank Stock	50,000	-	-	50,000
	$3,514,900	$-	$-	$3,514,900

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:				-
Federal Home Loan Bank Stock	3,625,700	-	-	3,625,700
Federal Reserve Bank Stock	99,000	-	-	99,000
Community Bankers' Bank Stock	50,000	-	-	50,000
	$3,774,700	$-	$-	$3,774,700

The Company’s restricted investments include an equity investment in the Federal Home Loan Bank of Atlanta (“FHLB”). FHLB stock is generally viewed as a long term investment and as a restricted investment which is carried at cost because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividends during 2009, the Company does not consider this investment to be other than temporarily impaired at September 30, 2010, and no impairment has been recognized.

Note 3.	Loans

A summary of the balances of loans follows:

	September 30,	December 31,
	2010	2009
	(Thousands)
Real estate loans:
Construction	$27,519	$33,003
Secured by farmland	1,087	948
Secured by 1 - to - 4 family residential	189,020	193,709
Other real estate loans	196,987	186,463
Commercial and industrial loans (not secured by real estate)	29,338	29,286
Consumer installment loans	7,535	10,390
All other loans	14,240	14,559
Total loans	$465,726	$468,358
Unearned income	(210)	(92)
Allowance for loan losses	(5,731)	(5,482)
Net loans	$459,785	$462,784

Of the $197.0 million in other real estate loans at September 30, 2010, $97.1 million or 49.3% were owner occupied. Of the $186.5 million in other real estate loans at December 31, 2009, $100.3 million or 53.8% were owner occupied.

Index

Note 4.	Allowance for Loan Losses

Analysis of the allowance for loan losses follows:
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Twelve Months Ended December 31, 2009
Balance at beginning of year	$5,481,963	$4,779,662	$4,779,662
Provision for loan losses	1,450,000	920,000	1,710,000
Recoveries of loans previously charged-off	83,005	77,096	81,106
Loan losses charged-off	(1,284,456)	(555,723)	(1,088,805)
Balance at end of year	$5,730,512	$5,221,035	$5,481,963

Non-performing assets consist of the following:

	September 30, 2010	December 31, 2009	September 30, 2009
Impaired loans for which an allowance has been provided	$965,317	$3,213,516	$3,137,846
Impaired loans for which no allowance has been provided	547,115	175,429	1,832,247
	$1,512,432	$3,388,945	$4,970,093

Allowance provided for impaired loans, included in the allowance for loan losses	$764,800	$1,163,072	$1,425,051

	Nine Months Ended September 30, 2010	Twelve Months Ended December 31, 2009	Nine Months Ended September 30, 2009
Average balance in impaired loans	$1,558,044	$3,631,937	$4,978,382

Interest income recognized on impaired loans	$46,806	$148,490	$171,440

Total loans past due 90 days or more and still accruing interest were $916,000 at September 30, 2010, and $354,000 and $448,000 on December 31, 2009, and September 30, 2009, respectively.

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

(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Non-accrual loans	$2,070	$3,410	$4,332
Restructured loans	-	-	-
Other real estate owned	2,821	2,480	$2,029
Other repossessed assets owned	21	54	68
Non-performing corporate bond investments, at fair value	1,333	1,126	634
Total non-performing assets	$6,245	$7,070	$7,063

Allowance for loan losses to total loans, period end	1.23%	1.17%	1.13%
Non-accrual loans to total loans, period end	0.44%	0.73%	0.94%
Allowance for loan losses to non-accrual loans, period end	276.84%	160.76%	120.52%
Non-performing assets to total assets, period end	1.00%	1.24%	1.29%

Index

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

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (“Trust II”).  Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due in 2036.  The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.

Total capital securities at September 30, 2010 and December 31, 2009 were $4,124,000 for both respective dates.  The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date.  The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company.  The capital securities are guaranteed by the Company on a subordinated basis.

Note 6.	Derivative Instruments and Hedging Activities

Generally accepted accounting principles require that all derivatives be recognized in the Consolidated Financial Statements at their fair values.  On the date that the derivative contract was entered into, the Company designated the derivative as a hedge of variable cash flows to be paid in conjunction with recognized liabilities, or a cash-flow hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings.  The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income.

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods.  The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period income in the statement of income.

The Company follows generally accepted accounting principles, “Disclosures about Derivative Instruments and Hedging Activities”, which includes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

Index

The Company entered into an interest rate swap agreement on July 1, 2010.  The Bank uses the interest rate swap to reduce interest rate risks and to manage interest income, specifically with regard to the interest rate expense on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability priced at three month LIBOR plus 1.70% into a fixed rate liability priced at 4.91% (consisting of 3.21% for the swap, plus 1.70%) through 2020.  Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income.  These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

The effects of derivative instruments on the Consolidated Financial Statements for September 30, 2010 are as follows:

Derivatives at dates shown:

(Dollars in thousands)	September 30, 2010
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap - 10 year cash flow	$4,000	$3,741	Other liabilities	9/15/2020	3.21%

		September 30, 2010
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) 2010	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap - 10 year cash flow	$(259)	Not applicable	$-

Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest income monthly at the fixed rate shown above.

The net interest expense on the interest rate swap was $4,863 for both the three and nine month periods ended September 30, 2010.

Note 7.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.  Dilutive potential common stock had no effect on income available to common shareholders.

Index

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,636,638	$0.27	3,597,602	$0.27

Effect of dilutive securities, stock-based awards	16,960		12,558

	3,653,598	$0.27	3,610,160	$0.26

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,623,733	$0.77	3,591,796	$0.72

Effect of dilutive securities, stock-based awards	16,166		9,068

	3,639,899	$0.77	3,600,864	$0.72

All shares in circulation were dilutive and included in the calculation above at September 30, 2010 and September 30, 2009.

Note 8.	Stock-Based Compensation

Stock Incentive Plan (2009)

On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long-Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and employees of the Company.  The effective date of the Plan is March 19, 2009, the date the Company’s Board approved the Plan, and the Plan has a termination date of December 31, 2019.  The Company’s Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met. The restricted shares for non-executive directors are not subject to vesting requirements, but are generally subject to three year restrictions of sale.

The Company did not grant stock options during the nine months ended September 30, 2010 or September 30, 2009. The Company previously has issued stock options to non-employee directors and employees under its Omnibus Stock Ownership and Long-Term Incentive Plan.

A summary of the status of the options granted under the above described plans is presented below:

Index

	Nine Months Ended September 30, 2010
	Number of Shares	Weighted Average Exercise Price	Average Intrinsic Value (1)

Outstanding at January 1, 2010	62,480	$9.96
Granted	- -
Exercised	(20,214)	8.12
Forfeited	- -
Outstanding at September 30, 2010	42,266	$10.84

Exercisable at end of quarter	42,266		$ 91,373
Weighted-average fair value per option of options granted during the year	-		`

(1)
The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the    September 30, 2010 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2010.  This amount changes based on the changes in the market value of the Company’s stock.

The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $161,271 and $35,838, respectively.

The Company has granted awards of shares to executive officers and non-employee directors under the above-described incentive plans: 9,784 shares and 15,050 shares of non-vested restricted stock to executive officers and 5,553 shares and 8,450 shares of vested restricted stock to non-executive directors on March 5, 2010 and February 18, 2009, respectively.

The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded.  The restricted shares issued to executive officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Compensation expense for non-vested shares amounted to $38,294 and $66,780, net of forfeiture, for the three months ended September 30, 2010 and 2009, respectively. Compensation expense for non-vested shares amounted to $281,848 and $218,843, net of forfeiture, for the nine months ended September 30, 2010 and 2009, respectively.   During the quarter ended March 31, 2010, the restricted shares previously issued to non-employee directors were no longer subject to a vesting period, and the previously deferred compensation expense on these shares, totaling an additional compensation expense of approximately $150,000, was fully recognized during the first quarter of 2010.

A summary of the status of the Company’s non-vested restricted shares granted under the above described plans is presented below:

	Nine Months Ended
	September 30, 2010
	Number of Shares	Weighted Average Price

Non-vested at January 1, 2010	47,282
Granted	15,337	$13.78
Vested	(28,847)
Non-vested at September 30, 2010	33,772

Index

As of September 30, 2010, there was $188,528 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over an approximate period of 29 months.

The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  They are also subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period. Compensation expense for performance-based stock rights amounted to $11,255 and $24,707 during the three months ended September 30, 2010 and 2009, respectively. Compensation expense for performance-based stock rights amounted to $79,049 and $63,586 during the nine months ended September 30, 2010 and 2009, respectively.

Note 9.	Employee Benefit Plan

The following table provides a reconciliation of the changes in the defined benefit pension plan’s obligations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009

Service cost	$-	$62,707
Interest cost	79,523	73,827
Expected return on plan assets	(64,176)	(65,839)
Amortization of transition (asset)	-	-
Amortization of prior service cost	-	-
Recognized net actuarial (gain) loss	382,347	-
Net periodic benefit cost	$397,694	$70,695

	Nine Months Ended September 30,
	2010	2009

Service cost	$-	$188,121
Interest cost	238,569	221,481
Expected return on plan assets	(192,528)	(197,517)
Amortization of transition (asset)	-	-
Amortization of prior service cost	-	-
Recognized net actuarial (gain) loss	568,960	-
Net periodic benefit cost	$615,001	$212,085

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

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that there were no contributions made to its pension plan in 2009.  Based on the September 30, 2010 value of assets of $6,159,632 and an estimated liability of approximately $6,864,000 projected as of December 1, 2010, the Company estimates that an additional contribution of approximately $704,000 will be required to fund the plan termination settlement. Approximately $398,000 and $615,000 of this additional contribution has been accrued and expensed in the quarter and nine month period ended September 30, 2010, respectively, and the remaining $89,000 will be accrued and expensed during the quarter ended December 30, 2010.

Defined benefit pension plan expenses are projected to be approximately $704,000 in 2010 and zero in 2011 and thereafter due to the curtailment. Expenses for the 401(k) plan were $150,000 and $450,000 for the three and nine month periods ended September 30, 2010, respectively. Expenses for the 401(k) plan are projected to be approximately $625,000 in 2010. Growth in 401(k) after 2010 is projected to increase approximately at the same rate of increase as salaries.

Index

Note 10.	Fair Value Measurement

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

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 –
Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

		Fair Value Measurements at Using
(In Thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Signicant Unobservable Inputs (Level 3)
Assets at September 30, 2010
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$39,409	$-	$39,409	$-
Obligations of states and political subdivisions	5,906	-	5,906	-
Corporate bonds	1,333	-	-	1,333
Mutual funds	331	331	-	-
FHLMC Preferred	7	-	7	-
Total assets at fair value	$46,986	$331	$45,322	$1,333

Liabilities at September 30, 2010
Interest rate swaps	$3,741	$-	$3,741	$-
Total liabilities at fair value	$3,741	$-	$3,741	$-

Assets at December 31, 2009
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$28,729	$-	$28,729	$-
Obligations of states and political subdivisions	5,724	-	5,724	-
Corporate bonds	1,912	-	-	1,912
Mutual funds	312	312	-	-
FHLMC Preferred	15	-	15	-
Total assets at fair value	$36,692	$312	$34,468	$1,912

Index

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

The following table presents the balances of financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 by levels within the valuation hierarchy:

Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the quarter ended September 30, 2010 were as follows:

(In Thousands)		Total Gains (Losses) Realized/Unrealized
Description	Balance January 1, 2010	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3	Balance September 30, 2010
Assets at September 30, 2010
Available-for-sale securities:
Corporate bonds	$1,912	$(978)	$(579)	$978	$1,333

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

Index

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at September 30, 2010
(In Thousands) Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$201	-	$108	$93
Other real estate owned	2,821	-	2,821	-

		Carrying value at December 31, 2009
(In Thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$2,050	-	$794	$1,256
Other real estate owned	2,480	-	2,480	-

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

Index

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

At September 30, 2010 and 2009, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

Index

	September 30, 2010		December 31, 2009
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and short-term investments	$73,775	$73,775	$26,199	$26,199
Federal funds sold	7	7	9	9
Securities	46,986	46,986	36,692	36,692
Restricted securities	3,515	3,515	3,775	3,775

Loans, net	459,785	484,071	462,784	477,100
Accrued interest receivable	1,593	1,593	1,495	1,495

Financial liabilities:
Deposits	$545,323	$540,739	$465,987	$467,600
FHLB advances	25,000	26,580	50,000	50,477
Federal funds purchased	-	-	-	-
Company obligated mandatorily redeemable capital securities	4,124	4,123	4,124	2,673
Interest rate swap	3,741	3,741	-	-
Accrued interest payable	546	546	613	613

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

Note 11.	Subsequent Events

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

Index

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

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,636,758 shares of common stock, par value $3.13 per share, held by approximately 417 holders of record on September 30, 2010.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

Index

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

As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Please see "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of September 30, 2010, the Company had total consolidated assets of $624.4 million, total loans net of allowance for loan losses of $459.8 million, total consolidated deposits of $545.3 million, and total consolidated shareholders’ equity of $44.1 million.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on three basic principles of accounting: (i) Accounting Standards Codification (“ASC”) 450 “Contingencies” (previously Statement of Financial Accounting Standards (“SFAS”) No. 5, "Accounting for Contingencies") which requires that losses be accrued when they are probable of occurring and estimable, (ii) ASC 310 “Receivables” (previously SFAS No. 114, "Accounting by Creditors for Impairment of a Loan") which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.

Index

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

Index

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

Net income of $982,000 for the third quarter of 2010 was a 2.8% increase from the net income for the third quarter of 2009 of $956,000. Loans, net of reserve, totaling $459.8 million at September 30, 2010, decreased 0.6% when compared with December 31, 2009, and increased 1.0% when compared with September 30, 2009. Deposits, totaling $545.3 million at September 30, 2010, increased 17.0% compared with year-end 2009, and increased 25.2% when compared with September 30, 2009.  Approximately $39.4 million of the total $109.8 million increase from September 30, 2009 to September 30, 2010 is of a temporary nature. Assets under WMS management, totaling $283.2 million in market value at September 30, 2010, decreased 6.6% from $303.1 million in market value at September 30, 2009.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may continue to increase in the last quarter of 2010 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

The Bank’s non-performing assets totaled $6.2 million or 1.00% of total assets at September 30, 2010, as compared with $7.1 million or 1.24% of total assets at December 31, 2009, and $7.1 million or 1.29% of total assets at September 30, 2009. Nonaccrual loans totaled $2.1 million or 0.44% of total loans at September 30, 2010 compared with $3.4 million or 0.73% of total loans at December 31, 2009, and $4.3 million or 0.94% of total loans at September 30, 2009. The provision for loan losses was $1.45 million for the first nine months of 2010 compared with $920,000 for the first nine months of 2009. Loan charge-offs, net of recoveries, totaled $1.2 million or 0.26% of total average loans for the first nine months of 2010, compared with $479,000 or 0.10% of total average loans for the first nine months of 2009. The $530,000 increase in the provision for loan losses from the first nine months of 2010 compared with the first nine months of 2009 was largely in response to the increase in loan charge-offs, partially offset by the decline in nonaccrual loans since December 2009. Total allowance for loan losses was $5.7 million or 1.23% of total loans at September 30, 2010 compared with $5.5 million or 1.17% of loans at December 31, 2009 and $5.2 million or 1.13% of loans at September 30, 2009.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

NET INCOME
Net income of $982,000 for the third quarter of 2010 was a 2.8% increase from the net income for the third quarter of 2009 of $956,000. Earnings per share on a fully diluted basis were $0.27 for the third quarter of 2010 compared with $0.26 for the third quarter of 2009. Profitability as measured by return on average assets decreased from 0.70% in the third quarter of 2009 to 0.66% for the same period in 2010. Profitability as measured by return on average equity decreased from 8.87% to 8.77% over the same respective quarters in 2009 and 2010.

NET INTEREST INCOME AND EXPENSE
Net interest income increased $54,000 or 1.0% to $5.57 million for the quarter ended September 30, 2010 from $5.51 million for the quarter ended September 30, 2009.  The increase in net interest income was due to the impact of total average earning assets increasing $41.7 million or 8.3% from $502.7 million during the third quarter of 2009 to $544.4 million during the third quarter of 2010.  This was partially offset by the Company’s net interest margin decreasing from 4.38% in the third quarter of 2009 to 4.14% in the third quarter of 2010.

Index

Total interest income decreased $8,000 or 0.1% to $7.13 million for the third quarter of 2010 from $7.14 million for the third quarter of 2009. This decrease was primarily due to the decrease in the yield on investment securities from third quarter 2009 to third quarter 2010.

The average yield on loans was 5.79% for the third quarter of 2010 compared with 5.86% for the third quarter of 2009. Average loan balances increased $12.3 million or 2.7% from $456.6 million during the third quarter of 2009 to $468.9 million during the third quarter of 2010. The increase in loans outstanding, partially offset by the seven basis point decrease in the tax equivalent yield on loans from third quarter 2009 to third quarter 2010, resulted in a $17,000 or 0.3% increase in interest and fee income from loans for the third quarter of 2010 compared with the same period in 2009.

Average investment security balances increased $9.6 million from $37.5 million in the third quarter of 2009 to $47.1 million in the third quarter of 2010. The tax-equivalent average yield on investments decreased from 4.48% for the third quarter of 2009 to 3.26% for the third quarter of 2010. Together, there was a decrease in interest and dividend income on security investments of $34,000 or 8.7%, from $389,000 for the third quarter of 2009 to $355,000 for the third quarter of 2010.  This decrease was partially due to the suspension of interest payments on the Bank’s investment in pooled trust-preferred corporate bonds during 2010. Interest income on deposits in other banks increased $9,000 from third quarter 2009 to third quarter 2010.

Total interest expense decreased $62,000 or 3.8% from $1.62 million for the third quarter of 2009 to $1.56 million for the third quarter of 2010 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $31,000 or 2.4% from $1.31 million for the third quarter of 2009 to $1.28 million for the third quarter of 2010. Average NOW deposit balances increased $43.8 million from the third quarter of 2009 to the third quarter of 2010, while the average rate on NOW accounts increased from 0.47% to 0.56%, resulting in an increase of $80,000 in NOW interest expense for the third quarter of 2010.  Average money market account balances increased $4.0 million from third quarter 2009 to third quarter 2010, while their average rate increased from 0.57% to 0.68% over the same period, resulting in a increase of $24,000 of interest expense for the third quarter of 2010. Average savings account balances increased $8.4 million from the third quarter of 2009 to the third quarter of 2010 while the average rate on savings deposits decreased from 0.65% to 0.36%, resulting in a decrease of $24,000 in interest expense for the third quarter of 2010.  Average time deposit balances increased $9.3 million from the third quarter of 2009 to the third quarter of 2010 while the average rate on time deposits decreased from 2.27% to 1.93%, resulting in a decrease of $111,000 in interest expense for the third quarter of 2010.

Interest expense on FHLB of Atlanta advances decreased $20,000 from the third quarter of 2009 to the third quarter of 2010. Average FHLB of Atlanta advances decreased from $49.5 million for the third quarter of 2009 to $28.2 million for the third quarter of 2010. This was partially offset by an increase in the average rate paid on FHLB advances from 2.20% for the September 2009 quarter to 3.58% for the September 2010 quarter.  The average rate on total interest-bearing liabilities decreased from 1.51% for the third quarter of 2009 to 1.33% for the third quarter of 2010.

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

Index

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Average	Income/	Average	Average	Income/	Average
ASSETS:	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$452,232	$6,597	5.79%	$446,344	$6,599	5.87%
Tax-exempt (1)	13,875	244	6.99%	8,252	150	7.19%
Nonaccrual (2)	2,800	-	-	2,048	-	-
Total Loans	468,907	6,841	5.79%	456,644	6,749	5.86%

Securities
Taxable	41,304	299	2.90%	31,954	330	4.13%
Tax-exempt (1)	5,808	85	5.88%	5,575	90	6.45%
Total securities	47,112	384	3.26%	37,529	420	4.48%

Deposits in banks	28,422	14	0.19%	8,506	5	0.21%
Federal funds sold	7	-	0.25%	64	-	0.25%
Total earning assets	544,448	7,239	5.28%	502,743	7,174	5.66%

Less: Reserve for loan losses	(5,616)			(5,204)
Cash and due from banks	5,479			5,863
Bank premises and equipment, net	14,597			11,994
Other real estate owned	2,391			2,029
Other assets	22,627			21,585

Total Assets	$583,926			$539,010

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits
Demand deposits	$67,205			$63,139

Interest-bearing deposits
NOW accounts	121,950	173	0.56%	78,102	93	0.47%
Money market accounts	66,848	115	0.68%	62,894	91	0.57%
Savings accounts	50,423	45	0.36%	42,054	69	0.65%
Time deposits	194,145	946	1.93%	184,797	1,057	2.27%
Total interest-bearing deposits	433,366	1,279	1.17%	367,847	1,310	1.41%

Federal funds purchased	609	1	0.83%	5,624	16	1.11%
Federal Home Loan Bank advances	28,152	255	3.58%	49,511	274	2.20%
Capital securities of subsidiary trust	4,124	27	2.63%	4,124	24	2.26%
Total interest-bearing liabilities	466,251	1,562	1.33%	427,106	1,624	1.51%

Other liabilities	6,027			6,027
Shareholders' equity	44,443			42,738

Total Liabilities & Shareholders' Equity	$583,926			$539,010

Net interest spread		$5,677	3.95%		$5,550	4.16%
			1.14%			1.28%
Interest expense as a percent of average earning assets			4.14%			4.38%
Net interest margin

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

Index

RATE / VOLUME VARIANCE
(In Thousands)
Three Months Ended September 30, 2010 Compared to
Three Months Ended September 30, 2009

		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$(2)	$87	(89)
Loans; tax-exempt (1)	94	102	(8)
Securities; taxable	(31)	97	(128)
Securities; tax-exempt (1)	(5)	4	(9)
Deposits in banks	9	12	(3)
Federal funds sold	-	-	-
Total Interest Income	65	302	(237)

INTEREST EXPENSE
NOW accounts	80	52	28
Money market accounts	24	6	18
Savings accounts	(24)	14	(38)
Time deposits	(111)	54	(165)
Federal funds purchased and securities sold under agreements to repurchase	(14)	(14)	-
Federal Home Loan Bank advances	(20)	(118)	98
Capital securities of subsidiary trust	3	-	3
Total Interest Expense	(62)	(6)	(56)
Net Interest Income	$127	$308	$(181)

(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $700,000 for the third quarter of 2010, compared with $360,000 for the third quarter of 2009. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. The increase in provision for the quarter ended September 30, 2010 primarily reflects the increase in net year-to-date loan charge-offs. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

OTHER INCOME
Total other income increased by $332,000 or 29.9% from $1.11 million for the third quarter of 2009 to $1.44 million in the third quarter of 2010. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. The increase in other income was primarily due to the $52,000 increase in service charges on deposits, the $47,000 increase in Wealth Management income, and the $465,000 gain on the sale of securities, partially offset by the $256,000 increase on the other-than-temporary-impairment loss of the Bank’s pooled trust preferred security portfolio.

Wealth Management income increased $47,000 or 14.9% from the third quarter of 2009 to the third quarter of 2010, as assets under management increased from year to year, primarily due to the increase in overall stock market valuations as well as the growth in new customer relationships and brokerage revenues.

Service charges on deposit accounts increased $52,000 or 7.4% to $752,000 for the third quarter of 2010 compared to one year earlier. Due to changes in regulations regarding customer usage of overdraft protection services, service charges on deposit accounts may decline during the fourth quarter of 2010, and continue its decline into 2011. Whether this is a temporary change to customer preferences for overdraft protection, or a more permanent structural change, is difficult to determine at this point in time.

Index

Other service charges, commissions and fees increased $84,000 in third quarter of 2010 compared with the third quarter of 2009 primarily due to the increase in fees on interchange transactions. Also included in other service charges, commissions, and income is Bank Owned Life Insurance (“BOLI”) income, which was $104,000 during the third quarter of 2010 compared with $103,000 one year earlier.  Total BOLI was $11.1 million at September 30, 2010, compared with $10.7 million one year earlier.

OTHER EXPENSE
Total other expense decreased $5,000 or 0.1% during the third quarter of 2010 compared with the third quarter of 2009. Salaries and employees’ benefits decreased $33,000 or 1.2%. The decrease in salary and employee benefits reflects the $190,000 reversal of an accrual for incentive compensation in the third quarter of 2010 compared with an accrual of $191,000 in 2009, partially offset by a $338,000 increase in retirement benefits. The incentive accrual was reversed in anticipation that incentive compensation will be substantially eliminated for 2010. The pension expense increase is the result of the termination of the Bank’s defined-benefit pension plan and enhancement of its defined-contribution 401(k) plan. For additional information regarding retirement benefits, see “Employee Benefit Plan” in Note 9 of the Notes to Consolidated Financial Statements contained herein. Additionally, salary and other benefit expenses increased due to the impact of staffing the Haymarket office in 2010 that was absent in 2009. Active full-time equivalent personnel totaled 162 at September 30, 2010 compared with 153 at September 30, 2009.  The increase in full-time equivalent personnel was primarily due to the staffing of the Haymarket office, which opened since the third quarter of 2009.

The Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 the Board approved to replace the defined benefit pension plan with an enhanced 401(k) plan.  Defined benefit pension plan expenses are projected to be approximately $704,000 in 2010 and zero in 2011 and thereafter, due to the termination of the defined benefit plan. Expenses for the 401(k) plan are projected to be approximately $625,000 in 2010. Growth in 401(k) expenses after 2010 is projected to increase approximately at the same rate of increase as salaries.

The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. For the remainder of 2010, the Company plans to add no new full-time positions and expects to fill four currently vacant positions.

Net occupancy expense increased $66,000 or 17.0%, and furniture and equipment expense increased $63,000 or 24.5%, from the third quarter of 2009 to the third quarter to 2010. The increase in occupancy expense and furniture and equipment expense primarily reflects the increases in rent, building depreciation, and furniture and equipment depreciation associated with the opening of the Haymarket branch office, and the new location of the Warrenton-View Tree office, neither of which were in operation during the third quarter of 2009.

Marketing expense decreased $8,000 or 4.5% from $184,000 for the third quarter of 2009 to $176,000 for the third quarter of 2010. Marketing expenses for all of 2010 are projected to be approximately the same as 2009.

Legal, accounting and consulting expense increased $26,000 or 11.8% in the third quarter of 2010 compared with the third quarter of 2009. The increase of legal, accounting and consulting expense compared with the 2009 reflects timing differences in legal fees.

FDIC deposit insurance expense increased 19.9% from $145,000 for the third quarter of 2009 to $174,000 for the third quarter of 2010. Projections of future FDIC expense are difficult when taking into consideration the possibility of additional special assessments required by the FDIC.

Index

Data processing expense increased $7,000 or 3.1% for the third quarter of 2010 compared with the same time period in 2009. The Bank outsources much of its data processing to a third-party vendor. The growth in expense reflects the growth in the Bank’s deposit transactions.

Other operating expenses decreased $145,000 or 16.6% in the third quarter of 2010 compared with the third quarter of 2009, primarily due to the reduction in non-loan charge-offs, as well as reduced office supply and director compensation expenses.

INCOME TAXES
Income tax expense was $338,000 for the quarter ended September 30, 2010 compared with $323,000 for the quarter ended September 30, 2009. The effective tax rates were 25.6% and 25.3% for the third quarter of 2010 and 2009, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

NET INCOME
Net income of $2.80 million for the first nine months of 2010 was a 7.5% increase from the net income for the first nine months of 2009 of $2.60 million. Earnings per share on a fully diluted basis were $0.77 for the first nine months of 2010 compared to $0.72 for the first nine months of 2009. Profitability as measured by return on average assets decreased from 0.66% for the first nine months of 2009 to 0.64% for the first nine months of 2010. Profitability as measured by return on average equity increased from 8.26% to 8.52% over the same respective nine month periods in 2009 and 2010. The increase in net income and the corresponding profitability measures was primarily due to the $1.03 million increase in net interest income in the first nine months of 2010 compared with the first nine months of 2009, partially offset by the $734,000 increase in pension and 401(k) contribution expenses.

NET INTEREST INCOME AND EXPENSE
Net interest income increased $1.03 million or 6.6% to $16.62 million for the nine months ended September 30, 2010 from $15.59 million for the nine months ended September 30, 2009.  The increase in net interest income was due to the impact of total average earning assets increasing 9.3% from $493.0 million during the first nine months of 2009 to $539.0 million during the first nine months of 2010.  This was partially offset by the the Company’s net interest margin decreasing from 4.28% in the first nine months of 2009 to 4.21% in the first nine months of 2010.

Total interest income increased $500,000 or 2.4% to $21.30 million for the first nine months of 2010 from $20.80 million for the first nine months of 2009. This increase was primarily due to the increase in total average earning assets of $46.0 million from the first nine months of 2009 to the first nine months of 2010. This was partially offset by the 32 basis point decrease in the yield on average assets from 5.69% to 5.37% over the same time period.

The average yield on loans was 5.83% for the first nine months of 2010 compared with 5.85% for the first nine months of 2009. Average loan balances increased $18.6 million or 4.1% from $449.8 million during the first nine months of 2009 to $468.4 million during the first nine months of 2010. The increase in loans outstanding resulted in a $585,000 or 3.0% increase in interest and fee income from loans for the first nine months of 2010 compared with the same period in 2009.

Average investment security balances increased $7.0 million from $36.6 million in the first nine months of 2009 to $43.6 million in the first nine months of 2010. The tax-equivalent average yield on investments decreased from 4.71% for the first nine months of 2009 to 3.61% for the first nine months of 2010. Together, there was a decrease in interest and dividend income on security investments of $111,000 or 9.2%, from $1.20 million for the first nine months of 2009 to $1.09 million for the first nine months of 2010.  This decrease was partially due to the suspension of interest payments on the Bank’s investment in pooled trust-preferred corporate bonds during the first nine months of 2010. Interest income on deposits in other banks decreased $27,000 from the first nine months of 2009 to the first nine months of 2010.

Index

Total interest expense decreased $528,000 or 10.1% from $5.21 million for the first nine months of 2009 to $4.68 million for the first nine months of 2010 primarily due to the overall decline in shorter-term market interest rates. Interest paid on deposits decreased $419,000 or 9.7% from $4.31 million for the first nine months of 2009 to $3.89 million for the first nine months of 2010. Average NOW deposit balances increased $29.2 million from the first nine months of 2009 to the first nine months of 2010, and the average rate on NOW accounts increased from 0.43% to  0.61%, resulting in an increase of $238,000 in NOW interest expense for the first nine months of 2010.  Average money market account balances decreased $4.7 million from first nine months 2009 to first nine months 2010, while their average rate decreased from 0.79% to 0.73% over the same period, resulting in a decrease of $56,000 of interest expense for the first nine months of 2010. Average savings account balances increased $13.7 million from the first nine months of 2009 to the first nine months of 2010 while the average rate on savings deposits increased from 0.43% to 0.44%, resulting in a increase of $46,000 in interest expense for the first nine months of 2010.  Average time deposit balances increased $25.7 million from the first nine months of 2009 to the first nine months of 2010 while the average rate on time deposits decreased from 2.76% to 1.96%, resulting in a decrease of $647,000 in interest expense.  The average rate paid on all interest-bearing deposits for the first nine months of 2010 was 1.25%, as compared with 1.63% one year earlier.

Interest expense on FHLB of Atlanta advances decreased $51,000 from the first nine months of 2009 to the first nine months of 2010 due to the one-time gain of $85,000 generated from the early repayment of one $10.0 million FHLB advance during the quarter ended June 30, 2010, partially offset by an increase in the average rate paid. The average rate paid on FHLB advances increased from 1.88% for the first nine months of 2009 to 2.33% for the first nine months of 2010 due to the strategic lengthening of advance maturities in order to better offset the potential negative impact of future increases in short-term interest rates. The average rate on total interest-bearing liabilities decreased from 1.67% for the first nine months of 2009 to 1.35% for the first nine months of 2010.

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

Index

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars in Thousands)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average	Income/	Average	Average	Income/	Average
ASSETS:	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$451,170	$19,687	5.83%	$439,632	$19,254	5.86%
Tax-exempt (1)	14,010	736	7.04%	8,411	441	6.94%
Nonaccrual (2)	3,207	-	-	1,719	-	-
Total Loans	468,387	20,423	5.83%	449,762	19,695	5.85%

Securities
Taxable	37,869	918	3.23%	31,061	1,023	4.39%
Tax-exempt (1)	5,735	261	6.07%	5,537	271	6.52%
Total securities	43,604	1,179	3.61%	36,598	1,294	4.71%

Deposits in banks	27,039	38	0.19%	6,535	11	0.24%
Federal funds sold	8	-	0.25%	102	-	0.25%
Total earning assets	539,038	21,640	5.37%	492,997	21,000	5.69%

Less: Reserve for loan losses	(5,545)			(5,034)
Cash and due from banks	5,841			8,041
Bank premises and equipment, net	14,539			10,154
Other real estate owned	2,403			2,357
Other assets	22,499			19,081

Total Assets	$578,775			$527,596

LIABILITIES &
SHAREHOLDERS' EQUITY:
Deposits
Demand deposits	$66,457			$63,623

Interest-bearing deposits
NOW accounts	106,605	490	0.61%	77,359	252	0.43%
Money market accounts	63,448	345	0.73%	68,145	401	0.79%
Savings accounts	49,751	163	0.44%	36,052	117	0.43%
Time deposits	197,133	2,893	1.96%	171,397	3,540	2.76%
Total interest-bearing deposits	416,937	3,891	1.25%	352,953	4,310	1.63%

Federal funds purchased	223	1	0.79%	4,207	38	1.22%
Federal Home Loan Bank advances	41,319	721	2.33%	54,795	771	1.88%
Capital securities of subsidiary trust	4,124	67	2.18%	4,124	89	2.88%
Total interest-bearing liabilities	462,603	4,680	1.35%	416,079	5,208	1.67%

Other liabilities	5,849			5,764
Shareholders' equity	43,866			42,130

Total Liabilities & Shareholders' Equity	$578,775			$527,596

Net interest spread		$16,960	4.01%		$15,792	4.02%

Interest expense as a percent of average earning assets			1.16%			1.41%
Net interest margin			4.21%			4.28%

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

Index

	RATE / VOLUME VARIANCE
	(In Thousands)
	Nine Months Ended September 30, 2010 Compared to
	Nine Months Ended September 30, 2009
		Due to	Due to
	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$433	$505	(72)
Loans; tax-exempt (1)	295	294	1
Securities; taxable	(105)	224	(329)
Securities; tax-exempt (1)	(10)	10	(20)
Deposits in banks	27	35	(8)
Federal funds sold	-	-	-
Total Interest Income	640	1,068	(428)

INTEREST EXPENSE
NOW accounts	238	95	143
Money market accounts	(56)	(28)	(28)
Savings accounts	46	44	2
Time deposits	(647)	532	(1,179)
Federal funds purchased and securities sold under agreements to repurchase	(37)	(37)	-
Federal Home Loan Bank advances	(50)	(190)	140
Capital securities of subsidiary trust	(22)	-	(22)
Total Interest Expense	(528)	416	(944)
Net Interest Income	$1,168	$652	$516

(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $1.45 million for the first nine months of 2010, compared with $920,000 for the first nine months of 2009. The $530,000 increase in the provision for loan losses during the first nine months of 2010, compared to the same quarter one year earlier, was largely in response to the increase in net loans charge-offs and the increase in total loans at September 30, 2010 compared with one year earlier.

OTHER INCOME
Total other income increased by $197,000 from $3.45 million for the first nine months of 2009 to $3.65 million in the first nine months of 2010. The increase in other income was primarily due to the $553,000 gain on the sale of investments and a $213,000 increase in Wealth Management income, partially offset by a $565,000 increase in the impairment losses on pooled trust preferred securities.

Wealth Management income increased $213,000 or 26.1% from the first nine months of 2009 to the first nine months of 2010 primarily due to the increase in overall stock market valuations as well as the growth in new customer relationships and increased brokerage fee income.

Service charges on deposit accounts decreased $8,000 or 0.4% to $2.02 million for the first nine months of 2010 compared to the same period one year earlier. Due to changes in regulations regarding customer usage of overdraft protection services, service charges on deposit accounts are projected to decline during the remainder of 2010. Whether this is a temporary change to customer preferences for overdraft protection, or a more permanent structural change, is difficult to determine at this point in time.

Other service charges, commissions and fees decreased $12,000 or 1.0% from $1.16 million during the first nine months of 2009 to $1.15 million during the first nine months of 2010. Also included in other service charges, commissions, and income is BOLI income, which was $308,000 during the first nine months of 2010 compared with $304,000 one year earlier.

OTHER EXPENSE
Total other expense increased $499,000 or 3.4% during the first nine months of 2010 compared with the first nine months of 2009. Salaries and employees’ benefits increased $532,000 or 7.22%, largely due to the $400,000 and $334,000 increase in pension and 401(k) contribution expense, respectively, related to the termination of the Company’s pension plan, as well as the impact of staffing the new branches in Bristow and Haymarket.  These were partially offset by the $324,000 decrease in the accrual for incentive plan expense.

Index

Net occupancy expense increased $384,000 or 37.9%, and furniture and equipment expense increased $123,000 or 15.2%, from the first nine months of 2009 to the first nine months of 2010. The increase in occupancy expense and furniture and equipment expense primarily reflects the increases in rent, building depreciation, and furniture and equipment depreciation associated with the opening of the Bristow and Haymarket branch offices, and the new location of the Warrenton-View Tree office, which were not in operation during a portion, in the case of Bristow, or all of the first nine months of 2009.

Marketing expense increased $4,000 or 0.9% from $493,000 for the first nine months of 2009 to $497,000 for the first nine months of 2010.  Legal, accounting and consulting expense decreased $225,000 or 21.8% in the first nine months of 2010 compared with the first nine months of 2009. The decrease of legal fees was associated with the 2009 annual meeting and contested election of directors, which was atypical, and did not reoccur in 2010. FDIC deposit insurance expense decreased 21.9% from $675,000 for the first nine months of 2009 to $527,000 for the first nine months of 2010. During the second quarter of 2009, the Bank paid a $240,000 special assessment required by the FDIC. Data processing expense decreased $148,000 or 16.3% for the first nine months of 2010 compared with the same time period in 2009 due to the conversion to a different third party service provider in July 2009.

Other operating expenses decreased $23,000 or 1.0% in the first nine months of 2010 compared with the first nine months of 2009.  The decrease was due to an approximate $129,000 reduction in shareholder relation expense, partially offset by the acceleration in the vesting of directors’ restricted stock. The decrease in shareholder relations expense is due to the absence of a contested election of directors in 2010 compared with 2009. For additional information regarding the acceleration in the vesting of directors’ restricted stock, see “Stock-Based Compensation” in Note 8 of the Notes to Consolidated Financial Statements contained herein.

INCOME TAXES
Income tax expense was $938,000 for the quarter ended September 30, 2010 compared with $937,000 for the quarter ended September 30, 2009. The effective tax rates were 25.1% and 26.5% for the first nine months of 2010 and 2009, respectively. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
Total assets were $624.4 million at September 30, 2010 compared with $568.5 million at December 31, 2009, an increase of 9.8% or $55.9 million. Approximately $39.4 million of the $55.9 million increase in total assets, interest-bearing deposits in other banks, and deposits are temporary in nature. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, securities available for sale, deposits and Federal Home Loan Bank advances. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $68.1 million at September 30, 2010, reflecting an increase of $47.5 million from December 31, 2009.  The increase in interest-bearing deposits in other banks was primarily due the deployment of funds from the growth in deposits, including the $39.4 million temporarily deposited in the Bank.

SECURITIES AVAILABLE FOR SALE. Securities available for sale increased by $10.3 million or 28.1% from December 31, 2009 through September 30, 2010 due to the deployment of funds from the growth in deposits.

DEPOSITS. For the nine months ended September 30, 2010, total deposits increased by $79.3 million or 17.0%, including the $39.4 million temporarily deposited in the Bank’s NOW account deposits, when compared with total deposits at December 31, 2009. Included in time certificates of deposit at September 30, 2010 and December 31, 2009 were $46.2 million and $46.6 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $46.2 million in brokered deposits at September 30, 2010, $29.5 million represent deposits of Bank customers, exchanged through the CDARS network.  With the CDARS program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community. The decline in the Bank’s non-interest-bearing deposits and the increase in interest-bearing deposits during the first nine months of 2010 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits in 2011 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

Index

FEDERAL HOME LOAN BANK ADVANCES. Total FHLB of Atlanta advances decreased $25.0 million from December 31, 2009 to September 30, 2010 due to the early repayment of one $10.0 million advance as well as the scheduled repayment of $15.0 million due during the third quarter of 2010.

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

Non-performing assets totaled $6.2 million or 1.00% of total assets at September 30, 2010, compared with $7.1 million or 1.24% of total assets at December 31, 2009, and $7.1 million, or 1.29% of total assets at September 30, 2009. Included in non-performing assets at September 30, 2010 were $1.3 million of non-performing pooled trust preferred bonds at market value, $2.8 million of other real estate owned and $2.1 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.44% at September 30, 2010, as compared with 0.73% and 0.94% at December 31, 2009 and September 30, 2009, respectfully.

Total loans past due 90 days or more and still accruing interest were $916,000 at September 30, 2010, and $354,000 and $448,000 on December 31, 2009, and September 30, 2009, respectively. Total loans past due 90 days or more and still accruing interest at September 30, 2010 consisted of one 1-to-4 family residential loan, totaling $166,000, and two commercial loans to one business totaling $750,000.  The $750,000  obligation is subsequently in the process of being brought current and paid down to $350,000. No loss is expected on these three loans. There are no loans or securities, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.

The following table sets forth certain information with respect to the Bank’s past due loans:

Index

Age Analysis of Past Due Financing Receivables
(In thousands)

At September 30, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Total Loans	Past due as Percentage of Loans
Secured by real estate:
Construction	$-	$-	$-	$-	$27,519	0.00%
Farmland	-	-	-	-	1,087	0.00%
1-4 Family Residential	1,647	959	1,150	3,756	189,020	1.99%
Commercial Real Estate	147	1,533	102	1,782	196,987	0.90%
Commercial and Industrial	339	209	873	1,421	29,338	4.84%
Consumer	50	116	-	166	7,535	2.20%
Other	-	-	-	-	14,240	0.00%
Total	$2,183	$2,817	$2,125	$7,125	$465,726	1.53%

At December 31, 2009
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Total Loans	Past due as Percentage of Loans
Secured by real estate:
Construction	$-	$-	$-	$-	$33,003	0.00%
Farmland	-	-	-	-	948	0.00%
1-4 Family Residential	1,978	469	432	2,879	193,709	1.49%
Commercial Real Estate	354	123	1,720	2,197	186,463	1.18%
Commercial and Industrial	781	168	764	1,713	29,286	5.85%
Consumer	137	30	41	208	10,390	2.00%
Other	-	-	-	-	14,559	0.00%
Total	$3,250	$790	$2,957	$6,997	$468,358	1.49%

At September 30, 2009
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Total Loans	Past due as Percentage of Loans
Secured by real estate:
Construction	$-	$-	$-	$-	$38,223	0.00%
Farmland	-	-	-	-	950	0.00%
1-4 Family Residential	2,414	521	955	3,890	187,852	2.07%
Commercial Real Estate	349	-	2,067	2,416	183,431	1.32%
Commercial and Industrial	1,381	59	964	2,404	37,954	6.33%
Consumer	315	34	134	483	11,632	4.15%
Other	-	-	-	-	776	0.00%
Total	$4,459	$614	$4,120	$9,193	$460,818	1.99%

The total allowance for loan losses was $5.7 million or 1.23% of total loans at September 30, 2010 compared with $5.5 million or 1.17% of loans at December 31, 2009 and $5.2 million or 1.13% of loans at September 30, 2009.  Management’s decision to increase the total allowance since December 31, 2009 reflects the increase in net loan charge-offs partially offset by the decrease in non-accrual loans, the decrease in impaired loans, the lack of loan growth and the relative stabilization of past-due loans over the last nine months.

At September 30, 2010, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at September 30, 2010 was approximately 5.1% of loans to the hospitality industry (hotels, motels, inns, etc.).  For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 entitled "The Company has a high concentration of loans secured by both residential and commercial real estate and a downturn in either or both markets, for any reason, may continue to increase the Company’s credit losses, which would negatively affect our financial results."

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of September 30, 2010, construction and land loans were $28.5 million or 52.0% of the concentration limit. Commercial real estate loans, including construction and land loans, were $123.7 million or 225.5% of the concentration level.

Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see “Allowance for Loan Losses” in Note 4 of the Notes to Consolidated Financial Statements contained herein.

Index

CONTRACTUAL OBLIGATIONS
As of September 30, 2010, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS
During the third quarter of 2010, the Company entered into an off-balance sheet cash flow swap for the purpose of offsetting the interest rate volatility of the Company’s $4 million Floating Rate Capital Security issued by its subsidiary trust. See “Derivative Instruments and Hedging Activities” in Note 6 of the Notes to Consolidated Financial Statements for more information on this off-balance sheet cash flow swap. There have been no other material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of September 30, 2010, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At September 30, 2010 and December 31, 2009, the Company exceeded its regulatory capital ratios, as set forth in the following table:

RISK BASED CAPITAL RATIOS
(Dollars in Thousands)

	September 30,	December 31,
	2010	2009

Tier 1 Capital:
Shareholders' Equity	$44,109	$42,639
Plus: Unrealized loss on securities available for sale/FAS 158, net	1,437	1,919
Less: Unrealized loss on equity securities, net	(3)	(4)
Plus: Accumulated net losses on cash flow hedges	171	-
Plus: Company-obligated madatorily
redeemable capital securities	4,000	4,000
Total Tier 1 Capital	49,714	48,554

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,604	5,482

Total Capital:	55,318	54,036

Risk Weighted Assets:	$448,189	$442,658

Regulatory Capital Ratios:
Leverage Ratio	8.51%	8.68%
Tier 1 to Risk Weighted Assets	11.09%	10.97%
Total Capital to Risk Weighted Assets	12.34%	12.21%

Index

CAPITAL RESOURCES AND LIQUIDITY

Shareholders’ equity totaled $44.1 million at September 30, 2010 compared with $42.6 million at December 31, 2009 and $42.6 million at September 30, 2009. The Company initiated an open market stock buyback program in 1998, but did not repurchase any shares during the first nine months of 2010 and 2009, respectively. On September 16, 2010, the Company declared the fourth quarter 2010 dividend of $0.12 per share for shareholders of record on December 17, 2010. The fourth quarter dividend, to be paid on January 2, 2011, represents a 40% reduction compared to the $0.20 dividend paid for the third quarter of 2010. The amount of equity and dividend policy reflects the board’s and management’s desire to increase shareholders’ total return on equity while maintaining a strong capital base.

Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $1.6 million at September 30, 2010 compared with $1.9 million at December 31, 2009.  The decline in the magnitude of the accumulated other comprehensive loss was primarily attributable to the realization of an other-than temporary impairment loss of $978,000 during 2010 on pooled trust preferred investment securities held available for sale.
As discussed in “Company-obligated Mandatorily Redeemable Capital Securities” in Note 5 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of September 30, 2010, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”
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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $73.8 million at September 30, 2010 compared with $26.2 million at December 31, 2009. Of the $73.8 million at September 30, 2010, approximately $39.4 million is of a temporary nature. These assets, net of the temporary $39.4 million, total $34.4 million, and provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $8.5 million was unpledged and readily salable at September 30, 2010. Furthermore, the Bank has a line of credit with the FHLB of Atlanta with a borrowing limit of approximately $124.6 million at September 30, 2010 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve Bank of Richmond and various other commercial banks totaling approximately $60.0 million. At September 30, 2010, $25.0 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.

Index

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operation of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2010 and December 31, 2009. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(Dollars in Thousands)

	September 30, 2010			December 31, 2009
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$60,013	$-	$60,013	$72,563	$-	$72,563
Federal Home Loan Bank advances	124,636	25,000	99,636	108,310	50,000	58,310
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			57,688			13,617
Securities, available for sale and unpledged at fair value			8,515			10,730
Total short-term funding sources			$225,852			$155,220

Uses:
Unfunded loan commitments and lending lines of credit			$67,972			$71,523
Letters of credit			5,164			8,585
Total potential short-term funding uses			$73,136			$80,108

Ratio of short-term funding sources to potential short-term funding uses			308.8%			193.8%

Included in federal funds sold and deposits in other banks is approximately $39.4 million that is of a temporary nature. Excluding this $39 million, total short-term funding sources would be approximately $186.5 million, and the ratio of short-term funding sources to potential short-term funding uses would be approximately 255%.

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

Index

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

As of September 30, 2010, management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that it maintained effective internal control over the financial reporting as of September 30, 2010, based on those criteria, and the Company’s Chief Executive Officer and Chief Financial Officer can provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

No changes were made in management’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None. On January 21, 2010, the Board authorized the Company to repurchase up to 107,840 shares (3% of common stock outstanding on January 1, 2010) beginning January 1, 2010. No shares were repurchased during the nine months ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Index

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On August 5, 2010, the Board of Directors of the Company adopted amendments to the Company’s By-laws. A description of the amendments was included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 9, 2010.  A copy of the Company’s By-laws, as amended and restated, was filed as Exhibit 3.2 to such Form 10-Q.

On October 21, 2010, the Board of Directors of the Company adopted amendments to the Company’s Supplemental Executive Retirement Plan (the “SERP”).  The amendments were made to clarify certain provisions in the SERP due to the Company’s termination of its defined benefit pension plan effective December 31, 2009.  Other non-material changes were made to the SERP for purposes of improving clarity or consistency.  A copy of the SERP, as amended and restated, is filed as Exhibit 10.15 to this report, and a copy of the form of participant agreement with respect to the SERP is files as Exhibit 10.15.1 to this report.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 9, 2010.

10.15	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated October 21, 2010.

10.15.1	Form of Participation Agreement for Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated: November 8, 2010

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: November 8, 2010