Form 10-K
period 2010-12-31
FAUQUIER BANKSHARES, INC.
filed 2011-03-11
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

The aggregate market value of the registrant’s common shares held by “non-affiliates” of the registrant, based upon the closing sale price of its common stock on the NASDAQ Capital Market on June 30, 2010, was $53.4 million.  Shares held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded as shares held by affiliates.  Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,669,758 shares of common stock outstanding as of March 10, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders to be held on May 17, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,636,758 shares of common stock, par value $3.13 per share, held by approximately 421 holders of record on December 31, 2010.  The Bank has ten full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow, and Haymarket. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

THE FAUQUIER BANK

The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C. The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The basic services offered by the Bank include: non-interest bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, travel and gift cards, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Cirrus, Accel-Exchange and Plus networks, thereby permitting customers to utilize the convenience of larger ATM networks.

The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2010, assets managed by WMS increased by $2.0 million in market value to $312.8 million when compared with 2009, with revenue increasing from $1.11 million to $1.45 million or 30.5%, over the same time period. The increase in revenue was primarily due to the full year average increase in valuations of common stock under management during 2010 compared with 2009.

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

As of December 31, 2010, the Company had total consolidated assets of $598.0 million, total loans net of allowance for loan losses of $460.4 million, total consolidated deposits of $520.1 million, and total consolidated shareholders’ equity of $44.1 million.

LENDING ACTIVITIES

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s total loans, net of allowance, at December 31, 2010 were $460.4 million, or 77.0% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, sub-prime loans or loans for highly leveraged transactions.

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

The Bank’s loans are concentrated in three major areas: real estate loans, commercial loans, and consumer loans. Approximately 6.4% and 1.5% of the Bank’s loan portfolio at December 31, 2010 consisted of commercial and consumer loans, respectively. The majority of the Bank’s loans are made on a secured basis. As of December 31, 2010, approximately 92.1% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans increased $376,000 to $26.85 million for 2010 compared with $26.47 million for 2009 due to the increase in average loans balances. No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

LOANS SECURED BY REAL ESTATE

ONE TO FOUR (“1-4”) FAMILY RESIDENTIAL LOANS. The Bank’s 1-4 family residential mortgage loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2010, the Bank’s 1-4 family residential loans amounted to $136.1 million, or 29.1% of the total loan portfolio. Substantially the Bank’s entire single-family residential mortgage loans are secured by properties located in the Bank’s service area. The Bank requires private mortgage insurance if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

HOME EQUITY LINES OF CREDIT LOANS. The Bank’s home equity line of credit loan portfolio primarily consists of conventional loans, generally with variable interest rates that are tied to the Wall Street Journal prime rate with 10 year terms. As of December 31, 2010, the Bank’s home equity loans amounted to $51.0 million, or 10.9% of the total loan portfolio. Substantially the Bank’s entire home equity line of credit loan portfolio is secured by properties located in the Bank’s service area. The Bank requires a maximum loan-to-value ratio of 85% of the value of the property held as collateral.

CONSTRUCTION LOANS. The majority of the Bank’s construction loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion.  The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2010, the Bank’s construction loans totaled $27.4 million, or 5.9% of the total loan portfolio.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $215.3 million, or 46.1% of total loans at December 31, 2010, and consist principally of commercial loans for which real estate constitutes a source of collateral. Approximately $98.1 million or 45% of commercial real estate loans are owner-occupied. Approximately $16.1 million or 7% of commercial real estate loans are tax exempt loans to local governmental entities. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

CONSUMER LOANS

The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans that are payable on an installment basis. The Bank offers a wide variety of consumer loans, including installment loans, credit card loans, and other secured and unsecured credit facilities. Approximately 61% of these loans, on a dollar-value basis, are for terms of seven years or less, and are secured by liens on motor vehicles of the borrowers. An additional 7% of consumer loans are secured by other personal assets of the borrower, and the remaining 32% are made on an unsecured basis. Consumer loans are made at fixed and variable rates, and are often based on up to a seven-year amortization schedule. The consumer loan portfolio was $7.0 million or 1.5 % of total loans at December 31, 2010.

COMMERCIAL LOANS

The Bank’s commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 87% of the Bank’s commercial loans, on a dollar-value basis, and the remaining 13% of commercial loans are on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank’s loan officers.  Certain credit risks are inherent in originating and keeping loans on the Bank’s balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $29.8 million or 6.4% of total loans at December 31, 2010.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers its regular savings, demand, negotiable order of withdrawal (“NOW”), premium NOW, money market deposit accounts, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 73.0% of the Bank’s total deposits at December 31, 2010. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 through $250,000, and time deposits greater than $250,000 made up approximately 13.6% and 5.8%, respectively of the Bank’s total deposits at December 31, 2010. During 2010, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank’s deposits are generated from Fauquier and Prince William Counties.  Included in interest-bearing deposits at December 31, 2010 were $39.3 million of brokered deposits, or 7.6% of total deposits. Of the brokered deposits, $28.0 million or 5.4% of total deposits represent a reciprocal arrangement for existing Bank customers who desire FDIC insurance for deposits above current limits.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank’s total unrestricted  and restricted investments, at fair value, were $46.5 million and $3.4 million, respectively, or 7.8% and 0.6% of total assets, respectively,  at December 31, 2010. During 2010, income from investments totaled $546,000, consisting of $1.41 million of interest and dividend income and $541,000 in gains on the sale of investments, partially offset by a loss of $1.40 million associated with recognition of other than temporary impairment on investment in pooled trust-preferred securities and government agency preferred stock.

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

THE DODD-FRANK ACT.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will have a significant impact on financial institutions, with increased regulatory and compliance changes.  A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies.

Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0%. The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

The Consumer Financial Protection Bureau (“Bureau”).  The Dodd-Frank Act creates the Bureau within the Federal Reserve. The Bureau will establish rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

The requirements of the Dodd-Frank Act will significantly affect banks and other financial institutions. However, because much of these requirements will be phased in over time and will not become effective until federal agency rulemaking initiatives are completed, the Company cannot fully assess the impact of Dodd-Frank Act on the Company and the Bank.  The Company does believe, however, that short- and long-term compliance costs for the Company will be greater because of the Dodd-Frank Act.

EMERGENCY ECONOMIC STABILIZATION ACT OF 2008.  Deteriorating market conditions in 2008 led to the enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008.  The EESA authorized the Troubled Asset Relief Plan (“TARP”) with an objective to ease the downturn in the credit cycle.  The TARP provided up to $700 billion to the U.S. Department of the Treasury (the “Treasury”) to buy mortgages and other troubled assets, to provide guarantees and to inject capital into financial institutions.  As part of the $700 billion TARP, the Treasury established a Capital Purchase Program (“CPP”), which allows the Treasury to purchase up to $250 billion of senior preferred shares issued by U.S. financial institutions.  The EESA also temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor (which has since been made permanent.)The Company, after considerable analysis and deliberation, chose not to participate in the CPP.

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

The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank received a rating of “satisfactory” at its last CRA performance evaluation as of March 1, 2010.

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

On May 22, 2009, the FDIC voted to levy a special assessment on insured institutions as part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system.  The special assessment was 5 basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009.  On September 30, 2009, the Company paid a special assessment of $241,315.  On November 12, 2009, the FDIC voted to require insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting earnings of the industry.  During the fourth quarter of 2009, the Company pre-paid estimated assessments of $2,430,625 for 13 quarters starting in the fourth quarter of 2009 through fourth quarter of 2012.

The Dodd-Frank Act set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. In addition, the Dodd-Frank Act will have a significant impact on the calculation of deposit insurance assessment premiums going forward. Specifically, the Dodd-Frank Act generally requires the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The FDIC issued a final rule that implements this change to the assessment calculation on February 7, 2011, but has said that the new assessment rate schedule should result in the collection of assessment revenue that is approximately revenue neutral even though the new assessment base under the Dodd-Frank Act is larger than the current assessment base. The rule retains the risk category system for small insured depository institutions (i.e., with less than $10 billion in assets), assigning each institution to one of four risk categories based upon the institution’s capital evaluation and supervisory evaluation, as defined by the rule.  The total base assessment rates for Risk Category 1 institutions range from 2.5 to 9 basis points, on an annualized basis. This rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011.  Premiums for the Bank will be calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter. The FDIC rule also provides the FDIC with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, retained earnings, qualifying perpetual preferred stock, and certain hybrid capital instruments, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, certain hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2010, the Bank had a total risk-based capital ratio of 12.36% and a Tier 1 risk-based capital ratio of 11.11%, and the Company had a total risk-based capital ratio of 12.55% and a Tier 1 risk-based capital ratio of 11.30%.

Each of the federal regulatory agencies has also established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets, or the “leverage ratio”). These guidelines generally provide for a minimum leverage ratio of 4.0% for banks and bank holding companies (3% for institutions receiving the highest rating on the CAMELS financial institution rating system.) As of December 31, 2010, the Bank had a leverage ratio of 8.10%, and the Company had a leverage ratio of 8.55%.

THE FDIC IMPROVEMENT ACT OF 1991 (“FDICIA”). The FDIC Improvement Act of 1991 made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action with respect to insured institutions such as the Bank which have total assets of $250 million or more. Annual full-scope, on-site regulatory examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to the institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also re-codified current law under the Federal Reserve Act restricting extensions of credit to insiders.

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

The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank was notified by the Federal Reserve Bank of Richmond that, at December 31, 2010, both the Company and the Bank were considered “well capitalized.”

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

CONSUMER LAWS AND REGULATIONS.  The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth-in-Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

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

EMPLOYEES

As of December 31, 2010, the Company and the Bank employed 144 full-time employees and 31 part-time employees compared with 137 full-time and 28 part-time employees as of December 31, 2009. The increase in employees from 2009 to 2010 is primarily due to the opening of the Haymarket branch office in January 2010. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

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

The information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings the Company makes with the SEC.

The Company may continue to be adversely affected by economic conditions in our market area, as well as national and international economic conditions.

The Company’s marketplace is primarily in Fauquier and western Prince William Counties, Virginia and the neighboring communities. Many, if not most, of the Company’s customers live and/or work in the greater Washington, D.C. metropolitan area. Because the Company’s lending, deposit gathering, and wealth management services are concentrated in this market, the Company is affected by the general economic conditions in the greater Washington area. Changes in the economy may influence the growth rate of the Company’s loans and deposits, the quality of the loan portfolio and loan and deposit pricing and the performance of the Company’s wealth management business. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control could decrease the demand for banking products and services generally, and could continue to impair the ability of existing borrowers to repay their loans, which could continue to negatively affect the Company’s financial condition and performance.

Within the Bank’s investment portfolio are municipal bonds issued by state and/or local governments outside of the Bank’s own market area. At December 31, 2010, the Bank had $5.6 million in municipal bonds, at fair value, all from geographic areas outside of the Bank’s market area. Also within the Bank’s investment portfolio are $552,000 of corporate bonds, at fair value, that are “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 50 different financial institutions, which, for the most part, are outside the Bank’s market area. All $552,000 of these corporate bonds are considered impaired at this time due to the current uncertainty of interest and principal payments from the different financial institutions.

The Company has a high concentration of loans secured by both residential and commercial real estate and a downturn in either or both real estate markets, for any reason, may continue to increase the Company’s credit losses, which would negatively affect its financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of the Company’s loans are secured by real estate (both residential and commercial) in its market area. At December 31, 2010, approximately 40.0% and 46.1% of the Company’s $466.7 million loan portfolio were secured by post-construction residential and commercial real estate including farmland, respectively, with construction loans representing an additional 5.9% of its loans secured by real estate. Changes in the real estate market, such as the greater deterioration in market value of collateral, or a greater decline in local employment, could adversely affect the Company’s customers ability to pay these loans, which in turn could impact the Company’s profitability. There has been a slowdown in the housing market across our geographical footprint, reflecting declining prices and excess inventories of houses to be sold. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may become unpredictable in the current economy. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan.  In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

If the Company’s allowance for loan losses becomes inadequate, its results of operations may be adversely affected.

The Company maintains an allowance for loan losses that it believes is a reasonable estimate of known and inherent losses in the Company’s loan portfolio. Through periodic review of the Company’s loan portfolio, it determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of the Company’s customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values that are beyond the Company’s control, and these future losses may exceed current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Although the Company believes the allowance for loan losses is a reasonable estimate of known and inherent losses in its loan portfolio, it cannot fully predict such losses or that the loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on its financial performance.

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

The Company is subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and/or borrowers, and the interpretation and application of them by federal and state regulators, are beyond the Company’s control, and may change rapidly and unpredictably and can be expected to influence its earnings and growth. The Company’s success depends on its continued ability to maintain compliance with these regulations. Failure to comply with existing or new laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have an adverse effect on the Company’s business, financial condition and results of operations.  Regulatory changes may increase costs, limit the types of financial services and products offered and/or increase the ability of non-banks to offer competing financial services and products and thus place other entities that are not subject to similar regulation in stronger, more favorable competitive positions, which could adversely affect the Company’s growth.

Increases in FDIC insurance premiums may adversely affect our earnings.

During 2008, 2009 and 2010, higher levels of bank failures have dramatically increased resolution expenses and depleted the fund resources of the FDIC. As result, the FDIC has increased assessment rates and periodically imposed special assessments. We may be required to pay even higher premiums than the recently increased levels.

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

The Company’s future success is dependent on its ability to compete effectively in the highly competitive financial services industry.

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

If the Company needs additional capital in the future to continue its growth, it may not be able to obtain it on terms that are favorable.  Cash dividends paid on common stock may continue to be reduced or eliminated for the purpose of internally generating additional capital.  This could negatively affect the value of the Company’s common stock.

The Company’s business strategy calls for continued growth. The Company anticipates that it will be able to support the Company’s growth strategy primarily through the generation of retained earnings. However, it may need to raise additional capital in the future to support the Company’s growth and to maintain capital levels. The capital and credit markets have experienced unprecedented levels of volatility and disruption over the last two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers underlying financial strength. The Company’s ability to raise capital through the sale of additional securities will depend primarily upon its financial condition and the condition of financial markets at that time, and may not be able to obtain additional capital when needed on terms that are satisfactory to us. The Company may reduce or eliminate its cash dividend payments on common stock in order to increase capital. The Company’s growth may be constrained if it is unable to raise additional capital as needed.  These constraints could negatively affect the Company’s performance and/or the value of common stock.

The Company is subject to a variety of operational risks, including reputational risk, legal risk, business continuity risk, compliance risk, the risk of both internal and external fraud and/or theft, all of which may adversely affect our business and the results of operations.

In addition to the monetary losses, the Company may lose the confidence of its customers as result of these operational risks.

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

The Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations which generate cash. It currently depends on the Bank's cash and liquidity, transferred to the Company as dividends from the Bank, to pay the Company’s operating expenses and dividends to shareholders. No assurance can be made that in the future the Bank will have the capacity to pay the necessary dividends or that the Company will not require dividends from the Bank to satisfy the Company's obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the state and/or federal bank regulators could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay sufficient dividends to the Company, the Company may not be able to service its obligations as they become due, or pay dividends on the Company's common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows and prospects.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Bank owns or leases property and operates branches at the following locations:

LOCATION	LEASE/OWN	RENT (ANNUAL)	EXPIRATION	RENEWAL

Main Office *
P.O. Box 561	Own	N/A	N/A	N/A
10 Courthouse Square
Warrenton, VA 20186

Catlett Office	Own	N/A	N/A	N/A
Rt. 28 and 806
Catlett, VA 20119

Sudley Road Office	Lease	$200,000 for 2011;	2029	None
8091 Sudley Rd		to 2014; $230,000
Manassas, VA 20109		for 2015 to 2019;
$264,500 for 2020;
to 2024; $304,175
for 2025 to 2029

Old Town Office	Lease	$44,215	2016	One additional
Center Street				option for 5 years
Manassas, VA 20110

New Baltimore Office	Own	N/A	N/A	N/A
5119 Lee Highway
Warrenton, VA 20187

The Plains Office	Own	N/A	N/A	N/A
6464 Main Street
The Plains, VA 20198

View Tree Property	Own	N/A	N/A	N/A
87 Lee Highway
Warrenton, VA 20186

Bealeton Office	Own	N/A	N/A	N/A
US Rt. 17 & Station Dr.
Bealeton, VA 22712

Haymarket Property	Lease	$150,000 for first 12	2025	Two additional
Market Square at Haymarket		months of occupancy		options for 5 years
Haymarket, VA 20169		and increasing 3% annually.		each
.
Bristow Property	Lease	$150,000 for first 12	2018	Two additional
Bristow Shopping Center		months of occupancy		options for 5 years
10250 Bristow Center Drive		and increasing 3% annually.
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

The Company’s common stock trades on the NASDAQ Capital Market of the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “FBSS”. As of March 10, 2011, there were 3,669,758 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 417 holders of record. As of March 10, 2011, the closing market price of the Company’s common stock was $13.33.

The Company’ five year stock performance graph is set forth below:

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Fauquier Bankshares, Inc.	$100.00	$103.20	$73.05	$57.43	$59.14	$65.13
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.72

The following table sets forth the high and low sales prices as reported by NASDAQ for the Company’s common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2010		2009		Dividends per share
	High	Low	High	Low	2010	2009
1st Quarter	$15.94	$12.33	$14.00	$8.96	$0.20	$0.20

2nd Quarter	$18.00	$14.34	$16.95	$10.64	$0.20	$0.20

3rd Quarter	$16.50	$12.00	$15.00	$12.90	$0.20	$0.20

4th Quarter	$14.00	$12.45	$15.74	$11.76	$0.12	$0.20

The Company’s future dividend policy is subject to the discretion of the Board of Directors (“the Board”) and will depend upon a number of factors, including future earnings, financial condition, cash and capital requirements, and general business conditions. The Company’s ability to pay cash dividends will depend entirely upon the Bank’s ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2010, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $3.46 million.

In September 1998, the Company announced a stock repurchase program for its common stock. Initially, the program authorized the Company to repurchase up to 73,672 shares of its common stock through December 31, 1999. Annually, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program.  On January 21, 2010, the Board authorized the Company to repurchase up to 107,840 shares (3% of the shares of common stock outstanding on January 1, 2010) beginning January 1, 2010. No shares of common stock were repurchased during 2010.

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

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2010	2009	2008	2007	2006
EARNINGS STATEMENT DATA:
Interest income	$28,330	$28,074	$28,839	$31,194	$30,394
Interest expense	6,124	6,799	9,388	12,268	10,902
Net interest income	22,206	21,275	19,451	18,926	19,492
Provision for loan losses	2,075	1,710	3,227	717	360
Net interest income after provision for loan losses	20,131	19,565	16,224	18,209	19,132
Noninterest income	5,568	5,153	5,928	5,774	5,635
Securities gains (losses)	(863)	(772)	(335)	-	(83)
Noninterest expense	20,076	19,373	16,798	16,943	16,617
Income before income taxes	4,760	4,573	5,019	7,040	8,067
Income taxes	1,093	1,156	1,366	2,087	2,463
Net income	$3,667	$3,417	$3,653	$4,953	$5,604

PER SHARE DATA:
Net income per share, basic	$1.01	$0.95	$1.04	$1.41	$1.61
Net income per share, diluted	$1.01	$0.95	$1.03	$1.39	$1.56
Cash dividends	$0.72	$0.80	$0.80	$0.79	$0.745
Average basic shares outstanding	3,627,016	3,593,337	3,525,821	3,504,761	3,472,217
Average diluted shares outstanding	3,643,109	3,602,831	3,557,677	3,563,343	3,582,241
Book value at period end	$12.13	$11.86	$11.64	$11.82	$11.08

BALANCE SHEET DATA:
Total Assets	$598,040	$568,482	$514,515	$489,896	$521,854
Loans, net	460,442	462,784	434,678	409,107	416,061
Investment securities, at fair value	49,926	40,467	37,839	37,377	40,353
Deposits	520,056	465,987	400,294	404,559	416,071
Shareholders' equity	44,106	42,639	41,488	41,828	38,534

PERFORMANCE RATIOS:
Net interest margin(1)	4.14%	4.30%	4.25%	4.19%	4.33%
Return on average assets	0.63%	0.64%	0.73%	1.01%	1.14%
Return on average equity	8.34%	8.08%	8.65%	12.16%	14.86%
Dividend payout	71.31%	84.19%	78.13%	56.46%	46.21%
Efficiency ratio(2)	72.81%	73.88%	65.43%	67.90%	66.19%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans	1.35%	1.17%	1.09%	1.01%	1.07%
Allowance for loan losses to period period end non-performing loans	299.10%	160.76%	395.70%	219.57%	278.05%
Non-performing assets to period end total assets	0.92%	1.24%	0.83%	0.43%	0.33%
Non-performing loans to period end loans	0.45%	0.73%	0.27%	0.46%	0.39%
Net charge-offs to average loans	0.27%	0.22%	0.62%	0.24%	0.03%

CAPITAL RATIOS:
Leverage	8.55%	8.68%	9.37%	9.49%	9.54%
Risk Based Capital Ratios:
Tier 1 capital	11.30%	10.97%	11.38%	11.90%	11.80%
Total capital	12.55%	12.21%	12.52%	12.98%	12.90%
___________________
(1) Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company's net yield on its earning assets.
(2) Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and non-interest income.  Gains and losses on the sale or imairment of securities and the gain on cancellation of property rights are excluded from non-interest income in the calculation of this ratio.

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

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see "Risk Factors" in Item 1A of this report.

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

Net income of $3.67 million in 2010 was a 7.3% increase from the 2009 net income of $3.42 million. The Company and the Bank’s primary operating businesses are in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. Loans, net of reserve, decreased 0.5% from year-end 2009 to year-end 2010, compared with an increase of 6.5% from year-end 2008 to year-end 2009. Deposits increased 11.6% from year-end 2009 to year-end 2010, compared with an increase of 16.4% from year-end 2008 to year-end 2009. The market value of assets under WMS management increased 0.6% from 2009 to 2010, but increased 24.6% from 2008 to 2009. The changes in assets under WMS management reflect both the changes in the overall U.S. and international bond and stock markets, as well as the increase in WMS customers.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2011 as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.  The Bank is also subject to a moderate decline in net interest income due to the overall increase in market interest rates.

The Bank’s non-performing assets totaled $5.5 million or 0.92% of total assets at December 31, 2010, as compared with $7.1 million or 1.24% of total assets at December 31, 2009. The provision for loan losses was $2.08 million for 2010 compared with $1.71 million for 2009. Loan chargeoffs, net of recoveries, totaled $1.25 million or 0.27% of total average loans for 2010, compared with $1.01 million or 0.22% of total average loans for 2009.

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

The following table presents a quarterly summary of earnings for the last two years.

EARNINGS
(In Thousands, except Per Share Data)

	Three Months Ended 2010				Three Months Ended 2009

	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$7,030	$7,128	$7,105	$7,068	$7,273	$7,136	$6,858	$6,807
Interest expense	1,445	1,562	1,550	1,568	1,591	1,624	1,712	1,872
Net Interest Income	5,585	5,566	5,555	5,500	5,682	5,512	5,146	4,935
Provision for loan losses	625	700	375	375	790	360	360	200
Net interest income after provision for loan losses	4,960	4,866	5,180	5,125	4,892	5,152	4,786	4,735
Other income	1,495	1,480	1,349	1,244	1,290	1,357	1,392	1,115
Securities gains (losses)	(437)	(37)	(2)	(387)	(360)	(246)	(166)	-
Other expense	4,993	4,989	5,161	4,934	4,778	4,984	5,016	4,585
Income before income taxes	1,025	1,320	1,366	1,048	1,044	1,279	996	1,265
Income tax expense	155	338	355	244	219	323	272	342
Net income	$870	$982	$1,011	$804	$825	$956	$724	$923

Net income per share, basic	$0.24	$0.27	$0.28	$0.22	$0.22	$0.27	$0.20	$0.26

Net income per share, diluted	$0.24	$0.27	$0.28	$0.22	$0.22	$0.26	$0.26	$0.28

2010 COMPARED WITH 2009

Net income of $3.67 million in 2010 was a 7.3% increase from 2009 net income of $3.42 million. Earnings per share on a fully diluted basis were $1.01 in 2010 compared to $0.95 in 2009. Profitability as measured by return on average equity increased from 8.08% in 2009 to 8.34% in 2010. Profitability as measured by return on average assets decreased from 0.64% in 2009 to 0.63% in 2010. The year to year increase in net income was primarily due to the $931,000 increase in net interest income and $324,000 increase in other income from 2009 to 2010, partially offset by the $1.02 million increase in total other expenses.

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

NET INTEREST INCOME AND EXPENSE

2010 COMPARED WITH 2009

Net interest income increased $931,000 or 4.4% to $22.21 million for the year ended December 31, 2010 from $21.28 million for the year ended December 31, 2009.  The increase in net interest income was due the impact of total average earning assets increasing from $502.6 million in 2009 to $547.0 million in 2010, partially offset by the Company’s net interest margin decreasing from 4.30% in 2009 to 4.14% in 2010.  The percentage of average earning assets to total assets decreased from 93.8% in 2009 to 93.2% in 2010.

Total interest income increased $256,000 or 0.9% to $28.33 million in 2010 from $28.07 million in 2009. This increase was due to the increase in total average earning assets of $44.4 million or 8.8%, from 2009 to 2010, partially offset by the 40 basis point decrease in the average yield on assets. The yield on earning assets declined from 5.66% in 2009 to 5.26% in 2010 due to the decline in market interest rates in the economy at large over the last three years, as well as the increase of lower yielding non-loan earning assets. Average non-loan earning assets represented 14.5% of total average earning assets in 2010 compared with 9.7% of total average earning assets in 2009.

Average total loan balances increased 3.0% from $454.1 million in 2009 to $467.7 million in 2010. The tax-equivalent average yield on loans decreased to 5.81% in 2010 compared with 5.88% in 2009. Together, this resulted in a $376,000 increase in interest and fee income from loans for 2010 compared with 2009. On a tax-equivalent basis, the year-to-year increase in interest and fee income on loans was $473,000.

Average investment security balances increased $8.2 million from $37.3 million in 2009 to $45.5 million in 2010. The tax-equivalent average yield on investments decreased from 4.57% in 2009 to 3.35% in 2010. Together, there was a decrease in interest and dividend income on security investments of $173,000 or 11.0%, from $1.58 million in 2009 to $1.41 million in 2010.  On a tax-equivalent basis, the year-to-year decrease in interest and dividend income on security investments was $179,000.

Interest income on deposits at other banks increased from $20,000 in 2009 to $73,000 in 2010 due to the increase in average balances from $11.1 million in 2009 to $33.8 million in 2010. In addition, the interest rates paid on these deposits increased from 0.18% in 2009 to 0.22% in 2010.

Total interest expense decreased $675,000 or 9.9% from $6.80 million in 2009 to $6.12 million in 2010 primarily due to the decline in market interest rates in the economy. Interest paid on deposits decreased $563,000 or 10.0% from $5.60 million in 2009 to $5.04 million in 2010. Average NOW deposit balances increased $41.7 million from 2009 to 2010 while the average rate on NOW accounts increased from 0.46% to 0.56%, resulting in $316,000 more interest expense in 2010.  Average money market account deposit balances decreased $1.8 million from 2009 to 2010 while the average rate on money market account deposits decreased from 0.81% to 0.69% resulting in $94,000 less interest expense in 2010.  Average time deposit balances increased $13.7 million from 2009 to 2010 while the average rate on time deposits decreased from 2.55% to 1.92%, resulting in a decrease of $850,000 in interest expense from 2009 to 2010.

Interest expense on federal funds purchased decreased $40,000 from 2009 to 2010 due to the decline in the average rate paid from 1.19% in 2009 to 0.79% in 2010, as well as the decline in average federal funds borrowed from $3.5 million in 2009 to $169,000 in 2010. Interest expense on FHLB of Atlanta advances decreased $80,000 from 2009 to 2010 due to the $16.4 million decrease in average FHLB advances over the same period. The average rate on total interest-bearing liabilities decreased from 1.61% in 2009 to 1.30% in 2010.

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

Total interest expense decreased $2.59 million or 27.6% from $9.39 million in 2008 to $6.80 million in 2009 primarily due to the decline in market interest rates in the economy. Interest paid on deposits decreased $1.70 million or 23.3% from $7.30 million in 2008 to $5.60 million in 2009. Average time deposit balances increased $55.8 million from 2008 to 2009 while the average rate on time deposits decreased from 3.67% to 2.55%, resulting in an increase of $39,000 in interest expense from 2008 to 2009.  Average NOW deposit balances decreased $5.7 million from 2008 to 2009 while the average rate on NOW accounts decreased from 0.95% to 0.46% resulting in $439,000 less interest expense in 2009.  Average money market account deposit balances decreased $24.0 million from 2008 to 2009 while the average rate on money market account deposits decreased from 2.03% to 0.81%, resulting in $1.30 million less interest expense in 2009.

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

AVERAGE BALANCES, INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES
(Dollars In Thousands)

	12 Months Ended December 31, 2010			12 Months Ended December 31, 2009			12 Months Ended December 31, 2008
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
ASSETS:	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$450,740	$26,206	5.81%	$442,230	$26,014	5.88%	$414,000	$26,540	6.41%
Tax-exempt (1)	13,944	976	7.01%	9,682	694	7.18%	8,304	610	7.35%
Nonaccrual (2)	2,976	-		2,185	-		2,405	-
Total Loans	467,660	27,182	5.81%	454,097	26,708	5.88%	424,709	27,150	6.39%

Securities
Taxable	39,742	1,180	2.97%	31,710	1,344	4.24%	32,077	1,591	4.96%
Tax-exempt (1)	5,762	346	6.01%	5,583	361	6.46%	5,362	356	6.64%
Total securities	45,504	1,526	3.35%	37,293	1,705	4.57%	37,439	1,947	5.20%

Deposits in banks	33,847	73	0.22%	11,109	20	0.18%	2,030	36	1.77%
Federal funds sold	9	-	0.24%	79	-	0.25%	1,227	33	2.69%
Total earning assets	547,020	28,781	5.26%	502,578	28,433	5.66%	465,405	29,166	6.27%

Less: Reserve for loan losses	(5,680)			(5,115)			(4,359)
Cash and due from banks	5,693			5,536			14,115
Bank premises and equipment, net	14,504			10,967			8,226
Other real estate owned	2,507			2,365			438
Other assets	22,594			19,184			17,284

Total Assets	$586,638			$535,515			$501,109

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits
Demand deposits	$67,386			$64,098			$67,541

Interest-bearing deposits
NOW accounts	120,212	676	0.56%	78,547	360	0.46%	84,294	799	0.95%
Money market accounts	64,330	441	0.69%	66,146	535	0.81%	90,184	1,830	2.03%
Savings accounts	50,481	205	0.41%	38,190	141	0.37%	31,482	148	0.47%
Time deposits	192,920	3,714	1.92%	179,204	4,563	2.55%	123,424	4,524	3.67%
Total interest-bearing deposits	427,943	5,036	1.18%	362,087	5,599	1.55%	329,384	7,301	2.22%

Federal funds purchased	169	1	0.79%	3,462	41	1.19%	5,411	118	2.18%
Federal Home Loan Bank advances	37,206	970	2.61%	53,586	1,050	1.96%	48,398	1,769	3.66%
Capital securities of subsidiary trust	4,124	117	2.84%	4,124	109	2.64%	4,124	200	4.85%
Total interest-bearing liabilities	469,442	6,124	1.30%	423,259	6,799	1.61%	387,317	9,388	2.42%

Other liabilities	5,813			5,846			4,038
Shareholders' equity	43,997			42,312			42,213

Total Liabilities & Shareholders' Equity	$586,638			$535,515			$501,109

Net interest spread		$22,657	3.96%		$21,634	4.05%		$19,778	3.84%

Interest expense as a percent of average earning assets			1.12%			1.35%			2.02%
Net interest margin			4.14%			4.30%			4.25%
___________________
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

RATE / VOLUME VARIANCE
(In Thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Change	Due to Volume	Due to Rate	Change	Due to Volume	Due to Rate
INTEREST INCOME
Loans; taxable	$192	$501	$(309)	$(527)	$1,810	$(2,337)
Loans; tax-exempt (1)	282	305	(23)	85	101	(16)
Securities; taxable	(164)	340	(504)	(247)	(18)	(229)
Securities; tax-exempt (1)	(15)	12	(27)	5	15	(10)
Deposits in banks	53	41	12	(16)	161	(177)
Federal funds sold	-	-	-	(33)	(31)	(2)
Total Interest Income	348	1,199	(851)	(733)	2,038	(2,771)

INTEREST EXPENSE
NOW accounts	316	191	125	(439)	(54)	(385)
Money market accounts	(94)	(15)	(79)	(1,294)	(488)	(806)
Savings accounts	64	45	19	(7)	32	(39)
Time deposits	(849)	349	(1,198)	38	2,045	(2,007)

Federal funds purchased and securities sold under agreements to repurchase	(40)	(39)	(1)	(77)	(43)	(34)
Federal Home Loan Bank advances	(80)	(321)	241	(719)	190	(909)
Capital securities of subsidiary trust	8	-	8	(91)	-	(91)
Total Interest Expense	(675)	210	(885)	(2,589)	1,682	(4,271)
Net Interest Income	$1,023	$989	$34	$1,856	$356	$1,500
___________________
(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY

The provision for loan losses was $2.08 million for 2010, $1.71 million for 2009, and $3.23 million for 2008. The amount of the provision for loan loss for 2010, 2009, and 2008 was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The $365,000 increase in the provision for loan losses from 2009 to 2010 was largely in response to the $242,000 net increase in net loan charge-offs in 2010 from 2009.  The $1.52 million decrease in the provision for loan losses from 2008 to 2009 was largely in response to the $1.62 million decrease in net loan charge-offs in 2009 from 2008. Loan charge-offs, net of recoveries, totaled $1.3 million for 2010, $1.0 million for 2009, $2.6 million for 2008.  Loan charge-offs during 2009 were largely provided for in the allowance during 2008.

LOAN PORTFOLIO

At December 31, 2010, 2009, and 2008, net loans accounted for 77.0%, 81.4%, and 84.5%, of total assets, respectively, and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

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

A loan is considered impaired when there is an identified weakness that makes it probable that the Bank will not be able to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not necessarily be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered “insignificant” and would not indicate an impairment situation, if in management’s judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under authoritative accounting guidance. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible.

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

Loans are placed on non-accrual status when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest payments received on such loans are applied as a reduction of the loan principal balance.

A Troubled Debt Restructuring (“TDR”) identification process has been established using a template of questions that determine whether a debtor is experiencing financial difficulty and, if so, whether the bank has granted a concession  to a borrower by modifying the loan. Then, mitigating factors are evaluated to determine a final conclusion as to the whether the loan is a TDR. One loan in the portfolio has been identified as a TDR. This loan, with a balance of $255,000, is a commercial and industrial loan, secured by business assets. The loan was originated during December 2007and was modified during June 2010.  At December 31, 2010, this loan was not performing in accordance with its modified terms, and is on non-accrual status and an appropriate specific reserve has been established.

Non-performing assets totaled $5.5 million or 0.92% of total assets at December 31, 2010, as compared with $7.1 million or 1.24% of total assets at December 31, 2009 and $4.3 million or 0.83% of total assets at December 31, 2008.  Included in non-performing assets at December 31, 2010 were $552,000 of non-performing pooled trust preferred securities at fair value, as well as $2.8 million of other real estate owned, $2.1 million of nonaccrual loans and $21,000 of repossessed autos.

Non-performing loans, other real estate owned, and other repossessed assets totaled $5.0 million or 1.05% of total loans, other real estate owned, and other repossessed assets at December 31, 2010, as compared with $5.9 million or 1.26% of total loans, other real estate owned, and other repossessed assets at December 31, 2009 and $4.3 million, or 0.97% of total loans, other real estate owned, and other repossessed assets at December 31, 2008.

The allowance for loan losses as a percentage of non-performing loans was 299.1%, 160.8% and 395.7% at December 31, 2010, 2009 and 2008, respectively. The reason for the decline in this coverage ratio from 2008 to 2009 was primarily due to the underlying collateral value of the new loans added to the non-performing category in 2009, and the relative levels of allowance needed for these specific loans. Specifically, non-performing loans increased $2.2 million from 2008 to 2009 primarily due to the addition of three commercial real estate loans totaling $2.2 million. The allowance for loan losses specifically allocated for these three loans totaled approximately $287,000, or a coverage ratio of approximately 13%.

The number of non-performing loan relationships was ten at December 31, 2010 compared with twenty at December 31, 2009, and nineteen at December 31, 2008. The Bank’s other real estate owned consists of two properties with a total value, net of cost to sell, of $2,821,000 at December 31, 2010 compared with two properties with a total value, net of cost to sell, of $2,480,000 at December 31, 2009 and two properties with a total value, net of cost to sell, of $3,034,000 at December 31, 2008. At December 31, 2010, one property has a net value of approximately $2.0 million and consists of 47 acres of undeveloped land in Opal, Virginia, and the second property has a net value of approximately $850,000 and consists of a commercial building located in Warrenton, Virginia.

Loans that were 90 days past due and accruing interest totaled $263,000, $354,000 and $102,000 at December 31, 2010, 2009, and 2008, respectively. No loss is anticipated on any loan 90 days past due and accruing interest.

Additionally, there were eight loans totaling $979,000 at December 31, 2010 which were considered impaired and were allocated $791,000 of specific loan loss reserves. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.

At December 31, 2010, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.

At December 31, 2010, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentrations at December 31, 2010 were approximately 5.12% of loans to the hospitality industry (hotels, motels, inns, etc.).  For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under "Risk Factors" in Item 1A of this report entitled "We have a high concentration of loans secured by real estate and the continued downturn in the real estate market, for any reason, may increase our credit losses, which would negatively affect our financial results."

Based on recently enacted regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land  loans and (b) 300% for permanent investor real estate loans. As of December 31, 2010, construction and land loans are $27.4 million or 50.0% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $122.8 million or 224.0% of the concentration level.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2010, 2009, 2008, 2007, and 2006.

LOAN PORTFOLIO
(In Thousands)

	December 31,
	2010	2009	2008	2007	2006
Loans secured by real estate:
Construction	$27,390	$33,003	$38,037	$37,204	$33,662
1-4 family residential	136,137	144,274	135,108	134,660	131,208
Home equity lines of credit	51,023	49,435	40,683	36,328	37,102
Commercial real estate	215,349	201,970	170,403	141,577	144,283
Commercial and industrial loans (except those secured by real estate)	29,819	29,286	39,985	38,203	41,508
Consumer loans to individuals (except those secured by real estate)	7,031	10,390	15,962	25,658	33,262
Total loans	$466,749	$468,358	$440,178	$413,630	$421,025

The following table sets forth certain information with respect to the Bank’s non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:

NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE
(Dollars In Thousands)

	At December 31,
	2010	2009	2008	2007	2006

Non-accrual loans	$2,109	$3,410	$1,208	$1,906	$1,608

Restructured loans*	-	-	-	-	-

Other real estate owned	2,821	2,480	3,034	-	-

Other repossessed assets owned	21	54	33	222	140

Non-performing corporate bond investments, at fair value	$552	$1,126	-	-	-

Total non-performing assets	$5,503	$7,070	$4,275	$2,128	$1,748

Loans past due 90 days accruing interest	$263	$354	$102	$770	$1

Allowance for loan losses as percentage of total loans, period end	1.35%	1.17%	1.09%	1.02%	1.07%

Non-performing loans to total loans, period end	0.45%	0.73%	0.27%	0.46%	0.38%

Allowance for loan losses as percentage of non-performing loans, period end	299.10%	160.76%	395.70%	219.57%	278.05%

Non-performing loans, other real estate owned and other repossessed assets as percentage of total loans, other real estate owned and other repossessed assets, period end	1.05%	1.26%	0.97%	0.51%	0.42%

Non-performing assets as percentage of total assets, period end	0.92%	1.24%	0.83%	0.43%	0.33%

*
Restructured loans on non-accrual status are included with non-accrual loans and not restructured loans.  At December 31, 2010 there was one loan totaling $255,000 that was both restructured and on non-accrual status.

The following table sets forth certain information with respect to the Bank’s past due loans:

Age Analysis of Past Due Loans
For the Year Ended December 31, 2010
(in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Total Loans	Past Due as percentage of Loans
Secured by real estate:
Construction	$-	$-	$-	$-	$27,390	0.00%
1-4 family residential	1,208	552	502	2,262	136,137	1.66%
Home equity line of credit	363	352	612	1,327	51,023	2.60%
Commercial real estate	428	-	187	615	215,349	0.29%
Commercial and industrial	84	99	96	279	29,819	0.94%
Consumer	100	-	-	100	7,031	1.42%
	$2,183	$1,003	$1,397	$4,583	$466,749	0.98%

For the Year Ended December 31, 2009

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Total Loans	Past Due as percentage of Loans
Secured by real estate:
Construction	$-	$-	$-	$-	$33,003	0.00%
1-4 family residential	1,876	-	432	2,308	144,274	1.60%
Home equity line of credit	102	469	-	571	49,435	1.16%
Commercial real estate	354	123	1,720	2,197	201,970	1.09%
Commercial and industrial	781	169	764	1,714	29,286	5.85%
Consumer	137	30	41	208	10,390	2.00%
	$3,250	$791	$2,957	$6,998	$468,358	1.49%

For the Year Ended December 31, 2008

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Total Loans	Past Due as percentage of Loans
Secured by real estate:
Construction	$-	$-	$-	$-	$38,037	0.00%
1-4 family residential	1,482	709	-	2,191	135,108	1.62%
Home equity line of credit	947	66	-	1,013	40,683	2.49%
Commercial real estate	1,637	1,545	-	3,182	170,403	1.87%
Commercial and industrial	268	175	453	896	39,985	2.24%
Consumer	245	23	78	346	15,962	2.17%
	$4,579	$2,518	$531	$7,628	$440,178	1.73%

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

At December 31, 2010, 2009, 2008, 2007, and 2006, the allowance for loan losses was $6.3 million, $5.5 million, $4.8 million, $4.2 million, and $4.5 million, respectively.  As a percentage of total loans, the allowance for loan losses increased from 1.17% at December 31, 2009 to 1.35% at December 31, 2010. The allowance for loan losses equaled 299.1% of non-performing loans at December 31, 2010 compared to 160.8% one year earlier.

The following table summarizes the Bank’s loan loss experience for each of the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars In Thousands)

	Years ended December 31,
	2010	2009	2008	2007	2006

Allowance for loan losses, January 1,	$5,482	$4,780	$4,185	$4,471	$4,238

Secured by real estate:
Construction	-	-	617	-	-
1-4 family residential	250	377	797	-	-
Home equity line of credit	111	129	10	-	-
Commercial real estate	632	245	-	-	-
Commercial and industrial	96	40	750	762	56
Consumer	255	298	530	301	200
Total loans charged-off	1,344	1,089	2,704	1,063	256

Secured by real estate:
Construction	-	-	-	-	-
1-4 family residential	6	36	-	-	-
Home equity line of credit	-	-	-	-	-
Commercial real estate	10	4	-	-	-
Commercial and industrial	9	7	12	-	60
Consumer	69	34	60	60	69
Total loans recoveries	94	81	72	60	129

Net Charge-Offs	1,250	1,008	2,632	1,003	127

Provision for loan losses	2,075	1,710	3,227	717	360

Allowance for loan losses, December 31,	$6,307	$5,482	$4,780	$4,185	$4,471

Ratio of net charge-offs to average loans	0.27%	0.22%	0.62%	0.24%	0.03%

The following table allocates the allowance for loan losses at December 31, 2010, 2009, 2008, 2007, and 2006 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars In Thousands)

	2010		2009		2008
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction	$150	5.87%	$186	7.05%	$231	8.64%
1-4 family residential	1,623	29.17%	1,179	30.80%	851	30.69%
Home equity line of credit	1,106	10.93%	814	10.55%	475	9.24%
Commercial real estate	2,321	46.14%	2,165	43.12%	1,641	38.71%
Commercial and industrial	793	6.39%	1,039	6.25%	1,323	9.08%
Consumer	$314	1.51%	$99	2.22%	$259	3.63%
	$6,307	100.00%	$5,482	100.00%	$4,780	100.00%

	2007		2006
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction	$317	8.99%	$403	8.00%
1-4 family residential	402	32.56%	350	31.16%
Home equity line of credit	201	8.78%	125	8.81%
Commercial real estate	1,575	34.23%	1,763	34.27%
Commercial and industrial	1,334	9.24%	1,367	9.86%
Consumer	356	6.20%	463	7.90%
	$4,185	100.00%	$4,471	100.00%

NON-INTEREST INCOME

2010 COMPARED WITH 2009

Total non-interest income increased by $324,000 from $4.38 million in 2009 to $4.71 million in 2010.  Non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary trust and estate fees, brokerage income, service charges on deposit accounts, and other fee income. Also included in non-interest income for 2010 was an impairment loss of $1.40 million on the investment in pooled trust preferred securities, as well as losses of $120,000 from the Bank’s sale of other real estate owned. These losses were partially offset by gains on the sale of securities of $541,000. See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion regarding the methodology for determining impairment on the Bank’s investment in pooled trust preferred securities.

Trust and estate income increased $161,000 or 17.9% from 2009 to 2010, primarily as the result of the increase in new trust customers as well as an increase in the market value of the assets under management. Brokerage income increased $179,000 or 83.7% from 2009 to 2010 primarily due to increased transactions generated by the improving stock market and the addition to sales staff of one broker.  Service charges on deposit accounts increased $89,000 or 3.3% to $2.80 million for 2010, compared with $2.71 million for 2009 due to the increase in transaction deposit account customers. Other service charges, commissions and fees decreased $30,000 or 2.1% from $1.46 million in 2009 to $1.43 million in 2010.  Also included in other service charges, commissions, and income is bank-owned life insurance (“BOLI”) income, which was $430,000 in 2010 compared with $408,000 in 2009.  Total BOLI was $11.2 million at December 31, 2010.

Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace. This assumes that the market value of the U.S. and international stock markets increases. Fees from deposits may decline in 2011 as the result of changes in regulations regarding fees on overdraft protection services.

2009 COMPARED WITH 2008

Total non-interest income decreased by $1.20 million from $5.59 million in 2008 to $4.38 million in 2009.  Also included in non-interest income were an impairment loss of $659,000 and $113,000 on the investment in pooled trust preferred securities and Silverton Bank common stock, respectively, as well as losses of $136,000 from the Bank’s  sale of other real estate owned. See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion regarding the methodology for determining impairment on the Bank’s investment in pooled trust preferred securities.
Trust and estate income decreased $140,000 or 13.6% from 2008 to 2009, primarily as the result of the decrease in the market value of the assets under management. Brokerage income decreased $32,000 or 13.1% due to decreased transactions. Service charges on deposit accounts decreased $66,000 or 2.4% to $2.71 million for 2009, compared with $2.78 million for 2008. Other service charges, commissions and fees decreased $374,000 or 20.4% from $1.84 million in 2008 to $1.46 million in 2009 partially due to gains of $122,000 in 2008 from the Bank’s activities in the partial ownership in finance-related limited liability corporations that lost $14,000 in 2009.  During 2008, the Bank recognized the net gain of $122,000 in the value of their partial ownership in four different entities, primarily a $217,000 gain due to the Bank’s ownership interest in Infinex, a full service broker/dealer.  Also included in other service charges, commissions, and income is BOLI income, which was $408,000 in 2009 compared with $410,000 in 2008.  Total BOLI was $10.9 million at December 31, 2009.

NON-INTEREST EXPENSE

2010 COMPARED WITH 2009

Total non-interest expense increased $704,000 or 3.6% in 2010 compared with 2009. The primary component of this was an increase in salaries and employees’ benefits of $669,000, or 6.8%. The increase in salary and benefit expense was due to the additional required funding of the Company’s pension plan from the date of its termination on December 31, 2009 to the date of its payout on December 10, 2010, as well as the full year impact of the additional employees used to staff the Bristow and Haymarket branch offices.  During 2009, the Company increased staff by approximately eight full-time equivalent people due to the branches opening in Bristow and Haymarket.

On December 20, 2008, the Board approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010, replaced the defined benefit pension plan with an enhanced 401(k) plan.  The 401(k) expenses were $662,000 in 2010 compared with $154,000 in 2009. Growth in 401(k) expense after 2010 is projected to increase approximately at the same rate of increase as salaries.

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

Net occupancy expense increased $370,000 or 25.6%, and furniture and equipment expense increased $152,000 or 13.8%, from 2009 to 2010 due to the additional expenses related to the full year impact of the new branches in Bristow and Haymarket, as well as the new branch location for the View Tree branch office.

Marketing expense decreased $32,000 or 4.5% from 2009 to 2010 primarily due to marketing expenditures associated with the opening of the Bristow and Haymarket branch offices made in 2009 that did not reoccur in 2010.

Consulting expense, which includes legal and accounting professional fees, decreased $259,000 or 20.1% in 2010 compared with 2009. This decrease reflects legal fees and other consulting fees associated with the 2009 annual meeting of shareholders and a contested election of directors that did not reoccur in 2010.

Data processing expense decreased $11,000 or 1.0% in 2010 compared with 2009. The Bank outsources much of its data processing to a third-party vendor. During 2009, the Bank changed its third party data processing vendor in an effort to improve customer service and reduce operating expenses.

The FDIC deposit insurance expense decreased from $866,000 for 2009 to $734,000 for 2010. The expense for 2009 included approximately $241,000 for the FDIC’s special assessment. The FDIC is required by law any time the Deposit Insurance Fund reserve ratio falls below 1.15%. The special assessment during 2009 was due to the impact of increased failures of FDIC-insured financial institutions in 2008 and 2009 on the DIF and its reserve ratio. During the fourth quarter of 2009, the Bank prepaid its FDIC assessment for 2010 through 2012. At December 31, 2010, the amount of the prepayment to be amortized through December 31, 2012 was $1,649,000.

Other operating expenses decreased $55,000 or 1.8% in 2010 compared with 2009.  The decrease in expense primarily reflects an expenses related to the 2009 annual meeting of shareholders and a contested election of directors related to the meeting that did not reoccur in 2010, as well as decreased non-loan charge-offs.

2009 COMPARED WITH 2008

Total non-interest expense increased $2.57 million or 15.3% in 2009 compared with 2008. The primary component of this was an increase in salaries and employees’ benefits of $1.61 million, or 19.4%. The increase in salary and benefit expense was primarily due to the reintroduction of incentive compensation in 2009 compared with the elimination of all cash-based incentive compensation for 2008. Cash-based incentive compensation totaled $537,000 for 2009 as compared with nothing in 2008 and $596,000 in 2007. Cash-based incentives are paid based upon the Company exceeding predetermined goals established by the Company’s board of directors. These predetermined goals include the Company’s net income as a percentage of average equity, loan growth, and transactional deposit growth. In addition to cash-based incentives, the increase in salaries and employees’ benefits also included a net increase of $430,000 in defined benefit pension plan expense from 2008 to 2009 due to the required accounting associated with the termination of the defined benefit pension plan effective December 31, 2009.

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

Data processing expense decreased $218,000 or 17.2% in 2009 compared with 2008. During 2009, the Bank changed its third party data processing vendor in an effort to improve customer service and reduce operating expenses.

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

INCOME TAXES

Income tax expense decreased by $63,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009. Income tax expense decreased by $210,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. The effective tax rates were 23.0% for 2010, 25.3% for 2009, and 27.2% for 2008. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits. Community development tax credits increased from approximately $23,000 and $27,000 in 2008 and 2009, respectively, to $105,000 in 2010.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2010 AND DECEMBER 31, 2009

Total assets were $598.0 million at December 31, 2010, an increase of 5.2% or $29.5 million from $568.5 million at December 31, 2009. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, total loans, deposits, and FHLB advances. Each of these categories, as well as investment securities and company-obligated mandatorily redeemable capital securities of subsidiary trust, is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in banks increased from $20.5 million at December 31, 2009 to $41.9 million at December 31, 2010. The increase in interest-bearing deposits in other banks was primarily the result of excess liquidity generated from deposit growth being temporarily deposited at the Federal Reserve Bank of Richmond.

INVESTMENT SECURITIES. Total investment securities were $46.5 million at December 31, 2010, reflecting an increase of $9.8 million from $36.7 million at December 31, 2009.  At December 31, 2010 and 2009, all investment securities were available for sale. The valuation allowance for the available for sale portfolio had an unrealized loss, net of tax benefit, of $2.13 million at December 31, 2010 compared with an unrealized loss, net of tax benefit, of $1.58 million at December 31, 2009. See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion on the market value loss on the Bank’s investment securities.

At December 31, 2010, 2009 and 2008, the carrying values of the major classifications of securities were as follows:

INVESTMENT PORTFOLIO
(In Thousands)

	Available for Sale (1)
	2010	2009	2008
Obligations of U.S. Government corporations and agencies	$40,032	$28,729	$25,772
Obligations of states and political subdivisions	5,619	5,724	5,458
Corporate Bonds	552	1,912	3,138
Mutual funds	326	312	298
FHLMC preferred stock	9	15	6
Total	$46,538	$36,692	$34,672
___________________
(1) Amounts for available-for-sale securities are based on fair value.

ESTIMATED MATURITY OR NEXT RATE ADJUSTMENT DATE
The following is a schedule of estimated maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2010:

ESTIMATED MATURITY DISTRIBUTION AND YIELDS OF SECURITIES
(Dollars In Thousands)

	Due in one year		Due after 1		Due after 5
	or less		through 5 years		through 10 years
	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$8	1.70%	$18,193	1.52%	$3,152	2.22%
Corporate bonds	-		-		-
Other taxable securities	-		-		-
Total taxable	8	1.70%	18,193	1.52%	3,152	2.22%
Obligations of states and political subdivisions, tax-exempt	-	-	-		1,801	5.28%
Total securities:	$8	1.70%	$18,193	1.52%	$4,953	3.33%

	Due after 10 years
	and Equity Securities		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$18,679	3.19%	$40,032	2.35%
Corporate bonds	552	0.00%	552	0.00%
Other taxable securities	335	3.04%	335	3.04%
Total taxable	19,566	3.10%	40,919	2.33%
Obligations of states and political subdivisions, tax-exempt	3,818	5.43%	5,619	5.38%
Total securities:	$23,384	3.48%	$46,538	2.70%

Excluding obligations of U. S. Government corporations and agencies, no Bank security investment exceeded 10% of shareholders’ equity.

LOANS. Total net loan balance after allowance for loan losses was $460.4 million at December 31, 2010, which represents a decrease of $2.3 million or 0.5% from $462.8 million at December 31, 2009. Commercial real estate loans increased $13.4 million from year-end 2009 to year-end 2010, while 1-to-4 family residential loans decreased $8.1 million and construction loans decreased $5.6 million over the same time period. The Bank’s loans are made primarily to customers located within the Bank’s primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2010:

MATURITY SCHEDULE OF SELECTED LOANS
(In Thousands)

	Within 1 Year	1 Year Within 5 Years	After 5 Years	Total
Commercial real estate loans	$10,982	$83,578	$120,789	$215,349
Commercial and industrial loans	20,833	6,329	2,657	29,819
Construction loans	15,005	10,173	2,212	27,390
	$46,820	$100,080	$125,658	$272,558
For maturities over one year:
Floating and adjustable rate loans		$21,078	$53,198	$74,276
Fixed rate loans		79,002	72,460	151,462
		$100,080	$125,658	$225,738

DEPOSITS. For the year ended December 31, 2010, total deposits increased by $54.1 million or 11.6% when compared with total deposits one year earlier. Non-interest-bearing deposits decreased by $845,000 and interest-bearing deposits increased by $54.9 million. Between July 2009 and January 2010, the Bank opened two new branch offices and relocated one existing branch office. The new branches and the branch relocation were instrumental in the increase of deposits during 2010.

Included in interest-bearing deposits at December 31, 2010 were $39.3 million of brokered deposits, or 7.6% of total deposits. This compares with $57.3 million of brokered deposits at December 31, 2009, or 12.3% of total deposits. Of the $39.3 million in brokered deposits at December 31, 2010, $28.0 million were deposits of Bank customers, exchanged through the CD Account Registry Services’ (“CDARS”) network.  Of the $57.3 million in brokered deposits at December 31, 2009, $31.1 million were deposits of Bank customers, exchanged through the CDARS network.  With the CDARS program, funds are placed into certificate of deposits issued by other banks in the network, in increments usually less than $100,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community.

The Bank projects to increase its transaction account and other deposits in 2011 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

DEPOSITS AND RATES PAID
(Dollars In Thousands)

	Year ended December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest-bearing	$67,386		$64,098		$67,541

Interest-bearing:
NOW accounts	120,212	0.56%	78,547	0.46%	84,294	0.95%
Money market accounts	64,330	0.69%	66,146	0.81%	90,184	2.03%
Regular savings accounts	50,481	0.41%	38,190	0.37%	31,482	0.47%
Time deposits:	192,920	1.92%	179,204	2.55%	123,424	3.67%
Total interest-bearing	427,943	1.18%	362,087	1.55%	329,384	2.22%
Total deposits	$495,329		$426,185		$396,925

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2010:

MATURITIES OF CERTIFICATES OF DEPOSIT
AND OTHER TIME DEPOSITS OF $100,000 AND MORE
(In Thousands)
At December 31, 2010

	Within Three Months	Three to Six Months	Six to Twelve Months	One to Four Years	Over Four Years	Total
$100,000 to $250,000	$18,311	$4,701	$13,679	$27,270	$6,673	$70,634
Over $250,000	3,702	790	3,368	12,378	9,709	29,947
Total	$22,013	$5,491	$17,047	$39,648	$16,382	$100,581

BORROWINGS. Amounts and weighted average rates for long and short term borrowings as of December 31, 2010, 2009 and 2008 are as follows:

BORROWED FUNDS
(Dollars In Thousands)

	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	Rate	Amount	Rate	Amount	Rate

FHLB advances	$25,000	3.91%	$50,000	2.19%	$45,000	3.35%

Federal funds purchased	$-		$-		$18,275	1.05%

At December 31, 2010, the weighted average life of the borrowed funds portfolio was 2.9 years.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders’ equity totaled $44.1 million at December 31, 2010 compared with $42.6 million at December 31, 2009. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.  The Company initiated an open market stock buyback program in 1998, through which it repurchased 9,301 shares at a cost of $155,000 in 2008, and no shares in 2009 and 2010.

Accumulated other comprehensive income/(loss) increased to an unrealized loss net of tax benefit of $2.06 million at December 31, 2010, compared with $1.92 million at December 31, 2009 and an unrealized loss net of tax benefit of $2.22 million at December 31, 2008.  The change in the accumulated other comprehensive loss between 2009 and 2008 was attributable to the increase of the ASC 715 “Compensation – Retirement Benefits” (formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans,”) impact regarding the Bank’s defined benefit retirement and post-retirement plans. During 2009, the impact of the authoritative accounting guidance was a gain of $263,000 net of tax benefit compared with a loss of $167,000 net of tax benefit during 2008. See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion on the market value loss on the Bank’s investment in pooled trust preferred securities.

During 2002 and 2006, the Company established subsidiary trusts that issued $4.0 million and $4.0 million of capital securities, respectively, as part of two separate pooled trust preferred security offerings with other financial institutions. During 2008, the Company repaid the $4.0 million issued in 2002. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Government Supervision and Regulation” in Part I, Item 1 of this Form 10-K, banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2010, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $47.2 million at December 31, 2010 compared with $26.2 million at December 31, 2009. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $3.3 million was unpledged and readily salable at December 31, 2010. In addition, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $118.7 million at December 31, 2010 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks, including the Federal Reserve, totaling approximately $59.2 million. At December 31, 2010, $25.0 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2010 and 2009. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

LIQUIDITY SOURCES AND USES
(Dollars In Thousands)

	December 31, 2010			December 31, 2009
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$59,157	$-	$59,157	$72,563	$-	$72,563
Federal Home Loan Bank lines of credit	118,655	25,000	93,655	108,310	50,000	58,310
Federal funds sold and interest-bearing deposits in other banks, excluding reserve requirements	26,339		26,339	13,617		13,617
Securities, available for sale and unpledged at fair value			3,297			10,730
Total short-term funding sources			$182,448			$155,220

Uses:
Unfunded loan commitments and lending lines of credit			$62,798			$71,523
Letters of credit			4,412			8,585
Total potential short-term funding uses			$67,210			$80,108

Ratio of short-term funding sources to potential short-term funding uses			271.5%			193.8%

CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2010, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At December 31, 2010 and 2009, the Company exceeded its regulatory capital ratios, as set forth in the following table:

REGULATORY CAPITAL RATIOS
(Dollars In Thousands)

	December 31,
	2010	2009

Tier 1 Capital:
Shareholders' Equity	$44,106	$42,639
Plus: Unrealized loss on securities available for sale/FAS 158, net	2,064	1,923
Less: Unrealized loss on equity securities, net securities, net	-	(4)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000
Total Tier 1 Capital	$50,170	48,558

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,558	5,482

Total Capital:	55,728	54,040

Risk Weighted Assets:	$443,923	$442,658

Leverage Ratio	8.55%	8.68%

Risk Based Capital Ratios:
Tier 1 to Risk Weighted Assets	11.30%	10.97%

Total Capital to Risk Weighted Assets	12.55%	12.21%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2010.

(In Thousands)	Payments due by period
Contractual Obligations:	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years
Debt obligations	$29,124	$-	$15,000	$10,000	$4,124
Operating lease obligations	$17,379	2,006	3,994	3,495	7,884
Total	$46,503	$2,006	$18,994	$13,495	$12,008

* Includes $4.1 million of capital securities with varying put provisions beginning September 21, 2011 with a mandatory redemption September 21, 2036.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s off-balance sheet arrangements consist of interest rate swap agreements, commitments to extend credit and letters of credit.

The Company entered into an interest rate swap agreement on July 1, 2010.  The Bank uses the interest rate swap to reduce interest rate risks and to manage interest income, specifically with regard to the interest rate expense on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability priced at three month LIBOR plus 1.70% into a fixed rate liability priced at 4.91% through 2020.  Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income.  These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

Commitments to extend credit and letters of credit were and $62.80 million and $4.4 million, respectively, at December 31, 2010, and $71.5 million and $8.6 million, respectively, at December 31, 2009.

See Note 16 “Financial Instruments with Off-Balance-Sheet Risk” and  Note 17 “Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements. The impact on liquidity of these arrangements is illustrated in the LIQUIDITY SOURCES AND USES table above.

Revenues for standby letters of credit were $63,000 and $45,000 for 2010 and 2009, respectively. There were 46 and 61 separate standby letters of credit at December 31, 2010 and 2009, respectively. During 2010 and 2009, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity under varying market rate assumptions. The Bank monitors exposure to instantaneous changes in rates of up to 200 basis points up or down over a rolling 12-month period. The Bank’s policy limit for the maximum negative impact on net interest income and change in equity from instantaneous changes in interest rates of 200 basis points over 12 months is 15% and 20%, respectively. Management has maintained a risk position well within these guideline levels during 2010.

The following tables present the Bank’s anticipated market value changes in equity under various rate scenarios as of December 31, 2010 and 2009:

MARKET RISK

2010	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars In Thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Interest earning deposits in banks				$41,919	41,919	-	0.00%
Fed funds sold				11	11	-	0.00%
Securities		Note:		49,926	46,466	(3,460)	-6.93%
Loans receivable		Due to the absolute level of		479,009	464,895	(14,114)	-2.95%
Total rate sensitive assets		market interest rates		570,865	553,291	(17,574)	-3.08%
Other assets		at December 31, 2010,		40,490	40,490	-	0.00%
Total assets		the calculation of a change		$611,355	$593,781	$(17,574)	-2.87%
		in market value due to an
		instantaneous decrease of
Demand deposits		200 basis points would		$62,886	$59,547	$(3,339)	-5.31%
Rate-bearing deposits		not be meaningful.		451,420	440,853	(10,567)	-2.34%
Borrowed funds				30,942	29,352	(1,590)	-5.14%
Other liabilities				4,754	4,754	-	0.00%
Total liabilities				550,002	534,506	(15,496)	-2.82%

Present Value Equity				61,353	59,275	(2,078)	-3.39%
Total liabilities and equity				$611,355	$593,781	$(17,574)	-2.87%

2009	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars In Thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Interest earning deposits in banks				$20,547	20,547	-	0.00%
Fed funds sold				9	9	-	0.00%
Securities		Note:		40,467	38,764	(1,703)	-4.21%
Loans receivable		Due to the absolute level of		477,100	451,811	(25,289)	-5.30%
Total rate sensitive assets		market interest rates		538,123	511,131	(26,992)	-5.02%
Other assets		at December 31, 2009,		44,675	44,675	-	0.00%
Total assets		the calculation of a change		$582,798	$555,806	$(26,992)	-4.63%
		in market value due to an
		instantaneous decrease of
Demand deposits		200 basis points would		$62,361	$56,386	$(5,975)	-9.58%
Rate-bearing deposits		not be meaningful.		397,280	388,793	(8,487)	-2.14%
Borrowed funds				53,150	51,524	(1,626)	-3.06%
Other liabilities				5,733	5,733	-	0.00%
Total liabilities				518,524	502,436	(16,088)	-3.10%

Present Value Equity				64,274	53,370	(10,904)	-16.96%
Total liabilities and equity				$582,798	$555,806	$(26,992)	-4.63%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Warrenton, Virginia
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2010

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets
Consolidated statements of income
Consolidated statements of cash flows
Consolidated statements of changes in shareholders’ equity
Notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Fauquier Bankshares, Inc.
Warrenton, Virginia

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. The management of Fauquier Bankshares, Inc. and its subsidiaries (the "Company") is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 11, 2011

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

Assets
Cash and due from banks	$5,252,361	$5,652,617
Interest-bearing deposits in other banks	41,919,040	20,546,596
Federal funds sold	11,098	9,154
Securities available for sale, net	46,537,941	36,692,094
Restricted investments	3,388,300	3,774,700
Loans	466,748,799	468,265,925
Less: Allowance for loan losses	(6,307,193)	(5,481,963)
Net loans	460,441,606	462,783,962
Bank premises and equipment, net	14,158,374	14,025,745
Accrued interest receivable	1,488,438	1,495,085
Other real estate owned, net of allowance	2,821,000	2,479,860
Other assets	22,022,186	21,022,655
Total assets	$598,040,344	$568,482,468

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$67,624,847	$68,469,699
Interest-bearing:
NOW accounts	143,842,999	83,395,687
Savings and money market accounts	132,825,735	106,458,563
Time deposits	175,762,789	207,662,808
Total interest-bearing	452,431,523	397,517,058
Total deposits	520,056,370	465,986,757

Federal funds purchased	-	-
Federal Home Loan Bank advances	25,000,000	50,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	4,754,411	5,732,869
Commitments and Contingencies	-	-
Total liabilities	553,934,781	525,843,626

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2010: 3,636,758 shares (includes nonvested shares of 33,772); 2009: 3,594,685 shares (includes nonvested shares of 47,282)	11,277,346	11,103,371
Retained earnings	34,892,905	33,458,933
Accumulated other comprehensive income (loss), net	(2,064,688)	(1,923,462)
Total shareholders' equity	44,105,563	42,638,842

Total liabilities and shareholders' equity	$598,040,344	$568,482,468

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
For Each of the Three Years in the Period Ended December 31, 2010

	2010	2009	2008
Interest Income
Interest and fees on loans	$26,848,854	$26,472,658	$26,943,526
Interest and dividends on securities available for sale:
Taxable interest income	1,133,531	1,278,251	1,410,216
Interest income exempt from federal income taxes	228,598	238,025	234,791
Dividends	46,176	65,298	180,835
Interest on federal funds sold	21	201	33,303
Interest on deposits in other banks	73,293	19,573	35,753
Total interest income	28,330,473	28,074,006	28,838,424

Interest Expense
Interest on deposits	5,035,625	5,598,144	7,301,118
Interest on federal funds purchased	1,330	41,341	117,719
Interest on Federal Home Loan Bank advances	969,815	1,050,444	1,768,597
Distribution on capital securities of subsidiary trusts	117,316	109,051	200,263
Total interest expense	6,124,086	6,798,980	9,387,697

Net interest income	22,206,387	21,275,026	19,450,727

Provision for loan losses	2,075,000	1,710,000	3,227,269

Net interest income after provision for loan losses	20,131,387	19,565,026	16,223,458

Other Income
Trust and estate income	1,059,573	898,927	1,039,876
Brokerage income	393,826	214,381	246,695
Service charges on deposit accounts	2,799,489	2,710,499	2,776,599
Other service charges, commissions and income	1,434,675	1,464,750	1,839,155
Gain (loss) on sale and impairment of other real estate owned	(119,810)	(135,759)	25,718
Total other-than temporary impairment losses on securities	(1,370,032)	(1,225,641)	(422,500)
Less: Portion of gain (loss) recognized in other comprehensive income (before taxes)	(33,521)	454,007	-
Net other-than temporary impairment losses on securities	(1,403,553)	(771,634)	(422,500)
Gain on sale of securities	541,109	-	87,585
Total other income	4,705,309	4,381,164	5,593,128

Other Expenses
Salaries and benefits	10,541,346	9,871,987	8,266,366
Net occupancy expense of premises	1,814,909	1,444,687	1,286,499
Furniture and equipment	1,251,277	1,099,171	1,176,410
Marketing expense	675,227	707,160	619,908
Legal, audit and consulting expense	1,028,635	1,287,152	1,095,359
Data processing expense	1,040,233	1,050,859	1,268,929
Federal Deposit Insurance Corporation expense	733,989	865,861	290,922
Other operating expenses	2,990,850	3,045,894	2,793,829
Total other expenses	20,076,466	19,372,771	16,798,222

Income before income taxes	4,760,230	4,573,419	5,018,364

Income tax expense	1,092,914	1,155,941	1,365,649

Net Income	$3,667,316	$3,417,478	$3,652,715

Earnings per Share, basic	$1.01	$0.95	$1.04

Earnings per Share, assuming dilution	$1.01	$0.95	$1.03

Dividends per Share	$0.72	$0.80	$0.80
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2010

	2010	2009	2008
Cash Flows from Operating Activities
Net income	$3,667,316	$3,417,478	$3,652,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,234,425	808,312	909,992
Loss on disposal of fixed assets	140,067	-	-
Provision for loan losses	2,075,000	1,710,000	3,227,269
Deferred tax benefit	(854,412)	(874,440)	(661,835)
Loss on impairment of other real estate	58,085	-	-
Loss (gain) on sale of other real estate owned	61,725	135,759	(25,718)
Loss on impairment of securities	1,403,553	771,634	422,500
(Gain) on sale of securities	(541,109)	-	(87,585)
Tax benefit of nonqualified options exercised	(54,832)	(10,162)	(21,783)
Amortization (accretion) of security premiums, net	71,748	(19,698)	(5,483)
Amortization of unearned compensation, net	246,789	208,666	263,575
Changes in assets and liabilities:
(Increase) in other assets	(47,042)	(2,518,912)	(793,455)
Increase (decrease) in other liabilities	(313,656)	398,205	262,836
Net cash provided by operating activities	7,147,657	4,026,842	7,143,028

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	10,487,508	-	9,078,470
Proceeds from maturities, calls and principal payments of securities available for sale	14,707,585	9,145,417	4,843,106
Purchase of securities available for sale	(36,817,758)	(11,757,480)	(16,253,706)
Purchase of premises and equipment	(1,507,121)	(6,212,840)	(2,350,840)
(Purchase of) proceeds from redemption of other bank stock	386,400	(719,900)	(392,300)
Net (increase) in loans	(1,010,644)	(29,815,529)	(32,517,055)
Proceeds from sale of other real estate owned	817,050	869,626	710,083
Net cash (used in) investing activities	(12,936,980)	(38,490,706)	(36,882,242)

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	85,969,632	11,891,346	(47,290,885)
Net (decrease) increase in certificates of deposit	(31,900,019)	53,801,780	43,025,593
Federal Home Loan Bank advances	-	170,000,000	75,000,000
Federal Home Loan Bank principal repayments	(25,000,000)	(165,000,000)	(65,000,000)
Purchase (repayment) of federal funds	-	(18,275,000)	18,275,000
Cash dividends paid on common stock	(2,615,023)	(2,877,259)	(2,853,779)
Issuance of common stock	308,865	108,202	209,304
Acquisition of common stock	-	-	(155,031)
Net cash provided by financing activities	26,763,455	49,649,069	21,210,202

Increase (decrease) in cash and cash equivalents	20,974,132	15,185,205	(8,529,012)

Cash and Cash Equivalents
Beginning	26,208,367	11,023,162	19,552,174

Ending	$47,182,499	$26,208,367	$11,023,162
Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$6,272,878	$7,048,637	$9,447,980

Income taxes	$2,376,000	$1,729,000	$1,774,500

Supplemental Disclosures of Noncash Investing Activities

Foreclosed assets acquired in settlement of loans	$1,278,000	$450,775	$3,718,835

Unrealized gain (loss) on securities available for sale, net of tax effect	$(556,131)	$31,279	$(1,276,886)

Changes in benefit obligations and plan assets for defined benefit and post-retirement benefit plans, net of tax effect	$402,579	$262,800	$(167,226)

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Each of theThree Years Ended December 31, 2010

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2007	$10,974,293	$31,626,627	$(773,168)		$41,827,752

Comprehensive income:
Net income	-	3,652,715	-	$3,652,715	3,652,715
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred tax benefit of $771,661			(1,497,930)	(1,497,930)
Add: reclassification adjustments, net of tax of $113,871			221,044	221,044
Less: change in beneficial obligation for defined benefit and
SERP plans, net of deferred tax benefit of $86,147			(167,226)	(167,226)
Other comprehensive income net of tax benefit of $743,937				(1,444,112)	(1,444,112)
Total comprehensive income				$2,208,603
Initial implementation of EITF 06-4, net of income tax benefit of $6,433	-	(12,487)	-		(12,487)
Cash dividends ($.80 per share)	-	(2,853,779)	-		(2,853,779)
Acquisition of 9,301 shares of common stock	(29,112)	(125,919)	-		(155,031)
Amortization of unearned compensation, restricted stock awards	-	289,820	-		289,820
Restricted stock forfeiture	-	(49,604)	-		(49,604)
Issuance of common stock - nonvested shares (10,315 shares)	32,286	(32,286)	-		-
Exercise of stock options	59,220	173,443	-		232,663
Balance, December 31, 2008	$11,036,687	$32,668,530	$(2,217,280)		$41,487,937
Comprehensive income:
Net income	-	3,417,478	-	$3,417,478	3,417,478
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred tax benefit of $246,422			(477,999)	(477,999)
Add: reclassification adjustments, net of tax of $262,356			509,278	509,278
Add: change in beneficial obligation for defined benefit and
SERP plans, net of deferred tax of $135,246			262,539	262,539
Other comprehensive income net of tax of $151,180				293,818	293,818
Total comprehensive income				$3,711,296
Cash dividends ($.80 per share)	-	(2,877,259)	-		(2,877,259)
Amortization of unearned compensation, restricted stock awards	-	208,666	-		208,666
Issuance of common stock - nonvested shares (10,585 shares)	33,131	(33,131)	-		-
Exercise of stock options	33,553	74,649	-		108,202
Balance, December 31, 2009	$11,103,371	$33,458,933	$(1,923,462)		$42,638,843

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Each of theThree Years in the Period Ended December 31, 2010

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2009	$11,103,371	$33,458,932	$(1,923,462)		$42,638,841

Net income	-	3,667,316	-	$3,667,316	3,667,316
Other comprehensive income net of tax:
Interest rate swap (cash flow hedge), net of tax benefit of $6,350			12,326	12,326
Unrealized holding losses on securities available for sale, net of deferred tax benefit of $579,725			(1,125,344)	(1,125,344)
Add: change in beneficial obligation for defined benefit and SERP plans, net of tax of $207,390			402,579	402,579
Less: gain on sale of securities available for sale, net of tax benefit of $183,977			(357,132)	(357,132)
Add: reclassification adjustments for other than temporary impairment, net of deferred tax of $477,208			926,345	926,345
Other comprehensive income (loss) net of tax of $72,754			(141,226)	(141,226)	(141,226)
Total comprehensive income				$3,526,090
Cash dividends ($.72 per share)		(2,615,023)	-		(2,615,023)
Amortization of unearned compensation, restricted stock awards		246,789	-		246,789
Issuance of common stock - nonvested shares (28,847 shares)	90,291	(90,291)	-		-
Issuance of common stock - vested shares (6,522 shares)	20,414	69,459			89,873
Exercise of stock options	63,270	155,722	-		218,992
Balance, December 31, 2010	$11,277,346	$34,892,904	$(2,064,688)		$44,105,562

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For Each of the Three Years in the Period Ended December 31, 2010

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

Authoritative accounting guidance clarifies the rules for consolidation of certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest.  An entity is subject to deconsolidation under the guidance if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”).  Variable interest entities within the scope of the authoritative accounting guidance will be required to be consolidated with their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s losses, receives a majority of its expected returns, or both.

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

The Board of Governors of the Federal Reserve System (“Federal Reserve”) has issued guidance on the regulatory capital treatment for the trust-preferred securities issued by the Company as a result of the adoption of the authoritative accounting guidance.  The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.”  The rule took effect March 31, 2008. Management evaluated the effects of the rule, and determined that it did not have a material impact on its capital ratios.

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

Notes to Consolidated Financial Statements

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and whether the Company expects to recover the security’s entire amortized cost basis. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Bank is required to maintain an investment in the capital stock of certain correspondent banks.  No readily available market exists for this stock and it has no quoted market value.  The investment in these securities is recorded at cost and they are reported on the Company’s consolidated balance sheet as restricted securities.

Loans

Loans are presented on the consolidated balance sheet at their recorded investment, which represents the unpaid principal balances, less the allowance for loan losses, partial charge-offs and the net of unamortized deferred loans fees and costs.

The Company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area. The Company does not have significant concentrations in any one industry or customer.

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

The accrual of interest on mortgage, commercial and installment loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered uncollectable.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

Notes to Consolidated Financial Statements

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

All loans are risk rated by a universal bank grading system, (1-9), endorsed by federal agencies. Level 1 is a loan with minimal risk, 2-modest risk, 3-average risk, 4- acceptable risk, 5-marginally acceptable risk, 6-Other Assets Especially Mentioned, (potential weaknesses identified), 7- Substandard, (well defined weaknesses that may result in possible losses), 8-Doubtful, (unlikely to be repaid in full and will probably result in losses), 9- Loss, (will not be repaid in full and losses will occur).

The allowance consists of specific (ASC 310.10.35) and general (ASC 450.10) components.  The specific component (ASC 310.10.35) relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component, (ASC 450.10), covers non-classified loans and is based on historical loss experience adjusted for qualitative factors and is also maintained to cover uncertainties that could affect management’s estimate of probable losses.  This component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Individual portfolio segments are evaluated on a rolling quarterly basis for the six prior quarters through a rating matrix that values internal and external qualitative factors and within a range of performing allocations by the following categories: delinquency, short term and long term loss history, and non-performing loans,

Risk characteristics are evaluated for each portfolio segment by reviewing external factors such as: unemployment, new building permits, bankruptcies, foreclosures, regional economic conditions, competition and regulatory factors. Internal risk characteristics evaluated include: lender turnover, lender experience, lending policy changes, loan portfolio & terms, collateral, risk rating downgrades, loan concentrations, and loan review.

Commercial real estate loans are subject to being in a cyclical industry that has economic and collateral value fluctuations. Commercial real estate lending is primarily limited to our specific geographic market area of Fauquier and western Prince William counties. Generally, the Bank does not provide stand alone construction financing for the commercial or residential market. Construction lending normally results in permanent financing provided by the Bank. Commercial and industrial loans are made to small businesses in our geographic market area that are subject to management, industry and economic fluctuations that can impact cash flow, which is the primary source of repayment for both commercial and industrial loans and commercial real estate loans. Collateral for these loans is real estate and/or business assets, such as equipment and inventories. This collateral can fluctuate in value based on market conditions and timing of sale. Retail loans, which include residential mortgages, home equity lines of credit, and consumer loans, are made within strict loan policies, procedures, and regulatory compliance guidelines. These loans are regularly reviewed by independent third party consultants for compliance. Retail loans, when compared to commercial and industrial loans and commercial real estate loans, are of relatively smaller amounts made to many diverse customers within the Bank’s specific market area. There is not a dominant industry within the Bank’s defined market area, but due to the Bank’s proximity to Washington, D.C., a significant amount of local employment is directly or indirectly related to the federal government.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans, residential loans, and home equity lines of credit loans for impairment disclosures.

Notes to Consolidated Financial Statements

Commercial and industrial loans, commercial real estate loans, and construction loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and industrial, commercial real estate, and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market .price, or the fair value of the collateral if the loan is collateral dependent.

A Troubled Debt Restructuring (“TDR”) identification process has been established using a template of questions that determine whether a debtor is experiencing financial difficulty and, if so, whether the bank has granted a concession to a borrower by modifying the loan. Then, mitigating factors are evaluated to determine a final conclusion as to the whether the loan is a TDR.

One loan in the portfolio has been identified as a TDR. This loan, with a balance of $255,000, is a commercial and industrial loan, secured by business assets. The loan was originated during December 2007 and was modified during June 2010.  At December 31, 2010, this loan was not performing in accordance with its modified terms, and is on non-accrual status and an appropriate specific reserve has been established.

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

Notes to Consolidated Financial Statements

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Defined Benefit Pension Plan

Until December 31, 2010, the Company had a pension plan for its employees.  Benefits were generally based upon years of service and the employees’ compensation.  The Company funded pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The Company’s defined benefit plan was terminated on December 31, 2009 and settled during December 2010.

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

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the price of the Company’s common stock at the date of the grant is used for restricted awards. There were no options granted in 2010, 2009, or 2008.

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

Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis.  Capitalized costs include accrued interest and any costs that significantly improve the value of the properties. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Gains and losses resulting from the sale or write-down of foreclosed real estate are recorded in other income. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses.

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

Marketing

The Company follows the policy of charging the costs of marketing, including advertising, to expense as incurred.  Marketing expenses of $675,227, $707,160, and $619,908 were incurred in 2010, 2009 and 2008, respectively.

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

Accumulated other comprehensive income (loss) consists of the following components, net of deferred tax:

	Unrealized Gains (Losses) on Securities	Defined Benefit Retirement Obligation	Unrealized Holding Gains (Losses) in Fair Value of Derivatives Used for Cash Flow Hedge	Total
Balance, December 31, 2008	$(1,609,083)	$(608,197)	$-	$(2,217,280)
2009 change	31,279	262,539	-	293,818
Balance, December 31, 2009	(1,577,804)	(345,658)	-	(1,923,462)
2010 change	(556,131)	402,579	12,326	(141,226)
Balance, December 31, 2010	$(2,133,935)	$56,921	$12,326	$(2,064,688)

Fair Value Measurements

Fair values of financial institutions are estimated using relevant information and assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the asset has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets..

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (“Codification”) in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (“SEC”) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

Notes to Consolidated Financial Statements

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.”  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (“SOX”), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010. At December 31, 2010, the Company was neither accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.”  This interpretive release is intended to improve discussion of liquidity and capital resources in a public company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance is not expected to have a material impact on the Bank’s/Company’s (consolidated) financial statements.

For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting,” which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using accounting principles generally accepted in the United States were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S.
Government corporations and agencies	$40,020,633	$353,292	$(342,206)	$40,031,719
Obligations of states and political subdivisions	5,467,451	154,160	(2,847)	5,618,764
Corporate Bonds	3,947,133	-	(3,395,289)	551,844
Mutual Funds	326,861	-	(347)	326,514
FHLMC Preferred Bank Stock	9,100	-	-	9,100
	$49,771,178	$507,452	$(3,740,689)	$46,537,941

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S.
Government corporations and agencies	$27,837,619	$916,798	$(25,592)	$28,728,825
Obligations of states and political subdivisions	5,569,586	163,021	(8,758)	5,723,849
Corporate Bonds	5,341,286	-	(3,428,830)	1,912,456
Mutual Funds	315,715	-	(3,451)	312,264
FHLMC Preferred Bank Stock	18,500	-	(3,800)	14,700
	$39,082,706	$1,079,819	$(3,470,431)	$36,692,094

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2010
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	15,067,663	14,978,976
Due after five years through ten years	5,275,061	5,395,549
Due after ten years	29,092,493	25,827,802
Equity securities	335,961	335,614
	$49,771,178	$46,537,941

Notes to Consolidated Financial Statements

During 2010, nine securities with a total amortized cost of $9.9 million were sold at a gain of $541,109.  Eight of these bonds were sold in order to ensure the recognition of current value that had future exposure to prepayment risk, and one bond was sold due to its relatively longer-term contractual duration and inherent extension risk of an additional two years duration if market rates were to increase in the future. The tax expense on these gains on sale totaled $183,977.

During 2010, the Company recognized an Other Than Temporary Impairment (“OTTI”) on its investment in pooled trust preferred securities of $1,394,153 and on its Freddie Mac preferred stock of $9,400. The tax benefit applicable to this OTTI loss amounted to $477,208. There were no securities sold in 2009.  During 2009, the Company recognized an OTTI on its investment in pooled trust preferred securities of $658,714. The tax benefit applicable to this OTTI loss amounted to $223,963.

For the year ended December 31, 2008, proceeds from sales of securities available for sale amounted to $9.1 million. Gross realized gains amounted to $87,585 in 2008.  The tax expense applicable to this net realized gain amounted to $29,779. In addition, the Company recognized an OTTI on its Freddie Mac preferred stock of $422,500. The tax benefit applicable to this OTTI loss amounted to $143,650.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

December 31, 2010	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$24,409,268	$(342,206)	$-	$-	$24,409,268	$(342,206)
Obligations of states and political subdivisions	579,760	(2,847)	-	-	579,760	(2,847)
Corporate Bonds	-	-	551,844	(3,395,289)	551,844	(3,395,289)
Subtotal, debt securities	24,989,028	(345,053)	551,844	(3,395,289)	25,540,872	(3,740,342)
Mutual Funds	-	-	326,514	(347)	326,514	(347)
Total temporary impaired securities	$24,989,028	$(345,053)	$878,358	$(3,395,636)	$25,867,386	$(3,740,689)

December 31, 2009	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$3,030,782	$(25,592)	$-	$-	$3,030,782	$(25,592)
Obligations of states and political subdivisions	312,667	(174)	275,475	(8,584)	588,142	(8,758)
Corporate Bonds	-	-	1,912,456	(3,428,830)	1,912,456	(3,428,830)
Subtotal, debt securities	3,343,449	(25,766)	2,187,931	(3,437,414)	5,531,380	(3,463,180)
Mutual Funds	-	-	312,263	(3,451)	312,263	(3,451)
FHLMC Preferred Bank Stock	14,700	(3,800)	-	-	14,700	(3,800)
Total temporary impaired securities	$3,358,149	$(29,566)	$2,500,194	$(3,440,865)	$5,858,343	$(3,470,431)

Notes to Consolidated Financial Statements

The nature of securities which are temporarily impaired for a continuous 12 month period or more can be segregated into two groups.

The first group consists of four corporate bonds with a cost basis totaling $3.95 million and a temporary loss of approximately $3.40 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody’s Analytics employs a two step discounted cash-flow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. Each of trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of between 60 and 69 different financial institutions. They have an estimated maturity of 24 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”).  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of December 31, 2010. All four bonds totaling $552,000 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 4.

Additional information regarding each of the pooled trust preferred securities as of December 31, 2010 follows:

Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit
$359,294	$13,619	54.51%	29.81%	15.68%	broken	C	$640,706	$228,146
1,682,320	327,332	70.31%	16.57%	13.12%	broken	Ca	317,680	894,292
1,350,926	196,378	69.99%	22.47%	7.54%	broken	Ca	649,074	762,001
554,593	14,515	64.99%	22.19%	12.82%	broken	C	445,407	356,451
$3,947,133	$551,844						$2,052,867	$2,240,890
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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with ASC 320-10-35-34D):

Notes to Consolidated Financial Statements

Available for sale
Beginning balance as of December 31, 2009	$658,714
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	649,074
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	754,479
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	-
Ending balance as of December 31, 2010	$2,062,267

The carrying value of securities pledged to secure deposits and for other purposes amounted to $42.6 million and $23.7 million at December 31, 2010 and 2009, respectively.

    The amortized cost and fair value of restricted securities follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:				-
Federal Home Loan Bank Stock	$3,239,300	$-	$-	$3,239,300
Federal Reserve Bank Stock	99,000	-	-	99,000
Community Bankers' Bank Stock	50,000	-	-	50,000
	$3,388,300	$-	$-	$3,388,300

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:				-
Federal Home Loan Bank Stock	$3,625,700	$-	$-	$3,625,700
Federal Reserve Bank Stock	99,000	-	-	99,000
Community Bankers' Bank Stock	50,000	-	-	50,000
	$3,774,700	$-	$-	$3,774,700

The Company’s restricted investments include an equity investment in the Federal Home Loan Bank of Atlanta (“FHLB”). FHLB stock is generally viewed as a long term investment and as a restricted investment which is carried at cost because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividends in 2009, and the resumption of dividends in 2010, the Company does not consider this investment to be other than temporarily impaired at December 31, 2010, and no impairment has been recognized.

Silverton Bank was closed by regulators on May 1, 2009. During the second quarter of 2009, the Company recorded an impairment of the entire investment totaling $112,920. There was no tax benefit applicable to this OTTI loss.

Notes to Consolidated Financial Statements

Note 3.	Loans

A summary of the balances of loans follows:

	December 31,
	2010	2009
	(In Thousands)
Real estate loans:
Construction	$27,390	$33,003
Residential real estate	136,137	144,274
Home equity lines of credit	51,023	49,435
Commercial real estate	215,349	201,872
Commercial and industrial loans (not secured by real estate)	29,819	29,292
Consumer loans	7,031	10,390
Total loans	466,749	468,266
Allowance for loan losses	(6,307)	(5,482)
Net loans	$460,442	$462,784

Note 4.	Allowance for Loan Losses

Analysis of the allowance for loan losses follows:

	2010	2009	2008
Balance at beginning of year	$5,481,963	$4,779,662	$4,185,209
Provision for loan losses	2,075,000	1,710,000	3,227,269
Recoveries of loans previously charged-off	94,859	81,106	72,298
Loan losses charged-off	(1,344,629)	(1,088,805)	(2,705,114)
Balance at end of year	$6,307,193	$5,481,963	$4,779,662

	2010	2009	2008
Impaired loans for which an allowance has been provided	$978,802	$3,213,516	$809,221
Impaired loans for which no allowance has been provided	446,361	175,429	81,604
	$1,425,163	$3,388,945	$890,825

Allowance provided for impaired loans, included in the allowance for loan losses	$790,700	$1,163,072	$720,395

	2010	2009	2008
Average balance in impaired loans	$1,508,082	$3,631,937	$1,308,909

Interest income recognized on impaired loans	$57,815	$148,490	$35,940

Notes to Consolidated Financial Statements

Allowance for Loan Losses
For the Year Ended December 31, 2010

	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Allowance for individually evaluated for impairment:
Ending balance at December 31, 2010	$602,900	$187,800	$-	$-	$-	$-	$790,700

Allowance for collectively evaluated for impairment:
Ending balance at December 31, 2010	189,896	2,132,892	150,513	314,580	1,622,830	1,105,782	5,516,493
Total allowance for loan losses	$792,796	$2,320,692	$150,513	$314,580	$1,622,830	$1,105,782	$6,307,193

Analysis of the Loan Receivable Activity
For the Year Ended December 31, 2010

	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Individually evaluated for impairment balance:
Ending balance	$819,646	$605,517	$-	$-	$-	$-	$1,425,163

Collectively evaluated for impairment balance:
Ending balance	28,998,802	214,743,618	27,389,565	7,031,226	136,137,440	51,022,985	465,323,636
Total Loans	$29,818,448	$215,349,135	$27,389,565	$7,031,226	$136,137,440	$51,022,985	$466,748,799

Credit Quality Indicators
For the Year Ended December 31, 2010

	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$24,489,238	$160,944,161	$22,854,565	$6,935,003	$129,087,024	$46,551,709	$390,861,700
Special mention	3,118,443	41,077,145	4,535,000	59,602	2,834,248	1,839,000	53,463,438
Substandard	1,923,445	13,327,829	-	36,621	3,880,454	1,986,196	21,154,545
Doubtful	287,322	-	-	-	335,714	646,080	1,269,116
Loss	-	-	-	-	-	-	-
Total	$29,818,448	$215,349,135	$27,389,565	$7,031,226	$136,137,440	$51,022,985	$466,748,799

Credit Quality Information
Age Analysis of Past Due Financing Receivables
For the Year Ended December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$84,131	$98,475	$95,696	$278,302	$29,540,146	$29,818,448	$75,102	$368,771
Commercial real estate	427,995	-	187,490	615,485	214,733,650	215,349,135	187,490	312,672
Commercial construction	-	-	-	-	27,389,565	27,389,565	-	-
Consumer	100,219	-	-	100,219	6,931,007	7,031,226	-	12,197
Residential real estate	1,208,344	551,353	502,119	2,261,816	133,875,624	136,137,440	-	769,000
Home equity line of credit	363,641	351,792	612,018	1,327,451	49,695,534	51,022,985	-	646,080
Total	$2,184,330	$1,001,620	$1,397,323	$4,583,273	$462,165,526	$466,748,799	$262,592	$2,108,720

Notes to Consolidated Financial Statements

Impaired Financing Receivables
For the Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$133,689	$133,689	$-	$167,891	$3,317
Commercial real estate	312,672	312,672	-	333,554	-
Commercial construction	-		-	-	-

With an allowance recorded:
Commercial and industrial	829,092	829,092	641,900	856,290	46,044
Commercial real estate	149,710	149,710	148,800	150,345	8,454
Commercial construction	-	-	-	-	-

Total:
Commercial and industrial	962,781	962,781	641,900	1,024,181	49,361
Commercial real estate	462,382	462,382	148,800	483,899	8,454
Commercial construction	-	-	-	-	-
Total	$1,425,163	$1,425,163	$790,700	$1,508,080	$57,815

No additional funds are committed to be advanced in connection with impaired loans.
The reduction in impaired loans of $2.0 million from 2009 to 2010 primarily reflects the transfer to other real estate owned of two properties totaling approximately $1.7 million.

The increase in impaired loans of $2.5 million from 2008 to 2009 primarily reflects the addition of three commercial real estate properties totaling $2.2 million. All three loans were collateralized by commercial building and/or land. Two of the loans, totaling $1.7 million, were included in non-performing loans at December 31, 2009, and were transferred to other real estate owned in 2010.

Under authoritative accounting guidance, the above impaired loan disclosure does not exclude any non-accrual loans at December 31, 2010, 2009 and 2008. Loans past due 90 days or more and still accruing interest totaled $263,000, $354,000, and $102,000 for 2010, 2009, and 2008, respectively.

Notes to Consolidated Financial Statements

NON-PERFORMING ASSETS AND LOANS CONTRACTUALLY PAST DUE
(Dollars In Thousands)

	Years ended December 31,
	2010	2009	2008	2007	2006

Non-accrual loans	$2,109	$3,410	$1,208	$1,906	$1,608
Restructured loans*	-	-	-	-	-
Other real estate owned	2,821	2,480	3,034	-	-
Other repossessed assets owned	21	54	33	222	140
Non-performing corporate bond investments, at fair value	552	1,126	-	-	-
Total non-performing assets	$5,503	$7,070	$4,275	$2,128	$1,748

Loans past due 90 days accruing interest	$263	$354	$102	$770	$1

Allowance for loan losses to total loans	1.35%	1.17%	1.09%	1.01%	1.07%
Non-accrual loans to total loans	0.45%	0.73%	0.27%	0.46%	0.39%
Allowance for loan losses to non-performing loans	299.10%	160.76%	395.70%	219.57%	278.05%

* Restructured loans on non-accrual status are included with non-accrual loans and not restructured loans.  At December 31, 2010 there was one loan totaling $255,000 that was both restructured and on non-accrual status.

Note 5.	Related Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which totaled $3,650,432 at December 31, 2010 and $4,085,972 at December 31, 2009.  During 2010, total principal additions were $165,024 and total principal payments were $600,564. During 2009, total principal additions were $947,641 and total principal payments were $841,347.

Note 6.	Bank Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009
Land	$2,573,684	$2,541,282
Buildings and improvements	14,778,771	8,345,011
Furniture and equipment	9,067,135	8,038,106
Leasehold improvements	295,740	301,840
Construction in process	80,041	6,444,946
	26,795,371	25,671,185
Accumulated depreciation and amortization	(12,636,997)	(11,645,440)
	$14,158,374	$14,025,745

Depreciation and amortization expensed for years ended December 31, 2010, 2009, and 2008, totaled $1,234,425, $808,312, and $909,922, respectively. In addition, during the year ended December 31, 2010, fixed assets totaling $140,067 were deemed to be without value and disposed.

Note 7.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 were $100,581,000 and $120,466,000 respectively.  Of the $100,581,000 of time deposits in denominations of $100,000 or more at December 31, 2010, $29,947,000 were in denominations above $250,000. Brokered deposits include balances of Bank customers who qualify to participate in the CD Account Registry Services (“CDARS”).  As of December 31, 2010 and 2009, brokered balances totaled $39,271,000 and $57,300,000, respectively.

Notes to Consolidated Financial Statements

At December 31, 2010, the scheduled maturities of time deposits are as follows:

(In Thousands)

2011	$83,463
2012	47,155
2013	10,313
2014	8,493
2015	21,459
and thereafter	4,880
$175,763

Overdraft deposits totaling $213,449 and $237,968 were reclassified to loans at December 31, 2010 and 2009, respectively.

The Bank accepts deposits of executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons.  The aggregate dollar amount of deposits of executive officers and directors totaled $1,195,000 and $5,929,000 at December 31, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements

Note 8.	Employee Benefit Plans

Defined Benefit Plan

The following tables provide a reconciliation of the changes in the defined benefit plan’s obligations and fair value of assets over the three-year period ending December 31, 2010.

	2010	2009	2008
Change in Benefit Obligations
Benefit obligation, beginning	$6,730,628	$6,251,895	$6,962,121
Service cost	-	250,828	555,404
Interest cost	318,090	295,307	386,758
Actuarial gain (loss)	-	5,765	1,170,367
Benefits paid	(7,203,754)	(73,167)	(191,301)
Decrease in obligation due to curtailment	-	-	(2,631,454)
Loss due to settlement	155,036	-	- -
Prior service cost due to amendment	-	-	-
Benefit obligation, ending	$-	$6,730,628	$6,251,895

Change in Plan Assets
Fair value of plan assets, beginning	$6,451,614	$6,537,913	$7,051,968
Actual return on plan assets	(12,678)	(13,132)	(322,754)
Employer contributions	764,818	-	-
Benefits paid	(7,203,754)	(73,167)	(191,301)
Fair value of plan assets, ending	$-	$6,451,614	$6,537,913

Funded status, ending	$-	$(279,014)	$286,018
	2,010	2,009	2008
Amount recognized on the Balance Sheet
Other assets	$-	$-	$286,018
Other liabilities	-	-	-
Other comprehensive income (loss)	-	(279,014)	-

Amounts Recognized in accumulated other comprehensive loss
Net loss	(279,014)	279,014	-
Prior service cost	-	-	-
Net obligation at transition	-	-	-
Deferred tax benefit	94,865	(94,865)	-
Amount recognized	$(184,149)	$184,149	$-

Funded Status
Benefit Obligation	$-	$(6,730,628)	$(6,251,895)
Fair value of assets	-	6,451,614	6,537,913
Unrecognized net actuarial (gain)/loss	-	279,014	-
Unrecognized net obligation at transition	-	-	-
Unrecognized prior service cost	-	-	-
Prepaid (accrued) benefit cost included in other assets (liabilities)	$-	$-	$286,018

Notes to Consolidated Financial Statements

	2010	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$-	$250,828	$444,323
Interest cost	318,090	295,307	309,406
Expected return on plan assets	(256,702)	(260,117)	(596,201)
Amortization of prior service cost	-	-	7,766
Amortization of net obligation at transition	-	-	(18,979)
Recognized net loss(gain) due to curtailment or settlement	703,430	-	(327,269)
Recognized net actuarial loss	-	-	-
Net periodic benefit cost	$764,818	$286,018	$(180,954)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income.
	2010	2009	2008

Net (gain)/loss	$(279,014)	$279,014	$(96,632)
Prior service cost	-	-	(21,368)
Amortization of prior service cost	-	-	(9,708)
Net obligation at transition	-	-	52,184
Amortization of Net Obligation at Transition	-	-	23,724
Total recognized	(279,014)	279,014	(51,800)

Income tax expense (benefit)	(94,865)	94,865	(17,612)
Net amount recognized in other comprehensive (income) loss	$(184,149)	$184,149	$(34,188)

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive (Income) Loss:

2010	2009	2008
$485,804	$565,032	$(232,754)

The accumulated benefit obligation for the deferred benefit pension plan was distributed during 2010, and as a result, there was no accumulated benefit obligation at December 31, 2010.The accumulated benefit obligation for the deferred benefit pension plan was $6,730,628 and $5,977,222 at December 31, 2009 and 2008, respectively.

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table:

	2010	2009	2008
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	N/A	4.75%	6.25%
Expected return on plan assets	4.00%	4.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Notes to Consolidated Financial Statements

The assumptions used in the measurement of the Company’s Net Periodic Benefit Cost are shown in the following table:

	2010	2009	2008
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	4.75%	4.75%	4.75%
Expected return on plan assets	4.00%	4.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

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

The Company pension plan’s weighted-average asset allocation at December 31, 2009 and 2008, by asset category are as follows:

	2009	2008
Asset Category as of December 31,
Mutual Funds - Fixed Income	0%	0%
Mutual Funds - Equity	0%	0%
Cash and Cash Equivalents	100%	100%
Total	100%	100%

Beginning in January 2008, 100% of the Company’s pension plan assets were invested in cash and cash equivalents. This decision was based on recognizing the need to preserve asset value until December 31, 2009, the effective date of the termination of the defined benefit pension plan. All of the plan’s assets are considered level one in the fair value hierarchy.  Prior to January 2008, the investment manager of the trust fund selected investment fund managers with demonstrated experience and expertise, and the funds with demonstrated historical performance, for the implementation of the plan’s investment strategy.  The investment manager both actively and passively managed investment strategies and allocated funds across the asset classes to develop an efficient investment structure.

The Company made a $764,818 contribution to its pension plan in 2010. The Company made no contribution to its pension plan in 2009 and 2008.

On December 20, 2008, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 replace the defined benefit pension plan with an enhanced 401(k) plan.  On August 16, 2010, the Company received a favorable determination letter dated August 12, 2010 from the Internal Revenue Service for the December 31, 2009 termination date. Between January 1, 2010 and December 10, 2010, the Company distributed $7,203,754 of pension benefits, of which $7,086,067 was distributed between November 30, 2010 and December 10, 2010, and represented the final distribution upon the plan’s termination. On February 1, 2011, the Company filed a Post-Distribution Certification for Standard Termination with the Pension Benefit Guaranty Corporation.

Notes to Consolidated Financial Statements

Supplemental Executive Retirement Plan

The following tables provide a reconciliation of the changes in the supplemental executive retirement plan’s obligations over the three-year period ending December 31, 2010, computed as of December 31, 2010, 2009 and 2008.

	2010	2009	2008
Change in Benefit Obligations
Projected benefit obligation, beginning	$1,410,954	$1,740,590	$1,170,236
Service cost	118,478	188,139	148,093
Interest cost	84,637	104,410	70,203
Actuarial gain (loss)	256,582	(622,185)	352,058
Benefits paid	-	-	-
Prior service cost due to amendment	(556,145)	-	-
Benefit obligation, ending	$1,314,506	$1,410,954	$1,740,590

Fair value of plan assets, ending	$-	$-	$-

Funded status at December 31,	$(1,314,506)	$(1,410,954)	$(1,740,590)

	2010	2009	2008
Amount recognized on the Balance Sheet
Other assets, deferred income tax benefit	$-	$82,809	$313,055
Other liabilities	1,314,506	1,410,277	1,740,590
Other comprehensive income (loss)	57,684	(160,746)	(607,695)

Amounts Recognized in accumulated other comprehensive loss
Net gain (loss)	$(70,433)	$(342,508)	$287,802
Prior service cost	(16,967)	586,063	632,948
Net obligation at transition	-	-	-
Deferred tax benefit (expense)	29,716	(82,809)	(313,055)
Amount recognized	$(57,684)	$160,746	$607,695

Funded Status
Benefit Obligation	$(1,314,506)	$(1,410,954)	$(1,740,590)
Fair value of assets	-	-	-
Unrecognized net actuarial (gain)/loss	-	-	-
Unrecognized net obligation at transition	-	-	-
Unrecognized prior service cost	-	-	-
(Accrued)/prepaid benefit cost included in other liabilities	$(1,314,506)	$(1,410,954)	$(1,740,590)

	2010	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$118,478	$188,139	$148,093
Interest cost	84,637	104,410	70,203
Expected return on plan assets	-	-	-
Amortization of prior service cost	46,885	46,885	46,885
Amortization of net obligation at transition	-	-	-
Recognized net actuarial (loss) gain	(15,493)	8,125	-
Net periodic benefit cost	$234,507	$347,559	$265,181

Notes to Consolidated Financial Statements

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income.

	2010	2009	2008

Net (gain)/loss	$272,075	$(630,310)	$352,058
Prior service cost	(556,145)	-	-
Amortization of prior service cost	(46,885)	(46,885)	(46,885)
Net obligation at transition	-	-	-
Amortization of Net Obligation at Transition	-	-	-
Total recognized	(330,955)	(677,195)	305,173

Less: Income Tax Effect	(112,525)	(230,246)	103,759
Net amount recognized in other comprehensive (income) loss	$(218,430)	$(446,949)	$201,414

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive (Income) Loss before income tax.

2010	2009	2008
$(96,448)	$(329,636)	$570,354

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table.

	2010	2009	2008
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate used for net periodic pension cost	6.00%	6.00%	6.00%
Discount rate used for disclosures	5.50%	6.00%	6.00%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%

Estimated future benefit payments which reflect expected future service, as appropriate, are as follows.

Payment Dates	Amount
For the 12 months ended:
December 31, 2011	$928
December 31, 2012	2,030
December 31, 2013	3,336
December 31, 2014	4,882
December 31, 2015	29,113
Thereafter	638,651

401(k) Plan

The Company has a defined contribution retirement plan under Internal Revenue Code (“Code”) Section 401(k) covering employees who have completed 3 months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make, an annual matching contribution, equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company’s 401(k) expenses for the years ended December 31, 2010, 2009 and 2008 were $662,000 $154,000, and $142,000, respectively.

Notes to Consolidated Financial Statements

Deferred Compensation Plan

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $5,532, $9,409, and $5,220 for the years ended December 31, 2010, 2009, and 2008, respectively.

Concurrent with the establishment of the deferred compensation plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the deferred compensation plan.  The Company has recorded in other assets $1,112,442 and $1,077,553 representing cash surrender value of these policies for the years ended December 31, 2010 and 2009, respectively.

Note 9.	Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares if acquired directly from the Company as newly issued shares under the DRSPP.  No new shares were issued during 2010, 2009, or 2008. The Company has 236,529 shares available for issuance under the DRSPP at December 31, 2010.

Note 10.	Commitments and Contingent Liabilities

The Bank has entered into four banking facility leases of greater than one year.

The first lease was entered into on January 31, 1999.  The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank’s Sudley Road, Manassas branch.  The Bank renewed the lease January 31, 2004 and again on January 31, 2009. Rent for 2011 is expected to be $220,000.

The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001, and was renegotiated in January 2011.  The renegotiated lease begins on May 31, 2011 and provides for an original five-year term with the right to renew for one additional five-year periods beginning on June 1, 2016. Annual rent is $47,746 for the first five years.

The third lease is for the property in Haymarket, Virginia where the Bank opened its ninth full-service branch office in December 2009.  The term of the lease is 20 years after the branch opening with two additional options for five years each. The projected rent for 2011 is $167,892, and will increase 3% annually.

The fourth lease is for the property in Bristow, Virginia where the Bank opened its tenth full-service branch office in July 2009.  The lease will expire ten years after the branch opening with two additional options for five years each. The projected rent for 2011 is $152,250, and will increase 3% annually.

Total rent expense was $577,693, $520,464, and $300,438, for 2010, 2009, and 2008, respectively, and was included in occupancy expense.

Notes to Consolidated Financial Statements

The Bank has two data processing contractual obligations of greater than one year.  The contractual expense for the Bank’s largest primary contractual obligation is for core data processing, and totaled $894,569 and $891,024 for 2010 and 2009, respectively. In addition to core data processing, this contract provides for interchange processing where the expense is based on interchange volume. The interchange expense for 2010 was $463,701, but was offset by interchange fees charged to our customers. The term of the current data processing obligation began in July 2009, and ends in June 2015.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term non-cancellable lease agreements:

2011	$2,005,893
2012	1,969,241
2013	2,024,447
2014	2,111,500
2015	1,383,518
Thereafter	7,884,387
Total	$17,378,986

As a member of the Federal Reserve System, the Company's subsidiary bank is required to maintain certain average reserve balances.  For the final weekly reporting period in the years ended December 31, 2010 and 2009, the aggregate amounts of daily average required balances were approximately $14,700,000 and $6,939,000, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

The components of the net deferred tax assets included in other assets at December 31, 2010 and 2009 are as follows:

Notes to Consolidated Financial Statements

	2010	2009
Deferred tax assets:
Allowance for loan losses	$2,144,446	$1,863,867
Securities available for sale	1,099,301	812,808
Impairment on securities	883,214	406,006
Interest on nonaccrual loans	15,336	55,949
Accrued vacation	133,450	123,137
SERP obligation	446,673	534,977
Accumulated depreciation	130,951	63,717
Restricted Stock	123,208	192,202
Accrued pension liability	-	94,865
Other	291,680	195,777
	5,268,259	4,343,305
Deferred tax liabilities:
Other	780	2,991
Prepaid pension obligation	-	-
Accumulated depreciation	-	-
	780	2,991

Net deferred tax assets	$5,267,479	$4,340,314

The Company has not recorded a valuation allowance for deferred tax assets as they feel it is more likely than not, that they will be ultimately realized.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
	2010	2009	2008

Current tax expense	$1,947,326	$2,030,384	$2,027,484
Deferred tax (benefit)	(854,412)	(874,440)	(661,835)
	$1,092,914	$1,155,944	$1,365,649

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31, 2010 are summarized as follows:

	2010	2009	2008

Computed "expected" tax expense	$1,618,472	$1,554,962	$1,706,244
Decrease in income taxes resulting from:
Tax-exempt interest income	(421,749)	(369,404)	(337,946)
Other	(103,809)	(29,617)	(2,649)
	$1,092,914	$1,155,941	$1,365,649

Note 12.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock.

Notes to Consolidated Financial Statements

	2010		2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,627,016	$1.01	3,593,337	$0.95	3,525,821	$1.04

Effect of dilutive securities, stock-based awards	16,093		9,494		31,856

Diluted earnings per share	3,643,109	$1.01	3,602,831	$0.95	3,557,677	$1.03

There were 23,732 options with a strike price above the Company’s common stock closing sales price on December 31, 2010 of $12.94 that were excluded from the earnings per share calculation. There were 23,732 options with a strike price above the Company’s common stock closing sales price on December 31, 2009 of $12.35 that were excluded from the earnings per share calculation.

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

Non–employee Director Stock Option Plan

The Company previously has issued stock options to non-employee directors under its Non-employee Director Stock Option Plan, which expired in 1999.  Under that plan, each non-employee director of the Company or its subsidiary received an option grant covering 2,240 shares of Company common stock on April 1 of each year during the five-year term of the plan.  The first grant under the plan was made on May 1, 1995.  The exercise price of awards was fixed at the fair market value of the shares on the date the option was granted.  During the term of the plan, options for a total of 120,960 shares of common stock were granted.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant options in 2010, 2009, and 2008.

Restricted Shares

The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded.  The restricted shares issued to certain officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Compensation expense for these shares is accrued over the three year period. During the quarter ended March 31, 2010, the restricted shares previously issued to non-employee directors were no longer subject to a vesting period, and the previously deferred compensation expense on these shares was fully recognized during 2010. In future years starting in 2011, compensation expense for the non-employee director shares will be recognized at the date the shares are granted.

Notes to Consolidated Financial Statements

During 2010, 2009, and 2008, the Company granted awards of non-vested shares to certain officers and vested shares (effective March 31, 2010) to non-employee directors under the Omnibus Stock Ownership and Long-Term Incentive Plan: 9,784; 15,050; and 14,067 of non-vested restricted stock to executive officers and 5,553; 8,450; and 5,625 of vested restricted stock to directors on March 5, 2010; February 18, 2009; and February 17, 2008, respectively. Compensation expense for vested and non-vested shares, net of forfeiture and tax effect, amounted to $246,789 in 2010, including an acceleration for previously deferred expense; and $208,666; and $263,575 in 2009, and 2008, respectively.

The Company granted 9,784 and 15,050 of performance-based stock rights to certain officers on March 5, 2010 and February 18, 2009, respectively, under the Omnibus Stock Ownership and Long-Term Incentive Plan.

The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  They are also subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period. Compensation expense for performance-based stock rights amounted to $105,890 in 2010 and $64,280 in 2009.

A summary of the status of the Omnibus Stock Ownership and Long-Term Incentive Plan and Non-employee Director Stock Option Plan is presented below:

	2010			2009		2008
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1,	62,480	$9.96		77,180	$9.84	96,100	$9.85
Granted	-			-		-
Exercised	(20,214)	8.12		(10,720)	9.15	(18,920)	9.91
Expired				(3,980)	9.75
Forfeited	-			-		-
Outstanding at December 31,	42,266	$10.84	$88,837	62,480	$9.96	77,180	$9.84
________________
Weighted-average fair value per option of options granted during the year	$-			$-		$-

(1) The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the December 31, 2010 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.  The aggregate intrinsic value will change based on the changes in the market value of the Company’s stock.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $161,271, $35,838, and $132,774, respectively.

The status of the options outstanding as of December 31, 2010 for the Omnibus Stock Ownership and Long-Term Incentive and Non-employee Director Stock Option Plans is as follows:

Notes to Consolidated Financial Statements

	Options Outstanding		Options Exercisable
Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
1.13 years	18,534	$8.07	18,534	$8.07
2.08 years	23,732	$13.00	23,732	$13.00
	42,266		42,266

A summary of the status of the Company’s nonvested shares is presented below:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1,	47,282		38,219		31,190

Granted	15,337	$13.78	23,500	$10.06	19,692	$17.70
Vested	(28,847)		(10,585)		(10,315)
Forfeited	-		(3,852)	$13.78	(2,348)	$21.13
Nonvested at December 31,	33,772		47,282		38,219

A summary of the status of the Company’s nonvested performance-based stock rights is presented below:

	2010		2009
	Performance Based Stock Rights	Weighted Average Fair Value at 12/31/2010	Performance Based Stock Rights	Weighted Average Fair Value at 12/31/2009

Nonvested at January 1,	13,524		-

Granted	9,784		15,500
Vested	-		-
Forfeited	-		(1,976)
Nonvested at December 31,	23,308	$12.94	13,524	$12.35

As of December 31, 2010, there was $105,706 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of three years.

Cash received from options exercised, exclusive of tax benefit, under all share based payment arrangements for the years ended December 31, 2010, 2009, and 2008, were $164,160, $98,040, and $187,521, respectively.  The actual tax benefit realized for the tax deductions from options exercised were $45,143, $10,162 and $54,832 for 2010, 2009and 2008, respectively.

Notes to Consolidated Financial Statements

The Company also maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan").  This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral.  The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock.  In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares.  Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.

Note 14.	Federal Home Loan Bank Advances and Other Borrowings

The Company’s borrowings from the FHLB was $25.0 million at December 31, 2010 and $50.0 million at December 31, 2009.  At December 31, 2010 and 2009, the interest rates on FHLB advances ranged from 4.46% to 3.02% and from 4.46% to 0.00%, respectively.  At December 31, 2010 and 2009, the weighted average interest rates were 3.91% and 2.19%, respectively. On December 31, 2010, one advance totaling $10,000,000 was at adjustable rates based on the three month LIBOR, and three advances totaling $15,000,000 were at various fixed rates.

At December 31, 2010, the Bank had an available line of credit with the FHLB with a borrowing limit of approximately $118.7 million. FHLB advances and available line of credit were secured by certain first and second lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank.  As of December 31, 2010, the book value of eligible loans totaled approximately $246.1 million.  At December 31, 2009, the advances were secured by similar loans totaling $218.5 million.  The amount of available credit is limited to 75% of qualifying collateral for one-to-four unit single-family residential loans, and 50% for commercial and home equity loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets. The contractual maturities of FHLB advances are as follow s:

	2010	2009
Due in 2010	$-	$15,000,000
Due in 2011	-	10,000,000
Due in 2013	15,000,000	15,000,000
Due in 2014	10,000,000	10,000,000
	$25,000,000	$50,000,000

As additional sources of liquidity, the Bank has available federal funds purchased lines of credit with nine different commercial banks, including the Federal Reserve Bank of Richmond, totaling $59.2 million.  At December 31, 2010, none of the available federal funds purchased lines of credit with various commercial banks were in use.

Note 15.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  As of December 31, 2010, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $3.46 million.

Notes to Consolidated Financial Statements
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

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$62,798	$71,523
Standby letters of credit	4,412	8,585
	$67,210	$80,108

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the customer.

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

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods.  The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period income in the consolidated statement of income.

Notes to Consolidated Financial Statements

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

The Company entered into an interest rate swap agreement on July 1, 2010.  The Bank uses the interest rate swap to reduce interest rate risks and to manage interest income, specifically with regard to the interest rate expense on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability priced at three month LIBOR plus 1.70% into a fixed rate liability priced at 4.91% through 2020.  Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income.  These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

The effects of derivative instruments on the Consolidated Financial Statements for December 31, 2010 are as follows:

Derivatives at dates shown:
(Dollars in thousands)	December 31, 2010
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap - 10 year cash flow	$4,000	$4,019	Other liabilities	9/15/2020	3.21%

	December 31, 2010
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion) 2010	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) 2010
Interest rate swap - 10 year cash flow	$12	Not applicable	$-

Notes to Consolidated Financial Statements

Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest income monthly at the fixed rate shown above.

The net interest expense on the interest rate swap was $34,673 for year ended December 31, 2010.

Note 18.	Fair Value Measurement

The Company adopted ASC 820 “Fair Value Measurement and Disclosures” (previously SFAS No. 157, “Fair Value Measurements”) on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Interest rate swap: Cash flow interest rate swap is classified within Level 2 with fair values determined by quoted market prices and mathematical models using current and historical data.

The following table presents the balances of financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 by levels within the valuation hierarchy:

Notes to Consolidated Financial Statements

		Fair Value Measurements at Using
(In Thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Signicant Unobservable Inputs (Level 3)
Assets at December 31, 2010
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$40,032	$-	$40,032	$-
Obligations of states and political subdivisions	5,619	-	5,619	-
Corporate bonds	552	-	-	552
Mutual funds	326	326	-	-
FHLMC Preferred	9	-	9	-
Total assets at fair value	$46,538	$326	$45,660	$552

Liabilities at December 31, 2010
Interest rate swap	$4,019	$-	$4,019	$-
Total liabilities at fair value	$4,019	$-	$4,019	$-

Assets at December 31, 2009
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$28,729	$-	$28,729	$-
Obligations of states and political subdivisions	5,724	-	5,724	-
Corporate bonds	1,912	-	-	1,912
Mutual funds	312	312	-	-
FHLMC Preferred	15	-	15	-
Total assets at fair value	$36,692	$312	$34,468	$1,912

Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the year ended December 31, 2010 were as follows:

(In Thousands)		Total Gains (Losses) Realized/Unrealized
Description	Balance January 1, 2010	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3	Balance December 31, 2010
Assets at December 31, 2010
Available-for-sale securities:
Corporate bonds	$1,912	$(1,394)	$34	$-	$552

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

Notes to Consolidated Financial Statements

Certain assets such as real estate owned are measured at fair value less the estimated cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC 820.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2010
(In Thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans, net	$634	-	$438	$196
Other real estate owned	2,821	-	2,821	-

		Carrying value at December 31, 2009
(In Thousands)	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans, net	$2,050	-	$794	$1,256
Other real estate owned	2,480	-	2,480	-

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. ASC 820 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Notes to Consolidated Financial Statements

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

At December 31, 2010 and 2009, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

Notes to Consolidated Financial Statements

	2010		2009
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and short-term investments	$47,171	$47,171	$26,199	$26,199
Federal funds sold	11	11	9	9
Securities	46,538	46,538	36,692	36,692
Restricted investments	3,388	3,388	3,775	3,775
Loans, net	460,442	479,009	462,784	477,100
Accrued interest receivable	1,488	1,488	1,495	1,495

Financial liabilities:
Deposits	$520,056	$524,324	$465,987	$467,600
FHLB advances	25,000	26,247	50,000	50,477
Company obligated mandatorily redeemable capital securities	4,124	4,696	4,124	2,673
Interest rate swap	4,019	4,019	-	-
Accrued interest payable	464	464	613	613

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

Note 19.	Other Operating Expenses

The principal components of "Other operating expenses" in the Consolidated Statements of Income are:

	2010	2009	2008
Postage and courier expenses	$303,645	$327,493	$299,035
Paper and supplies	251,895	276,828	235,370
Taxes, other than income taxes	308,221	313,183	284,676
Charge-offs, other than loan charge-offs	388,121	489,007	350,128
Telephone	285,843	258,011	232,416
Directors' compensation	445,678	339,613	332,143
Other (no items exceed 1% of total revenue)	1,007,447	1,041,759	1,060,061
	$2,990,850	$3,045,894	$2,793,829

Directors’ compensation is allocated and expensed separately at both the Bank and at the parent company. The above year to year comparisons of directors’ compensation are on a consolidated basis.

Note 20.	Concentration Risk

The Company maintains its cash accounts in several correspondent banks.  The total amount of cash on deposit in those banks did not exceed the federally insured limits at December 31, 2010 and 2009.

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

Notes to Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank’s actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.

(Dollars In Thousands)			Minimum Capital		Well Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk Weighted Assets):
Consolidated	$55,728	12.6%	$35,535	8.0%	N/A	N/A
The Fauquier Bank	$54,926	12.4%	$35,499	8.0%	$44,374	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$50,170	11.3%	$17,765	4.0%	N/A	N/A
The Fauquier Bank	$49,370	11.1%	$17,749	4.0%	$26,624	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$50,170	8.6%	$24,362	4.0%	N/A	N/A
The Fauquier Bank	$49,370	8.1%	$24,351	4.0%	$30,438	5.0%

As of December 31, 2009:
Total Capital (to Risk Weighted Assets):
Consolidated	$54,043	12.2%	$35,413	8.0%	N/A	N/A
The Fauquier Bank	$53,930	12.1%	$35,568	8.0%	$44,460	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$48,558	11.0%	$17,706	4.0%	N/A	N/A
The Fauquier Bank	$48,445	10.9%	$17,794	4.0%	$26,691	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$48,558	8.7%	$22,377	4.0%	N/A	N/A
The Fauquier Bank	$48,445	8.7%	$22,351	4.0%	$27,938	5.0%

Notes to Consolidated Financial Statements

Note 22.	Company-Obligated Mandatorily Redeemable Capital Securities

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

Total capital securities at December 31, 2010 and 2009 were $4,124,000.  The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date.  The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company.  The capital securities are guaranteed by the Company on a subordinated basis.

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

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Balance Sheets
December 31, 2010 and 2009

	December 31,
Assets	2010	2009

Cash on deposit with subsidiary bank	$434,739	$121,140
Interest-bearing deposits at other banks	450,000	-
Investment in subsidiaries, at cost,plus equity in undistributed net income	47,292,908	46,525,246
Other assets	185,153	220,920
Total assets	$48,362,800	$46,867,306
Liabilities and Shareholders' Equity
Liabilities
Company-obligated mandatorily redeemable capital securities	$4,124,000	$4,124,000
Other liabilities	133,237	105,464
	4,257,237	4,229,464
Shareholders' Equity
Common stock	11,277,346	11,103,371
Retained earnings, which are substantially distributed earnings of subsidiaries	34,892,905	33,458,933
Accumulated other comprehensive income (loss)	(2,064,688)	(1,923,462)
	44,105,563	42,638,842
Total liabilities and shareholders' equity	$48,362,800	$46,868,306

Notes to Consolidated Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Income

For Each of the Three Years in the Period Ended December 31, 2010

	December 31,
	2010	2009	2008
Revenue
Interest Income	$316	$-	$1,153
(Loss) on impairment of securities	-	(112,920)
Dividends from Subsidiaries	3,315,023	2,877,259	2,853,779
	3,315,339	2,764,339	2,854,932
Expenses
Interest expense	117,316	109,051	200,263
Legal and professional fees	250,805	485,506	237,552
Directors' fees	301,978	203,663	188,193
Miscellaneous	103,807	217,658	135,306
	773,906	1,015,878	761,314
Income before income tax benefits and equity in	2,541,433	1,748,461	2,093,618
Income tax benefit	(205,606)	(434,664)	(252,862)

Income before equity in undistributed net income of subsidiaries	2,747,039	2,183,125	2,346,480

Equity in undistributed net income of subsidiaries	920,277	1,234,353	1,306,235
Net income	$3,667,316	$3,417,478	$3,652,715

Notes to Consolidated Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2010

	December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$3,667,316	$3,417,478	$3,652,715
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(920,277)	(1,234,353)	(1,306,235)
Deferred tax benefit	131,457	(50,844)	5,593
Decrease in undistributed dividends receivable from subsidiaries		-	-
Tax benefit of nonqualified options exercised	(54,832)	(10,162)	(21,783)
Amortization of unearned compensation	246,789	208,666	263,575
(Increase) decrease in other assets	(28,469)	481,873	131,945
Increase (decrease) in other liabilities	27,773	37,055	(7,078)
Net cash provided by operating activities	3,069,757	2,849,713	2,718,732

Cash Flows from Financing Activities
Proceeds from (repayment of) issuance of capital securiteis	-	-	-
Cash dividends paid	(2,615,023)	(2,877,259)	(2,853,779)
Issuance of common stock	308,865	108,202	209,304
Acquisition of common stock	-	-	(155,031)
Net cash provided by (used in) financing activities	(2,306,158)	(2,769,057)	(2,799,506)

Increase (decrease) in cash and cash equivalents	763,599	80,656	(80,774)

Cash and Cash Equivalents
Beginning	121,140	40,484	121,258
Ending	$884,739	$121,140	$40,484

Note 23.	Subsequent Event

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

Management’s Report on Internal Control Over Financial Reporting

Fauquier Bankshares, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of Fauquier Bankshares, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; provide a reasonable assurance that receipts and expenditures of the company are only being made in accordance with authorizations of management and directors of the Company; and provide a reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits.  Actions are taken to correct potential deficiencies as they are noted.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2010, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2010, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

No changes were made in Management’s internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company required by this item is contained in the Company’s definitive proxy statement for the 2011 annual meeting of shareholders to be held on May 17, 2011 (the “2011 proxy statement”) under the captions “Election of Class III Directors,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. Please see Exhibit 14 in the exhibit list contained in Part IV, Item 14 of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to executive and director compensation is contained in the Company’s 2011 proxy statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in the Company’s 2011 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	42,268	(1)	$10.84	318,357	(2)

Equity compensation plans not approved by security holders	-			-

Total	42,268		$10.84	318,357
___________________
(1)	Consists of shares underlying options that were granted under the Company’s Omnibus Stock Ownership and Long Term Incentive Plan, which expired December 31, 2009.

(2)	Consists of 350,000 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Stock Incentive Plan approved by security holders on May 19, 2009.

For additional information concerning the material features of the Company’s equity compensation plans please see Note 13 of our Notes to Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Company’s 2011 proxy statement under the captions “Meetings and Committees of the Board of Directors” and “Related Party Transactions,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Company’s 2011 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) -Financial Statements

The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 7. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2010 and December 31, 2009
Consolidated Statements of Income -Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows -Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Shareholders’ Equity - December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements -Years ended December 31, 2010, 2009, and 2008

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

10.1.1	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.2	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.3	Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to Form S-3 filed August 21, 2009

10.3.1	Form of Incentive Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 8-K filed March 15, 2010.

10.3.2	Form of Nonstatutory Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 8-K filed March 15, 2010.

10.3. 3	Form of Restricted Stock Awards Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 8-K filed March 15, 2010.

10.4	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.

10.4.1
First Amendment, dated December 31, 2008, to Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 16, 2009.

10.5
Form of the Executive Survivor Income Agreement, dated on or about May 9, 2003, between The Fauquier Bank and each of Randy K. Ferrell and Eric P. Graap, incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 14, 2003.

10.6	Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.14 to Form 10-K filed March 30, 2005.

10.6.1	First Amendment, dated March 26, 2008, to Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell.

10.7	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated October 21, 2010, incorporated by reference to Exhibit 10.15 to Form 10-Q filed November 8, 2010.

10.7.1	Form of Participation Agreement for Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15.1 to Form 10-Q filed November 8, 2010.

10.8	Base Salaries for Named Executive Officers.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-Q filed August 11, 2006.

21	Subsidiaries of the Fauquier Bankshares, Inc., incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated: March 11, 2011

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	March 11, 2011
John B. Adams, Jr

/s/ Randy K. Ferrell	President & Chief Executive Officer, Director	March 11, 2011
Randy K. Ferrell	(principal executive officer)

/s/ Eric P. Graap	Executive Vice President & Chief Financial Officer, Director	March 11, 2011
Eric P. Graap	(principal financial and accounting officer)

/s/ Randolph T. Minter	Vice Chairman, Director	March 11, 2011
Randolph T. Minter

/s/ Randolph D. Frostick	Director	March 11, 2011
Randolph D. Frostick

/s/ Douglas C. Larson	Director	March 11, 2011
Douglas C. Larson

/s/ Jay B. Keyser	Director	March 11, 2011
Jay B. Keyser

/s/ Brian.S. Montgomery	Director	March 11, 2011
Brian.S. Montgomery

/s/ P. Kurt Rodgers	Director	March 11, 2011
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 11, 2011
Sterling T. Strange III