Form 10-Q
period 2011-03-31
FAUQUIER BANKSHARES, INC.
filed 2011-05-09
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐    Accelerated filer       Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes☐ No ☒

The registrant had 3,669,758 shares of common stock outstanding as of May 9, 2011.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,296,260	$5,252,361
Interest-bearing deposits in other banks	40,268,292	41,919,040
Federal funds sold	9,904	11,098
Securities available for sale, net	48,832,539	46,537,941
Restricted investments	3,388,300	3,388,300
Loans	461,770,026	466,748,799
Allowance for loan losses	(6,673,339)	(6,307,193)
Net loans	455,096,687	460,441,606
Bank premises and equipment, net	14,177,147	14,158,374
Accrued interest receivable	1,624,931	1,488,438
Other real estate owned, net of allowance	3,233,000	2,821,000
Bank-owned life insurance	11,304,390	11,201,800
Other assets	10,318,655	10,820,386
Total assets	$593,550,105	$598,040,344

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$74,568,066	$67,624,847
Interest-bearing:
NOW accounts	131,948,477	143,842,999
Savings and money market accounts	139,915,519	132,825,735
Time deposits	168,080,853	175,762,789
Total interest-bearing	439,944,849	452,431,523
Total deposits	514,512,915	520,056,370

Federal funds purchased	-	-
Federal Home Loan Bank advances	25,000,000	25,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	4,881,339	4,754,411
Commitments and contingencies	-	-
Total liabilities	548,518,254	553,934,781

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares: issued and outstanding, 2011: 3,669,758 shares (includes nonvested shares of 32,572); 2010: 3,636,758 shares (includes nonvested shares of 33,772)	11,384,392	11,277,346
Retained earnings	35,519,176	34,892,905
Accumulated other comprehensive income (loss), net	(1,871,717)	(2,064,688)
Total shareholders' equity	45,031,851	44,105,563

Total liabilities and shareholders' equity	$593,550,105	$598,040,344

See accompanying Notes to Consolidated Financial Statements

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2011 and 2010

	2011	2010
Interest Income
Interest and fees on loans	$6,505,194	$6,691,277
Interest and dividends on securities available for sale:
Taxable interest income	240,107	302,656
Interest income exempt from federal income taxes	57,884	59,434
Dividends	10,690	6,816
Interest on federal funds sold	7	3
Interest on deposits in other banks	25,003	8,089
Total interest income	6,838,885	7,068,275

Interest Expense
Interest on deposits	1,007,396	1,275,025
Interest on federal funds purchased	13	-
Interest on Federal Home Loan Bank advances	244,246	273,620
Distribution on capital securities of subsidiary trusts	49,101	19,325
Total interest expense	1,300,756	1,567,970

Net interest income	5,538,129	5,500,305

Provision for loan losses	462,501	375,000

Net interest income after provision for loan losses	5,075,628	5,125,305

Other Income
Trust and estate income	301,868	247,465
Brokerage income	111,690	59,104
Service charges on deposit accounts	672,455	621,451
Other service charges, commissions and income	349,494	331,218
Gain/(loss) on impairment of other real estate owned	-	(16,139)
Total other-than-temporary impairment losses on securities	(228,306	(84,875)
Less: Portion of gain/(loss) recognized in other comprehensive income before taxes	(39,179)	390,777
Net other-than-temporary impairment losses on securities	(189,127)	(475,673)
Gain on sale of securities	1,013	89,106
Total other income	1,247,393	856,532

Other Expenses
Salaries and benefits	2,709,575	2,447,688
Net occupancy expense of premises	476,141	499,902
Furniture and equipment	363,630	317,696
Marketing expense	137,516	156,418
Legal, audit and consulting expense	269,681	267,231
Data processing expense	295,359	262,991
Federal Deposit Insurance Corporation expense	197,797	182,617
Other operating expenses	681,033	799,328
Total other expenses	5,130,732	4,933,871

Income before income taxes	1,192,289	1,047,966

Income tax expense	271,403	244,073

Net Income	$920,886	$803,893

Earnings per Share, basic	$0.25	$0.22

Earnings per Share, assuming dilution	$0.25	$0.22

Dividends per Share	$0.12	$0.20

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2011 and 2010

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2009	$11,103,371	$33,458,933	$(1,923,462)		$42,638,842
Comprehensive income:
Net income		803,893		$803,893	803,893
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of tax of $20,791			40,359	40,359	40,359
Less: gain on sale of securities available for sale, net of tax of $30,296			(58,810)	(58,810)	(58,810)
Less: reclassification adjustments for other-than-temporary impairment, net of tax of $161,729			313,944	313,944	313,944
Other comprehensive income net of tax of $152,224				295,493
Total comprehensive income				1,099,386
Cash dividends ($.20 per share)		(724,109)			(724,109)
Amortization of unearned compensation, restricted stock awards		205,260			205,260
Issuance of common stock - nonvested shares (28,847 shares)	90,291	(90,291)			-
Issuance of common stock - vested shares (6,522 shares)	20,414	69,459			89,873
Exercise of stock options	12,520	19,880			32,400
Balance, March 31, 2010	$11,226,596	$33,743,025	$(1,627,969)		$43,341,652

Balance, December 31, 2010	$11,277,346	$34,892,905	$(2,064,688)		$44,105,563
Comprehensive income:
Net income		920,886		920,886	920,886
Other comprehensive income net of tax:
Interest rate swap, net of tax of $18,157			35,247	35,247	35,247
Unrealized holding gains on securities available for sale, net of tax of $17,293			33,569	33,569	33,569
Less: gain on sale or call of securities available for sale, net of tax of $344			(669)	(669)	(669)
Add: reclassification adjustments for other-than-temporary impairment, net of tax of $64,303			124,824	124,824	124,824
Other comprehensive income net of tax of $99,409				192,971
Total comprehensive income				$1,113,857
Cash dividends ($.12 per share)		(440,371)			(440,371)
Amortization of unearned compensation, restricted stock awards		35,279			35,279
Issuance of common stock - nonvested shares (10,914 shares)	34,161	(34,161)			-
Issuance of common stock - vested shares (4,752 shares)	14,874	53,080			67,954
Exercise of stock options	58,011	91,558			149,569
Balance, March 31, 2011	$11,384,392	$35,519,176	$(1,871,717)		$45,031,851

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net income	$920,886	$803,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,682	313,944
Provision for loan losses	462,501	375,000
Loss on sale of other real estate	-	16,139
(Gain) on sale and call of securities	(1,013)	(89,106)
Loss on impairment of securities	189,127	475,673
Amortization (accretion) of security premiums, net	24,968	9,058
Amortization of unearned compensation, net of forfeiture	35,279	205,260
Changes in assets and liabilities:
(Increase) in other assets	(195,357)	(96,708)
(Decrease) increase in other liabilities	126,928	(398,888)
Net cash provided by operating activities	1,867,001	1,614,265

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	-	1,543,439
Proceeds from maturities, calls and principal payments of securities available for sale	3,081,822	2,340,984
Purchase of securities available for sale	(5,350,526)	(4,112,271)
Purchase of premises and equipment	(322,455)	(751,346)
Net decrease (increase) in loans	4,882,418	(5,020,687)
Proceeds from sale of other real estate owned	-	434,636
Net cash provided by provided by (used in) investing activities	2,291,259	(5,565,245)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	2,138,481	15,228,545
Net (decrease) in certificates of deposit	(7,681,936)	(13,419,625)
Cash dividends paid on common stock	(440,371)	(724,109)
Issuance of common stock	217,523	122,273
Net cash provided by (used in) financing activities	(5,766,303)	1,207,084

(Decrease) in cash and cash equivalents	(1,608,043)	(2,743,896)

Cash and Cash Equivalents
Beginning	47,182,499	26,208,367

Ending	$45,574,456	$23,464,471

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,291,761	$1,557,869

Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale, net of tax effect	$157,724	$295,493
Foreclosed assets acquired in settlement of loans	$412,000	$-
Unrealized gain on interest rate swap, net of taxes	$35,247	$-

See accompanying Notes to Consolidated Financial Statements.

Index

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.       General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2011 and December 31, 2010 and the results of operations for the three months ended March 31, 2011 and  2010.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Index

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.   The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

Note 2.       Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$41,947,132	$439,059	$(256,061)	$42,130,130
Obligations of states and political subdivisions	5,783,069	244,818	(5,945)	6,021,942
Corporate bonds	3,758,006	-	(3,434,467)	323,539
Mutual funds	329,493	-	(1,565)	327,928
FHLMC preferred bank stock	9,100	19,900	-	29,000
	$51,826,800	$703,777	$(3,698,038)	$48,832,539

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$40,020,633	$353,292	$(342,206)	$40,031,719
Obligations of states and political subdivisions	5,467,451	154,160	(2,847)	5,618,764
Corporate bonds	3,947,133	-	(3,395,289)	551,844
Mutual funds	326,861	-	(347)	326,514
FHLMC preferred bank stock	9,100	-	-	9,100
	$49,771,178	$507,452	$(3,740,689)	$46,537,941

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Index

	March 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	14,057,541	13,999,870
Due after five years through ten years	5,181,834	5,354,727
Due after ten years	32,248,832	29,121,014
Equity securities	338,593	356,928
	$51,826,800	$48,832,539

There were impairment losses on securities of $189,000 in the quarter ended March 31, 2011 and $476,000 in the quarter ended March 31, 2010.

There were no securities sold in the quarter ended March 31, 2011.  One security was called totaling a fair value of $1.0 million, resulting in a gain of $1,000. During the quarter ended March 31, 2010, one security, a 30 year mortgage-backed government agency with a fair value of $1.5 million was sold at a gain of $89,000. This bond was sold because of its relatively longer-term current duration of approximately five years and its inherent extension risk of an additional two years of duration if market interest rates increase in the future. The tax expense on this gain on sale was $30,000.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010, respectively.

	Less than 12 Months		12 Months or More		Total
March 31, 2011	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$24,980,558	$(256,061)	$-	$-	$24,980,558	$(256,061)
Obligations of states and political subdivisions	309,954	(5,945)	-	-	309,954	(5,945)
Corporate bonds	-	-	323,539	(3,434,467)	323,539	(3,434,467)
Subtotal, debt securities	25,290,512	(262,006)	323,539	(3,434,467)	25,614,051	(3,696,473)
Mutual funds	327,928	(1,565)	-	-	327,928	(1,565)
Total temporary impaired securities	$25,618,440	$(263,571)	$323,539	$(3,434,467)	$25,941,979	$(3,698,038)

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$24,409,268	$(342,206)	$-	$-	$24,409,268	$(342,206)
Obligations of states and political subdivisions	579,760	(2,847)	-	-	579,760	(2,847)
Corporate bonds	-	-	551,844	(3,395,289)	551,844	(3,395,289)
Subtotal, debt securities	24,989,028	(345,053)	551,844	(3,395,289)	25,540,872	(3,740,342)
Mutual funds	-	-	326,514	(347)	326,514	(347)
Total temporary impaired securities	$24,989,028	$(345,053)	$878,358	$(3,395,636)	$25,867,386	$(3,740,689)

The nature of securities which were temporarily impaired for a continuous 12 month period or more at March 31, 2011 consisted of four corporate bonds with a cost basis totaling $3.8 million and a temporary loss of approximately $3.4 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody’s Analytics employs a two-step discounted cash-flow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions. They have an estimated maturity of 25 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”).  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the “other than temporary impairment” (“OTTI”) test under authoritative accounting guidance as of March 31, 2011. All four bonds totaling $324,000 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.

Index

Additional information regarding each of the pooled trust preferred securities as of March 31, 2011 follows:

Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit
$359,294	$13,601	54.50%	28.60%	16.90%	broken	Ca	$640,706	$228,157
1,614,436	251,851	69.30%	17.10%	13.60%	broken	Ca	385,564	899,306
1,250,664	44,578	65.06%	27.40%	7.54%	broken	Ca	749,336	796,017
533,612	13,509	64.60%	21.70%	13.70%	broken	C	466,388	343,268
$3,758,006	$323,539						$2,241,994	$2,266,748
________________________________
(1)
A break in yield for a given tranche investment means that defaults and/or deferrals have reached such a level that the specific tranche would not receive all of the contractual principal and interest cash flow by its maturity, resulting in not a temporary shortfall, but an actual loss. This column represents the percentage of additional defaults among the currently performing collateral that would result in other-than-temporary impairment and loss.

The Company monitors these pooled trust preferred securities in its portfolio as to additional collateral issuer defaults and deferrals, which as a general rule, indicate that additional impairment may have occurred. Due to the continued stress on banks in general, and the issuer banks in particular, as result of overall economic conditions, the Company anticipates having to recognize additional impairment in future periods, however the extent, timing, and probability of any additional impairment cannot be reasonably estimated at this time.

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB ASC 320-10-35-34D):

Beginning balance as of December 31, 2010	$2,052,867
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	189,127
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	-
Ending balance as of March 31, 2011	$2,241,994

The carrying value of securities pledged to secure deposits and for other purposes amounted to $39.8 million and $42.6 million at March 31, 2011 and December 31, 2010, respectively.

The amortized cost and fair value of restricted securities follows:

Index

	March 31, 2011
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

The Company’s restricted investments include an equity investment in the Federal Home Loan Bank of Atlanta (“FHLB”). FHLB stock is generally viewed as a long-term investment and as a restricted investment which is carried at cost because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value. The FHLB temporarily suspended the payment of cash dividends in 2009 and resumed the payment in 2010.  The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2011, and no impairment has been recognized.

Note 3.       Loans and Allowance for Loan Losses

Analysis of the allowance for loan losses follows:

	Twelve Months Ended December 31, 2010	Three Months Ended March 31, 2010
Balance at beginning of year	$5,481,963	$5,481,963
Provision for loan losses	2,075,000	375,000
Recoveries of loans previously charged-off	94,859	15,370
Loan losses charged-off	(1,344,629)	(402,802)
Balance at end of year	$6,307,193	$5,469,531

		March 31, 2010
Impaired loans for which an allowance has been provided		$3,059,542
Impaired loans for which no allowance has been provided		607,256
		$3,666,798

Allowance provided for impaired loans, included in the allowance for loan losses		$1,054,000

		Three Months Ended March 31, 2010
Average balance in impaired loans		$3,725,047

Interest income recognized on impaired loans		$11,740

Index

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of December 31, 2010 and for the Period Ended March 31, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Allowance for Loan Losses
Beginning balance at 12/31/2010	$792,796	$2,320,692	$150,513	$314,580	$1,622,830	$1,105,782	$6,307,193
Charge-offs	-	-	-	4,683	-	200,018	204,701
Recoveries	-	101,000	-	7,146	-	200	108,346
Provision	(343,800)	672,664	(105)	460,977	173,653	(500,888)	462,501
Ending balance at 3/31/2011	$448,996	$3,094,356	$150,408	$778,020	$1,796,483	$405,076	$6,673,339

Ending balances individually evaluated for impairment	$252,900	$-	$-	$-	$-	$-	$252,900

Ending balances collectivly evaluated for impairment	$196,096	$3,094,356	$150,408	$778,020	$1,796,483	$405,076	$6,420,439

Loans Receivable
Individually evaluated for impairment	$819,646	$605,517	$-	$-	$-	$-	$1,425,163
Collectively evaluated for impairment	28,998,802	214,743,618	27,389,565	7,031,226	136,137,440	51,022,985	465,323,636
Ending balance at 12/31/2010	$29,818,448	$215,349,135	$27,389,565	$7,031,226	$136,137,440	$51,022,985	$466,748,799

Individually evaluated for impairment	$252,940	$296,771	$-	$-	$-	$-	$549,711
Collectively evaluated for impairment	27,984,657	210,664,633	27,624,122	6,528,160	137,595,004	50,823,739	461,220,315
Ending balance at 3/31/2011	$28,237,597	$210,961,404	$27,624,122	$6,528,160	$137,595,004	$50,823,739	$461,770,026

Credit Quality Indicators

	As of March 31, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$23,526,521	$160,465,523	$24,765,122	$6,431,293	$130,651,287	$47,551,618	$393,391,364
Special mention	2,524,512	20,738,965	2,859,000	67,249	2,741,004	1,241,479	30,172,209
Substandard	1,933,624	29,756,916	-	29,618	3,866,999	1,996,580	37,583,737
Doubtful	252,940	-	-	-	335,714	34,062	622,716
Loss	-		-	-	-	-	-
Total	$28,237,597	$210,961,404	$27,624,122	$6,528,160	$137,595,004	$50,823,739	$461,770,026

	As of December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$24,489,238	$160,944,161	$22,854,565	$6,935,003	$129,087,024	$46,551,709	$390,861,700
Special mention	3,118,443	41,077,145	4,535,000	59,602	2,834,248	1,839,000	53,463,438
Substandard	1,923,445	13,327,829	-	36,621	3,880,454	1,986,196	21,154,545
Doubtful	287,322	-	-	-	355,714	646,080	1,289,116
Loss	-	-	-	-	-	-	-
Total	$29,818,448	$215,349,135	$27,389,565	$7,031,226	$136,137,440	$51,022,985	$466,748,799

Index

Age Analysis of Past Due Loans Receivable

	As of March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$785,191	$352,765	$-	$1,137,956	$27,099,641	$28,237,597	$-	$362,221
Commercial real estate	4,122,663	34,832	187,490	4,344,985	206,616,419	210,961,404	-	187,490
Commercial construction	-	-	-	-	27,624,122	27,624,122	-	-
Consumer	106,772	-	8,512	115,284	6,412,876	6,528,160	-	10,479
Residential real estate	2,697,858	494,782	502,119	3,694,759	133,900,245	137,595,004	-	764,410
Home equity line of credit	890,645	129,676	351,792	1,372,113	49,451,626	50,823,739	-	385,854
Total	$8,603,129	$1,012,055	$1,049,913	$10,665,097	$451,104,929	$461,770,026	$-	$1,710,454

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$84,131	$98,475	$95,696	$278,302	$29,540,146	$29,818,448	$75,102	$368,771
Commercial real estate	427,995	-	187,490	615,485	214,733,650	215,349,135	187,490	312,672
Commercial construction	-	-	-	-	27,389,565	27,389,565	-	-
Consumer	100,219	-	-	100,219	6,931,007	7,031,226	-	12,197
Residential real estate	1,208,344	551,353	502,119	2,261,816	133,875,624	136,137,440	-	769,000
Home equity line of credit	363,641	351,792	612,018	1,327,451	49,695,534	51,022,985	-	646,080
Total	$2,184,330	$1,001,620	$1,397,323	$4,583,273	$462,165,526	$466,748,799	$262,592	$2,108,720

Impaired Loans Receivable

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$109,281	$109,281	$-	$111,188	$-
Commercial real estate	187,490	187,490	-	187,490	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	252,940	252,940	252,900	254,140	-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

Total:
Commercial and industrial	362,221	362,221	252,900	365,328	-
Commercial real estate	187,490	187,490	-	187,490	-
Commercial construction	-	-	-	-	-
Total	$549,711	$549,711	$252,900	$552,818	$-

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$133,689	$133,689	$-	$167,891	$3,317
Commercial real estate	312,672	312,672	-	333,554	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	829,092	829,092	641,900	856,290	46,044
Commercial real estate	149,710	149,710	148,800	150,345	8,454
Commercial construction	-	-	-	-	-

Total:
Commercial and industrial	962,781	962,781	641,900	1,024,181	49,361
Commercial real estate	462,382	462,382	148,800	483,899	8,454
Commercial construction	-	-	-	-	-
Total	$1,425,163	$1,425,163	$790,700	$1,508,080	$57,815

Index

No additional funds are committed to be advanced in connection with impaired loans.  The reduction in impaired loans from $1.4 million at December 31, 2010 to $550,000 at March 31, 2011 primarily reflects the reclassification of ten loans totaling approximately $1.2 million that were performing and no longer deemed to be impaired.  In addition, during the quarter ended March 31, 2011, a recovery of $21,000 was received on a commercial loan that was impaired at December 31, 2010.  These were partially offset by the addition of one commercial loan totaling approximately $190,000 to the impaired classification.

Under authoritative accounting guidance, the above impaired loan disclosure does not exclude any non-accrual loans at March 31, 2011 and 2010. There were no loans past due 90 days or more and still accruing interest at March 31, 2011, and $263,000 and $197,000 on December 31, 2010 and March 31, 2010, respectively.

Non-performing Assets and Loans Contractually Past Due

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Non-accrual loans	$1,710	$2,109	$3,420
Restructured loans*	-	-	-
Other real estate owned	3,233	2,821	2,029
Other repossessed assets owned	5	21	61
Non-performing corporate bond investments, at fair value	324	552	1,828
Total non-performing assets	$5,272	$5,503	$7,338

Loans past due 90 days accruing interest	$-	$263	$197

Allowance for loan losses to total loans	1.45%	1.35%	1.16%
Non-accrual loans to total loans	0.37%	0.45%	0.72%
Allowance for loan losses to non-performing loans	390.15%	299.10%	159.83%
________________
* Restructured loans on non-accrual status are included with non-accrual loans and not restructured loans. At March 31, 2011 and December 31, 2010, there was one loan totalling $252,000 and $255,000, respectively, that was both restructured and on non-accrual status.

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

Note 4.       Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (“Trust II”). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at March 31, 2011 and 2010 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Index

Note 5.       Derivative Instruments and Hedging Activities

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

The Company follows generally accepted accounting principles, FASB ASU 815-10-50 “Disclosures about Derivative Instruments and Hedging Activities”, which includes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The Company entered into an interest rate swap agreement on July 1, 2010.  The Bank uses the interest rate swap to reduce interest rate risk and to manage interest income, specifically with regard to the interest rate expense on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability priced at three month LIBOR plus 1.70% into a fixed rate liability priced at 4.91% through 2020.  Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income.  These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

The effects of derivative instruments on the Consolidated Financial Statements for March 31, 2011 and December 31, 2010 are as follows:

(In thousands)	March 31, 2011
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap-10 year cash flow	$4,000	$72	Other Assets	9/15/2020	3.21%

	March 31, 2011
Derivatives in cash flow hedging relationships	Amount of Gain (Loss)Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap -10 year cash flow	$35	Not applicable	$-

(In thousands)	December 31, 2010
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap-10 year cash flow	$4,000	$19	Other Assets	9/15/2020	3.21%

Index

	December 31, 2010
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap -10 year cash flow	$12	Not applicable	$-

Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest income monthly at the fixed rate shown above.

The net interest expense on the interest rate swap was $29,070 for quarter ended March 31, 2011.

Note 6.       Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,655,354	$0.25	3,602,776	$0.22

Effect of dilutive securities, stock-based awards	14,175		15,356

	3,669,529	$0.25	3,618,132	$0.22

There were no options with a strike price above the Company’s common stock closing sales price of $13.84 and $14.86 on March 31, 2011 and 2010, respectively, that were excluded from the earnings per share calculation.

Note 7.       Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s stock.  The effective date of the Plan is March 19, 2009, the date the Company’s Board approved the Plan, and it has a termination date of December 31, 2019.  The Company’s Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Company and are awarded an incentive stock option, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.

Non–employee Director Stock Option Plan

The Company previously has issued stock options to non-employee directors under its Non-employee Director Stock Option Plan, which expired in 1999.  Under that plan, each non-employee director of the Company or its subsidiary received an option grant covering 2,240 shares of Company common stock on April 1 of each year during the five-year term of the plan.  The first grant under the plan was made on May 1, 1995.  The exercise price of awards was fixed at the fair market value of the shares on the date the option was granted.  During the term of the plan, options for a total of 120,960 shares of common stock were granted.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant stock options during the three months ended March 31, 2011 or March 31, 2010.

Index

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

The Company has granted awards of nonvested shares to certain officers and vested shares (effective March 31, 2010) to non-employee directors under the above-described incentive plans: 9,714 shares and 9,784 shares of unvested restricted stock to executive officers and 4,752 shares and 5,553 shares of restricted stock to non-employee directors on February 17, 2011 and March 5, 2010, respectively.  Compensation expense for these non-vested shares amounted to $35,000 and $36,000, net of forfeiture, for the three months ended March 31, 2011 and 2010, respectively.  During the quarter ended March 31, 2010, the restricted shares previously issued to non-employee directors were no longer subject to a vesting period, and the previously deferred compensation expense on these shares, totaling an additional compensation expense of $150,000, was fully recognized during the first quarter of 2010.  Beginning in 2011, compensation expense for the non-employee director shares will be recognized at the date the shares are granted.  In the quarter ended March 31, 2011, compensation expense of $68,000 for non-employee director shares was recognized.

The Company granted 9,714 and 9,784 of performance-based stock rights to certain officers on February 17, 2011 and March 5, 2010, respectively, under the above-described plans.

The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers and directors are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  The award for 2010 is subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period. The award for 2011 is subject to the Company reaching a predetermined three year performance average on the return on average equity ratio. Compensation expense for performance-based stock rights amounted to $48,000 and $28,000 in the quarters ended March 31, 2011, and 2010, respectively.

A summary of the status of options granted under the above-described plans is presented below:

	Three Months Ended March 31, 2011
	Number of Shares	Weighted Average Exercise Price	Average Intrinsic Value (1)

Outstanding at January 1, 2011	42,266	$10.84
Granted	-
Exercised	(18,534)	8.07
Forfeited	-
Outstanding at March 31, 2011	23,732	$13.00

Exercisable at end of quarter	23,732		$19,935
Weighted-average fair value per option of options granted during the year	-

(1)  The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the March 31, 2011 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the changes in the market value of the Company’s stock.

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $97,303 and $23,900, respectively.

Index

A summary of the status of the Company’s nonvested restricted shares granted under the above-described plans is presented below:

	Three Months Ended March 31, 2011
	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	33,772	$13.61

Granted	14,466	$14.30
Vested	(15,666)	$16.67
Forfeited	-
Nonvested at March 31, 2011	32,572	$12.28

As of March 31, 2011, there was $253,865 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of three years.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	Three Months Ended March 31, 2011
	Performance Based Stock Rights	Weighted Average Fair Value

Nonvested at January 1, 2011	22,858	$11.65

Granted	9,714	$14.30
Vested	-
Forfeited	-
Nonvested at March 31, 2011	32,572	$12.44

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

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $711 and $1,383 for the quarters ended March 31, 2011 and 2010, respectively.

Concurrent with the establishment of the deferred compensation plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the deferred compensation plan.  The Company has recorded in other assets of $1,120,830 and $1,112,442 representing cash surrender value of these policies at March 31, 2011, and December 31, 2010, respectively.

Note 8.       Employee Benefit Plan

Index

On December 20, 2007, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 replaced the defined benefit pension plan with an enhanced 401(k) plan.  On August 16, 2010, the Company received a favorable determination letter dated August 12, 2010 from the Internal Revenue Service for the December 31, 2010 termination date. Between January 1, 2010 and December 10, 2010, the Company distributed $7,203,754 of pension benefits, of which $7,086,067 was distributed between November 30, 2010 and December 10, 2010, and represented the final distribution upon the plan’s termination. On February 1, 2011, the Company filed a Post-Distribution Certification for Standard Termination with the Pension Benefit Guaranty Corporation.

The Company has a defined contribution retirement plan under Internal Revenue Code (“Code”) Section 401(k) covering employees who have completed 3 months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company’s 401(k) expenses for the quarters ended March 31, 2011 and 2010 were $163,530, and $150,000, respectively.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 by levels within the valuation hierarchy:

Index

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Signicant Unobservable Inputs (Level 3)
Assets at March 31, 2011
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$42,130	$-	$42,130	$-
Obligations of states and political subdivisions	6,022	-	6,022	-
Corporate bonds	324	-	-	324
Mutual funds	328	328	-	-
FHLMC preferred stock	29	-	29	-
Total available for sale securities	48,833	328	48,181	324

Interest rate swap	72	-	72	-
Total assets at fair value	$48,905	$328	$48,253	$324

Assets at December 31, 2010
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$40,032	$-	$40,032	$-
Obligations of states and political subdivisions	5,619	-	5,619	-
Corporate bonds	552	-	-	552
Mutual funds	326	326	-	-
FHLMC preferred stock	9	-	9	-
Total available for sale securities	46,538	326	45,660	552

Interest rate swap	19	-	19	-
Total assets at fair value	$46,557	$326	$45,679	$552

        Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the quarter ended March 31, 2011 and year ended December 31, 2010 were as follows:

	Total Gains (Losses) Realized / Unrealized
(In thousands)	Balance January 1, 2011	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance March 31, 2011
Available for sale securities	$552	$(189)	$(39)	$-	$324

	Total Gains (Losses) Realized / Unrealized
(In thousands)	Balance January 1, 2010	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2010
Available for sale securities	$1,912	$(1,394)	$34	$-	$552

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Index

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Certain assets such as real estate owned are measured at fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC 820.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at March 31, 2011
(In thousands)	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$297	$-	$-	$297
Other real estate owned, net	3,233	-	3,233	-

	Carrying Value at December 31, 2010
(In thousands)	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$634	$-	$438	$196
Other real estate owned, net	2,821	-	2,821	-

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

Index

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

Loans Receivable
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

At March 31, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

Index

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)
Financial assets:
Cash and short-term investments	$45,565	$45,565	$47,171	$47,171
Federal funds sold	10	10	11	11
Securities	48,833	48,833	46,538	46,538
Restricted investments	3,388	3,388	3,388	3,388
Loans, net	455,097	478,986	460,442	479,009
Accrued interest receivable	1,625	1,625	1,488	1,488
Interest rate swap	72	72	19	19
Total financial assets	$554,590	$578,479	$559,057	$577,624

Financial liabilities:
Deposits	$514,513	$508,629	$520,056	$524,324
FHLB advances	25,000	26,144	25,000	26,247
Company obligated mandatorily redeemable capital securities	4,124	4,425	4,124	4,696
Accrued interest payable	473	473	464	464
Total financial liabilities	$554,110	$539,671	$549,644	$555,731

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

Note 10.     Subsequent Events

In accordance with ASC 855-10/SFAS 165, the Company evaluates subsequent events that have occurred after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

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

Index

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

GENERAL

Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,669,758 shares of common stock, par value $3.13 per share, held by approximately 420 holders of record on March 31, 2011.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The basic services offered by the Bank include: non-interest-bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier’s checks, domestic collections, savings bonds, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Maestro, Accel-Exchange and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“IND”), to provide customers multi-million dollar FDIC insurance on CD investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and IND are registered service marks of Promontory Interfinancial Network, LLC.

The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services.

The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, Bankers Title Shenandoah, LLC, a title insurance company, and Infinex Investments, Inc., a full service broker/dealer. Bankers Insurance and Bankers Title Shenandoah are owned by a consortium of Virginia community banks, and Infinex is owned by banks and banking associations in various states.

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

As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Please see "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Index

As of March 31, 2011, the Company had total consolidated assets of $593.6 million, total loans net of allowance for loan losses of $455.1 million, total consolidated deposits of $514.5 million, and total consolidated shareholders’ equity of $45.0 million.

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

Index

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

Net income of $921,000 for the first quarter of 2011 was a 14.6% increase from the net income for the first quarter of 2010 of $804,000.  Loans, net of reserve, totaling $455.1 million at March 31, 2011, decreased 1.2% when compared with December 31, 2010, and 2.6% when compared with March 31, 2010.  Deposits, totaling $514.5 million at March 31, 2011, decreased 1.1% compared with year-end 2010, and increased 10.0% when compared with March 31, 2010.  Assets under WMS management, totaling $323.3 million in market value at March 31, 2011, increased 4.5% from March 31, 2010.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2011 and beyond as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

The Bank’s non-performing assets totaled $5.3 million or 0.89% of total assets at March 31, 2011, as compared with $5.5 million or 0.92% of total assets at December 31, 2010, and $7.3 million or 1.29% of total assets at March 31, 2010. Nonaccrual loans totaled $1.7 million or 0.37% of total loans at March 31, 2011 compared with $2.1 million or 0.45% of total loans at December 31, 2010, and $3.4 million or 0.72% of total loans at March 31, 2010. The provision for loan losses was $463,000 for the first quarter of 2011 compared with $375,000 for the first quarter of 2010. Loan charge-offs, net of recoveries, totaled $96,000 or 0.02% of total average loans for the first three months of 2011, compared with $387,000 or 0.08% of total average loans for the first three months of 2010.   Total allowance for loan losses was $6.7 million or 1.45% of total loans at March 31, 2011 compared with $6.3 million or 1.35% of loans at December 31, 2010 and $5.5 million or 1.16% of loans at March 31, 2010.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

NET INCOME
Net income of $921,000 for the first quarter of 2011 was a 14.6% increase from the net income for the first quarter of 2010 of $804,000. Earnings per share on a fully diluted basis were $0.25 for the first three months of 2011 compared to $0.22 for the first three months of 2010. Profitability as measured by return on average assets increased from 0.58% in the first quarter of 2010 to 0.63% for the same period in 2011. Profitability as measured by return on average equity increased from 7.48% to 8.37% over the same respective quarters in 2010 and 2011. The increase in net income and the corresponding profitability measures was primarily due to a $391,000 increase in other income and a $287,000 decrease on the loss on the impairment of the Bank’s investment in pooled trust preferred corporate bonds. These were partially offset by an increase of $197,000 in operating expenses and a $50,000 decrease in net interest income in the first quarter of 2011 compared with the first quarter of 2010.

NET INTEREST INCOME AND EXPENSE

Index

Net interest income decreased $50,000 or 1.0% to $5.08 million for the quarter ended March 31, 2011 from $5.13 million for the quarter ended March 31, 2010.  The decrease in net interest income was due primarily to the decline in loan balances, reduced yields on earning assets, and an increase in expense on capital securities from the first quarter of 2010 to the first quarter of 2011.  These were partially offset by reduced rates on deposits and wholesale funding over the same period.  The Company’s net interest margin decreased from 4.33% in the first quarter of 2010 to 4.12% in the first quarter of 2011.

Total interest income decreased $229,000 or 3.2% to $6.84 million for the first quarter of 2011 from $7.07 million for the first quarter of 2010. This decrease was primarily due to a 47 basis point decline in the yield on earning assets and reduced loan balances from first quarter 2010 to first quarter 2011. This was partially offset by an increase in balances of investment securities and deposits in other banks.

The average yield on loans was 5.77% for the first quarter of 2011, down from 5.88% in the first quarter of 2010. Average loan balances decreased $3.9 million or 0.84% from $467.2 million during the first quarter of 2010 to $463.2 million during the first quarter of  2011. The decrease in loans outstanding and yield resulted in a $186,000 or 2.8% decline in interest and fee income from loans for the first quarter of 2011 compared with the same period in 2010.

Average investment security balances increased $10.0 million from $41.4 million in the first quarter of 2010 to $51.4 million in the first quarter of 2011. The tax-equivalent average yield on investments decreased from 3.86% for the first quarter of 2010 to 2.64% for the first quarter of 2011 resulting in a decrease in interest and dividend income on security investments of $60,000 or 16.3%, from $369,000 for the first quarter of 2010 to $309,000 for the first quarter of 2011.  This decrease was primarily due to reduced yields on mortgage backed securities in the Bank’s investment portfolio that was partially offset by increase in income on government agency bonds.  Interest income on deposits in other banks increased $17,000 from first quarter 2010 to first quarter 2011 resulting from higher earning balances at the Federal Reserve.

Total interest expense decreased $267,000 or 17.0% from $1.57 million for the first quarter of 2010 to $1.30 million for the first quarter of 2011 primarily due to the decline in time deposit and wholesale funding balances.

Interest paid on deposits decreased $268,000 or 21.0% from $1.28 million for the first quarter of 2010 to $1.01 million for the first quarter of 2011.   Average balances on time deposits declined $26.3 million or 13.2% from $199.6 million to $173.3 million while the average rate decreased from 1.98% to 1.70% in the first quarter of 2010 to the first quarter of 2011, resulting in $245,000 less of interest expense.  Average savings accounts increased $6.9 million or  14.2% from the first quarter of 2010 to the first quarter of 2011 while the rate declined from 0.49% to 0.26%, resulting in $23,000 less in interest expense.  Average money market account balances increased $21.9 million from first quarter 2010 to first quarter 2011, while their average rate decreased from 0.75% to 0.45% over the same period, resulting in a decrease of $20,000 of interest expense for the first quarter of 2011.  Average NOW deposit balances increased $45.0 million from the first quarter of 2010 to the first quarter of 2011, while the average rate decreased from 0.59% to 0.46%, resulting in an increase of $20,000 in NOW interest expense for the first quarter of 2011.

Interest expense on capital securities increased $30,000 from the first quarter of 2010 to the first quarter of 2011 due to the interest rate swap on the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  The swap converts a floating rate liability to a fixed rate of 4.91% through 2020, and reduces interest rate risk exposure.  From the first quarter of 2010 to the first quarter of 2011, interest expense on FHLB of Atlanta advances decreased $29,000 due to the maturity of a $15 million advance in the third quarter of 2010.  This resulted in an increase in the average rate on the remaining FHLB advances from 2.19% to 3.91% and an extension of the weighted average maturity, which reduced exposure to rising interest rates.  The average rate on total interest-bearing liabilities decreased from 1.40% in the first quarter of 2010 to 1.11% for the first quarter of 2011.

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

Index

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(In thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$445,456	$6,328	5.76%	$449,292	$6,529	5.89%
Tax-exempt (1)	15,851	268	6.85%	14,127	245	7.05%
Nonaccrual (2)	1,938			3,732	-	-
Total loans	463,245	6,596	5.77%	467,151	6,774	5.88%

Securities
Taxable	45,531	251	2.20%	35,616	309	3.48%
Tax-exempt (1)	5,843	88	6.00%	5,766	91	6.25%
Total securities	51,374	339	2.64%	41,382	400	3.86%

Deposits in banks	41,737	25	0.24%	17,181	8	0.19%
Federal funds sold	11	-	0.29%	9	-	0.15%
Total earning assets	556,367	6,960	5.07%	525,723	7,182	5.54%

Less: Reserve for loan losses	(6,434)			(5,492)
Cash and due from banks	5,273			5,729
Bank premises and equipment, net	14,140			14,481
Other real estate owned	3,110			2,465
Other assets	23,467			22,513
Total assets	$595,923			$565,419

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$71,194			$63,722

Interest-bearing deposits
NOW accounts	135,822	153	0.46%	90,863	133	0.59%
Money market accounts	81,258	90	0.45%	59,331	110	0.75%
Savings accounts	55,528	36	0.26%	48,651	59	0.49%
Time deposits	173,304	728	1.70%	199,572	973	1.98%
Total interest-bearing deposits	445,912	1,007	0.92%	398,417	1,275	1.30%

Federal funds purchased	8	-	0.67%	-	-	-
Federal Home Loan Bank advances	25,000	245	3.91%	50,000	274	2.19%
Capital securities of subsidiary trust	4,124	49	4.76%	4,124	19	1.87%
Total interest-bearing liabilities	475,044	1,301	1.11%	452,541	1,568	1.40%

Other liabilities	5,077			5,583
Shareholders' equity	44,608			43,573
Total liabilities & shareholders' equity	$595,923			$565,419

Net interest spread		$5,659	3.96%		$5,614	4.14%

Interest expense as a percent of average earning assets			0.95%			1.28%
Net interest margin			4.12%			4.33%
______________________
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

Index

Rate / Volume Variance

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(201)	$(56)	$(145)
Loans; tax-exempt (1)	23	30	(7)
Securities; taxable	(58)	86	(144)
Securities; tax-exempt (1)	(3)	1	(4)
Deposits in banks	17	11	6
Federal funds sold	-	-	-
Total interest income	(222)	72	(294)

Interest Expense
NOW accounts	20	66	(46)
Money market accounts	(20)	41	(61)
Savings accounts	(23)	8	(31)
Time deposits	(245)	(128)	(117)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(29)	(137)	108
Capital securities of subsidiary trust	30	-	30
Total interest expense	(267)	(150)	(117)
Net interest income	$45	$222	$(177)
___________________
(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $463,000 for the first quarter of 2011, compared with $375,000 for the first quarter of 2010. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

OTHER INCOME
Total other income increased by $391,000 from $857,000 for the first quarter of 2010 to $1.25 million in the first quarter of 2011. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary and other Wealth Management fees, service charges on deposit accounts, and other fee income. The increase in other income was primarily due to a $287,000 decline in impairment losses on the Bank’s investment in pooled trust preferred corporate bonds.  Also contributing to the increase in other income was a $107,000 increase in Wealth Management income, and a $69,000 increase in service charges, commissions, and fee income.  These were partially offset by a $197,000 increase in operating expense.

Wealth Management income increased $107,000 or 34.9% from the first quarter of 2010 to the first quarter of 2011, as assets under management increased from year to year, primarily due to the growth in new customer relationships and the increase in overall stock market valuations.

Service charges on deposit accounts increased $51,000 or 8.2% to $672,000 for the first three months of 2011 compared to one year earlier.  The change is primarily due to an increase in numbers of transactions as well as value-added services.

Other service charges, commissions and fees increased $18,000 or 5.5% from $331,000 in first quarter 2010 to $349,000 in first quarter 2011. Included in other service charges, commissions, and income is Bank Owned Life Insurance (“BOLI”) income, which was $103,000 during the first quarter of 2011 compared with $101,000 one year earlier.  Total BOLI was $11.3 million in cash value at March 31, 2011, compared with $10.9 million one year earlier.

OTHER EXPENSE

Index

Total other expense increased $197,000 or 4.0% during the first quarter of 2011 compared with the first quarter of 2010. Salaries and employees’ benefits increased $262,000 or 10.7%, due to a $168,000 increase incentive compensation and a $84,000 increase in salaries. Cash based incentives are based upon the Company exceeding predetermined goals established by the Company’s board of directors.  In the first quarter of 2010, the goals were not met and, therefore, no cash incentive expenses were incurred.  Active full-time equivalent personnel totaled 158 at March 31, 2011 compared with 161 at March 31, 2010, due to an increase in position vacancies.

The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. For the remainder of 2011, the Company plans to add one new part-time position, and will fill seven currently vacant positions.

Net occupancy expense decreased $24,000 or 4.8%, while furniture and equipment expense increased $46,000 or 14.5%, from first quarter 2010 to first quarter 2011. The decrease in occupancy expense was due primarily to reduced rental spaces with the relocation of staff to space in the new Warrenton-View Tree branch, and reduced snow removal expenses in the first quarter of 2011.   Furniture and equipment expense primarily reflected increases in building depreciation, furniture, and equipment associated with the renovation of the Wealth Management Services offices at the Main Office branch, which was not yet completed in the first quarter of 2010.

Marketing expense decreased $19,000 or 12.1% from $156,000 for the first quarter of 2010 to $138,000 for the first quarter of 2011. This primarily reflected the marketing expense of the grand openings of the Haymarket office and relocation of the Warrenton-View Tree office that occurred during the first quarter of 2010.

Legal, accounting and consulting expense increased $2,000 or 0.9% in the first quarter of 2011 compared with the first quarter of 2010.  Increased accounting expenses were about offset by reduced management consulting fees.

FDIC deposit insurance expense increased 8.37% from $183,000 for the first three months of 2010 to $198,000 for the first three months of 2011. Projections of future FDIC expense are difficult when taking into consideration the possibility of additional special assessments required by the FDIC.

Data processing expense increased $32,000 or 12.3% for the first quarter of 2011 compared with the same time period in 2010. The Bank outsources much of its data processing to a third-party vendor.

Other operating expenses decreased $118,000 or 14.8% in the first quarter of 2011 compared with the first quarter of 2010.  The decline primarily was due to the acceleration in the vesting of directors’ restricted stock which occurred in the first quarter of 2010 and to lower deposit account related charge-offs.  For additional information regarding the acceleration in the vesting of directors’ restricted stock, see “Stock-Based Compensation” in Note 7 of the Notes to Consolidated Financial Statements contained herein.

INCOME TAXES
Income tax expense was $271,000 for the quarter ended March 31, 2011 compared with $244,000 for the quarter ended March 31, 2010. The effective tax rates were 22.8% and 23.3% for the first quarter of 2011 and 2010, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, and income from the BOLI purchases.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND DECEMBER 31, 2010
Total assets were $593.6 million at March 31, 2011 compared with $598.0 million at December 31, 2010, a decrease of 0.8% or $4.5 million. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, securities, and total loans, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $40.3 million at March 31, 2011, reflecting a decrease of $1.7 million from December 31, 2010.  The decrease in interest-bearing deposits in other banks was primarily due to the deployment of funds from interest-bearing deposits in other banks into securities.

INVESTMENT SECURITIES.  Total investment securities were $48.8 million at March 31, 2011, reflecting an increase of $2.3 million from $46.5 million at December 31, 2010.  The increase is due to purchases, primarily government backed mortgage pools that are used to collateralize public deposits in excess of FDIC deposit insurance.

Index

LOANS. Total net loan balance after allowance for loan losses was $455.1 million at March 31, 2011, which represents a decrease of $5.3 million or 1.2% from $460.4 million at December 31, 2010.

OTHER REAL ESTATE OWNED. Other real estate owned increased by $412,000 from December 31, 2010 to $3.2 million at March 31, 2011 due to the addition of a residential real estate foreclosed property.  The property is currently under contract for sale.

DEPOSITS. For the three months ended March 31, 2011, total deposits decreased by $5.5 million or 1.1% when compared with total deposits at December 31, 2010. Non-interest-bearing deposits increased by $6.9 million and interest-bearing deposits decreased by $12.5 million. Included in interest-bearing deposits at March 31, 2011 and December 31, 2010 were $36.7 million and $39.3 million, respectively of brokered deposits as defined by the Federal Reserve.  Of the $36.7 million in brokered deposits, $27.3 million represent deposits of Bank customers, exchanged through the CDARS’ network.  With the CDARS’ program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community. The increase in the Bank’s non-interest-bearing deposits and the decrease in interest-bearing deposits during the first three months of 2011 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits in 2011 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $5.3 million or 0.89% of total assets at March 31, 2011, compared with $5.5 million or 0.92% of total assets at December 31, 2010, and $7.3 million, or 1.29% of total assets at March 31, 2010. Included in non-performing assets at March 31, 2011 were $324,000 of non-performing pooled trust preferred bonds at market value, $3.2 million of other real estate owned and $1.7 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.37% at March 31, 2011, as compared with 0.45% and 0.72% at December 31, 2010 and March 31, 2010, respectfully.

There were no loans past due 90 days or more and still accruing interest at March 31, 2011 compared with $263,000 and $197,000 on December 31, 2010 and March 31, 2010, respectively.  For additional information regarding non-performing assets and potential loan problems, see “Loans and Allowance for Loan Losses” in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At March 31, 2011, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at March 31, 2011 was approximately 5% of loans to the hospitality industry (hotels, motels, inns, etc.).  For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 entitled "The Company has a high concentration of loans secured by both residential and commercial real estate and a downturn in either or both markets, for any reason, may continue to increase the Company’s credit losses, which would negatively affect our financial results."

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of March 31, 2011, construction and land loans were $27.7 million or 6% of the concentration limit. Commercial investor real estate loans, including construction and land loans, were $122.3 million or 26% of the concentration level.

Index

CONTRACTUAL OBLIGATIONS
As of March 31, 2011, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of March 31, 2011, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At March 31, 2011 and December 31, 2010, the Company exceeded its regulatory capital ratios, as set forth in the following table:

	March 31, 2011	December 31, 2010

Tier 1 Capital:
Shareholders' Equity	$45,032	$44,106
Plus: Unrealized loss on securities available for sale/FAS 158, net	1,976	2,134
Less: Acumulated net gain on cash flow hedge	104	69
Plus: Company-obligated mandatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	78	-
Total Tier 1 Capital	50,826	50,171

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,488	5,558

Total Capital:	56,314	55,729

Risk Weighted Assets:	$437,806	$443,923

Regulatory Capital Ratios:
Leverage Ratio	8.53%	8.22%
Tier 1 to Risk Weighted Assets	11.61%	11.30%
Total Capital to Risk Weighted Assets	12.86%	12.55%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $45.0 million at March 31, 2011 compared with $44.1 million at December 31, 2010 and $43.3 million at March 31, 2010. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.  The Company initiated an open market stock buyback program in 1998, but did not repurchase any shares during the first three months of 2011 and 2010, respectively.

Index

Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $1.9 million at March 31, 2011 compared with $2.1 million at December 31, 2010.  The decline in the magnitude of the accumulated other comprehensive loss was primarily attributable to the realization of an other-than-temporary impairment loss of $189,000 on pooled trust preferred investment securities held available for sale.

As discussed in “Company-obligated Mandatorily Redeemable Capital Securities” in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of March 31, 2011, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $45.6 million at March 31, 2011 compared with $47.2 million at December 31, 2010. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $8.3 million was unpledged and readily salable at March 31, 2011. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $121.5 million at March 31, 2011 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $58.5 million. At March 31, 2011, $25 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2011 and December 31, 2010. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Index

Liquidity Sources and Uses

	March 31, 2011			December 31, 2010
(In thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$58,529	$-	$58,529	$59,157	$-	$59,157
Federal Home Loan Bank advances	121,514	25,000	96,514	118,655	25,000	93,655
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			27,101	$26,339		26,339
Securities, available for sale and unpledged at fair value			8,341			3,297
Total short-term funding sources			190,485			182,448

Uses:
Unfunded loan commitments and lending lines of credit			64,060			66,215
Letters of credit			4,464			4,412
Total potential short-term funding uses			$68,524			$70,627

Ratio of short-term funding sources to potential short-term funding uses			278.0%			258.3%

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

There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Index

The company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2011.

PART II, OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject to that, in the opinion of management, may materially impact the financial condition of either the Company or the Bank.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors faced by the Company from those disclosed in Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2011, the Board authorized the Company to repurchase up to 109,103 shares (3% of common stock outstanding on January 1, 2011) beginning January 1, 2011 and continuing until the next Board reset.  No shares were repurchased during the first quarter ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010

3.2	By-laws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3-2 to Form 10-Q filed August 9, 2010.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated: May 9, 2011

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: May 9, 2011