Form 10-Q
period 2011-06-30
FAUQUIER BANKSHARES, INC.
filed 2011-08-09
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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
Yes ☒ No ☐

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
Yes ☐ No ☒

The registrant had 3,669,758 shares of common stock outstanding as of August 9, 2011.

FAUQUIER BANKSHARES, INC.

Index

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,339,543	$5,252,361
Interest-bearing deposits in other banks	52,467,431	41,919,040
Federal funds sold	9,899	11,098
Securities available for sale, net	49,634,377	46,537,941
Restricted investments	2,970,600	3,388,300
Loans	454,424,286	466,748,799
Allowance for loan losses	(6,616,154)	(6,307,193)
Net loans	447,808,132	460,441,606
Bank premises and equipment, net	14,153,374	14,158,374
Accrued interest receivable	1,486,299	1,488,438
Other real estate owned, net of allowance	3,469,000	2,821,000
Bank-owned life insurance	11,408,614	11,201,800
Other assets	10,426,084	10,820,386
Total assets	$599,173,353	$598,040,344

Liabilities
Deposits:
Noninterest-bearing	$75,384,154	$67,624,847
Interest-bearing:
NOW accounts	142,668,685	143,842,999
Savings accounts and money market accounts	135,872,173	132,825,735
Time deposits	164,693,877	175,762,789
Total interest-bearing	443,234,735	452,431,523
Total deposits	518,618,889	520,056,370

Federal Home Loan Bank advances	25,000,000	25,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	5,274,729	4,754,411
Commitments and contingencies	-	-
Total liabilities	553,017,618	553,934,781

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2011: 3,669,758 shares including 32,572 nonvested; 2010: 3,636,758 shares including 33,772 nonvested shares	11,384,392	11,277,346
Retained earnings	36,250,727	34,892,905
Accumulated other comprehensive income (loss), net	(1,479,384)	(2,064,688)
Total shareholders' equity	46,155,735	44,105,563

Total liabilities and shareholders' equity	$599,173,353	$598,040,344

See accompanying Notes to Consolidated Financial Statements

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2011 and 2010

	2011	2010
Interest Income
Interest and fees on loans	$6,405,669	$6,722,975
Interest and dividends on securities available for sale:
Taxable interest income	266,645	302,606
Interest income exempt from federal income taxes	60,125	56,542
Dividends	24,010	6,651
Interest on federal funds sold	5	8
Interest on deposits in other banks	31,543	15,990
Total interest income	6,787,997	7,104,772

Interest Expense
Interest on deposits	968,338	1,337,008
Interest on federal funds purchased	-	36
Interest on Federal Home Loan Bank advances	246,959	192,161
Distribution on capital securities of subsidiary trusts	49,639	20,503
Total interest expense	1,264,936	1,549,708

Net interest income	5,523,061	5,555,064

Provision for loan losses	308,334	375,000

Net interest income after provision for loan losses	5,214,727	5,180,064

Other Income
Trust and estate income	345,905	283,992
Brokerage income	81,207	71,846
Service charges on deposit accounts	738,974	645,489
Other service charges, commissions and income	409,895	392,862
Total other-than-temporary impairment losses on securities	-	-
Less: Portion of gain/(loss) recognized in other comprehensive income before taxes	-	-
Net other-than-temporary impairment losses on securities	-	-
Gain (loss) on sale of securities	3,240	(1,689)
Total other income	1,579,221	1,392,500

Other Expenses
Salaries and benefits	2,651,374	2,802,936
Occupancy expense of premises	463,000	443,404
Furniture and equipment	282,794	291,122
Marketing expense	164,370	164,444
Legal, audit and consulting expense	310,190	294,721
Data processing expense	294,381	255,815
Federal Deposit Insurance Corporation expense	194,885	170,462
Loss on sale or impairment of other real estate owned	250,821	45,000
Other operating expenses	651,454	738,587
Total other expenses	5,263,269	5,206,491

Income before income taxes	1,530,679	1,366,073

Income tax expense	392,529	355,501

Net Income	$1,138,150	$1,010,572

Earnings per Share, basic	$0.31	$0.28

Earnings per Share, assuming dilution	$0.31	$0.28

Dividends per Share	$0.12	$0.20

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2011 and 2010

	2011	2010
Interest Income
Interest and fees on loans	$12,910,861	$13,414,252
Interest and dividends on securities available for sale:
Taxable interest income	506,753	605,261
Interest income exempt from federal income taxes	118,009	115,977
Dividends	34,700	13,467
Interest on federal funds sold	13	11
Interest on deposits in other banks	56,546	24,078
Total interest income	13,626,882	14,173,046

Interest Expense
Interest on deposits	1,975,735	2,612,032
Interest on federal funds purchased	13	36
Interest on Federal Home Loan Bank advances	491,205	465,781
Distribution on capital securities of subsidiary trusts	98,739	39,828
Total interest expense	2,565,692	3,117,677

Net interest income	11,061,190	11,055,369

Provision for loan losses	770,835	750,000

Net interest income after provision for loan losses	10,290,355	10,305,369

Other Income
Trust and estate income	647,773	531,456
Brokerage income	192,897	130,950
Service charges on deposit accounts	1,411,429	1,266,941
Other service charges, commissions and income	759,389	724,081
Total other-than-temporary impairment losses on securities	(228,306)	(84,876)
Less: Portion of gain/(loss) recognized in other comprehensive income before taxes	(39,179)	390,797
Net other-than-temporary impairment losses on securities	(189,127)	(475,673)
Gain on sale of securities	4,253	87,418
Total other income	2,826,614	2,265,173

Other Expenses
Salaries and benefits	5,360,950	5,250,624
Occupancy expense of premises	939,140	943,306
Furniture and equipment	601,230	608,818
Marketing expense	301,886	320,862
Legal, audit and consulting expense	579,871	561,952
Data processing expense	589,740	518,805
Federal Deposit Insurance Corporation expense	392,682	353,079
Loss on sale or impairment of other real estate owned	250,821	61,139
Other operating expenses	1,377,681	1,537,918
Total other expenses	10,394,001	10,156,503

Income before income taxes	2,722,968	2,414,039

Income tax expense	663,932	599,574

Net Income	$2,059,036	$1,814,465

Earnings per Share, basic	$0.56	$0.50

Earnings per Share, assuming dilution	$0.56	$0.50

Dividends per Share	$0.24	$0.40

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2011 and 2010

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2009	$11,103,371	$33,458,933	$(1,923,462)		$42,638,842
Comprehensive income:
Net income		1,814,465		$1,814,465	1,814,465
Other comprehensive income net of tax:
Unrealized holding gains on securities available for sale, net of tax of $64,998			126,172	126,172	126,172
Less: gain on sale of securities available for sale, net of tax of $29,722			(57,696)	(57,696)	(57,696)
Add: reclassification adjustments for other-than-temporary impairment, net of tax of $161,729			313,944	313,944	313,944
Other comprehensive income net of tax of $197,005				382,420
Total comprehensive income				$2,196,885
Cash dividends ($.40 per share)		(1,451,260)			(1,451,260)
Amortization of unearned compensation, restricted stock awards		243,554			243,554
Issuance of common stock - nonvested shares (28,847 shares)	90,291	(90,291)			-
Issuance of common stock - vested shares (6,522 shares)	20,414	69,459			89,873
Exercise of stock options	60,140	95,950			156,090
Balance, June 30, 2010	$11,274,216	$34,140,810	$(1,541,042)		$43,873,984

Balance, December 31, 2010	$11,277,346	$34,892,905	$(2,064,688)		$44,105,563
Comprehensive income:
Net income		2,059,036		$2,059,036	2,059,036
Other comprehensive income net of tax:
Interest rate swap, net of tax of $22,744			(44,151)	(44,151)	(44,151)
Unrealized holding gains on securities available for sale, net of tax of $261,408			507,438	507,438	507,438
Less: gain on sale or call of securities available for sale, net of tax of $1,446			(2,807)	(2,807)	(2,807)
Add: reclassification adjustments for other-than-temporary impairment, net of tax of $64,303			124,824	124,824	124,824
Other comprehensive income net of tax of $301,521				585,304
Total comprehensive income				$2,644,340
Cash dividends ($.24 per share)		(880,742)			(880,742)
Amortization of unearned compensation, restricted stock awards		69,051			69,051
Issuance of common stock - nonvested shares (10,914 shares)	34,161	(34,161)			-
Issuance of common stock - vested shares (4,752 shares)	14,874	53,080			67,954
Exercise of stock options	58,011	91,558			149,569
Balance, June 30, 2011	$11,384,392	$36,250,727	$(1,479,384)		$46,155,735

See accompanying Notes to Consolidated Financial Statements

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net income	$2,059,036	$1,814,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	600,017	622,495
Disposal of obsolete assets	44,708	-
Provision for loan losses	770,835	750,000
Loss on sale or impairment of other real estate	250,821	61,139
(Gain) on sale and call of securities	(4,253)	(87,418)
Loss on impairment of securities	189,127	475,673
Amortization of security premiums, net	51,471	26,018
Amortization of unearned compensation, net of forfeiture	69,051	243,554
Changes in assets and liabilities:
(Increase) in other assets	(130,569)	(282,624)
(Decrease) increase in other liabilities	472,099	(199,976)
Net cash provided by operating activities	4,372,343	3,423,326

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	-	1,541,751
Proceeds from maturities, calls and principal payments of securities available for sale	10,005,712	5,255,068
Purchase of securities available for sale	(12,384,774)	(11,510,884)
Purchase of premises and equipment	(639,725)	(1,117,841)
Redemptions of restricted securities	417,700	-
Net decrease (increase) in loans	10,652,639	(1,124,106)
Proceeds from sale of other real estate owned	311,179	434,636
Net cash provided by provided by (used in) investing activities	8,362,731	(6,521,376)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	9,631,431	35,936,505
Net (decrease) in certificates of deposit	(11,068,912)	(9,097,606)
Cash dividends paid on common stock	(880,742)	(1,451,260)
Issuance of common stock	217,523	245,963
Net cash provided by (used in) financing activities	(2,100,700)	25,633,602

Increase in cash and cash equivalents	10,634,374	22,535,552

Cash and Cash Equivalents
Beginning	47,182,499	26,208,367

Ending	$57,816,873	$48,743,919

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,543,411	$3,144,161

Income taxes	$656,392	$1,024,000

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale, net of tax effect	$629,455	$382,420
Foreclosed assets acquired in settlement of loans	$1,210,000	$428,000
Unrealized (loss) interest rate swap, net of taxes	$(44,151)	$-

See accompanying Notes to Consolidated Financial Statements.

Index

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2011 and December 31, 2010 and the results of operations for the three and six months ended June 30, 2011 and  2010.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The SEC issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using accounting principles generally accepted in the United States (“ U.S. GAAP”)  were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Index

In March 2011, the SEC issued Staff Accounting Bulletin (“SAB”) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.   The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and will include the required disclosures in its September 30, 2011 consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

Index

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$42,032,570	$806,291	$-	42,838,861
Obligations of states and political subdivisions	5,782,122	308,185	-	6,090,307
Corporate bonds	3,758,006	-	(3,434,421)	323,585
Mutual funds	332,096	3,028	-	335,124
FHLMC preferred bank stock	9,100	37,400	-	46,500
	$51,913,894	$1,154,904	$(3,434,421)	$49,634,377

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$40,020,633	$353,292	$(342,206)	$40,031,719
Obligations of states and political subdivisions	5,467,451	154,160	(2,847)	5,618,764
Corporate bonds	3,947,133	-	(3,395,289)	551,844
Mutual funds	326,861	-	(347)	326,514
FHLMC preferred bank stock	9,100	-	-	9,100
	$49,771,178	$507,452	$(3,740,689)	$46,537,941

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	13,573,495	13,622,026
Due after five years through ten years	6,477,909	6,788,839
Due after ten years	31,521,294	28,841,888
Equity securities	341,196	381,624
	$51,913,894	$49,634,377

There were no impairment losses on securities during the quarters ended June 30, 2011 and June 30, 2010.  For the six months ended June 30, 2011 and June 30, 2010, impairment losses on securities were $189,000 and $476,000, respectively.

There were no securities sold during the three and six month periods ended June 30, 2011.  During the quarter ended June 30, 2011, five securities were called totaling a fair value of $5.5 million, resulting in a gain of $3,240. During the six months ended June 30, 2011, six securities were called totaling a fair value of $6.5 million, resulting in a gain of $4,253. During the six months ended June 30, 2010, one security, a 30 year mortgage-backed government agency with a fair value of $1.5 million, was sold at a gain of $87,418. This bond was sold because of its relatively longer-term current duration of approximately five years and its inherent extension risk of an additional two years of duration if market interest rates increase in the future. The tax expense on this gain on sale was $30,000.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010, respectively.

Index

	Less than 12 Months		12 Months or More		Total
June 30, 2011	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies
Obligations of states and political subdivisions
Corporate bonds	-	-	323,585	(3,434,421)	323,585	(3,434,421)
Subtotal, debt securities			323,585	(3,434,421)	323,585	(3,434,421)
Mutual funds	-	-	-	-	-	-
Total temporary impaired securities	$-	$-	$323,585	$(3,434,421)	$323,585	$(3,434,421)

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$24,409,268	$(342,206)	$-	$-	$24,409,268	$(342,206)
Obligations of states and political subdivisions	579,760	(2,847)	-	-	579,760	(2,847)
Corporate bonds	-	-	551,844	(3,395,289)	551,844	(3,395,289)
Subtotal, debt securities	24,989,028	(345,053)	551,844	(3,395,289)	25,540,872	(3,740,342)
Mutual funds	-	-	326,514	(347)	326,514	(347)
Total temporary impaired securities	$24,989,028	$(345,053)	$878,358	$(3,395,636)	$25,867,386	$(3,740,689)

The nature of securities which were temporarily impaired for a continuous 12 month period or more at June 30, 2011 consisted of four corporate bonds with a cost basis net of other-than-temporary impairment (“OTTI”)  totaling $3.8 million and a temporary loss of approximately $3.4 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody’s Analytics employs a two-step discounted cash-flow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions. They have an estimated maturity of 25 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”).  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of June 30, 2011. All four bonds totaling $324,000 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.

Additional information regarding each of the pooled trust preferred securities as of June 30, 2011 follows:

Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit
$359,294	$9,852	53.5%	29.2%	17.3%	broken	Ca	$640,706	$230,632
1,614,436	250,975	68.9%	17.5%	13.6%	broken	Ca	385,564	899,884
1,250,664	48,100	64.7%	27.7%	7.6%	broken	Ca	749,336	793,692
533,612	14,658	64.6%	21.7%	13.7%	broken	C	466,388	342,510
$3,758,006	$323,585						$2,241,994	$2,266,718

(1)
A break in yield for a given tranche investment means that defaults and/or deferrals have reached such a level that the specific tranche would not receive all of the contractual principal and interest cash flow by its maturity, resulting in not a temporary shortfall, but an actual loss. This column represents the percentage of additional defaults among the currently performing collateral that would result in other-than-temporary loss.

Index

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification  (“ASC”) 320-10-35-34D:

Beginning balance as of December 31, 2010		$2,052,867
Add:	Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-
Add:	Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	189,127
Less:	Realized losses for securities sold	-
Less:	Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to to sell the security before recovery of its amortized cost basis.	-
Less:	Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	-
	Ending balance as of June 30, 2011	$2,241,994

The carrying value of securities pledged to secure deposits and for other purposes amounted to $39.6 million and $42.6 million at June 30, 2011 and December 31, 2010, respectively.

The amortized cost and fair value of restricted securities follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:				-
Federal Home Loan Bank stock	$2,821,600	$-	$-	$2,821,600
Federal Reserve Bank stock	99,000	-	-	99,000
Community Bankers' Bank stock	50,000	-	-	50,000
	$2,970,600	$-	$-	$2,970,600

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:				-
Federal Home Loan Bank Stock	$3,239,300	$-	$-	$3,239,300
Federal Reserve Bank Stock	99,000	-	-	99,000
Community Bankers' Bank Stock	50,000	-	-	50,000
	$3,388,300	$-	$-	$3,388,300

The Company’s restricted investments include an equity investment in the Federal Home Loan Bank of Atlanta (“FHLB”). FHLB stock is generally viewed as a long-term investment and as a restricted investment which is carried at cost because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value. The FHLB temporarily suspended the payment of cash dividends in 2009 and resumed the payment in 2010.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011, and no impairment has been recognized.

Index

Note 3.	Loans and Allowance for Loan Losses

Analysis of the allowance for loan losses follows:

	Six Months Ended
	June 30, 2010
Balance at 12/31/2009	$5,481,963
Provision for loan losses	750,000
Recoveries of loans previously charged-off	66,056
Loan losses charged-off	(900,728)
Balance at 6/30/2010	$5,397,291

	June 30, 2010
Impaired loans for which an allowance has been provided	$2,579,891
Impaired loans for which no allowance has been provided	509,475
	$3,089,366
Allowance provided for impaired loans, included in the allowance for loan losses	$1,008,100

	Six Months Ended	Three Months Ended
	June 30, 2010	June 30, 2010
Average balance in impaired loans	$3,419,361	$3,171,924
Interest income recognized on impaired loans	$36,032	$24,292

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of December 31, 2010 and for the Period Ended June 30, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2010	$792,796	$2,320,692	$150,513	$314,580	$1,622,830	$1,105,782	$-	$6,307,193
Charge-offs	-	-	-	(12,801)	(271,911)	(363,237)	-	(647,949)
Recoveries	-	157,724	-	25,469	-	2,882	-	186,075
Provision	(194,175)	926,481	8,325	(295,960)	37,299	(71,877)	360,742	770,835
Ending balance at 6/30/2011	$598,621	$3,404,897	$158,838	$31,288	$1,388,218	$673,550	$360,742	$6,616,154

Ending balances individually evaluated for impairment	$248,100	$-	$-	$-	$-	$-		$248,100

Ending balances collectively evaluated for impairment	$350,521	$3,404,897	$158,838	$31,288	$1,388,218	$673,550		$6,007,312

Loans Receivable
Individually evaluated for impairment	$819,646	$605,517	$-	$-	$-	$-		$1,425,163
Collectively evaluated for impairment	28,998,802	214,743,618	27,389,565	7,031,226	136,137,440	51,022,985		465,323,636
Ending balance at 12/31/2010	$29,818,448	$215,349,135	$27,389,565	$7,031,226	$136,137,440	$51,022,985		$466,748,799

Individually evaluated for impairment	$418,748	$257,490	$-	$-	$-	$-		$676,238
Collectively evaluated for impairment	27,728,131	201,957,479	29,566,531	5,817,124	139,667,398	49,011,385		453,748,048
Ending balance at 6/30/2011	$28,146,879	$202,214,969	$29,566,531	$5,817,124	$139,667,398	$49,011,385		$454,424,286

Index

Credit Quality Indicators

	As of June 30, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$19,734,940	$147,886,356	$29,566,531	$5,733,772	$132,572,166	$46,122,245	$381,546,010
Special mention	2,357,379	25,972,864	-	55,503	3,155,550	1,241,611	32,782,907
Substandard	5,806,420	28,355,749	-	27,849	3,939,682	1,647,529	39,777,229
Doubtful	248,140	70,000	-	-	-	-	318,140
Loss	-	-	-	-	-	-	-
Total	$28,146,879	$202,214,969	$29,566,531	$5,817,124	$139,667,398	$49,011,385	$454,424,286

	As of December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$24,489,238	$160,944,161	$22,854,565	$6,935,003	$129,087,024	$46,551,709	$390,861,700
Special mention	3,118,443	41,077,145	4,535,000	59,602	2,834,248	1,839,000	53,463,438
Substandard	1,923,445	13,327,829	-	36,621	3,880,454	1,986,196	21,154,545
Doubtful	287,322	-	-	-	355,714	646,080	1,289,116
Loss	-	-	-	-	-	-	-
Total	$29,818,448	$215,349,135	$27,389,565	$7,031,226	$136,137,440	$51,022,985	$466,748,799

Age Analysis of Past Due Loans Receivable

	As of June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$1,146,494	$159,719	$240,608	$1,546,821	$26,600,058	$28,146,879	$-	$418,748
Commercial real estate	3,797,671	211,060	187,490	4,196,221	198,018,748	202,214,969	-	257,490
Commercial construction	-	-	-	-	29,566,531	29,566,531	-
Consumer	76,908	40,119	14,185	131,212	5,685,912	5,817,124	-	19,941
Residential real estate	2,861,140	226,963	844,465	3,932,568	135,734,830	139,667,398	-	1,688,003
Home equity line of credit	1,023,313	58,855	572,360	1,654,528	47,356,857	49,011,385	-	572,960
Total	$8,905,526	$696,716	$1,859,108	$11,461,350	$442,962,936	$454,424,286	$-	$2,957,142

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$84,131	$98,475	$95,696	$278,302	$29,540,146	$29,818,448	$75,102	$368,771
Commercial real estate	427,995	-	187,490	615,485	214,733,650	215,349,135	187,490	312,672
Commercial construction	-	-	-	-	27,389,565	27,389,565	-	-
Consumer	100,219	-	-	100,219	6,931,007	7,031,226	-	12,197
Residential real estate	1,208,344	551,353	502,119	2,261,816	133,875,624	136,137,440	-	769,000
Home equity line of credit	363,641	351,792	612,018	1,327,451	49,695,534	51,022,985	-	646,080
Total	$2,184,330	$1,001,620	$1,397,323	$4,583,273	$462,165,526	$466,748,799	$262,592	$2,108,720

Index

Impaired Loans Receivable

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$170,608	$170,608	$-	$142,276	$2,267
Commercial real estate	257,490	257,490	-	240,130	3,216
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	248,140	248,140	248,100	252,340	-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-

Total:
Commercial and industrial	418,748	418,748	248,100	394,616	2,267
Commercial real estate	257,490	257,490	-	240,130	3,216
Commercial construction	-	-	-	-	-
Total	$676,238	$676,238	$248,100	$634,746	$5,483

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$133,689	$133,689	$-	$167,891	$3,317
Commercial real estate	312,672	312,672	-	333,554	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	829,092	829,092	641,900	856,290	46,044
Commercial real estate	149,710	149,710	148,800	150,345	8,454
Commercial construction	-	-	-	-	-

Total:
Commercial and industrial	962,781	962,781	641,900	1,024,181	49,361
Commercial real estate	462,382	462,382	148,800	483,899	8,454
Commercial construction	-	-	-	-	-
Total	$1,425,163	$1,425,163	$790,700	$1,508,080	$57,815

The average recorded investment in impaired loans for the three months ended June 30, 2011 was $716,673 and the interest income recognized on impaired loans during the three months was $5,482.

No additional funds are committed to be advanced in connection with impaired loans.  The reduction in impaired loans from $1.4 million at December 31, 2010 to $676,000 at June 30, 2011 primarily reflects the reclassification of ten loans totaling approximately $1.2 million that were performing and no longer deemed to be impaired.   This was partially offset by the addition of three commercial loans totaling approximately $135,000 to the impaired classification.

Under authoritative accounting guidance, the above impaired loan disclosure does not exclude any commercial non-accrual loans at June 30, 2011 and 2010. There were no loans past due 90 days or more and still accruing interest at June 30, 2011 and 2010, and $263,000 at December 31, 2010.

Index

Non-performing Assets and Loans Contractually Past Due

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Non-accrual loans	$2,957	$2,109	$2,479
Restructured loans*	-	-	-
Other real estate owned	3,469	2,821	2,412
Other repossessed assets owned	-	21	11
Non-performing corporate bond investments, at fair value	324	552	1,636
Total non-performing assets	$6,750	$5,503	$6,538

Loans past due 90 days accruing interest	$-	$263	$-

Allowance for loan losses to total loans	1.46%	1.35%	1.15%
Non-accrual loans to total loans	0.65%	0.45%	0.53%
Allowance for loan losses to non-performing loans	223.73%	299.10%	217.71%

________________

* Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans.  At June 30, 2011 and December 31, 2010, there were no loans and one loan of $255,000, respectively, that were both restructured and on non-accrual status.

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

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (“Trust II”). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at June 30, 2011 and 2010 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 5.	Derivative Instruments and Hedging Activities

U. S. GAAP  requires that all derivatives be recognized in the Consolidated Financial Statements at their fair values.  On the date that the derivative contract was entered into, the Company designated the derivative as a hedge of variable cash flows to be paid in conjunction with recognized liabilities, or a cash-flow hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings.  The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income.

Index

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

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2011 and December 31, 2010 are as follows:

(In thousands)	June 30, 2011
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap-10 year cash flow	$4,000	$(48)	Other Liabilities	9/15/2020	3.21%

	June 30, 2011
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap-10 year cash flow	$(44)	Not applicable	$-

	December 31, 2010
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap-10 year cash flow	$4,000	$19	Other Assets	9/15/2020	3.21%

	December 31, 2010
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap-10 year cash flow	$12	Not applicable	$-

Index

Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest income monthly at the fixed rate shown above.

The net interest expense on the interest rate swap was $29,431 for quarter ended June 30, 2011 and $58,502 for the six months ended June 30, 2011.

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,669,758	$0.31	3,631,411	$0.28
Effect of dilutive securities, stock-based awards	16,501		16,943
	3,686,259	$0.31	3,648,354	$0.28

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,662,596	$0.56	3,617,173	$0.50
Effect of dilutive securities, stock-based awards	15,338		17,549
	3,677,934	$0.56	3,634,722	$0.50

There were no options with a strike price above the Company’s common stock closing sales price of $12.19 and $15.49 on June 30, 2011 and 2010, respectively, that were excluded from the earnings per share calculation.

Note 7.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s common stock.  The effective date of the Plan is March 19, 2009, the date the Company’s Board approved the Plan, and it has a termination date of December 31, 2019.  The Company’s Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant; however, for those individuals who own more than 10% of the stock of the Company and are awarded an incentive stock option, the option price must be at least 110% of the fair market value on the date of grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.

The Company previously has issued stock options to non-employee directors under its Non-employee Director Stock Option Plan, which expired in 1999.  Under that plan, each non-employee director of the Company or its subsidiary received an option grant covering 2,240 shares of Company common stock on April 1 of each year during the five-year term of the plan.  The first grant under the plan was made on May 1, 1995.  The exercise price of awards was fixed at the fair market value of the shares on the date the option was granted.  During the term of the plan, options for a total of 120,960 shares of common stock were granted.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant stock options during the six months ended June 30, 2011 or June 30, 2010.

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

The Company has granted awards of non-vested shares to certain officers and vested shares (effective March 31, 2010) to non-employee directors under the above-described incentive plans: 9,714 shares and 9,784 shares of unvested restricted stock to executive officers and 4,752 shares and 5,553 shares of vested restricted stock to non-employee directors on February 17, 2011 and March 5, 2010, respectively.  Compensation expense for these non-vested shares amounted to $33,000 and $38,000, net of forfeiture, for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, compensation expense for these non-vested shares, net of forfeiture, amounted to $69,000 and $74,000, respectively.  During the quarter ended March 31, 2010, the restricted shares previously issued to non-employee directors were no longer subject to a vesting period, and the previously deferred compensation expense on these shares, totaling an additional compensation expense of $169,000, was fully recognized during the first quarter of 2010.  Beginning in 2011, compensation expense for the non-employee director shares will be recognized at the date the shares are granted.  In the quarter ended June 30, 2011, there was no compensation expense for non-employee director shares.

The Company granted 9,714 and 9,784 of performance-based stock rights to certain officers on February 17, 2011 and March 5, 2010, respectively, under the above-described plans.

The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  The award for 2010 is subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period.  The award for 2011 is subject to the Company reaching a predetermined three year performance average on the return on average equity ratio as compared to predetermined peer group of banks.  Compensation expense for performance-based stock rights amounted to $14,000 and $40,000 in the quarters ended June 30, 2011, and 2010, respectively. Compensation expense for performance-based stock rights amounted to $63,000 and $68,000 in the six months ended June 30, 2011, and 2010, respectively.

A summary of the status of options granted under the Plans is presented below:

	Six Months Ended June 30, 2011
	Number of Shares	Weighted Average Exercise Price	Average Intrinsic Value (1)

Outstanding at January 1, 2011	42,266	$10.84
Granted	-
Exercised	(18,534)	8.07
Forfeited	-
Outstanding at June 30, 2011	23,732	$13.00

Exercisable at end of quarter	23,732		$(19,223)
Weighted-average fair value per option of options granted during the year	-

(1)     The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the June 30, 2011 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.  This amount changes based on the changes in the market value of the Company’s common stock.

The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $97,303 and $153,851, respectively.

Index

A summary of the status of the Company’s non-vested restricted shares granted under the above-described plans is presented below:

	Six Months Ended June 30, 2011
	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	33,772	$13.61

Granted	14,466	14.30
Vested	(15,666)	16.67
Forfeited	-	-
Nonvested at June 30, 2011	32,572	$12.44

As of June 30, 2011, there was $220,094 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of three years.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	Six Months Ended June 30, 2011
	Performance Based Stock Rights	Weighted Average Fair Value

Nonvested at January 1,	22,858	$11.65

Granted	9,714	14.30
Vested	-	-
Forfeited	-	-
June	32,572	$12.44

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

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $474 and $1,383 for the quarters ended June 30, 2011 and 2010, and $1,185 and $2,766 for the six months ending June 30, 2011 and 2010, respectively.

Concurrent with the establishment of the Deferred Compensation Plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the Deferred Compensation Plan.  The Company has recorded in other assets of $1,128,827 and $1,112,442 representing cash surrender value of these policies at June 30, 2011, and December 31, 2010, respectively.

Index

Note 8.	Employee Benefit Plan

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

The Company has a defined contribution retirement plan under Internal Revenue Code (“Code”) Section 401(k) covering employees who have completed 3 months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company’s 401(k) expenses for the quarters ended June 30, 2011 and 2010 were $164,000, and $150,000, respectively. The Company’s 401(k) expenses for the six months ended June 30, 2011 and 2010 were $327,000, and $300,000, respectively.

Note 9.	Fair Value Measurement

The Company adopted ASC 820 “Fair Value Measurement and Disclosures” (previously Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”) on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Index

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 by levels within the valuation hierarchy:

		Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Signicant Unobservable Inputs (Level 3)
Assets at June 30, 2011
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$42,839	$-	$42,839	$-
Obligations of states and political subdivisions	6,090	-	6,090	-
Corporate bonds	324	-	-	324
Mutual funds	335	335	-	-
FHLMC preferred stock	46	-	46	-
Total available-for sale securities	49,634	335	48,975	324

Interest rate swap	-	-	-
Total assets at fair value	49,634	335	48,975	324

Liabilities at June 30, 2011
Interest rate swap	48	-	48	-
Total liabilities at fair value	$48	$-	$48	$-

Assets at December 31, 2010
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$40,032	$-	$40,032	$-
Obligations of states and political subdivisions	5,619	-	5,619	-
Corporate bonds	552	-	-	552
Mutual funds	326	326	-	-
FHLMC preferred stock	9	-	9	-
Total available-for sale securities	46,538	326	45,660	552

Interest rate swap	19	-	19
Total assets at fair value	46,557	326	45,679	552

Liabilities at December 31, 2010
Interest rate swap	-	-	-	-
Total liabilities at fair value	$-	$-	$-	$-

Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the six months ended June 30, 2011 and year ended December 31, 2010 were as follows:

	Total Gains (Losses) Realized / Unrealized
(In thousands)	Balance January 1 2011	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance June 30, 2011
Available for sale securities	$552	$(189)	$(39)	$-	$324

	Total Gains (Losses) Realized / Unrealized
(In thousands)	Balance January 1 2010	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2010
Available for sale securities	$1,912	$(1,394)	$34	$-	$552

Certain assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Other Real Estate Owned (OREO):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the OREO as nonrecurring Level 3.

Management believes that the fair value component in its valuation follows the provisions of ASC 820.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at June 30, 2011
(In thousands)	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$428	$-	$187	$241
Other real estate owned, net	3,469	-	3,469	-

	Carrying Value at December 31, 2010
(In thousands)	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$634	$-	$438	$196
Other real estate owned, net	2,821	-	2,821	-

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

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value.  Life insurance contracts are carried on the balance sheet at their redemption value.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

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

Borrowed Funds
The fair values of the Company’s FHLB advances and other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

At June 30, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit were deemed immaterial.

Index

The estimated fair values of the Company's financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In Thousands)
Financial assets:
Cash and short-term
investments	$57,807	$57,807	$47,171	$47,171
Federal funds sold	10	10	11	11
Securities	49,634	49,634	46,538	46,538
Restricted Investments	2,971	2,971	3,388	3,388
Loans, net	447,808	471,967	460,442	479,009
Accrued interest receivable	1,486	1,486	1,488	1,488
BOLI	11,409	11,409	11,202	11,202
Interest rate swap	-	-	19	19
Total financial assets	$571,125	$595,284	$570,259	$588,826

Financial liabilities:
Deposits	$518,619	$522,401	$520,056	$524,324
FHLB advances	25,000	26,205	25,000	26,247
Company obligated mandatorily redeemable capital securities	4,124	4,514	4,124	4,696
Accrued interest payable	487	487	464	464
Interest rate swap	48	48	-	-
Total financial lialilities	$548,278	$553,655	$549,644	$555,731

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

GENERAL
Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,669,758 shares of common stock, par value $3.13 per share, held by approximately 409 holders of record on June 30, 2011.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

Index

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

As of June 30, 2011, the Company had total consolidated assets of $599.2 million, total loans net of allowance for loan losses of $447.8 million, total consolidated deposits of $518.6 million, and total consolidated shareholders’ equity of $46.2 million.

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

The Company’s allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Then the migration of historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in the specific allowances.

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

Index

The Company employs an independent outsourced loan review function, which annually substantiates and/or adjusts internally generated risk ratings. This independent review is reported directly to the Company’s Board of Directors’ audit committee, and the results of this review are factored into the calculation of the allowance for loan losses.

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

Net income of $1.14 million for the second quarter of 2011 was a 12.6% increase from the net income for the second quarter of 2010 of $1.01 million.  Net income of $2.06 million for the first six months of 2011 was a 13.5% increase from the net income for the first six months of 2010 of $1.81 million. Loans, net of reserve, totaling $447.8 million at June 30, 2011, decreased 2.7% when compared with December 31, 2010, and decreased 3.2% when compared with June 30, 2010.  Deposits, totaling $518.6 million at June 30, 2011, decreased 0.3% compared with year-end 2010, and increased 5.2% when compared with June 30, 2010.  Assets under WMS management, totaling $322.7 million in market value at June 30, 2011, increased 10.2% from June 30, 2010.

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

The Bank’s non-performing assets totaled $6.7 million or 1.13% of total assets at June 30, 2011, as compared with $5.5 million or 0.92% of total assets at December 31, 2010, and $6.5 million or 1.12% of total assets at June 30, 2010. Nonaccrual loans totaled $3.0 million or 0.65% of total loans at June 30, 2011 compared with $2.1 million or 0.45% of total loans at December 31, 2010, and $2.5 million or 0.53% of total loans at June 30, 2010. The provision for loan losses was $771,000 for the first six months of 2011 compared with $750,000 for the first six months of 2010. Loan charge-offs, net of recoveries, totaled $462,000 or 0.10% of total average loans for the first six months of 2011, compared with $835,000 or 0.18% of total average loans for the first six months of 2010.   Total allowance for loan losses was $6.6 million or 1.46% of total loans at June 30, 2011 compared with $6.3 million or 1.35% of loans at December 31, 2010 and $5.4 million or 1.15% of loans at June 30, 2010.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

NET INCOME
Net income of $1.14 million for the second quarter of 2011 was a 12.6% increase from the net income for the second quarter of 2010 of $1.01 million. Earnings per share on a fully diluted basis were $0.31 for the second quarter of 2011 compared to $0.28 for the second quarter of 2010. Profitability as measured by return on average assets increased from 0.69% in the second quarter of 2010 to 0.77% for the same period in 2011. Profitability as measured by return on average equity increased from 9.28% to 9.99% over the same respective quarters in 2010 and 2011. The increase in net income and the corresponding profitability measures was primarily due to a $93,000 increase in service charges on deposits, and a $67,000 decrease in the provision for losses. These were partially offset by a $32,000 decrease in net interest income in the second quarter of 2011 compared with the second quarter of 2010.

Index

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $32,000 or 0.6% to $5.52 million for the quarter ended June 30, 2011 from $5.56 million for the quarter ended June 30, 2010.  The decrease in net interest income was due primarily to the decline in loan balances, reduced yields on earning assets, and an increase in expense on capital securities from the second quarter of 2010 to the second quarter of 2011.  These were partially offset by reduced rates on deposits and wholesale funding over the same period.  The Company’s net interest margin decreased from 4.16% in the second quarter of 2010 to 4.06% in the second quarter of 2011.

Total interest income decreased $317,000 or 4.5% to $6.79 million for the second quarter of 2011 from $7.10 million for the second quarter of 2010. This decrease was primarily due to a 32 basis point decline in the yield on earning assets and reduced loan balances from second quarter 2010 to second quarter 2011. This was partially offset by an increase in balances of investment securities and deposits in other banks.

The average yield on loans was 5.66% for the second quarter of 2011, down from 5.82% in the second quarter of 2010. Average loan balances decreased $8.9 million or 1.9% from $469.1 million during the second quarter of 2010 to $460.2 million during the second quarter of 2011. The decrease in loans outstanding and yield resulted in a $317,000 or 4.7% decline in interest and fee income from loans for the second quarter of 2011 compared with the same period in 2010.

Average investment security balances increased $10.1 million from $42.2 million in the second quarter of 2010 to $52.3 million in the second quarter of 2011. The tax-equivalent average yield on investments decreased from 3.74% for the second quarter of 2010 to 2.92% for the second quarter of 2011 resulting in a decrease in interest and dividend income on security investments of $15,000 or 4.1%, from $366,000 for the second quarter of 2010 to $351,000 for the second quarter of 2011.  This decrease was primarily due to reduced yields on mortgage backed securities in the Bank’s investment portfolio.  Interest income on deposits in other banks increased $16,000 from second quarter 2010 to second quarter 2011 resulting from higher earning balances at the Federal Reserve.

Total interest expense decreased $285,000 or 18.4% from $1.55 million for the second quarter of 2010 to $1.26 million for the second quarter of 2011 primarily due to the decline in time deposit and wholesale funding balances.

Interest paid on deposits decreased $369,000 or 27.6% from $1.34 million for the second quarter of 2010 to $968,000 for the second quarter of 2011.   Average balances on time deposits declined $31.2 million or 15.8% from $197.7 million to $166.5 million while the average rate decreased from 1.97% to 1.67% in the second quarter of 2010 to the second quarter of 2011, resulting in $282,000 less of interest expense.  Average savings accounts increased $4.7 million or 9.4% from the second quarter of 2010 to the second quarter of 2011 while the rate declined from 0.47% to 0.26%, resulting in $23,000 less in interest expense.  Average money market account balances increased $9.9 million from second quarter 2010 to second quarter 2011, while their average rate decreased from 0.75% to 0.48% over the same period, resulting in a decrease of $32,000 of interest expense for the second quarter of 2011.  Average NOW deposit balances increased $37.3 million from the second quarter of 2010 to the second quarter of 2011, while the average rate decreased from 0.69% to 0.43%, resulting in a decrease of $32,000 in NOW interest expense for the second quarter of 2011.

Interest expense on capital securities increased $29,000 from the second quarter of 2010 to the second quarter of 2011 due to the interest rate swap on the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  The swap converts a floating rate liability to a fixed rate of 4.91% through 2020, and reduces interest rate risk exposure.  From the second quarter of 2010 to the second quarter of 2011, interest expense on FHLB of Atlanta advances increased $55,000 due to $85,000 gain on the prepayment of FHLB advances, which was recognized as a reduction to FHLB interest expense, taken during the second quarter of 2010.  The average rate on total interest-bearing liabilities decreased from 1.33% in the second quarter of 2010 to 1.08% for the second quarter of 2011.

Index

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(In thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$444,085	$6,252	5.65%	$451,954	$6,561	5.82%
Tax-exempt (1)	13,788	233	6.85%	14,032	246	7.03%
Nonaccrual (2)	2,275	-	-	3,099	-	-
Total Loans	460,148	6,485	5.66%	469,085	6,807	5.82%

Securities
Taxable	46,297	291	2.51%	36,626	309	3.38%
Tax-exempt (1)	6,024	91	6.05%	5,631	86	6.09%
Total securities	52,321	382	2.92%	42,257	395	3.74%

Deposits in banks	44,255	32	0.29%	35,388	16	0.18%
Federal funds sold	10	-	0.22%	8	-	0.38%
Total earning assets	556,734	6,899	4.97%	546,738	7,218	5.29%

Less: Reserve for loan losses	(6,831)			(5,526)
Cash and due from banks	5,471			6,317
Bank premises and equipment, net	14,257			14,536
Other real estate owned	3,360			2,354
Other assets	23,136			22,211
Total Assets	$596,127			$586,630

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$76,391			$68,406

Interest-bearing deposits
NOW accounts	144,306	153	0.43%	106,912	185	0.69%
Money market accounts	73,968	88	0.48%	64,082	120	0.75%
Savings accounts	54,864	36	0.26%	50,160	59	0.47%
Time deposits	166,506	691	1.67%	197,742	973	1.97%
Total interest-bearing deposits	439,644	968	0.88%	418,896	1,337	1.28%

Federal funds purchased	-	-	-	55	-	0.26%
Federal Home Loan Bank advances	25,000	247	3.91%	46,044	192	1.67%
Capital securities of subsidiary trust	4,124	50	4.83%	4,124	21	1.99%
Total interest-bearing liabilities	468,768	1,265	1.08%	469,119	1,550	1.33%

Other liabilities	5,261			5,442
Shareholders' equity	45,707			43,663
Total Liabilities & Shareholders' Equity	$596,127			$586,630

Net interest spread		$5,634	3.89%		$5,668	3.97%

Interest expense as a percent of average earning assets			0.91%			1.14%
Net interest margin			4.06%			4.16%
______________________
(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

Index

Rate / Volume Variance

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
(In thousands)	Change	Due to Volume	Due to Rate
Interest Income
Loans; taxable	$(309)	$(114)	(195)
Loans; tax-exempt (1)	(13)	(4)	(9)
Securities; taxable	(18)	82	(100)
Securities; tax-exempt (1)	5	6	(1)
Deposits in banks	16	4	12
Federal funds sold	-	-	-
Total Interest Income	(319)	(26)	(293)

Interest Expense
NOW accounts	(31)	65	(96)
Money market accounts	(33)	19	(52)
Savings accounts	(23)	6	(29)
Time deposits	(282)	(154)	(128)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	55	(88)	143
Capital securities of subsidiary trust	29	-	29
Total Interest Expense	(285)	(152)	(133)
Net Interest Income	$(34)	$126	$(160)
___________________
(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $308,000 for the second quarter of 2011, compared with $375,000 for the second quarter of 2010. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

OTHER INCOME
Total other income increased by $187,000 from $1.39 million for the second quarter of 2010 to $1.58 million in the second quarter of 2011. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The increase was due to increases of $62,000 and $93,000 in trust and estate income, and service charges on deposit accounts, respectively.

Trust and estate income increased $62,000 or 21.8% from the second quarter of 2010 to the second quarter of 2011, as assets under management increased from year to year, primarily due to the growth in new customer relationships and the increase in overall stock market valuations.

Brokerage service revenues increased $9,000 or 13.0% from the second quarter of 2010 to the second quarter of 2011 due to the growth in new customer relationships and increased brokerage transactions.

Service charges on deposit accounts increased $93,000 or 14.5% to $739,000 for the second quarter of 2011 compared to one year earlier.  The change is primarily due to an increase in numbers of deposit customers generating increased deposit activity.

Other service charges, commissions and fees increased $17,000 or 4.3% from $393,000 in second quarter 2010 to $410,000 in the second quarter of 2011. Included in other service charges, commissions, and income is debit card interchange income which totaled $288,000 for the second quarter of 2011. Also included is Bank Owned Life Insurance (“BOLI”) income, which was $104,000 during the second quarter of 2011, compared with $103,000 one year earlier.  Total BOLI was $11.4 million in cash value at June 30, 2011, compared with $11.0 million one year earlier.

Index

The future impact of the Federal Reserve’s debit-card interchange rule issued on June 29, 2011 cannot be determined at this time.

OTHER EXPENSE
Total other expense increased $57,000 or 1.1% during the second quarter of 2011 compared with the second quarter of 2010.

Salaries and employees’ benefits decreased $152,000 or 5.4%, due to a $202,000 decrease in pension expense, partially offset by a $35,000 increase in salaries.  The Bank’s pension plan was terminated in 2009 and disbursed during 2010, requiring $202,000 to accrue in 2010 for coverage of pension liabilities through the December 2010 disbursement date. Active full-time equivalent personnel totaled 161 at June 30, 2011 compared with 164 at June 30, 2010, due to an increase in position vacancies.

The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest other expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. For the remainder of 2011, the Company plans to add no new positions, and will fill three currently vacant positions.

Occupancy expense increased $20,000 or 4.4%, while furniture and equipment expense decreased $8,000 or 2.9%, from second quarter 2010 to second quarter 2011. The increase in occupancy expense was due primarily to increased real estate taxes.

Marketing expense was $164,000 for both the second quarter of 2010 and the second quarter of 2011. The majority of marketing expense is related to the direct mail program for transaction deposit accounts.

Legal, accounting and consulting expense increased $15,000 or 5.2% in the second quarter of 2011 compared with the second quarter of 2010.

FDIC deposit insurance expense increased 14.3% from $170,000 for the second quarter of 2010 to $195,000 for the second quarter of 2011.  Future FDIC assessment expense is difficult to project, and will be largely dependent on the relative health of the U.S. banking industry.

The loss on impairment or sale of other real estate owned (“OREO”) increased $206,000 from the second quarter 2010 to the second quarter 2011.  The increase was comprised of a $101,000 loss on sale of a residential property and an additional $150,000 write-down of a commercial property.

Data processing expense increased $39,000 or 15.1% for the second quarter of 2011 compared with the same time period in 2010 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to a third-party vendor.

Other operating expenses decreased $87,000 or 11.8% in the second quarter of 2011 compared with the second quarter of 2010.  The decline primarily was due to lower deposit account-related charge-offs, as well as decreased supplies and postage expense related to the outsourcing of statement production and mailing.

INCOME TAXES
Income tax expense was $393,000 for the quarter ended June 30, 2011 compared with $356,000 for the quarter ended June 30, 2010. The effective tax rates were 25.6% and 26.0% for the second quarter of 2011 and 2010, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

NET INCOME
Net income of $2.06 million for the first six months of 2011 was a $245,000 or 13.5% increase from the net income for the first six months of 2010 of $1.81 million. Earnings per share on a fully diluted basis were $0.56 for the first six months of 2011 compared to $0.50 for the first six months of 2010. Profitability as measured by return on average assets increased from 0.64% for the six months of 2010 to 0.70% for the same period in 2011. Profitability as measured by return on average equity increased from 8.22% to 9.19% over the same respective six month periods in 2010 and 2011. The increase in net income and the corresponding profitability measures was primarily due to a $287,000 decrease on the loss on the impairment of the Bank’s investment in pooled trust preferred corporate bonds, as well as increases in trust and estate income, brokerage income, and service charges on deposits. These were partially offset by an increase in $237,000 increase in operating expenses in the first six months of 2011 compared with the first six months of 2010.

Index

NET INTEREST INCOME AND EXPENSE
Net interest income increased $6,000 or 0.1% to $11.06 million for the six months ended June 30, 2011 compared with the six months ended June 30, 2010.  The increase in net interest income was due primarily to the reduced cost of deposits due to the change in the deposit mix resulting in more transaction accounts and less time deposits.  This was mostly offset by the decline in loan balances and reduced yields on earning assets over the same period.  The Company’s net interest margin decreased from 4.24% in the six months ended June 30, 2010 to 4.09% in the first six months of 2011.

Total interest income decreased $546,000 or 3.9% to $13.63 million for the six months ended June 30, 2011 from $14.17 million for the six months ended June 30, 2010. This decrease was primarily due to a 39 basis point decline in the yield on earning assets and reduced loan balances from six months ended June 30, 2010 to six months ended June 30, 2011. This was partially offset by an increase in balances of investment securities and deposits in other banks.

The average yield on loans was 5.71% for the six months ended June 30, 2011, down from 5.85% in the six months ended June 30, 2010. Average loan balances decreased $6.4 million or 1.4% from $468.1 million during the first six months of 2010 to $461.7 million during the first six months of 2011. The decrease in loans outstanding and yield resulted in a $503,000 or 3.8% decline in interest and fee income from loans for the six months ended June 30, 2011 compared with the same period in 2010.

Average investment security balances increased $10.0 million from $41.8 million for the first six months of 2010 to $51.8 million during the first six months of 2011. The tax-equivalent average yield on investments decreased from 3.80% for the six months ended June 30, 2010 to 2.78% for the six months ended June 30, 2011 resulting in a decrease in interest and dividend income on security investments of $75,000 or 10.2%, from $734,000 for the six months ended June 30, 2010 to $659,000 for the six months ended June 30, 2011.  This decrease was primarily due to reduced yields on mortgage backed securities in the Bank’s investment portfolio.  Interest income on deposits in other banks increased $32,000 from the first six months of 2010 to the first six months of 2011 resulting from higher earning balances at the Federal Reserve.

Total interest expense decreased $552,000 or 17.7% from $3.12 million for the first six months of 2010 to $2.57 million for the first six months of 2011 primarily due to the decline in time deposit balances and rates.

Interest paid on deposits decreased $636,000 or 24.4% from $2.61 million for the six months ended June 30, 2010 to $1.98 million for the six months ended June 30, 2011.   Average balances on time deposits declined $28.8 million or 14.5% from $198.7 million to $169.9 million while the average rate decreased from 1.98% to 1.69% from the six months ended June 30, 2010 to the six months ended June 30, 2011, resulting in $526,000 less of interest expense.  Average savings accounts increased $5.8 million or 11.7% from the first six months of 2010 to the first six months of 2011 while the rate declined from 0.48% to 0.26%, resulting in $46,000 less in interest expense.  Average money market account balances increased $15.9 million from the first six months of 2010 to the six months ended June 30, 2011, while their average rate decreased from 0.75% to 0.46% over the same period, resulting in a decrease of $52,000 of interest expense during the first six months of 2011.  Average NOW deposit balances increased $41.2 million from the six months ended June 30, 2010 to the six months ended June 30, 2011, while the average rate decreased from 0.65% to 0.44%, resulting in a decrease of $12,000 in NOW interest expense for the six months ended June 30, 2011.

Interest expense on capital securities increased $59,000 from the six months ended June 30, 2010 to the six months ended June 30, 2011 due to the interest rate swap on the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  The swap converts a floating rate liability to a fixed rate of 4.91% through 2020, and reduces interest rate risk exposure.  From the six months ended June 30, 2010 to the six months ended June 30, 2011, interest expense on FHLB of Atlanta advances increased $25,000 due to increase in the average rate on the FHLB advances from 1.96% to 3.91% due to the extension of their weighted average maturity, which reduces the potential risk of reduced net interest income due to rising interest rates.  The average rate on total interest-bearing liabilities decreased from 1.36% in the first six months of 2010 to 1.09% for the first six months of 2011.

Index

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

Average Balances, Income and Expense, and Average Yields and Rates

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(In thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$444,766	$12,581	5.70%	$450,630	$13,090	5.86%
Tax-exempt (1)	14,814	501	6.82%	14,079	491	7.06%
Nonaccrual (2)	2,107	-	-	3,413	-	-
Total Loans	461,687	13,082	5.71%	468,122	13,581	5.85%

Securities
Taxable	45,916	541	2.36%	36,124	619	3.43%
Tax-exempt (1)	5,934	179	6.03%	5,698	176	6.17%
Total securities	51,850	720	2.78%	41,822	795	3.80%

Deposits in banks	43,003	57	0.27%	26,335	24	0.18%
Federal funds sold	10	-	0.25%	9	-	0.26%
Total earning assets	556,550	13,859	5.02%	536,288	14,400	5.41%

Less: Reserve for loan losses	(6,633)			(5,509)
Cash and due from banks	5,373			6,025
Bank premises and equipment, net	14,199			14,509
Other real estate owned	3,236			2,409
Other assets	23,310			22,361
Total Assets	$596,035			$576,083

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$73,807			$66,077

Interest-bearing deposits
NOW accounts	140,087	306	0.44%	98,932	318	0.65%
Money market accounts	77,593	178	0.46%	61,719	230	0.75%
Savings accounts	55,194	72	0.26%	49,410	118	0.48%
Time deposits	169,886	1,420	1.69%	198,652	1,946	1.98%
Total interest-bearing deposits	442,760	1,976	0.90%	408,713	2,612	1.29%

Federal funds purchased	4	-	0.68%	28	-	0.26%
Federal Home Loan Bank advances	25,000	491	3.91%	48,011	466	1.96%
Capital securities of subsidiary trust	4,124	99	4.83%	4,124	40	1.95%
Total interest-bearing liabilities	471,888	2,566	1.09%	460,876	3,118	1.36%

Other liabilities	5,178			4,605
Shareholders' equity	45,162			44,525
Total Liabilities & Shareholders' Equity	$596,035			$576,083

Net interest spread		$11,293	3.93%		$11,282	4.05%

Interest expense as a percent of average earning assets			0.93%			1.17%
Net interest margin			4.09%			4.24%

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

Index

Rate / Volume Variance

	Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(509)	$(170)	(339)
Loans; tax-exempt (1)	9	26	(17)
Securities; taxable	(77)	168	(245)
Securities; tax-exempt (1)	3	7	(4)
Deposits in banks	32	15	17
Federal funds sold	-	-	-
Total Interest Income	(542)	46	(588)

Interest Expense
NOW accounts	(12)	132	(144)
Money market accounts	(52)	59	(111)
Savings accounts	(46)	14	(60)
Time deposits	(526)	(282)	(244)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	25	(223)	248
Capital securities of subsidiary trust	59	-	59
Total Interest Expense	(552)	(300)	(252)
Net Interest Income	$10	$346	$(336)
___________________
(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $771,000 for the six months ended June 30, 2011, compared with $750,000 for the six months ended June 30, 2010. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

OTHER INCOME
Total other income increased by $561,000 or 24.8% from $2.27 million for the six months ended June 30, 2010 to $2.83 million in the six months ended June 30, 2011. The increase in other income was primarily due to a $287,000 decline in impairment losses on the Bank’s investment in pooled trust preferred corporate bonds.  Also contributing to the increase in other income was a $144,000 increase in service charges on deposit accounts, and trust and estate income increasing $116,000.

Trust and estate income increased $116,000 or 21.9% from the first six months of 2010 to the first six months of 2011, as assets under management increased from year to year, primarily due to the growth in new customer relationships and the increase in overall stock market valuations.

Brokerage service revenues increased $62,000 or 47.3% from the first six months of 2010 to the first six months of 2011 due to the growth in new customer relationships and increased brokerage transactions.

Service charges on deposit accounts increased $144,000 or 11.4% to $1.41 million for the first six months of 2011 compared to one year earlier.  The change is primarily due to an increase in numbers of deposit customers generating increased deposit activity.

Other service charges, commissions and fees increased $35,000 or 4.9% from $724,000 for the six months ended June 30, 2010 to $759,000 for the six months ended June 30, 2011. Included in other service charges, commissions, and income is debit card interchange income which totaled $523,000 for the six months ended June 30, 2011. Also included is BOLI income, which was $207,000 during the first six months of 2011, compared with $204,000 one year earlier.

Index

OTHER EXPENSE
Total other expense increased $237,000 or 2.3% during the six months ended June 30, 2011 compared with the six months ended June 30, 2010.

Salaries and employees’ benefits increased $110,000 or 2.1%, due to the $174,000 increase in incentive compensation and an $119,000 increase in salaries, partially offset by a $206,000 decrease in pension expense. Cash based incentives are based upon the Company exceeding predetermined goals established by the Company’s board of directors.

Occupancy expense decreased $4,000 or 0.4%, while furniture and equipment expense decreased $8,000 or 1.2%, from the first six months of 2010 to the first six months of 2011.

Marketing expense decreased $19,000 or 5.9% from $321,000 for the first six months of 2010 to $302,000 for the first six months of 2011. This primarily reflected the marketing expense of the grand opening of the Haymarket office and relocation of the Warrenton-View Tree office that occurred during the first quarter of 2010.

Legal, accounting and consulting expense increased $18,000 or 3.2% in the six months ended June 30, 2011 compared with the six months ended June 30, 2010.  Increased accounting expenses were about offset by reduced management consulting fees.

FDIC deposit insurance expense increased $40,000 or 11.2% from $353,000 for the first six months of 2010 to $393,000 for the first six months of 2011 due to increased deposit balances.

The loss on impairment or sale of OREO increased $190,000 from the six months ended June 30, 2010 compared with the same period in 2011, due to a $101,000 loss on sale of a residential properties and an additional $150,000 write-down of a commercial property.

Data processing expense increased $71,000 or 13.7% for the first six months of 2011 compared with the same time period in 2010 due to increased transaction activity processing.

Other operating expenses decreased $160,000 or 10.4% in the six months ended June 30, 2011 compared with the six months ended June 30, 2010.  The decline was primarily due to lower deposit account-related charge-offs, as well as decreased supplies and postage expense related to the outsourcing of statement production and mailing.

INCOME TAXES

Income tax expense was $664,000 for the six months ended June 30, 2011 compared with $600,000 for the six months ended June 30, 2010. The effective tax rates were 24.4% and 24.8% for the first six months of 2011 and 2010, respectively.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND DECEMBER 31, 2010
Total assets were $599.2 million at June 30, 2011 compared with $598.0 million at December 31, 2010, an increase of 0.2% or $1.1 million. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, securities, and total loans, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $52.5 million at June 30, 2011, reflecting an increase of $10.5 million from December 31, 2010.  The increase in interest-bearing deposits in other banks was primarily due to the deployment of funds from loan repayments into interest-bearing deposits in other banks.

INVESTMENT SECURITIES.  Total investment securities were $49.6 million at June 30, 2011, reflecting an increase of $3.1 million from $46.5 million at December 31, 2010.  The increase is due to purchases, primarily government backed mortgage pools that are used to collateralize public deposits in excess of FDIC deposit insurance.

LOANS. Total net loan balance after allowance for loan losses was $447.8 million at June 30, 2011, which represents a decrease of $12.6 million or 2.7% from $460.4 million at December 31, 2010.

OTHER REAL ESTATE OWNED. Other real estate owned increased by $648,000 from December 31, 2010 to $3.5 million at June 30, 2011 due to the addition of a residential real estate foreclosed property that was partially offset by the sale of another, and a $150,000 valuation write down of a commercial property.

Index

DEPOSITS. For the six months ended June 30, 2011, total deposits decreased by $1.4 million or 0.3% when compared with total deposits at December 31, 2010. Non-interest-bearing deposits increased by $7.8 million and interest-bearing deposits decreased by $9.2 million. Included in interest-bearing deposits at June 30, 2011 and December 31, 2010 were $36.7 million and $39.3 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $36.7 million in brokered deposits, $25.9 million represent deposits of Bank customers, exchanged through the CDARS’ network.  With the CDARS’ program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community. The increase in the Bank’s non-interest-bearing deposits and the decrease in interest-bearing deposits during the first six months of 2011 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits in 2011 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $6.7 million or 1.13% of total assets at June 30, 2011, compared with $5.5 million or 0.92% of total assets at December 31, 2010, and $6.5 million, or 1.12% of total assets at June 30, 2010. Included in non-performing assets at June 30, 2011 were $324,000 of non-performing pooled trust preferred bonds at market value, $3.5 million of other real estate owned and $3.0 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.65% at June 30, 2011, as compared with 0.45% and 0.53% at December 31, 2010 and June 30, 2010, respectfully.

There were no loans past due 90 days or more and still accruing interest at June 30, 2011 and June 30, 2010, and $263,000 on December 31, 2010.  For additional information regarding non-performing assets and potential loan problems, see “Loans and Allowance for Loan Losses” in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At June 30, 2011, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at June 30, 2011 was approximately 5.5% of loans to the hospitality industry (hotels, motels, inns, etc.).  For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 entitled "The Company has a high concentration of loans secured by both residential and commercial real estate and a downturn in either or both markets, for any reason, may continue to increase the Company’s credit losses, which would negatively affect our financial results."

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of June 30, 2011, construction and land loans were $29.6 million or 52.5% of the concentration limit. Commercial investor real estate loans, including construction and land loans, were $118.9 million or 211.3% of the concentration level.

CONTRACTUAL OBLIGATIONS
As of June 30, 2011, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Index

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of June 30, 2011, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At June 30, 2011 and December 31, 2010, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Risk Based Capital Ratios

	June 30, 2011	December 31, 2010

Tier 1 Capital:
Shareholders' Equity	$46,156	$44,106
Plus: Unrealized loss on securities available for sale/FAS 158, net	1,504	2,134
Less: Acumulated net gain on cash flow hedge and retirement obligations	25	69
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets		-
Total Tier 1 Capital	51,635	50,171

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,475	5,558

Total Capital:	57,110	55,729

Risk Weighted Assets:	$436,921	$443,923

Regulatory Capital Ratios:
Leverage Ratio	8.66%	8.22%
Tier 1 to Risk Weighted Assets	11.82%	11.30%
Total Capital to Risk Weighted Assets	13.07%	12.55%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $46.2 million at June 30, 2011 compared with $44.1 million at December 31, 2010 and $43.9 million at June 30, 2010. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.     On January 10, 2011, the Board authorized the Company to repurchase up to 109,103 shares (3% of common stock outstanding on January 1, 2011) beginning January 1, 2011 and continuing until the next Board reset.  No shares were repurchased during the six month period  ended June 30, 2011.

Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $1.5 million at June 30, 2011 compared with $2.1 million at December 31, 2010.  The decline in the magnitude of the accumulated other comprehensive loss was primarily attributable to decline in market interest rates, as well as the realization of an other-than-temporary loss of $189,000 on pooled trust preferred investment securities held available for sale.

Index

As discussed in “Company-obligated Mandatorily Redeemable Capital Securities” in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of June 30, 2011, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $57.8 million at June 30, 2011 compared with $47.2 million at December 31, 2010. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $9.4 million was unpledged and readily salable at June 30, 2011. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $113.8 million at June 30, 2011 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $58.2 million. At June 30, 2011, $25 million of the FHLB of Atlanta line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2011 and December 31, 2010. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	June 30, 2011			December 31, 2010
(In thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$58,184	$-	$58,184	$59,157	$-	$59,157
Federal Home Loan Bank advances	113,833	25,000	88,833	118,655	25,000	93,655
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			36,688	26,339		26,339
Securities, available for sale and unpledged at fair value			9,374			3,297
Total short-term funding sources			$193,079			$182,448

Uses:
Unfunded loan commitments and lending lines of credit			$64,247			$66,215
Letters of credit			4,128			4,412
Total potential short-term funding uses			$68,375			$70,627

Ratio of short-term funding sources to potential short-term funding uses			282.4%			258.3%

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

Index

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

The company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2011, the Board authorized the Company to repurchase up to 109,103 shares (3% of common stock outstanding on January 1, 2011) beginning January 1, 2011 and continuing until the next Board reset.  No shares were repurchased during the six month period ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

Index

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
Dated: August 9, 2011

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: August 9, 2011