Form 10-Q
period 2011-09-30
FAUQUIER BANKSHARES, INC.
filed 2011-11-14
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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
Yes☐ No ☒

The registrant had 3,669,758 shares of common stock outstanding as of November 7, 2011.

FAUQUIER BANKSHARES, INC.

Index

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,241,221	$5,252,361
Interest-bearing deposits in other banks	59,233,558	41,919,040
Federal funds sold	8,902	11,098
Securities available for sale, net	49,041,951	46,537,941
Restricted investments	2,765,400	3,388,300
Loans	454,846,140	466,748,799
Allowance for loan losses	(6,882,457)	(6,307,193)
Net loans	447,963,683	460,441,606
Bank premises and equipment, net	13,938,967	14,158,374
Accrued interest receivable	1,484,101	1,488,438
Other real estate owned, net of allowance	3,614,433	2,821,000
Bank-owned life insurance	11,514,721	11,201,800
Other assets	9,787,461	10,820,386
Total assets	$604,594,398	$598,040,344

Liabilities
Deposits:
Noninterest-bearing	$77,996,132	$67,624,847
Interest-bearing:
NOW accounts	137,710,497	143,842,999
Savings accounts and money market accounts	138,180,029	132,825,735
Time deposits	168,390,971	175,762,789
Total interest-bearing	444,281,497	452,431,523
Total deposits	522,277,629	520,056,370

Federal Home Loan Bank advances	25,000,000	25,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	6,191,969	4,754,411
Commitments and contingencies	-	-
Total liabilities	557,593,598	553,934,781

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2011: 3,669,758 shares including 32,572 nonvested shares: 2010: 3,636,758 shares including 33,772 nonvested shares	11,384,392	11,277,346
Retained earnings	36,992,001	34,892,905
Accumulated other comprehensive income (loss), net	(1,375,593)	(2,064,688)
Total shareholders' equity	47,000,800	44,105,563

Total liabilities and shareholders' equity	$604,594,398	$598,040,344

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2011 and 2010

	2011	2010
Interest Income
Interest and fees on loans	$6,469,533	$6,758,535
Interest and dividends on securities available for sale:
Taxable interest income	252,860	290,865
Interest income exempt from federal income taxes	58,685	56,352
Dividends	15,127	8,259
Interest on federal funds sold	5	5
Interest on deposits in other banks	41,039	13,853
Total interest income	6,837,249	7,127,869

Interest Expense
Interest on deposits	987,022	1,279,051
Interest on federal funds purchased	12	1,278
Interest on Federal Home Loan Bank advances	249,673	254,361
Distribution on capital securities of subsidiary trusts	50,202	27,295
Total interest expense	1,286,909	1,561,985

Net interest income	5,550,340	5,565,884

Provision for loan losses	700,000	700,000

Net interest income after provision for loan losses	4,850,340	4,865,884

Other Income
Trust and estate income	296,251	255,094
Brokerage income	116,291	110,148
Service charges on deposit accounts	825,998	752,147
Other service charges, commissions and income	441,668	421,272
Total other-than-temporary impairment losses on securities	-	(303,035)
Less: Portion of gain/(loss) recognized in other comprehensive income before taxes	-	198,881
Net other-than-temporary impairment losses on securities	-	(501,916)
Gain on sale of securities	24,138	465,209
Total other income	1,704,346	1,501,954

Other Expenses
Salaries and benefits	2,680,390	2,644,321
Occupancy expense of premises	490,473	453,877
Furniture and equipment	262,753	322,588
Marketing expense	168,662	175,817
Legal, audit and consulting expense	261,114	246,027
Data processing expense	279,289	239,806
Federal Deposit Insurance Corporation expense	83,043	173,881
Loss on sale or impairment of other real estate owned	100,000	58,671
Other operating expenses	657,540	732,153
Total other expenses	4,983,264	5,047,141

Income before income taxes	1,571,422	1,320,697

Income tax expense	423,548	338,328

Net Income	$1,147,874	$982,369

Earnings per Share, basic	$0.31	$0.27

Earnings per Share, assuming dilution	$0.31	$0.27

Dividends per Share	$0.12	$0.20

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2011 and 2010

	2011	2010
Interest Income
Interest and fees on loans	$19,380,394	$20,172,788
Interest and dividends on securities available for sale:
Taxable interest income	759,612	896,126
Interest income exempt from federal income taxes	176,695	172,329
Dividends	49,828	21,726
Interest on federal funds sold	18	16
Interest on deposits in other banks	97,585	37,931
Total interest income	20,464,132	21,300,916

Interest Expense
Interest on deposits	2,962,756	3,891,083
Interest on federal funds purchased	25	1,314
Interest on Federal Home Loan Bank advances	740,878	720,142
Distribution on capital securities of subsidiary trusts	148,942	67,124
Total interest expense	3,852,601	4,679,663

Net interest income	16,611,531	16,621,253

Provision for loan losses	1,470,835	1,450,000

Net interest income after provision for loan losses	15,140,696	15,171,253

Other Income
Trust and estate income	944,023	786,551
Brokerage income	309,188	241,098
Service charges on deposit accounts	2,237,427	2,019,088
Other service charges, commissions and income	1,201,057	1,145,354
Total other-than-temporary impairment losses on securities	(228,306)	(579,313)
Less: Portion of gain/(loss) recognized in other comprehensive income before taxes	(39,179)	398,276
Net other-than-temporary impairment losses on securities	(189,127)	(977,589)
Gain on sale of securities	28,390	552,627
Total other income	4,530,958	3,767,129

Other Expenses
Salaries and benefits	8,041,339	7,894,945
Occupancy expense of premises	1,429,613	1,397,183
Furniture and equipment	863,983	931,405
Marketing expense	470,547	496,679
Legal, audit and consulting expense	840,985	807,979
Data processing expense	869,030	758,612
Federal Deposit Insurance Corporation expense	475,725	526,960
Loss on sale or impairment of other real estate owned	350,821	119,810
Other operating expenses	2,035,221	2,270,072
Total other expenses	15,377,264	15,203,645

Income before income taxes	4,294,390	3,734,737

Income tax expense	1,087,480	937,903

Net Income	$3,206,910	$2,796,834

Earnings per Share, basic	$0.88	$0.77

Earnings per Share, assuming dilution	$0.87	$0.77

Dividends per Share	$0.36	$0.60

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2011 and 2010

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2009	$11,103,371	$33,458,933	$(1,923,462)		$42,638,842
Comprehensive income:
Net income		2,796,834		$2,796,834	2,796,834
Other comprehensive income net of tax:
Interest rate swap, net of tax of tax benefit of $88,131			(171,078)	(171,078)
Add: Change in beneficial obligation for defined plan, net of tax of $94,864			184,149	184,149
Unrealized holding losses on securities available for sale, net of tax benefit of $11,405			22,137	22,137
Less: gain on sale of securities available for sale, net of tax of $187,893			(364,734)	(364,734)
Add: reclassification adjustments for other-than-temporary impairment, net of tax of $332,380			645,209	645,209
Other comprehensive income net of tax of $162,625				315,683	315,683
Total comprehensive income				$3,112,517
Cash dividends ($.60 per share)		(2,178,612)			(2,178,612)
Amortization of unearned compensation, restricted stock awards		281,848			281,848
Issuance of common stock – nonvested shares (28,847 shares)	90,291	(90,291)			-
Issuance of common stock - vested shares (6,522 shares)	20,414	69,459			89,873
Exercise of stock options	63,270	100,890			164,160
Balance, September 30, 2010	$11,277,346	$34,439,061	$(1,607,779)		$44,108,628

Balance, December 31, 2010	$11,277,346	$34,892,905	$(2,064,688)		$44,105,563
Comprehensive income:
Net income		3,206,910		$3,206,910	3,206,910
Other comprehensive income net of tax:
Interest rate swap, net of tax of $105,375			(204,551)	(204,551)	(204,551)
Unrealized holding gains on securities available for sale, net of tax of $405,713			787,560	787,560	787,560
Less: gain on sale or call of securities available for sale, net of tax of $9,652			(18,738)	(18,738)	(18,738)
Add: reclassification adjustments for other-than-temporary impairment, net of tax of $64,303			124,824	124,824	124,824
Other comprehensive income net of tax of $354,989				689,095
Total comprehensive income				$3,896,005
Cash dividends ($.36 per share)		(1,321,113)			(1,321,113)
Amortization of unearned compensation, restricted stock awards		102,822			102,822
Issuance of common stock - nonvested shares (10,914 shares)	34,161	(34,161)			-
Issuance of common stock - vested shares (4,752 shares)	14,874	53,080			67,954
Exercise of stock options	58,011	91,558			149,569
Balance, September 30, 2011	$11,384,392	$36,992,001	$(1,375,593)		$47,000,800

See accompanying Notes to Consolidated Financial Statements

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net income	$3,206,910	$2,796,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	885,080	931,407
Disposal of obsolete assets	44,708	-
Provision for loan losses	1,470,835	1,450,000
Loss on sale or impairment of other real estate	350,821	119,810
(Gain) on sale and call of securities	(28,390)	(552,627)
Loss on impairment of securities Loss on impairment of securities	189,127	977,589
Amortization of security premiums, net	69,334	50,431
Amortization of unearned compensation, net of forfeiture	102,822	281,848
Changes in assets and liabilities:
Decrease (increase) in other assets	492,822	(639,219)
Increase in other liabilities	1,004,163	84,810
Net cash provided by operating activities	7,788,232	5,500,883

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	31,200	10,499,027

Proceeds from maturities, calls and principal payments of securities available for sale	18,492,033	12,027,291
Purchase of securities available for sale	(19,903,305)	(32,837,240)
Purchase of premises and equipment	(710,381)	(1,375,435)
Redemptions of restricted securities	622,900	259,800
Net decrease in loans	9,551,655	270,832
Proceeds from sale of other real estate owned	311,179	817,050
Net cash provided by (used in) investing activities	8,395,281	(10,338,675)

Cash Flows from Financing Activities

Net increase in demand deposits, NOW accounts and savings accounts	9,593,077	93,815,718
Net (decrease) in certificates of deposit	(7,371,818)	(14,479,897)
Federal Home Loan Bank principal repayments	-	(25,000,000)
Cash dividends paid on common stock	(1,321,113)	(2,178,612)
Issuance of common stock	217,523	254,033
Net cash provided by financing activities	1,117,669	52,411,242

Increase in cash and cash equivalents	17,301,182	47,573,450

Cash and Cash Equivalents
Beginning	47,182,499	26,208,367

Ending	$64,483,681	$73,781,817

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,874,282	$4,746,676

Income taxes	$656,392	$1,596,000

Supplemental Disclosures of Noncash Investing Activities

Unrealized gain on securities available for sale, net of tax effect	$893,646	$22,137
Foreclosed assets acquired in settlement of loans	$1,455,433	$1,278,000
Unrealized (loss) interest rate swap, net of taxes	$(204,551)	$(171,078)

See accompanying Notes to Consolidated Financial Statements.

Index

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2011 and December 31, 2010 and the results of operations for the three and nine months ended September 30, 2011 and  2010.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

The SEC issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using accounting principles generally accepted in the United States (“U.S. GAAP”)  were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards .  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Company Act of 1940.  The Release was effective as of August 12, 2011.  The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

Index

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2010. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$40,515,573	$1,075,764	$(8,040)	41,583,297
Obligations of states and political subdivisions	6,298,509	537,526	-	6,836,035
Corporate bonds	3,772,481	-	(3,496,163)	276,318
Mutual funds	334,617	11,684	-	346,301
	$50,921,180	$1,624,974	$(3,504,203)	$49,041,951

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$40,020,633	$353,292	$(342,206)	$40,031,719
Obligations of states and political subdivisions	5,467,451	154,160	(2,847)	5,618,764
Corporate bonds	3,947,133	-	(3,395,289)	551,844
Mutual funds	326,861	-	(347)	326,514
FHLMC preferred bank stock	9,100	-	-	9,100
	$49,771,178	$507,452	$(3,740,689)	$46,537,941

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	14,035,570	14,107,251
Due after five years through ten years	7,441,136	7,971,085
Due after ten years	29,109,857	26,617,314
Mutual funds	334,617	346,301
	$50,921,180	$49,041,951

Index

There were no impairment losses on securities during the quarter ended September 30, 2011 and $502,000 during the quarter ended September 30, 2010.  For the nine months ended September 30, 2011 and September 30, 2010, impairment losses on securities were $189,000 and $978,000, respectively.

During the three and nine month periods ended September 30, 2011, the Bank sold 10,000 shares of Federal Home Loan Mortgage Corporation preferred bank stock at a gain of $22,100.  During the quarter ended September 30, 2011, six securities were called totaling a fair value of $6.5 million, resulting in a gain of $2,100. During the nine months ended September 30, 2011, twelve securities were called totaling a fair value of $13.0 million, resulting in a gain of $6,300.    In the quarter ended September 30, 2010, eight securities with a total amortized cost of $8.5 million, were sold for a gain of $465,000. For the nine months ended September 30, 2010, nine securities, with a total amortized cost of $9.9 million, were sold at a gain of $553,000. The tax expense on these gains on sale totaled $188,000.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010, respectively.

	Less than 12 Months		12 Months or More		Total
September 30, 2011	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$991,960	$(8,040)	$-	$-	$991,960	$(8,040)
Obligations of states and political subdivisions	-	-	-	-
Corporate bonds	-	-	276,316	(3,496,163)	276,316	(3,496,163)
Total temporary impaired securities	$991,960	$(8,040)	$276,316	$(3,496,163)	$1,268,276	$(3,504,203)

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government,corporations and agencies	$24,409,268	$(342,206)	$-	$-	$24,409,268	$(342,206)
Obligations of states and political subdivisions	579,760	(2,847)	-	-	579,760	(2,847)
Corporate bonds	-	-	551,844	(3,395,289)	551,844	(3,395,289)
Subtotal, debt securities	24,989,028	(345,053)	551,844	(3,395,289)	25,540,872	(3,740,342)
Mutual funds	-	-	326,514	(347)	326,514	(347)
Total temporary impaired securities	$24,989,028	$(345,053)	$878,358	$(3,395,636)	$25,867,386	$(3,740,689)

The nature of securities which were temporarily impaired for a continuous twelve month period or more at September 30, 2011 consisted of four corporate bonds with a cost basis net of other-than-temporary impairment (“OTTI”)  totaling $3.8 million and a temporary loss of approximately $3.5 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody’s Analytics employs a two-step discounted cash-flow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions. They have an estimated maturity of 25 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”).  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of September 30, 2011. All four bonds totaling $276,318 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.

Index

Additional information regarding each of the pooled trust preferred securities as of September 30, 2011 follows:

Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit
$363,007	$18,797	50.0%	26.8%	23.2%	broken	C	$636,993	$227,179
1,617,831	192,924	70.0%	14.8%	15.2%	broken	Ca	382,169	940,439
1,255,550	50,389	63.0%	29.4%	7.6%	broken	Ca	744,450	795,406
536,093	14,208	63.6%	22.7%	13.7%	broken	C	463,907	344,444
$3,772,481	$276,318						$2,227,519	$2,307,468

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

The Company monitors these pooled trust preferred securities in its portfolio as to additional collateral issuer defaults and deferrals, which as a general rule, indicate that additional impairment may have occurred. Due to the continued stress on banks in general, and the issuer banks in particular, as a result of overall economic conditions, the Company may have to recognize additional impairment in future periods; however the extent, timing, and probability of any additional impairment cannot be reasonably estimated at this time.

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification (“ASC”) 320-10-35-34D:

Beginning balance as of December 31, 2010	$2,052,867
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	189,127
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(14,475)
Ending balance as of September 30, 2011	$2,227,519

The carrying value of securities pledged to secure deposits and for other purposes amounted to $35.6 million and $42.6 million at September 30, 2011 and December 31, 2010, respectively.

Index

The amortized cost and fair value of restricted securities follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:
Federal Home Loan Bank stock	$2,616,400	$-	$-	$2,616,400
Federal Reserve Bank stock	99,000	-	-	99,000
Community Bankers' Bank stock	50,000	-	-	50,000
	$2,765,400	$-	$-	$2,765,400

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:
Federal Home Loan Bank Stock	$3,239,300	$-	$-	$3,239,300
Federal Reserve Bank Stock	99,000	-	-	99,000
Community Bankers' Bank Stock	50,000	-	-	50,000
	$3,388,300	$-	$-	$3,388,300

The Company’s restricted investments include an equity investment in the Federal Home Loan Bank of Atlanta (“FHLB”). FHLB stock is generally viewed as a long-term investment and as a restricted investment which is carried at cost because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2011, and no impairment has been recognized.

Note 3.	Loans and Allowance for Loan Losses

Analysis of the allowance for loan losses follows:

	Nine Months Ended September 30, 2010
Balance at 12/31/2009	$5,481,963
Provision for loan losses	1,450,000
Recoveries of loans previously charged-off	83,005
Loan losses charged-off	(1,284,456)
Balance at 9/30/2010	$5,730,512

	September 30, 2010
Impaired loans for which an allowance has been provided	$965,317
Impaired loans for which no allowance has been provided	547,115
	$1,512,432

Allowance provided for impaired loans, included in the allowance for loan losses	$764,800

	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010
Average balance in impaired loans	$1,588,991	$1,558,044

Interest income recognized on impaired loans	$46,806	$13,884

Index

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of December 31, 2010 and for the Nine Months Ended September 30, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2010	$792,796	$2,320,692	$150,513	$314,580	$1,622,830	$1,105,782		$6,307,193
Charge-offs	(75,000)	(248,194)	-	(48,235)	(358,705)	(363,237)		(1,093,371)
Recoveries	-	159,224	-	35,395	-	3,182		197,801
Provision	131,844	1,070,911	6,210	(271,603)	72,603	(15,334)	$476,203	1,470,834
Ending balance at 9/30/2011	$849,640	$3,302,633	$156,723	$30,137	$1,336,728	$730,393	$476,203	$6,882,457

Ending balances individually evaluated for impairment	$537,400	$-	$-	$-	$-	$-	$-	$537,400

Ending balances collectively evaluated for impairment	$318,232	$3,302,633	$156,723	$30,137	$1,395,353	$730,393	$411,586	$6,345,057

Loans Receivable
Individually evaluated for impairment	$819,646	$605,517	$-	$-	$-	$-		$1,425,163
Collectively evaluated for impairment	28,998,802	214,743,618	27,389,565	7,031,226	136,137,440	51,022,985		465,323,636
Ending balance at 12/31/2010	$29,818,448	$215,349,135	$27,389,565	$7,031,226	$136,137,440	$51,022,985		$466,748,799

Individually evaluated for impairment	$1,038,700	$580,321	$-	$-	$719,325	$-		$2,338,346
Collectively evaluated for impairment	27,271,028	204,337,960	30,358,021	5,691,177	136,159,195	48,690,413		452,507,794
Ending balance at 9/30/2011	$28,309,728	$204,918,281	$30,358,021	$5,691,177	$136,878,520	$48,690,413		$454,846,140

Credit Quality Indicators

	As of September 30, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,418,765	$150,209,812	$30,358,021	$5,622,251	$129,720,531	$45,776,758	$382,106,138
Special mention	2,549,391	26,047,001	-	46,948	2,886,147	1,139,465	32,668,952
Substandard	5,025,532	28,591,468	-	21,978	4,031,763	1,646,239	39,316,980
Doubtful	316,040	70,000	-	-	240,079	127,951	754,070
Loss	-	-	-	-	-	-	-
Total	$28,309,728	$204,918,281	$30,358,021	$5,691,177	$136,878,520	$48,690,413	$454,846,140

	As of December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$24,489,238	$160,944,161	$22,854,565	$6,935,003	$129,087,024	$46,551,709	$390,861,700
Special mention	3,118,443	41,077,145	4,535,000	59,602	2,834,248	1,839,000	53,463,438
Substandard	1,923,445	13,327,829	-	36,621	3,880,454	1,986,196	21,154,545
Doubtful	287,322	-	-	-	335,714	646,080	1,269,116
Loss	-	-	-	-	-	-	-
Total	$29,818,448	$215,349,135	$27,389,565	$7,031,226	$136,137,440	$51,022,985	$466,748,799

Index

Age Analysis of Past Due Loans Receivable

	As of September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$827,991	$411,817	$588,683	$1,828,491	$26,481,237	$28,309,728	$-	$833,224
Commercial real estate	2,115,897	1,483,001	510,321	4,109,219	200,809,062	204,918,281	-	510,321
Commercial construction	-	-	-	-	30,358,021	30,358,021	-	-
Consumer	67,482	14,211	33,639	115,332	5,575,845	5,691,177	5,118	105,108
Residential real estate	1,100,418	1,029,816	1,182,311	3,312,545	135,616,755	136,878,520	-	2,246,304
Home equity line of credit	422,653	427,973	276,556	1,127,182	47,563,231	48,690,413	-	804,262
Total	$4,534,441	$3,366,818	$2,591,510	$10,492,769	$446,404,151	$454,846,140	$5,118	$4,499,219

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$84,131	$98,475	$95,696	$278,302	$29,540,146	$29,818,448	$75,102	$368,771
Commercial real estate	427,995	-	187,490	615,485	214,733,650	215,349,135	187,490	312,672
Commercial construction	-	-	-	-	27,389,565	27,389,565	-	-
Consumer	100,219	-	-	100,219	6,931,007	7,031,226	-	12,197
Residential real estate	1,208,344	551,353	502,119	2,261,816	133,875,624	136,137,440	-	769,000
Home equity line of credit	363,641	351,792	612,018	1,327,451	49,695,534	51,022,985	-	646,080
Total	$2,184,330	$1,001,620	$1,397,323	$4,583,273	$462,165,526	$466,748,799	$262,592	$2,108,720

Index

Impaired Loans Receivable

	September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$400,362	$400,362	$-	$442,169	$13,535
Commercial real estate	580,321	580,321	-	622,853	15,212
Commercial construction	-	-	-	-	-
Residential real estate	719,325	719,325	-	719,325	-
With an allowance recorded
Commercial and industrial	638,338	638,338	537,400	644,673	8,989
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-
Residential real estate	-	-	-	-	-
Total
Commercial and industrial	1,038,700	1,038,700	537,400	1,086,842	22,524
Commercial real estate	580,321	580,321	-	622,853	15,212
Commercial construction	-	-	-	-	-
Residential real estate	719,325	719,325	-	719,325	-
Total	$2,338,346	$2,338,346	$537,400	$2,429,020	$37,736

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$133,689	$133,689	$-	$167,891	$3,317
Commercial real estate	312,672	312,672	-	333,554	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	829,092	829,092	641,900	856,290	46,044
Commercial real estate	149,710	149,710	148,800	150,345	8,454
Commercial construction	-	-	-	-	-

Total:
Commercial and industrial	962,781	962,781	641,900	1,024,181	49,361
Commercial real estate	462,382	462,382	148,800	483,899	8,454
Commercial construction	-	-	-	-	-
Total	$1,425,163	$1,425,163	$790,700	$1,508,080	$57,815

The average recorded investment in impaired loans for the three months ended September 30, 2011 was $2,395,444 and the interest income recognized on impaired loans during the three months was $4,896.

No additional funds are committed to be advanced in connection with impaired loans.

Under authoritative accounting guidance, the above impaired loan disclosure does not exclude any commercial non-accrual loans at September 30, 2011 and 2010. Loans past due 90 days or more and still accruing interest at September 30, 2011 totaled $5,000, $263,000 at December 31, 2010, compared to $916,000 at September 30, 2010.

Troubled Debt Restructurings

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	-	$-	$-	3	$448,570	$448,570
Commercial real estate	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Residential real estate	1	719,325	719,325	1	719,325	719,325
Home equity line of credit	-	-	-	-	-	-

In the third quarter of 2011, the Company adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU No. 2011-02). As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed terms and conditions to customers on restructured loans that had been completed in the past several months. Based on this reassessment, the Company determined that there were four loans totaling $1,142,161 at September 30, 2011 which were classified as troubled debt restructurings. Upon identifying these receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35.

Index

Non-performing Assets and Loans Contractually Past Due

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(In thousands except as noted)	September 30, 2011	December 31, 2010	September 30, 2010
Non-accrual loans	$4,499	$2,109	$2,070
Other real estate owned	3,614	2,821	2,821
Other repossessed assets owned	1	21	21
Non-performing corporate bond investments, at fair value	276	552	1,333
Total non-performing assets	8,390	5,503	6,245
Restructured loans still accruing	178	-	-
Loans past due 90 or more days and still accruing	5	263	916
Total non-performing and other risk assets	$8,573	$5,766	$7,161

Allowance for loan losses to total loans	1.51%	1.35%	1.25%
Non-accrual loans to total loans	0.99%	0.45%	0.44%
Allowance for loan losses to non-accrual loans	152.97%	299.10%	276.84%
Total non-accrual loans and restructured loans still accruing to total loans	1.03%	0.45%	0.44%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	147.15%	299.10%	276.84%
Total non-performing and other risk assets to total assets	1.42%	0.96%	1.15%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.  There were two loans totaling $964,000 at September 30, 2011, and one loan totaling $255,000 at December 31, 2010,  that were both restructured and on non-accrual status.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses.

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

At September 30, 2011, there were $33.6 million of commercial loans classified as substandard which were deemed not to be impaired.

Note 4.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (“Trust II”). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at September 30, 2011 and 2010 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Index

Note 5.	Derivative Instruments and Hedging Activities

U. S. GAAP requires that all derivatives be recognized in the Consolidated Financial Statements at their fair values.  On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities, or a cash-flow hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings.  The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income.

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

The Bank uses interest rate swaps to reduce interest rate risks and to manage net interest income.  The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability priced at three-month LIBOR plus 1.70% into a fixed rate liability priced at 4.91% through 2020.  Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest monthly at the fixed rate shown below.  The net interest expense on the interest rate swap was $30,122 for quarter ended September 30, 2011 and $88,623 for the nine months ended September 30, 2011.

The Company also entered into two swap agreements dated August 15, 2011 to manage the interest rate risk related to two commercial loans.  The agreements allow the Company to convert fixed rate assets priced at 5.875% through 2021 to floating rate assets priced at one-month LIBOR plus 3.55%.  The Company receives interest monthly at the rate equivalent to one-month LIBOR on the loans and pays interest at the fixed rate shown below.   The net interest income loss on the interest rate swap was $10,961 for quarter and nine months ended September 30, 2011.

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

The effects of derivative instruments on the Consolidated Financial Statements for September 30, 2011 and December 31, 2010 are as follows:

(In thousands except as noted)	September 30, 2011
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap-10 year cash flow	$4,000	$(433)	Other Liabilities	9/15/2020	3.21%
Interest rate swap-10 year cash flow	2,219	70	Other Assets	8/15/2021	2.325%
Interest rate swap-10 year cash flow	2,259	72	Other Assets	8/15/2021	2.325%
	$8,388	$(291)

	September 30, 2011
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap-10 year cash flow	$(298)	Not applicable	$-
Interest rate swap-10 year cash flow	46	Not applicable	-
Interest rate swap-10 year cash flow	48	Not applicable	-
	$(204)		$-

Index

	December 31, 2010
	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap-10 year cash flow	$4,000	$19	Other Assets	9/15/2020	3.21%

	December 31, 2010
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap-10 year cash flow	$12	Not applicable	$-

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,669,758	$0.31	3,636,638	$0.27
Effect of dilutive securities, stock-based awards	19,216		16,960
	3,688,974	$0.31	3,653,598	$0.27

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,665,010	$0.88	3,623,733	$0.77
Effect of dilutive securities, stock-based awards	16,631		16,166
	3,681,641	$0.87	3,639,899	$0.77

There were no options with a strike price above the Company’s common stock closing sales price of $11.38 and $13.00 on September 30, 2011 and 2010, respectively, which were excluded from the earnings per share calculation.

Note 7.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Index

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

The Company previously issued stock options to non-employee directors under its Non-employee Director Stock Option Plan, which expired in 1999.  Under that plan, each non-employee director of the Company or its subsidiary received an option grant covering 2,240 shares of Company common stock on April 1 of each year during the five-year term of the plan.  The first grant under the plan was made on May 1, 1995.  The exercise price of awards was fixed at the fair market value of the shares on the date the option was granted.  During the term of the plan, options for a total of 120,960 shares of common stock were granted.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant stock options during the nine months ended September 30, 2011 or September 30, 2010.

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

The Company has granted awards of non-vested shares to certain officers and vested shares (effective March 31, 2010) to non-employee directors under the above-described incentive plans: 9,714 shares and 9,784 shares of unvested restricted stock to executive officers and 4,752 shares and 5,553 shares of vested restricted stock to non-employee directors on February 17, 2011 and March 5, 2010, respectively.  Compensation expense for these non-vested shares amounted to $34,000 and $38,000, net of forfeiture, for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, compensation expense for these non-vested shares, net of forfeiture, amounted to $102,000 and $112,000, respectively.  During the quarter ended March 31, 2010, the restricted shares previously issued to non-employee directors were no longer subject to a vesting period, and the previously deferred compensation expense on these shares, totaling an additional compensation expense of $169,000, was fully recognized during the first quarter of 2010.  Beginning in 2011, compensation expense for the non-employee director shares is recognized at the date the shares are granted.  During the quarter ended September 30, 2011, there was no compensation expense for non-employee director shares.

The Company granted 9,714 and 9,784 of performance-based stock rights to certain officers on February 17, 2011 and March 5, 2010, respectively, under the Plan.

The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  The award for 2010 is subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period.  The award for 2011 is subject to the Company reaching a predetermined three year performance average on the return on average equity ratio as compared to a predetermined peer group of banks.  Compensation expense for performance-based stock rights amounted to $22,000 and $11,000 in the quarters ended September 30, 2011, and 2010, respectively. Compensation expense for performance-based stock rights amounted to $85,000 and $79,000 in the nine months ended September 30, 2011, and 2010, respectively.

Index

A summary of the status of options granted under the Plans is presented below:

	Nine Months Ended September 30, 2011
	Number of Shares	Weighted Average Exercise Price	Average Intrinsic Value (1)

Outstanding at January 1, 2011	42,266	$10.84

Granted	-
Exercised	(18,534)	8.07
Forfeited	-
Outstanding at September 30, 2011	23,732	$13.00

Exercisable at end of quarter	23,732		$(38,446)
Weighted-average fair value per option of options granted during the year	-

(1) The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the September 30, 2011 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on the changes in the market value of the Company’s common stock.

The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $97,303 and $161,271, respectively.

A summary of the status of the Company’s non-vested restricted shares granted under the above-described plans is presented below:

	Nine Months Ended September 30, 2011
	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	33,772	$13.61

Granted	14,466	14.30
Vested	(15,666)	16.67
Forfeited	-	-
Nonvested at September 30, 2011	32,572	$12.44

As of September 30, 2011, there was $186,322 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  This type of deferred compensation cost is recognized over a period of three years.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	Nine Months Ended September 30, 2011
	Performance Based Stock Rights	Weighted Average Fair Value

Nonvested at January 1, 2011	22,858	$11.65

Granted	9,714	14.30
Vested	-	-
Forfeited	-	-
September 30, 2011	32,572	$12.44

Index

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

The Company has a nonqualified deferred compensation plan for a former key employee’s retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $8,322 and $1,383 for the quarters ended September 30, 2011 and 2010, and $9,507 and $4,149 for the nine months ending September 30, 2011 and 2010, respectively.

Concurrent with the establishment of the Deferred Compensation Plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the Deferred Compensation Plan.  The Company has recorded in other assets of $1,137,430 and $1,112,442 representing cash surrender value of these policies at September 30, 2011 and December 31, 2010, respectively.

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

The Company has a defined contribution retirement plan under Internal Revenue Code (“Code”) Section 401(k) covering employees who have completed 3 months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company’s 401(k) expenses for the quarters ended September 30, 2011 and 2010 were $164,000, and $150,000, respectively. The Company’s 401(k) expenses for the nine months ended September 30, 2011 and 2010 were $491,000, and $450,000, respectively.

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

Index

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

Interest rate swaps: Cash flow interest rate swaps are classified within Level 2 with fair values determined by quoted market prices and mathematical models using current and historical data.

Index

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Signicant Unobservable Inputs (Level 3)
Assets at September 30, 2011
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$41,583	$-	$41,583	$-
Obligations of states and political subdivisions	6,836	-	6,836	-
Corporate bonds	276	-	-	276
Mutual funds	347	347	-	-
Total available-for sale securities	49,042	347	48,419	276

Interest rate swap	142	-	142	-
Total assets at fair value	49,184	347	48,561	276

Liabilities at September 30, 2011
Interest rate swap	433	-	433	-
Total liabilities at fair value	$433	$-	$433	$-

Assets at December 31, 2010
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$40,032	$-	$40,032	$-
Obligations of states and political subdivisions	5,619	-	5,619	-
Corporate bonds	552	-	-	552
Mutual funds	326	326	-	-
FHLMC preferred stock	9	-	9	-
Total available-for sale securities	46,538	326	45,660	552

Interest rate swap	19	-	19	-
Total assets at fair value	46,557	326	45,679	552

Liabilities at December 31, 2010	-	-	-	-
Interest rate swap
Total liabilities at fair value	$-	$-	$-	$-

        Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the nine months ended September 30, 2011 and year ended December 31, 2010 were as follows:

	Total Gains (Losses) Realized / Unrealized
(In thousands)	Balance January 1, 2011	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance September 30, 2011
Available for sale securities	$552	$(175)	$(101)	$-	276

	Total Gains (Losses) Realized / Unrealized
(In thousands)	Balance January 1, 2010	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2010
Available for sale securities	$1,912	$(1,394)	$34	$-	$552

Index

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

Other Real Estate Owned (“OREO”):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the OREO as nonrecurring Level 3.

Management believes that the fair value component in its valuation follows the provisions of ASC 820.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at September 30, 2011
(In thousands)	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$1,801	$-	$1,199	$602
Other real estate owned, net	3,614	-	3,614	-

	Carrying Value at December 31, 2010
(In thousands)	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$634	$-	$438	$196
Other real estate owned, net	2,821	-	2,821	-

Index

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

Interest Rate Swaps

For interest rate swaps, fair values are based on quoted market prices or mathematical models using current and historical data.

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

Index

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

At September 30, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)
Financial assets:
Cash and short-term investments	$64,475	$64,475	$47,171	$47,171
Federal funds sold	9	9	11	11
Securities	49,042	49,042	46,538	46,538
Restricted Investments	2,765	2,765	3,388	3,388
Loans, net	447,964	459,127	460,442	479,009
Accrued interest receivable	1,484	1,484	1,488	1,488
Interest rate swap	142	142	19	19
BOLI	11,515	11,515	11,202	11,202
Total financial assets	$577,396	$588,559	$570,259	$588,826

Financial liabilities:
Deposits	$522,278	$527,630	$520,056	$524,324
FHLB advances	25,000	26,209	25,000	26,247
Company obligated mandatorily
redeemable capital securities	4,124	4,932	4,124	4,696
Accrued interest payable	452	452	464	464
Interest rate swap	433	433	-	-
Total financial lialilities	$552,287	$559,656	$549,644	$555,731

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

Index

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

GENERAL

Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,669,758 shares of common stock, par value $3.13 per share, held by approximately 409 holders of record on September 30, 2011.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

Index

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

As of September 30, 2011, the Company had total consolidated assets of $604.6 million, total loans net of allowance for loan losses of $448.0 million, total consolidated deposits of $522.3 million, and total consolidated shareholders’ equity of $47.0 million.

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

Index

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

Net income of $1.15 million for the third quarter of 2011 was a 16.8% increase from the net income for the third quarter of 2010 of $982,000.  Net income of $3.21 million for the first nine months of 2011 was a 14.7% increase from the net income for the first nine months of 2010 of $2.80 million. Loans, net of reserve, totaling $448.0 million at September 30, 2011, decreased 2.7% when compared with December 31, 2010, and decreased 2.6% when compared with September 30, 2010.  Deposits, totaling $522.3 million at September 30, 2011, increased 0.4% compared with year-end 2010, and decreased 4.2% when compared with September 30, 2010.  Assets under WMS management, totaling $279.3 million in market value at September 30, 2011, decreased 1.3% from September 30, 2010.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

Index

The Bank’s non-performing assets totaled $8.4 million or 1.39% of total assets at September 30, 2011, as compared with $5.5 million or 0.92% of total assets at December 31, 2010, and $6.2 million or 1.00% of total assets at September 30, 2010. Nonaccrual loans totaled $4.5 million or 0.98% of total loans at September 30, 2011 compared with $2.1 million or 0.45% of total loans at December 31, 2010, and $2.1 million or 0.44% of total loans at September 30, 2010. The increase in nonaccrual loans was primarily in the category of 1-to-4 family residential loans, which increased $1.6 million and $1.7 million when compared with December 31, 2010 and September 30, 2010, respectively. The provision for loan losses was $1.47 million for the first nine months of 2011 compared with $1.45 million for the first nine months of 2010. Loan charge-offs, net of recoveries, totaled $896,000 or 0.19% of total average loans for the first nine months of 2011, compared with $1.2 million or 0.26% of total average loans for the first nine months of 2010.   Total allowance for loan losses was $6.9 million or 1.51% of total loans at September 30, 2011 compared with $6.3 million or 1.35% of loans at December 31, 2010 and $5.7 million or 1.23% of loans at September 30, 2010.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

NET INCOME
Net income of $1.15 million for the third quarter of 2011 was a 16.8% increase from the net income for the third quarter of 2010 of $982,000. Earnings per share on a fully diluted basis were $0.31 for the third quarter of 2011 compared to $0.27 for the third quarter of 2010. Profitability as measured by return on average assets increased from 0.66% in the third quarter of 2010 to 0.76% for the same period in 2011. Profitability as measured by return on average equity increased from 8.77% to 9.74% over the same respective quarters in 2010 and 2011. The increase in net income and the corresponding profitability measures was primarily due to a $502,000 decrease in other-than-temporary impairment losses on securities. This was partially offset by a $441,000 decrease in the gain on sales of securities in the third quarter of 2011 compared with the third quarter of 2010.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $16,000 or 0.3% to $5.55 million for the quarter ended September 30, 2011 from $5.57 million for the quarter ended September 30, 2010.  The decrease in net interest income was due primarily to the decline in loan balances and reduced yields on earning assets. These were partially offset by reduced rates on deposits and wholesale funding over the same period.  The Company’s net interest margin decreased from 4.14% in the third quarter of 2010 to 3.97% in the third quarter of 2011.

Total interest income decreased $291,000 or 4.1% to $6.84 million for the third quarter of 2011 from $7.13 million for the third quarter of 2010. This decrease was primarily due to a 41 basis point decline in the yield on earning assets and reduced loan balances from third quarter 2010 to third quarter 2011. This was partially offset by an increase in balances of investment securities and deposits in other banks.

The average yield on loans was 5.68% for the third quarter of 2011, down from 5.79% in the third quarter of 2010. Average loan balances decreased $13.7 million or 2.9% from $468.9 million during the third quarter of 2010 to $455.2 million during the third quarter of 2011. The decrease in loans outstanding and yield resulted in a $289,000 or 4.3% decline in interest and fee income from loans for the third quarter of 2011 compared with the same period in 2010.

Average investment security balances increased $5.9 million from $47.1 million in the third quarter of 2010 to $53.0 million in the third quarter of 2011. The tax-equivalent average yield on investments decreased from 3.26% for the third quarter of 2010 to 2.69% for the third quarter of 2011 resulting in a decrease in interest and dividend income on security investments of $29,000 or 8.1%, from $355,000 for the third quarter of 2010 to $326,000 for the third quarter of 2011.  This decrease was primarily due to reduced yields on securities in the Bank’s investment portfolio.  Interest income on deposits in other banks increased $27,000 from third quarter 2010 to third quarter 2011 resulting from higher earning balances at the Federal Reserve.

Total interest expense decreased $275,000 or 17.6% from $1.56 million for the third quarter of 2010 to $1.29 million for the third quarter of 2011 primarily due to the decline in time deposit and wholesale funding balances.

Interest paid on deposits decreased $292,000 or 22.8% from $1.28 million for the third quarter of 2010 to $987,000 for the third quarter of 2011.   Average balances on time deposits declined $31.0 million or 16.0% from $194.1 million to $163.1 million while the average rate decreased from 1.93% to 1.72% in the third quarter of 2010 to the third quarter of 2011, resulting in $240,000 less of interest expense.  Average savings accounts increased $6.0 million or 12.0% from the third quarter of 2010 to the third quarter of 2011 while the rate declined from 0.36% to 0.22%, resulting in $14,000 less in interest expense.  Average money market account balances increased $17.2 million from third quarter 2010 to third quarter 2011, while their average rate decreased from 0.68% to 0.50% over the same period, resulting in a decrease of $10,000 of interest expense for the third quarter of 2011.  Average NOW deposit balances increased $19.3 million from the third quarter of 2010 to the third quarter of 2011, while the average rate decreased from 0.56% to 0.41%, resulting in a decrease of $28,000 in NOW interest expense for the third quarter of 2011.

Interest expense on capital securities increased $23,000 from the third quarter of 2010 to the third quarter of 2011 due to the interest rate swap on the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  The swap was entered into on July 1, 2010 and converts a floating rate liability to a fixed rate of 4.91% through 2020, and reduces interest rate risk exposure.  From the third quarter of 2010 to the third quarter of 2011, interest expense on FHLB of Atlanta advances decreased $5,000. The average rate on total interest-bearing liabilities decreased from 1.33% in the third quarter of 2010 to 1.07% for the third quarter of 2011.

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

Average Balances, Income and Expense, and Average Yields and Rates

(In thousands except as noted)	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
Assets	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate
Loans
Taxable	$442,536	$6,370	5.71%	$452,232	$6,597	5.79%
Tax-exempt (1)	9,234	151	6.49%	13,875	244	6.99%
Nonaccrual (2)	3,483	-	-	2,800	-	-
Total Loans	455,253	6,521	5.68%	468,907	6,841	5.79%

Securities
Taxable	46,883	268	2.29%	41,304	299	2.90%
Tax-exempt (1)	6,168	89	5.77%	5,808	85	5.88%
Total securities	53,051	357	2.69%	47,112	384	3.26%

Deposits in banks	55,640	41	0.29%	28,422	14	0.19%
Federal funds sold	9	-	0.21%	7	-	0.25%
Total earning assets	563,953	6,919	4.87%	544,448	7,239	5.28%

Less: Reserve for loan losses	(6,809)			(5,616)
Cash and due from banks	5,350			5,479
Bank premises and equipment, net	14,081			14,597
Other real estate owned	3,518			2,391
Other assets	22,907			22,627
Total Assets	$603,000			$583,926

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$76,479			$67,205

Interest-bearing deposits
NOW accounts	141,274	145	0.41%	121,950	173	0.56%
Money market accounts	84,074	105	0.50%	66,848	115	0.68%
Savings accounts	56,474	31	0.22%	50,423	45	0.36%
Time deposits	163,076	706	1.72%	194,145	946	1.93%
Total interest-bearing deposits	444,898	987	0.88%	433,366	1,279	1.17%

Federal funds purchased	7	-	-	609	1	0.83%
Federal Home Loan Bank advances	25,000	250	3.91%	28,152	255	3.58%
Capital securities of subsidiary trust	4,124	50	4.76%	4,124	27	2.63%
Total interest-bearing liabilities	474,029	1,287	1.07%	466,251	1,562	1.33%

Other liabilities	5,721			6,027
Shareholders' equity	46,771			44,443
Total Liabilities & Shareholders' Equity	$603,000			$583,926

Net interest spread		$5,632	3.80%		$5,677	3.95%

Interest expense as a percent of average earning assets			0.90%			1.14%
Net interest margin			3.97%			4.14%
______________________
(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
(2) Nonaccrual loans are included in the average balance of total loans and total earning assets

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

Index

Rate / Volume Variance

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
(In thousands)	Change	Due to Volume	Due to Rate
Interest Income
Loans; taxable	$(227)	$(141)	$(86)
Loans; tax-exempt (1)	(93)	(82)	(11)
Securities; taxable	(31)	40	(71)
Securities; tax-exempt (1)	4	5	(1)
Deposits in banks	27	13	14
Federal funds sold	-	-	-
Total Interest Income	(320)	(165)	(155)

Interest Expense
NOW accounts	(28)	27	(55)
Money market accounts	(9)	30	(39)
Savings accounts	(15)	5	(20)
Time deposits	(240)	(151)	(89)
Federal funds purchased and securities sold under agreements to repurchase	(1)	(1)	-
Federal Home Loan Bank advances	(5)	(29)	24
Capital securities of subsidiary trust	23	-	23
Total Interest Expense	(275)	(119)	(156)
Net Interest Income	$(45)	$(46)	$1

___________________
(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses were $700,000 for both the third quarter of 2011 and the third quarter of 2010. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

OTHER INCOME
Total other income increased by $202,000 from $1.50 million for the third quarter of 2010 to $1.70 million in the third quarter of 2011. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The increase was primarily due to a $502,000 decrease in other-than-temporary impairment losses on securities, partially offset by a $441,000 reduction in the gain on sales of securities during the third quarter of 2011, compared with the third quarter of 2010.

Trust and estate income increased $41,000 or 16.1% from the third quarter of 2010 to the third quarter of 2011, as assets under management increased from year to year, primarily due to the growth in new customer relationships and the increase in overall stock market valuations.

Brokerage service revenues increased $6,000 or 5.6% from the third quarter of 2010 to the third quarter of 2011 due to the growth in new customer relationships and increased brokerage transactions.

Service charges on deposit accounts increased $74,000 or 9.8% to $826,000 for the third quarter of 2011 compared to one year earlier.  The change is primarily due to an increase in numbers of deposit customers generating increased deposit activity.

Other service charges, commissions and fees increased $21,000 or 4.8% from $421,000 in third quarter of 2010 to $442,000 in the third quarter of 2011. Included in other service charges, commissions, and income is debit card interchange income which totaled $264,000 for the third quarter of 2011. Also included is Bank Owned Life Insurance (“BOLI”) income, which was $106,000 during the third quarter of 2011, compared with $104,000 one year earlier.  Total BOLI was $11.5 million in cash value at September 30, 2011, compared with $11.2 million one year earlier.

Index

There appears to have been no impact on the Bank’s debit-card revenues though September 30, 2011 as result of the Federal Reserve’s debit-card interchange rule issued on June 29, 2011. The future impact, if any, of the debit-card interchange rule cannot be determined at this time.

OTHER EXPENSE
Total other expense decreased $64,000 or 1.3% during the third quarter of 2011 compared with the third quarter of 2010, primarily due to the reduction in FDIC expense.

Salaries and employees’ benefits increased $36,000 or 1.4%, due to the annual increase in salaries.  Active full-time equivalent personnel totaled 162 at September 30, 2011, the same as  at September 30, 2010.

The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. For the remainder of 2011, the Company plans to add no new positions, and will fill two currently vacant positions.

Occupancy expense increased $37,000 or 8.1%, while furniture and equipment expense decreased $60,000 or 18.5%, from third quarter 2010 to third quarter 2011. The increase in occupancy expense was due primarily to increased real estate taxes.

Marketing expense was $169,000 for the third quarter of 2011 compared with $176,000 and the third quarter of 2010. The majority of marketing expense is related to the direct mail program for transaction deposit accounts.

Legal, accounting and consulting expense increased $15,000 or 6.1% in the third quarter of 2011 compared with the third quarter of 2010.

FDIC deposit insurance expense decreased 52.2% from $174,000 for the third quarter of 2010 to $83,000 for the third quarter of 2011.  The decline was due to a change in the FDIC assessment base from average deposits to average assets less tangible equity as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.   This new lower rate is assumed to be in effect in the near term, however future FDIC assessment expense is difficult to project, as it is largely dependent on the relative health of the U.S. banking industry and any resulting changes in regulation.

The loss on impairment or sale of other real estate owned (“OREO”) increased $41,000 from the third quarter 2010 to the third quarter 2011.  The increase was comprised of a $100,000 loss on the write-down of one commercial property.

Data processing expense increased $39,000 or 16.5% for the third quarter of 2011 compared with the same time period in 2010 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to a third-party vendor.

Other operating expenses decreased $75,000 or 10.2% in the third quarter of 2011 compared with the third quarter of 2010.  The decline primarily was due to lower deposit account-related charge-offs, as well as decreased supplies and postage expense related to the outsourcing of statement production and mailing.

INCOME TAXES
Income tax expense was $424,000 for the quarter ended September 30, 2011 compared with $338,000 for the quarter ended September 30, 2010. The effective tax rates were 27.0% and 25.6% for the third quarter of 2011 and 2010, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

NET INCOME
Net income of $3.21 million for the first nine months of 2011 was a $410,000 or 14.6% increase from the net income for the first nine months of 2010 of $2.80 million. Earnings per share on a fully diluted basis were $0.87 for the first nine months of 2011 compared to $0.77 for the first nine months of 2010. Profitability as measured by return on average assets increased from 0.64% for the first nine months of 2010 to 0.72% for the same period in 2011. Profitability as measured by return on average equity increased from 8.52% to 9.38% over the same respective nine month periods in 2010 and 2011. The increase in net income and the corresponding profitability measures was primarily due to a $788,000 decrease on the loss on the impairment of the Bank’s investment in pooled trust preferred corporate bonds, as well as increases in trust and estate income, brokerage income, and service charges on deposits. These were partially offset by a $524,000 decrease in the gain on sale of securities during the first nine months of 2011 compared with the first nine months of 2010.

Index

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $10,000 or 0.1% to $16.61 million for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.  The decrease in net interest income was due primarily to the decline in loan balances and reduced yields on earning assets.  This was mostly offset by the reduced cost of deposits due to the change in the deposit mix resulting in more transaction accounts and less time deposits over the same period.  The Company’s net interest margin decreased from 4.21% in the nine months ended September 30, 2010 to 4.05% in the nine months ended September 30, 2011.

Total interest income decreased $837,000 or 3.9% to $20.46 million for the nine months ended September 30, 2011 from $21.30 million for the nine months ended September 30, 2010. This decrease was primarily due to a 40 basis point decline in the yield on earning assets and reduced loan balances from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. This was partially offset by an increase in balances of investment securities and deposits in other banks.

The average yield on loans was 5.70% for the nine months ended September 30, 2011, down from 5.83% in the nine months ended September 30, 2010. Average loan balances decreased $8.9 million or 1.9% from $468.4 million during the first nine months of 2010 to $459.5 million during the first nine months of 2011. The decrease in loans outstanding and yield resulted in a $792,000 or 3.9% decline in interest and fee income from loans for the nine months ended September 30, 2011 compared with the same period in 2010.

Average investment security balances increased $8.7 million from $43.6 million for the first nine months of 2010 to $52.3 million during the first nine months of 2011. The tax-equivalent average yield on investments decreased from 3.61% for the nine months ended September 30, 2010 to 2.75% for the nine months ended September 30, 2011, resulting in a decrease in interest and dividend income on security investments of $104,000 or 9.5%, from $1.09 million for the nine months ended September 30, 2010 to $986,000 for the nine months ended September 30, 2011.  This decrease was primarily due to reduced yields on mortgage backed securities in the Bank’s investment portfolio.  Interest income on deposits in other banks increased $60,000 from the first nine months of 2010 to the first nine months of 2011, resulting from higher earning balances at the Federal Reserve.

Total interest expense decreased $827,000 or 17.7% from $4.68 million for the first nine months of 2010 to $3.85 million for the first nine months of 2011, primarily due to the decline in time deposit balances and rates.

Interest paid on deposits decreased $928,000 or 23.9% from $3.89 million for the nine months ended September 30, 2010 to $2.96 million for the nine months ended September 30, 2011.   Average balances on time deposits declined $29.5 million or 15.0% from $197.1 million to $167.6 million while the average rate decreased from 1.96% to 1.70% from the nine months ended September 30, 2010 to the nine months ended September 30, 2011, resulting in $766,000 less of interest expense.  Average savings accounts increased $5.9 million or 11.8% from the first nine months of 2010 to the first nine months of 2011 while the rate declined from 0.44% to 0.25%, resulting in $61,000 less in interest expense.  Average money market account balances increased $16.3 million from the first nine months of 2010 to the nine months ended September 30, 2011, while their average rate decreased from 0.73% to 0.47% over the same period, resulting in a decrease of $62,000 of interest expense during the first nine months of 2011.  Average NOW deposit balances increased $33.9 million or 31.8% from the nine months ended September 30, 2010 to the nine months ended September 30, 2011, while the average rate decreased from 0.61% to 0.43%, resulting in a decrease of $39,000 in NOW interest expense for the nine months ended September 30, 2011.

Interest expense on capital securities increased $82,000 from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 due to the interest rate swap on the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  The swap was entered into on July 1, 2010 and converts a floating rate liability to a fixed rate of 4.91% through 2020, and reduces interest rate risk exposure.

From the nine months ended September 30, 2010 to the nine months ended September 30, 2011, interest expense on FHLB of Atlanta advances increased $20,000 due to increase in the average rate on the FHLB advances from 2.33% to 3.91% due to the extension of their weighted average maturity, which reduces the potential risk of reduced net interest income due to rising interest rates.  The average rate on total interest-bearing liabilities decreased from 1.35% in the first nine months of 2010 to 1.09% for the first nine months of 2011.

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

Average Balances, Income and Expense, and Average Yields and Rates

(In thousands except as noted)	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
Assets	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate
Loans
Taxable	$444,014	$18,951	5.71%	$451,170	$19,687	5.83%
Tax-exempt (1)	12,934	651	6.74%	14,010	736	7.04%
Nonaccrual (2)	2,571	-	-	3,207	-	-
Total Loans	459,519	19,602	5.70%	468,387	20,423	5.83%

Securities
Taxable	46,242	809	2.33%	37,869	918	3.23%
Tax-exempt (1)	6,013	268	5.94%	5,735	261	6.07%
Total securities	52,255	1,077	2.75%	43,604	1,179	3.61%

Deposits in banks	47,261	98	0.28%	27,039	38	0.19%
Federal funds sold	10	-	0.24%	8	-	0.25%
Total earning assets	559,045	20,777	4.97%	539,038	21,640	5.37%

Less: Reserve for loan losses	(6,693)			(5,545)
Cash and due from banks	5,365			5,841
Bank premises and equipment, net	14,159			14,539
Other real estate owned	3,331			2,403
Other assets	23,175			22,499
Total Assets	$598,382			$578,775

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$74,708			$66,457

Interest-bearing deposits
NOW accounts	140,487	451	0.43%	106,605	490	0.61%
Money market accounts	79,777	283	0.47%	63,448	345	0.73%
Savings accounts	55,625	102	0.25%	49,751	163	0.44%
Time deposits	167,591	2,127	1.70%	197,133	2,893	1.96%
Total interest-bearing deposits	443,480	2,963	0.89%	416,937	3,891	1.25%

Federal funds purchased	5	-	0.71%	223	1	0.79%
Federal Home Loan Bank advances	25,000	741	3.91%	41,319	721	2.33%
Capital securities of subsidiary trust	4,124	149	4.76%	4,124	67	2.18%
Total interest-bearing liabilities	472,609	3,853	1.09%	462,603	4,680	1.35%

Other liabilities	5,361			5,849
Shareholders' equity	45,704			43,866
Total Liabilities & Shareholders' Equity	$598,382			$578,775

Net interest spread		$16,924	3.88%		$16,960	4.01%

Interest expense as a percent of average earning assets			0.92%			1.16%
Net interest margin			4.05%			4.21%
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

Index

Rate / Volume Variance

	Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
(In thousands)	Change	Due to Volume	Due to Rate
Interest Income
Loans; taxable	$(737)	$(312)	(425)
Loans; tax-exempt (1)	(84)	(57)	(27)
Securities; taxable	(108)	203	(311)
Securities; tax-exempt (1)	7	13	(6)
Deposits in banks	60	28	32
Federal funds sold	-	-	-
Total Interest Income	(862)	(125)	(737)

Interest Expense
NOW accounts	(39)	156	(195)
Money market accounts	(61)	89	(150)
Savings accounts	(61)	19	(80)
Time deposits	(767)	(433)	(334)

Federal funds purchased and securities sold under agreements to repurchase	(1)	(1)	-
Federal Home Loan Bank advances	20	(285)	305
Capital securities of subsidiary trust	82	-	82
Total Interest Expense	(827)	(455)	(372)
Net Interest Income	$(35)	$330	$(365)

___________________
(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $1.47 million for the nine months ended September 30, 2011, compared with $1.45 million for the nine months ended September 30, 2010. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

OTHER INCOME
Total other income increased by $764,000 or 20.3% from $3.77 million for the nine months ended September 30, 2010 to $4.53 million for the nine months ended September 30, 2011. The increase in other income was primarily due to a $788,000 decrease on the loss on the impairment of the Bank’s investment in pooled trust preferred corporate bonds, as well as increases in trust and estate income, brokerage income, and service charges on deposits. These were partially offset by a $524,000 decrease in the gain on sale of securities during the first nine months of 2011 compared with the first nine months of 2010.

Trust and estate income increased $157,000 or 20.0% from the first nine months of 2010 to the first nine months of 2011, as assets under management increased from year to year, primarily due to the growth in new customer relationships and the increase in overall stock market valuations.

Brokerage service revenues increased $68,000 or 28.2% from the first nine months of 2010 to the first nine months of 2011 due to the growth in new customer relationships and increased brokerage transactions.

Index

Service charges on deposit accounts increased $218,000 or 10.8% to $2.24 million for the first nine months of 2011 compared to one year earlier.  The change is primarily due to an increase in numbers of deposit customers generating increased deposit activity.

Other service charges, commissions and fees increased $56,000 or 4.9% from $1.15 million for the nine months ended September 30, 2010 to $1.20 million for the nine months ended September 30, 2011. Included in other service charges, commissions, and income is debit card interchange income which totaled $749,000 for the nine months ended September 30, 2011. Also included is BOLI income, which was $313,000 during the first nine months of 2011, compared with $308,000 one year earlier.

OTHER EXPENSE
Total other expense increased $174,000 or 1.1% during the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

Salaries and employees’ benefits increased $146,000 or 1.9% during the first nine months of 2011 compared to one year earlier.

From the first nine months of 2010 to the first nine months of 2011, occupancy expense increased $32,000 or 2.3%, primarily due to increased real estate taxes, while furniture and equipment expense decreased $67,000 or 7.2%, primarily due to reduced equipment maintenance expense.

Marketing expense decreased $26,000 or 5.3% from $497,000 for the first nine months of 2010 to $471,000 for the first nine months of 2011. This primarily reflected the marketing expense of the grand opening of the Haymarket office and relocation of the Warrenton-View Tree office that occurred during the first quarter of 2010.

Legal, accounting and consulting expense increased $33,000 or 4.1% in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.  Increased accounting expenses were about partially offset by reduced management consulting fees.

Data processing expense increased $110,000 or 14.6% for the first nine months of 2011 compared with the same time period in 2010 due to increased transaction activity processing.

FDIC deposit insurance expense decreased $51,000 or 9.7% from $527,000 for the first nine months of 2010 to $476,000 for the first nine months of 2011 due to reduced pricing.

The loss on impairment or sale of OREO increased $231,000 from the nine months ended September 30, 2010 compared with the same period in 2011 due to a $101,000 loss on sale of a residential property and an additional $250,000 write-down of a commercial property.

Other operating expenses decreased $235,000 or 10.3% in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.  The decline was primarily due to lower deposit account-related charge-offs, as well as decreased supplies and postage expense related to the outsourcing of statement production and mailing.

INCOME TAXES

Income tax expense was $1.09 million for the nine months ended September 30, 2011 compared with $938,000 for the nine months ended September 30, 2010. The effective tax rates were 25.3% and 25.1% for the first nine months of 2011 and 2010, respectively.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
Total assets were $604.6 million at September 30, 2011 compared with $598.0 million at December 31, 2010, an increase of 1.1% or $6.6 million. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, securities, and total loans, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $59.2 million at September 30, 2011, reflecting an increase of $17.3 million from December 31, 2010.  The increase in interest-bearing deposits in other banks was primarily due to the deployment of funds from loan repayments into interest-bearing deposits in other banks.

INVESTMENT SECURITIES.  Total investment securities were $49.0 million at September 30, 2011, reflecting an increase of $2.5 million from $46.5 million at December 31, 2010.  The increase is due to purchases of government backed mortgage pools that are used to collateralize public deposits in excess of FDIC deposit insurance.

Index

LOANS. Total net loan balance after allowance for loan losses was $448.0 million at September 30, 2011, which represents a decrease of $12.4 million or 2.7% from $460.4 million at December 31, 2010.

OTHER REAL ESTATE OWNED. Other real estate owned increased by $793,000 from December 31, 2010 to $3.6 million at September 30, 2011 primarily due to the addition of a residential real estate foreclosed property.

DEPOSITS. For the nine months ended September 30, 2011, total deposits increased by $2.2 million or 0.4% when compared with total deposits at December 31, 2010. Non-interest-bearing deposits increased by $10.4 million and interest-bearing deposits decreased by $8.2 million. Included in interest-bearing deposits at September 30, 2011 and December 31, 2010 were $42.5 million and $39.3 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $42.5 million in brokered deposits, $31.7 million represent deposits of Bank customers, exchanged through the CDARS’ network.  With the CDARS’ program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the Bank and making these funds fully available for lending in our community. The increase in the Bank’s non-interest-bearing deposits and the decrease in interest-bearing deposits during the first nine months of 2011 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits in 2011 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $8.4 million or 1.39% of total assets at September 30, 2011, compared with $5.5 million or 0.92% of total assets at December 31, 2010, and $6.2 million, or 1.00% of total assets at September 30, 2010. Included in non-performing assets at September 30, 2011 were $276,000 of non-performing pooled trust preferred bonds at market value, $3.6 million of other real estate owned and $4.5 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.99% at September 30, 2011, as compared with 0.45% and 0.44% at December 31, 2010 and September 30, 2010, respectfully.

There were two loans totaling $178,000 which were restructured and accruing at September 30, 201l. There was one loan totaling $5,000 that was  past due 90 days or more and still accruing interest at September 30, 2011, compared with $263,000 on December 31, 2010 and $916,000 at September 30, 2010.  For additional information regarding non-performing assets and potential loan problems, see “Loans and Allowance for Loan Losses” in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At September 30, 2011, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at September 30, 2011 was approximately 5.4% of loans to the hospitality industry (hotels, motels, inns, etc.).  For more information regarding the Bank’s concentration of loans collateralized by real estate, please refer to the discussion under "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 entitled "The Company has a high concentration of loans secured by both residential and commercial real estate and a downturn in either or both markets, for any reason, may continue to increase the Company’s credit losses, which would negatively affect our financial results."

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of September 30, 2011, construction and land loans were $30.4 million or 53.7% of the concentration limit. Commercial investor real estate loans, including construction and land loans, were $119.4 million or 211.0% of the concentration level.

Index

CONTRACTUAL OBLIGATIONS
As of September 30, 2011, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of September 30, 2011, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At September 30, 2011 and December 31, 2010, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Risk Based Capital Ratios

	September 30, 2011	December 31, 2010
(In thousands except where noted)
Tier 1 Capital:
Shareholders' Equity	$47,000	$44,106

Plus: Unrealized loss on securities available for sale/FAS 158, net	1,240	2,134
Less: Unrealized loss on equity securities, net		-
Less: Acumulated net gain (loss) on cash flow hedge and retirement obligations	(135)	69
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	52,375	50,171

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,458	5,558

Total Capital:	57,833	55,729

Risk Weighted Assets:	$435,184	$443,923

Regulatory Capital Ratios:
Leverage Ratio	8.69%	8.22%
Tier 1 to Risk Weighted Assets	12.04%	11.30%
Total Capital to Risk Weighted Assets	13.29%	12.55%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $47.0 million at September 30, 2011 compared with $44.1 million at December 31, 2010 and $44.1 million at September 30, 2010. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.     On January 10, 2011, the Company’s Board of Directors authorized the Company to repurchase up to 109,103 shares (3% of common stock outstanding on January 1, 2011) beginning January 1, 2011 and continuing until the next Board reset.  No shares were repurchased during the nine month period ended September 30, 2011.

Index

Accumulated other comprehensive income/loss decreased to an unrealized loss net of tax benefit of $1.4 million at September 30, 2011 compared with $2.1 million at December 31, 2010.  The decline in the magnitude of the accumulated other comprehensive loss was primarily attributable to decline in market interest rates, as well as the realization of an other-than-temporary loss of $189,000 on pooled trust preferred investment securities held available for sale during the first quarter of 2011.

As discussed in “Company-obligated Mandatorily Redeemable Capital Securities” in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of September 30, 2011, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $64.5 million at September 30, 2011 compared with $47.2 million at December 31, 2010. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $12.8 million was unpledged and readily salable at September 30, 2011. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $102.9 million at September 30, 2011 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $57.8 million. At September 30, 2011, $25 million of the FHLB of Atlanta line of credit and no federal funds purchased lines of credit were in use.

Index

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2011 and December 31, 2010. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	September 30, 2011			December 31, 2010
(In thousands except as noted)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$57,799	$-	$57,799	$59,157	$-	$59,157
Federal Home Loan Bank advances	102,888	25,000	77,888	118,655	25,000	93,655
Federal funds sold and interest-bearing deposits in other banks, excluding requirements	43,599		43,599	26,339		26,339
Securities, available for sale and unpledged at fair value	12,833		12,833			3,297
Total short-term funding sources			$192,119			$182,448

Uses:
Unfunded loan commitments and lending lines of credit			$70,696			$62,798
Letters of credit			4,023			4,412
Total potential short-term funding uses			$74,719			$67,210

Ratio of short-term funding sources to potential short-term funding uses			257.1%			271.5%

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

Index

The company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2011, the Company’s Board of Directors authorized the Company to repurchase up to 109,103 shares (3% of common stock outstanding on January 1, 2011) beginning January 1, 2011 and continuing until the next Board reset.  No shares were repurchased during the nine month period ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On November 7, 2011, the Company, the Bank and Eric P. Graap, who has served as Executive Vice President of the Company and the Bank since 2007 and as Chief Financial Officer of the Company and the Bank since 2000, entered into an employment agreement (the “Employment Agreement”) setting forth the terms and conditions of his employment as Executive Vice President and Chief Financial Officer of the Company and the Bank.  The term of the Employment Agreement began on November 7, 2011 and will continue for an initial term until December 31, 2014.  On December 31, 2013 and on each December 31st thereafter, the term of the Employment Agreement will be automatically be extended for an additional year so as to terminate two years from each renewal date, unless the Company gives written notice of its election not to renew the Employment Agreement before the applicable renewal date.

The Employment Agreement provides that Mr. Graap will be paid an annual base salary of at least $175,500.  The base salary may be increased or decreased (but not below the minimum amount of $175,500) in the sole discretion of the Board of Directors of the Company.  Mr. Graap will be entitled to participate in the Company’s long-term and short-term incentive plans.  Mr. Graap will also be entitled to participate in all of the Company’s and the Bank’s employee benefit plans and programs for which he is eligible.  Any incentive-based compensation or award to which Mr. Graap is entitled is subject to clawback by the Company as required by applicable federal law.

The Employment Agreement further provides that Mr. Graap will be entitled to receive certain severance payments in the event of a termination of employment under certain circumstances.  If the Company terminates Mr. Graap’s employment without Cause or Mr. Graap terminates his employment with Good Reason (as such terms are defined in the Employment Agreement), in a non-change of control context, the Company will be obligated to continue pay Mr. Graap his base salary in effect on the date of termination for a period of twenty-four months from the date of termination.  In addition, if he elects coverage under the Consolidated Omnibus Reconciliation Act of 1985, as amended (“COBRA”), Mr. Graap will be entitled to continue to receive his current benefits under group health and dental plans, provided that such benefits will not extend beyond the 18-month period permitted by COBRA.

The Employment Agreement will terminate upon a change in control of the Company, at which time the Change of Control Agreement, dated as of November 27, 2000 and as amended, between the Bank and Mr. Graap will become effective, and any termination benefits will be determined and paid solely in accordance with that agreement.

Mr. Graap will be subject to a one-year noncompetition restriction and a two-year nonsolicitation restriction following the termination of his employment for any reason.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, a copy of which is included as Exhibit 10.1 to this report and is incorporated herein by reference.

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
Dated: November 7, 2011

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: November 7, 2011