Form 10-Q/A
period 2011-09-30
FAUQUIER BANKSHARES, INC.
filed 2011-11-21
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A (“Amendment No. 1 “) to the Company’s Quarterly Report on Form 10−Q for the quarter ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011 (“Form 10−Q”), amends Part I, Item 1 of the Form 10-Q to correct a typographical error in the table summarizing the changes in the allowance for loan losses included in Note 3 – Loans and Allowance for Loan Losses in the Company’s Notes to Consolidated Financial Statements.  This Amendment No. 1 also amends the exhibit list contained in Part II, Item 6 to reflect that Exhibit 10.1 was filed with the Form 10−Q.

No other changes have been made to the Form 10−Q. This Form 10−Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10−Q.

Pursuant to Exchange Act Rule 12b−15, new certifications by the Company’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1, and 32.2.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Notes to Consolidated Financial Statements

Note 3.    Loans and Allowance for Loan Losses
Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of December 31, 2010 and for the Nine Months Ended September 30, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2010	$792,796	$2,320,692	$150,513	$314,580	$1,622,830	$1,105,782		$6,307,193
Charge-offs	(75,000)	(248,194)	-	(48,235)	(358,705)	(363,237)		(1,093,371)
Recoveries	-	159,224	-	35,395	-	3,182		197,801
Provision	131,844	1,070,911	6,210	(271,603)	72,603	(15,334)	$476,203	1,470,834
Ending balance at 9/30/2011	$849,640	$3,302,633	$156,723	$30,137	$1,336,728	$730,393	$476,203	$6,882,457

Ending balances individually evaluated for impairment	$537,400	$-	$-	$-	$-	$-	$-	$537,400

Ending balances collectively evaluated for impairment	$312,240	$3,302,633	$156,723	$30,137	$1,336,728	$730,393	$476,203	$6,345,057

Loans Receivable
Individually evaluated for impairment	$819,646	$605,517	$-	$-	$-	$-		$1,425,163
Collectively evaluated for impairment	28,998,802	214,743,618	27,389,565	7,031,226	136,137,440	51,022,985		465,323,636
Ending balance at 12/31/2010	$29,818,448	$215,349,135	$27,389,565	$7,031,226	$136,137,440	$51,022,985		$466,748,799

Individually evaluated for impairment	$1,038,700	$580,321	$-	$-	$719,325	$-		$2,338,346
Collectively evaluated for impairment	27,271,028	204,337,960	30,358,021	5,691,177	136,159,195	48,690,413		452,507,794
Ending balance at 9/30/2011	$28,309,728	$204,918,281	$30,358,021	$5,691,177	$136,878,520	$48,690,413		$454,846,140

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	By-laws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 9, 2010.

10.1	Employment Agreement, dated as of November 7, 2011, by and between Fauquier Bankshares, Inc. and Eric P. Graap.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated: November 21, 2011

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: November 21, 2011