Form 10-K
period 2011-12-31
FAUQUIER BANKSHARES, INC.
filed 2012-03-19
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common shares held by “non-affiliates” of the registrant, based upon the closing sale price of its common stock on the NASDAQ Capital Market on June 30, 2011, was $42.1 million.  Shares held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded as shares held by affiliates.  Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,695,160 shares of common stock outstanding as of March 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2012 Annual Meeting of Shareholders to be held on May 15, 2012 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,669,758 shares of common stock, par value $3.13 per share, held by approximately 409 holders of record on December 31, 2011.  The Bank has ten full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow, and Haymarket.  The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

THE FAUQUIER BANK

The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C. The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The basic services offered by the Bank include: non-interest bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, travel and gift cards, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Maestro, Accel - Exchange, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2011, assets managed by WMS, including brokerage, decreased by $19.9 million in market value to $292.8 million when compared with 2010, with revenue increasing from $1.45 million to $1.64 million or 12.5%, over the same time period. The increase in revenue was primarily due to repricing or elimination of less profitable accounts and growth in more profitable accounts.

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

As of December 31, 2011, the Company had total consolidated assets of $614.2 million, total loans net of allowance for loan losses of $452.1 million, total consolidated deposits of $530.6 million, and total consolidated shareholders’ equity of $47.6 million.

LENDING ACTIVITIES

The Bank offers a range of lending services, including real estate and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s total loans, net of allowance, at December 31, 2011 were $452.1 million, or 73.6% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, sub-prime loans or loans for highly leveraged transactions.

The Bank’s general market area for lending consists of Fauquier and Prince William Counties, Virginia and the neighboring communities. There is no assurance that this area will experience economic growth. Continued adverse economic conditions in any one or more of the industries operating in Fauquier or Prince William Counties, the continued sluggishness in general economic conditions, and/or declines in the market value of local commercial and/or residential real estate may have an adverse effect on the Company and the Bank.

The Bank’s loans are concentrated in four major areas: residential real estate loans, commercial real estate loans, real estate construction loans and consumer and industrial loans. The majority of the Bank’s loans are made on a secured basis. As of December 31, 2011, approximately 92.5% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans decreased $1.14 million to $25.71 million for 2011 compared with $26.85 million for 2010 due to the decrease in average loans balances, as well as the decline in the average rate received. No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

LOANS SECURED BY REAL ESTATE

ONE TO FOUR (“1-4”) FAMILY RESIDENTIAL LOANS. The Bank’s 1-4 family residential mortgage loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2011, the Bank’s 1-4 family residential loans amounted to $139.0 million, or 30.3% of the total loan portfolio. Substantially, the Bank’s entire single-family residential mortgage loans are secured by properties located in the Bank’s market area. The Bank requires private mortgage insurance if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

HOME EQUITY LINES OF CREDIT LOANS. The Bank’s home equity line of credit loan portfolio primarily consists of conventional loans, generally with variable interest rates that are tied to the Wall Street Journal prime rate and with 10 year terms. As of December 31, 2011, the Bank’s home equity loans amounted to $45.7 million, or 10.0% of the total loan portfolio. Substantially, the Bank’s entire home equity line of credit loan portfolio is secured by properties located in the Bank’s market area. The Bank requires a maximum loan-to-value ratio of 85% of the value of the property held as collateral.

CONSTRUCTION AND LAND LOANS. The majority of the Bank’s construction and land  loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion.  The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2011, the Bank’s construction and land loans totaled $38.1 million, or 8.3% of the total loan portfolio. Included in the $38.1 million of construction and land loans are $16.3 million of raw land loans and $1.5 million of agricultural land loans.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $201.4 million, or 43.9% of total loans at December 31, 2011, and consist principally of commercial loans for which real estate constitutes a source of collateral. Approximately $92.9 million or 46.1% of commercial real estate loans are owner-occupied. Approximately $9.20 million or 4.6% of commercial real estate loans are tax exempt loans to local governmental entities. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

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

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank’s loan officers.  Certain credit risks are inherent in originating and keeping loans on the Bank’s balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $29.1 million or 6.3% of total loans at December 31, 2011.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers its regular savings, demand, negotiable order of withdrawal (“NOW”), premium NOW, money market deposit accounts, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 81.8% of the Bank’s total deposits at December 31, 2011. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 through $250,000, and time deposits greater than $250,000 made up approximately 12.9% and 5.3%, respectively, of the Bank’s total deposits at December 31, 2011. During 2011, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank’s deposits are generated from Fauquier and Prince William Counties.  Included in interest-bearing deposits at December 31, 2011 were $42.4 million of brokered deposits, or 8.0% of total deposits. Of the brokered deposits, $31.5 million or 5.9% of total deposits represent a reciprocal arrangement for existing Bank customers who desire FDIC insurance for deposits above current limits.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank’s total unrestricted and restricted investments, at fair value, were $47.6 million and $2.5 million, respectively, or 7.8% and 0.4% of total assets, respectively, at December 31, 2011. During 2011, income from investments totaled $1.21 million, consisting of $1.30 million of interest and dividend income and $102,000 in gains on the sale of investments, partially offset by a loss of $189,000 associated with recognition of other than temporary impairment on investment in pooled trust-preferred securities.

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

REGULATORY REFORM – THE DODD-FRANK ACT.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While some rulemaking under the Dodd-Frank Act has occurred, many of the act’s provisions require study or rulemaking by federal agencies, a process which will take years to fully implement.  A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.

Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (the “DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0%. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

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

Interchange Fees. The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction. This provision is known as the “Durbin Amendment.”  In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards.

Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the business of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.  The Company does believe, however, that short- and long-term compliance costs for the Company will be greater because of the Dodd-Frank Act.

SARBANES-OXLEY ACT OF 2002. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly, and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance, internal controls and reporting procedures. The Company is complying with applicable SEC and other rules and regulations implemented pursuant to the SOX.

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

BANK HOLDING COMPANY REGULATION.  The Company is a one-bank holding company, registered with the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The Company is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the BHC Act. The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be sufficiently related to banking or managing or controlling banks. With some limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: acquiring substantially all the assets of any bank; acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or merging or consolidating with another bank holding company.  In addition, and subject to some exceptions, the BHC Act and the Change in Bank Control Act, together with the regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.

BANK REGULATION. The Bank is chartered under the laws of the Commonwealth of Virginia. The FDIC insures its deposits to the maximum extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the Federal Reserve and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to the Bank’s directors, officers and employees; requirements on the opening and closing of branch offices; requirements regarding the maintenance of prescribed capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. State regulatory authorities also have broad enforcement powers over the Bank, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the Bank’s assets for the benefit of depositors and other creditors.

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

DIVIDENDS. Dividends from the Bank constitute the primary source of funds for dividends to be paid by the Company. There are various statutory and contractual limitations on the ability of the Bank to pay dividends, extend credit, or otherwise supply funds to the Company, including the requirement under Virginia banking laws that cash dividends only be paid out of net undivided profits and only if such dividends would not impair the capital of the Bank. The Federal Reserve also has the general authority to limit the dividends paid by bank holding companies and state member banks, if the payment of dividends is deemed to constitute an unsafe and unsound practice. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Bank does not expect any of these laws, regulations or policies to materially impact its ability to pay dividends to the Company.

DEPOSIT INSURANCE.  The deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.  In 2011 and 2010, the Company paid only the base assessment rate for “well capitalized” institutions, which totaled $605,000 and $734,000, respectively, in regular deposit insurance assessments.

On May 22, 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 for the Company included an additional $1.2 million recognized in the second quarter related to the special assessment. On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In the fourth quarter of 2009, the Company paid $2.43 million in prepaid risk-based assessments, which will be expensed in the appropriate periods through December 31, 2012.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, retained earnings, and qualifying noncumulative perpetual preferred stock, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, certain hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2011, the Bank had a total risk-based capital ratio of 12.90% and a Tier 1 risk-based capital ratio of 11.65%, and the Company had a total risk-based capital ratio of 13.31% and a Tier 1 risk-based capital ratio of 12.05%.

Each of the federal regulatory agencies has also established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets, or the “leverage ratio”). These guidelines generally provide for a minimum leverage ratio of 4.0% for banks and bank holding companies (3% for institutions receiving the highest rating on the CAMELS financial institution rating system). As of December 31, 2011, the Bank had a leverage ratio of 8.43%, and the Company had a leverage ratio of 8.70%.

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

The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank was notified by the Federal Reserve Bank of Richmond that, at December 31, 2011, both the Company and the Bank were considered “well capitalized.”

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

LOANS TO INSIDERS.  The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

INCENTIVE COMPENSATION.  In June 2010, the federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2011, the Company had not been made aware of any instances of non-compliance with the new guidance.

FUTURE REGULATORY UNCERTAINTY.  Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Company cannot forecast how federal regulation of financial institutions may change in the future and impact its operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Company fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

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

EMPLOYEES

As of December 31, 2011, the Company and the Bank employed 139 full-time employees and 28 part-time employees compared with 144 full-time and 31 part-time employees as of December 31, 2010. The decrease in employees from 2010 to 2011 is primarily due to more efficient staffing in the WMS and retail branch network. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company’s SEC filings are filed electronically and are available to the public over the internet at the SEC’s website at http://www.sec.gov.  In addition, any document filed by the Company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. The Company’s website is http://www.fauquierbank.com. The Company makes its SEC filings available through this website under “Investor Relations,” “Documents” as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to Secretary, Fauquier Bankshares, Inc. at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 540-347-2700.  The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC.

ITEM 1A. RISK FACTORS

None.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns or leases property and operates branches at the following locations:

Location	Lease/Own	Rent (Annual)	Expiration	Renewal

Main Office * P.O. Box 561 10 Courthouse Square Warrenton, VA 20186	Own	N/A	N/A	N/A

Catlett Office Rt. 28 and 806 Catlett, VA 20119	Own	N/A	N/A	N/A

Sudley Road Office 8091 Sudley Rd. Manassas, VA 20109	Lease	$218,000 for 2012 to 2013; $236,000 for 2014; 248,000 for 2015 to 2019; $264,500 for 2020 to 2024; $304,175 for 2025 to 2029	2029	None

Old Town Office Center Street Manassas, VA 20110	Lease	$48,175	2016	One additional option for 5 years

New Baltimore Office 5119 Lee Highway Warrenton, VA 20187	Own	N/A	N/A	N/A

The Plains Office 6464 Main Street The Plains, VA 20198	Own	N/A	N/A	N/A

View Tree Property 87 Lee Highway Warrenton, VA 20186	Own	N/A	N/A	N/A

Bealeton Office US Rt. 17 & Station Dr. Bealeton, VA 22712	Own	N/A	N/A	N/A

Haymarket Property Market Square at Haymarket Haymarket, VA 2016	Lease	$172,000 for 2012 and increasing 3% annually	2029	Two additional options for 5 years each

Bristow Property Bristow Shopping Center 10250 Bristow Center Driv Bristow, VA 20136	Lease	$186,000 for 2012 and increasing 3% annually	2019	Two additional options for 5 years

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Company and the Bank are parties to various legal proceedings.  There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject that, in the opinion of management, may materially impact the financial condition of either entity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market of the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “FBSS”. As of March 12, 2012, there were 3,695,160 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 409 holders of record. As of March 12, 2012, the closing market price of the Company’s common stock was $12.25.

The Company’ five year stock performance graph is set forth below:

	For the Period Ending December 31,
Index	2006	2007	2008	2009	2010	2011

Fauquier Bankshares, Inc.	$100.00	$70.79	$55.65	$57.30	$63.11	$55.08
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $500M-$1B	100.00	80.13	51.35	48.90	53.38	46.96

The following table sets forth the high and low sales prices as reported by NASDAQ for the Company’s common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2011		2010		Dividends per share
	High	Low	High	Low	2011	2010
1st Quarter	$14.46	$12.60	$15.94	$12.33	$0.12	$0.20

2nd Quarter	$14.00	$12.00	$18.00	$14.34	$0.12	$0.20

3rd Quarter	$13.46	$11.38	$16.50	$12.00	$0.12	$0.20

4th Quarter	$12.06	$10.40	$14.00	$12.45	$0.12	$0.12

The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash and capital requirements, and general business conditions. The Company’s ability to pay cash dividends will depend entirely upon the Bank’s ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2011, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $3.92 million.

In September 1998, the Company announced a stock repurchase program for its common stock. Annually, the Board resets the amount of shares authorized to be repurchased during the year under the buyback program.  On January 20, 2011, the Board authorized the Company to repurchase up to 109,103 shares (3% of the shares of common stock outstanding on January 1, 2011) beginning January 1, 2011. No shares of common stock were repurchased during 2011.

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

Selected Financial Data

	For the Year Ended December 31,
(In thousands, except ratios and per share data)	2011	2010	2009	2008	2007
EARNINGS STATEMENT DATA:
Interest income	$27,149	$28,330	$28,074	$28,839	$31,194
Interest expense	5,075	6,124	6,799	9,388	12,268
Net interest income	22,074	22,206	21,275	19,451	18,926
Provision for loan losses	1,933	2,075	1,710	3,227	717
Net interest income after provision for loan losses	20,141	20,131	19,565	16,224	18,209
Noninterest income	6,362	5,688	5,289	5,860	5,771
Securities gains (losses)	(87)	(863)	(772)	(335)	-
Noninterest expense	20,863	20,196	19,509	16,730	16,940
Income before income taxes	5,553	4,760	4,573	5,019	7,040
Income taxes	1,435	1,093	1,156	1,366	2,087
Net income	$4,118	$3,667	$3,417	$3,653	$4,953
PER SHARE DATA:
Net income per share, basic	$1.12	$1.01	$0.95	$1.04	$1.41
Net income per share, diluted	$1.12	$1.01	$0.95	$1.03	$1.39
Cash dividends	$0.48	$0.72	$0.80	$0.80	$0.79
Average basic shares outstanding	3,666,206	3,627,016	3,593,337	3,525,821	3,504,761
Average diluted shares outstanding	3,684,162	3,643,109	3,602,831	3,557,677	3,563,343
Book value at period end	$12.92	$12.13	$11.86	$11.64	$11.82

BALANCE SHEET DATA:
Total Assets	$614,224	$598,040	$568,482	$514,515	$489,896
Loans, net	452,086	460,442	462,784	434,678	409,107
Investment securities, at fair value	50,193	49,926	40,467	37,839	37,377
Deposits	530,569	520,056	465,987	400,294	404,559
Shareholders' equity	47,571	44,106	42,639	41,488	41,828

PERFORMANCE RATIOS:
Net interest margin(1)	4.00%	4.14%	4.30%	4.25%	4.19%
Return on average assets	0.69%	0.63%	0.64%	0.73%	1.01%
Return on average equity	8.93%	8.34%	8.08%	8.65%	12.16%
Dividend payout	42.78%	71.31%	84.19%	78.13%	56.46%
Efficiency ratio(2)	72.05%	72.91%	74.02%	65.57%	67.90%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans	1.47%	1.35%	1.17%	1.09%	1.01%
Allowance for loan losses to period period end non-performing loans	145.61%	299.10%	160.76%	395.70%	219.57%
Non-performing assets to period end total assets	1.10%	0.92%	1.24%	0.83%	0.43%
Non-performing loans to period end loans	1.01%	0.45%	0.73%	0.27%	0.46%
Net charge-offs to average loans	0.33%	0.27%	0.22%	0.62%	0.24%

CAPITAL RATIOS:
Leverage	8.70%	8.55%	8.68%	9.37%	9.49%
Risk Based Capital Ratios:
Tier 1 capital	12.05%	11.30%	10.97%	11.38%	11.90%
Total capital	13.31%	12.55%	12.21%	12.52%	12.98%
____________________
(1)     Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company's net yield on its earning assets.
(2)     Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and non-interest income. Gains and losses on the sale or impairment of securities  are excluded from non-interest income in the calculation of this ratio.

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

The Company’s allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger, non-homogeneous loans which were not identified as impaired. The general allowance begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. These include analysis of historical and peer group delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors.

Specifically, the Company uses both external and internal qualitative factors when determining the general allowance. The external factors utilized include: unemployment in the Company’s defined market area of Fauquier County, Prince William County, and the City of Manassas (“market area”), as well as state and national unemployment trends; new residential construction permits for the market area; bankruptcy statistics for the Virginia Eastern District and trends for the United States; and foreclosure statistics for the market area and the state. Quarterly, these external qualitative factors as well as relevant anecdotal information are evaluated from data compiled from local periodicals such as The Washington Post, The Fauquier Times Democrat, and The Bull Run Observer, which cover the Company’s defined market area. Additionally, data is gathered from the Federal Reserve Beige Book for the Richmond Federal Reserve District, Global Insight’s monthly economic review, the George Mason University School of Public Policy Center for Regional Analysis, and daily economic updates from various other sources. Internal Bank data utilized includes: loans past due aging statistics, nonperforming loan trends, trends in collateral values, loan concentrations, loan review status downgrade trends, and lender turnover and experience trends. Both external and internal data is analyzed on a rolling eight quarter basis to determine risk profiles for each qualitative factor. Ratings are assigned through a defined matrix to calculate the allowance consistent with authoritative accounting literature. A narrative summary of the reserve allowance is produced quarterly and reported directly to the Company’s Board of Directors. The Company’s application of these qualitative factors to the allowance for loan losses has been consistent over the reporting period.

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

Net income of $4.12 million in 2011 was a 12.3% increase from the 2010 net income of $3.67 million. The Company and the Bank’s primary operating businesses are in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. Loans, net of reserve, decreased 1.8% from year-end 2010 to year-end 2011, compared with a decrease of 0.5% from year-end 2009 to year-end 2010. Deposits increased 2.0% from year-end 2010 to year-end 2011, compared with an increase of 11.6% from year-end 2009 to year-end 2010. The market value of assets under WMS management decreased 6.4% from year-end 2010 to year-end 2011, and increased 0.6% from year-end 2009 to year-end 2010. The changes in assets under WMS management reflect both the changes in the overall U.S. and international bond and stock markets, as well as the net increase in WMS customers.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2012 with the growth of average loans, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.  The Bank is also subject to a moderate decline in net interest income due to the prolonged historically low levels in market interest rates.

The Bank’s non-performing assets totaled $6.7 million or 1.10% of total assets at December 31, 2011, as compared with $5.5 million or 0.92% of total assets at December 31, 2010. The provision for loan losses was $1.93 million for 2011 compared with $2.08 million for 2010. Loan chargeoffs, net of recoveries, totaled $1.51 million or 0.33% of total average loans for 2011, compared with $1.25 million or 0.27% of total average loans for 2010.

Management seeks to continue the expansion of its branch network. The Bank opened new branch offices in Bristow, Virginia and Haymarket, Virginia, its ninth and tenth full-service branch offices, respectively, during 2009.  The Bank’s eleventh full service branch is expected to be in Gainesville, Virginia. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income WMS through the increase of its market share within its marketplace.

The following table presents a quarterly summary of earnings for the last two years.

Earnings

	Three Months Ended 2011				Three Months Ended 2010
(In thousands, except per share data)
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$6,685	$6,837	$6,788	$6,839	$7,030	$7,128	$7,105	$7,068
Interest expense	1,222	1,287	1,265	1,301	1,445	1,562	1,550	1,568
Net interest income	5,463	5,550	5,523	5,538	5,585	5,566	5,555	5,500
Provision for loan losses	462	700	308	463	625	700	375	375
Net interest income after provision for loan losses	5,001	4,850	5,215	5,075	4,960	4,866	5,180	5,125
Other income	1,668	1,681	1,576	1,437	1,495	1,538	1,394	1,260
Securities gains (losses)	75	24	3	(189)	(437)	(37)	(2)	(387)
Other expense	5,486	4,983	5,263	5,131	4,993	5,047	5,206	4,950
Income before income taxes	1,258	1,572	1,531	1,192	1,025	1,320	1,366	1,048
Income tax expense	347	424	393	271	155	338	355	244
Net income	$911	$1,148	$1,138	$921	$870	$982	$1,011	$804

Net income per share, basic	$0.25	$0.31	$0.31	$0.25	$0.24	$0.27	$0.28	$0.22

Net income per share, diluted	$0.25	$0.31	$0.31	$0.25	$0.24	$0.27	$0.28	$0.22

2011 COMPARED WITH 2010
Net income of $4.12 million in 2011 was a 12.3% increase from 2010 net income of $3.67 million. Earnings per share on a fully diluted basis were $1.12 in 2011 compared to $1.01 in 2010. Profitability as measured by return on average equity increased from 8.34% in 2010 to 8.93% in 2011. Profitability as measured by return on average assets increased from 0.63% in 2010 to 0.69% in 2011. The year to year increase in net income was primarily due to a $776,000 reduction in securities losses, as well as increased trust and estate income and service charge income on deposits, partially offset by an $912,000 increase in losses on the sale or impairment of other real estate owned.

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

NET INTEREST INCOME AND EXPENSE

2011 COMPARED WITH 2010
Net interest income decreased $132,000 or 0.6% to $22.07 million for the year ended December 31, 2011 from $22.21 million for the year ended December 31, 2010.  The decrease in net interest income was due to the impact of the higher yielding average loan portfolio decreasing from $467.7 million in 2010 to $459.1 million in 2011, and being replaced by lower yielding deposits in other banks. This led to the Company’s net interest margin decreasing from 4.14% in 2010 to 4.00% in 2011.  Total average earning assets increased from $547.0 million in 2010 to $561.6 million in 2011. The percentage of average earning assets to total assets increased from 93.2% in 2010 to 93.5% in 2011.

Total interest income decreased $1.18 million or 4.2% to $27.15 million in 2011 from $28.33 million in 2010. This decrease was due to the 36 basis point decrease in the average yield on assets, partially offset by the increase in total average earning assets of $14.6 million or 2.7%, from 2010 to 2011. The yield on earning assets declined from 5.26% in 2010 to 4.90% in 2011 due to the decline in market interest rates in the economy at large over the last three years, as well as the decrease in loans and the increase of lower yielding non-loan earning assets. Average non-loan earning assets represented 18.3% of total average earning assets in 2011 compared with 14.5% of total average earning assets in 2010.

Average total loan balances decreased 1.8% from $467.7 million in 2010 to $459.1 million in 2011. The tax-equivalent average yield on loans decreased to 5.66% in 2011 compared with 5.81% in 2010. Together, this resulted in a $1.14 million decrease in interest and fee income from loans for 2011 compared with 2010. On a tax-equivalent basis, the year-to-year decrease in interest and fee income on loans was $1.20 million.

Average investment security balances increased $6.6 million from $45.5 million in 2010 to $52.1 million in 2011. The tax-equivalent average yield on investments decreased from 3.35% in 2010 to 2.72% in 2011. Together, there was a decrease in interest and dividend income on security investments of $111,000 or 7.9%, from $1.41 million in 2010 to $1.30 million in 2011.  On a tax-equivalent basis, the year-to-year decrease in interest and dividend income on security investments was $107,000.

Interest income on deposits at other banks increased from $73,000 in 2010 to $140,000 in 2011 due to the increase in average balances from $33.8 million in 2010 to $50.4 million in 2010. The average interest rates paid on these deposits increased from 0.22% in 2010 to 0.28% in 2011.

Total interest expense decreased $1.05 million or 17.1% from $6.12 million in 2010 to $5.07 million in 2011, primarily due to the decline in market interest rates in the economy. Interest paid on deposits decreased $1.15 million or 22.8% from $5.04 million in 2010 to $3.89 million in 2011. Average NOW deposit balances increased $24.9 million from 2010 to 2011 while the average rate on NOW accounts decreased from 0.56% to 0.41%, resulting in $80,000 less interest expense in 2011.  Average money market account deposit balances increased $11.5 million from 2010 to 2011 while the average rate on money market account deposits decreased from 0.69% to 0.47%, resulting in $82,000 less interest expense in 2011.  Average savings account deposit balances increased $5.7 million from 2010 to 2011 while the average rate on savings account deposits decreased from 0.41% to 0.22%, resulting in $80,000 less interest expense in 2011.  Average time deposit balances decreased $25.5 million from 2010 to 2011 while the average rate on time deposits decreased from 1.92% to 1.67%, resulting in a decrease of $910,000 in interest expense from 2010 to 2011.

Interest expense on FHLB of Atlanta advances increased $20,000 from 2010 to 2011 due to the increase on the average rate paid from 2.61% in 2010 to 3.96% in 2011.  The interest expense on trust preferred capital securities increased $82,000 from 2010 to 2011 due to the increase on the average rate paid from 2.84% in 2010 to 4.82% in 2011. The rate increases in these liabilities was the result of paying off a lower rate FHLB advance and intentionally extending the repricing duration of the trust preferred capital securities in order to reduce the negative impact of future increases in market interest rates. The average on total interest-bearing liabilities decreased from 1.30% in 2010 to 1.07% in 2011.

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

Average Balances, Income and Expenses, and Average Yields and Rates

(Dollars in thousands)	12 Months Ended December 31, 2011			12 Months Ended December 31,2010			12 Months Ended December 31, 2009
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
ASSETS:	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$443,846	$25,183	5.67%	$450,740	$26,206	5.81%	$442,230	$26,014	5.88%
Tax-exempt (1)	11,983	801	6.69%	13,944	976	7.01%	9,682	694	7.18%
Non-accrual (2)	3,221	-		2,976	-		2,185	-
Total Loans	459,050	25,984	5.66%	467,660	27,182	5.81%	454,097	26,708	5.88%

Securities
Taxable	46,016	1,061	2.31%	39,742	1,180	2.97%	31,710	1,344	4.24%
Tax-exempt (1)	6,115	358	5.85%	5,762	346	6.01%	5,583	361	6.46%
Total securities	52,131	1,419	2.72%	45,504	1,526	3.35%	37,293	1,705	4.57%

Deposits in banks	50,432	141	0.28%	33,847	73	0.22%	11,109	20	0.18%
Federal funds sold	11	-	0.21%	9	-	0.24%	79	-	0.25%
Total earning assets	561,624	27,544	4.90%	547,020	28,781	5.26%	502,578	28,433	5.66%

Less: Reserve for loan losses	(6,793)			(5,680)			(5,115)
Cash and due from banks	5,311			5,693			5,536
Bank premises and equipment, net	14,179			14,504			10,967
Other real estate owned	3,347			2,507			2,365
Other assets	23,168			22,594			19,184
Total Assets	$600,836			$586,638			$535,515

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits
Demand deposits	$75,241			$67,386			$64,098

Interest-bearing deposits
NOW accounts	145,154	596	0.41%	120,212	676	0.56%	78,547	360	0.46%
Money market accounts	75,824	359	0.47%	64,330	441	0.69%	66,146	535	0.81%
Savings accounts	56,146	125	0.22%	50,481	205	0.41%	38,190	141	0.37%
Time deposits	167,447	2,805	1.67%	192,920	3,714	1.92%	179,204	4,563	2.55%
Total interest-bearing deposits	444,571	3,885	0.87%	427,943	5,036	1.18%	362,087	5,599	1.55%

Federal funds purchased	5	-	0.73%	169	1	0.79%	3,462	41	1.19%
Federal Home Loan Bank advances	25,000	991	3.96%	37,206	970	2.61%	53,586	1,050	1.96%
Capital securities of subsidiary trust	4,124	199	4.82%	4,124	117	2.84%	4,124	109	2.64%
Total interest-bearing liabilities	473,700	5,075	1.07%	469,442	6,124	1.30%	423,259	6,799	1.61%

Other liabilities	5,782			5,813			5,846
Shareholders' equity	46,113			43,997			42,312

Total Liabilities & Shareholders' Equity	$600,836			$586,638			$535,515

Net interest spread		$22,469	3.83%		$22,657	3.96%		$21,634	4.05%

Interest expense as a percent of average earning assets			0.90%			1.12%			1.35%
Net interest margin			4.00%			4.14%			4.30%

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

Rate / Volume Variance

	2011 Compared to 2010			2010 Compared to 2009
		Due to	Due to		Due to	Due to
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
INTEREST INCOME
Loans; taxable	$(1,023)	$(401)	$(622)	$192	$501	$(309)
Loans; tax-exempt (1)	(175)	(137)	(38)	282	305	(23)
Securities; taxable	(119)	186	(305)	(164)	340	(504)
Securities; tax-exempt (1)	12	21	(9)	(15)	12	(27)
Deposits in banks	67	36	31	53	41	12
Federal funds sold	-	-	-	-	-	-
Total Interest Income	(1,238)	(295)	(943)	348	1,199	(851)

INTEREST EXPENSE
NOW accounts	(80)	140	(220)	316	191	125
Money market accounts	(82)	79	(161)	(94)	(15)	(79)
Savings accounts	(80)	23	(103)	64	45	19
Time deposits	(910)	(490)	(420)	(849)	349	(1,198)
Federal funds purchased and securities sold under agreements to repurchase	(1)	(1)	-	(40)	(39)	(1)
Federal Home Loan Bank advances	21	(318)	339	(80)	(321)	241
Capital securities of subsidiary trust	82	-	82	8	-	8
Total Interest Expense	(1,050)	(567)	(483)	(675)	210	(885)
Net Interest Income	$(188)	$272	$(460)	$1,023	$989	$34
_________________
(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY

The provision for loan losses was $1.93 million for 2011, $2.08 million for 2010, and $1.71 million for 2009. The amount of the provision for loan loss for 2011, 2010, and 2009 was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The $142,000 decrease in the provision for loan losses from $2.08 million in 2010 to $1.93 million in 2011 was largely in response to the $7.9 million decrease in total gross loans outstanding over the same time period, partially offset by the $262,000 increase in net loan charge-offs from 2010 to 2011. The $365,000 increase in the provision for loan losses from $1.71 million in 2009 to $2.08 million in 2010 was largely in response to the $242,000 net increase in net loan charge-offs in 2010 from 2009.

LOAN PORTFOLIO
At December 31, 2011, 2010 and 2009, net loans accounted for 73.6%, 77.0%, and 81.4% of total assets, respectively, and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

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

The Bank considers all consumer installment loans and smaller residential mortgage loans to be homogenous loans. These loans are not subject to impairment under authoritative accounting guidelines.

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

A troubled debt restructuring (“TDR”) identification process has been established using a template of questions that determine whether a debtor is experiencing financial difficulty and, if so, whether the Bank has granted a concession  to a borrower by modifying the loan. Then, mitigating factors are evaluated to determine a final conclusion as to the whether the loan is a TDR. Four loans in the portfolio totaling $1.6 million have been identified as TDRs. One loan was modified in 2010, and the other three loans were modified in 2011.  At December 31, 2011, all four loans were on non-accrual status. Two of the TDRs were not performing in accordance with their modified terms and specific reserves have been established as appropriate. The remaining two were current and performing in accordance with the modified terms.

Non-performing assets totaled $6.7 million or 1.10% of total assets at December 31, 2011, as compared with $5.5 million or 0.92% of total assets at December 31, 2010 and $7.1 million or 1.24% of total assets at December 31, 2009.  Included in non-performing assets at December 31, 2011 were $335,000 of non-performing pooled trust preferred securities at fair value, as well as $1.8 million of other real estate owned, $4.6 million of nonaccrual loans and $15,000 of repossessed autos. Non-performing loans, other real estate owned, and other repossessed assets totaled $6.4 million or 1.39% of total loans, other real estate owned, and other repossessed assets at December 31, 2011, as compared with $5.0 million or 1.05% of total loans, other real estate owned, and other repossessed assets at December 31, 2010 and $5.9 million or 1.26% of total loans, other real estate owned, and other repossessed assets at December 31, 2009.

The allowance for loan losses as a percentage of non-performing loans was 145.6%, 299.1%, and 160.8% at December 31, 2011, 2010 and 2009, respectively. The reason for the decline in this coverage ratio from 2010 to 2011 was primarily due to the new loans added to the non-performing category in 2011, and the relative levels of allowance needed for these specific loans, as well as the amount of charge-offs made during 2011 on loans that were non-performing at both December 31, 2010 and December 31, 2011. Specifically, $2.2 million of newly added non-performing loans were 1-to-4 family residential first mortgages with sufficient collateral value that required less allowance than other loan types.

The number of non-performing loan relationships was twenty-two at December 31, 2011 compared with ten at December 31, 2010, and twenty at December 31, 2009. The Bank’s other real estate owned consists of one property with a net value of approximately $1.8 million and consists of 47 acres of undeveloped land in Opal, Virginia.

Loans that were 90 days past due and accruing interest totaled $101,000, $263,000, and $354,000 at December 31, 2011, 2010, and 2009, respectively. No loss is anticipated on any loan 90 days past due and accruing interest.

Additionally, there were two loans totaling $396,000 that were current and accruing interest at December 31, 2011, but which were considered impaired and were allocated $51,000 of specific loan loss reserves. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.

At December 31, 2011, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.

At December 31, 2011, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at December 31, 2011 was approximately 5.40% of loans to the hospitality industry (hotels, motels, inns, etc.).

Based on regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land  loans and (b) 300% for permanent investor real estate loans. As of December 31, 2011, construction and land loans are $38.1 million or 67.3% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $126.2 million or 222.9% of the concentration level.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2011, 2010, 2009, 2008 and 2007.

Loan Portfolio

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Loans secured by real estate:
Construction and land	$38,112	$27,390	$33,003	$38,037	$37,204
1-4 family residential	139,046	136,137	144,274	135,108	134,660
Home equity lines of credit	45,724	51,023	49,435	40,683	36,328
Commercial real estate	201,420	215,349	201,970	170,403	141,577
Commercial and industrial loans (except those secured by real estate)	29,061	29,819	29,286	39,985	38,203
Consumer loans to individuals (except those secured by real estate)	5,451	7,031	10,390	15,962	25,658
Total loans	$458,814	$466,749	$468,358	$440,178	$413,630

The following table sets forth certain information with respect to the Bank’s non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:

Non-Performing Assets and Loans Contractually Past Due

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Non-accrual loans	$4,621	$2,109	$3,410	$1,208	$1,906
Other real estate owned	1,776	2,821	2,480	3,034	0
Other repossessed assets owned	15	21	54	33	222
Non-performing corporate bond investments, at fair value	335	552	1,126	0	0
Total non-performing assets	6,747	5,503	7,070	4,275	2,128

Restructured loans still accruing	-	-	-	-	-
Loans past due 90 days and still accruing interest	101	263	354	102	770
Total non-performing and other risk assets	$6,848	$5,766	$7,424	$4,377	$2,898

Allowance for loan losses as percentage of total loans, period end	1.47%	1.35%	1.17%	1.09%	1.02%

Non-performing loans to total loans, period end	1.01%	0.45%	0.73%	0.27%	0.46%

Allowance for loan losses as percentage of non-performing loans, period end	145.61%	299.10%	160.76%	395.70%	219.57%

Non-performing loans, other real estate owned and other repossessed assets as percentage of total loans, other real estate owned and other repossessed assets, period end	1.39%	1.05%	1.26%	0.97%	0.51%

Non-performing assets as percentage of total assets, period end	1.10%	0.92%	1.24%	0.83%	0.43%
Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see “Allowance for Loan Losses” in Note 3 of the Notes to Consolidated Financial Statements contained herein.

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

At December 31, 2011, 2010, 2009, 2008, and 2007, the allowance for loan losses was $6.7 million, $6.3 million, $5.5 million, $4.8 million, and $4.2 million, respectively.  As a percentage of total loans, the allowance for loan losses increased from 1.17% at December 31, 2009 to 1.35% at December 31, 2010 and 1.47% at December 31, 2011. The allowance for loan losses equaled 145.6% of non-performing loans at December 31, 2011 compared with 299.1% and 160.8% at December 31, 2010 and 2009, respectively.

The following table summarizes the Bank’s loan loss experience for each of the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively:

Analysis of Allowance for Loan Losses

	Years ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Allowance for loan losses, January 1,	$6,307	$5,482	$4,780	$4,185	$4,471

Secured by real estate:
Construction	-	-	-	617	-
1-4 family residential	597	250	377	797	-
Home equity line of credit	472	111	129	10	-
Commercial real estate	-	632	245	-	-
Commercial and industrial	599	96	40	750	762
Consumer	60	255	298	530	301
Total loans charged-off	1,728	1,344	1,089	2,704	1,063

Secured by real estate:
Construction	-	-	-	-	-
1-4 family residential	-	6	36	-	-
Home equity line of credit	3	-	-	-	-
Commercial real estate	161	10	4	-	-
Commercial and industrial	12	9	7	12	-
Consumer	40	69	34	60	60
Total loans recoveries	216	94	81	72	60

Net Charge-Offs	1,512	1,250	1,008	2,632	1,003

Provision for loan losses	1,933	2,075	1,710	3,227	717

Allowance for loan losses, December 31,	$6,728	$6,307	$5,482	$4,780	$4,185

Ratio of net charge-offs to average loans	0.33%	0.27%	0.22%	0.62%	0.24%

The following table allocates the allowance for loan losses at December 31, 2011, 2010, 2009, 2008 and 2007 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

Allocation of Allowance for Loan Losses

	2011		2010		2009
(Dollars In thousands)	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction and land	$195	8.31%	$150	5.87%	$186	7.05%
1-4 family residential	1,584	30.31%	1,623	29.17%	1,179	30.80%
Home equity line of credit	698	9.97%	1,106	10.93%	814	10.55%
Commercial real estate	2,899	43.90%	2,321	46.14%	2,165	43.12%
Commercial and industrial	795	6.33%	793	6.39%	1,039	6.25%
Consumer	31	1.18%	314	1.51%	$99	2.22%
Unallocated	526	0.00%	-	0.00%	-	0.00%
	$6,728	100.00%	$6,307	100.00%	$5,482	100.00%

	2008		2007
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction	$231	8.64%	$317	8.99%
1-4 family residential	851	30.69%	402	32.56%
Home equity line of credit	475	9.24%	201	8.78%
Commercial real estate	1,641	38.71%	1,575	34.23%
Commercial and industrial	1,323	9.08%	1,334	9.24%
Consumer	259	3.63%	356	6.20%
	$4,780	100.00%	$4,185	100.00%

NON-INTEREST INCOME

2011 COMPARED WITH 2010
Total non-interest income increased by $1.45 million from $4.82 million in 2010 to $6.27 million in 2011 primarily due to the $1.21 million reduction in other-than-temporary impairment losses on the investment in pooled trust preferred securities, as well as increases in trust and estate income, brokerage income, and service charges on deposits. These were partially offset by a $439,000 decrease in the gain on sale of securities during 2011 compared with 2010.

Recurring non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary trust and estate fees, brokerage income, service charges on deposit accounts, and other fee income. Trust and estate income increased $184,000 or 17.3% from 2010 to 2011, primarily as the result of the increase in new and profitable trust relationships. Brokerage income decreased $2,000 or 0.5% from $394,000 in 2010 to $392,000 in 2011.  Service charges on deposit accounts increased $287,000 or 10.3% to $3.09 million for 2011, compared with $2.80 million for 2010 due to the increase in transaction deposit account customers. Other service charges, commissions and fees increased $205,000 or 14.3% from $1.43 million in 2010 to $1.64 million in 2011, primarily due to the increase in debit-card interchange income. There appears to have been no negative impact on the Bank’s debit-card revenues though December 31, 2011 as a result of the Federal Reserve’s debit-card interchange rule issued on June 29, 2011. The future impact, if any, of the debit-card interchange rule cannot be determined at this time. Also included in other service charges, commissions, and income is bank-owned life insurance (“BOLI”) income, which was $419,000 in 2011 compared with $430,000 in 2010.  Total cash value of BOLI was $11.6 million at December 31, 2011.

The other-than-temporary impairment losses on the investment in pooled trust preferred securities decreased from $1.4 million in 2010 to $189,000 in 2011.  The gains on the sale of securities decreased from $541,000 in 2010 to $102,000 in 2011. See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion regarding the methodology for determining impairment on the Bank’s investment in pooled trust preferred securities, as well as the gains on the sale of securities.

Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace.

2010 COMPARED WITH 2009
Total non-interest income increased by $308,000 or 6.8% from $4.52 million in 2009 to $4.83 million in 2010.  Included in non-interest income for 2010 was an impairment loss of $1.40 million on the investment in pooled trust preferred securities. These losses were partially offset by gains on the sale of securities of $541,000.

Trust and estate income increased $161,000 or 17.9% from 2009 to 2010, primarily as the result of the increase in new trust customers as well as an increase in the market value of the assets under management. Brokerage income increased $179,000 or 83.7% from 2009 to 2010 primarily due to increased transactions generated by the improving stock market and the addition to sales staff of one broker.  Service charges on deposit accounts increased $89,000 or 3.3% to $2.80 million for 2010, compared with $2.71 million for 2009 due to the increase in transaction deposit account customers. Other service charges, commissions and fees decreased $30,000 or 2.1% from $1.46 million in 2009 to $1.43 million in 2010.  Also included in other service charges, commissions, and income BOLI income, which was $430,000 in 2010 compared with $408,000 in 2009.  The cash value of BOLI was $11.2 million at December 31, 2010.

NON-INTEREST EXPENSE

2011 COMPARED WITH 2010
Total non-interest expense increased $667,000 or 3.3% in 2011 compared with 2010. The increase was entirely due to the $912,000 increase in the losses on the sale or impairment and expense of other real estate owned (“OREO”) properties.

Salary and benefit expenses increased $4,000 or less than 0.1% in 2011 compared with 2010 due to the reduction of approximately three positions from December 31, 2010 to December 31, 2011. The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest non-interest expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform.

Net occupancy expense increased $49,000 or 2.7%, and furniture and equipment expense decreased $99,000 or 7.9%, from 2010 to 2011 due to reductions in various equipment rental/maintenance agreements.

Marketing expense decreased $13,000 or 1.9% from 2010 to 2011 primarily due to utilizing staff personnel for advertising design work rather than outsourcing.

Consulting expense, which includes legal and accounting professional fees, increased $50,000 or 4.9% in 2011 compared with 2010. This increase reflects additional consulting fees associated with compensation program design and benchmarking.

Data processing expense increased $134,000 or 12.9% in 2011 compared with 2010. The Bank outsources much of its data processing to a third-party vendor. During 2011, the Bank increased the outsourcing of certain printing and postage costs to data processing vendors, which increased data processing expense but decreased printing, paper and postage expense found in other operating expenses, which decreased by $228,000 or 7.6% from 2010 to 2011.

The FDIC deposit insurance expense decreased $129,000 or 17.5% from $734,000 for 2010 to $605,000 for 2011, primarily due to changes in the FDIC’s fee calculation.

Losses on the sale or impairment and expense of OREO properties increased from $198,000 in 2010 to $1.1 million in 2011. At December 31, 2010, the Bank had two OREO properties totaling $2.8 million. During 2011, the Bank took ownership of three additional OREO properties and sold four OREO properties. At December 31, 2011, the Bank has one OREO property with a valuation of $1.8 million.

2010 COMPARED WITH 2009
Total non-interest expense increased $688,000 or 3.5% in 2010 compared with 2009. The primary component of this was an increase in salaries and employees’ benefits of $669,000, or 6.8%. The increase in salary and benefit expense was due to the additional required funding of the Company’s pension plan from the date of its termination on December 31, 2009 to the date of its payout on December 10, 2010, as well as the full year impact of the additional employees used to staff the Bristow and Haymarket branch offices.  During 2009, the Company increased staff by approximately eight full-time equivalent people due to the branches opening in Bristow and Haymarket.

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

Other operating expenses decreased $113,000 or 3.7% in 2010 compared with 2009.  The decrease in expense primarily reflects expenses related to the 2009 annual meeting of shareholders and a contested election of directors related to the meeting that did not reoccur in 2010, as well as decreased non-loan charge-offs.

INCOME TAXES
Income tax expense increased by $342,000 for the year ended December 31, 2011 compared to the year ended December 31, 2010. Income tax expense decreased by $63,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The effective tax rates were 25.8% for 2011, 23.0% for 2010, and  25.3% for 2009. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits. Community development tax credits increased from approximately $27,000 in 2009 to $105,000 in 2010 and $96,000 in 2011.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2011 AND DECEMBER 31, 2010

Total assets were $614.1 million at December 31, 2011, an increase of 2.7% or $16.0 million from $598.0 million at December 31, 2010. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, total loans, and total deposits. Each of these categories, as well as investment securities and company-obligated mandatorily redeemable capital securities of subsidiary trust, is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks increased from $41.9 million at December 31, 2010 to $66.6 million at December 31, 2011. The increase in interest-bearing deposits in other banks was primarily the result of excess liquidity generated from deposit growth being temporarily deposited at the Federal Reserve Bank of Richmond.

INVESTMENT SECURITIES. Total investment securities were $47.6 million at December 31, 2011, reflecting an increase of $1.1 million from $46.5 million at December 31, 2010.  At December 31, 2011 and 2010, all investment securities were available for sale. The valuation allowance for the available for sale portfolio had an unrealized loss, net of tax benefit, of $1.32 million at December 31, 2011 compared with an unrealized loss, net of tax benefit, of $2.06 million at December 31, 2010. See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion on the Bank’s investment securities.

At December 31, 2011, 2010 and 2009, the carrying values of the major classifications of securities were as follows:

INVESTMENT PORTFOLIO

	Available for Sale (1)
(In thousands)	2011	2010	2009
Obligations of U.S. Government corporations and agencies	$39,571	$40,032	$28,729
Obligations of states and political subdivisions	7,394	5,619	5,724
Corporate Bonds	335	552	1,912
Mutual funds	349	326	312
FHLMC preferred stock	-	9	15
Total	$47,649	$46,538	$36,692
___________
(1) Amounts for available for sale securities are based on fair value.

ESTIMATED MATURITY OR NEXT RATE ADJUSTMENT DATE

The following is a schedule of estimated maturities or next rate adjustment date and related weighted average yields of securities at December 31, 2011:

ESTIMATED MATURITY DISTRIBUTION AND YIELDS OF SECURITIES

	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$1,037	0.27%	$11,054	0.70%	$3,691	1.45%
Obligations of states and political subdivisions, taxable	-		-		515	2.59%
Corporate bonds	-		-		-
Other taxable securities	-		-		-
Total taxable	1,037	0.27%	11,054	0.70%	4,206	1.27%
Obligations of states and political subdivisions, tax-exempt	-	-	922	1.60%	5,957	2.79%
Total securities:	$1,037	0.27%	$11,976	0.77%	$10,163	2.29%

	Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$23,789	2.02%	$39,571	1.55%
Obligations of states and political subdivisions, taxable	-		515	2.59%
Corporate bonds	335	3.68%	335	3.68%
Other taxable securities	349	3.02%	349	3.02%
Total taxable	24,473	2.06%	40,770	1.56%
Obligations of states and political subdivisions, tax-exempt	-		6,879	2.63%
Total securities:	$24,473	2.06%	$47,649	1.74%

Excluding obligations of U. S. Government corporations and agencies, no Bank security investment from a single issuer exceeded 10% of shareholders’ equity.

LOANS. Total net loan balance after allowance for loan losses was $452.1 million at December 31, 2011, which represents a decrease of $8.4 million or 1.8% from $460.4 million at December 31, 2010. Commercial real estate loans decreased $13.9 million and  home equity lines of credit decreased $5.3 million from year-end 2010 to year-end 2011, while construction and land loans increased $10.7 million and 1-to-4 family residential loans increased $2.9 million over the same time period. The Bank’s loans are made primarily to customers located within the Bank’s primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2011:

Maturity Schedule of Selected Loans

		1 Year
	Within	Within	After
(In thousands)	1 Year	5 Years	5 Years	Total
Commercial real estate loans	$8,518	$91,023	$101,879	$201,420
Commercial and industrial loans	18,592	8,533	1,936	29,061
Construction loans	16,414	19,428	2,270	38,112
	$43,524	$118,984	$106,085	$268,593
For maturities over one year:
Floating and adjustable rate loans		$20,838	$40,720	$61,558
Fixed rate loans		98,146	65,365	163,511
		$118,984	$106,085	$225,069

DEPOSITS. For the year ended December 31, 2011, total deposits increased by $10.5 million or 2.0% when compared with total deposits one year earlier. Non-interest-bearing deposits increased by $7.7 million and interest-bearing deposits increased by $2.8 million. Between July 2009 and January 2010, the Bank opened two new branch offices and relocated one existing branch office. The new branches and the branch relocation were instrumental in the increase of deposits during 2011.

Included in interest-bearing deposits at December 31, 2011 were $42.4 million of brokered deposits, or 8.0% of total deposits. This compares with $39.3 million of brokered deposits at December 31, 2010, or 7.6% of total deposits. Of the $42.4 million in brokered deposits at December 31, 2011, $31.5 million were deposits of Bank customers, exchanged through the Certificate of Deposit Account Registry Services’ (“CDARS”) network.  Of the $39.3 million in brokered deposits at December 31, 2010, $28.0 million were deposits of Bank customers, exchanged through the CDARS network.  With the CDARS program, funds are placed into certificate of deposits issued by other banks in the network, in increments usually less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community.

The Bank projects to increase its transaction account and other deposits in 2012 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

Deposits and Rates Paid

	Year ended December 31,
	2011		2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest-bearing	$75,241		$67,386		$64,098

Interest-bearing:
NOW accounts	145,154	0.41%	120,212	0.56%	78,547	0.46%
Money market accounts	75,824	0.47%	64,330	0.69%	66,146	0.81%
Regular savings accounts	56,146	0.22%	50,481	0.41%	38,190	0.37%
Time deposits:	167,447	1.67%	192,920	1.92%	179,204	2.55%
Total interest-bearing	444,571	0.87%	427,943	1.18%	362,087	1.55%
Total deposits	$519,812		$495,329		$426,185

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2011:

Maturities of Certificates of Deposits and Other Time Deposits of $100,000 or More

	December 31, 2011
	Within	Three to	Six to	One to	Over
	Three	Six	Twelve	Four	Four
(In thousands)	Months	Months	Months	Years	Years	Total
$100,000 to $250,000	$10,449	$7,113	$26,956	$22,738	$981	$68,237
Over $250,000	6,610	1,979	6,028	9,124	4,339	28,080
Total	$17,059	$9,092	$32,984	$31,862	$5,320	$96,317

BORROWINGS. Amounts and weighted average rates for long and short term borrowings as of December 31, 2011, 2010 and 2009 are as follows:

Borrowed Funds

	December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

FHLB advances	$25,000	3.92%	$25,000	3.91%	$50,000	2.19%

At December 31, 2011, the weighted average life of the borrowed funds portfolio was 1.9 years.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders’ equity totaled $47.6 million at December 31, 2011 compared with $44.1 million at December 31, 2010. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.  The Company initiated an open market stock buyback program in 1998. No shares were repurchased in 2009, 2010 and 2011.

Accumulated other comprehensive income/(loss) decreased to an unrealized loss net of tax benefit of $1.32 million at December 31, 2011, compared with an unrealized loss net of tax benefit of $2.06 million at December 31, 2010 and an unrealized loss net of tax benefit of $1.92 million at December 31, 2009.

During 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Government Supervision and Regulation” in Part I, Item 1 of this Form 10-K, banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2011, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $72.1 million at December 31, 2011 compared with $47.2 million at December 31, 2010. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $9.7 million was unpledged and readily salable at December 31, 2011. In addition, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $110.7 million at December 31, 2011 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks, including the Federal Reserve, totaling approximately $58.1 million. At December 31, 2011, $25.0 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2011 and 2010. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Use

	December 31, 2011			December 31, 2010
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$58,144	$-	$58,144	$59,157	$-	$59,157
Federal Home Loan Bank lines of credit	110,706	25,000	85,706	118,655	25,000	93,655
Federal funds sold and interest-bearing deposits in other banks, excluding reserve requirements	46,633	-	46,633	26,339	-	26,339
Securities, available for sale and unpledged at fair value			9,671			3,297
Total short-term funding sources			$200,154			$182,448

Uses:
Unfunded loan commitments and lending lines of credit			$70,737			$62,798
Letters of credit			3,992			4,412
Total potential short-term funding uses			$74,729			$67,210

Ratio of short-term funding sources to potential short-term funding uses			267.8%			271.5%

CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2011 that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At December 31, 2011 and 2010, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Regulatory Capital Ratios

	December 31,
(Dollars in thousands)	2011	2010

Tier 1 Capital:
Shareholders' Equity	$47,571	$44,106
Plus: Unrealized loss on securities available for sale, net	1,328	2,064
Less: Unrealized loss on equity securities, net	-	-
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000
Total Tier 1 Capital	52,899	50,170

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,501	5,558

Total Capital:	58,400	55,728

Risk Weighted Assets:	$438,830	$443,923

Leverage Ratio	8.70%	8.55%

Risk Based Capital Ratios:
Tier 1 to Risk Weighted Assets	12.05%	11.30%

Total Capital to Risk Weighted Assets	13.31%	12.55%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2011.

(In thousands)	Payments due by period
Contractual Obligations:	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years
Debt obligations	$29,124	$-	$25,000	$-	$4,124	(1)
Operating lease obligations	15,108	1,977	4,138	2,058	6,935
Total	$44,232	$1,977	$29,138	$2,058	$11,059

(1) Includes $4.1 million of capital securities with varying put provisions beginning September 21, 2011 with a mandatory redemption September 21, 2036.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s off-balance sheet arrangements consist of interest rate swap agreements, commitments to extend credit and letters of credit.

The Company entered into an interest rate swap agreement with a notional amount of $4.0 million on July 1, 2010.  The Bank uses this interest rate swap to reduce interest rate risks and to manage interest income, specifically with regard to the interest rate expense on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability priced at three month LIBOR plus 1.70% into a fixed rate liability priced at 4.91% through 2020.

The Company also entered into two swap agreements with a total notional amount of $4.4 million dated August 15, 2011 to manage the interest rate risk related to two commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus 3.55%  and pays at the fixed rate of 5.875%.

Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income and expense.  These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates. The net interest expense on the three interest rate swaps was $148,000 for the year ended December 31, 2011.

Commitments to extend credit and letters of credit were and $70.7 million and $4.0 million, respectively, at December 31, 2011, and $62.8 million and $4.4 million, respectively, at December 31, 2010.

See Note 15 “Financial Instruments with Off-Balance-Sheet Risk” and  Note 16 “Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements. The impact on liquidity of these arrangements is illustrated in the LIQUIDITY SOURCES AND USES table above.

Revenues for standby letters of credit were $39,000 and $63,000 for 2011 and 2010, respectively. There were 41 and 46 separate standby letters of credit at December 31, 2011 and 2010, respectively. During 2011 and 2010, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value of equity under varying market rate assumptions. The Bank monitors exposure to instantaneous changes both up and down in rates of 100 basis points, 200 basis points, 300 basis points and 400 basis points over a rolling 12-month and 24-month period. The Bank has a two tier policy limit for the maximum negative impact on net interest income and change in equity from all instantaneous changes in interest rates up to 400 basis points. The first limit, or a level I variance, indicates a risk which is approaching unacceptable levels and could be reflective of an unfavorable balance sheet trend. When a level I variance is reached, an explanation of the variance is reported to the Board of Directors until the variance is within policy. This report to the Board of Directors analyzes whether the variance represents a long-term problem, or if the variance will be self-correcting. If the variance is determined to be a long-term problem, the level II actions will be taken. A level II measurement represents a risk to earnings which is unacceptable to senior management. If a level II measurement is reached, an action plan is presented to the Board of Directors to decrease variance level. This action plan may include, but is not limited to, changing loan pricing to alter fixed vs. adjustable-rate balances, changing time deposit pricing to alter term length of deposits, use of FHLB borrowings to lengthen duration, restructure the duration/maturity structure of the investment portfolio, use of off-balance sheet hedging instruments such as swaps , and adjust pricing of non-maturity deposits. Management has maintained a risk position well within all policy guideline levels during 2011.

The following tables present the Bank’s anticipated market value changes in equity under various rate scenarios as of December 31, 2011 and 2010:

Market Risk

	2011
	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars in thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Interest earning deposits in banks				$66,655	$66,559	$(96)	-0.14%
Fed funds sold				8	8	-	0.00%
Securities		Note:		47,649	44,483	(3,166)	-6.64%
Restricted securities		Due to the absolute level of		2,543	2,543	-	0.00%
Loans receivable		market interest rates		463,449	444,834	(18,615)	-4.02%
Total rate sensitive assets		at December 31, 2011,		580,304	558,427	(21,877)	-3.77%
Other assets		the calculation of a change		45,351	45,350	(1)	0.00%
Total assets		in market value due to an		$625,655	$603,777	$(21,878)	-3.50%
		instantaneous decrease of
		200 basis points would
Demand deposits		not be meaningful.		$63,250	$55,933	$(7,317)	-11.57%
Rate-bearing deposits				445,241	431,786	(13,455)	-3.02%
Borrowed funds				31,005	29,463	(1,542)	-4.97%
Other liabilities				7,054	6,974	(80)	-1.15%
Total liabilities				546,550	524,156	(22,394)	-4.10%

Present Value Equity				79,105	79,621	516	0.65%
Total liabilities and equity				$625,655	$603,777	$(21,878)	-3.50%

	2010
(Dollars in thousands)	Percentage	Market	Minus	Current	Plus	Market	Percentage
	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Interest earning deposits in banks				$41,919	$41,919	$-	0.00%
Fed funds sold				11	11	-	0.00%
Securities		Note:		46,538	43,078	(3,460)	-7.43%
Restricted securities		Due to the absolute level of		3,388	3,388	-	0.00%
Loans receivable		market interest rates		479,009	464,895	(14,114)	-2.95%
Total rate sensitive assets		at December 31, 2010,		570,865	553,291	(17,574)	-3.08%
Other assets		the calculation of a change		40,490	40,490	-	0.00%
Total assets		in market value due to an		$611,355	$593,781	$(17,574)	-2.87%
		instantaneous decrease of
		200 basis points would
Demand deposits		not be meaningful.		$62,886	$59,547	$(3,339)	-5.31%
Rate-bearing deposits				451,420	440,853	(10,567)	-2.34%
Borrowed funds				30,942	29,352	(1,590)	-5.14%
Other liabilities				4,754	4,754	-	0.00%
Total liabilities				550,002	534,506	(15,496)	-2.82%

Present Value Equity				61,353	59,275	(2,078)	-3.39%
Total liabilities and equity				$611,355	$593,781	$(17,574)	-2.87%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2011

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets
Consolidated statements of income
Consolidated statements of cash flows
Consolidated statements of changes in shareholders’ equity
Notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Fauquier Bankshares, Inc.
Warrenton, Virginia

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. The management of Fauquier Bankshares, Inc. and its subsidiaries (the "Company") is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/Smith Elliott Keams & Company, LLC

SMITH ELLIOTT KEARNS & COMPANY, LLC

Chamberburg, Pennsylvania
March 19, 2012

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

Assets
Cash and due from banks	$5,544,545	$5,252,361
Interest-bearing deposits in other banks	66,607,776	41,919,040
Federal funds sold	7,904	11,098
Securities available for sale, net	47,649,479	46,537,941
Restricted investments	2,543,200	3,388,300
Loans	458,813,851	466,748,799
Allowance for loan losses	(6,728,320)	(6,307,193)
Net loans	452,085,531	460,441,606
Bank premises and equipment, net	14,788,611	14,158,374
Accrued interest receivable	1,533,758	1,488,438
Other real estate owned, net of allowance	1,776,000	2,821,000
Bank-owned life insurance	11,621,158	11,201,800
Other assets	10,066,086	10,820,386
Total assets	$614,224,048	$598,040,344

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$75,310,509	$67,624,847
Interest-bearing:
NOW accounts	184,383,523	143,842,999
Savings and money market accounts	107,004,349	132,825,735
Time deposits	163,871,068	175,762,789
Total interest-bearing	455,258,940	452,431,523
Total deposits	530,569,449	520,056,370

Federal Home Loan Bank advances	25,000,000	25,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	6,959,739	4,754,411
Commitments and contingencies	-	-
Total liabilities	566,653,188	553,934,781

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2011: 3,669,758 shares including 32,572 nonvested shares: 2010: 3,636,758 shares including 33,772 nonvested shares	11,384,392	11,277,346
Retained earnings	37,503,865	34,892,905
Accumulated other comprehensive income (loss), net	(1,317,397)	(2,064,688)
Total shareholders' equity	47,570,860	44,105,563

Total liabilities and shareholders' equity	$614,224,048	$598,040,344

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income

For Each of the Three Years in the Period Ended December 31, 2011

	2011	2010	2009
Interest Income
Interest and fees on loans	$25,711,146	$26,848,854	$26,472,658
Interest and dividends on securities available for sale:
Taxable interest income	992,725	1,133,531	1,278,251
Interest income exempt from federal income taxes	236,302	228,598	238,025
Dividends	68,610	46,176	65,298
Interest on federal funds sold	24	21	201
Interest on deposits in other banks	140,156	73,293	19,573
Total interest income	27,148,963	28,330,473	28,074,006

Interest Expense
Interest on deposits	3,885,042	5,035,625	5,598,144
Interest on federal funds purchased	37	1,330	41,341
Interest on Federal Home Loan Bank advances	990,551	969,815	1,050,444
Distribution on capital securities of subsidiary trusts	198,859	117,316	109,051
Total interest expense	5,074,489	6,124,086	6,798,980

Net interest income	22,074,474	22,206,387	21,275,026

Provision for loan losses	1,933,336	2,075,000	1,710,000

Net interest income after provision for loan losses	20,141,138	20,131,387	19,565,026

Other Income
Trust and estate income	1,243,383	1,059,573	898,927
Brokerage income	391,764	393,826	214,381
Service charges on deposit accounts	3,086,726	2,799,489	2,710,499
Other service charges, commissions and income	1,639,461	1,434,675	1,464,750
Total other-than-temporary impairment losses on securities	(228,306)	(1,370,032)	(1,225,641)
Less: Portion of gain/(loss) recognized in other comprehensive income before taxes	(39,179)	33,521	(454,007)
Net other-than-temporary impairment losses on securities	(189,127)	(1,403,553)	(771,634)
Gain on sale of securities	102,471	541,109	-
Total other income	6,274,678	4,825,119	4,516,923

Other Expenses
Salaries and benefits	10,545,581	10,541,346	9,871,987
Occupancy expense of premises	1,864,145	1,814,909	1,444,687
Furniture and equipment	1,152,160	1,251,277	1,099,171
Marketing expense	662,114	675,227	707,160
Legal, audit and consulting expense	1,078,880	1,028,635	1,287,152
Data processing expense	1,174,101	1,040,233	1,050,859
Federal Deposit Insurance Corporation expense	605,487	733,989	865,861
Loss on sale or impairment and expense of other real estate owned	1,109,555	198,245	156,094
Other operating expenses	2,671,023	2,912,415	3,025,559
Total other expenses	20,863,046	20,196,276	19,508,530

Income before income taxes	5,552,770	4,760,230	4,573,419

Income tax expense	1,435,355	1,092,914	1,155,941

Net Income	$4,117,415	$3,667,316	$3,417,478

Earnings per Share, basic	$1.12	$1.01	$0.95

Earnings per Share, assuming dilution	$1.12	$1.01	$0.95

Dividends per Share	$0.48	$0.72	$0.80

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2011

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$4,117,415	$3,667,316	$3,417,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,163,452	1,234,425	808,312
Disposal of obsolete assets fixed assets	44,708	140,067	-
Provision for loan losses	1,933,336	2,075,000	1,710,000
Loss on sale or impairment of other real estate	1,018,188	119,810	135,759
Deferred tax benefit	(118,646)	(854,412)	(874,440)
Loss on impairment of securities	189,127	1,403,553	771,634
(Gain) on sale and call of securities	(102,471)	(541,109)	-
Tax benefit of nonqualified options exercised	(33,083)	(54,832)	(10,162)
Amortization (accretion) of security premiums, net	84,420	71,748	(19,698)
Amortization of unearned compensation, net of forfeiture	136,593	246,789	208,666
Changes in assets and liabilities:
Decrease(increase) in other assets	491,606	(47,042)	(2,518,912)
Increase(decrease) in other liabilities	1,753,679	(313,656)	398,205
Net cash provided by operating activities	10,678,324	7,147,657	4,026,842

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	6,599,281	10,487,508	-
Proceeds from maturities, calls and principal payments of securities available for sale	25,467,630	14,707,585	9,145,417
Purchase of securities available for sale	(32,200,837)	(36,817,758)	(11,757,480)
Purchase of premises and equipment	(1,838,399)	(1,507,121)	(6,212,840)
(Purchase of) proceeds from redemption of other bank stock	845,100	386,400	(719,900)
Net decrease (increase) in loans	4,967,307	(1,010,644)	(29,815,529)
Proceeds from sale of other real estate owned	1,482,245	817,050	869,626
Net cash provided by (used in) investing activities	5,322,327	(12,936,980)	(38,490,706)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	22,404,799	85,969,632	11,891,346
Net (decrease) increase in certificates of deposit	(11,891,721)	(31,900,019)	53,801,780
Federal Home Loan Bank advances	-	-	170,000,000
Federal Home Loan Bank principal repayments	-	(25,000,000)	(165,000,000)
Repayment of federal funds	-	-	(18,275,000)
Cash dividends paid on common stock	(1,761,484)	(2,615,023)	(2,877,259)
Issuance of common stock	225,481	308,865	108,202
Net cash provided by financing activities	8,977,075	26,763,455	49,649,069

Increase (decrease) in cash and cash equivalents	24,977,726	20,974,132	15,185,205

Cash and Cash Equivalents
Beginning	47,182,499	26,208,367	11,023,162
Ending	$72,160,225	$47,182,499	$26,208,367
Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$5,137,813	$6,272,878	$7,048,637
Income taxes	$656,392	$2,376,000	$1,729,000

Supplemental Disclosures of Noncash Investing Activities

Foreclosed assets acquired in settlement of loans	$1,455,433	$1,278,000	$450,775

Unrealized gain (loss) on securities available for sale, net of tax effect	$758,134	$(556,131)	$31,279

Unrealized gain (loss) on interest rate swap, net of tax effect	$(192,560)	$12,326	$-

Changes in benefit obligations and plan assets for defined benefit and post-retirement benefit plans, net of tax effect	$181,717	$402,579	$262,539

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Each of the Three Years Ended December 31, 2011

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2008	$11,036,687	$32,668,530	$(2,217,280)		$41,487,937
Comprehensive income:
Net income		3,417,478		$3,417,478	3,417,478
Other comprehensive income net of tax:
Unrealized holding losses on securities available for sale, net of deferred tax benefit of $246,422			(477,999)	(477,999)
Add: reclassification adjustments for other than temporary impairments net of deferred tax of $262,356			509,278	509,278
Add: change in beneficial obligation for defined benefit and SERP plans, net of deferred tax of $135,246			262,539	262,539
Other comprehensive income net of tax of $151,180				293,818	293,818
Total comprehensive income				$3,711,296
Cash dividends ($.80 per share)		(2,877,259)			(2,877,259)
Amortization of unearned compensation, restricted stock awards		208,666			208,666
Issuance of common stock - nonvested shares (10,585 shares)	33,131	(33,131)			-
Exercise of stock options	33,553	74,649			108,202
Balance, December 31, 2009	$11,103,371	$33,458,933	$(1,923,462)		$42,638,843

Net income		3,667,316		$3,667,316	3,667,316
Other comprehensive income net of tax:
Interest rate swap (cash flow hedge), net of tax benefit of $6,350			12,326	12,326
Unrealized holding losses on securities available for sale, net of deferred tax benefit of $579,725			(1,125,344)	(1,125,344)
Add: change in beneficial obligation for defined benefit and SERP plans, net of tax of $207,390			402,579	402,579
Less: gain on sale of securities available for sale, net of tax benefit of $183,977			(357,132)	(357,132)
Add: reclassification adjustments for other than temporary impairment, net of deferred tax of $477,208			926,345	926,345
Other comprehensive income (loss) net of tax of $72,754			(141,226)	(141,226)	(141,226)
Total comprehensive income				$3,526,090
Cash dividends ($.72 per share)		(2,615,023)			(2,615,023)
Amortization of unearned compensation, restricted stock awards		246,789			246,789
Issuance of common stock - nonvested shares (28,847 shares)	90,291	(90,291)
Issuance of common stock - vested shares (6,522 shares)	20,414	69,459			89,873
Exercise of stock options	63,270	155,722			218,992
Balance, December 31, 2010	$11,277,346	$34,892,905	$(2,064,688)		$44,105,563

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Each of the Three Years Ended December 31, 2011

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2010	$11,277,346	$34,892,905	$(2,064,688)		$44,105,563
Comprehensive income:
Net income		4,117,415		$4,117,415	4,117,415
Other comprehensive income net of tax:
Interest rate swap, net of tax of $99,198			(192,560)	(192,560)
Unrealized holding gains on securities available $361,091			700,941	700,941
Less: gain on sale or call of securities available for sale, net of deferred tax of $34,840			(67,631)	(67,631)
Add: reclassification adjustments for other-than-temporary impairment, net of tax of $64,303			124,824	124,824
Add: change in beneficial obligation for SERP plans, net of deferred tax of $93,612			181,717	181,717
Other comprehensive income net of tax of $384,968				747,291	747,291
Total comprehensive income				$4,864,706
Cash dividends ($.48 per share)		(1,761,483)			(1,761,483)
Amortization of unearned compensation, restricted stock awards		136,593			136,593
Issuance of common stock - nonvested shares (10,914 shares)	34,161	(34,161)			-
Issuance of common stock - vested shares (4,752 shares)	14,874	53,080			67,954
Exercise of stock options	58,011	99,516			157,527
Balance, December 31, 2011	$11,384,392	$37,503,865	$(1,317,397)		$47,570,860

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For Each of the Three Years in the Period Ended December 31, 2011

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

Management has determined that the Fauquier Statutory Trusts (Trust I and Trust II) qualify as variable interest entities.  Trust I issued mandatorily redeemable capital securities to investors and loaned the proceeds to the Company.  Trust I held, as its sole asset, subordinated debentures issued by the Company in 2002.  The deconsolidation results in the Company’s investment in the common securities of Trust I being included in other assets as of December 31, 2007 and a corresponding increase in outstanding debt of $124,000.  The revised authoritative accounting guidance did not have a material impact on the Company’s financial position or results of operations.

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

Notes to Consolidated Financial Statements

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

The allowance consists of specific (Accounting Standards Codification (“ASC”) 310.10.35) and general (ASC 450.10) components.  The specific component (ASC 310.10.35) relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component (ASC 450.10) covers nonimpaired loans and is based on historical loss experience adjusted for qualitative factors and is also maintained to cover uncertainties that could affect management’s estimate of probable losses.  This includes an unallocated portion of the allowance which reflects the margin of imprecision inherent in the underlying assumption used in the methodologies for estimating general losses in the portfolio. Individual portfolio segments are evaluated on a rolling quarterly basis for the eight prior quarters through a rating matrix that values internal and external qualitative factors and within a range of performing allocations by the following categories: delinquency, short term and long term loss history, and non-performing loans.

Risk characteristics are evaluated for each portfolio segment by reviewing external factors such as: unemployment, new building permits, bankruptcies, foreclosures, regional economic conditions, competition and regulatory factors. Internal risk characteristics evaluated include: lender turnover, lender experience, lending policy changes, loan portfolio and terms, collateral, risk rating downgrades, loan concentrations, and loan review.

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

Large groups of smaller balance homogeneous loans,such as residential real estate loans, home equity lines of credit, and consumer loans, are collectively evaluated for impairment.

Commercial and industrial loans, commercial real estate loans, construction loans  and large residential real estate loans  are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for these loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Notes to Consolidated Financial Statements

A troubled debt restructuring (“TDR”) identification process has been established using a template of questions that determine whether a debtor is experiencing financial difficulty and, if so, whether the bank has granted a concession to a borrower by modifying the loan. Then, mitigating factors are evaluated to determine a final conclusion as to the whether the loan is a TDR.  All TDR’s are individually evaluated for impairment.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. The Company has no uncertain tax positions.

Defined Benefit Pension Plan

Until December 31, 2010, the Company had a pension plan for its employees.  Benefits were generally based upon years of service and the employees’ compensation.  The Company funded pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The Company’s defined benefit plan was terminated on December 31, 2009, and settled during December 2010.

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

Notes to Consolidated Financial Statements

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, and share appreciation rights. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the price of the Company’s common stock at the date of the grant is used for restricted awards. There were no options granted in 2011, 2010 or 2009.

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

Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis.  Capitalized costs include accrued interest and any costs that significantly improve the value of the properties. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Gains and losses resulting from the sale or write-down of foreclosed real estate are recorded in other expense. Revenue and expenses from operations and changes in the valuation allowance are also included in other operating expenses.

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

Marketing

The Company follows the policy of charging the costs of marketing, including advertising, to expense as incurred. Marketing expenses of $662,114, $675,227, and $707,160 were incurred in 2011, 2010 and 2009, respectively.

Comprehensive Income

Under generally accepted accounting principles, comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Comprehensive income includes net income and certain elements of “other comprehensive income” such as employers’ accounting for pensions and accounting for certain investments in debt and equity securities.

Notes to Consolidated Financial Statements

The Company has elected to report its comprehensive income in the statement of changes in shareholders’ equity. The elements of “other comprehensive income” that the Company has are unrealized gains or losses on available for sale securities,the defined benefit obligation, and the interest rate swaps.

Accumulated other comprehensive income (loss) consists of the following components, net of deferred tax:

	Unrealized Gains (Losses) on Securities	Defined Benefit Retirement Obligation	Unrealized Holding Gains(Losses) in Fair Value of Derivatives Used for Cash Flow Hedge	Total
Balance, December 31, 2009	$(1,577,804)	$(345,658)	$-	$(1,923,462)
2010 change	(556,131)	402,579	12,326	(141,226)
Balance, December 31, 2010	(2,133,935)	56,921	12,326	(2,064,688)
2011 change	758,134	181,717	(192,560)	747,291
Balance, December 31, 2011	$(1,375,801)	$238,638	$(180,234)	$(1,317,397)

Fair Value Measurements

Fair values of financial institutions are estimated using relevant information and assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the asset has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

The Securities and Exchange Commission (the “SEC”)  issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using accounting principles generally accepted in the United States (“U.S. GAAP”)  were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.”  The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.  The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011.  The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

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

Notes to Consolidated Financial Statements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

Notes to Consolidated Financial Statements

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corportations and agencies	$38,811,926	$761,577	$(1,672)	39,571,831
Obligations of states and political subdivsions	6,791,235	604,331	(1,930)	7,393,636
Corporate Bonds	3,793,807	-	(3,458,833)	334,974
Mutual Funds	337,060	11,978	-	349,038
	$49,734,028	$1,377,886	$(3,462,435)	$47,649,479

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corportations and agencies	$40,020,633	$353,292	$(342,206)	40,031,719
Obligations of states and political subdivsions	5,467,451	154,160	(2,847)	5,618,764
Corporate bonds	3,947,133	-	(3,395,289)	551,844
Mutual funds	326,861	-	(347)	326,514
FHLMC preferred bank stock	9,100	-	-	9,100
	$49,771,178	$507,452	$(3,740,689)	$46,537,941

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Notes to Consolidated Financial Statements

	December 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$1,027,766	$1,030,684
Due after one year through five years	10,993,833	11,054,240
Due after five years through ten years	8,390,856	8,959,718
Due after ten years	28,984,513	26,255,799
Equity securities	337,060	349,038
	$49,734,028	$47,649,479

During 2011, the Company recognized an other than temporary impairment (OTTI) on its investment in pooled trust preferred securities of $189,127. The tax benefit applicable to this OTTI loss amounted to $39,179. There were three securities with a total amortized cost of $6.4 million sold in order to ensure the recognition of current value that had future exposure to prepayment risk and to extend the maturity.  A gain of $73,997 was recognized.  Additionally, the Bank sold 10,000 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock at a gain of $22,100.  Sixteen bonds with a total amortized cost of $17.0 million were called during 2011 and a gain of $6,374 was recognized.   Securities totaling $32.2 million were purchased, primarily U.S. Government corporation and agency bonds.

During 2010, the Company recognized an OTTI on its investment in pooled trust preferred securities of $1,394,153 and on its FHLMC preferred stock of $9,400. The tax benefit applicable to this OTTI loss amounted to $477,208. During 2010, nine securities with a total amortized cost of $9.9 million were sold at a gain of $541,109. Eight of these bonds were sold in order to ensure the recognition of current value that had future exposure to prepayment risk, and one bond was sold due to its relatively longer-term contractual duration and inherent extension risk of an additional two years duration if market rates were to increase in the future. The tax expense on these gains on sale totaled $183,977.

During 2009, the Company recognized an OTTI on its investment in pooled trust preferred securities of $658,734. The tax benefit applicable to this OTTI loss amounted to $223,963. Silverton Bank was closed by regulators on May 1, 2009. During the second quarter of 2009, the Company recorded impairment of the entire investment totaling $112,900. There was no tax benefit applicable to this OTTI loss. There were no securities sold in 2009.

Notes to Consolidated Financial Statements

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$1,997,300	$(1,672)	$-	$-	$1,997,300	$(1,672)
Obligations of states and political subdivisions	514,895	(1,930)	-	-	514,895	(1,930)
Corporate bonds	-	-	334,974	(3,458,833)	334,974	(3,458,833)
Total temporary impaired securities	$2,512,195	$(3,602)	$334,974	$(3,458,833)	$2,847,169	$(3,462,435)

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$24,409,268	$(342,206)	$-	$-	$24,409,268	$(342,206)
Obligations of states and political subdivisions	579,760	(2,847)	-	-	579,760	(2,847)
Corporate bonds	-	-	551,844	(3,395,289)	551,844	(3,395,289)
Subtotal, debt securities	24,989,028	(345,053)	551,844	(3,395,289)	25,540,872	(3,740,342)

Mutual funds	-	-	326,514	(347)	326,514	(347)
Total temporary impaired securities	$24,989,028	$(345,053)	$878,358	$(3,395,636)	$25,867,386	$(3,740,689)

The nature of securities which were temporarily impaired for a continuous 12 month period or more at December 31, 2011consisted of four corporate bonds with a cost basis net of  OTTI  totaling $3.8 million and a temporary loss of approximately $3.5 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody’s Analytics employs a two-step discounted cash-flow valuation process. The first step is to use Monte Carlo simulations to evaluate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions. They have an estimated maturity of 25 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”).  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of December 31, 2011. All four bonds totaling $334,974 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.

Notes to Consolidated Financial Statements

Additional information regarding each of the pooled trust preferred securities as of December 31, 2011 follows:

Cost basis	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental default required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit
$368,187	$5,217	50.00%	25.70%	24.30%	broken	C	$631,812	$239,560
1,621,272	285,758	67.70%	17.10%	15.20%	broken	Ca	378,729	881,439
1,263,730	30,978	67.60%	25.00%	7.40%	broken	Ca	736,270	813,616
540,618	13,021	68.60%	17.70%	13.70%	broken	C	459,382	348,214
$3,793,807	$334,974						$2,206,193	$2,282,829

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

_______________________

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with ASC 320-10-35-34D):

Available for sale
Beginning balance as of December 31, 2010	$2,062,267

Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-

Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	189,127

Less: Realized losses for securities sold	9,400

Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	-

Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	35,801
Ending balance as of December 31, 2011	$2,206,193

The carrying value of securities pledged to secure deposits and for other purposes amounted to $37.3 million and $42.4 million at December 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements

The amortized cost and fair value of restricted securities follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:				-
Federal Home Loan Bank Stock	$2,394,200	-	-	$2,394,200
Federal Reserve Bank Stock	99,000	-	-	99,000
Community Bankers' Bank Stock	50,000	-	-	50,000
	$2,543,200	$-	$-	$2,543,200

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:				-
Federal Home Loan Bank Stock	$3,239,300	-	-	$3,239,300
Federal Reserve Bank Stock	99,000	-	-	99,000
Community Bankers' Bank Stock	50,000	-	-	50,000
	$3,388,300	$-	$-	$3,388,300

The Company’s restricted investments include an equity investment in the Federal Home Loan Bank of Atlanta (“FHLB”). FHLB stock is generally viewed as a long term investment and as a restricted investment which is carried at cost because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value. The Company does not consider this investment to be other than temporarily impaired at December 31, 2011, and no impairment has been recognized.

Note 3.	Loans and Allowance for Loan Losses

Analysis of the allowance for loan losses follows:

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Period Ended December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2010	$792,796	$2,320,692	$150,513	$314,580	$1,622,830	$1,105,782		$6,307,193
Charge-offs	(599,320)	-	-	(60,251)	(596,607)	(471,752)		(1,727,930)
Recoveries	11,750	160,724	-	39,863	-	3,382		215,719
Provision	589,421	417,368	44,863	(262,913)	558,054	60,423	$526,122	1,933,338
Ending balance at 12/31/2011	$794,647	$2,898,784	$195,376	$31,279	$1,584,277	$697,835	$526,122	$6,728,320

Ending balances individually evaluated for impairment	$434,844	$-	$-	$-	$207,700	$37,000	$-	$679,544

Ending balances collectively evaluated for impairment	$359,803	$2,898,784	$195,376	$31,279	$1,376,577	$660,835	$526,122	$6,048,776

Loans Receivable
Individually evaluated for impairment	$1,029,765	$4,455,999	$-	$-	$3,324,388	$564,996		$9,375,148
Collectively evaluated for impairment	28,030,939	196,964,153	38,111,739	5,451,186	135,721,739	45,158,947		449,438,703
Ending balance at 12/31/2011	$29,060,704	$201,420,152	$38,111,739	$5,451,186	$139,046,127	$45,723,943		$458,813,851

Notes to Consolidated Financial Statements

	As of and for the Period Ended December 31
	2010	2009
Balance at beginning of year	$5,481,963	$4,779,662
Provision for loan losses	2,075,000	1,710,000
Recoveries of loans previously charged-off	94,859	81,106
Loan losses charged-off	(1,344,629)	(1,088,805)
Balance at end of year	$6,307,193	$5,481,963

Impaired loans for which an allowance has been provided	$978,802	$3,213,516
Impaired loans for which no allowance has been provided	446,361	175,429
	$1,425,163	$3,388,945

Allowance provided for impaired loans, included in the allowance for loan losses	$790,700	$1,163,072

Average balance in impaired loans	$1,508,082	$3,631,937

Credit Quality Indicators

	As of December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,794,642	$149,140,329	$38,111,739	$5,289,040	$128,181,706	$42,532,255	$384,049,711
Special mention	2,901,436	27,414,713	-	82,624	3,422,104	1,067,145	34,888,022
Substandard	4,814,459	24,795,110	-	79,522	6,261,650	2,013,489	37,964,230
Doubtful	550,167	70,000	-	-	1,180,667	111,054	1,911,888
Loss	-	-	-	-	-	-	-
Total	$29,060,704	$201,420,152	$38,111,739	$5,451,186	$139,046,127	$45,723,943	$458,813,851

	As of December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$24,489,238	$160,944,161	$22,854,565	$6,935,003	$129,087,024	$46,551,709	$390,861,700
Special mention	3,118,443	41,077,145	4,535,000	59,602	2,834,248	1,839,000	53,463,438
Substandard	1,923,445	13,327,829	-	36,621	3,880,454	1,986,196	21,154,545
Doubtful	287,322	-	-	-	355,714	646,080	1,289,116
Loss	-	-	-	-	-	-	-
Total	$29,818,448	$215,349,135	$27,389,565	$7,031,226	$136,137,440	$51,022,985	$466,748,799

Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans Receivable

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Non-accruals
Commercial and industrial	$216,059	$164,011	$441,960	$822,030	$28,238,674	$29,060,704	$-	$986,927
Commercial real estate	1,655,903	946,185	252,490	2,854,579	198,565,573	201,420,152	-	252,490
Commercial construction	371,235	-	-	371,235	37,740,504	38,111,739	-	-
Consumer	139,389	29,398	17,525	186,311	5,264,875	5,451,186	-	3,707
Residential real estate	1,463,022	992,914	1,683,649	4,139,585	134,906,542	139,046,127	101,347	2,928,567
Home equity line of credit	348,105	150,031	53,942	552,078	45,171,865	45,723,943	-	450,248
Total	$4,193,713	$2,282,539	$2,449,566	$8,925,818	$449,888,033	$458,813,851	$101,347	$4,621,939

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Non-accruals
Commercial and industrial	$84,131	$98,475	$95,696	$278,302	$29,540,146	$29,818,448	$75,102	$368,771
Commercial real estate	427,995	-	187,490	615,485	214,733,650	215,349,135	187,490	312,672
Commercial construction	-	-	-	-	27,389,565	27,389,565	-	-
Consumer	100,219	-	-	100,219	6,931,007	7,031,226	-	12,197
Residential real estate	1,208,344	551,353	502,119	2,261,816	133,875,624	136,137,440	-	769,000
Home equity line of credit	363,641	351,792	612,018	1,327,451	49,695,534	51,022,985	-	646,080
Total	$2,184,330	$1,001,620	$1,397,323	$4,583,273	$462,165,526	$466,748,799	$262,592	$2,108,720

Notes to Consolidated Financial Statements

Impaired Loans Receivable

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$345,763	$345,763	$-	$363,522	$16,884
Commercial real estate	4,455,998	4,455,998	-	4,516,083	377,074
Commercial construction	-	-	-	-	-
Residential real estate	2,038,951	2,038,951		2,082,239	40,409

With an allowance recorded
Commercial and industrial	684,002	684,002	434,844	728,455	19,742
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-
Residential real estate	1,850,434	1,850,434	244,700	1,907,718	52,879

Total
Commercial and industrial	1,029,765	1,029,765	434,844	1,091,977	36,626
Commercial real estate	4,455,998	4,455,998	-	4,516,083	377,074
Commercial construction	-	-	-	-	-
Residential real estate	3,889,385	3,889,385	244,700	3,989,957	93,288
Total	$9,375,148	$9,375,148	$679,544	$9,598,017	$506,988

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$133,689	$133,689	$-	$167,891	$3,317
Commercial real estate	312,672	312,672	-	333,554	-
Commercial construction	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	829,092	829,092	641,900	856,290	46,044
Commercial real estate	149,710	149,710	148,800	150,345	8,454
Commercial construction	-	-	-	-	-

Total:
Commercial and industrial	962,781	962,781	641,900	1,024,181	49,361
Commercial real estate	462,382	462,382	148,800	483,899	8,454
Commercial construction	-	-	-	-	-
Total	$1,425,163	$1,425,163	$790,700	$1,508,080	$57,815

At December 31, 2011, there were $24.7 million of commercial loans classified as substandard which were deemed not to be impaired.  Impaired loans totaled $9.4 million at December 31, 2011, representing an increase of $8.0 million from  the year earlier.   Most of the increase was due to the addition of three commercial  loans to a single borrower.  These loans are secured with real estate and are 57% guaranteed through the Small Business Administration and U.S. Department of Agriculture.  The remaining increase in impaired loan balances was due to the addition of 13 commercial loans and 12 residential real estate loans with average balances of $56,000 and $227,000, respectively.   Approximately $9.0 million of loans classified as impaired at December 31, 2011 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

Notes to Consolidated Financial Statements

Troubled Debt Restructurings

	December 31, 2011			December 31, 2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	2	$435,829	$435,829	1	$255,000	$250,000
Commercial real estate	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Residential real estate	2	1,168,014	1,168,014	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings
That Subsequently Defaulted
Commercial and industrial	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

In the third quarter of 2011, the Company adopted the provisions of ASU 2011-02.  As a result of adopting the amendments in ASU No. 2011-02, the Company determined that there were four loans totaling $1,604,000 at December 31, 2011 which were classified as TDRs. Upon identifying these receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35.

Two of the loans totaling $436,000 are commercial and industrial loans and secured by business assets and two loans totaling $1,168,000 and are secured by residential real estate.  At December 31, 2011, all four TDRs were on non-accrual status, although two totaling $691,000 were current and performing in accordance with the modified terms. The other two loans totaling $912,000 were not performing in accordance with the modified terms, and an appropriate specific reserve had been established.

Notes to Consolidated Financial Statements

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

	Years ended December 31,
(In thousands except as noted)	2011	2010	2009
Non-accrual loans	$4,621	$2,109	$3,410
Other real estate owned	1,776	2,821	2,480
Other repossessed assets owned	15	21	54
Non-performing corporate bond investments, at fair value	335	552	1,126
Total non-performing assets	6,747	5,503	7,070
Restructured loans still accruing	-	-	-
Loans past due 90 or more days and still accruing	101	263	354
Total non-performing and other risk assets	$6,848	$5,766	$7,424

Allowance for loan losses to total loans	1.47%	1.35%	1.17%
Non-accrual loans to total loans	1.39%	0.45%	0.73%
Allowance for loan losses to non-performing loans	104.94%	299.10%	160.76%
Total non-accrual loans and restructured loans still accruing to total loans	1.01%	0.45%	0.73%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	145.61%	299.10%	160.76%
Total non-performing and other risk assets to total assets	1.10%	0.92%	1.24%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.  There were four loans totaling $1,604,000 at December 31, 2011, and one loan totaling $255,000 at December 31, 2010, respectively, that were both restructured and on non-accrual status.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses.

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

In the ordinary course of business, the Company has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which totaled $3,806,167 at December 31, 2011 and $3,650,432 at December 31, 2010.  During 2011, total principal additions were $888,998 and total principal payments were $733,263. During 2010, total principal additions were $165,024 and total principal payments were $600,564.

Notes to Consolidated Financial Statements

Note 5.	Bank Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2011 and 2010  are as follows:

	2011	2010
Land	$2,596,290	$2,573,684
Buildings and improvements	14,706,439	14,778,771
Furniture and equipment	6,216,029	9,067,135
Leasehold improvements	289,059	295,740
Construction in process	1,256,687	80,041
	25,064,505	26,795,371
Accumulated depreciation and amortization	(10,275,894)	(12,636,997)
	$14,788,611	$14,158,374

Depreciation and amortization expensed for years ended December 31, 2011, 2010 and 2009 totaled $1,163,452, $1,234,425 and $808,312, respectively. In addition, during the years ended December 31, 2011 and 2010, fixed assets totaling $44,708 and $140,067, respectively, were deemed to be without value and disposed.

Note 6.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and  2010 were $96,317,000 and $100,581,000, respectively.  Of the $96,317,000 of time deposits in denominations of $100,000 or more at December 31, 2011, $28,080,000 were in denominations above $250,000. Brokered deposits include balances of Bank customers who qualify to participate in the Certificate of Deposit Account Registry Services (“CDARS”).  As of December 31, 2011 and 2010, brokered balances totaled $42,351,000 and $39,271,000, respectively.

At December 31, 2011, the scheduled maturities of time deposits are as follows:

(In thousands)

2012	$97,371
2013	27,108
2014	10,074
2015	21,097
2016	3,882
and thereafter	4,339
$163,871

Overdraft deposits totaling $355,524 and $213,449  were reclassified to loans at December 31, 2011 and 2010, respectively.

The Bank accepts deposits of executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons.  The aggregate dollar amount of deposits of executive officers and directors totaled $2,113,000 and $1,195,000 at December 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements

Note 7.	Employee Benefit Plans

Defined Benefit Plan

The following tables provide a reconciliation of the changes in the defined benefit plan’s obligations and fair value of assets over the two-year period ending December 31, 2010.  The defined benefit pension plan was terminated on December 31, 2009, and benefits were distributed in 2010.

	2010	2009
Change in Benefit Obligations
Benefit obligation, beginning	$6,730,628	$6,251,895
Service cost	-	250,828
Interest cost	318,090	295,307
Actuarial gain (loss)	-	5,765
Benefits paid	(7,203,754)	(73,167)
Decrease in obligation due to curtailment	-	-
Loss due to settlement	155,036	-
Prior service cost due to amendment	-	-
Benefit obligation, ending	$-	$6,730,628

Change in Plan Assets
Fair value of plan assets, beginning	$6,451,614	$6,537,913
Actual return on plan assets	(12,678)	(13,132)
Employer contributions	764,818	-
Benefits paid	(7,203,754)	(73,167)
Fair value of plan assets, ending	$-	$6,451,614

Funded status, ending	$-	$(279,014)

	2010	2009
Amount recognized on the Balance Sheet
Other assets	$-	$-
Other liabilities	-	-
Other comprehensive income (loss)	279,014	(279,014)

Amounts Recognized in accumulated other comprehensive loss
Net loss	(279,014)	279,014
Prior service cost	-	-
Net obligation at transition	-	-
Deferred tax benefit expense	94,865	(94,865)
Amount recognized	$(184,149)	$184,149

Funded Status
Benefit Obligation	$-	$(6,730,628)
Fair value of assets	-	6,451,614
Unrecognized net actuarial (gain)/loss	-	279,014
Unrecognized net obligation at transition	-	-
Unrecognized prior service cost	-	-
Prepaid (accrued) benefit cost included in other assets (liabilities)	$-	$-

Notes to Consolidated Financial Statements

	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$-	$250,828
Interest cost	318,090	295,307
Expected return on plan assets	(256,702)	(260,117)
Amortization of prior service cost	-	-
Amortization of net obligation at transition	-	-
Recognized net loss due to curtailment or settlement	703,430	-
Recognized net actuarial loss	-	-
Net periodic benefit cost	$764,818	$286,018

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	2010	2009

Net (gain)/loss	$(279,014)	$279,014
Prior service cost	-	-
Amortization of prior service cost	-	-
Net obligation at transition	-	-
Amortization of Net Obligation at Transition	-	-
Total recognized	(279,014)	279,014

Income tax expense (benefit)	(94,865)	94,865
Net amount recognized in other comprehensive (income) loss	$(184,149)	$184,149

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive Loss:

2010	2009
$485,804	$565,032

The accumulated benefit obligation for the deferred benefit pension plan was distributed during 2010, and as a result, there was no accumulated benefit obligation at December 31, 2011 or 2010.The accumulated benefit obligation for the deferred benefit pension plan was $6,730,628 at December 31, 2009.

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table:

	2010	2009
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	N/A	4.75%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	4.00%	4.00%

Notes to Consolidated Financial Statements

The assumptions used in the measurement of the Company’s Net Periodic Benefit Cost are shown in the following table:

	2010	2009
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	4.75%	4.75%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	4.00%	4.00%

The Company pension plan’s weighted-average asset allocation at December 31, 2009 by asset category are as follows:

Asset Category as of December 31, 2009
Mutual Funds - Fixed Income	0%
Mutual Funds - Equity	0%
Cash and Cash Equivalents	100%
Total	100%

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

The Company made a $764,818 contribution to its pension plan in 2010. The Company made no contribution to its pension plan in 2009.

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

Notes to Consolidated Financial Statements

Supplemental Executive Retirement Plan

The following tables provide a reconciliation of the changes in the supplemental executive retirement plan’s obligations over the three-year period ending December 31, 2011, computed as of December 31, 2011, 2010 and 2009.

	2011	2010	2009
Change in Benefit Obligations
Projected benefit obligation, beginning	$1,314,506	$1,410,954	$1,740,590
Service cost	106,225	118,478	188,139
Interest cost	72,273	84,637	104,410
Actuarial gain (loss)	(274,786)	256,582	(622,185)
Benefits paid	-	-	-
Prior service cost due to amendment	-	(556,145)	-
Benefit obligation, ending	$1,218,218	$1,314,506	$1,410,954

Fair value of plan assets, ending	$-	$-	$-

Funded status at December 31,	$(1,218,218)	$(1,314,506)	$(1,410,954)

	2011	2010	2009
Amount recognized on the Balance Sheet
Other assets, deferred income tax benefit	$123,327	$29,716	$82,809
Other liabilities	1,218,218	1,314,506	1,410,277
Other comprehensive income (loss)	239,399	57,684	(160,746)

Amounts Recognized in accumulated other comprehensive loss
Net gain (loss)	$(345,219)	$(70,433)	$(342,508)
Prior service cost	(17,507)	(16,967)	586,063
Net obligation at transition	-	-	-
Deferred tax benefit (expense)	123,327	29,716	(82,809)
Amount recognized	$(239,399)	$(57,684)	$160,746

Funded Status
Benefit obligation	$(1,218,218)	$(1,314,506)	$(1,410,954)
Fair value of assets	-	-	-
Unrecognized net actuarial (gain)/loss	-	-	-
Unrecognized net obligation at transition	-	-	-
Unrecognized prior service cost	-	-	-
(Accrued)/prepaid benefit cost included in other liabilities	$(1,218,218)	$(1,314,506)	$(1,410,954)

Notes to Consolidated Financial Statements

	2011	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$106,225	$118,478	$188,139
Interest cost	72,273	84,637	104,410
Expected return on plan assets	-	-	-
Amortization of prior service cost	540	46,885	46,885
Amortization of net obligation at transition	-	-	-
Recognized net actuarial (loss) gain	-	(15,493)	8,125
Net periodic benefit cost	$179,038	$234,507	$347,559

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	2011	2010	2009

Net (gain)/loss	$(274,786)	$272,075	$(630,310)
Prior service cost	-	(556,145)	-
Amortization of prior service cost	(540)	(46,885)	(46,885)
Net obligation at transition	-	-	-
Amortization of net obligation a transition	-	-	-
Total recognized	(275,326)	(330,955)	(677,195)

Less: Income tax effect	(93,613)	(112,525)	(230,246)
Net amount recognized in other comprehensive (income) loss	$(181,717)	$(218,430)	$(446,949)

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive (Income) Loss before Income Tax

2011	2010	2009
$(96,288)	$(96,448)	$(329,636)

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table.

	2011	2010	2009
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate used for net periodic pension cost	5.50%	6.00%	6.00%
Discount rate used for disclosures	4.50%	5.50%	6.00%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%

Notes to Consolidated Financial Statements

Estimated future benefit payments which reflect expected future service, as appropriate, are as follows.

Payment Dates	Amount
For the 12 months ended:
December 31, 2012	$1,016
December 31, 2013	2,220
December 31, 2014	3,645
December 31, 2015	3,674
December 31, 2016	89,857
Thereafter	654,170

401(k) Plan

The Company has a defined contribution retirement plan under Internal Revenue Code (“Code”) Section 401(k) covering employees who have completed 3 months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make, an annual matching contribution, equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company’s 401(k) expenses for the years ended December 31, 2011, 2010  and  2009 were $654,000, $662,000, and $154,000, respectively.

Deferred Compensation Plan

The Company also maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan”). This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $17,829, $5,532, and $9,409 for the years ended December 31, 2011, 2010, and 2009, respectively.

Concurrent with the establishment of the deferred compensation plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the deferred compensation plan.  The Company has recorded in other assets $1,145,876,  $1,112,442 and $1,077,553  representing cash surrender value of these policies for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 8.	Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares if acquired directly from the Company as newly issued shares under the DRSPP.  No new shares were issued during 2011, 2010, or 2009. The Company has 236,529 shares available for issuance under the DRSPP at December 31, 2011.

Note 9.	Commitments and Contingent Liabilities

The Bank has entered into four banking facility leases of greater than one year.

The first lease was entered into on January 31, 1999.  The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank’s Sudley Road, Manassas branch.  The Bank renewed the lease January 31, 2004 and again on January 31, 2009. Rent for 2012 is expected to be $218,000.

The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001, and was renegotiated in January 2011.  The renegotiated lease begins on May 31, 2011 and provides for an original five-year term with the right to renew for one additional five-year period beginning on June 1, 2016. Annual rent is $48,000 for the first five years.

Notes to Consolidated Financial Statements

The third lease is for the property in Haymarket, Virginia where the Bank opened its ninth full-service branch office in December 2009.  The term of the lease is 20 years after the branch opening with two additional options for five years each. The projected rent for 2012 is $172,000, and will increase 3% annually.

The fourth lease is for the property in Bristow, Virginia where the Bank opened its tenth full-service branch office in July 2009.  The lease will expire ten years after the branch opening with two additional options for five years each. The projected rent for 2012 is $186,000, and will increase 3% annually.

Total rent expense was $621,564, $577,693, and $520,464 for 2011, 2010, and 2009, respectively, and was included in occupancy expense.

The Bank has one data processing contractual obligation of greater than one year.  The contractual expense for the Bank’s largest primary contractual obligation is for core data processing, and totaled $1,011,998, and $894,569  for 2011 and 2010, respectively. In addition to core data processing, this contract provides for interchange processing where the expense is based on interchange volume. The interchange expense for 2011 was $574,065, but was offset by interchange income on those same transaction. The term of the current data processing obligation began in July 2009, and ends in June 2015.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term non-cancellable lease agreements:

Period	Amount
2012	$1,976,670
2013	2,031,925
2014	2,106,530
2015	1,391,101
2016	666,661
Thereafter	6,935,477
Total	$15,108,364

As a member of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances.  For the final weekly reporting period in the years ended December 31, 2011 and 2010 the aggregate amounts of daily average required balances were approximately $17,076,000 and $14,700,000, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

The components of the net deferred tax assets included in other assets at December 31, 2011 and 2010 are as follows:

Notes to Consolidated Financial Statements
	2011	2010
Deferred tax assets:
Allowance for loan losses	$2,287,629	$2,144,446
Securities available for sale	708,746	1,099,301
Impairment on securities	784,861	883,214
Interest on nonaccrual loans	63,700	15,336
Accrued vacation	141,501	133,450
SERP obligation	413,936	446,673
Accumulated depreciation	8,917	130,951
Restricted stock	151,748	123,208
Other	441,276	291,680
	5,002,314	5,268,259
Deferred tax liabilities:
Other	1,158	780
	1,158	780
Net deferred tax assets	$5,001,156	$5,267,479

The Company has not recorded a valuation allowance for deferred tax assets as management feels it is more likely than not, that they will be ultimately realized.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
	2011	2010	2009

Current tax expense	$1,554,001	$1,947,326	$2,030,384
Deferred tax (benefit)	(118,646)	(854,412)	(874,440)
	$1,435,355	$1,092,914	$1,155,944

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31, 2011 are summarized as follows:

Notes to Consolidated Financial Statements

	2011	2010	2009

Computed "expected" tax expense	$1,887,942	$1,618,472	$1,554,962
Decrease in income taxes resulting from:
Tax-exempt interest income	(379,844)	(421,749)	(369,404)
Other	(72,743)	(103,809)	(29,617)
	$1,435,355	$1,092,914	$1,155,941

Note 11.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock.

	2011		2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,666,206	$1.12	3,627,016	$1.01	3,593,337	$0.95

Effect of dilutive securities, stock-based awards	17,955		16,093		9,494

Diluted earnings per share	3,684,161	$1.12	3,643,109	$1.01	3,602,831	$0.95

There were 23,732 options with a strike price above the Company’s common stock closing sales price of $10.85, $12.94, and $12.35 on December 31, 2011. 2010, and 2009, respectively that were excluded from the earnings per share calculation.

Note 12.	Equity Compensation

Stock Incentive Plan (2009)

On May 19, 2009, the shareholders of the Company approved the  Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain key employees for purchase of the Company’s stock.  The effective date of the plan was March 19, 2009 and a termination date no later than December 31, 2019.  The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions. The Plan authorized for issuance 350,000 shares of the Company’s common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain key employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  The Company did not grant stock options in 2011, 2010 and 2009.

Notes to Consolidated Financial Statements

Non–employee Director Stock Options

The Company previously issued stock options to non-employee directors under its Omnibus Stock Ownership and Long Term Incentive Plan.  Under that plan, each non-employee director of the Company or its subsidiary received an option grant covering 2,240 shares of Company common stock on April 1 of each year during the five-year term of the plan.  The exercise price of awards was fixed at the fair market value of the shares on the date the option was granted.  The Company did not grant stock options in 2011, 2010 and 2009.

Restricted Shares

Restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded.  The restricted shares issued to certain officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Compensation expense for these shares is accrued over the three year period. During the quarter ended March 31, 2010, the restricted shares previously issued to non-employee directors were no longer subject to a vesting period, and the previously deferred compensation expense on these shares was fully recognized during 2010. In 2011, compensation expense for the non-employee director shares was recognized at the date the shares were granted.

During 2011, 2010, and 2009, the Company granted awards of non-vested shares to certain officers and vested shares (effective March 31, 2010) to non-employee directors under the above-described incentive plans: 9,714;  9,784; and 15,050 of non-vested restricted stock to executive officers and 4,752;  5,553; and  8,450 of vested restricted stock to directors on February 17, 2011; March 5, 2010; and February 18, 2009, respectively. Compensation expense for vested and non-vested shares, net of forfeiture and tax effect, amounted to $136,593 in 2011, $246,789 in 2010, including an acceleration for previously deferred expense, and $208,666 in 2009,  respectively.

The Company granted 9,714 and 9,784 of performance-based stock rights to certain officers on February 17, 2011 and March 5, 2010,  respectively, under the plan.

The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers  are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  They are also subject to the Company reaching a predetermined three year performance average on the return on average equity ratio as compared to a predetermined peer group of banks.  Compensation expense for performance-based stock rights amounted to $116,048 in 2011 and $105,890 in 2010.

A summary of the status of options granted under the Plans is presented below:

	2011			2010		2009
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1,	42,266	$10.84		62,480	$9.96	77,180	$9.84
Granted	-			-		-
Exercised	(18,534)	8.07		(20,214)	8.12	(10,720)	9.15
Expired						(3,980)	9.75
Forfeited	-			-		-
Outstanding at December 31,	23,732	$13.00	$-	42,266	$10.84	62,480	$10.84
________________
Weighted-average fair value per option of options granted during the year	$-			$-			$-

(1) The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the December 31, 2011 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.  The aggregate intrinsic value will change based on the changes in the market value of the Company’s stock.

Notes to Consolidated Financial Statements

Cash received from options exercised, exclusive of tax benefit, under all share based payment arrangements for the years ended December 31, 2011, 2010 and 2009, were $149,569, $164,160 and $98,040, respectively.  The actual tax benefit realized for the tax deductions from options exercised were $33,083, $45,143 and $10,162 for 2011, 2010 and 2009, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $97,303, $161,271 and $35,838, respectively.

The status of the options outstanding as of December 31, 2011 for the Omnibus Stock Ownership and Long-Term Incentive Plan is as follows:

	Options Outstanding		Options Exercisable
Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.08	23,732	$13.00	23,732	$13.00

A summary of the status of the Company’s nonvested shares is presented below:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	33,772		47,282		38,219

Granted	14,466	$14.30	15,337	$13.78	23,500	$10.06
Vested	(15,666)		(28,847)		(10,585)
Forfeited	-		-		(3,852)
Nonvested at December 31,	32,572		33,772		47,282

A summary of the status of the Company’s nonvested performance-based stock rights is presented below:

	2011		2010		2009
	Performance Based Stock Rights	Weighted Average Fair Value at 12/31/2011	Performance Based Stock Rights	Weighted Average Fair Value at 12/31/2010	Performance Based Stock Rights	Weighted Average Fair Value at 12/31/2009
Nonvested at January 1,	22,858		13,074

Granted	9,714		9,784		15,050
Vested	-		-		-
Forfeited	-		-		(1,976)
Nonvested at December 31,	32,572	$12.44	22,858	$11.65	13,074	$10.06

As of December 31, 2011, there was $101,950 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of three years.

Notes to Consolidated Financial Statements

Note 13.	Federal Home Loan Bank Advances and Other Borrowings

The Company’s borrowings from the FHLB was $25.0 million at December 31, 2011 and December 31, 2010.  At December 31, 2011 and 2010, the interest rates on FHLB advances ranged from 4.46% to 3.02% and the weighted average interest rate was 3.92%.

At December 31, 2011, the Bank had an available line of credit with the FHLB with a borrowing limit of approximately $111.8 million. FHLB advances and available line of credit were secured by certain first and second lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank.  As of December 31, 2011, the book value of eligible loans totaled approximately $217.4  million.  At December 31, 2010, the advances were secured by similar loans totaling $246.1 million.  The amount of available credit is limited to 88% of qualifying collateral for one-to-four unit single-family residential loans, 75% for home equity loans and 50% for commercial real estate loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets. The contractual maturities of FHLB advances are as follows:

	2011	2010
Due in 2013	$15,000,000	$15,000,000
Due in 2014	10,000,000	10,000,000
	$25,000,000	$25,000,000

As additional sources of liquidity, the Bank has available federal funds purchased lines of credit with seven different commercial banks totaling $54.5 million, and the Federal Reserve Bank of Richmond for $3.6 million.  At December 31, 2011, none of the available federal funds purchased lines of credit with various commercial banks were in use.

Note 14.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  As of December 31, 2011, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $3.92 million.

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

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$70,737	$62,798
Standby letters of credit	3,992	4,412
	$74,729	$67,210

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

The Bank uses the interest rate swap to reduce interest rate risks and to manage interest income.  The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate expense on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020.  Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70% repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%. The net interest expense on the interest rate swap was $117,238 for 2011 and $34,673 for 2010.

The Company also entered into two swap agreements dated August 15, 2011 to manage the interest rate risk related to two commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate through 2021.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus 3.55% repricing on the same date as the loans and pays interest at the fixed rate of 5.875%. The net interest income on the interest rate swaps was a reduction of $31,130 in 2011.

Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income (commercial loan swaps) and interest expense (debentures).  These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

The effects of derivative instruments on the Consolidated Financial Statements for December 31, 2011 and 2010 are as follows:

(In thousands except as noted)	December 31, 2011
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
2010 Interest rate swap-10 year cash flow	$4,000	$(452)	Other Liabilities	9/15/2020
2011 Interest rate swap-10 year cash flow	2,117	88	Other Assets	8/15/2021
2011 Interest rate swap-10 year cash flow	2,245	91	Other Assets	8/15/2021

	December 31, 2011
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
2010 Interest rate swap-10 year cash flow	$(311)	Not applicable	$-
2011 Interest rate swap-10 year cash flow	58	Not applicable	-
2011 Interest rate swap-10 year cash flow	60	Not applicable	-
	$(193)		$-

Notes to Consolidated Financial Statements

	December 31, 2010
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
2010 Interest rate swap-10 year cash flow	$4,000	$19	Other Assets	9/15/2020

	December 31, 2010
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap-10 year cash flow	$12	Not applicable	$-

Note 17.	Fair Value Measurement

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

Level 2 –
Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market

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

Interest rate swaps: Cash flow interest rate swaps are classified within level 2 with fair values determined by quoted market prices and mathematical models using current an historical data.

Notes to Consolidated Financial Statements

The following table presents the balances of financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 by levels within the valuation hierarchy:

		Fair Value Measurements at Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Signicant Unobservable Inputs (Level 3)
Assets at December 31, 2011 available for sale securities:
Obligations of U.S. Government corporations and agencies	$39,572	$-	$39,572	$-
Obligations of states and political subdivisions	7,394	-	7,394	-
Corporate bonds	335	-	-	335
Mutual funds	349	349	-	-
Total available for sale securities	47,650	349	46,966	335

Interest rate swap	179	-	179	-
Total assets at fair value	$47,829	$349	$47,145	$335

Liabilities at December 31, 2011
Interest rate swap	452	-	452	-
Total liabilities at fair value	$452	$-	$452	$-

Assets at December 31, 2010 available for sale securities:
Obligations of U.S. Government corporations and agencies	$40,032	$-	$40,032	$-
Obligations of states and political subdivisions	5,619	-	5,619	-
Corporate bonds	552	-	-	552
Mutual funds	326	326	-	-
FHLMC preferred stock	9	-	9	-
Total available-for sale securities	46,538	326	45,660	552

Interest rate swap	19	-	19	-
Total assets at fair value	$46,557	$326	$45,679	$552

Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2011 and 2010 were as follows:

Notes to Consolidated Financial Statements

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2011	Included in earnings	Included in Other Comprehensive Income	Transfers inand/or out of Level 3 and 2	Balance December 31, 2011
Available-for-sale securities	$552	$(189)	$(28)	$-	$335

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2010	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2010
Available-for-sale securities	$1,912	$(1,394)	$34	$-	$552

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Other Real Estate Owned (OREO):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3.

Management believes that the fair value component in its valuation follows the provisions of ASC 820.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at December 31, 2011
(In thousands)	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Impaired loans, net	$1,855	$-	$-	$1,855
Other real estate owned, net	1,776	-	1,776	-

	Carrying Value at December 31, 2010
(In thousands)	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Impaired loans, net	$188	$-	$-	$188
Other real estate owned, net	2,821	-	2,821	-

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amounts of cash and short-term instruments with a maturity of three months or less approximate fair value. Instruments with maturities of greater than three months are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similiar instruments.

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

Notes to Consolidated Financial Statements

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

Federal Funds Purchased

The carrying amounts of the Company’s federal funds purchased approximate fair value.

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

At December 31, 2011 and 2010, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

Notes to Consolidated Financial Statements

	December 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$72,152	$72,199	$47,171	$47,171
Federal funds sold	8	8	11	11
Securities	47,649	47,649	46,538	46,538
Restricted investments	2,543	2,543	3,388	3,388
Loans, net	452,086	463,449	460,442	479,009
Accrued interest receivable	1,534	1,534	1,488	1,488
Interest rate swap	179	179	19	19
BOLI	11,621	11,621	11,202	11,202
Total financial assets	$587,772	$599,182	$570,259	$588,826

Financial liabilities:
Deposits	$530,569	$535,567	$520,056	$524,324
FHLB advances	25,000	26,023	25,000	26,247
Company obligated mandatorily redeemable capital securities	4,124	4,982	4,124	4,696
Accrued interest payable	401	401	464	464
Interest rate swap	452	452	-	-
Total financial lialilities	$560,546	$567,425	$549,644	$555,731

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

Note 18.	Other Operating Expenses

The principal components of “Other operating expenses” in the Consolidated Statements of Income are:

	2011	2010	2009
Postage and courier expenses	$193,817	$303,645	$327,493
Paper and supplies	170,697	251,895	276,828
Taxes, other than income taxes	287,670	308,221	313,183
Charge-offs, other than loan charge-offs	273,083	388,121	489,007
Telephone	316,171	285,843	258,011
Directors' compensation	234,868	445,678	339,613
Other (no items exceed 1% of total revenue)	1,194,717	929,012	1,021,424
	$2,671,025	$2,912,415	$3,025,559

Notes to Consolidated Financial Statements

Directors’ compensation is allocated and expensed separately at both the Bank and at the parent company. The above year to year comparisons of directors’ compensation are on a consolidated basis.

Note 19.	Concentration Risk

The Company maintains its cash accounts in several correspondent banks.  The total amount of cash on deposit in those banks did not exceed the federally insured limits at December 31, 2011 and 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank’s actual capital amounts and ratios are also presented in the following table. No amount was deducted from capital for interest-rate risk.

Notes to Consolidated Financial Statements

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital (to risk weighted assets):
Consolidated	$58,400	13.3%	$35,106	8.0%	N/A	N/A
The Fauquier Bank	$56,640	12.9%	$35,113	8.0%	$43,892	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	$52,899	12.1%	$17,553	4.0%	N/A	N/A
The Fauquier Bank	$51,138	11.7%	$17,557	4.0%	$26,335	6.0%
Tier 1 capital (to average assets):
Consolidated	$52,899	8.7%	$24,332	4.0%	N/A	N/A
The Fauquier Bank	$51,138	8.4%	$24,266	4.0%	$30,333	5.0%

As of December 31, 2010:
Total capital (to risk weighted assets):
Consolidated	$55,728	12.6%	$35,535	8.0%	N/A	N/A
The Fauquier Bank	$54,926	12.4%	$35,499	8.0%	$44,374	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	$50,170	11.3%	$17,765	4.0%	N/A	N/A
The Fauquier Bank	$49,370	11.1%	$17,749	4.0%	$26,624	6.0%
Tier 1 capital (to average assets):
Consolidated	$50,170	8.2%	$24,362	4.0%	N/A	N/A
The Fauquier Bank	$49,370	8.1%	$24,351	4.0%	$30,438	5.0%

Note 21.	Company-Obligated Mandatorily Redeemable Capital Securities

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

Total capital securities at December 31, 2011 and 2010 were $4,124,000.  The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date.  The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company.  The capital securities are guaranteed by the Company on a subordinated basis.

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

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Balance Sheets
December 31, 2011 and 2010

	December 31,
Assets	2011	2010
Cash on deposit with subsidiary bank	$329,236	$434,739
Interest-bearing deposits at other banks	1,450,000	450,000
Investment in subsidiaries, at cost, plus equity in undistributed net income	50,117,530	47,292,908
Other assets	347,299	185,153
Total assets	$52,244,065	$48,362,800

Liabilities and Shareholders' Equity
Company-obligated mandatorily redeemable capital securities	$4,124,000	$4,124,000
Other liabilities	549,205	133,237
Total liabilities	4,673,205	4,257,237
Shareholders' Equity
Common stock	11,384,392	11,277,346
Retained earnings, which are substantially distributed earnings of subsidiaries	37,503,865	34,892,905
Accumulated other comprehensive income (loss)	(1,317,397)	(2,064,688)
Total shareholders' equity	47,570,860	44,105,563

Total liabilities and shareholders' equity	$52,244,065	$48,362,800

Notes to Consolidated Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Income
For Each of the Three Years in the Period Ended December 31, 2011

	2011	2010	2009
Income
Interest Income	$9,973	$316	$-
(Loss) on impairment of securities	-	-	(112,920)
Dividends from Subsidiaries	2,761,484	3,315,023	2,877,259
	2,771,457	3,315,339	2,764,339
Expenses
Interest expense	198,859	117,316	109,051
Legal and professional fees	143,050	250,805	485,506
Directors' fees	256,565	301,978	203,663
Miscellaneous	34,204	103,807	217,658
	632,678	773,906	1,015,878
Income before income tax benefits and equity in undistributed net income of subsidiaries	2,138,779	2,541,433	1,748,461

Income tax benefit	(211,720)	(205,606)	(434,664)

Income before equity in undistributed net income of subsidiaries	2,350,499	2,747,039	2,183,125

Equity in undistributed net income of subsidiaries	1,766,916	920,277	1,234,353
Net income	$4,117,415	$3,667,316	$3,417,478

Notes to Consolidated Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2011

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$4,117,415	$3,667,316	$3,417,478
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(1,766,916)	(920,277)	(1,234,353)
Deferred tax benefit		131,457	(50,844)
Tax benefit of nonqualified options exercised	(33,083)	(54,832)	(10,162)
Amortization of unearned compensation	136,593	246,789	208,666
(Increase) decrease in other assets	12,171	(28,469)	481,873
Increase in other liabilities	(35,681)	27,773	37,055
Net cash provided by operating activities	2,430,499	3,069,757	2,849,713

Cash Flows from Financing Activities
Cash dividends paid	(1,761,483)	(2,615,023)	(2,877,259)
Issuance of common stock	225,481	308,865	108,202
Net cash (used in) financing activities	(1,536,002)	(2,306,158)	(2,769,057)

Increase (decrease) in cash and cash equivalents	894,497	763,599	80,656

Cash and Cash Equivalents
Beginning	884,739	121,140	40,484

Ending	$1,779,236	$884,739	$121,140

Note 23.	Subsequent Event

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

As of December 31, 2011, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2011, based on those criteria.

No changes were made in Management’s internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company required by this item is contained in the Company’s definitive proxy statement for the 2012 annual meeting of shareholders to be held on May 15, 2012 (the “2012 proxy statement”) under the captions “Election of Class I Directors,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. Please see Exhibit 14 in the exhibit list contained in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive and director compensation is contained in the Company’s 2012 proxy statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in the Company’s 2012 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	22,052(1)	$10.84	294,177(2)

Equity compensation plans not approved by security holders	-		-

Total	22,052	$10.84	294,177

(1)	Consists of shares underlying options that were granted under the Company’s Omnibus Stock Ownership and Long Term Incentive Plan, which expired December 31, 2009.

(2)	Consists of 350,000 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Stock Incentive Plan approved by security holders on May 19, 2009.

For additional information concerning the material features of the Company’s equity compensation plans please see Note 12 of our Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Company’s 2012 proxy statement under the captions “Meetings and Committees of the Board of Directors” and “Related Party Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Company’s 2012 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) -Financial Statements

The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Independent Auditors’ Report
Consolidated Balance Sheets - December 31, 2011 and December 31, 2010
Consolidated Statements of Income -Years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows -Years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements -Years ended December 31, 2011, 2010, and 2009

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

10.1.1	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.2	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.3	Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to Form S-8 filed August 21, 2009.

10.3.1	Form of Incentive Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 8-K filed March 15, 2010

10.3.2	Form of Nonstatutory Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 8-K filed March 15, 2010

10.3.3	Form of Restricted Stock Award Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 8-K filed March 15, 2010.

10.4	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.

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

10.6.1
First Amendment, dated March 26, 2008, to Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, incorporated by reference to Exhibit 10.6.1 in Form 10-K filed March 11, 2011.

10.7	Employment Agreement, dated November 7, 2011, between Fauquier Bankshares, Inc., The Fauquier Bank and Eric P. Graap, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2011.

10.8	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated October 21, 2010, incorporated by reference to Exhibit 10.15 to Form 10-Q filed November 8, 2010.

10.8.1	Form of Participation Agreement for Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15.1 to Form 10-Q filed November 8, 2010.

10.9	Base Salaries for Named Executive Officers.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-Q filed August 11, 2006.

21	Subsidiaries of the Fauquier Bankshares, Inc., incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated: March 16, 2012

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	March 16, 2012
John B. Adams, Jr

/s/ Randy K. Ferrell	President & Chief Executive Officer, Director	March 16, 2012
Randy K. Ferrell	(principal executive officer)

/s/ Eric P. Graap	Executive Vice President & Chief Financial Officer, Director	March 16, 2012
Eric P. Graap	(principal financial and accounting officer)

/s/ Randolph T. Minter	Vice Chairman, Director	March 16, 2012
Randolph T. Minter

/s/ Randolph D. Frostick	Director	March 16, 2012
Randolph D. Frostick

/s/ Douglas C. Larson	Director	March 16, 2012
Douglas C. Larson

/s/ Jay B. Keyser	Director	March 16, 2012
Jay B. Keyser

/s/ Brian.S. Montgomery	Director	March 16, 2012
Brian.S. Montgomery

/s/ P. Kurt Rodgers	Director	March 16, 2012
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 16, 2012
Sterling T. Strange III