Form 10-Q
period 2012-03-31
FAUQUIER BANKSHARES, INC.
filed 2012-05-11
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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
Yes ☒ No☐

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
Yes☐ No ☒

The registrant had 3,695,160 shares of common stock outstanding as of May 4, 2012.

FAUQUIER BANKSHARES, INC.

Index

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,534,587	$5,544,545
Interest-bearing deposits in other banks	40,143,034	66,607,776
Federal funds sold	7,906	7,904
Securities available for sale, net	56,511,993	47,649,479
Restricted investments	2,557,300	2,543,200
Loans	457,214,931	458,813,851
Allowance for loan losses	(6,877,319)	(6,728,320)
Net loans	450,337,612	452,085,531
Bank premises and equipment, net	15,076,195	14,788,611
Accrued interest receivable	1,464,358	1,533,758
Other real estate owned, net of allowance	1,776,000	1,776,000
Bank-owned life insurance	11,725,479	11,621,158
Other assets	10,077,679	10,066,086
Total assets	$594,212,143	$614,224,048

Liabilities
Deposits:
Noninterest-bearing	$83,423,647	$75,310,509
Interest-bearing:
NOW accounts	169,850,661	184,383,523
Savings accounts and money market accounts	106,853,421	107,004,349
Time deposits	151,051,549	163,871,068
Total interest-bearing	427,755,631	455,258,940
Total deposits	511,179,278	530,569,449

Federal Home Loan Bank advances	25,000,000	25,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	5,853,350	6,959,739
Commitments and contingencies	-	-
Total liabilities	546,156,628	566,653,188

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2012: 3,695,160 shares including 31,423 nonvested shares: 2011: 3,669,758 shares including 32,572 nonvested shares	11,467,497	11,384,392
Retained earnings	38,118,777	37,503,865
Accumulated other comprehensive income (loss), net	(1,530,759)	(1,317,397)
Total shareholders' equity	48,055,515	47,570,860

Total liabilities and shareholders' equity	$594,212,143	$614,224,048

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2012 and 2011

	2012	2011
Interest Income
Interest and fees on loans	$6,120,665	$6,505,194
Interest and dividends on securities available for sale:
Taxable interest income	265,969	240,107
Interest income exempt from federal income taxes	61,508	57,884
Dividends	21,633	10,690
Interest on federal funds sold	4	7
Interest on deposits in other banks	37,456	25,003
Total interest income	6,507,235	6,838,885

Interest Expense
Interest on deposits	815,082	1,007,396
Interest on federal funds purchased	14	13
Interest on Federal Home Loan Bank advances	246,813	244,246
Distribution on capital securities of subsidiary trusts	49,933	49,101
Total interest expense	1,111,842	1,300,756

Net interest income	5,395,393	5,538,129

Provision for loan losses	500,000	462,501

Net interest income after provision for loan losses	4,895,393	5,075,628

Other Income
Trust and estate income	341,557	301,868
Brokerage income	81,676	111,690
Service charges on deposit accounts	691,924	672,455
Other service charges, commissions and income	366,417	349,494
Total other-than-temporary impairment losses on securities	-	(228,306)
Less: Portion of gain/(loss) recognized in other comprehensive income before taxes	-	(39,179)
Net other-than-temporary impairment losses on securities	-	(189,127)
Gain on sale of securities	401	1,013
Total other income	1,481,975	1,247,393

Other Expenses
Salaries and benefits	2,704,352	2,709,575
Occupancy expense of premises	471,558	476,141
Furniture and equipment	276,171	318,436
Marketing expense	164,726	137,516
Legal, audit and consulting expense	257,444	269,681
Data processing expense	311,618	295,359
Federal Deposit Insurance Corporation expense	117,146	197,797
(Gain) loss on sale or impairment and expense of other real estate owned	5,037	-
Other operating expenses	802,642	726,227
Total other expenses	5,110,694	5,130,732

Income before income taxes	1,266,674	1,192,289

Income tax expense	312,859	271,403

Net Income	$953,815	$920,886

Earnings per Share, basic	$0.26	$0.25

Earnings per Share, assuming dilution	$0.26	$0.25

Dividends per Share	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended March 31, 2012 and 2011

	2012	2011
Net Income	$953,815	$920,886
Other comprehensive income (loss), net of tax:
Change in fair value of securities available-for-sale net of tax benefit of $28,659 in 2012 and tax of $17,293 in 2011	(55,632)	33,569
Interest rate swap, net of tax benefit of $81,119 in 2012 and $18,157 in 2011	(157,466)	35,247
Adjustment for reclassification for other than temporary impairment net of tax benefit of $64,304 in 2011	-	124,824
Adjustment for gain on sale of securities available for sale, net of taxes of $137 in 2012 and $344 in 2011	(264)	(669)
Total other comprehensive income (loss) net of tax	(213,362)	192,971
Comprehensive Income	$740,453	$1,113,857

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2012 and 2011

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$11,277,346	$34,892,905	$(2,064,688)	$44,105,563
Net income		920,886		920,886
Other comprehensive income net of tax of $99,409			$192,971	192,971

Cash dividends ($.12 per share)		(440,371)		(440,371)
Amortization of unearned compensation, restricted stock awards		35,279		35,279
Issuance of common stock - nonvested shares (10,914 shares)	34,161	(34,161)		-
Issuance of common stock - vested shares (4,752 shares)	14,874	53,080		67,954
Exercise of stock options	58,011	91,558		149,569
Balance, March 31, 2011	$11,384,392	$35,519,176	$(1,871,717)	$45,031,851

Balance, December 31, 2011	$11,384,392	$37,503,865	$(1,317,397)	$47,570,860
Net income		953,815		953,815
Other comprehensive income net of tax of $109,915			(213,362)	(213,362)

Cash dividends ($.12 per share)		(443,419)		(443,419)
Amortization of unearned compensation, restricted stock awards		34,468		34,468
Issuance of common stock - nonvested shares (13,074 shares)	40,922	(40,922)
Issuance of common stock - vested shares (13,477 shares)	42,183	110,970		153,153
Balance, March 31, 2012	$11,467,497	$38,118,777	$(1,530,759)	$48,055,515

See accompanying Notes to Consolidated Financial Statements

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Cash Flows from Operating Activities
Net income	$953,815	$920,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280,521	303,682
Provision for loan losses	500,000	462,501
(Gain) on sale and call of securities	(401)	(1,013)
Loss on impairment of securities	-	189,127
Amortization of security premiums, net	6,235	24,968
Amortization of unearned compensation, net of forfeiture	34,468	35,279
Changes in assets and liabilities:
(Increase) in other assets	(115,167)	(195,357)
(Decrease) increase in other liabilities	(1,166,406)	126,928
Net cash provided by operating activities	493,065	1,867,001

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	3,945,970	3,081,822
Purchase of securities available for sale	(12,899,010)	(5,350,526)
Purchase of premises and equipment	(568,105)	(322,455)
Purchase of restricted securities	(14,100)	-
Net decrease in loans	1,247,919	4,882,418
Net cash (used in) provided by investing activities	(8,287,326)	2,291,259

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(6,570,652)	2,138,481
Net (decrease) in certificates of deposit	(12,819,519)	(7,681,936)
Cash dividends paid on common stock	(443,419)	(440,371)
Issuance of common stock	153,153	217,523
Net cash (used in) financing activities	(19,680,437)	(5,766,303)

(Decrease) in cash and cash equivalents	(27,474,698)	(1,608,043)

Cash and Cash Equivalents
Beginning	72,160,225	47,182,499

Ending	$44,685,527	$45,574,456

Supplemental Disclosures of Cash Flow Information
Cash payments for
Interest	$1,104,541	$1,291,761

Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale, net of tax effect	$(55,896)	$157,724
Foreclosed assets acquired in settlement of loans	$-	$412,000
Unrealized gain (loss) on interest rate swap, net of taxes	$(157,466)	$35,247

See accompanying Notes to Consolidated Financial Statements.

Index

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2012 and December 31, 2011 and the results of operations for the three ended March 31, 2012 and  2011.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update ("ASU 2011-04"), “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board    to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards .  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company has included the required disclosures in its consolidated financial statements.

Index

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

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2010. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 , " Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities." This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The  Company has included the required disclosures in its consolidated financial statements.

Index

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	March 31, 2012
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$47,735,941	$851,915	$(50,492)	48,537,364
Obligations of states and political subdivisions	6,789,999	557,393	-	7,347,392
Corporate bonds	3,815,864	-	(3,539,396)	276,468
Mutual funds	339,430	11,339	-	350,769
	$58,681,234	$1,420,647	$(3,589,888)	$56,511,993

	December 31, 2011
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$38,811,926	$761,577	$(1,672)	39,571,831
Obligations of states and political subdivisions	6,791,235	604,331	(1,930)	7,393,636
Corporate bonds	3,793,807	-	(3,458,833)	334,974
Mutual funds	337,060	11,978	-	349,038
	$49,734,028	$1,377,886	$(3,462,435)	$47,649,479

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$1,016,394	$1,018,407
Due after one year through five years	14,997,818	15,029,029
Due after five years through ten years	11,018,650	11,562,585
Due after ten years	31,308,942	28,551,203
Equity securities	339,430	350,769
	58,681,234	56,511,993

There were no impairment losses on securities during the quarter ended March 31, 2012 and $189,000 during the quarter ended March 31, 2011.

During the quarter ended March 31, 2012, two securities were called totaling a fair value of $2.0 million, resulting in a gain of $401.

Index

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011, respectively.

	Less than 12 Months		12 Months or More		Total
March 31, 2012	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$7,948,340	$(50,492)	$-	$-	$7,948,340	$(50,492)
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds	-	-	276,468	(3,539,396)	276,468	(3,539,396)
Total temporary impaired securities	$7,948,340	$(50,492)	$276,468	$(3,539,396)	$8,224,808	$(3,589,888)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$1,997,300	$(1,672)	$-	$-	$1,997,300	$(1,672)
Obligations of states and political subdivisions	514,895	(1,930)	-	-	514,895	(1,930)
Corporate bonds			334,974	(3,458,833)	334,974	(3,458,833)
Total temporary impaired securities	$2,512,195	$(3,602)	$334,974	$(3,458,833)	$2,847,169	$(3,462,435)

The nature of securities which were temporarily impaired for a continuous 12 month period or more at March 31, 2012 consisted of four corporate bonds with a cost basis net of other-than-temporary impairment (“OTTI”)  totaling $3.8 million and a temporary loss of approximately $3.5 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody’s Analytics employs a two-step discounted cash-flow valuation process. The first step is to evaluate the financial condition of the individual creditors in order to estimate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions per bond. They have an estimated maturity of 25 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”).  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of March 31, 2012. All four bonds totaling $276,000 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.

Additional information regarding each of the pooled trust preferred securities as of March 31, 2012 follows:

Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit
$374,426	$5,994	50.0%	25.7%	24.3%	broken	C	$625,574	$243,165
1,624,770	226,845	67.7%	17.1%	15.2%	broken	Ca	375,230	922,630
1,271,911	29,507	61.5%	30.9%	7.6%	broken	Ca	728,089	819,987
544,757	14,122	64.0%	22.3%	13.7%	broken	C	455,243	350,219
$3,815,864	$276,468						$2,184,136	$2,336,001

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification (“ASC”) 320-10-35-34D:

Beginning balance as of December 31, 2011	$2,206,193
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	22,057
Ending balance as of March 31, 2012	$2,184,136

The carrying value of securities pledged to secure deposits and for other purposes amounted to $41.0 million and $37.3 million at March 31, 2012 and December 31, 2011, respectively.

The Company’s restricted investments include an equity investment in the Federal Home Loan Bank of Atlanta (“FHLB”). FHLB stock is generally viewed as a long-term investment and as a restricted investment which is carried at cost because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012, and no impairment has been recognized.

Index

Note 3.	Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of December 31, 2011 and for the Three Months Ended March 31, 2012
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2011	$794,647	$2,898,784	$195,376	$31,279	$1,584,277	$697,835	$526,122	$6,728,320
Charge-offs	(87,967)	(46,185)	-	(45,965)	(27)	(177,244)	-	(357,388)
Recoveries	2,786	-	-	2,100	1,451	50	-	6,387
Provision	79,036	(87,517)	(48,378)	40,152	285,028	297,539	(65,860)	500,000
Ending balance at 3/31/2012	$788,502	$2,765,082	$146,998	$27,566	$1,870,729	$818,180	$460,262	$6,877,319

Ending balances individually evaluated for impairment	$440,500	$-	$-	$-	$207,700	$-	$-	$648,200

Ending balances collectively evaluated for impairment	$348,002	$2,765,082	$146,998	$27,566	$1,663,029	$818,180	$460,262	$6,229,119

Loans Receivable
Individually evaluated for impairment	$789,571	$4,787,000	$-	$-	$3,241,148	$443,754		$9,261,473
Collectively evaluated for impairment	28,012,825	199,734,061	33,966,156	4,889,579	137,032,147	44,318,690		447,953,458
Ending balance at 3/31/2012	$28,802,396	$204,521,061	$33,966,156	$4,889,579	$140,273,295	$44,762,444		$457,214,931

	As of and for the Period Ended December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2010	$792,796	$2,320,692	$150,513	$314,580	$1,622,830	$1,105,782	$-	$6,307,193
Charge-offs	(599,320)	-	-	(60,251)	(596,607)	(471,752)	-	(1,727,930)
Recoveries	11,750	160,724	-	39,863	-	3,382	-	215,719
Provision	589,421	417,368	44,863	(262,913)	558,054	60,423	526,122	1,933,338
Ending balance at 12/31/2011	$794,647	$2,898,784	$195,376	$31,279	$1,584,277	$697,835	$526,122	$6,728,320

Ending balances individually evaluated for impairment	$434,844	$-	$-	$-	$207,700	$37,000	$-	$679,544

Ending balances collectively evaluated for impairment	$359,803	$2,898,784	$195,376	$31,279	$1,376,577	$660,835	$526,122	$6,048,776

Loans Receivable
Individually evaluated for impairment	$1,029,765	$4,455,999	$-	$-	$3,324,388	$564,996		$9,375,148
Collectively evaluated for impairment	28,030,939	196,964,153	38,111,739	5,451,186	135,721,739	45,158,947		449,438,703
Ending balance at 12/31/2011	$29,060,704	$201,420,152	$38,111,739	$5,451,186	$139,046,127	$45,723,943		$458,813,851

Index

Credit Quality Indicators

	As of March 31, 2012
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,967,615	$151,541,940	$33,966,156	$4,700,590	$123,501,621	$39,620,907	$374,298,829
Special mention	2,513,121	29,172,472	-	112,879	8,457,385	2,877,851	43,133,708
Substandard	4,868,558	23,806,649	-	76,110	7,311,964	2,263,686	38,326,967
Doubtful	453,102	-	-	-	1,002,325	-	1,455,427
Loss	-	-	-	-	-	-	-
Total	$28,802,396	$204,521,061	$33,966,156	$4,889,579	$140,273,295	$44,762,444	$457,214,931

	As of December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,794,642	$149,140,329	$38,111,739	$5,289,040	$128,181,706	$42,532,255	$384,049,711
Special mention	2,901,436	27,414,713	-	82,624	3,422,104	1,067,145	34,888,022
Substandard	4,814,459	24,795,110	-	79,522	6,261,650	2,013,489	37,964,230
Doubtful	550,167	70,000	-	-	1,180,667	111,054	1,911,888
Loss	-	-	-	-	-	-	-
Total	$29,060,704	$201,420,152	$38,111,739	$5,451,186	$139,046,127	$45,723,943	$458,813,851

Age Analysis of Past Due Loans Receivable

	As of March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and A ccruing	Nonaccruals
Commercial and industrial	$943,917	$-	$135,802	$1,079,719	$27,722,677	$28,802,396	$-	$789,573
Commercial real estate	2,900,669	74,431	265,813	3,240,913	201,280,148	204,521,061	-	601,251
Commercial construction	-	-	-	-	33,966,156	33,966,156	-	-
Consumer	126,560	30,140	-	156,700	4,732,879	4,889,579	-	-
Residential real estate	725,149	990,061	1,201,718	2,916,928	137,356,367	140,273,295	85,955	2,889,903
Home equity line of credit	579,807	129,790	357,473	1,067,070	43,695,374	44,762,444	-	565,526
Total	$5,276,102	$1,224,422	$1,960,806	$8,461,330	$448,753,601	$457,214,931	$85,955	$4,846,253

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$216,059	$164,011	$441,960	$822,030	$28,238,674	$29,060,704	$-	$986,927
Commercial real estate	1,655,903	946,185	252,490	2,854,578	198,565,574	201,420,152	-	252,490
Commercial construction	371,235	-	-	371,235	37,740,504	38,111,739	-	-
Consumer	139,389	29,398	17,525	186,312	5,264,874	5,451,186	-	3,707
Residential real estate	1,463,022	992,914	1,683,649	4,139,585	134,906,542	139,046,127	101,347	2,928,567
Home equity line of credit	348,105	150,031	53,942	552,078	45,171,865	45,723,943	-	450,248
Total	$4,193,713	$2,282,539	$2,449,566	$8,925,818	$449,888,033	$458,813,851	$101,347	$4,621,939

Index

Impaired Loans Receivable

	March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$198,457	$198,457	$-	$207,724	$1,240
Commercial real estate	4,787,000	4,787,000	-	4,797,196	102,966
Commercial construction	-	-	-	-	-
Residential real estate	1,970,979	1,970,979	-	1,977,100	1,717

With an allowance recorded
Commercial and industrial	591,114	591,114	440,500	591,539	506
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-
Residential real estate	1,713,923	1,713,923	207,700	1,726,487	2,824

Total
Commercial and industrial	789,571	789,571	440,500	799,263	1,746
Commercial real estate	4,787,000	4,787,000	-	4,797,196	102,966
Commercial construction	-	-	-	-	-
Residential real estate	3,684,902	3,684,902	207,700	3,703,587	4,541
Total	$9,261,473	$9,261,473	$648,200	$9,300,046	$109,253

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$345,763	$345,763	$-	$363,522	$16,884
Commercial real estate	4,455,998	4,455,998	-	4,516,083	377,074
Commercial construction	-	-	-	-	-
Residential real estate	2,038,951	2,038,951	-	2,082,239	40,409

With an allowance recorded:
Commercial and industrial	684,002	684,002	434,844	728,455	19,742
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-
Residential real estate	1,850,434	1,850,434	244,700	1,907,718	52,879

Total:
Commercial and industrial	1,029,765	1,029,765	434,844	1,091,977	36,626
Commercial real estate	4,455,998	4,455,998	-	4,516,083	377,074
Commercial construction	-	-	-	-	-
Residential real estate	3,889,385	3,889,385	244,700	3,989,957	93,288
Total	$9,375,148	$9,375,148	$679,544	$9,598,017	$506,988

No additional funds are committed to be advanced in connection with impaired loans.

Under authoritative accounting guidance, the above impaired loan disclosure does not exclude any commercial non-accrual loans at March 31, 2012 and December 31, 2011. Loans past due 90 days or more and still accruing interest at March 31, 2012 totaled $85,955. At March 31, 2011, there were no loans past due 90 days or more and still accruing interest.

Index

Troubled Debt Restructurings

For the three months ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Commercial construction	-	-	-
Consumer	-	-	-
Residential real estate	-	-	-
Home equity line of credit	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Commercial construction	-	-	-
Consumer	-	-	-
Residential real estate	-	-	-
Home equity line of credit	-	-	-

In the third quarter of 2011, the Company adopted the provisions of ASU 2011-02.  As a result of adopting the amendments in ASU No. 2011-02, the Company determined that there were four loans totaling $1,604,000 at December 31, 2011 which were classified as Troubled Debt Restructurings ("TDRs"). Upon identifying these receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35. There were no TDRs in the quarter ended March 31, 2012.

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(In thousands except as noted)	March 31, 2012	December 31, 2011	March 31, 2011
Non-accrual loans	$4,846	$4,621	$1,710
Other real estate owned	1,776	1,776	3,233
Other repossessed assets owned	-	15	5
Non-performing corporate bond investments, at fair value	276	335	324
Total non-performing assets	6,898	6,747	5,272
Restructured loans still accruing	$-	-	-
Loans past due 90 or more days and still accruing	86	101	-
Total non-performing and other risk assets	$6,984	$6,848	$5,272

Allowance for loan losses to total loans	1.50%	1.47%	1.45%
Non-accrual loans to total loans	1.06%	1.01%	0.37%
Allowance for loan losses to non-accrual loans	141.91%	145.61%	390.15%
Total non-accrual loans and restructured loans still accruing to total loans	1.06%	1.01%	0.37%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	141.91%	145.61%	390.15%
Total non-performing assets to total assets	1.16%	1.10%	0.89%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.  There were four loans at March 31, 2012 and December 31, 2011, totaling $1,574,088 and $1,603,843, respectively, that were both restructured and on non-accrual status.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

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

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (“Trust II”). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at March 31, 2012 and 2011 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company follows U.S. GAAP, FASB ASU 815-10-50 “Disclosures about Derivative Instruments and Hedging Activities”, which includes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The Company uses interest rate swaps to reduce interest rate risks and to manage net interest income.  The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020.  Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70% repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $27,359 for quarter ended March 31, 2012.

The Company also entered into two swap agreements dated August 15, 2011 to manage the interest rate risk related to two commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus 3.55% repricing on the same date as the loans and pays interest at the fixed rate of 5.875%.   The interest income on the interest rate swaps was a reduction $22,670 for quarter ended March 31, 2012.

Index

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

The effects of derivative instruments on the Consolidated Financial Statements for March 31, 2012 and December 31, 2011 are as follows:

(In thousands except as noted)	March 31, 2012
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(385)	Other Liabilities	9/15/2020
Interest rate swap-10 year cash flow	2,111	(62)	Other Liabilities	8/15/2021
Interest rate swap-10 year cash flow	2,235	(64)	Other Liabilities	8/15/2021

	March 31, 2012
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap-10 year cash flow	$(255)	Not applicable	$-
Interest rate swap-10 year cash flow	(41)	Not applicable	-
Interest rate swap-10 year cash flow	(42)	Not applicable	-
	$(338)		$-

	December 31, 2011
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	(452)	Other Liabilities	9/15/2020
Interest rate swap-10 year cash flow	2,117	88	Other Assets	8/15/2021
Interest rate swap-10 year cash flow	2,245	91	Other Assets	8/15/2021

	December 31, 2011
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap-10 year cash flow	$(298)	Not applicable	$-
Interest rate swap-10 year cash flow	58	Not applicable	-
Interest rate swap-10 year cash flow	60	Not applicable	-
	$(180)		$-

Index

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,680,230	$0.26	3,655,354	$0.25
Effect of dilutive securities, stock-based awards	11,614		14,175
	3,691,844	$0.26	3,669,529	$0.25

At March 31, 2012, there were no options outstanding.

Note 7.	Stock Based Compensation

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

The Company previously issued stock options to non-employee directors under its Non-employee Director Stock Option Plan, which expired in 1999.  Under that plan, each non-employee director of the Company or its subsidiary received an option grant covering 2,240 shares of Company common stock on April 1 of each year during the five-year term of the plan.  The first grant under the plan was made on May 1, 1995.  The exercise price of awards was fixed at the fair market value of the shares on the date the option was granted.  During the term of the plan, options for a total of 120,960 shares of common stock were granted.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant stock options during the three months ended March 31, 2012 or March 31, 2011. At March 31, 2012, there were no options outstanding.

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

The Company has granted awards of non-vested shares to certain officers and vested shares (effective March 31, 2010) to non-employee directors under the above-described incentive plans:11,925 shares, 9,714 shares and 9,784 shares of unvested restricted stock to executive officers and 5,632 shares, 4,752 shares and 5,553 shares of vested restricted stock to non-employee directors on February 16, 2012, February 17, 2011 and March 5, 2010, respectively.  Compensation expense for these non-vested shares amounted to $ 34,468 and $35,279, net of forfeiture, for the three months ended March 31, 2012 and 2011, respectively. The restricted shares issued to non-employee directors are no longer subject to a vesting period. Beginning in 2011, compensation expense for the non-employee director shares is recognized at the date the shares are granted.  During the quarter ended March 31, 2012, compensation expense for non-employee director shares was $68,035.

Index

The Company granted performance-based stock rights relating to 11,925, 9,714 and 9,784 shares to certain officers on February 16, 2012, February 17, 2011 and March 5, 2010, respectively, under the Plan.

The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  The award for 2010 is subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period.  The award for 2012 and 2011 is subject to the Company reaching a predetermined three year performance average on the return on average equity ratio as compared to a predetermined peer group of banks.  Compensation expense for performance-based stock rights amounted to $48,000 in both the quarters ended March 31, 2012, and 2011, respectively.

A summary of the status of options granted under the Plans is presented below:

Three Months Ended March 31, 2012
	Number of Shares	Weighted Average Exercise Price	Average Intrinsic Value (1)

Outstanding at January 1, 2012	23,732	$13.00
Granted	-
Exercised	-
Forfeited	(23,732)	13.00
Outstanding at March 31, 2012	-

Exercisable at end of quarter	-
Weighted-average fair value per option of options granted during the year

(1)     The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the March 31, 2012 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2012.  This amount changes based on the changes in the market value of the Company’s common stock.

No options were exercised during the three month period ended March 31, 2012. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $97,303.

A summary of the status of the Company’s non-vested restricted shares granted under the above-described plans is presented below:

	Three Months Ended March 31, 2012
	Shares	Weighted Average Fair Value

Nonvested at January 1, 2012	32,572	$12.44

Granted	11,925	12.08
Vested	(13,074)	10.06
Forfeited	-
Nonvested at March 31, 2012	31,423	13.30

Index

As of March 31, 2012, there was $262,137 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of three years.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	Three Months Ended March 31, 2012
	Performance Based Stock Rights	Weighted Average Fair Value
Nonvested at January 1, 2012	32,572	$12.44

Granted	11,925	12.08
Vested	(13,074)	10.06
Forfeited
Nonvested at March 31, 2012	31,423	13.30

Note 8.	Employee Benefit Plans

On December 20, 2007, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 replaced the defined benefit pension plan with an enhanced 401(k) plan.  On August 16, 2010, the Company received a favorable determination letter dated August 12, 2010 from the Internal Revenue Service for the December 31, 2011 termination date. Between January 1, 2010 and December 10, 2010, the Company distributed $7,203,754 of pension benefits, of which $7,086,067 was distributed between November 30, 2010 and December 10, 2010, and represented the final distribution upon the plan’s termination. On February 1, 2011, the Company filed a Post-Distribution Certification for Standard Termination with the Pension Benefit Guaranty Corporation.

The Company has a defined contribution retirement plan under Internal Revenue Code (“Code”) Section 401(k) covering employees who have completed 3 months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company’s 401(k) expenses for the quarters ended March 31, 2012 and 2011 were $171,464 and $163,530, respectively.

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

The Company has a nonqualified deferred compensation plan for a former key employee’s retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $8,322 and $711 for the quarters ended March 31, 2012 and 2011, respectively.

Concurrent with the establishment of the Deferred Compensation Plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the Deferred Compensation Plan.  The Company has recorded in other assets of $1,154,356 and $1,145,876 representing cash surrender value of these policies at March 31, 2012 and December 31, 2011, respectively.

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

Index

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any market activity then the security would fall to the lowest level of the hierarchy (Level 3). The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each and is therefore excluded from the following table.

Interest rate swaps: Interest rate swaps are recorded at fair value on a recurring basis. The Company utilities interest rate swap agreement as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company's interest-bearing assets and liabilities. The Company determine the fair value of its interest rate swap using externally developed pricing models based on market observable inputs and therefore classifies such valuation as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

Index

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signicant Unobservable Inputs (Level 3)
Assets at March 31, 2012
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$48,538	$-	$48,538	$-
Obligations of states and political subdivisions	7,347	-	7,347	-
Corporate bonds	276	-	-	276
Mutual funds	351	351	-	-
Total assets at fair value	$56,512	$351	$55,885	$276

Liabilities at March 31, 2012
Interest rate swap	511	-	511	-
Total liabilities at fair value	$511	$-	$511	$-

Assets at December 31, 2011
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$39,572	$-	$39,572	$-
Obligations of states and political subdivisions	7,394	-	7,394	-
Corporate bonds	335	-	-	335
Mutual funds	349	349	-
Total available-for sale securities	47,650	349	46,966	335

Interest rate swap	179	-	179	-
Total assets at fair value	$47,829	$349	$47,145	$335

Liabilities at December 31, 2011
Interest rate swap	452	-	452	-
Total liabilities at fair value	$452	$-	$452	$-

        Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the three months ended March 31, 2012 and year ended December 31, 2011 were as follows:

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2012	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance March 31, 2012
Available-for-sale securities	$335	$-	$(59)	$-	$276

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2011	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2011
Available-for-sale securities	$552	$(189)	$(28)	$-	$335

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

Index

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is in real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At March 31, 2012, the Company's Level 3 loans consisted of one loan secured by residential real estate of $702,000 with a reserve of $83,000 and four loans totalling $591,000 secured with business assets and a reserve of $440,000.

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

Management believes that the fair value component in its valuation follows the provisions of ASC 820.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at March 31, 2012
(In thousands)	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$1,657	$-	$887	$770
Other real estate owned, net	1,776	-	1,776	-

	Carrying Value at December 31, 2011
(In thousands)	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$1,855	$-	$971	$884
Other real estate owned, net	1,776	-	1,776	-

Index

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the three month period ended March 31, 2012 were as follows:

Fair Value Measurements
(In thousands)	Impaired Loans	Other Real Estate Owned
Balance January 1, 2012	$884	$1,776
Total gains (losses) realized /unrealized:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases	-	-
Issuances	-	-
Sales	-	-
Settlements	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	114	-
Balance March 31, 2012	$770	$1,776

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2012	$-	$-

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Level	Valuation Technique(s)	Unobservable Input	Range- (Weighted average)*
Securities available-for-sale	3	Discounted cash flow	Constant prepayment rate	1%
			Probability of default	0%-100% Average 28%
			Loss severity	100%

Impaired Loans	3	Discounted appraised value	Selling cost	4%
			Discount for lack of marketability and age of appraisal	25%-100%, Average 69%
			Probablility of default	>50%

Other Real Estate Owned	3	Discounted appraised value	Selling cost	8%
			Discount for lack of marketability and age of appraisal	12%
____________________________________
*Range and weighted average are not shown where there is only a single instance reported.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amounts of cash and short-term instruments with a maturity of three months or less approximate fair value.  Instruments with maturities of greater than three months are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments.

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

Interest Rate Swaps

The fair values are based on quoted market prices or mathematical models using current and historical data.

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At March 31, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at March 31, 2012
(In thousands )	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Cash and short-term investments	$44,675	$42,186	$2,489	$-
Securities available for sale	56,512	351	55,885	276
Restricted investments	2,557	-	2,557	-
Net Loans	459,442	-	458,672	770
Accrued interest receivable	1,464	1,464	-	-
BOLI	11,725	-	11,725	-
Total Financial Assets	$576,375	$44,001	$531,328	$1,046

Liabilities
Deposits	$515,736	$360,128	$155,608	$-
Borrowings	25,934	-	25,934	-
Company obligated mandatorily
redeemable capital securities	5,249	-	5,249	-
Accrued interest payable	408	408	-	-
Interest rate swaps	511	-	511	-
Total Financial Liabilities	$547,838	$360,536	$187,302	$-

	Fair Value Measurements at December 31, 2011
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Cash and short-term investments	$72,207	$69,660	$2,547	$-
Securities available for sale	47,649	349	46,965	335
Restricted investments	2,543	-	2,543	-
Net Loans	463,449	-	462,565	884
Accrued interest receivable	1,534	1,534	-	-
Interest rate swap	179	-	179	-
BOLI	11,621	-	11,621	-
Total Financial Assets	$599,182	$71,543	$526,420	$1,219

Liabilities
Deposits	$535,567	$366,699	$168,868	$-
Borrowings	26,023	-	26,023	-
Company obligated mandatorily
redeemable capital securities	4,982	-	4,982	-
Accrued interest payable	401	401	-	-
Interest rate swaps	452	-	452	-
Total Financial Liabilities	$567,425	$367,100	$200,325	$-

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

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Fauquier Bankshares, Inc. (“the Company”) the and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the Bank’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our plans to expand our branch network and increase our market share, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

GENERAL
The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,695,160 shares of common stock, par value $3.13 per share, held by approximately 408 holders of record on March 31, 2012.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. An eleventh branch office is currently projected to open in Gainesville, Virginia during 2013. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The basic services offered by the Bank include: non-interest-bearing and interest bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier’s checks, domestic collections, savings bonds, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Maestro, Accel-Exchange and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“IND”), to provide customers multi-million dollar FDIC insurance on CD investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and IND are registered service marks of Promontory Interfinancial Network, LLC.

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

Index

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

As of March 31, 2012, the Company had total consolidated assets of $594.2 million, total loans net of allowance for loan losses of $450.3 million, total consolidated deposits of $511.2 million, and total consolidated shareholders’ equity of $48.1 million.

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

The Company’s allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The specific allowance uses various techniques to arrive at an estimate of loss. Analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized.

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

Net income of $954,000 for the first quarter of 2012 was a 3.6% increase from the net income for the first quarter of 2011 of $921,000.  Loans, net of reserve, totaling $450.3 million at March 31, 2012, decreased 0.4% when compared with December 31, 2011, and decreased 1.0% when compared with March 31, 2011.  Deposits, totaling $511.2 million at March 31, 2012, decreased 3.7% compared with year-end 2011, and decreased 0.6% when compared with March 31, 2011.  Assets under WMS management, totaling $307.1 million in market value at March 31, 2012, decreased 5.8% from March 31, 2011.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The current absolute level of historically low market interest rates, as well as the current slowness of new loan production, is also projected to result in a decrease in net interest income.

The Bank’s non-performing assets totaled $6.9 million or 1.16% of total assets at March 31, 2012, as compared with $6.7 million or 1.10% of total assets at December 31, 2011, and $5.3 million or 0.89% of total assets at March 31, 2011. Nonaccrual loans totaled $4.8 million or 1.06% of total loans at March 31, 2012 compared with $4.6 million or 1.01% of total loans at December 31, 2011, and $1.7 million or 0.37% of total loans at March 31, 2011. The provision for loan losses was $500,000 for the first three months of 2012 compared with $463,000 for the first three months of 2011. Loan charge-offs, net of recoveries, totaled $351,000 or 0.08% of total average loans for the first three months of 2012, compared with $96,000 or 0.02% of total average loans for the first three months of 2011.   Total allowance for loan losses was $6.9 million or 1.50% of total loans at March 31, 2012 compared with $6.7 million or 1.47% of loans at December 31, 2011 and $6.7 million or 1.45% of loans at March 31, 2011.

Index

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2012 and MARCH 31, 2011

NET INCOME
Net income of $954,000 for the first quarter of 2012 was a 3.6% increase from the net income for the first quarter of 2011 of $921,000. Earnings per share on a fully diluted basis were $0.26 for the first quarter of 2012 compared to $0.25 for the first quarter of 2011. Profitability as measured by return on average assets increased from 0.63% in the first quarter of 2011 to 0.64% for the same period in 2012. Profitability as measured by return on average equity decreased from 8.37% to 7.97% over the same respective quarters in 2011 and 2012. The increase in net income was primarily due to a $189,000 decrease in other-than-temporary impairment losses on securities. This was partially offset by a $143,000 decrease in net interest income in the first quarter of 2012 compared with the first quarter of 2011.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $143,000 or 2.6% to $5.40 million for the quarter ended March 31, 2012 from $5.54 million for the quarter ended March 31, 2011.  The decrease in net interest income was due primarily to the decline in loan balances and reduced yields on earning assets. These were partially offset by reduced rates on deposits and wholesale funding over the same period.  The Company’s net interest margin decreased from 4.12% in the first quarter of 2011 to 3.89% in the first quarter of 2012.

Total interest income decreased $332,000 or 4.8% to $6.51 million for the first quarter of 2012 from $6.84 million for the first quarter of 2011. This decrease was primarily due to a 38 basis point decline in the yield on earning assets and reduced loan balances from first quarter 2011 to first quarter 2012. This was partially offset by an increase in balances of investment securities and deposits in other banks.

The average yield on loans was 5.42% for the first quarter of 2012, down from 5.77% in the first quarter of 2011. Average loan balances decreased $6.6 million or 1.4% from $463.2 million during the first quarter of 2011 to $456.6 million during the first quarter of 2012. The decrease in loans outstanding and yield resulted in a $385,000 or 5.9% decline in interest and fee income from loans for the first quarter of 2012 compared with the same period in 2011.

Average investment security balances increased $4.6 million from $51.4 million in the first quarter of 2011 to $56.0 million in the first quarter of 2012. The tax-equivalent average yield on investments increased from 2.64% for the first quarter of 2011 to 2.72% for the first quarter of 2012.  Interest and dividend income on security investments increased $40,000 or 13.1%, from $309,000 for the first quarter of 2011 to $349,000 for the first quarter of 2012.  Interest income on deposits in other banks increased $12,000 from first quarter 2011 to first quarter 2012 resulting from higher earning balances at the Federal Reserve.

Total interest expense decreased $189,000 or 14.5% from $1.30 million for the first quarter of 2011 to $1.11 million for the first quarter of 2012, primarily due to the decline in interest paid on money market accounts and time deposits.

Interest paid on deposits decreased $192,000 or 19.1% from $1.01 million for the first quarter of 2011 to $815,000 for the first quarter of 2012.   Average balances on time deposits declined $16.7 million or 9.7% from $173.3 million to $156.6 million while the average rate decreased from 1.70% to 1.60% in the first quarter of 2011 to the first quarter of 2012, resulting in $102,000 less of interest expense.  Average money market accounts decreased $35.0 million or 43.1% from the first quarter of 2011 to the first quarter of 2012, while the rate declined from 0.45% to 0.23%, resulting in $64,000 less in interest expense.  Average savings account balances increased $9.0 million from first quarter 2011 to first quarter 2012, while their average rate decreased from 0.26% to 0.16% over the same period, resulting in a decrease of $10,000 of interest expense for the first quarter of 2012.  Average NOW deposit balances increased $39.5 million from the first quarter of 2011 to the first quarter of 2012, while the average rate decreased from 0.46% to 0.31%, resulting in a decrease of $15,000 in NOW interest expense for the first quarter of 2012.    The decrease in money market accounts and majority of the increase in NOW accounts was due to the elimination of the “sweep” money market account and transfer, for the most part, into the business NOW account.

Interest expense on capital securities increased $1,000 from the first quarter of 2011 to the first quarter of 2012. From the first quarter of 2011 to the first quarter of 2012, interest expense on FHLB of Atlanta advances increased $3,000. The average rate on total interest-bearing liabilities decreased from 1.10% in the first quarter of 2011 to 0.95% for the first quarter of 2012.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(In thousands except as noted)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$442,503	$6,024	5.46%	$445,456	$6,328	5.76%
Tax-exempt (1)	9,099	146	6.44%	15,851	268	6.85%
Nonaccrual (2)	5,046	-		1,938	-
Total Loans	456,648	6,170	5.42%	463,245	6,596	5.77%

Securities
Taxable	49,090	288	2.34%	45,531	251	2.20%
Tax-exempt (1)	6,896	93	5.41%	5,843	88	6.00%
Total securities	55,986	381	2.72%	51,374	339	2.64%

Deposits in banks	51,354	37	0.29%	41,737	25	0.24%
Federal funds sold	8	-	0.22%	11	-	0.29%
Total earning assets	563,996	$6,588	4.69%	556,367	$6,960	5.07%

Less: Reserve for loan losses	(6,891)			(6,434)
Cash and due from banks	4,958			5,273
Bank premises and equipment, net	14,991			14,140
Other real estate owned	1,776			3,110
Other assets	23,530			23,467
Total Assets	$602,360			$595,923

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$75,625			$71,194

Interest-bearing deposits
NOW accounts	175,315	$137	0.31%	135,822	$153	0.46%
Money market accounts	46,275	26	0.23%	81,258	90	0.45%
Savings accounts	64,517	25	0.16%	55,528	36	0.26%
Time deposits	156,561	626	1.60%	173,304	728	1.70%
Total interest-bearing deposits	442,668	814	0.74%	445,912	1,007	0.92%

Federal funds purchased	8	-	0.76%	8	-	0.67%
Federal Home Loan Bank advances	25,000	247	3.96%	25,000	245	3.91%
Capital securities of subsidiary trust	4,124	50	4.86%	4,124	49	4.76%
Total interest-bearing liabilities	471,800	1,111	0.95%	475,044	1,301	1.10%

Other liabilities	6,903			5,077
Shareholders' equity	48,032			44,608
Total Liabilities & Shareholders' Equity	$602,360			$595,923

Net interest spread		$5,477	3.74%		$5,659	3.96%

Interest expense as a percent of average earning assets			0.80%			0.95%
Net interest margin			3.89%			4.12%

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

Index

Rate / Volume Variance

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(304)	$(42)	$(262)
Loans; tax-exempt (1)	(122)	(114)	(8)
Securities; taxable	37	20	17
Securities; tax-exempt (1)	5	16	(11)
Deposits in banks	12	6	6
Federal funds sold	-	-	-
Total Interest Income	(372)	(114)	(258)

Interest Expense
NOW accounts	(16)	44	(60)
Money market accounts	(64)	(39)	(25)
Savings accounts	(11)	6	(17)
Time deposits	(102)	(70)	(32)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	2	-	2
Capital securities of subsidiary trust	1	-	1
Total Interest Expense	(190)	(59)	(131)
Net Interest Income	$(182)	$(55)	$(127)

(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY
The provision for loan losses was $500,000 for the first quarter of 2012 compared with $463,000 for the first quarter of 2011. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

OTHER INCOME
Total other income increased by $235,000 from $1.25 million for the first quarter of 2011 to $1.48 million in the first quarter of 2012. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The increase was primarily due to an $189,000 decrease in other-than-temporary impairment losses on securities during the first quarter of 2012 compared with the first quarter of 2011.

Trust and estate income increased $40,000 or 13.1% from the first quarter of 2011 to the first quarter of 2012 primarily due to an increase in estate settlement revenue.

Brokerage service revenues decreased $30,000 or 26.9% from the first quarter of 2011 to the first quarter of 2012 due to better than expected annuity sales in 2011 that did not reoccur in 2012.

Service charges on deposit accounts increased $19,000 or 2.9% to $692,000 for the first quarter of 2012 compared to one year earlier.  The change is primarily due to an increase in numbers of transaction deposit customers generating increased deposit activity.

Other service charges, commissions and fees increased $17,000 or 4.8% from $349,000 in first quarter of 2011 to $366,000 in the first quarter of 2012. Included in other service charges, commissions, and income is debit card interchange income which totaled $244,000 and $219,000 for the first quarters of 2012 and 2011, respectively. Also included is Bank Owned Life Insurance (“BOLI”) income, which was $104,000 during the first quarter of 2012, compared with $103,000 one year earlier.  Total BOLI was $11.7 million in cash value at March 31, 2012, compared with $11.3 million one year earlier.

Index

OTHER EXPENSE
Total other expense decreased $20,000 or 0.4% during the first quarter of 2012 compared with the first quarter of 2011, primarily due to the reduction in FDIC expense.

Salaries and employees’ benefits decreased $5,000 or 0.2%.  Active full-time equivalent personnel totaled 157.5 employees at March 31, 2012 compared with 158.5 employees as at March 31, 2011.  The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. For the remainder of 2012, the Company plans no additional growth in full-time equivalent personnel.

Occupancy expense decreased $5,000 or 1.0%, while furniture and equipment expense decreased $42,000 or 13.3%, from first quarter 2011 to first quarter 2012. The decrease in furniture and equipment expense was due primarily to decreases in technology hardware and software depreciation and maintenance.

Marketing expense increased from $138,000 for the first quarter of 2011 to $165,000 for the first quarter of 2012 due to an increase in direct mail marketing. The majority of marketing expense is related to the direct mail program for transaction deposit accounts.

Legal, accounting and consulting expense decreased $12,000 or 4.5% in the first quarter of 2012 compared with the first quarter of 2011.

FDIC deposit insurance expense decreased 40.8% from $198,000 for the first quarter of 2011 to $117,000 for the first quarter of 2012.  The decline was due to a change in the FDIC assessment base from average deposits to average assets less tangible equity as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.   This new lower rate is assumed to be in effect in the near-term, however, future FDIC assessment expense is difficult to project, as it is largely dependent on the relative health of the U.S. banking industry and any resulting changes in regulation.

Data processing expense increased $16,000 or 5.5% for the first quarter of 2012 compared with the same time period in 2011 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

Other operating expenses increased $76,000 or 10.5% in the first quarter of 2012 compared with the first quarter of 2011.  The increase was primarily due to higher external fraud on customer's accounts and deposit account-related charge-offs.

INCOME TAXES
Income tax expense was $313,000 for the quarter ended March 31, 2012 compared with $271,000 for the quarter ended March 31, 2011. The effective tax rates were 24.7% and 22.8% for the first quarter of 2012 and 2011, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2012 and DECEMBER 31, 2011
Total assets were $594.2 million at March 31, 2012 compared with $614.2 million at December 31, 2011, a decrease of 3.3% or $20.0 million. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, securities, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $40.1 million at March 31, 2012, reflecting a decrease of $26.5 million from December 31, 2011.  The decrease in interest-bearing deposits in other banks was primarily due to the reduction in excess liquidity caused by the increase in investment securities as well as the reduction in the Bank’s deposits.

Index

INVESTMENT SECURITIES.  Total investment securities were $56.5 million at March 31, 2012, reflecting an increase of $8.9 million from $47.6 million at December 31, 2011.  The increase is due to purchases of government backed mortgage pools that are used to collateralize public deposits in excess of FDIC deposit insurance.

DEPOSITS. For the three months ended March 31, 2012, total deposits decreased by $19.4 million or 3.7% when compared with total deposits at December 31, 2011. Non-interest-bearing deposits increased by $8.1 million and interest-bearing deposits decreased by $27.5 million. Included in interest-bearing deposits at March 31, 2012 and December 31, 2011 were $35.6 million and $42.4 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $35.6 million in brokered deposits, $31.3 million represent deposits of Bank customers, exchanged through the CDARS’ network.  With the CDARS’ program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the Bank and making these funds fully available for lending in our community. The increase in the Bank’s non-interest-bearing deposits and the decrease in interest-bearing deposits during the first three months of 2012 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2012 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $6.9 million or 1.16% of total assets at March 31, 2012, compared with $6.7 million or 1.10% of total assets at December 31, 2011, and $5.3 million, or 0.89% of total assets at March 31, 2011. Included in non-performing assets at March 31, 2012 were $276,000 of non-performing pooled trust preferred bonds at market value, $1.8 million of other real estate owned and $4.8 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 1.06% at March 31, 2012, as compared with 1.01% and 0.37% at December 31, 2011 and March 31, 2011, respectfully.

There was one loan totaling $86,000 that was past due 90 days or more and still accruing interest at March 31, 2012, compared with $101,000 on December 31, 2011 and none at March 31, 2011.  For additional information regarding non-performing assets and potential loan problems, see “Loans and Allowance for Loan Losses” in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At March 31, 2012, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at March 31, 2012 was approximately 5.4% of loans to the hospitality industry (hotels, motels, inns, etc.).

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of March 31, 2012, construction and land loans were $34.0 million or 59.3% of the concentration limit. Commercial investor real estate loans, including construction and land loans, were $121.6 million or 212.2% of the concentration level.

CONTRACTUAL OBLIGATIONS
As of March 31, 2012, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Index

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2012, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of March 31, 2012, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At March 31, 2012 and December 31, 2011, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Risk Based Capital Ratios

	March 31, 2012	December 31, 2011
(In thousands except where noted)
Tier 1 Capital:
Shareholders' Equity	$48,055	$47,571

Plus: Unrealized loss on securities available for sale/FAS 158, net	1,432	1,328
Less: Unrealized loss on equity securities, net	-	-
Less: Acumulated net gain (loss) on cash flow hedge and retirement obligations	(99)	-
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	53,586	52,899

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,553	5,501

Total Capital:	59,139	58,400

Risk Weighted Assets:	$442,950	$438,830

Regulatory Capital Ratios:
Leverage Ratio	8.90%	8.70%
Tier 1 to Risk Weighted Assets	12.10%	12.05%
Total Capital to Risk Weighted Assets	13.35%	13.31%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $48.1 million at March 31, 2012 compared with $47.6 million at December 31, 2011 and $45.0 million at March 31, 2011. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. On January 19, 2012, the Company’s Board of Directors authorized the Company to repurchase up to 110,093 shares (3% of common stock outstanding on January 1, 2012) beginning January 1, 2012 and continuing until the next Board reset.  No shares were repurchased during the three month period ended March 31, 2012.

Accumulated other comprehensive income/loss increased to an unrealized loss net of tax benefit of $1.5 million at March 31, 2012 compared with $1.3 million at December 31, 2011.

As discussed in “Company-Obligated Mandatorily Redeemable Capital Securities” in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of March 31, 2012, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

Index

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $44.7 million at March 31, 2012 compared with $72.2 million at December 31, 2011. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $14.9 million was unpledged and readily salable at March 31, 2012. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $110.2 million at March 31, 2012 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $57.7 million. At March 31, 2012, $25 million of the FHLB of Atlanta line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2012 and December 31, 2011. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	March 31, 2012			December 31, 2011
(In thousands except as noted)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$57,716	$-	$57,716	$58,144	$-	$58,144
Federal Home Loan Bank advances	119,574	25,000	94,574	110,706	25,000	85,706
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			21,311			46,633
Securities, available for sale and unpledged at fair value			14,930			9,671
Total short-term funding sources			$188,531			$200,154

Uses:
Unfunded loan commitments and lending lines of credit			$66,747			$70,737
Letters of credit			4,416			3,992
Total potential short-term funding uses			$71,163			$74,729

Ratio of short-term funding sources to potential short-term funding uses			264.9%			267.8%

IMPACT OF INFLATION AND CHANGING PRICES
The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of the Company and the Bank are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on our performance than inflation does. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2012.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject to that, in the opinion of management, may materially impact the financial condition of either the Company or the Bank.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors faced by the Company from those disclosed in Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2012, the Company’s Board of Directors authorized the Company to repurchase up to 110,093 shares (3% of common stock outstanding on January 1, 2012) beginning January 1, 2012 and continuing until the next Board reset.  No shares were repurchased during the three month period ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Index

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	By-laws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 9, 2010.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  May 11, 2012

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: May 11, 2012