Form 10-Q
period 2012-06-30
FAUQUIER BANKSHARES, INC.
filed 2012-08-10
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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
Yes ☐ No ☒

The registrant had 3,695,160 shares of common stock outstanding as of August 3, 2012.

FAUQUIER BANKSHARES, INC.

Index

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,150,299	$5,544,545
Interest-bearing deposits in other banks	26,081,777	66,607,776
Federal funds sold	11,908	7,904
Securities available for sale	57,588,707	47,649,479
Restricted investments	2,274,500	2,543,200
Loans	459,691,569	458,813,851
Allowance for loan losses	(9,448,983)	(6,728,320)
Net loans	450,242,586	452,085,531
Bank premises and equipment, net	15,323,321	14,788,611
Accrued interest receivable	1,377,324	1,533,758
Other real estate owned, net of allowance	1,776,000	1,776,000
Bank-owned life insurance	11,830,879	11,621,158
Other assets	10,894,240	10,066,086
Total assets	$582,551,541	$614,224,048

Liabilities
Deposits:
Noninterest-bearing	$80,527,001	$75,310,509
Interest-bearing:
NOW accounts	170,116,382	184,383,523
Savings accounts and money market accounts	104,459,717	107,004,349
Time deposits	144,996,874	163,871,068
Total interest-bearing	419,572,973	455,258,940
Total deposits	500,099,974	530,569,449

Federal Home Loan Bank advances	25,000,000	25,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	5,791,882	6,959,739
Commitments and contingencies	-	-
Total liabilities	535,015,856	566,653,188

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2012: 3,695,160 shares including 31,423 nonvested shares: 2011: 3,669,758 shares including 32,572 nonvested shares	11,467,497	11,384,392
Retained earnings	37,788,947	37,503,865
Accumulated other comprehensive income (loss), net	(1,720,759)	(1,317,397)
Total shareholders' equity	47,535,685	47,570,860

Total liabilities and shareholders' equity	$582,551,541	$614,224,048

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2012 and 2011

	2012	2011
Interest Income
Interest and fees on loans	$5,983,792	$6,405,669
Interest and dividends on securities available for sale:
Taxable interest income	276,026	266,645
Interest income exempt from federal income taxes	61,442	60,125
Dividends	18,158	24,010
Interest on federal funds sold	5	5
Interest on deposits in other banks	25,255	31,543
Total interest income	6,364,678	6,787,997

Interest Expense
Interest on deposits	751,906	968,338
Interest on federal funds purchased	16	-
Interest on Federal Home Loan Bank advances	239,999	246,959
Distribution on capital securities of subsidiary trusts	49,645	49,639
Total interest expense	1,041,566	1,264,936

Net interest income	5,323,112	5,523,061

Provision for loan losses	2,800,000	308,334

Net interest income after provision for loan losses	2,523,112	5,214,727

Other Income
Trust and estate income	401,015	345,905
Brokerage income	80,504	81,207
Service charges on deposit accounts	653,271	738,974
Other service charges, commissions and income	467,402	409,895
Total other-than-temporary impairment losses on securities	-	-
Less: Portion of gain/(loss) recognized in other comprehensive income before taxes	-	-
Net other-than-temporary impairment losses on securities	-	-
Gain on sale of securities	162,952	3,240
Total other income	1,765,144	1,579,221

Other Expenses
Salaries and benefits	2,058,222	2,651,374
Occupancy expense of premises	473,651	463,000
Furniture and equipment	309,766	282,794
Marketing expense	154,451	164,370
Legal, audit and consulting expense	274,833	310,190
Data processing expense	306,462	294,381
Federal Deposit Insurance Corporation expense	107,415	194,885
(Gain) loss on sale or impairment and expense of other real estate owned	(6,500)	250,821
Other operating expenses	668,709	651,454
Total other expenses	4,347,009	5,263,269

Income (loss) before income taxes	(58,753)	1,530,679

Income tax expense (benefit)	(137,527)	392,529

Net Income	$78,774	$1,138,150

Earnings per Share, basic	$0.02	$0.31

Earnings per Share, assuming dilution	$0.02	$0.31

Dividends per Share	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2012 and 2011

	2012	2011
Interest Income
Interest and fees on loans	$12,104,457	$12,910,861
Interest and dividends on securities available for sale:
Taxable interest income	541,994	506,753
Interest income exempt from federal income taxes	122,950	118,009
Dividends	39,791	34,700
Interest on federal funds sold	9	13
Interest on deposits in other banks	62,711	56,546
Total interest income	12,871,912	13,626,882

Interest Expense
Interest on deposits	1,566,987	1,975,735
Interest on federal funds purchased	31	13
Interest on Federal Home Loan Bank advances	486,812	491,205
Distribution on capital securities of subsidiary trusts	99,578	98,739
Total interest expense	2,153,408	2,565,692

Net interest income	10,718,504	11,061,190

Provision for loan losses	3,300,000	770,835

Net interest income after provision for loan losses	7,418,504	10,290,355

Other Income
Trust and estate income	742,571	647,773
Brokerage income	162,180	192,897
Service charges on deposit accounts	1,345,196	1,411,429
Other service charges, commissions and income	833,818	759,389
Total other-than-temporary impairment losses on securities	-	(228,306)
Less: Portion of gain/(loss) recognized in other comprehensive income before taxes	-	(39,179)
Net other-than-temporary impairment losses on securities	-	(189,127)
Gain on sale of securities	163,353	4,253
Total other income	3,247,118	2,826,614

Other Expenses
Salaries and benefits	4,762,574	5,360,950
Occupancy expense of premises	945,208	939,140
Furniture and equipment	585,937	601,230
Marketing expense	319,177	301,886
Legal, audit and consulting expense	532,277	579,871
Data processing expense	618,079	589,740
Federal Deposit Insurance Corporation expense	224,561	392,682
(Gain) loss on sale or impairment and expense of other real estate owned	(8,477)	250,821
Other operating expenses	1,478,364	1,377,681
Total other expenses	9,457,700	10,394,001

Income before income taxes	1,207,922	2,722,968

Income tax expense	175,333	663,932

Net Income	$1,032,589	$2,059,036

Earnings per Share, basic	$0.28	$0.56

Earnings per Share, assuming dilution	$0.28	$0.56

Dividends per Share	$0.24	$0.24

See accompanying Notes to Consolidated Financial Statements.

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

For the Three Months Ended June 30, 2012 and 2011

	2012	2011
Net Income	$78,774	$1,138,150
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $108,373 in 2012 and $40,902 in 2011	(210,370)	(79,398)
Change in fair value of securities available-for-sale net of tax effect of $65,897 in 2012 and $244,114 in 2011	127,918	473,869
Adjustment for gain on sale of securities available for sale, net of tax effect of $55,404 in 2012 and $1,101 in 2011	(107,548)	(2,138)
Adjustment for reclassification for other than temporary impairment net of tax effect	-	-
Total other comprehensive income (loss), net of tax	(190,000)	392,333
Comprehensive Income (Loss)	$(111,226)	$1,530,483

For the Six Months Ended June 30, 2012 and 2011

	2012	2011
Net Income	$1,032,589	$2,059,036
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $189,491 in 2012 and $22,744 in 2011	(367,836)	(44,151)
Change in fair value of securities available-for-sale net of tax effect of $37,329 in 2012 and $261,408 in 2011	72,287	507,438
Adjustment for gain on sale of securities available for sale, net of tax effect of $55,540 in 2012 and $1,446 in 2011	(107,813)	(2,807)
Adjustment for reclassification for other than temporary impairment net of tax effect of $64,304 in 2011	-	124,824
Total other comprehensive income (loss), net of tax	(403,362)	585,304
Comprehensive Income (Loss)	$629,227	$2,644,340

See accompanying Notes to Consolidated Financial Statements

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2012 and 2011

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$11,277,346	$34,892,905	$(2,064,688)	$44,105,563
Net income		2,059,036		2,059,036
Other comprehensive income net of tax effect of $301,521			585,304	585,304

Cash dividends ($.24 per share)		(880,742)		(880,742)
Amortization of unearned compensation, restricted stock awards		69,051		69,051
Issuance of common stock - nonvested shares (10,914 shares)	34,161	(34,161)		-
Issuance of common stock - vested shares (4,752 shares)	14,874	53,080		67,954
Exercise of stock options	58,011	91,558		149,569
Balance, June 30, 2011	$11,384,392	$36,250,727	$(1,479,384)	$46,155,735

Balance, December 31, 2011	$11,384,392	$37,503,865	$(1,317,397)	$47,570,860
Net income		1,032,589		1,032,589
Other comprehensive income net of tax effect of $207,793			(403,362)	(403,362)

Cash dividends ($.24 per share)		(886,838)		(886,838)
Amortization of unearned compensation, restricted stock awards		69,283		69,283
Issuance of common stock - nonvested shares (13,074 shares)	40,922	(40,922)		-
Issuance of common stock - vested shares (13,477 shares)	42,183	110,970		153,153
Balance, June 30, 2012	$11,467,497	$37,788,947	$(1,720,759)	$47,535,685

See accompanying Notes to Consolidated Financial Statements

Index

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
Cash Flows from Operating Activities
Net income	$1,032,589	$2,059,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	577,697	600,017
Disposal of obsolete assets	-	44,708
Provision for loan losses	3,300,000	770,835
Loss on sale or impairment of other real estate	-	250,821
(Gain) on sale and call of securities	(163,353)	(4,253)
Loss on impairment of securities	-	189,127
Amortization of security premiums, net	14,745	51,471
Amortization of unearned compensation, net of forfeiture	69,283	69,051
Changes in assets and liabilities:
Decrease (increase) in other assets	(852,215)	(130,569)
Increase (decrease) in other liabilities	(1,546,616)	472,099
Net cash provided by(used in) operating activities	2,432,130	4,372,343

Cash Flows from Investing Activities

Proceeds from sale of securities available for sale	3,684,353	-
Proceeds from maturities, calls and principal payments of securities available for sale	7,187,715	10,005,712
Purchase of securities available for sale	(20,716,518)	(12,384,774)
Purchase of premises and equipment	(1,112,406)	(639,725)
Redemptions (purchases) of restricted securities	268,700	417,700
Net decrease (increase) in loans	(1,457,055)	10,652,639
Proceeds from sale of other real estate owned	-	311,179
Net cash provided by (used in) investing activities	(12,145,211)	8,362,731

Cash Flows from Financing Activities

Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(11,595,281)	9,631,431
Net (decrease) in certificates of deposit	(18,874,194)	(11,068,912)
Cash dividends paid on common stock	(886,838)	(880,742)
Issuance of common stock	153,153	217,523
Net cash provided by (used in) financing activities	(31,203,160)	(2,100,700)

Increase (decrease) in cash and cash equivalents	(40,916,241)	10,634,374

Cash and Cash Equivalents
Beginning	72,160,225	47,182,499

Ending	$31,243,984	$57,816,873

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,150,531	$2,543,411

Income taxes	$1,067,942	$656,392

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax effect	$(35,526)	$629,455
Foreclosed assets acquired in settlement of loans	$-	$1,210,000
Unrealized gain (loss) on interest rate swap, net of taxes	$(367,836)	$(44,151)

See accompanying Notes to Consolidated Financial Statements.

Index

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2012 and December 31, 2011 and the results of operations for the three and six months ended June 30, 2012 and  2011.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

In April 2011, the Financial Accountery Standard Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The adaption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in accounting principals generally accepted in the United States ("U.S. GAAP") (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards .  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted. The Company has included the required disclosures in its consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill  and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.”  The objective of this amendment is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived tangible asset is impaired as a basis for determining whether it is necessary to perform the quantitive impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.  The more-likely-than-not threshold is defined as having likelihood of more than 50 percent.  Previous guidance in subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount.  If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess.  In accordance with the amendments in this ASU, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that asset is impaired.  Permiting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08.  The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact that ASU 2012-12 will have on its consolidated financial statements.

Index

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	June 30, 2012
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$48,758,210	$789,742	$(10,995)	$49,536,957
Obligations of states and political subdivisions	6,788,708	613,580	-	7,402,288
Corporate bonds	3,838,519	-	(3,546,486)	292,033
Mutual funds	341,649	15,780	-	357,429
	$59,727,086	$1,419,102	$(3,557,481)	$57,588,707

	December 31, 2011
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$38,811,926	$761,577	$(1,672)	$39,571,831
Obligations of states and political subdivisions	6,791,235	604,331	(1,930)	7,393,636
Corporate bonds	3,793,807	-	(3,458,833)	334,974
Mutual funds	337,060	11,978	-	349,038
	$49,734,028	$1,377,886	$(3,462,435)	$47,649,479

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$1,008,926	$1,010,359
Due after one year through five years	15,998,534	16,058,087
Due after five years through ten years	11,424,234	12,106,024
Due after ten years	30,953,743	28,056,808
Equity securities	341,649	357,429
	$59,727,086	$57,588,707

There were no impairment losses on securities during the quarters ended June 30, 2012 and 2011. There were no impairment losses on securities during the six months ended June 30, 2012, and impairment losses on securities of $189,000 occurred during the six months ended June 30, 2011.

During the quarter and six month period ended June 30, 2012, seven securities with a fair value of $3.7 million were sold, resulting in a gain of $162,782.  There were no securities sold in the comparable period in 2011.  During the quarter ended June 30, 2012, one security with a fair value of $1.0 million was called, resulting in a gain of $170. During the six months ended June 30, 2012, three securities were called totaling a fair value of $3.0 million, resulting in a gain of $571.  During the quarter ended June 30, 2011, five securities were called, totaling a fair value of $5.5 million, resulting in a gain of $3,240.  During the six months ended June 30, 2011, six securities were called totaling a fair value of $6.5 million, resulting in a gain of $4,253.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011, respectively.

Index

	Less than 12 Months		12 Months or More		Total
June 30, 2012	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$6,704,401	$(10,995)	$-	$-	$6,704,401	$(10,995)
Corporate bonds	-		292,033	(3,546,486)	292,033	(3,546,486)
Total temporary impaired securities	$6,704,401	$(10,995)	$292,033	$(3,546,486)	$6,996,434	$(3,557,481)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$1,997,300	$(1,672)	$-	$-	$1,997,300	$(1,672)
Obligations of states and political subdivisions	514,895	(1,930)	-	-	514,895	(1,930)
Corporate bonds	-	-	334,974	(3,458,833)	334,974	(3,458,833)
Total temporary impaired securities	$2,512,195	$(3,602)	$334,974	$(3,458,833)	$2,847,169	$(3,462,435)

The nature of securities which were temporarily impaired for a continuous 12 month period or more at June 30, 2012 consisted of four corporate bonds with a cost basis net of other-than-temporary impairment (“OTTI”)  totaling $3.8 million and a temporary loss of approximately $3.5 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody’s Analytics employs a two-step discounted cash-flow valuation process. The first step is to evaluate the financial condition of the individual creditors in order to estimate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions per bond. They have an estimated maturity of 25 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”).  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of June 30, 2012. All four bonds totaling $292,000 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.

Additional information regarding each of the pooled trust preferred securities as of June 30, 2012 follows:

Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit

$380,763	$620	56%	18%	26%	broken	C	$619,237	$250,894
1,629,133	243,066	68%	17%	15%	broken	Ca	370,867	914,804
1,280,092	32,606	63%	29%	8%	broken	Ca	719,908	823,341
548,531	15,741	66%	23%	11%	broken	C	451,469	351,641
$3,838,519	$292,033						$2,161,481	$2,340,680

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

The Company monitors these pooled trust preferred securities in its portfolio as to collateral, issuer defaults and deferrals, which as a general rule, indicate that additional impairment may have occurred. Due to the continued stress on banks in general, and the issuer banks in particular, as a result of overall economic conditions, the Company acknowledges that they may have to recognize additional impairment in future periods; however the extent, timing, and probability of any additional impairment cannot be reasonably estimated at this time.

Index

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification (“ASC”) 320-10-35-34D:

Beginning balance as of December 31, 2011	$2,206,193
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	44,712
Ending balance as of June 30, 2012	$2,161,481

The carrying value of securities pledged to secure deposits and for other purposes amounted to $46 million and $37.3 million at June 30, 2012 and December 31, 2011, respectively.

The Company’s restricted investments include an equity investment in the Federal Home Loan Bank of Atlanta (“FHLB”). FHLB stock is generally viewed as a long-term investment and as a restricted investment which is carried at cost because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012, and no impairment has been recognized.

Index

Note 3.	Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of December 31, 2011 and for the Six Months Ended June 30, 2012
	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2011	$794,647	$2,898,784	$195,376	$31,279	$1,584,277	$697,835	$526,122	$6,728,320
Charge-offs	(113,357)	(46,185)	-	(81,790)	(126,358)	(227,924)	-	(595,614)
Recoveries	3,248	624	-	10,222	1,751	432	-	16,277
Provision	306,683	1,843,875	(77,143)	72,435	753,740	670,292	(269,882)	3,300,000
Ending balance at 6/30/2012	$991,221	$4,697,098	$118,233	$32,146	$2,213,410	$1,140,635	$256,240	$9,448,983

Ending balances individually evaluated for impairment	$411,688	$3,233,366	$-	$-	$133,700	$59,600	$-	$3,838,354

Ending balances collectively evaluated for impairment	$579,533	$1,463,732	$118,233	$32,146	$2,079,710	$1,081,035	$256,240	$5,610,629

Loans Receivable
Individually evaluated for impairment	$736,203	$16,776,453	$1,800,000	$-	$3,138,577	$386,888		$22,838,121
Collectively evaluated for impairment	26,701,085	188,177,860	34,332,451	5,330,166	136,873,093	45,443,793		436,853,448
Ending balance at 6/30/2012	$27,437,288	$204,949,313	$36,132,451	$5,330,166	$140,011,670	$45,830,681		$459,691,569

	As of and for the year ended December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2010	$792,796	$2,320,692	$150,513	$314,580	$1,622,830	$1,105,782	$-	$6,307,193
Charge-offs	(599,320)	-	-	(60,251)	(596,607)	(471,752)	-	(1,727,930)
Recoveries	11,750	160,724	-	39,863	-	3,382	-	215,719
Provision	589,421	417,368	44,863	(262,913)	558,054	60,423	526,122	1,933,338
Ending balance at 12/31/2011	$794,647	$2,898,784	$195,376	$31,279	$1,584,277	$697,835	$526,122	$6,728,320

Ending balances individually evaluated for impairment	$434,844	$-	$-	$-	$207,700	$37,000	$-	$679,544

Ending balances collectively evaluated for impairment	$359,803	$2,898,784	$195,376	$31,279	$1,376,577	$660,835	$526,122	$6,048,776

Loans Receivable
Individually evaluated for impairment	$1,029,765	$4,455,998	$-	$-	$3,324,389	$564,996		$9,375,148
Collectively evaluated for impairment	28,030,939	196,964,154	38,111,739	5,451,186	135,721,738	45,158,947		449,438,703
Ending balance at 12/31/2011	$29,060,704	$201,420,152	$38,111,739	$5,451,186	$139,046,127	$45,723,943		$458,813,851

Index

Credit Quality Indicators

	As of June 30, 2012
	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,708,939	$154,122,217	$34,332,451	$5,296,804	$123,955,584	$40,684,459	$380,100,454
Special mention	2,427,990	26,434,648	-	15,705	8,844,863	2,878,367	40,601,573
Substandard	2,877,641	24,392,448	1,800,000	17,657	6,192,032	2,267,855	37,547,633
Doubtful	422,718	-	-	-	1,019,191	-	1,441,909
Loss	-	-	-	-	-	-	-
Total	$27,437,288	$204,949,313	$36,132,451	$5,330,166	$140,011,670	$45,830,681	$459,691,569

	As of December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,794,642	$149,140,329	$38,111,739	$5,289,040	$128,181,706	$42,532,255	$384,049,711
Special mention	2,901,436	27,414,713	-	82,624	3,422,104	1,067,145	34,888,022
Substandard	4,814,459	24,795,110	-	79,522	6,261,650	2,013,489	37,964,230
Doubtful	550,167	70,000	-	-	1,180,667	111,054	1,911,888
Loss	-	-	-	-	-	-	-
Total	$29,060,704	$201,420,152	$38,111,739	$5,451,186	$139,046,127	$45,723,943	$458,813,851

Age Analysis of Past Due Loans Receivable

	As of June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$102,495	$864,560	$101,860	$1,068,915	$26,368,373	$27,437,288	$-	$736,203
Commercial real estate	2,464,196	2,139,304	177,225	4,780,725	200,168,588	204,949,313	-	3,795,346
Construction and land	-	136,119	-	136,119	35,996,332	36,132,451	-	-
Consumer	55,355	18,565	-	73,920	5,256,246	5,330,166	-	-
Residential real estate	1,696,389	962,961	1,788,225	4,447,575	135,564,095	140,011,670	200,693	2,463,450
Home equity line of credit	649,843	-	504,064	1,153,907	44,676,774	45,830,681	-	386,888
Total	$4,968,278	$4,121,509	$2,571,374	$11,661,161	$448,030,408	$459,691,569	$200,693	$7,381,887

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$216,059	$164,011	$441,960	$822,030	$28,238,674	$29,060,704	$-	$986,927
Commercial real estate	1,655,903	946,185	252,490	2,854,578	198,565,574	201,420,152	-	252,490
Construction and land	371,235	-	-	371,235	37,740,504	38,111,739	-	-
Consumer	139,389	29,398	17,525	186,312	5,264,874	5,451,186	-	3,707
Residential real estate	1,463,022	992,914	1,683,649	4,139,585	134,906,542	139,046,127	101,347	2,928,567
Home equity line of credit	348,105	150,031	53,942	552,078	45,171,865	45,723,943	-	450,248
Total	$4,193,713	$2,282,539	$2,449,566	$8,925,818	$449,888,033	$458,813,851	$101,347	$4,621,939

Index

Impaired Loans Receivable

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$180,721	$180,721	$-	$198,856	$1,950
Commercial real estate	6,642,987	6,642,987	-	6,675,190	228,050
Construction and land	1,800,000	1,800,000		1,800,000	18,639
Residential real estate	2,387,269	2,387,269	-	2,415,370	29,300

With an allowance recorded
Commercial and industrial	555,481	555,481	411,688	560,729	-
Commercial real estate	10,133,466	10,133,466	3,233,366	10,138,921	290,792
Construction and land		-
Residential real estate	1,138,196	1,138,196	193,300	1,153,449	6,796

Total
Commercial and industrial	736,202	736,202	411,688	759,585	1,950
Commercial real estate	16,776,453	16,776,453	3,233,366	16,814,111	518,842
Construction and land	1,800,000	1,800,000	-	1,800,000	18,639
Residential real estate	3,525,465	3,525,465	193,300	3,568,819	36,096
Total	$22,838,120	$22,838,120	$3,838,354	$22,942,515	$575,527

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$345,763	$345,763	$-	$363,522	$16,884
Commercial real estate	4,455,998	4,455,998	-	4,516,083	377,074
Construction and land	-	-	-	-	-
Residential real estate	2,038,951	2,038,951	-	2,082,239	40,409

With an allowance recorded:
Commercial and industrial	684,002	684,002	434,844	728,455	19,742
Commercial real estate	-	-	-	-	-
Construction and land	-	-	-	-	-
Residential real estate	1,850,434	1,850,434	244,700	1,907,718	52,879

Total:
Commercial and industrial	1,029,765	1,029,765	434,844	1,091,977	36,626
Commercial real estate	4,455,998	4,455,998	-	4,516,083	377,074
Construction and land	-	-	-	-	-
Residential real estate	3,889,385	3,889,385	244,700	3,989,957	93,288
Total	$9,375,148	$9,375,148	$679,544	$9,598,017	$506,988

No additional funds are committed to be advanced in connection with impaired loans.

In the third quarter of 2011, the Company adopted the provisions of ASU 2011-02.  As a result of adopting the amendments in ASU No. 2011-02, the Company determined that there were four loans totaling $1,604,000 at December 31, 2011 which were classified as Troubled Debt Restructurings (“TDRs”). Upon identifying these receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35. There were five TDRs identified in the quarter ended June 30, 2012 and none in the quarter ended March 31, 2012.

Index

Troubled Debt Restructurings

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	1	$237,000	$237,000	1	$237,000	$237,000
Commercial real estate	1	1,900,000	1,900,000	1	1,900,000	1,900,000
Construction and Land	3	1,800,000	1,800,000	3	1,800,000	1,800,000
Consumer	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	-	-	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(In thousands except as noted)	June 30, 2012	December 31, 2011	June 30, 2011
Non-accrual loans	$7,382	$4,621	$2,957
Other real estate owned	1,776	1,776	3,469
Other repossessed assets owned	-	15	-
Non-performing corporate bond investments, at fair value	292	335	324
Total non-performing assets	9,450	6,747	6,750
Restructured loans still accruing	$-	-	-
Loans past due 90 or more days and still accruing	201	101	-
Total non-performing and other risk assets	$9,651	$6,848	$6,750

Allowance for loan losses to total loans	2.06%	1.47%	1.46%
Non-accrual loans to total loans	1.61%	1.01%	0.65%
Allowance for loan losses to non-accrual loans	128.00%	145.61%	223.73%
Total non-accrual loans and restructured loans still accruing to total loans	1.61%	1.01%	0.65%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	128.00%	145.61%	223.73%
Total non-performing assets to total assets	1.62%	1.10%	1.13%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.  There were three loans at June 30, 2012 and four at December 31, 2011, totaling $1,115,043 and $1,603,843, respectively, that were both restructured and on non-accrual status.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

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

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (“Trust II”). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at June 30, 2012 and December 31, 2011 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 5.	Derivative Instruments and Hedging Activities

U.S. GAAP requires that all derivatives be recognized in the Consolidated Financial Statements at their fair values.  On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities, or a cash-flow hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings.  The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income.

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

The Company uses interest rate swaps to reduce interest rate risks and to manage net interest income.  The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020.  Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70% repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $27,677 and $55,036 for quarter and six months ended June 30, 2012, respectively.

The Company also entered into two swap agreements dated August 15, 2011 to manage the interest rate risk related to two commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus 3.55% repricing on the same date as the loans and pays interest at the fixed rate of 5.875%.   The interest expense on the interest rate swaps was $23,154 and $ 45,824 for quarter and six months ended June 30, 2012, respectively.

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

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2012 and December 31, 2011 are as follows:

(In thousands except as noted)	June 30, 2012
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(544)	Other Liabilities	9/15/2020
Interest rate swap-10 year cash flow	2,097	(140)	Other Liabilities	8/15/2021
Interest rate swap-10 year cash flow	2,225	(147)	Other Liabilities	8/15/2021

		June 30, 2012
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap-10 year cash flow	$(61)	Not applicable	$-
Interest rate swap-10 year cash flow	(150)	Not applicable	-
Interest rate swap-10 year cash flow	(157)	Not applicable	-
	$(368)		$-

	December 31, 2011
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(452)	Other Liabilities	9/15/2020
Interest rate swap-10 year cash flow	2,117	88	Other Assets	8/15/2021
Interest rate swap-10 year cash flow	2,245	91	Other Assets	8/15/2021

	December 31, 2011
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap-10 year cash flow	$(298)	Not applicable	$-
Interest rate swap-10 year cash flow	58	Not applicable	-
Interest rate swap-10 year cash flow	60	Not applicable	-
	$(180)		$-

Index

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,695,160	$0.02	3,699,758	$0.31
Effect of dilutive securities, stock-based awards	14,256		16,501
	3,709,416	$0.02	3,716,259	$0.31

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,687,835	$0.28	3,662,596	$0.56
Effect of dilutive securities, stock-based awards	12,935		15,338
	3,700,770	$0.28	3,677,934	$0.56

At June 30, 2012, there were no options outstanding.

Note 7.	Stock Based Compensation

       Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s common stock.  The effective date of the Plan is March 19, 2009, the date the Company’s Board approved the Plan, and it has a termination date of December 31, 2019.  The Company’s Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant stock options during the three months or six months ended June 30, 2012 or June 30, 2011. At June 30, 2012, there were no options outstanding.

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

Index

The Company has granted awards of non-vested shares to certain officers and vested shares (effective March 31, 2010) to non-employee directors under the above-described incentive plans: 11,925 shares, 9,714 shares and 9,784 shares of unvested restricted stock to executive officers and 5,632 shares, 4,752 shares and 5,553 shares of vested restricted stock to non-employee directors on February 16, 2012, February 17, 2011 and March 5, 2010, respectively.  Compensation expense for these non-vested shares amounted to $ 34,816 and $ 33,771, net of forfeiture, for the three months ended June 30, 2012 and 2011, respectively. Compensation expense for these non-vested shares amounted to $ 69,283 and $69,050, net of forfeiture, for the six months ended June 30, 2012 and 2011, respectively. The restricted shares issued to non-employee directors are no longer subject to a vesting period. Beginning in 2011, compensation expense for the non-employee director shares is recognized at the date the shares are granted.  During the quarter and six months ended June 30, 2012, compensation expense for non-employee director shares was $68,035.

The Company granted performance-based stock rights relating to 11,925, 9,714 and 9,784 shares to certain officers on February 16, 2012, February 17, 2011 and March 5, 2010, respectively, under the Plan.

The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  The award for 2010 is subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period as compared to a predetermined peer group of banks.  The awards for 2012 and 2011 are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  In the three and six month periods ended June 30, 2012, previously accrued compensation expense of $166,123 for performance-based stock rights was reversed. The compensation expense for performance-based stock rights of $14,953 and $62,870 for the three and six months ended June 30, 2011, respectively.

A summary of the status of options granted under the plans is presented below:

Six Months Ended June 30, 2012
	Number of Shares	Weighted Average Exercise Price	Average Intrinsic Value (1)

Outstanding at January 1, 2012	23,732	$13.00
Granted	-
Exercised	-
Forfeited	(23,732)	13.00
Outstanding at June 30, 2012	-	$-

Exercisable at end of quarter	-		$-
Weighted-average fair value per option of options granted during the year

(1)
The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the June 30, 2012 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2012.  This amount changes based on the changes in the market value of the Company’s common stock.

 `
No options were exercised during the six month period ended June 30, 2012. The total intrinsic value of options exercised during the six months ended June 30, 2011 was $97,303.

A summary of the status of the Company’s non-vested restricted shares granted under the above-described plans is presented below:

Index

	Six Months Ended June 30, 2012
	Shares	Weighted Average Fair Value

Nonvested at January 1, 2012	32,572	$12.44

Granted	11,925	12.08
Vested	(13,074)	10.06
Forfeited	-
Nonvested at June 30, 2012	31,423	13.30

As of June 30, 2012, there was $227,321 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of three years.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	Six Months Ended June 30, 2012
	Performance Based Stock Rights	Weighted Average Fair Value

Nonvested at January 1, 2012	32,572	$12.44

Granted	11,925	12.08
Vested	(13,074)	10.06
Forfeited	-
Nonvested at June 30, 2012	31,423	13.30

Note 8.	Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code (“Code”) Section 401(k) covering employees who have completed 3 months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company’s 401(k) expenses for the quarters ended June 30, 2012 and 2011 were $187,500 and $164,000, respectively, and $359,000 and $327,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Index

The Company has a nonqualified deferred compensation plan for a former key employee’s retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $8,322 and $474 for the quarters ended June 30, 2012 and 2011, respectively, and $16,644 and $1,185 for the six months ended June 30, 2012 and 2011, respectively..

Concurrent with the establishment of the Deferred Compensation Plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the Deferred Compensation Plan.  The Company has recorded in other assets of $1,162,847 and $1,145,876 representing cash surrender value of these policies at June 30, 2012 and December 31, 2011, respectively.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any market activity then the security would fall to the lowest level of the hierarchy (Level 3).  The carrying value of restricted Federal Reserve Bank, Community Bankers Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and are therefore excluded from the following table.

Interest rate swaps: Interest rate swaps are recorded at fair value on a recurring basis.  The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities.  The Company determines the fair value of its interest rate swap using externally developed pricing models based on market observable inputs and therefore classifies such valuation as Level 2.  The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

Index

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signicant Unobservable Inputs (Level 3)
Assets at June 30, 2012
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$49,537	$-	$49,537	$-
Obligations of states and political subdivisions	7,402	-	7,402	-
Corporate bonds	292	-	-	292
Mutual funds	357	357	-	-
Total available-for sale securities	57,588	357	56,939	292

Interest rate swap	-	-	-	-
Total assets at fair value	$57,588	$357	$56,939	$292

Liabilities at June 30, 2012
Interest rate swap	$831	$-	$831	$-
Total liabilities at fair value	$831	$-	$831	$-

Assets at December 31, 2011
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$39,572	$-	$39,572	$-
Obligations of states and political subdivisions	7,394	-	7,394	-
Corporate bonds	335	-	-	335
Mutual funds	349	349	-	-
Total available-for sale securities	47,650	349	46,966	335

Interest rate swap	179	-	179	-
Total assets at fair value	$47,829	$349	$47,145	$335

Liabilities at December 31, 2011
Interest rate swap	$452	$-	$452	$-
Total liabilities at fair value	$452	$-	$452	$-

        Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the six months ended June 30, 2012 and year ended December 31, 2011 were as follows:

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2012	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance June 30, 2012
Available-for-sale securities	$335	$-	$(43)	$-	$292

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2011	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2011
Available-for-sale securities	$552	$(189)	$(28)	$-	$335

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At June 30, 2012, the Company’s Level 3 loans consisted of one relationship totaling $ 692,300 secured by residential real estate with a reserve of $83,000, and three relationships totaling $ 555,500 secured by business assets and inventory with a reserve of $ 411,500.

Other Real Estate Owned (“OREO”):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1,776,000 at both June 30, 2012 and December 31, 2011.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at June 30, 2012
(In thousands)	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$7,989	$-	$7,236	$753
Other real estate owned, net	1,776	-	1,776	-

	Carrying Value at December 31, 2011
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$1,855	$-	$971	$884
Other real estate owned, net	1,776	-	1,776	-

Index

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Level	Valuation Technique(s)	Unobservable Input	Value*
Securities available-for-sale	3	Discounted cash flow	Constant prepayment rate	1%
			Probability of default	0%-100%
			Loss severity	100%

Impaired Loans	3	Discounted appraised value	Selling cost	4%
			Discount for lack of marketability	0%-20%
			and age of appraisal
			Probablility of default	> 50%

Other Real Estate Owned	3	Discounted appraised value	Selling cost	8%
			Discount for lack of marketability	12%
			and age of appraisal

*Range is not shown where there is only a single instance reported.

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

Index

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

At June 30, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit were deemed immaterial.

Index

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at June 30, 2012
	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Cash and short-term investments	$31,278	$28,744	$2,534	$-
Securities available for sale	57,588	357	56,939	292
Restricted investments	2,275	-	2,275	-
Net Loans	460,305	-	454,123	753
Accrued interest receivable	1,377	-	1,377	-
Interest rate swap	-	-	-	-
BOLI	11,831	-	11,831	-
Total Financial Assets	$559,225	$29,101	$529,079	$1,045

Liabilities
Deposits	$502,971	$-	$502,971	$-
Borrowings	25,856	-	25,856	-
Company obligated mandatorily
redeemable capital securities	5,249	-	5,249	-
Accrued interest payable	404	-	404	-
Interest rate swaps	831	-	831	-
Total Financial Liabilities	$535,311	$-	$535,311	$-

	Fair Value Measurements at December 31, 2011
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Cash and short-term investments	$72,207	$69,660	$2,547	$-
Securities available for sale	47,649	349	46,965	335
Restricted investments	2,543	-	2,543	-
Net Loans	463,449	-	462,565	884
Accrued interest receivable	1,534	-	1,534	-
Interest rate swap	179	-	179	-
BOLI	11,621	-	11,621	-
Total Financial Assets	$599,182	$70,009	$527,954	$1,219

Liabilities
Deposits	$535,567	$-	$535,567	$-
Borrowings	26,023	-	26,023	-
Company obligated mandatorily				-
redeemable capital securities	4,982	-	4,982
Accrued interest payable	401	-	401	-
Interest rate swaps	452	-	452	-
Total Financial Liabilities	$567,425	$-	$567,425	$-

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Fauquier Bankshares, Inc. (“the Company”), and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the Bank’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our plans to expand our branch network and increase our market share, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,695,160 shares of common stock, par value $3.13 per share, held by approximately 406 holders of record on June 30, 2012.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. An eleventh branch office is currently projected to open in Gainesville, Virginia during 2013. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The basic services offered by the Bank include: interest bearing and non-interest-bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier’s checks, domestic collections, savings bonds, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Maestro, Accel-Exchange and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”), to provide customers multi-million dollar FDIC insurance on CD investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

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

As of June 30, 2012, the Company had total consolidated assets of $582.6 million, total loans net of allowance for loan losses of $450.2 million, total consolidated deposits of $500.1 million, and total consolidated shareholders’ equity of $47.5 million.

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

Net income of $79,000 for the second quarter of 2012 was a 93.1% decrease from the net income for the second quarter of 2011 of $1.14 million.  Net income of $1.03 million for the first six months of 2012 was a 49.9% decrease from the net income for the first six months of 2011 of $2.06 million.  Loans, net of reserve, totaling $450.2 million at June 30, 2012, decreased 0.4% when compared with December 31, 2011, but increased 0.5% when compared with June 30, 2011.  Deposits, totaling $500.1 million at June 30, 2012, decreased 5.7% compared with year-end 2011, and decreased 3.6% when compared with June 30, 2011.  Assets under WMS management, totaling $305.6 million in market value at June 30, 2012, decreased 5.3% from June 30, 2011.

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

The Bank’s non-performing assets totaled $9.4 million or 1.62% of total assets at June 30, 2012, as compared with $6.7 million or 1.10% of total assets at December 31, 2011, and $6.7 million or 1.13% of total assets at June 30, 2011. Nonaccrual loans totaled $7.4 million or 1.61% of total loans at June 30, 2012 compared with $4.6 million or 1.01% of total loans at December 31, 2011, and $3.0 million or 0.65% of total loans at June 30, 2011. The provision for loan losses was $3.3 million for the first six months of 2012 compared with $771,000 for the first six months of 2011. The $2.53 million increase in the provision for loan losses was primarily due to the determination of impairment for two commercial real estate loans during the June 2012 quarter. Loan charge-offs, net of recoveries, totaled $579,000 or 0.13% of total average loans for the first six months of 2012, compared with $462,000 or 0.10% of total average loans for the first six months of 2011.   Total allowance for loan losses was $9.4 million or 2.06% of total loans at June 30, 2012 compared with $6.7 million or 1.47% of loans at December 31, 2011 and $6.6 million or 1.46% of loans at June 30, 2011.

Index

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2012 and JUNE 30, 2011

NET INCOME
Net income of $79,000 for the second quarter of 2012 was a 93.1% decrease from the net income for the second quarter of 2011 of $1.14 million. Earnings per share on a fully diluted basis were $0.02 for the second quarter of 2012 compared with $0.31 for the second quarter of 2011. Profitability as measured by return on average assets decreased from 0.77% in the second quarter of 2011 to 0.05% for the same period in 2012. Profitability as measured by return on average equity decreased from 9.99% to 0.65% over the same respective quarters in 2011 and 2012. The decrease in net income was primarily due to the $2.49 million increase in the provision for loan losses. This was partially offset by a $916,000  reduction in total other expenses in the second quarter of 2012 compared with the second quarter of 2011, as well as a $160,000 increase on the gain from the sale of securities and a $530,000 reduction in income tax expense for the same respective periods .

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $200,000 or 3.6% to $5.32 million for the quarter ended June 30, 2012 from $5.52 million for the quarter ended June 30, 2011.  The decrease in net interest income was due primarily to the decline in loan balances and reduced yields on earning assets. This was partially offset by reduced rates on deposits over the same period.  The Company’s net interest margin decreased from 4.06% in the second quarter of 2011 to 3.95% in the second quarter of 2012.

Total interest income decreased $423,000 or 6.2% to $6.36 million for the second quarter of 2012 from $6.79 million for the second quarter of 2011. This decrease was primarily due to a 25 basis point decline in the yield on earning assets and reduced loan balances from second quarter 2011 to second quarter 2012. This was partially offset by an increase in balances of investment securities and deposits in other banks.

The tax-equivalent average yield on loans was 5.29% for the second quarter of 2012, down from 5.66% in the second quarter of 2011. Average loan balances decreased $1.8 million or 0.4% from $460.1 million during the second quarter of 2011 to $458.4 million during the second quarter of 2012. The decrease in loans outstanding and yield resulted in a $422,000 or 6.6% decline in interest and fee income from loans for the second quarter of 2012 compared with the same period in 2011.

Average investment security balances increased $8.4  million from $52.3 million in the second quarter of 2011 to $60.7 million in the second quarter of 2012. The tax-equivalent average yield on investments decreased from 2.92% for the second quarter of 2011 to 2.55% for the second quarter of 2012.  Interest and dividend income on security investments increased $5,000 or 1.4%, from $351,000 for the second quarter of 2011 to $355,000 for the second quarter of 2012.  Interest income on deposits in other banks decreased $6,000 from second quarter 2011 to second quarter 2012 resulting from lower earning balances at the Federal Reserve.

Total interest expense decreased $223,000 or 17.6% from $1.26 million for the second quarter of 2011 to $1.04 million for the second quarter of 2012 primarily due to the decline in interest paid on money market accounts and time deposits.

Interest paid on deposits decreased $216,000 or 22.4% from $968,000 for the second quarter of 2011 to $752,000 for the second quarter of 2012.   Average balances on time deposits declined $19.2 million or 11.5% from $166.5 million to $147.3 million while the average rate decreased from 1.67% to 1.57% in the second quarter of 2011 to the second quarter of 2012, resulting in $115,000 less interest expense.  Average money market accounts decreased $31.0 million or 42.0% from the second quarter of 2011 to the second quarter of 2012 while the rate declined from 0.48% to 0.21%, resulting in $66,000 less interest expense.  Average savings account balances increased $8.8 million from the second quarter of 2011 to the second quarter of 2012, while their average rate decreased from 0.26% to 0.16% over the same period, resulting in a decrease of $11,000 of interest expense for the second quarter of 2012.  Average NOW deposit balances increased $22.9 million from the second quarter of 2011 to the second quarter of 2012, while the average rate decreased from 0.43% to 0.31%, resulting in a decrease of $24,000 in NOW interest expense for the second quarter of 2012.    The majority of the decrease in money market accounts and the increase in NOW accounts were due to the elimination of the “sweep” money market account and transfer, for the most part, into the business NOW account.

Interest expense on capital securities was virtually unchanged from the second quarter of 2011to the second quarter of 2012.

From the second quarter of 2011 to the second quarter of 2012, interest expense on FHLB of Atlanta advances decreased $7,000. The average rate on total interest-bearing liabilities decreased from 1.08% in the second quarter of  2011 to 0.93% for the second quarter of 2012.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(In thousands except as noted)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$444,730	$5,889	5.33%	$444,085	$6,252	5.65%
Tax-exempt (1)	8,966	144	6.47%	13,788	233	6.85%
Nonaccrual (2)	4,689	-	-	2,275	-	-
Total Loans	458,385	6,033	5.29%	460,148	6,485	5.66%

Securities
Taxable	53,837	294	2.19%	46,297	291	2.51%
Tax-exempt (1)	6,890	93	5.40%	6,024	91	6.05%
Total securities	60,727	387	2.55%	52,321	382	2.92%

Deposits in banks	30,405	25	0.33%	44,255	32	0.29%
Federal funds sold	11	-	0.19%	10	-	0.22%
Total earning assets	549,528	$6,445	4.72%	556,734	$6,899	4.97%

Less: Reserve for loan losses	(7,089)			(6,831)
Cash and due from banks	4,974			5,471
Bank premises and equipment, net	15,313			14,257
Other real estate owned	1,776			3,360
Other assets	23,466			23,136
Total Assets	$587,968			$596,127

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$80,552			$76,391

Interest-bearing deposits
NOW accounts	167,165	$129	0.31%	144,306	$153	0.43%
Money market accounts	42,925	22	0.21%	73,968	88	0.48%
Savings accounts	63,648	25	0.16%	54,864	36	0.26%
Time deposits	147,281	576	1.57%	166,506	691	1.67%
Total interest-bearing deposits	421,019	752	0.72%	439,644	968	0.88%

Federal funds purchased	9	-	-	-	-
Federal Home Loan Bank advances	25,000	240	3.86%	25,000	247	3.91%
Capital securities of subsidiary trust	4,124	50	4.84%	4,124	50	4.83%
Total interest-bearing liabilities	450,152	1,042	0.93%	468,768	1,265	1.08%

Other liabilities	8,739			5,261
Shareholders' equity	48,525			45,707
Total Liabilities & Shareholders' Equity	$587,968			$596,126

Net interest spread		$5,403	3.79%		$5,634	3.89%

Interest expense as a percent of average earning assets			0.76%			0.91%
Net interest margin			3.95%			4.06%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

Index

Rate / Volume Variance

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(363)	$9	$(372)
Loans; tax-exempt (1)	(89)	(81)	(8)
Securities; taxable	3	47	(44)
Securities; tax-exempt (1)	2	13	(11)
Deposits in banks	(7)	(10)	3
Federal funds sold	-	-	-
Total Interest Income	(454)	(22)	(432)

Interest Expense
NOW accounts	(24)	24	(48)
Money market accounts	(66)	(37)	(29)
Savings accounts	(11)	6	(17)
Time deposits	(115)	(80)	(35)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(7)	-	(7)
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(223)	(87)	(136)
Net Interest Income	$(231)	$65	$(296)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $2.80 million for the second quarter of 2012 compared with $308,000 for the second quarter of 2011. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The $2.49 million increase in the provision for loan losses is primarily due to the determination by management of impairment for two commercial real estate loans during the June 2012 quarter. The reserve for losses on the two loans was increased from approximately $500,000 during the previous quarter to approximately $2.85 million during the current quarter. The two loans share some of the same borrowers/guarantors. Of the two loans, the first loan has an outstanding balance of $3.2 million, was past due over 60 days at June 30, 2012, and was classified as a nonperforming loan in the nonperforming asset table in Note 3, “Loans and Allowance for Loan Losses” in the financial statements of this Form 10-Q. The second loan has an outstanding balance of $6.9 million, is less than 30 days past due, and has not been classified as nonperforming. Both loans are included as impaired commercial real estate loans in Note 3. The Bank believes that the ultimate collection of interest and principal on these two loans will be derived from both the value of  the properties as well as the global cash flow position of the borrower/guarantor group.

OTHER INCOME
Total other income increased by $186,000 from $1.58 million for the second quarter of 2011 to $1.77 million in the second quarter of 2012. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The increase was primarily due to a $160,000 increase in the gain on the sale of securities during the second quarter of 2012 compared with the second quarter of 2011.

Trust and estate income increased $55,000 or 15.9% from the second quarter of 2011 to the second quarter of 2012 primarily due to an increase in estate settlement revenue.

Index

Brokerage service revenues decreased $1,000 or 0.9% from the second quarter of 2011 to the second quarter of 2012.

Service charges on deposit accounts decreased $86,000 or 11.6% to $653,000 for the second quarter of 2012 compared to one year earlier.  The change is primarily due to changes in the processing of overdrafts, including waiving all charges on low dollar overdrafts, as well as a change in overdraft activities by customers.

Other service charges, commissions and fees increased $57,000 or 14.0% from $410,000 in second quarter of 2011 to $467,000  in the second quarter of 2012. Included in other service charges, commissions, and income is debit card interchange income which totaled $285,000 and $267,000 for the second quarters of 2012 and 2011, respectively. Also included is Bank Owned Life Insurance (“BOLI”) income, which was $105,000 during the second quarter of 2012, compared with $104,000 one year earlier.  Total BOLI was $11.8 million in cash value at June 30, 2012, compared with $11.4 million one year earlier.

OTHER EXPENSE
Total other expense decreased $916,000 or 17.4% during the second quarter of 2012 compared with the second quarter of 2011, primarily due to the reduction in salary and benefit expenses, FDIC expense, and the loss on the sale or impairment of other real estate owned.

Salaries and employees’ benefits decreased $593,000 or 22.4%.  The decrease is primarily due to the reversal of $308,000 of previously accrued incentive compensation expense for 2012 compared with $245,000 of accrued incentive compensation during the second quarter of 2011. In addition, active full-time equivalent employees were reduced from 161 as of June 30, 2011 to 151 as of June 30, 2012.  For the remainder of 2012, the Company plans no additional net growth in full-time equivalent personnel.

Occupancy expense increased $11,000 or 2.3%, while furniture and equipment expense increased $27,000 or 9.5%, from second quarter 2011 to second quarter 2012. The increase in furniture and equipment expense was due primarily to the purchase of personal computers and software.

Marketing expense decreased from $10,000 or 6.0% for the second quarter of 2011 to $154,000 for the second quarter of 2012. The majority of marketing expense is related to the direct mail program for transaction deposit accounts.

Legal, accounting and consulting expense decreased $35,000 or 11.4% in the second quarter of 2012 compared with the second quarter of 2011 due to reduced outsourced services and management consulting.

Data processing expense increased $12,000 or 4.1% for the second quarter of 2012 compared with the same time period in 2011 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

FDIC deposit insurance expense decreased 44.9% from $195,000 for the second quarter of 2011 to $107,000 for the second quarter of 2012.  The decline was due to a change in the FDIC assessment base from average deposits to average assets less tangible equity as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.   This new lower rate is assumed to be in effect in the near-term, however, future FDIC assessment expense is difficult to project, as it is largely dependent on the relative health of the U.S. banking industry and any resulting changes in regulation.

The gain on sale of other real estate owned (“OREO”) was $6,500 for the second quarter of 2012 compared with a loss of $251,000 for the same quarter in 2011.

Other operating expenses increased $17,000 or 2.6% in the second quarter of 2012 compared with the second quarter of 2011.  The increase was primarily due to increased telecom and office supplies expense.

INCOME TAXES
Income tax benefit was $138,000 for the quarter ended June 30, 2012 compared with an income tax expense of $393,000 for the quarter ended June 30, 2011. The effective tax benefit rate for the second quarter of 2012 is not a meaningful percentage. The effective tax rate was 25.6% for the second quarter of 2011. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

Index

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2012 and JUNE 30, 2011

NET INCOME
Net income of $1.03 million for the first six months of 2012 was a 49.9% decrease from the net income for the first six months of 2011 of $2.06 million. Earnings per share on a fully diluted basis were $0.28 for the six months ended June 30, 2012 compared to $0.56 for the six months ended June 30, 2011. Profitability as measured by return on average assets decreased from 0.70% in the six months ended June 30, 2011 to 0.35% for the same period in 2012. Profitability as measured by return on average equity decreased from 9.19% to 4.30% over the same respective six month periods in 2011 and 2012. The decrease in net income was primarily due to the $2.53 million increase in the provision for loan losses. This was partially offset by a $936,000 reduction in total other expenses and a $489,000 reduction in income tax expense into the first half of 2012 compared with the first half of 2011.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $343,000 or 3.1% to $10.72 million for the six months ended June 30, 2012 from $11.06 million for the six months ended June 30, 2011.  The decrease in net interest income was due primarily to the decline in loan balances and reduced yields on earning assets. These were partially offset by reduced rates on deposits and wholesale funding over the same period.  The Company’s net interest margin decreased from 4.09% in the six months ended June 30, 2011 to 3.93% in the six months ended June 30, 2012.

Total interest income decreased $755,000 or 5.5% to $12.87 million for the six months ended June 30, 2012 from $13.63 million for the six months ended June 30, 2011. This decrease was primarily due to a 31 basis point decline in the yield on earning assets and reduced average loan balances from the first six months of 2011 to the first six months of 2012. This was partially offset by an increase in balances of investment securities and deposits in other banks.

The average yield on loans was 5.36% for the first six months of 2012, down from 5.71% for the first six months of 2011. Average loan balances decreased $4.2 million or 0.9% from $461.7 million during the six months ended June 30, 2011 to $457.5 million during the six months ended June 30, 2012. The decrease in loans outstanding and yield resulted in an $806,000 or 6.2% decline in interest and fee income from loans for the first six months of 2012 compared with the same period in 2011.

Average investment security balances increased $6.5 million from $51.9 million in the first six months of 2011 to $58.4 million in the first six months of 2012. The tax-equivalent average yield on investments decreased from 2.78% for the first six months of 2011 to 2.63% for the first six months of 2012.  Interest and dividend income on security investments increased $45,000 or 6.9%, from $660,000 for the six months ended June 30, 2011 to $705,000 for the six months ended June 30, 2012.  Interest income on deposits in other banks increased $6,000 from the first six months of 2011 to the first six months of 2012.

Total interest expense decreased $412,000 or 16.1% from $2.57 million for the six months ended June 30, 2011 to $2.15 million for the six months ended June 30, 2012, primarily due to the decline in interest paid on money market accounts and time deposits.

Interest paid on deposits decreased $409,000 or 20.7% from $1.98 million for the six months ended June 30, 2011 to $1.57 million for the six months ended June 30, 2012.  Average balances on time deposits declined $18.0 million or 10.6% from $169.9 million to $151.9 million while the average rate decreased from 1.69% to 1.59% in the first six months of 2011 to the first six months of 2012, resulting in $218,000 less interest expense.  Average money market accounts decreased $33.0 million or 42.5% from the first six months of 2011 to the first six months of 2012 while the rate declined from 0.46% to 0.22%, resulting in $130,000 less interest expense.  Average savings account balances increased from $8.9 million for the first six months of 2011 to the first six months of 2012, while their average rate decreased from 0.26% to 0.16% over the same period, resulting in a decrease of $21,000 of interest expense for the six months ended June 30, 2012.  Average NOW deposit balances increased $32.3 million from the first six months of 2011 to the first six months of 2012, while the average rate decreased from 0.44% to 0.31%, resulting in a decrease of $40,000 in NOW interest expense for the the six months ended June 30, 2012.  The decrease in money market accounts and majority of the increase in NOW accounts was due to the elimination of the “sweep” money market account and transfer, for the most part, into the business NOW account.

Interest expense on capital securities increased $1,000 from the first six months of 2011 to the first six months of 2012, while interest expense on FHLB of Atlanta advances decreased $4,000. The average rate on total interest-bearing liabilities decreased from 1.09% during the first six months of 2011 to 0.94% during the first six months of 2012.

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

Index

Average Balances, Income and Expense, and Average Yields and Rates

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(In thousands except as noted)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$443,617	$11,913	5.40%	$444,766	$12,581	5.70%
Tax-exempt (1)	9,032	290	6.47%	14,814	501	6.82%
Nonaccrual (2)	4,868	-	-	2,107	-	-
Total Loans	457,517	12,203	5.36%	461,687	13,082	5.71%

Securities
Taxable	51,464	582	2.26%	45,916	541	2.36%
Tax-exempt (1)	6,893	186	5.41%	5,934	179	6.03%
Total securities	58,357	768	2.63%	51,850	720	2.78%

Deposits in banks	40,880	63	0.31%	43,003	57	0.27%
Federal funds sold	9	-	0.20%	10	-	0.25%
Total earning assets	556,763	$13,034	4.71%	556,550	$13,859	5.02%

Less: Reserve for loan losses	(6,990)			(6,633)
Cash and due from banks	4,966			5,373
Bank premises and equipment, net	15,152			14,199
Other real estate owned	1,776			3,236
Other assets	23,498			23,310
Total Assets	$595,165			$596,035

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$78,089			$73,807

Interest-bearing deposits
NOW accounts	172,426	$266	0.31%	140,087	$306	0.44%
Money market accounts	44,600	48	0.22%	77,593	178	0.46%
Savings accounts	64,083	51	0.16%	55,194	72	0.26%
Time deposits	151,921	1,202	1.59%	169,886	1,420	1.69%
Total interest-bearing deposits	433,030	1,567	0.73%	442,760	1,976	0.90%

Federal funds purchased	8	-	0.76%	4	-	0.68%
Federal Home Loan Bank advances	25,000	487	3.92%	25,000	491	3.91%
Capital securities of subsidiary trust	4,124	100	4.86%	4,124	99	4.83%
Total interest-bearing liabilities	462,162	2,154	0.94%	471,888	2,566	1.09%

Other liabilities	6,636			5,178
Shareholders' equity	48,278			45,162
Total Liabilities & Shareholders' Equity	$595,165			$596,035

Net interest spread		$10,880	3.77%		$11,293	3.93%

Interest expense as a percent of average earning assets			0.78%			0.93%
Net interest margin			3.93%			4.09%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

Index

Rate / Volume Variance

	Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(668)	$(33)	$(635)
Loans; tax-exempt (1)	(211)	(196)	(15)
Securities; taxable	41	65	(24)
Securities; tax-exempt (1)	7	29	(22)
Deposits in banks	6	(3)	9
Federal funds sold	-	-	-
Total Interest Income	(825)	(138)	(687)

Interest Expense
NOW accounts	(40)	71	(111)
Money market accounts	(130)	(76)	(54)
Savings accounts	(21)	12	(33)
Time deposits	(218)	(150)	(68)
Federal funds purchased and securities
sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(4)	-	(4)
Capital securities of subsidiary trust	1	-	1
Total Interest Expense	(412)	(143)	(269)
Net Interest Income	$(413)	$5	$(418)

(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $3.30 million for the first six months of 2012 compared with $771,000 for the first six months of 2011. The reasons for the increase in the provision for loan losses are the same as discussed for the quarter ended June 30, 2012.

OTHER INCOME
Total other income increased by $421,000 from $2.83 million for the first six months of 2011 to $3.25 million in the first six months of 2012. The increase was primarily due to an $189,000 decrease in other-than-temporary impairment losses on securities during the first six months of 2012 compared with the first six months of 2011. Additionally, there was a $159,000 increase in the gain on the sale of securities during the first six months of 2012 compared with the first six months of 2011, as well as a $95,000 increase in trust and estate income over the same period.

Trust and estate income increased $95,000 or 14.6% from the first six months of 2011 to the first six months of 2012 primarily due to an increase in estate settlement revenue.

Brokerage service revenues decreased $31,000 or 15.9% from the first six months of 2011 to the first six months of 2012 due to better than expected annuity sales in 2011 that did not reoccur in 2012.

Service charges on deposit accounts decreased $66,000 or 4.7% to $1.35 million for the first six months of 2012 compared to one year earlier.  The change is primarily due to changes in the processing of overdrafts, including waiving all charges on low dollar overdrafts, as well as a change in overdraft activities by customers.

Other service charges, commissions and fees increased $74,000 or 9.8% from $759,000 in six months ended June 30, 2011 to $834,000 in the six months ended June 30, 2012. Included in other service charges, commissions, and income is debit card interchange income which totaled $529,000 and $486,000 for the first six months of 2012 and 2011, respectively. Also included is BOLI income, which was $210,000 during the first six months of 2012, compared with $207,000 for the same period one year earlier.

Index

OTHER EXPENSE
Total other expense decreased $936,000 or 9.0% during the six months ended June 30, 2012 compared with the six months ended June 30, 2011, primarily due to the reduction in salary and employee benefits, as well as FDIC expense.

Salaries and employees’ benefits decreased $598,000 or 11.2% for the six months ended June 30, 2012 compared with the first six months of 2011. During the first six months of 2011, there was approximately $560,000 of accrued short and long-term incentive compensation that was not accrued in 2012.

Occupancy expense increased $6,000 or 0.6%, while furniture and equipment expense decreased $15,000 or 2.5%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. The decrease in furniture and equipment expense was due primarily to decreases in technology hardware and software depreciation and maintenance.

Marketing expense increased from $302,000 for the first six months of 2011 to $319,000 for the first six months of 2012 due to an increase in direct mail marketing.

Legal, accounting and consulting expense decreased $47,000 or 8.2% in the first six months of 2012 compared with the same period of 2011 primarily due to a re-categorization of certain service maintenance agreements from consulting fees to other operating expense.

FDIC deposit insurance expense decreased 42.8% from $393,000 for the six months ended June 30, 2011 to $225,000 for the six months ended June 30, 2012.  The decline was due to a change in the FDIC assessment base from average deposits to average assets less tangible equity as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

The gain on sale of OREO was $8,000 for the six months ended June 30, 2012 compared with a loss of $251,000 in 2011.

Data processing expense increased $28,000 or 4.8% for the six months ended June 30, 2012 compared with the same time period in 2011 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

Other operating expenses increased $101,000 or 7.3% in the six months ended June 30, 2012 compared with the same period in 2011.  The increase was primarily due to the re-categorization of service maintenance agreements from consulting fees to other operating expense. In addition, there were higher fraud and deposit account-related charge-offs in 2012 than in 2011.

INCOME TAXES
Income tax expense was $175,000 for the six months ended June 30, 2012 compared with $664,000 for the six months ended June 30, 2011. The effective tax rates were 14.5% and 24.4% for the first six months of 2012 and 2011, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2012 and DECEMBER 31, 2011
Total assets were $582.6 million at June 30, 2012 compared with $614.2 million at December 31, 2011, a decrease of 5.2% or $31.7 million. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, securities, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $26.1 million at June 30, 2012, reflecting a decrease of $40.5 million from December 31, 2011.  The decrease in interest-bearing deposits in other banks was primarily due to the reduction in excess liquidity caused by the increase in investment securities as well as the reduction in the Bank’s time deposits.

INVESTMENT SECURITIES.  Total investment securities were $57.6 million at June 30, 2012, reflecting an increase of $9.9 million from $47.7 million at December 31, 2011.  The increase is due to purchases of government backed mortgage pools that are used to collateralize public deposits in excess of FDIC deposit insurance.

DEPOSITS. For the six months ended June 30, 2012, total deposits decreased by $30.5 million or 5.7% when compared with total deposits at December 31, 2011. Non-interest-bearing deposits increased by $5.2 million and interest-bearing deposits decreased by $35.7 million. Included in interest-bearing deposits at June 30, 2012 and December 31, 2011 were $33.6 million and $42.4 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $33.6 million in brokered deposits, $29.3 million represent deposits of Bank customers, exchanged through the CDARS’ network.  With the CDARS’ program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the Bank and making these funds fully available for lending in our community. The increase in the Bank’s non-interest-bearing deposits and the decrease in interest-bearing deposits during the first six months of 2012 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2012 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

Index

ASSET QUALITY
Non-performing assets, primarily consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as borrowers that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the net realizable value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency.

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

Non-performing assets totaled $9.4 million or 1.62% of total assets at June 30, 2012, compared with $6.7 million or 1.10% of total assets at December 31, 2011, and $6.7 million or 1.13% of total assets at June 30, 2011. Included in non-performing assets at June 30, 2012 were $292,000 of non-performing pooled trust preferred bonds at market value, $1.8 million of other real estate owned and $7.4 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 1.61% at June 30, 2012, as compared with 1.01% and 0.65% at December 31, 2011 and June 30, 2011, respectfully.

There were two loans totaling $201,000 that were past due 90 days or more and still accruing interest at June 30, 2012, compared with $101,000 on December 31, 2011 and none at June 30, 2011.  For additional information regarding non-performing assets and potential loan problems, see “Loans and Allowance for Loan Losses” in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At June 30, 2012, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at June 30, 2012 was approximately 5.3% of loans to the hospitality industry (hotels, motels, inns, etc.).

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of June 30, 2012, construction and land loans were $36.1 million or 63.3% of the concentration limit. Commercial investor real estate loans, including construction and land loans, were $214.0 million or 217.3% of the concentration level.

CONTRACTUAL OBLIGATIONS
As of June 30, 2012, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2012, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of June 30, 2012, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

Index

At June 30, 2012 and December 31, 2011, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Risk Based Capital Ratios

	June 30, 2012	December 31, 2011
(In thousands except where noted)
Tier 1 Capital:
Shareholders' Equity	$47,535	$47,571

Plus: Unrealized loss on securities available for sale/FAS 158, net	1,411	1,376
Less: Unrealized loss on equity securities, net	-	-
Less: Acumulated net gain (loss) on cash flow hedge and retirement obligations	(309)	(48)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	53,255	52,899

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,557	5,501

Total Capital:	58,812	58,400

Risk Weighted Assets:	$440,675	$438,830

Regulatory Capital Ratios:
Leverage Ratio	9.06%	8.70%
Tier 1 to Risk Weighted Assets	12.08%	12.05%
Total Capital to Risk Weighted Assets	13.35%	13.31%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $47.5 million at June 30, 2012 compared with $47.6 million at December 31, 2011 and $46.2 million at June 30, 2011. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.  On January 19, 2012, the Company’s Board of Directors authorized the Company to repurchase up to 110,093 shares (3% of common stock outstanding on January 1, 2012) beginning January 1, 2012 and continuing until the next Board reset.  No shares were repurchased during the six month period ended June 30, 2012.

Accumulated other comprehensive income/loss increased to an unrealized loss net of tax benefit of $1.7 million at June 30, 2012 compared with $1.3 million at December 31, 2011 and $1.5 million at June 30, 2011.

As discussed in “Company-Obligated Mandatorily Redeemable Capital Securities” in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of June 30, 2012, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

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

Index

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $31.2 million at June 30, 2012 compared with $72.2 million at December 31, 2011. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $10.9 million was unpledged and readily salable at June 30, 2012. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $120.0 million at June 30, 2012 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $71.0 million. At June 30, 2012, $25 million of the FHLB of Atlanta line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2012 and December 31, 2011. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	June 30, 2012			December 31, 2011
(In thousands except as noted)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$71,046	$-	$71,046	$58,144	$-	$58,144
Federal Home Loan Bank advances	121,288	25,000	96,288	110,706	25,000	85,706
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			6,535			46,633
Securities, available for sale and unpledged at fair value			10,937			9,671
Total short-term funding sources			$184,806			$200,154

Uses:
Unfunded loan commitments and lending lines of credit			$71,227			$70,737
Letters of credit			4,314			3,992
Total potential short-term funding uses			$75,541			$74,729

Ratio of short-term funding sources to potential short-term funding uses			244.6%			267.8%

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2012.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject to that, in the opinion of management, may materially impact the financial condition of either the Company or the Bank.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2012, the Company’s Board of Directors authorized the Company to repurchase up to 110,093 shares (3% of common stock outstanding on January 1, 2012) beginning January 1, 2012 and continuing until the next Board reset.  No shares were repurchased during the six month period ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Index

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
Dated:  August 10, 2012

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: August 10, 2012