Form 10-Q
period 2012-09-30
FAUQUIER BANKSHARES, INC.
filed 2012-11-13
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The registrant had 3,695,160 shares of common stock outstanding as of November 3, 2012.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,255,644	$5,544,545
Interest-bearing deposits in other banks	28,326,116	66,607,776
Federal funds sold	11,910	7,904
Securities available for sale	53,167,685	47,649,479
Restricted investments	2,193,400	2,543,200
Loans	453,910,078	458,813,851
Allowance for loan losses	(8,606,391)	(6,728,320)
Net loans	445,303,687	452,085,531
Bank premises and equipment, net	15,057,497	14,788,611
Accrued interest receivable	1,425,457	1,533,758
Other real estate owned, net of allowance	1,776,000	1,776,000
Bank-owned life insurance	11,934,292	11,621,158
Other assets	11,150,311	10,066,086
Total assets	$575,601,999	$614,224,048

Liabilities
Deposits:
Noninterest-bearing	$83,616,859	$75,310,509
Interest-bearing:
NOW accounts	169,531,521	184,383,523
Savings accounts and money market accounts	106,805,090	107,004,349
Time deposits	132,050,829	163,871,068
Total interest-bearing	408,387,440	455,258,940
Total deposits	492,004,299	530,569,449

Federal Home Loan Bank advances	25,000,000	25,000,000
Company-obligated mandatorily redeemable capital securities	4,124,000	4,124,000
Other liabilities	6,014,373	6,959,739
Commitments and contingencies	-	-
Total liabilities	527,142,672	566,653,188

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2012: 3,695,160 shares including 31,423 nonvested shares: 2011: 3,669,758 shares including 32,572 nonvested shares	11,467,497	11,384,392
Retained earnings	38,592,829	37,503,865
Accumulated other comprehensive income (loss), net	(1,600,999)	(1,317,397)
Total shareholders' equity	48,459,327	47,570,860
Total liabilities and shareholders' equity	$575,601,999	$614,224,048

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2012 and 2011

	2012	2011
Interest Income
Interest and fees on loans	$5,942,034	$6,469,533
Interest and dividends on securities available for sale:
Taxable interest income	230,497	252,860
Interest income exempt from federal income taxes	61,496	58,685
Dividends	28,118	15,127
Interest on federal funds sold	5	5
Interest on deposits in other banks	25,647	41,039
Total interest income	6,287,797	6,837,249

Interest Expense
Interest on deposits	693,224	987,022
Interest on federal funds purchased	8	12
Interest on Federal Home Loan Bank advances	233,853	249,673
Distribution on capital securities of subsidiary trusts	50,182	50,202
Total interest expense	977,267	1,286,909

Net interest income	5,310,530	5,550,340

Provision for loan losses	550,000	700,000

Net interest income after provision for loan losses	4,760,530	4,850,340

Other Income
Trust and estate income	336,184	296,251
Brokerage income	74,630	116,291
Service charges on deposit accounts	664,317	825,998
Other service charges, commissions and income	467,350	441,668
Gain on sale of securities	2,076	24,138
Total other income	1,544,557	1,704,346

Other Expenses
Salaries and benefits	2,360,052	2,680,390
Occupancy expense of premises	484,130	490,473
Furniture and equipment	282,585	262,753
Marketing expense	202,320	168,662
Legal, audit and consulting expense	260,682	261,114
Data processing expense	294,098	279,289
Federal Deposit Insurance Corporation expense	120,636	83,043
(Gain) loss on sale or impairment and expense of other real estate owned, net	8,477	100,000
Other operating expenses	627,753	657,540
Total other expenses	4,640,733	4,983,264

Income (loss) before income taxes	1,664,354	1,571,422

Income tax expense (benefit)	451,868	423,548

Net Income	$1,212,486	$1,147,874

Earnings per Share, basic	$0.33	$0.31

Earnings per Share, assuming dilution	$0.33	$0.31

Dividends per Share	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
Interest Income
Interest and fees on loans	$18,046,491	$19,380,394
Interest and dividends on securities available for sale:
Taxable interest income	772,491	759,612
Interest income exempt from federal income taxes	184,446	176,695
Dividends	67,909	49,828
Interest on federal funds sold	15	18
Interest on deposits in other banks	88,358	97,585
Total interest income	19,159,710	20,464,132

Interest Expense
Interest on deposits	2,260,211	2,962,756
Interest on federal funds purchased	39	25
Interest on Federal Home Loan Bank advances	720,665	740,878
Distribution on capital securities of subsidiary trusts	149,761	148,942
Total interest expense	3,130,676	3,852,601

Net interest income	16,029,034	16,611,531

Provision for loan losses	3,850,000	1,470,835

Net interest income after provision for loan losses	12,179,034	15,140,696

Other Income
Trust and estate income	1,078,756	944,023
Brokerage income	236,810	309,188
Service charges on deposit accounts	2,009,512	2,237,427
Other service charges, commissions and income	1,301,168	1,201,057
Total other-than-temporary impairment losses on securities	-	(228,306)
Less: Portion of gain/(loss) recognized in other comprehensive income before taxes	-	(39,179)
Net other-than-temporary impairment losses on securities	-	(189,127)
Gain on sale of securities	165,429	28,390
Total other income	4,791,675	4,530,958

Other Expenses
Salaries and benefits	7,122,626	8,041,339
Occupancy expense of premises	1,429,339	1,429,613
Furniture and equipment	868,521	863,983
Marketing expense	521,497	470,547
Legal, audit and consulting expense	792,959	840,985
Data processing expense	912,177	869,030
Federal Deposit Insurance Corporation expense	345,197	475,725
(Gain) loss on sale or impairment and expense of other real estate owned, net	-	350,821
Other operating expenses	2,106,119	2,035,221
Total other expenses	14,098,435	15,377,264

Income before income taxes	2,872,274	4,294,390

Income tax expense	627,199	1,087,480

Net Income	$2,245,075	$3,206,910

Earnings per Share, basic	$0.61	$0.88

Earnings per Share, assuming dilution	$0.61	$0.87

Dividends per Share	$0.36	$0.36

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

For the Three Months Ended September 30, 2012 and 2011

	2012	2011
Net Income	$1,212,486	$1,147,874
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $26,159 in 2012 and $82,631 in 2011	(50,779)	(160,400)
Change in fair value of securities available-for-sale net of tax effect of $88,469 in 2012 and $144,305 in 2011	171,909	280,122
Adjustment for gain on sale of securities available for sale, net of tax effect of $706 in 2012 and $8,206 in 2011	(1,370)	(15,931)
Adjustment for reclassification for other than temporary impairment net of tax effect	-	-
Total other comprehensive income (loss), net of tax of $61,694 in 2012 and $53,468 in 2011	119,760	103,791
Comprehensive Income (Loss)	$1,332,246	$1,251,665

For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
Net Income	$2,245,075	$3,206,910
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $215,650 in 2012 and $105,375 in 2011	(418,615)	(204,551)
Change in fair value of securities available-for-sale net of tax effect of $125,798 in 2012 and $405,713 in 2011	244,196	787,560
Adjustment for gain on sale of securities available for sale, net of tax effect of $56,246 in 2012 and $9,652 in 2011	(109,183)	(18,738)
Adjustment for reclassification for other than temporary impairment net of tax effect of $64,303 in 2011	-	124,824
Total other comprehensive income (loss), net of tax of $146,098 in 2012 and $354,989 in 2011	(283,602)	689,095
Comprehensive Income (Loss)	$1,961,473	$3,896,005

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2012 and 2011

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$11,277,346	$34,892,905	$(2,064,688)	$44,105,563
Net income		3,206,910		3,206,910
Other comprehensive income net of tax effect of $354,989			689,095	689,095
Cash dividends ($.36 per share)		(1,321,113)		(1,321,113)
Amortization of unearned compensation, restricted stock awards		102,822		102,822
Issuance of common stock - nonvested shares (10,914 shares)	34,161	(34,161)		-
Issuance of common stock - vested shares (4,752 shares)	14,874	53,080		67,954
Exercise of stock options	58,011	91,558		149,569
Balance, September 30, 2011	$11,384,392	$36,992,001	$(1,375,593)	$47,000,800

Balance, December 31, 2011	$11,384,392	$37,503,865	$(1,317,397)	$47,570,860
Net income		2,245,075		2,245,075
Other comprehensive income net of tax effect of $146,098			(283,602)	(283,602)
Cash dividends ($.36 per share)		(1,330,258)		(1,330,258)
Amortization of unearned compensation, restricted stock awards		104,099		104,099
Issuance of common stock - nonvested shares (13,074 shares)	40,922	(40,922)		-
Issuance of common stock - vested shares (13,477 shares)	42,183	110,970		153,153
Balance, September 30, 2012	$11,467,497	$38,592,829	$(1,600,999)	$48,459,327

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
Cash Flows from Operating Activities
Net income	$2,245,075	$3,206,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	880,911	885,080
Disposal of obsolete assets	-	44,708
Provision for loan losses	3,850,000	1,470,835
Loss on sale or impairment of other real estate owned	-	350,821
(Gain) on sale and call of securities	(165,429)	(28,390)
Loss on impairment of securities	-	189,127
Amortization of security premiums, net	26,340	69,334
Amortization of unearned compensation, net of forfeiture	104,099	102,822
Changes in assets and liabilities:
Decrease (increase) in other assets	(1,321,527)	492,822
Increase (decrease) in other liabilities	(1,401,065)	1,004,163
Net cash provided by (used in) operating activities	4,218,404	7,788,232

Cash Flows from Investing Activities

Proceeds from sale of securities available for sale	3,684,353	31,200
Proceeds from maturities, calls and principal payments of securities available for sale	15,858,199	18,492,033
Purchase of securities available for sale	(24,717,103)	(19,903,305)
Purchase of premises and equipment	(1,149,797)	(710,381)
Redemptions (purchases) of restricted securities	349,800	622,900
Net decrease (increase) in loans	2,931,844	9,551,655
Proceeds from sale of other real estate owned	-	311,179
Net cash provided by (used in) investing activities	(3,042,705)	8,395,281

Cash Flows from Financing Activities

Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(6,744,910)	9,593,077
Net (decrease) in certificates of deposit	(31,820,239)	(7,371,818)
Cash dividends paid on common stock	(1,330,258)	(1,321,113)
Issuance of common stock	153,153	217,523
Net cash provided by (used in) financing activities	(39,742,254)	1,117,669

Increase (decrease) in cash and cash equivalents	(38,566,555)	17,301,182

Cash and Cash Equivalents
Beginning	72,160,225	47,182,499

Ending	$33,593,670	$64,483,681

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,194,459	$3,874,282

Income taxes	$2,037,942	$656,392

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax effect	$135,013	$893,646
Foreclosed assets acquired in settlement of loans	$-	$1,455,433
Unrealized gain (loss) on interest rate swap, net of taxes	$(418,615)	$(204,551)

See accompanying Notes to Consolidated Financial Statements.

Index

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiaries: The Fauquier Bank ("the Bank") and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2012 and December 31, 2011 and the results of operations for the three and nine months ended September 30, 2012 and 2011.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standard Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-03, "Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements."  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The adaption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs."  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in accounting principals generally accepted in the United States ("U.S. GAAP") (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards .  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  The Company has included the required disclosures in its consolidated financial statements.

Index

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220) – Presentation of Comprehensive Income."  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company has included the required disclosures in its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities."  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05."  The amendments are being made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment."  The objective of this amendment is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived tangible asset is impaired as a basis for determining whether it is necessary to perform the quantitive impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.  The more-likely-than-not threshold is defined as having likelihood of more than 50 percent.  Previous guidance in subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount.  If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess.  In accordance with the amendments in this ASU, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that asset is impaired.  Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08.  The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company does not expect the adoption of ASU 2012-12 to have an impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, "Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution."  The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets.  The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

Index

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	September 30, 2012
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$44,068,544	$1,009,760	$(13,536)	$45,064,768
Obligations of states and political subdivisions	6,787,453	649,840	-	7,437,293
Corporate bonds	3,847,950	-	(3,544,702)	303,248
Mutual funds	343,722	18,654	-	362,376
	$55,047,669	$1,678,254	$(3,558,238)	$53,167,685

	December 31, 2011
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$38,811,926	$761,577	$(1,672)	$39,571,831
Obligations of states and political subdivisions	6,791,235	604,331	(1,930)	7,393,636
Corporate bonds	3,793,807	-	(3,458,833)	334,974
Mutual funds	337,060	11,978	-	349,038
	$49,734,028	$1,377,886	$(3,462,435)	$47,649,479

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$1,002,811	$1,003,413
Due after one year through five years	13,998,921	14,065,100
Due after five years through ten years	11,066,055	11,800,010
Due after ten years	28,636,160	25,936,786
Equity securities	343,722	362,376
	$55,047,669	$53,167,685

There were no impairment losses on securities during the quarters ended September 30, 2012 and 2011. There were no impairment losses on securities during the nine months ended September 30, 2012, and impairment losses on securities of $189,000 occurred during the nine months ended September 30, 2011.

During the nine month period ended September 30, 2012, seven securities with a fair value of $3.7 million were sold, resulting in a gain of $162,800. During the quarter and nine month period ended September 30, 2011, the Bank sold 10,000 shares of Federal Home Loan Mortgage Corporation preferred bank stock at a gain of $22,100. During the nine months ended September 30, 2012, nine securities were called totaling a fair value of $9.0 million, resulting in a gain of $2,600.  During the quarter ended September 30, 2012, six securities were called, totaling a fair value of $6.0 million, resulting in a gain of $2,100. During the quarter and nine month period ended September 30, 2011, six and twelve securities with fair values of $6.5 million and $13.0 million were called, resulting in gains of $2,100 and $6,300, respectively.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011, respectively.

Index

	Less than 12 Months		12 Months or More		Total
September 30, 2012	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$-	$-	$1,753,550	$(13,536)	$1,753,550	$(13,536)
Corporate bonds	-	-	303,248	(3,544,702)	303,247	(3,544,702)
Total temporary impaired securities	$-	$-	$2,056,798	$(3,558,238)	$2,056,797	$(3,558,238)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$1,997,300	$(1,672)	$-	$-	$1,997,300	$(1,672)
Obligations of states and political subdivisions	514,895	(1,930)	-	-	514,895	(1,930)
Corporate bonds	-	-	334,974	(3,458,833)	334,974	(3,458,833)
Total temporary impaired securities	$2,512,195	$(3,602)	$334,974	$(3,458,833)	$2,847,169	$(3,462,435)

The nature of securities which were temporarily impaired for a continuous 12 month period or more at September 30, 2012 consisted of four corporate bonds with a cost basis net of other-than-temporary impairment (“OTTI”)  totaling $3.8 million and a temporary loss of approximately $3.5 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody’s Analytics employs a two-step discounted cash-flow valuation process. The first step is to evaluate the financial condition of the individual creditors in order to estimate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions per bond. They have an estimated maturity of 25 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”).  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of September 30, 2012. All four bonds totaling $303,000 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.

Additional information regarding each of the pooled trust preferred securities as of September 30, 2012 follows:

Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit

$387,407	$6,883	50%	26%	24%	broken	C	$612,592	$251,147
1,620,878	252,057	68%	17%	15%	broken	Ca	366,504	903,422
1,287,038	24,040	61%	31%	8%	broken	Ca	712,962	833,579
552,627	20,268	64%	22%	14%	broken	C	447,374	351,356
$3,847,950	$303,248						$2,139,432	$2,339,504

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D:

Beginning balance as of December 31, 2011	$2,206,193
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	66,761
Ending balance as of September 30, 2012	$2,139,432

The carrying value of securities pledged to secure deposits and for other purposes amounted to $44.0 million and $37.3 million at September 30, 2012 and December 31, 2011, respectively.

Note 3.	Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Nine Months Ended September 30, 2012
	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2011	$794,647	$2,898,784	$195,376	$31,279	$1,584,277	$697,835	$526,122	$6,728,320
Charge-offs	(374,847)	(1,170,755)	-	(98,671)	(126,358)	(227,922)	-	(1,998,553)
Recoveries	3,539	9,477	-	11,426	1,751	432	-	26,625
Provision	510,016	1,430,924	179,051	79,678	752,588	1,008,203	(110,461)	3,849,999
Ending balance at 9/30/2012	$933,355	$3,168,430	$374,427	$23,712	$2,212,258	$1,478,548	$415,661	$8,606,391

Ending balances individually evaluated for impairment	$409,000	$1,905,000	$264,000	$-	$212,000	$387,000	$-	$3,177,000

Ending balances collectively evaluated for impairment	$524,355	$1,263,430	$110,427	$23,712	$2,000,258	$1,091,548	$415,661	$5,429,391

Loans Receivable
Individually evaluated for impairment	$671,754	$14,932,175	$3,350,999	$-	$2,774,834	$635,613		$22,365,375
Collectively evaluated for impairment	24,544,534	187,054,221	34,404,007	4,917,820	135,944,275	44,679,846		431,544,703
Ending balance at 9/30/2012	$25,216,288	$201,986,396	$37,755,006	$4,917,820	$138,719,109	$45,315,459		$453,910,078

	As of and for the Year Ended December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2010	$792,796	$2,320,692	$150,513	$314,580	$1,622,830	$1,105,782	$-	$6,307,193
Charge-offs	(599,320)	-	-	(60,251)	(596,607)	(471,752)	-	(1,727,930)
Recoveries	11,750	160,724	-	39,863	-	3,382	-	215,719
Provision	589,421	417,368	44,863	(262,913)	558,054	60,423	526,122	1,933,338
Ending balance at 12/31/2011	$794,647	$2,898,784	$195,376	$31,279	$1,584,277	$697,835	$526,122	$6,728,320

Ending balances individually evaluated for impairment	$434,844	$-	$-	$-	$207,700	$37,000	$-	$679,544

Ending balances collectively evaluated for impairment	$359,803	$2,898,784	$195,376	$31,279	$1,376,577	$660,835	$526,122	$6,048,776

Loans Receivable
Individually evaluated for impairment	$1,029,765	$4,455,998	$-	$-	$3,324,389	$564,996		$9,375,148
Collectively evaluated for impairment	28,030,939	196,964,154	38,111,739	5,451,186	135,721,738	45,158,947		449,438,703
Ending balance at 12/31/2011	$29,060,704	$201,420,152	$38,111,739	$5,451,186	$139,046,127	$45,723,943		$458,813,851

The Company’s allowance for loan losses has three basic components: the specific allowance, the general allowance, and the unallocated components. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodolgies for estimating specific and general losses in the portfolio.

Index

Credit Quality Indicators

	As of September 30, 2012
	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$19,581,248	$152,384,900	$34,404,007	$4,901,477	$122,017,182	$40,100,001	$373,388,816
Special mention	2,803,202	25,525,906	-	-	9,874,982	2,878,107	41,082,197
Substandard	2,416,122	24,075,589	3,350,999	16,343	6,149,620	2,337,351	38,346,024
Doubtful	415,716	-	-	-	677,325	-	1,093,041
Loss	-	-	-	-	-	-	-
Total	$25,216,288	$201,986,396	$37,755,006	$4,917,820	$138,719,109	$45,315,459	$453,910,078

	As of December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,794,642	$149,140,329	$38,111,739	$5,289,040	$128,181,706	$42,532,255	$384,049,711
Special mention	2,901,436	27,414,713	-	82,624	3,422,104	1,067,145	34,888,022
Substandard	4,814,459	24,795,110	-	79,522	6,261,650	2,013,489	37,964,230
Doubtful	550,167	70,000	-	-	1,180,667	111,054	1,911,888
Loss	-	-	-	-	-	-	-
Total	$29,060,704	$201,420,152	$38,111,739	$5,451,186	$139,046,127	$45,723,943	$458,813,851

Age Analysis of Past Due Loans Receivable

	As of September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$300,074	$150,252	$55,454	$505,780	$24,710,508	$25,216,288	$-	$671,755
Commercial real estate	9,286,121	4,191,657	1,956,116	15,433,894	186,552,502	201,986,396	-	8,880,571
Construction and land	1,956,873	-	136,119	2,092,992	35,662,013	37,755,005	-	136,119
Consumer	49,736	17,574	-	67,310	4,850,510	4,917,820	-	-
Residential real estate	2,257,103	629,110	1,526,873	4,413,086	134,306,024	138,719,110	-	2,104,099
Home equity line of credit	969,651	64,977	601,317	1,635,945	43,679,514	45,315,459	130,309	635,613
Total	$14,819,558	$5,053,570	$4,275,879	$24,149,007	$429,761,071	$453,910,078	$130,309	$12,428,157

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$216,059	$164,011	$441,960	$822,030	$28,238,674	$29,060,704	$-	$986,927
Commercial real estate	1,655,903	946,185	252,490	2,854,578	198,565,574	201,420,152	-	252,490
Construction and land	371,235	-	-	371,235	37,740,504	38,111,739	-	-
Consumer	139,389	29,398	17,525	186,312	5,264,874	5,451,186	-	3,707
Residential real estate	1,463,022	992,914	1,683,649	4,139,585	134,906,542	139,046,127	101,347	2,928,567
Home equity line of credit	348,105	150,031	53,942	552,078	45,171,865	45,723,943	-	450,248
Total	$4,193,713	$2,282,539	$2,449,566	$8,925,818	$449,888,033	$458,813,851	$101,347	$4,621,939

Index

Impaired Loans Receivable

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$128,613	$128,613	$-	$145,519	$1,976
Commercial real estate	8,007,720	9,132,290	-	8,175,788	349,679
Construction and land	2,886,500	2,886,500	-	2,886,500	78,257
Residential real estate	2,097,509	2,097,509	-	2,128,567	46,681
Home equity line of credit	29,488	29,488	-	26,630	476

With an allowance recorded:
Commercial and industrial	543,141	543,141	409,000	554,559	-
Commercial real estate	6,924,455	6,924,455	1,905,000	6,926,436	317,984
Construction and land	464,499	464,499	264,000	593,974	15,643
Residential real estate	677,325	677,325	212,000	697,325	-
Home equity line of credit	606,125	606,125	387,000	606,879	4,455

Total:
Commercial and industrial	671,754	671,754	409,000	700,078	1,976
Commercial real estate	14,932,175	16,056,745	1,905,000	15,102,224	667,663
Construction and land	3,350,999	3,350,999	264,000	3,480,474	93,900
Residential real estate	2,774,834	2,774,834	212,000	2,825,892	46,681
Home equity line of credit	635,613	635,613	387,000	633,509	4,931
Total	$22,365,375	$23,489,945	$3,177,000	$22,742,177	$815,151

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$345,763	$345,763	$-	$363,522	$16,884
Commercial real estate	4,455,998	4,455,998	-	4,516,083	377,074
Construction and land	-	-	-	-	-
Residential real estate	1,585,009	1,585,009	-	1,624,453	30,758
Home equity line of credit	453,942	453,942	-	457,786	9,651

With an allowance recorded:
Commercial and industrial	684,002	684,002	434,844	728,455	19,742
Commercial real estate	-	-	-	-	-
Construction and land	-	-	-	-	-
Residential real estate	1,739,380	1,739,380	207,700	1,796,364	49,632
Home equity line of credit	111,054	111,054	37,000	111,354	3,247

Total:
Commercial and industrial	1,029,765	1,029,765	434,844	1,091,977	36,626
Commercial real estate	4,455,998	4,455,998	-	4,516,083	377,074
Construction and land	-	-	-	-	-
Residential real estate	3,324,389	3,324,389	207,700	3,420,817	80,390
Home equity line of credit	564,996	564,996	37,000	569,140	12,898
Total	$9,375,148	$9,375,148	$679,544	$9,598,017	$506,988

No additional funds are committed to be advanced in connection with impaired loans.

In the third quarter of 2011, the Company adopted the provisions of ASU 2011-02.  As a result of adopting the amendments in ASU No. 2011-02, the Company determined that there were four loans totaling $1,604,000 at December 31, 2011 which were classified as Troubled Debt Restructurings ("TDRs"). Upon identifying these receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35. There were three TDRs identified in the quarter ended September 30, 2012.

Index

Troubled Debt Restructurings

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	1	$198,000	$198,000	2	$435,000	$435,000
Commercial real estate	1	1,783,000	1,783,000	2	3,683,000	3,683,000
Construction and Land	1	1,672,500	1,672,500	4	3,472,500	3,472,500
Consumer	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	-	-	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(In thousands except as noted)	September 30, 2012	December 31, 2011	September 30, 2011
Non-accrual loans	$12,428	$4,621	$4,499
Other real estate owned	1,776	1,776	3,614
Other repossessed assets owned	-	15	1
Non-performing corporate bond investments, at fair value	303	335	276
Total non-performing assets	14,507	6,747	8,390
Restructured loans still accruing	5,562	-	178
Loans past due 90 or more days and still accruing	248	101	5
Total non-performing and other risk assets	$20,317	$6,848	$8,573

Allowance for loan losses to total loans	1.90%	1.47%	1.51%
Non-accrual loans to total loans	2.74%	1.01%	0.99%
Allowance for loan losses to non-accrual loans	69.25%	145.61%	152.97%
Total non-accrual loans and restructured loans still accruing to total loans	3.96%	1.01%	1.03%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	47.84%	145.61%	147.15%
Total non-performing assets to total assets	2.52%	1.10%	1.42%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.  There were six loans at September 30, 2012 and four at December 31, 2011, totaling $ 2,876,000 and $1,604,000, respectively, that were both restructured and on non-accrual status.  There have been no defaults on restructed loans for the periods presented.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

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

Index

A loan is considered impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered "insignificant" and would not indicate an impairment situation, if in management’s judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under authoritative accounting guidance. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible.

Note 4.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at September 30, 2012 and December 31, 2011 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company follows U.S. GAAP, FASB ASU 815-10-50 "Disclosures about Derivative Instruments and Hedging Activities", which includes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The Company uses interest rate swaps to reduce interest rate risks and to manage net interest income.  The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020.  Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70% repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $28,145 and $83,181 for quarter and nine months ended September 30, 2012, respectively.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2022.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates.   The interest expense on the interest rate swaps was $22,109 and $ 67,933 for the quarter and nine months ended September 30, 2012, respectively.

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

The effects of derivative instruments on the Consolidated Financial Statements for September 30, 2012 and December 31, 2011 are as follows:

(In thousands except as noted)	September 30, 2012
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(582)	Other Liabilities	9/15/2020
Interest rate swap-10 year cash flow	2,215	(167)	Other Liabilities	8/15/2021
Interest rate swap-10 year cash flow	2,088	(159)	Other Liabilities	8/15/2021
Interest rate swap-10 year cash flow	1,056	-	Not applicable	9/26/2022

		September 30, 2012
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap-10 year cash flow	$(384)	Not applicable	$-
Interest rate swap-10 year cash flow	(110)	Not applicable	-
Interest rate swap-10 year cash flow	(105)	Not applicable	-
Interest rate swap-10 year cash flow	-	Not applicable	-
	$(599)		$-

	December 31, 2011
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(452)	Other Liabilities	9/15/2020
Interest rate swap-10 year cash flow	2,117	88	Other Assets	8/15/2021
Interest rate swap-10 year cash flow	2,245	91	Other Assets	8/15/2021

	December 31, 2011
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap-10 year cash flow	$(298)	Not applicable	$-
Interest rate swap-10 year cash flow	58	Not applicable	-
Interest rate swap-10 year cash flow	60	Not applicable	-
	$(180)		$-

Index

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,695,160	$0.33	3,699,758	$0.31
Effect of dilutive securities, stock-based awards	16,898		19,216
	3,712,058	$0.33	3,688,974	$0.31

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,690,294	$0.61	3,665,010	$0.88
Effect of dilutive securities, stock-based awards	14,256		16,631
	3,704,550	$0.61	3,681,641	$0.87

At September 30, 2012, there were no options outstanding.

Note 7.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s common stock.  The effective date of the Plan is March 19, 2009, the date the Company’s Board approved the Plan, and it has a termination date of December 31, 2019.  The Company’s Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant stock options during the three months or nine months ended September 30, 2012 or September 30, 2011. At September 30, 2012, there were no options outstanding.

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

Index

The Company has granted awards of non-vested shares to certain officers and vested shares (effective March 31, 2010) to non-employee directors under the above-described incentive plans: 11,925 shares and 9,714 shares of unvested restricted stock to executive officers, and 5,632 shares and 4,752 shares of vested restricted stock to non-employee directors on February 16, 2012 and February 17, 2011, respectively.  Compensation expense for these non-vested shares amounted to $35,000 and $34,000, net of forfeiture, for the three months ended September 30, 2012 and 2011, respectively. Compensation expense for these non-vested shares amounted to $104,000 and $103,000, net of forfeiture, for the nine months ended September 30, 2012 and 2011, respectively. The restricted shares issued to non-employee directors are no longer subject to a vesting period. Beginning in 2011, compensation expense for the non-employee director shares is recognized at the date the shares are granted.  During the quarter ended September 30, 2012, there was no compensation expense for non-employee director shares. During the nine months ended September 30, 2012, compensation expense for non-employee director shares was $68,000.

The Company granted performance-based stock rights relating to 11,925, 9,714 and 9,784 shares to certain officers on February 16, 2012, February 17, 2011 and March 5, 2011 respectively, under the Plan.

The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  The award for 2010 is subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period as compared to a predetermined peer group of banks.  The awards for 2012 and 2011 are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  In the three and nine month periods ended September 30, 2012, previously accrued compensation expense of $166,000 for performance-based stock rights was eliminated.  The compensation expense for performance-based stock rights totaled $22,000 and $85,000 for the three and nine months ended September 30, 2011, respectively.

A summary of the status of options granted under the plans is presented below:

Nine Months Ended September 30, 2012
	Number of Shares	Weighted Average Exercise Price	Average Intrinsic Value (1)

Outstanding at January 1, 2012	23,732	$13.00
Granted	-
Exercised	-
Forfeited	(23,732)	13.00
Outstanding at September 30, 2012	-	$-

Exercisable at end of quarter	-		$-

(1)
The aggregate intrinsic value of stock options in the table above reflects the pre-tax intrinsic value (the amount by which the September 30, 2012 market value of the underlying stock option exceeded the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2012.  This amount changes based on the changes in the market value of the Company’s common stock.

 `

No options were exercised during the nine month period ended September 30, 2012. The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $97,303.

Index

A summary of the status of the Company’s non-vested restricted shares granted under the above-described plans is presented below:

	Nine Months Ended September 30, 2012
	Shares	Weighted Average Fair Value

Nonvested at January 1, 2012	32,572	$12.44

Granted	11,925	12.08
Vested	(13,074)	10.06
Forfeited	-
Nonvested at September 30, 2012	31,423	13.30

As of September 30, 2012, there was $192,506 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of three years.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	Nine Months Ended September 30, 2012
	Performance Based Stock Rights	Weighted Average Fair Value

Nonvested at January 1, 2012	32,572	$12.44

Granted	11,925	12.08
Vested	(13,074)	10.06
Forfeited	-
Nonvested at September 30, 2012	31,423	13.30

Note 8.	Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code (“Code”) Section 401(k) covering employees who have completed 3 months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company’s 401(k) expenses for the quarters ended September 30, 2012 and 2011 were $187,500 and $164,000, respectively, and $546,000 and $491,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

Index

The Company has a nonqualified deferred compensation plan for a former key employee’s retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $8,322 for the quarters ended September 30, 2012 and 2011, and $24,966 and $9,507 for the nine months ended September 30, 2012 and 2011, respectively.

Concurrent with the establishment of the Deferred Compensation Plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the Deferred Compensation Plan.  The Company has recorded other assets of $1,171,383 and $1,145,876 representing cash surrender value of these policies at September 30, 2012 and December 31, 2011, respectively.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any market activity then the security would fall to the lowest level of the hierarchy (Level 3).  The carrying value of restricted Federal Reserve Bank, Community Bankers Bank and Federal Home Loan Bank of Atlanta ("FHLB") stock approximates fair value based on the redemption provisions of each entity and are therefore excluded from the following table.

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

Index

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2012
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$45,065	$-	$45,065	$-
Obligations of states and political subdivisions	7,437	-	7,437	-
Corporate bonds	303	-	-	303
Mutual funds	362	362	-	-
Total available-for sale securities	53,167	362	52,502	303

Interest rate swap	-	-	-	-
Total assets at fair value	$53,167	$362	$52,502	$303

Liabilities at September 30, 2012
Interest rate swap	$908	$-	$908	$-
Total liabilities at fair value	$908	$-	$908	$-

Assets at December 31, 2011
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$39,572	$-	$39,572	$-
Obligations of states and political subdivisions	7,394	-	7,394	-
Corporate bonds	335	-	-	335
Mutual funds	349	349	-	-
Total available-for sale securities	47,650	349	46,966	335

Interest rate swap	179	-	179	-
Total assets at fair value	$47,829	$349	$47,145	$335

Liabilities at December 31, 2011
Interest rate swap	$452	$-	$452	$-
Total liabilities at fair value	$452	$-	$452	$-

Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the nine months ended September 30, 2012 and year ended December 31, 2011 were as follows:

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2012	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance September 30, 2012
Available-for-sale securities	$335	$-	$(32)	$-	$303

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2011	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2011
Available-for-sale securities	$552	$(189)	$(28)	$-	$335

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At September 30, 2012, the Company’s Level 3 loans consisted of one relationship totaling $ 677,000 secured by residential real estate with a reserve of $212,000, and three relationships totaling $ 543,000 secured by business assets and inventory with a reserve of $ 409,000.

Other Real Estate Owned (“OREO”):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1,776,000 at both September 30, 2012 and December 31, 2011.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at September 30, 2012
	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$6,039	$-	$5,439	$599
Other real estate owned, net	1,776	-	1,776	-

	Carrying Value at December 31, 2011
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$1,855	$-	$971	$884
Other real estate owned, net	1,776	-	1,776	-

Index

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Level	Valuation Technique(s)	Unobservable Input	Value*
Securities available-for-sale	3	Discounted cash flow	Constant prepayment rate	1%
			Probability of default	0%-100%
			Loss severity	100%

Impaired Loans	3	Discounted appraised value	Selling cost	6%
			Discount for lack of marketability	0%-20%
			and age of appraisal
			Probability of default	> 50%

Other Real Estate Owned	3	Discounted appraised value	Selling cost	8%
			Discount for lack of marketability	12%
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

At September 30, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:
	Fair Value Measurements at September 30, 2012
	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Cash and short-term investments	$33,625	$31,094	$2,531	$-
Securities available for sale	53,167	362	52,502	303
Restricted investments	2,193	-	2,193	-
Net Loans	456,734	-	456,135	599
Accrued interest receivable	1,425	-	1,425	-
Interest rate swap	-	-	-	-
BOLI	11,934	-	11,934	-
Total Financial Assets	$559,078	$31,456	$526,720	$902

Liabilities
Deposits	$494,927	$-	$494,927	$-
Borrowings	25,866	-	25,866	-
Company obligated mandatorily
redeemable capital securities	5,259	-	5,259	-
Accrued interest payable	337	-	337	-
Interest rate swaps	908	-	908	-
Total Financial Liabilities	$527,297	$-	$527,297	$-

	Fair Value Measurements at December 31, 2011
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Cash and short-term investments	$72,207	$69,660	$2,547	$-
Securities available for sale	47,649	349	46,965	335
Restricted investments	2,543	-	2,543	-
Net Loans	463,449	-	462,565	884
Accrued interest receivable	1,534	-	1,534	-
Interest rate swap	179	-	179	-
BOLI	11,621	-	11,621	-
Total Financial Assets	$599,182	$70,009	$527,954	$1,219

Liabilities
Deposits	$535,567	$-	$535,567	$-
Borrowings	26,023	-	26,023	-
Company obligated mandatorily
redeemable capital securities	4,982	-	4,982	-
Accrued interest payable	401	-	401	-
Interest rate swaps	452	-	452	-
Total Financial Liabilities	$567,425	$-	$567,425	$-

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,695,160 shares of common stock, par value $3.13 per share, held by approximately 406 holders of record on September 30, 2012.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. An eleventh branch office is currently projected to open in Gainesville, Virginia during 2013. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

As of September 30, 2012, the Company had total consolidated assets of $575.6 million, total loans net of allowance for loan losses of $445.3 million, total consolidated deposits of $492.0 million, and total consolidated shareholders’ equity of $48.5 million.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on three basic principles of accounting: (i) Accounting Standards Codification ("ASC") 450 "Contingencies" (previously Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies") which requires that losses be accrued when they are probable of occurring and estimable, (ii) ASC 310 "Receivables" (previously SFAS No. 114, "Accounting by Creditors for Impairment of a Loan") which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," which requires adequate documentation to support the allowance for loan losses estimate.

The Company’s allowance for loan losses has three basic components: the specific allowance, the general allowance and the unallocated component. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The specific allowance uses various techniques to arrive at an estimate of loss. Analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Specifically, the Company uses both external and internal qualitative factors when determining the non-loan-specific allowances. The external factors utilized include: unemployment in the Company’s defined market area of Fauquier County, Prince William County, and the City of Manassas ("market area"), as well as state and national unemployment trends; new residential construction permits for the market area; bankruptcy statistics for the Virginia Eastern District and trends for the United States; and foreclosure statistics for the market area and the state. Quarterly, these external qualitative factors as well as relevant anecdotal information are evaluated from data compiled from local periodicals such as The Washington Post, The Fauquier Times Democrat, and The Bull Run Observer, which cover the Company’s market area. Additionally, data is gathered from the Federal Reserve Beige Book for the Richmond Federal Reserve District, Global Insight’s monthly economic review, the George Mason School of Public Policy Center for Regional Analysis, and daily economic updates from various other sources. Internal Bank data utilized includes: loans past due aging statistics, nonperforming loan trends, trends in collateral values, loan concentrations, loan review status downgrade trends, and lender turnover and experience trends. Both external and internal data is analyzed on a rolling eight quarter basis to determine risk profiles for each qualitative factor. Ratings are assigned through a defined matrix to calculate the allowance consistent with authoritative accounting literature. A narrative summary of the reserve allowance is produced quarterly and reported directly to the Company’s Board of Directors. The Company’s application of these qualitative factors to the allowance for loan losses has been consistent over the reporting period.

The Company employs an independent outsourced loan review function, which annually substantiates and/or adjusts internally generated risk ratings. This independent review is reported directly to the Company’s Board of Directors’ audit committee, and the results of this review are factored into the calculation of the allowance for loan losses.

Index

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

Net income of $1.21 million for the third quarter of 2012 was a 5.6% increase from the net income for the third quarter of 2011 of $1.15 million.  Net income of $2.25 million for the first nine months of 2012 was a 30.0% decrease from the net income for the first nine months of 2011 of $3.21 million.  Loans, net of reserve, totaling $445.3 million at September 30, 2012, decreased 1.5% when compared with December 31, 2011, and decreased 0.6% when compared with September 30, 2011.  Deposits, totaling $492.0 million at September 30, 2012, decreased 7.3% compared with year-end 2011, and decreased 5.8% when compared with September 30, 2011.  Assets under WMS management, totaling $320.6 million in market value at September 30, 2012, increased 14.8% from September 30, 2011.

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

The Bank’s non-performing assets totaled $14.5 million or 2.52% of total assets at September 30, 2012, as compared with $6.7 million or 1.10% of total assets at December 31, 2011, and $8.4 million or 1.42% of total assets at September 30, 2011. Nonaccrual loans totaled $12.4 million or 2.74% of total loans at September 30, 2012 compared with $4.6 million or 1.01% of total loans at December 31, 2011, and $4.5 million or 0.99% of total loans at September 30, 2011. The provision for loan losses was $3.85 million for the first nine months of 2012 compared with $1.47 million for the first nine months of 2011. The $2.38 million increase in the provision for loan losses was primarily due to the determination of impairment for two commercial real estate loans during the June 30, 2012 quarter. Loan charge-offs, net of recoveries, totaled $1.97 million or 0.43% of total average loans for the first nine months of 2012. Included in net charge-offs for the first nine months of 2012 was a $1.2 million September 2012 quarter charge-off on one of the two commercial real estate loans that were determined to be impaired during the June 30, 2012 quarter. During the first nine month period of 2011, there were net charge-offs of $896,000 or 0.19% of total average loans. Total allowance for loan losses was $8.6 million or 1.90% of total loans at September 30, 2012 compared with $6.7 million or 1.47% of loans at December 31, 2011 and $6.9 million or 1.51% of loans at September 30, 2011.

Index

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

NET INCOME
Net income of $1.21 million for the third quarter of 2012 was a 5.6% increase from the net income for the third quarter of 2011 of $1.15 million. Earnings per share on a fully diluted basis were $0.33 for the third quarter of 2012 compared with $0.31 for the third quarter of 2011. Profitability as measured by return on average assets increased from 0.76% in the third quarter of 2011 to 0.83% for the same period in 2012. Profitability as measured by return on average equity increased from 9.74% to 10.00% over the same respective quarters in 2011 and 2012. The increase in net income was primarily due to the $343,000 and $150,000 reductions in total other expenses and provision for loan losses, respectively, in the third quarter of 2012 compared with the third quarter of 2011, partially offset by the $240,000 decrease in net interest income and $160,000 decrease in total other income over the same periods.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $240,000 or 4.3% to $5.31 million for the quarter ended September 30, 2012 from $5.55 million for the quarter ended September 30, 2011.  The decrease in net interest income was due primarily to the decline in loan balances, increase in nonaccrual loans and reduced yields on earning assets. This was partially offset by reduced rates on deposits over the same period.  The Company’s net interest margin decreased from 3.97% in the third quarter of 2011 to 3.94% in the third quarter of 2012.

Total interest income decreased $549,000 or 8.0% to $6.29 million for the third quarter of 2012 from $6.84 million for the third quarter of 2011. This decrease was primarily due to a 22 basis point decline in the yield on earning assets and reduced loan balances from third quarter 2011 to third quarter 2012.

The tax-equivalent average yield on loans was 5.22% for the third quarter of 2012, down from 5.68% in the third quarter of 2011. Average loan balances increased $700,000 or 0.2% from $455.3 million during the third quarter of 2011 to $456.0 million during the third quarter of 2012. The decrease yield resulted in a $527,000 or 8.2% decline in interest and fee income from loans for the third quarter of 2012 compared with the same period in 2011.

Average investment security balances increased $5.1 million from $53.1 million in the third quarter of 2011 to $58.2 million in the third quarter of 2012. The tax-equivalent average yield on investments decreased from 2.69% for the third quarter of 2011 to 2.42% for the third quarter of 2012.  Interest and dividend income on security investments decreased $7,000 or 2.0%, from $327,000 for the third quarter of 2011 to $320,000 for the third quarter of 2012.  Interest income on deposits in other banks decreased $15,000 from third quarter 2011 to third quarter 2012 resulting from lower earning balances at the Federal Reserve.

Total interest expense decreased $310,000 or 24.1% from $1.29 million for the third quarter of 2011 to $977,000 for the third quarter of 2012 primarily due to the decline in interest paid on money market accounts and time deposits.

Interest paid on deposits decreased $294,000 or 29.8% from $987,000 for the third quarter of 2011 to $693,000 for the third quarter of 2012.   Average balances on time deposits declined $25.0 million or 15.4% from $163.1 million to $138.0 million while the average rate decreased from 1.72% to 1.55% in the third quarter of 2011 to the third quarter of 2012, resulting in $168,000 less interest expense.  Average money market accounts decreased $40.4 million or 48.1% from the third quarter of 2011 to the third quarter of 2012 while the rate declined from 0.50% to 0.17%, resulting in $86,000 less interest expense.  Average savings account balances increased $8.1 million from the third quarter of 2011 to the third quarter of 2012, while their average rate decreased from 0.22% to 0.16% over the same period, resulting in a decrease of $5,000 of interest expense for the third quarter of 2012.  Average NOW deposit balances increased $28.4 million from the third quarter of 2011 to the third quarter of 2012, while the average rate decreased from 0.41% to 0.26%, resulting in a decrease of $35,000 in NOW interest expense for the third quarter of 2012.    The majority of the decrease in money market accounts and the increase in NOW accounts were due to the elimination of the “sweep” money market account and transfer, for the most part, into the business NOW account.

Interest expense on capital securities was virtually unchanged from the third quarter of 2011 to the third quarter of 2012.

From the third quarter of 2011 to the third quarter of 2012, interest expense on FHLB advances decreased $16,000. The average rate on total interest-bearing liabilities decreased from 1.07% in the third quarter of  2011 to 0.87% for the third quarter of 2012.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(In thousands except as noted)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$440,911	$5,854	5.28%	$442,536	$6,370	5.71%
Tax-exempt (1)	8,110	134	6.59%	9,234	151	6.49%
Nonaccrual (2)	6,954	-	-	3,483	-	-
Total Loans	455,975	5,988	5.22%	455,253	6,521	5.68%

Securities
Taxable	51,300	259	2.02%	46,883	268	2.29%
Tax-exempt (1)	6,896	93	5.40%	6,168	89	5.77%
Total securities	58,196	352	2.42%	53,051	357	2.69%

Deposits in banks	30,348	26	0.34%	55,640	41	0.29%
Federal funds sold	12	-	0.18%	9	-	0.21%
Total earning assets	544,531	$6,366	4.65%	563,953	$6,919	4.87%

Less: Reserve for loan losses	(9,581)			(6,809)
Cash and due from banks	5,054			5,350
Bank premises and equipment, net	15,237			14,081
Other real estate owned	1,776			3,518
Other assets	23,675			22,907
Total Assets	$580,692			$603,000

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$81,718			$76,479

Interest-bearing deposits
NOW accounts	169,702	$110	0.26%	141,274	$145	0.41%
Money market accounts	43,628	19	0.17%	84,074	105	0.50%
Savings accounts	64,572	26	0.16%	56,474	31	0.22%
Time deposits	138,036	538	1.55%	163,076	706	1.72%
Total interest-bearing deposits	415,938	693	0.66%	444,898	987	0.88%

Federal funds purchased	4	-	0.74%	7	-	0.75%
Federal Home Loan Bank advances	25,000	234	3.72%	25,000	250	3.91%
Capital securities of subsidiary trust	4,124	50	4.84%	4,124	50	4.76%
Total interest-bearing liabilities	445,066	977	0.87%	474,029	1,287	1.07%

Other liabilities	5,680			5,721
Shareholders' equity	48,228			46,771
Total Liabilities & Shareholders' Equity	$580,692			$603,000

Net interest spread		$5,389	3.78%		$5,632	3.80%

Interest expense as a percent of average earning assets			0.71%			0.90%
Net interest margin			3.94%			3.97%

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

Rate / Volume Variance

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(516)	$(23)	$(493)
Loans; tax-exempt (1)	(17)	(18)	1
Securities; taxable	(9)	25	(34)
Securities; tax-exempt (1)	4	10	(6)
Deposits in banks	(15)	(19)	4
Federal funds sold	-	-	-
Total Interest Income	(553)	(25)	(528)

Interest Expense
NOW accounts	(35)	29	(64)
Money market accounts	(86)	(51)	(35)
Savings accounts	(5)	4	(9)
Time deposits	(168)	(108)	(60)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(16)	-	(16)
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(310)	(126)	(184)
Net Interest Income	$(243)	$101	$(344)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $550,000 for the third quarter of 2012 compared with $700,000 for the third quarter of 2011. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

OTHER INCOME
Total other income decreased by $160,000 from $1.70 million for the third quarter of 2011 to $1.54 million in the third quarter of 2012. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The decrease was primarily due to a $162,000 decrease in service charges on deposit accounts during the third quarter of 2012 compared with the third quarter of 2011.

Trust and estate income increased $40,000 or 13.5% from the third quarter of 2011 to the third quarter of 2012 primarily due to an increase in estate settlement revenue, as well as increased revenues on larger managed account balances resulting from the increase in the various equity markets.

Brokerage service revenues decreased $42,000 or 35.8% from the third quarter of 2011 to the third quarter of 2012.

Service charges on deposit accounts decreased $162,000 or 19.6% to $665,000 for the third quarter of 2012 compared to one year earlier.  The change is primarily due to changes in the processing of overdrafts, including waiving all charges on low dollar overdrafts, as well as a change in overdraft activities by customers.

Other service charges, commissions and fees increased $26,000 or 5.8% from $442,000 in third quarter of 2011 to $467,000 in the third quarter of 2012. Included in other service charges, commissions, and income is debit card interchange income which totaled $282,000 and $264,000 for the third quarters of 2012 and 2011, respectively. Also included is Bank Owned Life Insurance ("BOLI") income, which was $103,000 during the third quarter of 2012, compared with $106,000 one year earlier.  Total BOLI was $11.9 million in cash value at September 30, 2012, compared with $11.5 million one year earlier.

OTHER EXPENSE
Total other expense decreased $343,000 or 6.9% during the third quarter of 2012 compared with the third quarter of 2011, primarily due to the reductions in salary and benefit expenses and the loss on the sale or impairment of other real estate owned ("OREO").

Salaries and employees’ benefits decreased $320,000 or 12.0% from third quarter 2011 to third quarter 2012.  The decrease is primarily due to the elimination of accrued incentive compensation expense for the third quarter of 2012 compared with $265,000 of accrued incentive compensation expense during the third quarter of 2011.  The incentive compensation was eliminated based on the likelihood that the Company would not reach the necessary predetermined profitability goals set at the beginning of 2012.  In addition, active full-time equivalent employees were reduced from 162 as of September 30, 2011 to 143 as of September 30, 2012.  For the remainder of 2012, the Company plans no additional net growth in full-time equivalent personnel.

Occupancy expense decreased $6,000 or 1.3%, while furniture and equipment expense increased $20,000 or 7.5%, from third quarter 2011 to third quarter 2012. The increase in furniture and equipment expense was due primarily to the purchase of personal computers and software.

Marketing expense increased $34,000 or 20.0% from the third quarter of 2011 to $202,000 for the third quarter of 2012. The increase in marketing expense is primarily related to the opening of the relocated Sudley Road, Manassas branch office.

Legal, accounting and consulting expense was $261,000 for both the third quarter of 2012 and 2011.

Data processing expense increased $15,000 or 5.3% for the third quarter of 2012 compared with the same time period in 2011 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

FDIC deposit insurance expense increased 45.3% from $83,000 for the third quarter of 2011 to $121,000 for the third quarter of 2012.

The loss on sale or impairment of  ("OREO") was $8,000 for the third quarter of 2012 compared with a loss of $100,000 for the same quarter in 2011.

Other operating expenses decreased $30,000 or 4.5% in the third quarter of 2012 compared with the third quarter of 2011.  The decrease was primarily due to decreased expenses related to the management of OREO properties, as well as decreased deposit-related charge-offs.

INCOME TAXES
Income tax expense was $452,000 for the quarter ended September 30, 2012 compared with an income tax expense of $424,000 for the quarter ended September 30, 2011. The effective tax rate was 27.1% and 27.0% for the third quarter of 2012 and 2011, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

NET INCOME
Net income of $2.25 million for the first nine months of 2012 was a 30.0% decrease from the net income for the first nine months of 2011 of $3.21 million. Earnings per share on a fully diluted basis were $0.61 for the nine months ended September 30, 2012 compared to $0.87 for the nine months ended September 30, 2011. Profitability as measured by return on average assets decreased from 0.72% in the nine months ended September 30, 2011 to 0.51% for the same period in 2012. Profitability as measured by return on average equity decreased from 9.38% to 6.22% over the same respective nine month periods in 2011 and 2012. The decrease in net income was primarily due to the $2.38 million increase in the provision for loan losses. This was partially offset by a $1.28 million reduction in total other expenses for the first nine months of 2012 compared with the first nine months of 2011.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $582,000 or 3.5% to $16.03 million for the nine months ended September 30, 2012 from $16.61 million for the nine months ended September 30, 2011.  The decrease in net interest income was due primarily to the decline in loan balances, increase in nonaccrual loans and reduced yields on earning assets. These were partially offset by reduced rates on deposits and wholesale funding over the same period.  The Company’s net interest margin decreased from 4.05% in the nine months ended September 30, 2011 to 3.93% in the nine months ended September 30, 2012.

Total interest income decreased $1.30 million or 6.4% to $19.16 million for the nine months ended September 30, 2012 from $20.46 million for the nine months ended September 30, 2011. This decrease was primarily due to a 28 basis point decline in the yield on earning assets and reduced average loan balances from the first nine months of 2011 to the first nine months of 2012. This was partially offset by an increase in balances of investment securities and deposits in other banks.

The average yield on loans was 5.32% for the first nine months of 2012, down from 5.70% for the first nine months of 2011. Average loan balances decreased $2.5 million or 0.5% from $459.5 million during the nine months ended September 30, 2011 to $457.0 million during the nine months ended September 30, 2012. The decrease in loans outstanding and yield resulted in a $1.33 million or 6.9% decline in interest and fee income from loans for the first nine months of 2012 compared with the same period in 2011.

Average investment security balances increased $6.0 million from $52.3 million in the first nine months of 2011 to $58.3 million in the first nine months of 2012. The tax-equivalent average yield on investments decreased from 2.75% for the first nine months of 2011 to 2.56% for the first nine months of 2012.  Interest and dividend income on security investments increased $39,000 or 3.9%, from $986,000 for the nine months ended September 30, 2011 to $1.02 million for the nine months ended September 30, 2012.  Interest income on deposits in other banks decreased $9,000 from the first nine months of 2011 to the first nine months of 2012.

Total interest expense decreased $722,000 or 18.7% from $3.85 million for the nine months ended September 30, 2011 to $3.13 million for the nine months ended September 30, 2012, primarily due to the decline in interest paid on money market accounts and time deposits.

Interest paid on deposits decreased $703,000 or 23.7% from $2.96 million for the nine months ended September 30, 2011 to $2.26 million for the nine months ended September 30, 2012.  Average balances on time deposits declined $20.3 million or 12.1% from $167.6 million to $147.3 million while the average rate decreased from 1.70% to 1.58% in the first nine months of 2011 to the first nine months of 2012, resulting in $387,000 less interest expense.  Average money market accounts decreased $35.5 million or 44.5% from the first nine months of 2011 to the first nine months of 2012 while the rate declined from 0.47% to 0.20%, resulting in $216,000 less interest expense.  Average savings account balances increased $8.6 million for the first nine months of 2011 to the first nine months of 2012, while their average rate decreased from 0.25% to 0.16% over the same period, resulting in a decrease of $25,000 of interest expense for the nine months ended September 30, 2012.  Average NOW deposit balances increased $31.0 million from the first nine months of 2011 to the first nine months of 2012, while the average rate decreased from 0.43% to 0.29%, resulting in a decrease of $75,000 in NOW interest expense for the nine months ended September 30, 2012.  The decrease in money market accounts and majority of the increase in NOW accounts was due to the elimination of the "sweep" money market account and transfer, for the most part, into the business NOW account.

Interest expense on capital securities increased $1,000 from the first nine months of 2011 to the first nine months of 2012, while interest expense on FHLB of Atlanta advances decreased $20,000. The average rate on total interest-bearing liabilities decreased from 1.09% during the first nine months of 2011 to 0.92% during the first nine months of 2012.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(In thousands except as noted)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$442,708	$17,766	5.36%	$444,014	$18,951	5.71%
Tax-exempt (1)	8,723	425	6.50%	12,934	651	6.74%
Nonaccrual (2)	5,568	-	-	2,571	-	-
Total Loans	456,999	18,191	5.32%	459,519	19,602	5.70%

Securities
Taxable	51,409	841	2.18%	46,242	809	2.33%
Tax-exempt (1)	6,894	279	5.41%	6,013	268	5.94%
Total securities	58,303	1,120	2.56%	52,255	1,077	2.75%

Deposits in banks	37,344	88	0.32%	47,261	98	0.28%
Federal funds sold	10	-	0.20%	10	-	0.24%
Total earning assets	552,656	$19,399	4.69%	559,045	$20,777	4.97%

Less: Reserve for loan losses	(7,860)			(6,693)
Cash and due from banks	4,996			5,365
Bank premises and equipment, net	15,181			14,159
Other real estate owned	1,776			3,331
Other assets	23,587			23,175
Total Assets	$590,336			$598,382

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$79,307			$74,708

Interest-bearing deposits
NOW accounts	171,510	$376	0.29%	140,487	$451	0.43%
Money market accounts	44,274	67	0.20%	79,777	283	0.47%
Savings accounts	64,247	77	0.16%	55,625	102	0.25%
Time deposits	147,259	1,740	1.58%	167,591	2,127	1.70%
Total interest-bearing deposits	427,290	2,260	0.71%	443,480	2,963	0.89%

Federal funds purchased	7	-	0.76%	5	-	0.71%
Federal Home Loan Bank advances	25,000	721	3.85%	25,000	741	3.91%
Capital securities of subsidiary trust	4,124	150	4.85%	4,124	149	4.76%
Total interest-bearing liabilities	456,421	3,131	0.92%	472,609	3,853	1.09%

Other liabilities	6,346			5,361
Shareholders' equity	48,262			45,704
Total Liabilities and Shareholders' Equity	$590,336			$598,382

Net interest spread		$16,268	3.77%		$16,924	3.88%

Interest expense as a percent of average earning assets			0.76%			0.92%
Net interest margin			3.93%			4.05%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

Rate / Volume Variance

	Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(1,184)	$(56)	$(1,128)
Loans; tax-exempt (1)	(226)	(212)	(14)
Securities; taxable	31	90	(59)
Securities; tax-exempt (1)	11	39	(28)
Deposits in banks	(10)	(21)	11
Federal funds sold	-	-	-
Total Interest Income	(1,378)	(160)	(1,218)

Interest Expense
NOW accounts	(75)	100	(175)
Money market accounts	(216)	(126)	(90)
Savings accounts	(25)	16	(41)
Time deposits	(387)	(258)	(129)
Federal funds purchased and securities
sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(20)	-	(20)
Capital securities of subsidiary trust	1	-	1
Total Interest Expense	(722)	(268)	(454)
Net Interest Income	$(656)	$108	$(764)

(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The $2.38 million increase in the provision for loan losses is primarily due to the determination by management of impairment for two commercial real estate loans during the June 30, 2012 quarter. The reserve for losses on the two loans was increased from approximately $500,000 during the March 31, 2012 quarter to approximately $2.85 million during the June 30, 2012 quarter, and to a total of $3.0 million during the September 30, 2012 quarter. During the September 30, 2012 quarter, $1.1 million was charged-off on one of the two loans. This loan had an outstanding balance of $3.2 million prior to the charge-off. The second loan has an outstanding balance of $6.9 million. As of September 30, 2012, both of these loans were classified as a nonperforming loan in the nonperforming asset table in Note 3, "Loans and Allowance for Loan Losses" in the financial statements of this Form 10-Q. The two loans share some of the same borrowers/guarantors.  Both loans are included as impaired commercial real estate loans in Note 3 and are on nonaccrual status at September 30, 2012.

OTHER INCOME
Total other income increased by $261,000 from $4.53 million for the first nine months of 2011 to $4.79 million in the first nine months of 2012. The increase was primarily due to an $189,000 decrease in other-than-temporary impairment losses on securities during the first nine months of 2012 compared with the first nine months of 2011. Additionally, there was a $137,000 increase in the gain on the sale of securities during the first nine months of 2012 compared with the first nine months of 2011, as well as a $135,000 increase in trust and estate income over the same period, partially offset by a $228,000 decrease in service charges on deposit accounts.

Trust and estate income increased $135,000 or 14.3% from the first nine months of 2011 to the first nine months of 2012 primarily due to an increase in estate settlement revenue.

Brokerage service revenues decreased $72,000 or 23.4% from the first nine months of 2011 to the first nine months of 2012 due to better than expected annuity sales in 2011 that did not reoccur in 2012.

Service charges on deposit accounts decreased $228,000 or 10.2% to $2.01 million for the first nine months of 2012 compared to the first nine months of 2011.  The change is primarily due to changes in the processing of overdrafts, including waiving all charges on low dollar overdrafts, as well as a change in overdraft activities by customers.

Other service charges, commissions and fees increased $100,000 or 8.3% from $1.20 million in nine months ended September 30, 2011 to $1.30 million in the nine months ended September 30, 2012. Included in other service charges, commissions, and income is debit card interchange income which totaled $811,000 and $749,000 for the first nine months of 2012 and 2011, respectively. Also included is BOLI income, which was $313,000 during the first nine months of 2012 and 2011.

OTHER EXPENSE
Total other expense decreased $1.28 million or 8.3% during the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011, primarily due to the reduction in salary and employee benefits, as well as reduced FDIC expense and losses on the sale or impairment of OREO properties.

Salaries and employees’ benefits decreased $918,000 or 11.4% for the nine months ended September 30, 2012 compared with the first nine months of 2011. During the first nine months of 2011, there was approximately $827,000 of accrued short and long-term incentive compensation that was not accrued in 2012.

Furniture and equipment expense increased $5,000 or 0.5%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. The increase in furniture and equipment expense was due primarily to increases in technology hardware and software.

Marketing expense increased from $51,000 for the first nine months of 2011 to $521,000 for the first nine months of 2012 due to an increase in direct mail marketing.

Legal, accounting and consulting expense decreased $48,000 or 5.7% in the first nine months of 2012 compared with the same period of 2011 primarily due to a re-categorization of certain service maintenance agreements from consulting fees to other operating expense.

FDIC deposit insurance expense decreased 27.4% from $475,000 for the nine months ended September 30, 2011 to $345,000 for the nine months ended September 30, 2012.  The decline was due to a change in the FDIC assessment base from average deposits to average assets less tangible equity as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

There was no loss on the sale or impairment of OREO for the nine months ended September 30, 2012 compared with a loss of $351,000 in 2011.

Data processing expense increased $43,000 or 5.0% for the nine months ended September 30, 2012 compared with the same time period in 2011 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

Other operating expenses increased $71,000 or 3.5% in the nine months ended September 30, 2012 compared with the same period in 2011.  The increase was primarily due to the re-categorization of service maintenance agreements from consulting fees to other operating expense. In addition, there were higher fraud and deposit account-related charge-offs in 2012 than in 2011.

INCOME TAXES
Income tax expense was $627,000 for the nine months ended September 30, 2012 compared with $1.09 million for the nine months ended September 30, 2011. The effective tax rates were 21.8% and 25.1% for the first nine months of 2012 and 2011, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2012 and DECEMBER 31, 2011
Total assets were $575.6 million at September 30, 2012 compared with $614.2 million at December 31, 2011, a decrease of 6.3% or $38.6 million. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, securities, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $28.3 million at September 30, 2012, reflecting a decrease of $38.3 million from December 31, 2011.  The decrease in interest-bearing deposits in other banks was primarily due to the reduction in excess liquidity caused by the increase in investment securities as well as the reduction in the Bank’s time deposits.

INVESTMENT SECURITIES.  Total investment securities were $53.2 million at September 30, 2012, reflecting an increase of $5.5 million from $47.7 million at December 31, 2011.  The increase is due to purchases of government backed mortgage pools that are used to collateralize public deposits in excess of FDIC deposit insurance.

DEPOSITS. For the nine months ended September 30, 2012, total deposits decreased by $38.6 million or 7.3% when compared with total deposits at December 31, 2011. Non-interest-bearing deposits increased by $8.3 million and interest-bearing deposits decreased by $46.9 million. Included in interest-bearing deposits at September 30, 2012 and December 31, 2011 were $29.3 million and $42.5 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $29.3 million in brokered deposits, $24.9 million represent deposits of Bank customers, exchanged through the CDARS’ network.  With the CDARS’ program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The increase in the Bank’s non-interest-bearing deposits and the decrease in interest-bearing deposits during the first nine months of 2012 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2012 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

ASSET QUALITY
Non-performing assets primarily consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as borrowers that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the net realizable value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency.

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

Non-performing assets totaled $14.5 million or 2.52% of total assets at September 30, 2012, compared with $6.7 million or 1.10% of total assets at December 31, 2011, and $8.4 million or 1.39% of total assets at September 30, 2011. Included in non-performing assets at September 30, 2012 were $303,000 of non-performing pooled trust preferred bonds at market value, $1.8 million of OREO and $12.4 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 2.74% at September 30, 2012, as compared with 1.01% and 0.99% at December 31, 2011 and September 30, 2011, respectfully.

There were two loans totaling $248,000 that were past due 90 days or more and still accruing interest at September 30, 2012, compared with $101,000 on December 31, 2011 and $5,000 at September 30, 2011.  In addition, there were six loans totaling $5.6 million that were restructured and still accruing at September 30, 2012, compared with no loans at December 31, 2011 and one loan totaling $178,000 at September 30, 2011.

For additional information regarding non-performing assets and potential loan problems, see “Loans and Allowance for Loan Losses” in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At September 30, 2012, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at September 30, 2012 was approximately 5.1% of loans to the hospitality industry (hotels, motels, inns, etc.).

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of September 30, 2012, construction and land loans were $27.7 million or 47.9% of the concentration limit. Commercial investor real estate loans, including construction and land loans, were $111.3 million or 192.1% of the concentration level.

CONTRACTUAL OBLIGATIONS
As of September 30, 2012, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2012, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of September 30, 2012, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At September 30, 2012 and December 31, 2011, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Risk Based Capital Ratios

	September 30, 2012	December 31, 2011
(In thousands except where noted)
Tier 1 Capital:
Shareholders' Equity	$48,459	$47,571

Plus: Unrealized loss on securities available for sale/FAS 158, net	1,241	1,376
Less: Unrealized loss on equity securities, net	-	-
Less: Acumulated net gain (loss) on cash flow hedge and retirement obligations	(419)	(48)
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	54,119	52,899

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,363	5,501

Total Capital:	59,482	58,400

Risk Weighted Assets:	$429,665	$438,830

Regulatory Capital Ratios:
Leverage Ratio	9.35%	8.70%
Tier 1 to Risk Weighted Assets	12.60%	12.05%
Total Capital to Risk Weighted Assets	13.84%	13.31%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $48.5 million at September 30, 2012 compared with $47.6 million at December 31, 2011 and $47.0 million at September 30, 2011. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.  On January 19, 2012, the Company’s Board of Directors authorized the Company to repurchase up to 110,093 shares (3% of common stock outstanding on January 1, 2012) beginning January 1, 2012 and continuing until the next Board reset.  No shares were repurchased during the nine month period ended September 30, 2012.
Accumulated other comprehensive income/loss increased to an unrealized loss net of tax benefit of $1.6 million at September 30, 2012 compared with $1.3 million at December 31, 2011 and $1.4 million at September 30, 2011.

As discussed in “Company-Obligated Mandatorily Redeemable Capital Securities” in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of September 30, 2012, the appropriate regulatory authorities have categorized the Company and the Bank as "well capitalized."

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $33.6 million at September 30, 2012 compared with $72.2 million at December 31, 2011. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available of sale, of which approximately $8.5 million was unpledged and readily salable at September 30, 2012. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $121.0 million at September 30, 2012 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $70.4 million. At September 30, 2012, $25 million of the FHLB of Atlanta line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2012 and December 31, 2011. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	September 30, 2012			December 31, 2011
(In thousands except as noted)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$70,352	$-	$70,352	$58,144	$-	$58,144
Federal Home Loan Bank advances	124,425	25,000	99,425	110,706	25,000	85,706
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			9,388			46,633
Securities, available for sale and unpledged at fair value			8,501			9,671
Total short-term funding sources			$187,667			$200,154

Uses:
Unfunded loan commitments and lending lines of credit			$61,102			$70,737
Letters of credit			4,002			3,992
Total potential short-term funding uses			$65,104			$74,729

Ratio of short-term funding sources to potential short-term funding uses			288.3%			267.8%

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

CHANGES IN ACCOUNTING PRINCIPLES

For information regarding recent accounting pronouncements and their effect on the Company, see "Recent Accounting Pronouncements" in Note 1 of the Notes to Consolidated Financial Statements contained herein.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2012, the Company’s Board of Directors authorized the Company to repurchase up to 110,093 shares (3% of common stock outstanding on January 1, 2012) beginning January 1, 2012 and continuing until the next Board reset.  No shares were repurchased during the nine month period ended September 30, 2012.

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
Dated:  November 13, 2012

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: November 13, 2012