Form 10-K
period 2012-12-31
FAUQUIER BANKSHARES, INC.
filed 2013-03-27
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
(Do not check if smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common shares held by “non-affiliates” of the registrant, based upon the closing sale price of its common stock on the NASDAQ Capital Market on June 30, 2012, was $46.0 million.  Shares held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded as shares held by affiliates.  Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,713,342 shares of common stock outstanding as of March 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2013 Annual Meeting of Shareholders to be held on May 21, 2013 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

Fauquier Bankshares, Inc. (“the Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,695,160 shares of common stock, par value $3.13 per share, held by approximately 396 holders of record on December 31, 2012.  The Bank has ten full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow, and Haymarket.  An eleventh branch office is currently projected to open in Gainesville, Virginia during 2013. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

THE FAUQUIER BANK

The Bank’s general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C. The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The basic services offered by the Bank include: non-interest bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, travel and gift cards, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, mobile banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as other types of consumer financing. The Bank provides automated teller machine (“ATM”) cards, as a part of the Maestro, Accel - Exchange, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2012, assets managed by WMS, including brokerage, increased by $35.7 million in market value to $328.6 million when compared with 2011, with revenue increasing from $1.64 million to $1.73 million or 5.9%, over the same time period. The increase in revenue was primarily due to repricing or elimination of less profitable accounts and growth in more profitable accounts.

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

As of December 31, 2012, the Company had total consolidated assets of $601.4 million, total loans net of allowance for loan losses of $445.1 million, total consolidated deposits of $515.1 million, and total consolidated shareholders’ equity of $47.7 million.

LENDING ACTIVITIES

The Bank offers a range of lending services, including real estate and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s total loans, net of allowance, at December 31, 2012 were $445.1 million, or 74.0% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, sub-prime loans or loans for highly leveraged transactions.

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

The Bank’s loans are concentrated in four major areas: residential real estate loans, commercial real estate loans, construction and land loans, and commercial and industrial loans. The majority of the Bank’s loans are made on a secured basis. As of December 31, 2012, approximately 91.9%, of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans decreased $2.21 million to $23.50 million for 2012 compared with $25.71 million for 2011 due to the decrease in average loans balances, as well as the decline in the average rate received. No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

LOANS SECURED BY REAL ESTATE

ONE TO FOUR (“1-4”) FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank’s 1-4 family residential real estate loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2012, the Bank’s 1-4 family residential loans amounted to $136.6 million, or 30.3% of the total loan portfolio. Substantially, the Bank’s entire single-family residential mortgage loans are secured by properties located in the Bank’s market area. The Bank requires private mortgage insurance if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

HOME EQUITY LINES OF CREDIT LOANS. The Bank’s home equity line of credit loan portfolio primarily consists of conventional loans, generally with variable interest rates that are tied to the Wall Street Journal prime rate and with 10 year terms. As of December 31, 2012, the Bank’s home equity loans amounted to $45.0 million, or 10.0% of the total loan portfolio. Substantially, the Bank’s entire home equity line of credit loan portfolio is secured by properties located in the Bank’s market area. The Bank allows a maximum loan-to-value ratio of 85% of the value of the property held as collateral.

CONSTRUCTION AND LAND LOANS. The majority of the Bank’s construction and land loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion.  The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2012, the Bank’s construction and land loans totaled $40.0 million, or 8.9% of the total loan portfolio. Included in the $40.0 million of construction and land loans are $19.0 million of raw land loans and $2.0 million of agricultural land loans.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $193.0 million, or 42.8% of total loans at December 31, 2012, and consist principally of commercial loans for which real estate constitutes a source of collateral. Approximately $80.9 million or 41.9% of commercial real estate loans are owner-occupied. Approximately $7.2 million or 3.7% of commercial real estate loans are tax exempt loans to local governmental entities. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

COMMERCIAL LOANS

The Bank’s commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 80.7% of the Bank’s commercial loans, on a dollar-value basis, and the remaining 19.3% of commercial loans are on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank’s loan officers.  Certain credit risks are inherent in originating and keeping loans on the Bank’s balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $27.1 million or 6.0% of total loans at December 31, 2012.

CONSUMER LOANS

The Bank’s consumer loans include loans to individuals such as U. S. Government guaranteed student loans, auto loans, credit card loans and overdraft loans. The consumer loan portfolio was $9.6 million or 2.1% of total loans at December 31, 2012. Of the $9.6 million of consumer loans, $5.0 million were U. S. Government guaranteed student loans purchased through and serviced by a third party and have a variable rate of interest.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers its regular savings, demand, negotiable order of withdrawal (“NOW”), premium NOW, money market deposit accounts, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 87% of the Bank’s total deposits at December 31, 2012. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 through $250,000, and time deposits greater than $250,000 made up approximately 10% and 3%, respectively, of the Bank’s total deposits at December 31, 2012. During 2012, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank’s deposits are generated from Fauquier and Prince William Counties.  Included in interest-bearing deposits at December 31, 2012 were $26.0 million of brokered deposits, or 5.1% of total deposits. Of the brokered deposits, $21.7 million or 4.2% of total deposits represent a reciprocal arrangement for existing Bank customers who desire FDIC insurance for deposits above current limits.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank’s total unrestricted and restricted investments, at fair value, were $48.1 million and $2.3 million, respectively, or 8.0% and 0.4% of total assets, respectively, at December 31, 2012. During 2012, income from investments totaled $1.50 million, consisting of $1.33 million of interest and dividend income and $166,000 in gains on the sale/calls of investments.

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

Interchange Fees. The Dodd-Frank Act also provides that (i) debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction and (ii) network diversity must be provided for the processing of debit card transactions.  This provision is known as the “Durbin Amendment.”  In June 2011, the Federal Reserve adopted regulations creating a two-tier system for the calculation of interchange fees.  The two tiers are identified by the asset size of the financial institution.  For financial institutions with assets less than $10 billion such as the Bank, interchange rates as established between networks and the financial institution remained in place, and no cap or unitized fee structure is applicable.  The network diversity rule forbids a financial institution to issue a debit card whose transactions are serviced by a single, or exclusive, network partner.  At a minimum, PIN-based debit card transactions must be processed by a network other than the network processing Signature-based transactions for the debit card.

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

The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank received a rating of “satisfactory” at its last CRA performance evaluation as of February 6, 2012.

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

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.  In 2012 and 2011, the Company paid only the base assessment rate for “well capitalized” institutions, which totaled $470,000 and $605,000, respectively, in regular deposit insurance assessments.

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

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

CAPITAL REQUIREMENTS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines establish minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should maintain all ratios well in excess of the minimums and should not allow expansion to diminish their capital ratios. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, retained earnings, and qualifying noncumulative perpetual preferred stock, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, certain hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. As of December 31, 2012, the Bank had a total risk-based capital ratio of 13.29% and a Tier 1 risk-based capital ratio of 12.04%, and the Company had a total risk-based capital ratio of 13.78% and a Tier 1 risk-based capital ratio of 12.52%.

Each of the federal regulatory agencies has also established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets, or the “leverage ratio”). These guidelines generally provide for a minimum leverage ratio of 4.0% for banks and bank holding companies (3% for institutions receiving the highest rating on the CAMELS financial institution rating system). As of December 31, 2012 the Bank had a leverage ratio of 8.79%, and the Company had a leverage ratio of 9.12%.

On June 7, 2012, the Federal Reserve and the other federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets.  The proposed rules implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The proposed rules would, among other things, establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets), and assign higher risk weightings to loans that are more than 90 days past due, loans that are on nonaccrual status and certain loans financing the acquisition, development or construction of commercial real estate.  The proposed rules would also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements, and would limit a financial institution’s capital distributions and certain discretionary bonus payments if the institution does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

The federal bank regulatory agencies initially indicated that these proposed rules would be phased in beginning January 1, 2013 with full compliance required by January 1, 2019. However, due to the volume of public comments received, the agencies elected not to begin implementing the rules on January 1, 2013 and have provided no further guidance on a new effective date.  Management believes that, as of December 31, 2012, the Company and the Bank would meet all capital adequacy requirements under the proposed rules if such requirements were currently effective.  The regulations ultimately implemented may be substantially different from the proposed rules issued in June 2012.  Management will continue to monitor these and any future proposals submitted by our regulators.

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

The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank was notified by the Federal Reserve Bank of Richmond that, at December 31, 2012, both the Company and the Bank were considered “well capitalized.”

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2012, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

EMPLOYEES

As of December 31, 2012, the Company and the Bank employed 126 full-time employees and 26 part-time employees compared with 139 full-time and 28 part-time employees as of December 31, 2011. The decrease in employees from 2011 to 2012 is primarily due to more efficient staffing in the retail branch network. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company’s SEC filings are filed electronically and are available to the public over the internet at the SEC’s website at http://www.sec.gov.  In addition, any document filed by the Company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. The Company’s website is http://www.fauquierbank.com. The Company makes its SEC filings available through this website under “Investor Relations,” “Documents” as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to Valerie Barlowe, Investor Relations, Fauquier Bankshares, Inc. at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 540-349-0209.  The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC.

The Company’s transfer agent and registrar is American Stock Transfer & Trust Company, LLC and can be contacted by writing to  6201 15th Avenue, Brooklyn, New York 11209 or by phone 800-937-5449.  Their website is www.amstock.com .

ITEM 1A. RISK FACTORS

Not applicable as Company is a smaller reporting company under SEC rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns or leases property and operates branches at the following locations:

Location	Lease/Own	Rent (Annual)	Expiration	Renewal

Main Office * P.O. Box 561 10 Courthouse Square Warrenton, VA 20186	Own	N/A	N/A	N/A

Catlett Office Rt. 28 and 806 Catlett, VA 20119	Own	N/A	N/A	N/A

Sudley Road Office 8091 Sudley Rd. Manassas, VA 20109	Lease	$221,000 for 2013; $238,000 for 2014; $241,000 for 2015 to 2018; $286,000 for 2019 to 2023; $325,000 for 2024 to 2029	2029	None

Old Town Office Center Street Manassas, VA 20110	Lease	$48,000	2016	One additional option for 5 years

New Baltimore Office 5119 Lee Highway Warrenton, VA 20187	Own	N/A	N/A	N/A

The Plains Office 6464 Main Street The Plains, VA 20198	Own	N/A	N/A	N/A

View Tree Property 87 Lee Highway Warrenton, VA 20186	Own	N/A	N/A	N/A

Bealeton Office US Rt. 17 & Station Dr. Bealeton, VA 22712	Own	N/A	N/A	N/A

Haymarket Property Market Square at Haymarket Haymarket, VA 2016	Lease	$177,000 for 2013 and increasing 3% annually	2029	Two additional options for 5 years each

Bristow Property Bristow Shopping Center 10250 Bristow Center Drive Bristow, VA 20136	Lease	$192,000 for 2013 and increasing 3% annually	2019	Two additional options for 5 years

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market of the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “FBSS”. As of March 8, 2013, there were 3,713,342 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 396 holders of record. As of March 8, 2013, the closing market price of the Company’s common stock was $11.99.

The following table sets forth the high and low sales prices as reported by NASDAQ for the Company’s common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2012		2011		Dividends per share
	High	Low	High	Low	2012	2011
1st Quarter	$12.94	$10.85	$14.46	$12.60	$0.12	$0.12

2nd Quarter	$13.45	$11.90	$14.00	$12.00	$0.12	$0.12

3rd Quarter	$13.45	$12.27	$13.46	$11.38	$0.12	$0.12

4th Quarter	$13.15	$9.01	$12.06	$10.40	$0.12	$0.12

The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash and capital requirements, and general business conditions. The Company’s ability to pay cash dividends will depend entirely upon the Bank’s ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2012, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $2.9 million.

In September 1998, the Company announced a stock repurchase program for its common stock. Annually, the Board of Directors resets the amount of shares authorized to be repurchased during the year under the buyback program.  On January 19, 2012, the Board of Directors authorized the Company to repurchase up to 110,093 shares (3% of the shares of common stock outstanding on January 1, 2012) beginning January 1, 2012. No shares of common stock were repurchased during 2012.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and accompanying notes included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period

Selected Financial Data

	For the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
EARNINGS STATEMENT DATA:
Interest income	$24,954	$27,149	$28,330	$28,074	$28,839
Interest expense	4,029	5,075	6,124	6,799	9,388
Net interest income	20,925	22,074	22,206	21,275	19,451
Provision for loan losses	5,807	1,933	2,075	1,710	3,227
Net interest income after provision for loan losses	15,118	20,141	20,131	19,565	16,224
Non-interest income	6,199	6,361	5,688	5,289	5,860
Securities gains (losses)	166	(87)	(863)	(772)	(335)
Non-interest expense	19,070	20,863	20,196	19,509	16,730
Income before income taxes	2,413	5,552	4,760	4,573	5,019
Income taxes	360	1,435	1,093	1,156	1,366
Net income	$2,053	$4,117	$3,667	$3,417	$3,653
PER SHARE DATA:
Net income per share, basic	$0.56	$1.12	$1.01	$0.95	$1.04
Net income per share, diluted	$0.55	$1.12	$1.01	$0.95	$1.03
Cash dividends	$0.48	$0.48	$0.72	$0.80	$0.80
Average basic shares outstanding	3,691,517	3,666,206	3,627,016	3,593,337	3,525,821
Average diluted shares outstanding	3,707,094	3,684,161	3,643,109	3,602,831	3,557,677
Book value at period end	$12.92	$12.92	$12.13	$11.86	$11.64

BALANCE SHEET DATA:
Total Assets	$601,387	$614,224	$598,040	$568,482	$514,515
Loans, net	445,108	452,086	460,442	462,784	434,678
Investment securities, at fair value	50,429	50,193	49,926	40,467	37,839
Deposits	515,134	530,569	520,056	465,987	400,294
Shareholders' equity	47,748	47,571	44,106	42,639	41,488

PERFORMANCE RATIOS:
Net interest margin(1)	3.85%	4.00%	4.14%	4.30%	4.25%
Return on average assets	0.35%	0.69%	0.63%	0.64%	0.73%
Return on average equity	4.25%	8.93%	8.34%	8.08%	8.65%
Dividend payout	86.41%	42.78%	71.31%	84.19%	78.13%
Efficiency ratio(2)	68.98%	72.05%	72.91%	74.02%	65.57%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans	1.39%	1.47%	1.35%	1.17%	1.09%
Allowance for loan losses to period end non-performing loans	58.76%	145.61%	299.10%	160.76%	395.70%
Non-performing assets to period end total assets	2.06%	1.10%	0.92%	1.24%	0.83%
Non-performing loans to period end loans	2.36%	1.01%	0.45%	0.73%	0.27%
Net charge-offs to average loans	1.38%	0.33%	0.27%	0.22%	0.62%

CAPITAL RATIOS:
Leverage	9.12%	8.70%	8.55%	8.68%	9.37%
Risk Based Capital Ratios:
Tier 1 capital	12.52%	12.05%	11.30%	10.97%	11.38%
Total capital	13.78%	13.31%	12.55%	12.21%	12.52%

(1)     Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company's net yield on its earning assets.
(2)     Efficiency ratio is computed by dividing non-interest expense by the sum of fully taxable equivalent net interest income and fully taxable equivalent non-interest income. Gains and losses on the sale or impairment of securities are excluded from non-interest income in the calculation of this ratio.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the Bank’s loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our plans to expand our branch network and increase our market share, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on three basic principles of accounting: (i) Accounting Standards Codification (“ASC”) 450 “Contingencies” (previously Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”) which requires that losses be accrued when they are probable of occurring and estimable, (ii) ASC 310 “Receivable” (previously SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”) which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.

The Company’s allowance for loan losses has three basic components: the specific allowance, the general allowance and the unallocated component. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance and/or non-homogeneous loans identified as impaired. The specific allowance uses various techniques to arrive at an estimate of loss. Analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support and financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans and other consumer loans. Also, the general allowance is used for the remaining pool of larger balance and/or non-homogeneous loans which were not identified as impaired. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Specifically, the Company uses both external and internal qualitative factors when determining the non-loan-specific allowances. The external factors utilized include: unemployment in the Company’s defined market area of Fauquier County, Prince William County, and the City of Manassas (“market area”), as well as state and national unemployment trends; new residential construction permits for the market area; bankruptcy statistics for the Virginia Eastern District and trends for the United States; and foreclosure statistics for the market area and the state. Quarterly, these external qualitative factors as well as relevant anecdotal information are evaluated from data compiled from local periodicals such as The Washington Post, The Fauquier-Times Democrat, and The Bull Run Observer, which cover the Company’s market area. Additionally, data is gathered from the Federal Reserve Beige Book for the Richmond Federal Reserve District, Global Insight’s monthly economic review, the George Mason School of Public Policy Center for Regional Analysis, and daily economic updates from various other sources. Internal Bank data utilized includes: loans past due aging statistics, non-performing loan trends, trends in collateral values, loan concentrations, loan review status downgrade trends, and lender turnover and experience trends. Both external and internal data is analyzed on a rolling eight quarter basis to determine risk profiles for each qualitative factor. Ratings are assigned through a defined matrix to calculate the allowance consistent with authoritative accounting literature. A narrative summary of the reserve allowance is produced quarterly and reported directly to the Company’s Board of Directors. The Company’s application of these qualitative factors to the allowance for loan losses has been consistent over the reporting period.

The Company employs an independent outsourced loan review function, which annually substantiates and/or adjusts internally generated risk ratings. This independent review is reported directly to the Company’s Board of Directors’ audit committee, and the results of this review are factored into the calculation of the allowance for loan losses.

INTEREST RATE SWAP AGREEMENTS USED FOR INTEREST RATE RISK MANAGEMENT. Interest rate swaps are recorded at fair value on a recurring basis.  The Company utilizes an interest rate swap agreement as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities.  The Company has contracted with a third party vendor to provide valuations for interest rate swaps using standard swap valuation techniques.  The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

INCOME TAXES AND DEFERRED INCOME TAX ASSETS AND LIABILITIES. Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  There were no unrecognized tax benefits recorded as a liability as of December 31, 2012 and 2011. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. The Company has no uncertain tax positions.

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

Net income of $2.05 million in 2012 was a 50.1% decrease from the 2011 net income of $4.12 million. The Company and the Bank’s primary operating businesses are in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. Loans, net of reserve, decreased 1.5% from year-end 2011 to year-end 2012, compared with a decrease of 1.8% from year-end 2010 to year-end 2011. Deposits decreased 2.9% from year-end 2011 to year-end 2012 compared with an increase of 2.0% from year-end 2010 to year-end 2011. The market value of assets under WMS management increased 12.2% from year-end 2011 to year-end 2012, and decreased 6.4% from year-end 2010 to year-end 2011. The changes in assets under WMS management reflect both the changes in the overall U.S. and international bond and stock markets, as well as the net increase in WMS customers.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2013 with the growth of average loans, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from the prolonged historically low levels in market interest rates. The Bank is also subject to a decline in net interest income due to competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

The Bank’s non-performing assets totaled $12.4 million or 2.06% of total assets at December 31, 2012, as compared with $6.7 million or 1.10% of total assets at December 31, 2011. The provision for loan losses was $5.81 million for 2012 compared with $1.93 million for 2011. Loan chargeoffs, net of recoveries, totaled $6.28 million or 1.38% of total average loans for 2012, compared with $1.51 million or 0.33% of total average loans for 2011.

Management seeks to continue the expansion of its branch network. The Bank opened new branch offices in Bristow, Virginia and Haymarket, Virginia, its ninth and tenth full-service branch offices, respectively, during 2009.  The Bank’s eleventh full service branch is projected to open in Gainesville, Virginia during 2013. The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income through the increase of its market share within its marketplace.

The following table presents a quarterly summary of earnings for the last two years.

Earnings

	Three Months Ended 2012				Three Months Ended 2011
(Dollars in thousands)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$5,794	$6,288	$6,365	$6,507	$6,685	$6,837	$6,788	$6,839
Interest expense	898	977	1,042	1,112	1,222	1,287	1,265	1,301
Net interest income	4,896	5,311	5,323	5,395	5,463	5,550	5,523	5,538
Provision for loan losses	1,957	550	2,800	500	462	700	308	463
Net interest income after provision for loan losses	2,939	4,761	2,523	4,895	5,001	4,850	5,215	5,075
Other income	1,573	1,542	1,602	1,482	1,668	1,681	1,575	1,437
Securities gains (losses)	-	2	163	1	75	24	3	(189)
Other expense	4,971	4,641	4,347	5,111	5,486	4,983	5,263	5,131
Income before income taxes	(459)	1,664	(59)	1,267	1,258	1,572	1,530	1,192
Income tax expense	(267)	452	(138)	313	347	424	393	271
Net income (loss)	$(192)	$1,212	$79	$954	$911	$1,148	$1,137	$921

Net income per share, basic	$(0.05)	$0.33	$0.02	$0.26	$0.25	$0.31	$0.31	$0.25

Net income per share, diluted	$(0.06)	$0.33	$0.02	$0.26	$0.25	$0.31	$0.31	$0.25

2012 COMPARED WITH 2011
Net income of $2.05 million in 2012 was a 50.1% decrease from 2011 net income of $4.12 million. Earnings per share on a fully diluted basis were $0.55 in 2012 compared to $1.12 in 2011. Profitability as measured by return on average equity decreased from 8.93% in 2011 to 4.25% in 2012. Profitability as measured by return on average assets decreased from 0.69% in 2011 to 0.35% in 2012. The year to year decrease in net income was primarily due to a $3.87 million increase in the provision for loan losses, as well as a $1.15 million decrease in net interest income, partially offset by a $1.79 million decrease in other expenses.

2011 COMPARED WITH 2010
Net income of $4.12 million in 2011 was a 12.3% increase from 2010 net income of $3.67 million. Earnings per share on a fully diluted basis were $1.12 in 2011 compared to $1.01 in 2010. Profitability as measured by return on average equity increased from 8.34% in 2010 to 8.93% in 2011. Profitability as measured by return on average assets increased from 0.63% in 2010 to 0.69% in 2011. The year to year increase in net income was primarily due to a $776,000 reduction in securities losses, as well as increased trust and estate income and service charge income on deposits, partially offset by a $912,000 increase in losses on the sale or impairment of other real estate owned.

NET INTEREST INCOME AND EXPENSE

2012 COMPARED WITH 2011
Net interest income decreased $1.15 million or 5.2% to $20.93 million for the year ended December 31, 2012 from $22.07 million for the year ended December 31, 2011.  The decrease in net interest income was due to the impact of the average loan portfolio decreasing from $459.1 million in 2011 to $455.9 million in 2012, as well as the decline on the rate earned on loans over the same period from 5.66% to 5.20%. This led to the Company’s net interest margin decreasing from 4.00% in 2011 to 3.85% in 2012.  Total average earning assets decreased from $561.6 million in 2011 to $551.6 million in 2012. The percentage of average earning assets to total assets increased from 93.5% in 2011 to 93.6% in 2012.

Total interest income decreased $2.20 million or 8.1% to $24.95 million in 2012 from $27.15 million in 2011. This decrease was due to the 32 basis point decrease in the average yield on assets, as well as the decrease in total average earning assets of $10.0 million or 1.8%, from 2011 to 2012. The yield on earning assets declined from 4.90% in 2011 to 4.58% in 2012 due to the decline in market interest rates in the economy at large over the last three years, as well as the decrease in average loan balances and the $3.7 million increase in average non-accrual loans.

Average total loan balances decreased 0.7% from $459.1 million in 2011 to $455.9 million in 2012. The tax-equivalent average yield on loans decreased to 5.20% in 2012 compared with 5.66% in 2011. Together, this resulted in a $2.21 million decrease in interest and fee income from loans for 2012 compared with 2011. On a tax-equivalent basis, the year-to-year decrease in interest and fee income on loans was $2.30 million.

Average investment security balances increased $4.9 million from $52.1 million in 2011 to $57.0 million in 2012. The tax-equivalent average yield on investments decreased from 2.72% in 2011 to 2.56% in 2012. Together, there was an increase in interest and dividend income on security investments of $38,000 or 2.9%, from $1.30 million in 2011 to $1.34 million in 2012.  On a tax-equivalent basis, the year-to-year increase in interest and dividend income on security investments was $44,000.

Interest income on deposits at other banks decreased from $140,000 in 2011 to $114,000 in 2012 due to the decrease in average balances from $50.4 million in 2011 to $38.7 million in 2012. The average interest rates paid on these deposits increased from 0.28% in 2011 to 0.30% in 2012.

Total interest expense decreased $1.05 million or 20.6% from $5.08 million in 2011 to $4.03 million in 2012, primarily due to the decline in market interest rates in the economy. Interest paid on deposits decreased $1.01 million or 26.1% from $3.89 million in 2011 to $2.87 million in 2012. Average NOW deposit balances increased $28.6 million from 2011 to 2012 while the average rate on NOW accounts decreased from 0.41% to 0.28%, resulting in $110,000 less interest expense in 2012.  Average money market account deposit balances decreased $31.4 million from 2011 to 2012 while the average rate on money market account deposits decreased from 0.47% to 0.20%, resulting in $272,000 less interest expense in 2012.  Average savings account deposit balances increased $8.2 million from 2011 to 2012 while the average rate on savings account deposits decreased from 0.22% to 0.16%, resulting in $23,000 less interest expense in 2012.  Average time deposit balances decreased $25.1 million from 2011 to 2012 while the average rate on time deposits decreased from 1.67% to 1.54%, resulting in a decrease of $609,000 in interest expense from 2011 to 2012.

Interest expense on FHLB of Atlanta advances decreased $33,000 from 2011 to 2012 due to the decrease on the average rate paid from 3.96% in 2011 to 3.81% in 2012.  The interest expense on trust preferred capital securities increased $1,000 from 2011 to 2012. The average on total interest-bearing liabilities decreased from 1.07% in 2011 to 0.89% in 2012.

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

Interest income on deposits at other banks increased from $73,000 in 2010 to $140,000 in 2011 due to the increase in average balances from $33.8 million in 2010 to $50.4 million in 2011. The average interest rates paid on these deposits increased from 0.22% in 2010 to 0.28% in 2011.

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

Average Balances, Income and Expenses, and Average Yields and Rates

(Dollars in thousands)	12 Months Ended December 31, 2012			12 Months Ended December 31, 2011			12 Months Ended December 31, 2010
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$440,585	$23,147	5.25%	$443,846	$25,183	5.67%	$450,740	$26,206	5.81%
Tax-exempt (1)	8,357	541	6.48%	11,983	801	6.69%	13,944	976	7.01%
Non-accrual (2)	6,943	-		3,221	-		2,976	-
Total Loans	455,885	23,688	5.20%	459,050	25,984	5.66%	467,660	27,182	5.81%

Securities
Taxable	50,135	1,090	2.17%	46,016	1,061	2.31%	39,742	1,180	2.97%
Tax-exempt (1)	6.903	373	5.40%	6,115	358	5.85%	5,762	346	6.01%
Total securities	57,038	1,463	2.56%	52,131	1,419	2.72%	45,504	1,526	3.35%

Deposits in banks	38,671	114	0.30%	50,432	141	0.28%	33,847	73	0.22%
Federal funds sold	10	-	0.20%	11	-	0.21%	9	-	0.24%
Total earning assets	551,604	25,265	4.58%	561,624	27,544	4.90%	547,020	28,781	5.26%

Less: Reserve for loan losses	(7,991)			(6,793)			(5,680)
Cash and due from banks	5,076			5,311			5,693
Bank premises and equipment, net	15,124			14,179			14,504
Other real estate owned	1,779			3,347			2,507
Other assets	23,761			23,168			22,594
Total Assets	$589,353			$600,836			$586,638

Liabilities & Shareholders’ Equity
Deposits
Demand deposits	$80,418			$75,241			$67,386

Interest-bearing deposits
NOW accounts	173,768	486	0.28%	145,154	596	0.41%	120,212	676	0.56%
Money market accounts	44,399	87	0.20%	75,824	359	0.47%	64,330	441	0.69%
Savings accounts	64,335	102	0.16%	56,146	125	0.22%	50,481	205	0.41%
Time deposits	142,384	2,196	1.54%	167,447	2,805	1.67%	192,920	3,714	1.92%
Total interest-bearing deposits	424,886	2,871	0.68%	444,571	3,885	0.87%	427,943	5,036	1.18%

Federal funds purchased	5	-	0.77%	5	-	0.73%	169	1	0.79%
Federal Home Loan Bank advances	25,166	958	3.81%	25,000	991	3.96%	37,206	970	2.61%
Capital securities of subsidiary trust	4,124	200	4.85%	4,124	199	4.82%	4,124	117	2.84%
Total interest-bearing liabilities	454,181	4,029	0.89%	473,700	5,075	1.07%	469,442	6,124	1.30%

Other liabilities	6,424			5,782			5,813
Shareholders' equity	48,330			46,113			43,997

Total Liabilities & Shareholders' Equity	$589,353			$600,836			$586,638

Net interest spread		$21,236	3.69%		$22,469	3.83%		$22,657	3.96%

Interest expense as a percent of average earning assets			0.73%			0.90%			1.12%
Net interest margin			3.85%			4.00%			4.14%

(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
(2)  Loans are included in the average balance of total loans and total earning assets.

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

Rate / Volume Variance

	2012 Compared to 2011			2011 Compared to 2010
		Due to	Due to		Due to	Due to
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Loans; taxable	$(2,036)	$(185)	$(1,851)	$(1,023)	$(401)	$(622)
Loans; tax-exempt (1)	(260)	(243)	(17)	(175)	(137)	(38)
Securities; taxable	29	96	(67)	(119)	186	(305)
Securities; tax-exempt (1)	15	47	(32)	12	21	(9)
Deposits in banks	(27)	(34)	7	67	36	31
Federal funds sold	-	-	-	-	-	-
Total Interest Income	(2,279)	(319)	(1,960)	(1,238)	(295)	(943)

Interest Expense
NOW accounts	(110)	118	(228)	(80)	140	(220)
Money market accounts	(272)	(149)	(123)	(82)	79	(161)
Savings accounts	(23)	18	(41)	(80)	23	(103)
Time deposits	(609)	(419)	(190)	(910)	(490)	(420)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-	(1)	(1)	-
Federal Home Loan Bank advances	(33)	6	(39)	21	(318)	339
Capital securities of subsidiary trust	1	-	1	82	-	82
Total Interest Expense	(1,046)	(426)	(620)	(1,050)	(567)	(483)
Net Interest Income	$(1,233)	$107	$(1,340)	$(188)	$272	$(460)

(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY

The provision for loan losses was $5.81 million for 2012, $1.93 million for 2011, and $2.08 million for 2010. The amount of the provision for loan loss for 2012, 2011, and 2010 was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The $3.87 million increase in the provision for loan losses from $1.93 million in 2011 to $5.81 million in 2012 was largely in response to the $4.8 million increase in net loan charge-offs in 2012 from 2011, as well as the $6.0 million increase in non-performing loans over the same time period. This was partially offset by the $7.4 million reduction in total loans prior to the allowance for loan losses.

The $142,000 decrease in the provision for loan losses from $2.08 million in 2010 to $1.93 million in 2011 was largely in response to the $7.9 million decrease in total gross loans outstanding over the same time period, partially offset by the $262,000 increase in net loan charge-offs from 2010 to 2011.

LOAN PORTFOLIO

At December 31, 2012, 2011, and 2010, net loans accounted for 74.0%, 73.6%, and 77.0%, of total assets, respectively, and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

Authoritative accounting guidance requires that the impairment of loans that have been separately identified as impaired is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. The guidance also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

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

Nine loans in the portfolio totaling $6.6 million have been identified as TDRs at December 31, 2012.  One loan was modified in 2010, two loans were modified in 2011, and eight loans were modified in 2012, one of which had been previously modified in 2011.  At December 31, 2012, three of the loans that were identified as TDRs, totaling $1.1 million, remain on non-accrual status due to irregular payments, however, none have exceeded 90 days past due since modification. Specific reserves on TDRs have been established as appropriate. The remaining six were current and performing in accordance with the modified terms.

Four loans in the portfolio totaling $1.6 million were identified as TDRs at December 31, 2011. One loan was modified in 2010, and the other three loans were modified in 2011.  At December 31, 2011, all four loans were on non-accrual status. Two of the TDRs remain on non-accrual status due to irregular payments, however, none have exceeded 90 days past due since modification and specific reserves have been established as appropriate. The remaining two were current and performing in accordance with the modified terms.

Non-performing assets totaled $12.4 million or 2.06% of total assets at December 31, 2012, as compared with $6.7 million or 1.10% of total assets at December 31, 2011 and $5.5 million or 0.92% of total assets at December 31, 2010.  Included in non-performing assets at December 31, 2012 were $325,000 of non-performing pooled trust preferred securities at fair value, as well as $1.4 million of other real estate owned, and $10.7 million of non-accrual loans. Non-performing loans, other real estate owned, and other repossessed assets totaled $12.1 million or 2.66% of total loans, other real estate owned, and other repossessed assets at December 31, 2012, as compared with $6.4 million or 1.39% of total loans, other real estate owned, and other repossessed assets at December 31, 2011 and $5.0 million or 1.05% of total loans, other real estate owned, and other repossessed assets at December 31, 2010.

At December 31, 2012, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at December 31, 2012 was approximately $16.1 million or 3.57% of loans to the hospitality industry (hotels, motels, inns, etc.) During 2012, the deterioration of credit quality among hospitality loan relationships was the primary cause of the growth in non-performing loans, loan charge-offs and the provision for loan losses. The following table sets forth certain credit information with respect to the Bank’s hospitality loan portfolio, as well as reserve and charge-off activity, at the dates indicated. Please note that all hospitality loans are part of the commercial real estate loan segment as discussed throughout this report, in particular in Note 3 “Loans and Allowance for Loan Losses” of the Notes to Consolidated Financial Statements.

Hospitality Loans

(Dollars in thousands)	Outstanding Balance	Number of Loan Relationships	Reserve Allocation	U.S. Government Guarantee
At December 31, 2011:
Pass	$9,213	3	$61	$-
Special mention	-	-	-	-
Substandard	14,344	3	803	2,388
Doubtful	-	-	-	-
Loss	-	-	-	-
Total hospitality loans	$23,557	6	$864	$2,388

At December 31, 2012:
Pass	$8,885	3	$65	$-
Special mention	-	-	-	-
Substandard	7,230	2	-	2,358
Doubtful	-	-	-	-
Loss	-	-	-	-
Total hospitality loans	$16,115	5	$65	$2,358

At December 31, 2011:
Not impaired	$19,358	5	$629	$-
Impaired	4,199	1	235	2,388
Total hospitality loans	$23,557	6	$864	$2,388

At December 31, 2012:
Not impaired	$8,885	3	$65	$-
Impaired	7,230	2	-	2,358
Total hospitality loans	$16,115	5	$65	$2,358

At December 31, 2011:
Performing	$23,557	6	$864	$2,388
Non-performing	-	-	-	-
Total hospitality loans	$23,557	6	$864	$2,388

At December 31, 2012:
Performing	$8,885	3	$65	$-
Non-performing	7,230	2	-	2,358
Total hospitality loans	$16,115	5	$65	$2,358

Hospitality Loan Activity

(Dollars in thousands)	Outstanding Balance	Number of Loan Relationships	Reserve Allocation	U.S. Government Guarantees

Balance at December 31, 2011:	$23,557	6	$864	$2,388
Disbursements on new relationships	900	1	-	-
Amortization and partial prepayments	(546)	-	(5)	(30)
Provision for loan losses	-	-	4,210	-
Charge-offs	(5,004)	-	(5,004)	-
Total payoffs	(2,792)	(2)	-	-
Balance at December 31, 2012	$16,115	5	$65	$2,358

Based on regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of December 31, 2012, construction and land loans are $30.8 million or 54.4% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $135.7 million or 239.3% of the concentration level.

The allowance for loan losses as a percentage of non-performing loans was 58.8%, 145.6%, and 299.1% at December 31, 2012, 2011, and 2010, respectively. The reason for the decline in this coverage ratio from 2010 to 2012 was primarily due to the new loans added to the non-performing category in 2011, and the relative levels of allowance needed for these specific loans, as well as the amount of charge-offs made during 2012 on loans that were substandard, but performing at both December 31, 2010 and December 31, 2011.

The number of non-performing loan relationships was eighteen at December 31, 2012 compared with twenty-two at December 31, 2011, and ten at December 31, 2010. The Bank’s other real estate owned at both December 31, 2012 and 2011 consists of one property with a net value of approximately $1.4 million and consists of 47 acres of undeveloped land in Opal, Virginia.

Loans that were 90 days past due and accruing interest totaled $132,000, $101,000, and $263,000 at December 31, 2012, 2011, and 2010, respectively. No loss is anticipated on any loan 90 days past due and accruing interest.

There were ten loans totaling $6.4 million that were current and accruing interest at December 31, 2012, but which were considered impaired and were allocated $232,000 of specific loan loss reserves. Additionally, there were two loans totaling $396,000 that were current and accruing interest at December 31, 2011, but which were considered impaired and were allocated $51,000 of specific loan loss reserves. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.

At December 31, 2012, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2012, 2011, 2010, 2009, and 2008.

Loan Portfolio

	December 31,
(In thousands)	2012	2011	2010	2009	2008
Loans secured by real estate:
Construction and land	$40,045	$38,112	$27,390	$33,003	$38,037
Residential real estate	136,590	139,046	136,137	144,274	135,108
Home equity lines of credit	45,025	45,724	51,023	49,435	40,683
Commercial real estate	193,005	201,420	215,349	201,970	170,403
Commercial and industrial loans (except those secured by real estate)	27,140	29,061	29,819	29,286	39,985
Consumer loans to individuals (except those secured by real estate)	9,561	5,451	7,031	10,390	15,962
Total loans	$451,366	$458,814	$466,749	$468,358	$440,178

The following table sets forth certain information with respect to the Bank’s non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:

Non-Performing Assets and Loans Contractually Past Due

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008

Non-accrual loans	$10,650	$4,622	$2,109	$3,410	$1,208
Other real estate owned	1,406	1,776	2,821	2,480	3,034
Other repossessed assets owned	-	15	21	54	33
Non-performing corporate bond investments, at fair value	325	335	552	1,126	0
Total non-performing assets	12,381	6,747	5,503	7,070	4,275

Restructured loans still accruing	5,556	-	-	-	-
Loans past due 90 days and still accruing interest	132	101	263	354	102
Total non-performing and other risk assets	$18,069	$6,848	$5,766	$7,424	$4,377

Allowance for loan losses as percentage of total loans, period end	1.39%	1.47%	1.35%	1.17%	1.09%

Non-performing loans to total loans, period end	2.36%	1.01%	0.45%	0.73%	0.27%

Allowance for loan losses as percentage of non-performing loans, period end	58.76%	145.61%	299.10%	160.76%	395.70%

Non-performing loans, other real estate owned and other repossessed assets as percentage of total loans, other real estate owned and other repossessed assets, period end	2.66%	1.39%	1.05%	1.26%	0.97%

Non-performing assets as percentage of total assets, period end	2.06%	1.10%	0.92%	1.24%	0.83%

Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see “Allowance for Loan Losses” in Note 3 of the Notes to Consolidated Financial Statements contained herein.

ANALYSIS OF LOAN LOSS EXPERIENCE

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans, and current economic conditions. Management periodically reviews the loan portfolio to determine probable credit losses related to specifically identified loans as well as credit losses inherent in the remainder of the loan portfolio. Allowances for impaired loans are generally determined based on net realizable values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance remains subject to change. Additions to the allowance for loan losses, recorded as the provision for loan losses on the Company’s statements of income, are made monthly to maintain the allowance at an appropriate level based on management’s analysis of the inherent risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level and nature of impaired and non-performing loans, historical loan-loss experience, the amount of loan losses actually charged off or recovered during a given period and current national and local economic conditions.

At December 31, 2012, 2011, 2010, 2009, and 2008, the allowance for loan losses was $6.3 million, $6.7 million, $6.3 million, $5.5 million and $4.8 million, respectively.  As a percentage of total loans, the allowance for loan losses increased from 1.35% at December 31, 2010 to 1.47% for December 31, 2011 and decreased to 1.39% December 31, 2012. The allowance for loan losses equaled 58.8% of non-performing loans at December 31, 2012 compared with 145.6% and 299.1% at December 31, 2011 and 2010, respectively.

The following table summarizes the Bank’s loan loss experience for each of the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively:

Analysis of Allowance for Loan Losses

	Years ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008

Allowance for loan losses, January 1,	$6,728	$6,307	$5,482	$4,780	$4,185

Secured by real estate:
Construction	-	-	-	-	617
1-4 family residential	126	597	250	377	797
Home equity line of credit	536	472	111	129	10
Commercial real estate	5,004	-	632	245	-
Commercial and industrial	526	599	96	40	750
Consumer	117	60	255	298	530
Total loans charged-off	6,309	1,728	1,344	1,089	2,704

Secured by real estate:
Construction	-	-	-	-	-
1-4 family residential	2	-	6	36	-
Home equity line of credit	-	3	-	-	-
Commercial real estate	9	161	10	4	-
Commercial and industrial	7	12	9	7	12
Consumer	14	40	69	34	60
Total loans recoveries	32	216	94	81	72

Net Charge-Offs	6,277	1,512	1,250	1,008	2,632

Provision for loan losses	5,807	1,933	2,075	1,710	3,227

Allowance for loan losses, December 31,	$6,258	$6,728	$6,307	$5,482	$4,780

Ratio of net charge-offs to average loans	1.38%	0.33%	0.27%	0.22%	0.62%

The following table allocates the allowance for loan losses at December 31, 2012, 2011, 2010, 2009, and 2008 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

Allocation of Allowance for Loan Losses

	2012		2011		2010
(Dollars in thousands)	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction and land	$402	8.87%	$195	8.31%	$150	5.87%
1-4 family residential	1,691	30.26%	1,584	30.31%	1,623	29.17%
Home equity line of credit	1,336	9.98%	698	9.97%	1,106	10.93%
Commercial real estate	1,685	42.76%	2,899	43.90%	2,321	46.13%
Commercial and industrial	932	6.01%	795	6.33%	793	6.39%
Consumer	40	2.12%	31	1.18%	314	1.51%
Unallocated	172	0.00%	526	0.00%	-	0.00%
	$6,258	100.00%	$6,728	100.00%	$6,307	100.00%

	2009		2008
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction	$186	7.05%	$231	8.64%
1-4 family residential	1,179	30.80%	851	30.69%
Home equity line of credit	814	10.55%	475	9.24%
Commercial real estate	2,165	43.13%	1,641	38.72%
Commercial and industrial	1,039	6.25%	1,323	9.08%
Consumer	99	2.22%	259	3.63%
	$5,482	100.00%	$4,780	100.00%

NON-INTEREST INCOME

2012 COMPARED WITH 2011
Total non-interest income increased by $91,000 from $6.27 million in 2011 to $6.37 million in 2012, primarily due to a $189,000 reduction in other-than-temporary impairment (“OTTI”) losses on the investment in pooled trust preferred securities, as well as a $165,000 increase in trust and estate income and a $138,000 increase in other service charges, commissions and income. These were partially offset by a $396,000 decrease in service charges on deposit accounts during 2012 compared with 2011.

Recurring non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary trust and estate fees, brokerage income, service charges on deposit accounts, and other fee income. Trust and estate income increased $165,000 or 13.3% from 2011 to 2012, primarily as the result of the increase in new and profitable trust relationships. Brokerage income decreased $69,000 or 17.6% from $392,000 in 2011 to $323,000 in 2012 primarily due to better than expected annuity sales in 2011 that did not reoccur in 2012.

Service charges on deposit accounts decreased $396,000 or 12.8% to $2.69 million for 2012, compared with $3.09 million for 2011. The change is primarily due to changes in the processing of overdrafts, including waiving all charges on low dollar overdrafts, as well as a change in overdraft activities by customers.

Other service charges, commissions and fees increased $138,000 or 8.4% from $1.64 million in 2011 to $1.78 million in 2012, primarily due to the increase in debit-card interchange income. Also included in other service charges, commissions, and income is bank-owned life insurance (“BOLI”) income, which was $416,000 in 2012 compared with $419,000 in 2011.  Total cash value of BOLI was $12.0 million at December 31, 2012 compared with $11.6 million at December 31, 2011.

There were no OTTI losses on the investment in pooled trust preferred securities during 2012 compared with $189,000 in 2011.  The gains on the sale of securities increased from $102,000 in 2011 to $166,000 in 2012. See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion regarding the methodology for determining impairment on the Bank’s investment in pooled trust preferred securities, as well as the gains on the sale of securities.

Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace.

2011 COMPARED WITH 2010
Total non-interest income increased by $1.45 million from $4.82 million in 2010 to $6.27 million in 2011 primarily due to the $1.21 million reduction in OTTI losses on the investment in pooled trust preferred securities, as well as increases in trust and estate income, brokerage income, and service charges on deposits. These were partially offset by a $439,000 decrease in the gain on sale of securities during 2011 compared with 2010.

Trust and estate income increased $184,000 or 17.3% from 2010 to 2011, primarily as the result of the increase in new and profitable trust relationships. Brokerage income decreased $2,000 or 0.5% from $394,000 in 2010 to $392,000 in 2011.  Service charges on deposit accounts increased $287,000 or 10.3% to $3.09 million for 2011, compared with $2.80 million for 2010 due to the increase in transaction deposit account customers. Other service charges, commissions and fees increased $205,000 or 14.3% from $1.43 million in 2010 to $1.64 million in 2011, primarily due to the increase in debit-card interchange income. Also included in other service charges, commissions, and fees is BOLI income, which was $419,000 in 2011 compared with $430,000 in 2010.  Total cash value of BOLI was $11.6 million at December 31, 2011.

The OTTI losses on the investment in pooled trust preferred securities decreased from $1.4 million in 2010 to $189,000 in 2011.  The gains on the sale of securities decreased from $541,000 in 2010 to $102,000 in 2011.

NON-INTEREST EXPENSE

2012 COMPARED WITH 2011
Total non-interest expense decreased $1.79 million or 8.6% in 2012 compared with 2011. The decrease was primarily due to a $1.11 million reduction in salary and benefit expenses, as well as a $719,000 decrease in the losses on the sale or impairment and expense of other real estate owned (“OREO”) properties.

Salary and benefit expenses decreased $1.11 million, or l0.5% in 2012 compared with 2011. During 2011, there was approximately $1.03 million of accrued short and long-term incentive compensation that was not accrued in 2012. In addition, the Bank reduced its full-time equivalent employees by approximately 13 people from year-end 2011 to year-end 2012.

The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest non-interest expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion; however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform.

Net occupancy expense increased $30,000 or 1.6%, and furniture and equipment expense increased $4,000 or 0.3%, from 2011 to 2012.

Marketing expense increased $30,000 or 4.5% from 2011 to 2012 primarily due to added newspaper advertising in 2012.

Consulting expense, which includes legal and accounting professional fees, decreased $66,000 or 6.1% in 2012 compared with 2011. This decrease is primarily due to a re-categorization of certain service maintenance agreements from consulting fees to other operating expense.

Data processing expense increased $35,000 or 3.0% in 2012 compared with 2011 primarily due the increase in the volume of transactions processed. The Bank outsources much of its data processing to a third-party vendor.

The FDIC deposit insurance expense decreased $135,000 or 22.3% from $605,000 for 2011 to $470,000 for 2012, primarily due to changes in the FDIC’s fee calculation.

There was $391,000 loss on the sale or impairment and expense of OREO properties in 2012 compared to $1.1 million in 2011. At December 31, 2012, the Bank has one OREO property with a valuation of $1.4 million.

2011 COMPARED WITH 2010
Total non-interest expense increased $667,000 or 3.3% in 2011 compared with 2010. The increase was entirely due to the $912,000 increase in the losses on the sale or impairment and expense of OREO properties.

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

Data processing expense increased $134,000 or 12.9% in 2011 compared with 2010. The Bank outsources much of its data processing to a third-party vendor. During 2011, the Bank increased the outsourcing of certain printing and postage costs to data processing vendors, which increased data processing expense but decreased printing, paper and postage expense found in other operating expenses, which decreased by $242,000 or 8.3% from 2010 to 2011.

The FDIC deposit insurance expense decreased $129,000 or 17.5% from $734,000 for 2010 to $605,000 for 2011, primarily due to changes in the FDIC’s fee calculation.

Losses on the sale or impairment and expense of OREO properties increased from $198,000 in 2010 to $1.1 million in 2011. At December 31, 2010, the Bank had two OREO properties totaling $2.8 million. During 2011, the Bank took ownership of three additional OREO properties and sold four OREO properties. At December 31, 2011, the Bank had one OREO property with a valuation of $1.8 million.

INCOME TAXES
Income tax expense decreased by $1.08 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.  Income tax expense increased by $342,000 for the year ended December 31, 2011 compared to the year ended December 31, 2010. The effective tax rates were 14.9%, for 2012, 25.8% for 2011, and 23.0% for 2010. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits. Community development tax credits increased from approximately $105,000 in 2010 and $96,000 in 2011 to $130,000 in 2012, and are projected to be approximately $240,000 in 2013.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2012 AND DECEMBER 31, 2011

Total assets were $601.4 million at December 31, 2012, a decrease of 2.1% or $12.8 million from $614.2 million at December 31, 2011. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, total loans, and total deposits. Each of these categories, as well as investment securities and company-obligated mandatorily redeemable capital securities of subsidiary trust, is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks decreased from $66.6 million at December 31, 2011 to $59.7 million at December 31, 2012. The decrease in interest-bearing deposits in other banks was primarily the result of less excess liquidity being temporarily deposited at the Federal Reserve Bank of Richmond due to the decline in higher costing time deposits.

INVESTMENT SECURITIES. Total investment securities were $48.1 million at December 31, 2012, reflecting an increase of $0.5 million from $47.6 million at December 31, 2011.  At December 31, 2012 and 2011, all investment securities were available for sale. The unrealized loss, net of tax benefit, of the available for sale securities portfolio totaled $1.40 million at December 31, 2012 compared with an unrealized loss, net of tax benefit, of $1.38 million at December 31, 2011. See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion on the Bank’s investment securities.

At December 31, 2012, 2011, and 2010, the carrying values of the major classifications of securities were as follows:

Investment Portfolio

	Available for Sale (1)
(In thousands)	2012	2011	2010
Obligations of U.S. Government corporations and agencies	$40,014	$39,572	$40,032
Obligations of states and political subdivisions, taxable	541	515	-
Obligations of states and political subdivisions, tax-exempt	6,849	6,878	5,619
Corporate bonds	325	335	552
Mutual funds	363	349	326
FHLMC preferred stock	-	-	9
Total	$48,092	$47,649	$46,538

(1) Amounts for available for sale securities are based on fair value.

The following is a schedule of estimated maturities, or call date if more probable, or next rate repricing adjustment date and related weighted average yields of securities at December 31, 2012:

Estimated Repricing or Maturity Distribution and Yields of Securities

	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$9,016	0.30%	$6,052	0.73%	$2,920	1.26%
Obligations of states and political subdivisions, taxable	-		-		541	1.80%
Corporate bonds	-		-		-
Other taxable securities	-		-		-
Total taxable	9,016	0.30%	6,052	0.73%	3,461	1.35%
Obligations of states and political subdivisions, tax-exempt	-		5,646	2.14%	1,203	2.58%
Total securities:	$9,016	0.30%	$11,698	1.41%	$4,664	1.67%

	Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$22,026	1.72%	$40,014	1.22%
Obligations of states and political subdivisions, taxable	-		541	1.80%
Corporate bonds	325	0.00%	325	0.00%
Other taxable securities	363	2.12%	363	2.12%
Total taxable	22,714	1.71%	41,243	1.23%
Obligations of states and political subdivisions, tax-exempt	-		6,849	2.21%
Total securities:	$22,714	1.71%	$48,092	1.37%

Excluding obligations of U. S. Government corporations and agencies, no Bank security investment from a single issuer exceeded 10% of shareholders’ equity.

LOANS. Total net loan balance after allowance for loan losses was $445.1 million at December 31, 2012, which represents a decrease of $7.0 million or 1.5% from $452.1 million at December 31, 2011. Commercial real estate loans decreased $8.4 million, 1-to-4 family residential loans decreased $2.5 million and commercial and industrial loans decreased $1.9 million from year-end 2011 to year-end 2012, while consumer loans increased $4.1 million and construction and land loans increased $1.9 million over the same time period. The Bank’s loans are made primarily to customers located within the Bank’s primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2012:

Maturity Schedule of Selected Loans

		1 Year
	Within	Within	After
(In thousands)	1 Year	5 Years	5 Years	Total

Commercial real estate loans	$8,668	$93,712	$90,625	$193,005
Commercial and industrial loans	15,374	10,652	1,114	27,140
Construction and land loans	14,371	22,993	2,681	40,045
	$38,413	127,357	94,420	260,190
For maturities over one year:
Floating and adjustable rate loans		7,539	34,290	41,829
Fixed rate loans		119,818	60,130	179,948
		$127,357	$94,420	$221,777

DEPOSITS. For the year ended December 31, 2012, total deposits decreased by $15.4 million or 2.9% when compared with total deposits one year earlier. Non-interest-bearing deposits increased by $14.0 million and interest-bearing deposits decreased by $29.4 million. Between July 2009 and January 2010, the Bank opened two new branch offices and relocated one existing branch office. The new branches and the branch relocation were instrumental in the increase of non-interest-bearing deposits during 2012.

Included in interest-bearing deposits at December 31, 2012 were $26.0 million of brokered deposits, or 5.0% of total deposits. This compares with $42.4 million of brokered deposits at December 31, 2011, or 8.0% of total deposits. Of the $26.0 million in brokered deposits at December 31, 2012, $21.7 million were deposits of Bank customers, exchanged through the Certificate of Deposit Account Registry Services’ (“CDARS”) network.  Of the $42.4 million in brokered deposits at December 31, 2011, $31.5 million were deposits of Bank customers, exchanged through the CDARS network.  With the CDARS program, funds are placed into certificate of deposits issued by other banks in the network, in increments usually less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community.

The Bank projects to increase its transaction account and other deposits in 2013 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

Deposits and Rates Paid

	Year ended December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest-bearing	$80,418		$75,241		$67,386

Interest-bearing:
NOW accounts	173,768	0.28%	145,154	0.41%	120,212	0.56%
Money market accounts	44,399	0.20%	75,824	0.47%	64,330	0.69%
Regular savings accounts	64,335	0.16%	56,146	0.22%	50,481	0.41%
Time deposits:	142,384	1.54%	167,447	1.67%	192,920	1.92%
Total interest-bearing	424,886	0.68%	444,571	0.87%	427,943	1.18%
Total deposits	$505,304		$519,812		$495,329

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2012:

Maturities of Certificates of Deposits and Other Time Deposits of $100,000 or More

	December 31, 2012
	Within	Three to	Six to	One to	Over
	Three	Six	Twelve	Four	Four
(In thousands)	Months	Months	Months	Years	Years	Total
$100,000 to $250,000	$11,233	$4,217	$17,285	$17,966	$689	$51,390
Over $250,000	3,075	1,162	1,691	5,891	4,339	16,158
Total	$14,308	$5,379	$18,976	$23,857	$5,028	$67,548

BORROWINGS. Amounts and weighted average rates for long and short-term borrowings as of December 31, 2012, 2011 and 2010 are as follows:

Borrowed Funds

	December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

FHLB advances	$28,200	3.49%	$25,000	3.92%	$25,000	3.91%

At December 31, 2012, the weighted average life of the borrowed funds portfolio was approximately 3.8 years.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders’ equity totaled $47.7 million at December 31, 2012 compared with $47.6 million at December 31, 2011. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.  The Company initiated an open market stock buyback program in 1998. No shares were repurchased in 2010, 2011 and 2012.

Accumulated other comprehensive income/(loss) increased to an unrealized loss net of tax benefit of $1.71 million at December 31, 2012, compared with an unrealized loss net of tax benefit of $1.32 million at December 31, 2011 and an unrealized loss net of tax benefit of $2.06 million at December 31, 2010.

During 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Government Supervision and Regulation” in Part I, Item 1 of this Form 10-K, banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2012, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $64.4 million at December 31, 2012 compared with $72.1 million at December 31, 2011. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $5.9 million was unpledged and readily salable at December 31, 2012. In addition, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $118.6 million at December 31, 2012 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks, including the Federal Reserve, totaling approximately $69.7 million. At December 31, 2012, $28.2 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2012 and 2011. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Use

	December 31, 2012			December 31, 2011
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$69,692	$-	$69,692	$58,144	$-	$58,144
Federal Home Loan Bank lines of credit	118,636	28,200	90,436	110,706	25,000	85,706
Federal funds sold and interest-bearing deposits in other banks, excluding reserve requirements	39,044		39,044	46,633		46,633
Securities, available for sale and unpledged at fair value			5,917			9,671
Total short-term funding sources			$205,089			$200,154

Uses:
Unfunded loan commitments and lending lines of credit			$61,615			$70,737
Letters of credit			4,001			3,992
Total potential short-term funding uses			$65,616			$74,729

Ratio of short-term funding sources to potential short-term funding uses			312.6%			267.8%

CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2012 that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At December 31, 2012 and 2011, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Regulatory Capital Ratios

	December 31,
(Dollars in thousands)	2012	2011

Tier 1 Capital:
Shareholders' Equity	$47,748	$47,571
Plus: Unrealized loss on securities available for sale, net	1,397	1,328
Plus: Accumulated net losses on hedges	315	-
Plus: Company-obligated mandatorily redeemable capital securities	4,000	4,000
Total Tier 1 Capital	53,460	52,899

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,346	5,501

Total Capital:	$58,806	$58,400

Risk Weighted Assets:	$426,850	$438,830

Leverage Ratio	9.12%	8.70%
Risk Based Capital Ratios:
Tier 1 to Risk Weighted Assets	12.52%	12.05%
Total Capital to Risk Weighted Assets	13.78%	13.31%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2012.

(In thousands)	Payments due by period
Contractual Obligations:	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years(1)
Debt obligations	$32,324	$15,060	$132	$5,147	$11,985
Operating lease obligations	15,025	2,408	5,045	1,313	6,259
Total	$47,349	$17,468	$5,177	$6,460	$18,244

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

The Company entered into two swap agreements with a total notional amount of $4.4 million dated August 15, 2011 to manage the interest rate risk related to two commercial loans.  The agreement allows the Company to convert fixed rate assets to floating rate assets through 2021.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus 3.55% and pays at the fixed rate of 5.875%.

The Company entered into one swap agreement with a total notional amount of $1.1 million dated September 26, 2012 to manage the interest rate risk related to a commercial loan.  The agreement allows the Company to convert fixed rate assets to floating rate assets through 2022.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus 2.50% and pays at the fixed rate of 4.15%.

Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income and expense.  These interest rate swap agreements are considered derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates. The net interest expense on the four interest rate swaps was $207,000 for the year ended December 31, 2012. In addition, the net gain or loss on the hedged items and the hedges resulted in recognition of $50,000 in net interest expense in 2012.  This loss will be recovered as net the loans and underlying hedge reach maturity.  In the year ended December 31, 2011, the net interest expense on the three interest rate swaps was $148,000 and no loss was recognized.

Commitments to extend credit and letters of credit were $61.6 million and $4.0 million, respectively, at December 31, 2012, and $70.7 million and $4.0 million, respectively, at December 31, 2011.

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

Revenues for standby letters of credit were $41,000 and $39,000 for 2012 and 2011, respectively. There were 40 and 41 separate standby letters of credit at December 31, 2012 and 2011, respectively. During 2012 and 2011, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value of equity under varying market rate assumptions. The Bank monitors exposure to instantaneous changes both up and down in rates of 100 basis points, 200 basis points, 300 basis points and 400 basis points over a rolling 12-month and 24-month period. The Bank has a two tier policy limit for the maximum negative impact on net interest income and change in equity from all instantaneous changes in interest rates up to 400 basis points. The first limit, or a level I variance, indicates a risk which is approaching unacceptable levels and could be reflective of an unfavorable balance sheet trend. When a level I variance is reached, an explanation of the variance is reported to the Board of Directors until the variance is within policy. This report to the Board of Directors analyzes whether the variance represents a long-term problem, or if the variance will be self-correcting. If the variance is determined to be a long-term problem, the level II actions will be taken. A level II measurement represents a risk to earnings which is unacceptable to senior management. If a level II measurement is reached, an action plan is presented to the Board of Directors to decrease variance level. This action plan may include, but is not limited to, changing loan pricing to alter fixed vs. adjustable-rate balances, changing time deposit pricing to alter term length of deposits, use of FHLB borrowings to lengthen duration, restructure the duration/maturity structure of the investment portfolio, use of off-balance sheet hedging instruments such as swaps , and adjust pricing of non-maturity deposits. Management has maintained a risk position well within all policy guideline levels during 2011 and 2012.

The following tables present the Bank’s anticipated market value changes in equity under various rate scenarios as of December 31, 2012 and 2011:

Market Risk

	2012
	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars in thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Interest earning deposits in banks				$59,770	$59,589	$(181)	-.030%
Fed funds sold				11	11	-	0.00%
Securities		Note:		48,092	44,591	(3,501)	-7.28%
Restricted securities		Due to the absolute level of		2,337	2,337	-	0.00%
Loans receivable		market interest rates		443,422	423,690	(19,732)	-4.45%
Total rate sensitive assets		at December 31, 2012,		553,632	530,218	(23,414)	-4.23%
Other assets		the calculation of a change		46,099	46,099	-	0.00%
Total assets		in market value due to an		$599,731	$576,317	$(23,414)	-3.90%
		instantaneous decrease of
		200 basis points would
Demand deposits		not be meaningful.		$74,964	$66,289	$(8,675)	-11.57%
Rate-bearing deposits				419,189	407,762	(11,427)	-2.73%
Borrowed funds				34,135	31,538	(2,597)	-7.61%
Other liabilities				6,181	6,181	-	0.00%
Total liabilities				534,469	511,770	(22,699)	-4.25%

Present Value Equity				65,262	64,547	(715)	-1.10%
Total liabilities and equity				$599,731	$576,317	$(23,414)	-3.90%

	2011
	Percentage	Market	Minus	Current	Plus	Market	Percentage
(Dollars in thousands)	Change	Value Change	200 pts	Fair Value	200 pts	Value Change	Change

Interest earning deposits in banks				$66,655	$66,559	$(96)	-0.14%
Fed funds sold				8	8	-	0.00%
Securities		Note:		47,649	44,483	(3,166)	-6.64%
Restricted securities		Due to the absolute level of		2,543	2,543	-	0.00%
Loans receivable		market interest rates		463,449	444,834	(18,615)	-4.02%
Total rate sensitive assets		at December 31, 2011		580,304	558,427	(21,877)	-3.77%
Other assets		the calculation of a change		45,351	45,350	(1)	0.00%
Total assets		in market value due to an		$625,655	$603,777	$(21,878)	-3.50%
		instantaneous decrease of
		200 basis points would
Demand deposits		not be meaningful.		$63,250	$55,933	$(7,317)	-11.57%
Rate-bearing deposits				445,241	431,786	(13,455)	-3.02%
Borrowed funds				31,005	29,463	(1,542)	-4.97%
Other liabilities				7,054	6,974	(80)	-1.15%
Total liabilities				546,550	524,156	(22,394)	-4.10%

Present Value Equity				79,105	79,621	516	0.65%
Total liabilities and equity				$625,655	$603,777	$(21,878)	-3.50%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2012

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets
Consolidated statements of income
Consolidated statements of comprehensive income (loss)
Consolidated statements of changes in shareholders’ equity
Consolidated statements of cash flows
Notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Fauquier Bankshares, Inc.
Warrenton, Virginia

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. The management of Fauquier Bankshares, Inc. and its subsidiaries (the "Company") is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/S/SMITH ELLIOTT KEARNS & COMPANY, LLC
SMITH ELLIOTT KEARNS & COMPANY. LLC

Chambersburg, Pennsylvania
March 26, 2013

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands)	December 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$4,684	$5,545
Interest-bearing deposits in other banks	59,740	66,608
Federal funds sold	11	8
Securities available for sale	48,092	47,649
Restricted investments	2,337	2,543
Loans	451,366	458,814
Allowance for loan losses	(6,258)	(6,728)
Net loans	445,108	452,086
Bank premises and equipment, net	14,763	14,789
Accrued interest receivable	1,283	1,534
Other real estate owned, net of allowance	1,406	1,776
Bank-owned life insurance	12,038	11,621
Other assets	11,925	10,065
Total assets	$601,387	$614,224

Liabilities
Deposits:
Noninterest-bearing	$89,264	$75,311
Interest-bearing:
NOW accounts	191,039	184,383
Savings accounts and money market accounts	108,794	107,004
Time deposits	126,037	163,871
Total interest-bearing	425,870	455,258
Total deposits	515,134	530,569

Federal Home Loan Bank advances	28,200	25,000
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	6,181	6,960
Commitments and contingencies	-	-
Total liabilities	553,639	566,653

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding 2012 3,695,160 shares including 31,423 non-vested shares; 2011 3,669,758 shares including 32,572 non-vested shares	11,467	11,384
Retained earnings	37,993	37,504
Accumulated other comprehensive income (loss), net	(1,712)	(1,317)
Total shareholders' equity	47,748	47,571
Total liabilities and shareholders' equity	$601,387	$614,224

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
For Each of the Three Years Ended December 31, 2012

(Dollars in thousands)	2012	2011	2010
Interest Income
Interest and fees on loans	$23,504	$25,711	$26,849
Interest and dividends on securities available for sale:
Taxable interest income	986	993	1,133
Interest income exempt from federal income taxes	246	236	229
Dividends	104	69	46
Interest on deposits in other banks	114	140	73
Total interest income	24,954	27,149	28,330

Interest Expense
Interest on deposits	2,871	3,885	5,036
Interest on federal funds purchased	-	-	1
Interest on Federal Home Loan Bank advances	958	991	970
Distribution on capital securities of subsidiary trusts	200	199	117
Total interest expense	4,029	5,075	6,124

Net interest income	20,925	22,074	22,206

Provision for loan losses	5,807	1,933	2,075

Net interest income after provision for loan losses	15,118	20,141	20,131

Other Income
Trust and estate income	1,408	1,243	1,060
Brokerage income	323	392	394
Service charges on deposit accounts	2,691	3,087	2,799
Other service charges, commissions and income	1,777	1,639	1,435
Total other-than-temporary impairment gains (losses) on securities	60	(228)	(1,370)
Less: Portion of gain/(loss) recognized in other comprehensive income before taxes	60	(39)	34
Net other-than-temporary impairment losses on securities	-	(189)	(1,404)
Gain on sale of securities	166	102	541
Total other income	6,365	6,274	4,825

Other Expenses
Salaries and benefits	9,435	10,546	10,541
Occupancy expense of premises	1,894	1,864	1,815
Furniture and equipment	1,156	1,152	1,251
Marketing expense	692	662	675
Legal, audit and consulting expense	1,013	1,079	1,029
Data processing expense	1,209	1,174	1,040
Federal Deposit Insurance Corporation expense	470	605	734
Loss on sale or impairment and expense of other real estate owned	391	1,110	198
Other operating expenses	2,810	2,671	2,913
Total other expenses	19,070	20,863	20,196

Income before income taxes	2,413	5,552	4,760

Income tax expense	360	1,435	1,093

Net Income	$2,053	$4,117	$3,667

Earnings per Share, basic	$0.56	$1.12	$1.01

Earnings per Share, assuming dilution	$0.55	$1.12	$1.01

Dividends per Share	$0.48	$0.48	$0.72

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For Each of the Years Ended December 31, 2012, 2011 and 2010

(In thousands)	2012	2011	2010
Net Income
Other comprehensive income (loss), net of tax:	$2,053	$4,117	$3,667
Interest rate swap, net of tax effect of $93 in 2012, $99 in 2011 and $(7) in 2010	(181)	(192)	12
Change in fair value of securities available for sale, net of tax effect of $(46) in 2012, $(361) in 2011 and $580 in 2010	88	701	(1,125)
Adjustment for gain on sale of securities available for sale, net of tax effect of $57 in 2012, $35 in 2011 and $184 in 2010	(110)	(68)	(357)
Adjustment for reclassification for other than temporary impairment net of tax effect of $(64) in 2011 and $(477) in 2010	-	125	926
Change in unrecognized benefit obligation for SERP plan, net of tax effect of $99 in 2012, $(94) in 2011 and $(207) in 2010	(192)	182	403
Total other comprehensive income (loss), net of tax of $203 in 2012, $(385) in 2011 and $73 in 2010	(395)	748	(141)
Comprehensive Income (Loss)	$1,658	$4,865	$3,526

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity
For Each of the Three Years in the Period Ended December 31, 2012

(Dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$11,103	$33,459	$(1,924)	$42,638
Net income	-	3,667	-	3,667
Other comprehensive income (loss) net of tax effect of $73	-	-	(141)	(141)
Cash dividends ($0.72 per share)	-	(2,615)	-	(2,615)
Amortization of unearned compensation, restricted stock awards	-	247	-	247
Issuance of common stock - non-vested shares (28,847 shares)	90	(90)	-	-
Issuance of common stock - vested shares (6,522 shares)	21	69	-	90
Exercise of stock options	63	156	-	219
Balance, December 31, 2010	$11,277	$34,893	$(2,065)	$44,105

Balance, December 31, 2010	$11,277	$34,893	$(2,065)	$44,105
Net income	-	4,117	-	4,117
Other comprehensive income net of tax effect of $(385)	-	-	748	748
Cash dividends ($0.48 per share)	-	(1,761)	-	(1,761)
Amortization of unearned compensation, restricted stock awards	-	136	-	136
Issuance of common stock - non-vested shares (10,914 shares)	34	(34)	-	-
Issuance of common stock - vested shares (4,752 shares)	15	53	-	68
Exercise of stock options	58	100	-	158
Balance, December 31, 2011	$11,384	$37,504	$(1,317)	$47,571

Balance, December 31, 2011	$11,384	$37,504	$(1,317)	$47,571
Net income	-	2,053	-	2,053
Other comprehensive income net of tax effect of $203	-	-	(395)	(395)
Cash dividends ($0.48 per share)	-	(1,774)	-	(1,774)
Amortization of unearned compensation, restricted stock awards	-	140	-	140
Issuance of common stock - non-vested shares (11,925 shares)	41	(41)	-	-
Issuance of common stock - vested shares (13,477 shares)	42	111	-	153
Balance, December 31, 2012	$11,467	$37,993	$(1,712)	$47,748

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2012

(In thousands)	2012	2011	2010
Cash Flows from Operating Activities
Net income	$2,053	$4,117	$3,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,182	1,163	1,234
Disposal of obsolete assets fixed assets	-	45	140
Provision for loan losses	5,807	1,933	2,075
Loss on sale or impairment of other real estate	370	1,018	120
Loss on interest rate swaps	51	-	-
Deferred tax benefit	(53)	(119)	(854)
Loss on impairment of securities	-	189	1,404
(Gain) on sale and call of securities	(166)	(102)	(541)
Tax benefit of nonqualified options exercised	-	(33)	(55)
Amortization (accretion) of security premiums, net	65	84	72
Amortization of unearned compensation, net of forfeiture	140	136	247
Changes in assets and liabilities:
Decrease(increase) in other assets	(1,948)	492	(47)
Increase(decrease) in other liabilities	(1,461)	1,754	(314)
Net cash provided by operating activities	6,040	10,678	7,148

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	3,684	6,599	10,488
Proceeds from maturities, calls and principal payments of securities available for sale	21,661	25,468	14,708
Purchase of securities available for sale	(25,719)	(32,201)	(36,818)
Purchase of premises and equipment	(1,156)	(1,838)	(1,507)
(Purchase of) proceeds from redemption of other bank stock, net	206	845	386
Net decrease (increase) in loans	1,414	4,967	(1,011)
Proceeds from sale of other real estate owned	-	1,482	817
Net cash provided by (used in) investing activities	90	5,322	(12,937)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	22,399	22,405	85,969
Net (decrease) increase in certificates of deposit	(37,834)	(11,891)	(31,900)
Federal Home Loan Bank advances	13,200	-	-
Federal Home Loan Bank principal repayments	(10,000)	-	(25,000)
Repayment of federal funds	-	-	-
Cash dividends paid on common stock	(1,774)	(1,761)	(2,615)
Issuance of common stock	153	226	309
Net cash provided by (used in) financing activities	(13,856)	8,979	26,763

Increase (decrease) in cash and cash equivalents	(7,726)	24,979	20,974

Cash and Cash Equivalents
Beginning	72,161	47,182	26,208
Ending	$64,435	$72,161	$47,182
Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$4,118	$5,138	$6,273
Income taxes	$2,930	$656	$2,376

Supplemental Disclosures of Noncash Investing Activities

Foreclosed assets acquired in settlement of loans	$-	$1,455	$1,278

Unrealized gain (loss) on securities available for sale, net of tax effect	$(22)	$758	$(556)

Unrealized gain (loss) on interest rate swap, net of tax effect	$(181)	$(192)	$12

Changes in benefit obligations and plan assets for defined benefit and post-retirement benefit plans, net of tax effect	$(192)	$182	$403

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For Each of the Three Years in the Period Ended December 31, 2012

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment (“OTTI”) losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and whether the Company expects to recover the security’s entire amortized cost basis. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The accrual of interest on mortgage, commercial and installment loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual and charged-off sooner if principal or interest is considered uncollectable.

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

Allowance for Loan Losses

The allowance for loan losses is through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of loan principal is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

Notes to Consolidated Financial Statements

All loans are risk rated by a universal bank grading system, (1-9), endorsed by federal agencies. Level 1-a loan with minimal risk, Level 2-modest risk, Level 3-average risk, Level 4- acceptable risk, Level 5-marginally acceptable risk, Level 6-Other Assets Especially Mentioned, (potential weaknesses identified), Level 7-Substandard, (well defined weaknesses that may result in possible losses), Level 8-Doubtful, (unlikely to be repaid in full and will probably result in losses) and Level 9-Loss, (will not be repaid in full and losses will occur).

The allowance consists of specific (Accounting Standards Codification (“ASC”) 310.10.35) and general (ASC 450.10) components.  The specific component (ASC 310.10.35) relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component (ASC 450.10) covers nonimpaired loans and is based on historical loss experience adjusted for qualitative factors and is also maintained to cover uncertainties that could affect management’s estimate of probable losses.  This includes an unallocated portion of the allowance which reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio. Individual portfolio segments are evaluated on a rolling quarterly basis for the eight prior quarters through a rating matrix that values internal and external qualitative factors and within a range of performing allocations by the following categories: delinquency, short term and long term loss history, and non-performing loans.

The Company has identified the following as loan segments and classes: commercial and industrial, commercial real estate, construction and land, residential mortgage, home equity lines of credit and consumer.  Risk characteristics are evaluated for each portfolio segment by reviewing external factors such as: unemployment, new building permits, bankruptcies, foreclosures, regional economic conditions, competition and regulatory factors. Internal risk characteristics evaluated include: lender turnover, lender experience, lending policy changes, loan portfolio characteristics, collateral, risk rating downgrades, loan concentrations, and loan review analysis.

Commercial real estate loans are subject to being in a cyclical industry that has economic and collateral value fluctuations. Commercial real estate lending is primarily limited to our specific geographic market area of Fauquier and western Prince William counties. Generally, the Bank does not provide stand-alone construction financing for the commercial or residential market. Construction lending normally results in permanent financing provided by the Bank. Commercial and industrial loans are made to small businesses in our geographic market area that are subject to management, industry and economic fluctuations that can impact cash flow, which is the primary source of repayment for both commercial and industrial loans and commercial real estate loans. Collateral for these loans is real estate and/or business assets, such as equipment and inventories. This collateral can fluctuate in value based on market conditions and timing of sale. Retail loans, which include residential mortgages, home equity lines of credit, and consumer loans, are made within strict loan policies, procedures, and regulatory compliance guidelines. These loans are regularly reviewed by independent third party consultants for compliance. Retail loans, when compared to commercial and industrial loans and commercial real estate loans, are of relatively smaller amounts made to many diverse customers within the Bank’s specific market area. There is not a dominant industry within the Bank’s defined market area, but due to the Bank’s proximity to Washington, D.C., a significant amount of local employment is directly or indirectly related to the federal government.

Large groups of smaller balance homogeneous loans, such as residential real estate loans, home equity lines of credit, and consumer loans, are collectively evaluated for impairment.

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

A troubled debt restructuring (“TDR”) identification process has been established using a template of questions that determine whether a debtor is experiencing financial difficulty and, if so, whether the bank has granted a concession to a borrower by modifying the loan. Then, mitigating factors are evaluated to determine a final conclusion as to the whether the loan is a TDR.  All TDRs are individually evaluated for impairment.

Notes to Consolidated Financial Statements

Bank Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives ranging from 3 to 39 years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less.  Software is amortized over its estimated useful life ranging from 3 to 5 years.  Depreciation and amortization are recorded on the straight-line method.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  There were no unrecognized tax benefits recorded as a liability as of December 31, 2012 and 2011.

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

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, and share appreciation rights. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the price of the Company’s common stock at the date of the grant is used for restricted awards. There were no options granted in 2012, 2011 or 2010.

Notes to Consolidated Financial Statements

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets and fair value measurements.

Marketing

The Company follows the policy of charging the costs of marketing, including advertising, to expense as incurred. Marketing expenses of $692,000, $662,000 and 675,000 were incurred in 2012, 2011 and 2010, respectively.

Comprehensive Income

Under generally accepted accounting principles, comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Comprehensive income includes net income and certain elements of “other comprehensive income” such as employers’ accounting for pensions, certain investments in debt and equity securities, and interest rate swaps.

Accumulated other comprehensive income (loss) consists of the following components, net of deferred tax:

	Unrealized Gains (Losses) on Securities	Defined Benefit Retirement Obligation	Unrealized Holding Gains(Losses) in Fair Value of Derivatives Used for Cash Flow Hedge	Total
Balance, December 31, 2010	$(2,134)	$57	12	(2,065)
2011 change	758	182	(192)	748
Balance, December 31, 2011	(1,376)	239	(180)	(1,317)
2012 change	(22)	(192)	(181)	(395)
Balance, December 31, 2012	$(1,398)	$47	$(361)	$(1,712)

Fair Value Measurements

Fair values of financial instruments are estimated using relevant information and assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In May 2011, the “FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in accounting principles generally accepted in the United States (“U.S. GAAP”) (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards .  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  The Company has included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow FASB time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

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

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets.  The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2012
(In thousands)	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$39,240	$794	$(20)	$40,014
Obligations of states and political subdivisions	6,786	604	-	7,390
Corporate bonds	3,836	-	(3,511)	325
Mutual funds	346	17	-	363
	$50,208	$1,415	$(3,531)	$48,092

Notes to Consolidated Financial Statements

	December 31, 2011
(In thousands)	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$38,812	$762	$(2)	$39,572
Obligations of states and political subdivisions	6,791	604	(2)	7,393
Corporate bonds	3,794	-	(3,459)	335
Mutual funds	337	12	-	349
	$49,734	$1,378	$(3,463)	$47,649

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(In thousands)	December 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$-	-
Due after one year through five years	11,999	12,053
Due after five years through ten years	12,291	12,989
Due after ten years	25,572	22,687
Equity securities	346	363
	$50,208	48,092

During 2012, seven securities with a fair value of $3.7 million were sold, resulting in a gain of $163,000.  Eleven bonds with an amortized cost of $11.0 million were called in 2012 and a gain of $3,000 was recognized.  U.S. Government corporation and agency bonds totaling $25.7 million were purchased in 2012. There were no OTTI losses on the investment in pooled trust preferred securities in 2012.

During 2011, the Company recognized an OTTI on its investment in pooled trust preferred securities of $189,000. The tax benefit applicable to this OTTI loss amounted to $39,000. There were three securities with a total amortized cost of $6.4 million sold in order to ensure the recognition of current value that had future exposure to prepayment risk and to extend the maturity.  A gain of $74,000 was recognized.  Additionally, the Bank sold 10,000 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock at a gain of $22,000.  Sixteen bonds with a total amortized cost of $17.0 million were called during 2011 and a gain of $6,000 was recognized.   Securities totaling $32.2 million were purchased, primarily U.S. Government corporation and agency bonds.

During 2010, the Company recognized an OTTI on its investment in pooled trust preferred securities of $1.4 million and on its FHLMC preferred stock of $9,000. The tax benefit applicable to this OTTI loss amounted to $477,000. During 2010, nine securities with a total amortized cost of $9.9 million were sold at a gain of $541,000. Eight of these bonds were sold in order to ensure the recognition of current value that had future exposure to prepayment risk, and one bond was sold due to its relatively longer-term contractual duration and inherent extension risk of an additional two years duration if market rates were to increase in the future. The tax expense on these gains on sale totaled $184,000.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$2,165	$(20)	$-	$-	$2,165	$(20)
Corporate bonds	-	-	325	(3,511)	325	(3,511)
Total temporary impaired securities	$2,165	$(20)	$325	$(3,511)	$2,490	$(3,531)

Notes to Consolidated Financial Statements

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$1,997	$(2)	$-	$-	$1,997	$(2)
Obligations of states and political subdivisions	515	(2)	-	-	515	(2)
Corporate bonds	-	-	335	(3,459)	335	(3,459)
Total temporary impaired securities	$2,512	$(4)	$335	$(3,459)	$2,847	$(3,463)

The nature of securities which were temporarily impaired for a continuous 12 month period or more at December 31, 2012 consisted of four corporate bonds with a cost basis net of OTTI losses totaling $3.8 million and a temporary loss of approximately $3.5 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody’s Analytics employs a two-step discounted cash-flow valuation process. The first step is to evaluate the financial condition of the individual creditors in order to estimate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions per bond. They have an estimated average maturity of 21 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”).  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of December 31, 2012. All four bonds totaling $325,000 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.  During 2012, the Company received $49,000 of partial repayment of principal on two of the four bonds.

Additional information regarding each of the pooled trust preferred securities as of December 31, 2012 follows:

(Dollars in thousands)
Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit

$372	$34	59.5%	13.3%	27.2%	broken	Ca	$605	$223
1,612	244	67.7%	15.9%	16.4%	broken	C	362	903
1,295	25	59.9%	32.3%	7.8%	broken	Ca	705	838
557	22	66.2%	23.1%	10.7%	broken	Ca	443	353
$3,836	$325						$2,115	$2,317

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

Notes to Consolidated Financial Statements

The Company monitors these pooled trust preferred securities in its portfolio as to collateral, issuer defaults and deferrals, which as a general rule; indicate that additional impairment may have occurred. Due to the continued stress on banks in general, and the issuer banks in particular, as a result of overall economic conditions, the Company acknowledges that it may have to recognize additional impairment in future periods; however the extent, timing, and probability of any additional impairment cannot be reasonably estimated at this time.

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB ASC 320-10-35-34D:

(In thousands) Beginning balance as of December 31, 2011	$2,206
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (FASB ASC 320-10-35-35)	91
Ending balance as of December 31, 2012	$2,115

The carrying value of securities pledged to secure deposits and for other purposes amounted to $41.5 million and $37.3 million at December 31, 2012 and 2011, respectively.

Note 3.	Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Year Ended December 31, 2012
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2011	$795	$2,899	$195	$31	$1,584	$698	$526	$6,728
Charge-offs	(526)	(5,004)	-	(117)	(126)	(536)	-	(6,309)
Recoveries	7	9	-	14	2	-	-	32
Provision	656	3,781	207	112	231	1,174	(354)	5,807
Ending balance at 12/31/2012	$932	$1,685	$402	$40	$1,691	$1,336	$172	$6,258

Ending balances individually evaluated for impairment	$428	$-	$293	$-	$176	$112	$-	$1,009

Ending balances collectively evaluated for impairment	$504	$1,685	$109	$40	$1,515	$1,224	$172	$5,249

Loans Receivable
Individually evaluated for impairment	$674	$9,612	$4,175	$4	$2,372	$228		$17,065
Collectively evaluated for impairment	26,466	183,393	35,870	9,557	134,218	44,797		434,301
Ending balance at 12/31/2012	$27,140	$193,005	$40,045	$9,561	$136,590	$45,025		$451,366

Notes to Consolidated Financial Statements

	As of and for the Year Ended December 31, 2011
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2010	$793	$2,321	$150	$314	$1,623	$1,106	$-	$6,307
Charge-offs	(599)	-	-	(60)	(597)	(472)	-	(1,728)
Recoveries	12	161	-	40	-	3	-	216
Provision	589	417	45	(263)	558	61	526	1,933
Ending balance at 12/31/2011	$795	$2,899	$195	$31	$1,584	$698	$526	$6,728

Ending balances individually evaluated for impairment	$435	$-	$-	$-	$208	$37	$-	$680

Ending balances collectively evaluated for impairment	$360	$2,899	$195	$31	$1,376	$661	$526	$6,048

Loans Receivable
Individually evaluated for impairment	$1,030	$4,456	$-	$-	$3,324	$565		$9,375
Collectively evaluated for impairment	28,031	196,964	38,112	5,451	135,722	45,159		449,439
Ending balance at 12/31/2011	$29,061	$201,420	$38,112	$5,451	$139,046	$45,724		$458,814

As of and for the Year Ended December 31
(In thousands)	2010
Balance at beginning of year	$5,482
Provision for loan losses	2,075
Recoveries of loans previously charged-off	95
Loan losses charged-off	(1,345)
Balance at end of year	$6,307

Impaired loans for which an allowance has been provided	$979
Impaired loans for which no allowance has been provided	446
$1,425

Allowance provided for impaired loans, included in the allowance for loan losses	$791

Average balance in impaired loans	$1,508

Notes to Consolidated Financial Statements

The Company’s allowance for loan losses has three basic components: the specific allowance, the general allowance, and the unallocated components. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans and other consumer loans. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Credit Quality Indicators

	As of December 31, 2012
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,704	$152,483	$35,871	$9,552	$120,451	$40,189	$380,250
Special mention	2,635	21,455	-	-	9,016	2,878	35,984
Substandard	2,391	19,067	4,038	9	6,456	1,958	33,919
Doubtful	410	-	136	-	667	-	1,213
Loss	-	-	-	-	-	-	-
Total	$27,140	$193,005	$40,045	$9,561	$136,590	$45,025	$451,366

	As of December 31, 2011
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,795	$149,140	$38,112	$5,289	$128,182	$42,532	$384,050
Special mention	2,901	27,415	-	83	3,422	1,067	34,888
Substandard	4,815	24,795	-	79	6,262	2,014	37,965
Doubtful	550	70	-	-	1,180	111	1,911
Loss	-	-	-	-	-	-	-
Total	$29,061	$201,420	$38,112	$5,451	$139,046	$45,724	$458,814

Age Analysis of Past Due Loans Receivable

	As of December 31, 2012
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$92	$52	$41	$185	$26,955	$27,140	$-	$643
Commercial real estate	-	-	7,712	7,712	185,293	193,005	-	7,712
Construction and land	508	250	136	894	39,151	40,045	-	136
Consumer	39	10	5	54	9,507	9,561	1	4
Residential real estate	2,397	397	1,474	4,268	132,322	136,590	-	1,927
Home equity line of credit	1,424	-	311	1,735	43,290	45,025	131	228
Total	$4,460	$709	$9,679	$14,848	$436,518	$451,366	$132	$10,650

Notes to Consolidated Financial Statements

	As of December 31, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$216	$164	$442	$822	$28,239	$29,061	$-	$987
Commercial real estate	1,656	946	252	2,854	198,566	201,420	-	252
Construction and land	371	-	-	371	37,741	38,112	-	-
Consumer	139	29	18	186	5,265	5,451	-	4
Residential real estate	1,463	993	1,684	4,140	134,906	139,046	101	2,928
Home equity line of credit	348	150	54	552	45,172	45,724	-	450
Total	$4,193	$2,282	$2,450	$8,925	$449,889	$458,814	$101	$4,621

Impaired Loans Receivable

	December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$109	$109	$-	$136	$2
Commercial real estate	12,523	9,612	-	11,613	650
Construction and land	3,711	3,711	-	4,134	200
Residential real estate	1,705	1,705	-	1,734	39
Home equity line of credit	47	47	-	47	1
Consumer	4	4	-	5	-

With an allowance recorded:
Commercial and industrial	565	565	428	575	5
Commercial real estate	-	-	-	-	-
Construction and land	464	464	293	594	21
Residential real estate	667	667	176	692	-
Home equity line of credit	181	181	112	180	3
Consumer	-	-	-	-	-

Total:
Commercial and industrial	674	674	428	711	7
Commercial real estate	12,523	9,612	-	11,613	650
Construction and land	4,175	4,175	293	4,728	221
Residential real estate	2,372	2,372	176	2,426	39
Home equity line of credit	228	228	112	227	4
Consumer	4	4	-	5	-
Total	$19,976	$17,065	$1,009	$19,710	$921

	December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$346	$346	$-	$364	$17
Commercial real estate	4,456	4,456	-	4,516	377
Construction and land	-	-	-	-	-
Residential real estate	1,585	1,585	-	1,624	30
Home equity line of credit	454	454	-	458	10

With an allowance recorded:
Commercial and industrial	684	684	435	728	20
Commercial real estate	-	-	-	-	-
Construction and land	-	-	-	-	-
Residential real estate	1,739	1,739	208	1,797	50
Home equity line of credit	111	111	37	111	3

Total:
Commercial and industrial	1,030	1,030	435	1,092	37
Commercial real estate	4,456	4,456	-	4,516	377
Construction and land	-	-	-	-	-
Residential real estate	3,324	3,324	208	3,421	80
Home equity line of credit	565	565	37	569	13
Total	$9,375	$9,375	$680	$9,598	$507

Notes to Consolidated Financial Statements

At December 31, 2012, there were $11.6 million of commercial loans classified as substandard which were deemed not to be impaired.  Impaired loans totaled $17.1 million at December 31, 2012, representing an increase of $7.7 million from the year earlier.   The increase was due primarily to the addition of seven loans, five of which are classified as impaired because they were restructured in 2012.  Six of the loans are performing.  Approximately $16.4 million of loans classified as impaired at December 31, 2012 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

	Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	2	$435	$435	2	$436	$436
Commercial real estate	2	3,683	3,683	-	-	-
Construction and Land	4	3,473	3,473	-	-	-
Consumer	-	-	-	-	-	-
Residential real estate	-	-	-	2	1,168	1,168
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	-	-	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

In the third quarter of 2011, the Company adopted the provisions of ASU 2011-02.  As a result of adopting the amendments in ASU No. 2011-02, the Company determined that there were four loans totaling $1,604,000 at December 31, 2011 which were classified as TDRs. Upon identifying these receivables as TDRs, the Company identified them as impaired under the guidance in FASB ASC Section 310-10-35. There were eight TDRs totaling $7,591,000 identified in 2012.  Two of the loans totaling $435,000 are commercial and industrial loans and secured by business assets, four loans totaling $3,473,000 and are secured by agricultural and raw land, and one totaling $1,900,000 is secured by commercial real estate.  The eighth TDR was paid off.

At December 31, 2012, there were nine TDRs in the portfolio, totaling $6,634,000.  Six loans, representing four borrowers and totaling $5,557,000, were on accrual status and performing in accordance with the modified terms. The remaining three loans, representing two borrowers and totaling $1,077,000, remain in nonaccrual status due to irregular payments, although none were greater than ninety days past due.  An appropriate specific reserve had been established.

Notes to Consolidated Financial Statements

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Non-accrual loans	$10,650	$4,621	$2,109
Other real estate owned	1,406	1,776	2,821
Other repossessed assets owned	-	15	21
Non-performing corporate bond investments, at fair value	325	335	552
Total non-performing assets	12,381	6,747	5,503
Restructured loans still accruing	5,556	-	-
Loans past due 90 or more days and still accruing	132	101	263
Total non-performing and other risk assets	$18,069	$6,848	$5,766

Allowance for loan losses to total loans	1.39%	1.47%	1.35%
Non-accrual loans to total loans	2.36%	1.01%	0.45%
Allowance for loan losses to non-accrual loans	58.76%	145.61%	299.10%
Total non-accrual loans and restructured loans still accruing to total loans	3.59%	1.01%	0.45%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	38.62%	145.61%	299.10%
Total non-performing assets to total assets	2.06%	1.10%	0.92%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.  There were three loans at December 31, 2012 and four at December 31, 2011, totaling $1,077,000 and $1,604,000, respectively, that were both restructured and on non-accrual status.  There have been no defaults on restructured loans for the periods presented.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

Authoritative accounting guidance requires that the impairment of loans that have been separately identified as impaired is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. Authoritative accounting guidance also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

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

In the ordinary course of business, the Company has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which totaled $3,303,000 at December 31, 2012 and $3,806,000 at December 31, 2011.  During 2012, total principal additions were $2,110,000 and total principal payments were $2,613,000.  During 2011, total principal additions were $889,000 and total principal payments were $733,000.  These loans were made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Notes to Consolidated Financial Statements

Note 5.	Bank Premises and Equipment, Net

 A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Land	$2,625	$2,596
Buildings and improvements	16,342	14,707
Furniture and equipment	6,720	6,216
Leasehold improvements	326	289
Construction in process	208	1,257
	26,221	25,065
Accumulated depreciation and amortization	(11,458)	(10,276)
	$14,763	$14,789

Depreciation and amortization expensed for years ended December 31, 2012, 2011, and 2010 totaled $1,182,000, $1,163,000, and $1,234,000, respectively. In addition, fixed assets totaling $45,000 and $140,000 were deemed to be without value and disposed in 2011 and 2012, respectively.

Note 6.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 were $67,548,000 and $96,317,000, respectively.  Of the $67,548,000 of time deposits in denominations of $100,000 or more at December 31, 2012, $16,158,000 were in denominations above $250,000. Brokered deposits include balances of Bank customers who qualify to participate in the Certificate of Deposit Account Registry Services.  As of December 31, 2012 and 2011, brokered balances totaled $26,038,000 and $42,351,000, respectively.

At December 31, 2012, the scheduled maturities of time deposits are as follows:

(In thousands)

2013	$69,758
2014	15,929
2015	28,090
2016	4,524
2017	3,397
and thereafter	4,339
$126,037

Overdraft deposits totaling $232,000 and $356,000 were reclassified to loans at December 31, 2012 and 2011, respectively.

The Bank accepts deposits of executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons.  The aggregate dollar amount of deposits of executive officers and directors totaled $3,532,000 and $2,113,000 at December 31, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements

Note 7.	Employee Benefit Plans

Defined Benefit Plan

The following tables provide a reconciliation of the changes in the defined benefit plan’s obligations and fair value of assets for 2010.  The defined benefit pension plan was terminated on December 31, 2009, and benefits were distributed in 2010.

(In thousands)	2010
Change in Benefit Obligations
Benefit obligation, beginning	$6,731
Service cost	-
Interest cost	318
Actuarial (gain) loss	-
Benefits paid	(7,204)
Decrease in obligation due to curtailment	-
Loss due to settlement	155
Prior service cost due to amendment	-
Benefit obligation, ending	$-

Change in Plan Assets
Fair value of plan assets, beginning	$6,452
Actual return on plan assets	(13)
Employer contributions	765
Benefits paid	(7,204)
Fair value of plan assets, ending	$-

Funded status, ending	$-

(In thousands)	2010
Amount recognized on the Balance Sheet
Other assets	$-
Other liabilities	-
Other comprehensive income (loss)	279

Amounts Recognized in accumulated other comprehensive loss
Net loss	$(279)
Prior service cost	-
Net obligation at transition	-
Deferred tax benefit expense	95
Amount recognized	$(184)

(In thousands)	2010
Components of Net Periodic Benefit Cost
Service cost	$-
Interest cost	318
Expected return on plan assets	(256)
Amortization of prior service cost	-
Amortization of net obligation at transition	-
Recognized net loss due to curtailment or settlement	703
Recognized net actuarial loss	-
Net periodic benefit cost	$765

(In thousands)	2010
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss	$(279)
Prior service cost	-
Amortization of prior service cost	-
Net obligation at transition	-
Amortization of net obligation at transition	-
Total recognized	(279)

Less: Income tax expense (benefit)	(95)
Net amount recognized in other comprehensive (income) loss	$(184)

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive Loss:

2010 (In thousands)
$486

The accumulated benefit obligation for the deferred benefit pension plan was distributed during 2010, and as a result, there was no accumulated benefit obligation at December 31, 2012 or 2011.

Notes to Consolidated Financial Statements

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table:

2010
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	N/A
Expected return on plan assets	4.00%
Rate of compensation increase	4.00%

The assumptions used in the measurement of the Company’s Net Periodic Benefit Cost are shown in the following table:

2010
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate	4.75%
Expected return on plan assets	4.00%
Rate of compensation increase	4.00%

Beginning in January 2008, 100% of the Company’s pension plan assets were invested in cash and cash equivalents. This decision was based on recognizing the need to preserve asset value until December 31, 2009, the effective date of the termination of the defined benefit pension plan. All of the plan’s assets were considered level one in the fair value hierarchy.  Prior to January 2008, the investment manager of the trust fund selected investment fund managers with demonstrated experience and expertise, and the funds with demonstrated historical performance, for the implementation of the plan’s investment strategy.  The investment manager both actively and passively managed investment strategies and allocated funds across the asset classes to develop an efficient investment structure.

The Company made a $765,000 contribution to its pension plan in 2010.

On December 20, 2008, the Company’s Board of Directors approved the termination of the defined benefit pension plan effective on December 31, 2009, and effective January 1, 2010 replaced the defined benefit pension plan with an enhanced 401(k) plan.  On August 16, 2010, the Company received a favorable determination letter dated August 12, 2010 from the Internal Revenue Service for the December 31, 2009 termination date. Between January 1, 2010 and December 10, 2010, the Company distributed $7,204,000 of pension benefits, of which $7,086,000 was distributed between November 30, 2010 and December 10, 2010, and represented the final distribution upon the plan’s termination. On February 1, 2011, the Company filed a Post-Distribution Certification for Standard Termination with the Pension Benefit Guaranty Corporation.

Notes to Consolidated Financial Statements

Supplemental Executive Retirement Plan

The following tables provide a reconciliation of the changes in the supplemental executive retirement plan’s obligations over the three-year period ending December 31, 2012, computed as of December 31, 2012, 2011 and 2010.

(In thousands)	2012	2011	2010
Change in Benefit Obligations
Projected benefit obligation, beginning	$1,218	$1,315	$1,411
Service cost	92	106	118
Interest cost	55	72	85
Actuarial (gain) loss	272	(275)	257
Benefits paid	-	-	-
Prior service cost due to amendment	-	-	(556)
Benefit obligation, ending	$1,637	$1,218	$1,315

Fair value of plan assets, ending	$-	$-	$-

Funded status at December 31,	$(1,637)	$(1,218)	$(1,315)

(In thousands)	2012	2011	2010
Amount recognized on the Balance Sheet
Other assets, deferred income tax benefit	$24	$123	$30
Other liabilities	1,637	1,218	1,315
Other comprehensive income (loss)	47	239	58

Amounts Recognized in accumulated other comprehensive loss
Net gain (loss)	$(53)	$(345)	$(71)
Prior service cost	(18)	(17)	(17)
Net obligation at transition	-	-	-
Deferred tax benefit (expense)	24	123	30
Amount recognized	$(47)	$(239)	$(58)

Funded Status
Benefit obligation	$(1,637)	$(1,218)	$(1,315)
Fair value of assets	-	-	-
Unrecognized net actuarial (gain)/loss	-	-	-
Unrecognized net obligation at transition	-	-	-
Unrecognized prior service cost	-	-	-
(Accrued)/prepaid benefit cost included in other liabilities	$(1,637)	$(1,218)	$(1,315)

(In thousands)	2012	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$92	$106	$118
Interest cost	55	72	85
Expected return on plan assets	-	-	-
Amortization of prior service cost	1	1	47
Amortization of net obligation at transition	-	-	-
Recognized net actuarial loss (gain)	(20)	-	(15)
Net periodic benefit cost	$128	$179	$235

(In thousands)	2012	2011	2010
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss	$292	$(274)	$272
Prior service cost	-	-	(556)
Amortization of prior service cost	(1)	(1)	(47)
Net obligation at transition	-	-	-
Amortization of net obligation a transition	-	-	-
Total recognized	291	(275)	(331)

Less: Income tax effect	99	(93)	(113)
Net amount recognized in other comprehensive (income) loss	$192	$(182)	$(218)

Notes to Consolidated Financial Statements

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive (Income) Loss before Income Tax

2012	2011	2010
(In thousands)
$419	$(96)	$(96)

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table.

	2012	2011	2010
Weighted-Average Assumptions used in computing ending obligations as of December 31
Discount rate used for net periodic benefit cost	4.50%	5.50%	6.00%
Discount rate used for disclosures	4.00%	4.50%	5.50%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	3.25%	4.00%	4.00%

Estimated future benefit payments which reflect expected future service, as appropriate, are as follows.

Payment Dates	Amount
For the 12 months ended:	(In thousands)
December 31, 2013	$1
December 31, 2014	3
December 31, 2015	23
December 31, 2016	77
December 31, 2017	90
Thereafter	720

401(k) Plan

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 (“Code”) Section 401(k) covering employees who have completed 3 months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make, an annual matching contribution, equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company’s 401(k) expenses for the years ended December 31, 2012, 2011 and 2010 were $719,000, $654,000 and $662,000, respectively.

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

Notes to Consolidated Financial Statements

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $33,000, $18,000 and $6,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Concurrent with the establishment of the deferred compensation plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  The Company has recorded in other assets $1,180,000,  $1,146,000 and $1,112,000  representing cash surrender value of these policies for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 8.	Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares if acquired directly from the Company as newly issued shares under the DRSPP.  No new shares were issued during 2012, 2011 and 2010. The Company had 236,529 shares available for issuance under the DRSPP at December 31, 2012.

Note 9.	Commitments and Contingent Liabilities

The Bank has entered into four banking facility leases of greater than one year.

The first lease was entered into on January 31, 1999.  The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank’s Sudley Road, Manassas branch.  The Bank renewed the lease January 31, 2004 and again on January 31, 2009. Rent for 2013 is expected to be $221,000.

The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001, and was renegotiated in January 2011.  The renegotiated lease begins on May 31, 2011 and provides for an original five-year term with the right to renew for one additional five-year period beginning on June 1, 2016. Annual rent is $48,000 for the first five years.

The third lease is for the property in Haymarket, Virginia where the Bank opened its ninth full-service branch office in December 2009.  The term of the lease is 20 years after the branch opening with two additional options for five years each. The projected rent for 2013 is $177,000, and will increase 3% annually.

The fourth lease is for the property in Bristow, Virginia where the Bank opened its tenth full-service branch office in July 2009.  The lease will expire ten years after the branch opening with two additional options for five years each. The projected rent for 2013 is $192,000 and will increase 3% annually.

Total rent expense was $632,000, $622,000, and $578,000 for 2012, 2011, and 2010, respectively, and was included in occupancy expense.

The Bank has one data processing contractual obligation of greater than one year.  The contractual expense for the Bank’s largest primary contractual obligation is for core data processing, and totaled $1,039,000, $1,012,000 and $895,000 for 2012, 2011 and 2010, respectively. In addition to core data processing, this contract provides for interchange processing where the expense is based on interchange volume. The interchange expense for 2012 and 2011 was $737,000 and $574,000, respectively, but was offset by interchange income on the same transactions. The term of the current data processing obligation began in July 2009, and ends in June 2015, and is included in data processing expense in the Company’s Consolidated Statement of Income.

Notes to Consolidated Financial Statements

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term non-cancellable agreements:

(In thousands)	Amount
2013	$2,408
2014	2,466
2015	2,579
2016	661
2017	652
Thereafter	6,259
Total	$15,025

As a member of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances.  For the final weekly reporting period in the years ended December 31, 2012 and 2011 the aggregate amounts of daily average required balances were approximately $17.4 million and $17.1 million, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2009.

The components of the net deferred tax assets included in other assets at December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$2,128	$2,288
Securities available for sale	720	709
Impairment on securities	719	785
Interest on nonaccrual loans	158	64
Accrued vacation	108	141
SERP obligation	556	414
OREO	359	226
Accumulated depreciation	74	9
Interest rate swap	186	93
Restricted stock	87	152
Other	111	121
	5,206	5,002
Deferred tax liabilities:
Other	2	1
	2	1
Net deferred tax assets	$5,204	$5,001

The Company has not recorded a valuation allowance for deferred tax assets as management feels it is more likely than not, that they will be ultimately realized.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010

Current tax expense	$413	$1,554	$1,947
Deferred tax (benefit)	(53)	(119)	(854)
	$360	$1,435	$1,093

Notes to Consolidated Financial Statements

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31, 2012 are summarized as follows:

(In thousands)	2012	2011	2010

Computed “expected” tax expense	$821	$1,888	$1,618
Decrease in income taxes resulting from:
Tax-exempt interest income	(345)	(380)	(422)
Other	(116)	(73)	(103)
	$360	$1,435	$1,093

Note 11.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	2012		2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,691,517	$0.56	3,666,206	$1.12	3,627,016	$1.01

Effect of dilutive securities, stock-based awards	15,577		17,955		16,093

Diluted earnings per share	3,707,094	$0.55	3,684,161	$1.12	3,643,109	$1.01

Note 12.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long-Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s common stock.  The effective date of the Plan is March 19, 2009, the date the Company’s Board approved the Plan, and it has a termination date of December 31, 2019.  The Company’s Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant stock options during 2012 or 2011. At December 31, 2012, there were no options outstanding.

Restricted Shares

The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded.  The restricted shares issued to certain officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Compensation expense for these shares is accrued over the three year period.  During the quarter ended March 31, 2010, the restricted shares previously issued to non-employee directors were no longer subject to a vesting period, and the previously deferred compensation expense on these shares was fully recognized during 2010. In 2012 and 2011 compensation expense for the non-employee director shares was recognized at the date the shares were granted.

Notes to Consolidated Financial Statements

During 2012, 2011 and 2010, the Company granted awards of non-vested shares to certain officers and vested shares (effective March 31, 2010) to non-employee directors under the above-described incentive plans: 11,925 shares, 9,714 shares and 9,784 shares of non-vested restricted stock to executive officers; and 5,632 shares, 4,752 shares and 5,553 shares of vested restricted stock to non-employee directors on February 16, 2012, and February 17, 2011 and March 5, 2010, respectively.  Compensation expense for these non-vested shares amounted to $139,000 and $137,000, net of forfeiture, for the years ended December 31, 2012 and 2011, respectively. The restricted shares issued to non-employee directors are no longer subject to a vesting period.  Compensation expense for non-employee director shares was $68,000 in both 2012 and 2011.

The Company granted performance-based stock rights relating to 11,925 shares, 9,714 shares and 9,784 shares to certain officers on February 16, 2012, February 17, 2011 and March 5, 2010, respectively, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  The award for 2010 was subject to the Company reaching a predetermined return on average equity ratio for the final year of the vesting period as compared to a predetermined peer group of banks.  The awards for 2012 and 2011 are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  In the year ended December 31, 2012, previously accrued compensation expense of $169,000 for performance-based stock rights was reversed because the predetermined metrics were not attained partially offset by $51,000 of expense for metrics that were attained.  The compensation expense for performance-based stock rights totaled $(118,000), $116,000 and $106,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of the status of options granted under the plans is presented below:

	2012				2011		2010
	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1,	23,732		$13.00		42,266	$10.84	62,480	$9.96
Granted	-				-		-
Exercised	-				(18,534)	8.07	(20,214)	8.12
Expired	(23,732)						-
Forfeited	-				-		-
Outstanding at December 31,	-	$		$-	23,732	$13.00	42,266	$10.84
________________
Weighted-average fair value per option of options granted during the year	$-				$-			$-

A summary of the status of the Company’s non-vested restricted shares granted under the above-described plans is presented below:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1,	32,572		33,772		47,282

Granted	17,557	$12.08	14,466	$14.30	15,337	$13.78
Vested	(18,706)		(15,666)		(28,847)
Forfeited	-		-		-
Non-vested at December 31,	31,423		32,572		33,772

Notes to Consolidated Financial Statements

As of December 31, 2012, there was $158,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of three years.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	2012		2011		2010
	Performance Based Stock Rights	Weighted Average Fair Value at 12/31/2012	Performance Based Stock Rights	Weighted Average Fair Value at 12/31/2011	Performance Based Stock Rights	Weighted Average Fair Value at 12/31/2010
Non-vested at January 1,	32,572		22,858		13,074

Granted	11,925		9,714		9,784
Vested	(13,074)		-		-
Forfeited	-		-		-
Non-vested at December 31,	31,423	$13.30	32,572	$12.44	22,858	$11.65

As of December 31, 2012, there was $418,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of three years dependent upon management reaching predetermined goals.  At this time, it is uncertain that these goals will be attained.  If the goals are not achieved, stock rights for 9,784 shares will be forfeited, reducing the unrecognized compensation to $288,000.

Note 13.	Federal Home Loan Bank Advances and Other Borrowings

The Company’s borrowings from the FHLB were $28.2 million and $25.0 million at December 31, 2012 and 2011, respectively.  At December 31, 2012, the interest rates on FHLB advances ranged from 4.46% to 2.06% and the weighted average interest rate was 3.49%. At December 31, 2011, the interest rates on FHLB advances ranged from 4.46% to 3.02% and the weighted average interest rate was 3.92%.

At December 31, 2012, the Bank had an available line of credit with the FHLB with a borrowing limit of approximately $118.6 million with advances of $28.2 million outstanding. The amount outstanding includes $3.2 million of amortizing balances that will mature with a balloon of $2.4 million in 2022.  FHLB advances and the available line of credit were secured by certain first and second lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank.  As of December 31, 2012, the book value of eligible loans totaled approximately $202.6 million.  At December 31, 2011, the advances were secured by similar loans totaling $217.4 million.  The amount of available credit is limited to 88% of the market value qualifying collateral for one-to-four unit single-family residential loans, 82% for home equity loans and 74% for commercial real estate loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The contractual maturities of FHLB advances at December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Due in 2013	$15,060	$15,000
Due in 2014	64	10,000
Due in 2015	76	-
Due in 2016	71	-
Due in 2017	5,076	-
Thereafter	7,861	-
	$28,200	$25,000

As additional sources of liquidity, the Bank has available federal funds purchased lines of credit with nine different commercial banks totaling $66.5 million, and the Federal Reserve Bank of Richmond for $3.2 million.  At December 31, 2012, none of the available federal funds purchased lines of credit with various commercial banks were in use.

Note 14.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  As of December 31, 2012, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $ 2.9 million.

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$61,615	$70,737
Standby letters of credit	4,001	3,992
	$65,616	$74,729

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

U.S. GAAP requires that all derivatives be recognized in the Consolidated Financial Statements at their fair values.  On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities as a cash-flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings.  The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income.  For a derivative treated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in interest income.  The Company uses interest rate swaps to reduce interest rate risks and to manage net interest income.

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

Notes to Consolidated Financial Statements

Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income.  These interest rate swap agreements are considered derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020.  Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70% repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $112,000 and $117,000 for the years ended December 31, 2012 and 2011, respectively.  The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2022.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates.   The interest expense on the interest rate swaps was $95,000 and $ 31,000 in 2012 and 2011, respectively and is recorded in loan interest income.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

The effects of derivative instruments on the Consolidated Financial Statements for December 31, 2012 and 2011 are as follows:

(In thousands)	December 31, 2012
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap	$4,000	$(547)	Other Liabilities	9/15/2020
Interest rate swap	2,204	(148)	Other Liabilities	8/15/2021
Interest rate swap	2,078	(141)	Other Liabilities	8/15/2021
Interest rate swap	1,050	(5)	Other Liabilities	9/26/2022

(In thousands)		December 31, 2012
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(181)	Not applicable	$-

(In thousands)	December 31, 2012
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(51)

(In thousands)	December 31, 2011
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap	$4,000	$(452)	Other Liabilities	9/15/2020
Interest rate swap	2,245	91	Other Liabilities	8/15/2021
Interest rate swap	2,117	88	Other Liabilities	8/15/2021

Notes to Consolidated Financial Statements

(In thousands)	December 31, 2011
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(311)	Not applicable	$-

(In thousands)	December 31, 2011
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$-

Note 17.	Fair Value Measurement

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2).  If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3).  The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2.  The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities portfolio.  The vendor’s primary source for security valuation is Interactive Data Corporation (“IDC”), which evaluates securities based on market data.  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.  The carrying value of restricted Federal Reserve Bank, Community Bankers Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and are therefore excluded from the following table.

Interest rate swaps: The Company uses interest rate swaps to reduce interest rate risks and to manage net interest income. Interest rate swaps are recorded at fair value on a recurring basis.  The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities.  The Company has contracted with a third party vendor to provide valuations for interest rate swaps using standard swap valuation techniques and therefore classifies such valuations as Level 2.  The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

Notes to Consolidated Financial Statements

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2012
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$40,014	$-	$40,014	$-
Obligations of states and political subdivisions	7,390	-	7,390	-
Corporate bonds	325	-	-	325
Mutual funds	363	363	-	-
Total available for sale securities	48,092	363	47,404	325

Interest rate swaps	-	-	-	-
Total assets at fair value	$48,092	$363	$47,404	$325

Liabilities at December 31, 2012
Interest rate swaps	$841	$-	$841	$-
Total liabilities at fair value	$841	$-	$841	$-

Assets at December 31, 2011
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$39,572	$-	$39,572	$-
Obligations of states and political subdivisions	7,393	-	7,393	-
Corporate bonds	335	-	-	335
Mutual funds	349	349	-	-
Total available for sale securities	47,649	349	46,965	335

Interest rate swaps	179	-	179	-
Total assets at fair value	$47,828	$349	$47,144	$335

Liabilities at December 31, 2011
Interest rate swaps	$452	$-	$452	$-
Total liabilities at fair value	$452	$-	$452	$-

Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2012 and 2011 were as follows:

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2012	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2012
Available for sale securities	$335	$-	$(10)	$-	$325

Notes to Consolidated Financial Statements

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2011	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2011
Available for sale securities	$552	$(189)	$(28)	$-	$335

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At December 31, 2012, the Company’s Level 3 loans for which a reserve has been taken, consisted of one loan totaling $136,000 secured by non-residential real estate with reserves of $90,000, one loan totaling $181,000 secured by residential real estate with a reserve of $112,000, and four loans totaling $862,000 secured with business assets and inventory with a reserve of $600,000.  Four commercial loans totaling $31,000 were unsecured and fully reserved.

Other Real Estate Owned (“OREO”):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.4 million at December 31, 2012 and $1.8 million at December 31, 2011.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period:

	Carrying Value at December 31, 2012
(In thousands)	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$868	$-	$491	$377
Other real estate owned, net	1,406	-	1,406	-

Notes to Consolidated Financial Statements

	Carrying Value at December 31, 2011
(In thousands)	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$1,855	$-	$-	$1,855
Other real estate owned, net	1,776	-	-	1,776

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Corporate securities available for sale	$325	Discounted cash flow	Discount based on prepayment rate, probability of default and loss severity	42%
Impaired Loans:
Commercial and industrial loans	262	Appraised values	*	20%
Commercial real estate loans	-	Appraised values	*	-
Construction and land loans	46	Appraised values	*	55%
Residential real estate loans	69	Appraised values	*	10%
Total Impaired Loans	377
Total	$702

* Discount applied based on age of appraisals, current market conditions, and experience within local market.

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

Notes to Consolidated Financial Statements

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

At December 31, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit were deemed immaterial.

Notes to Consolidated Financial Statements

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at December 31, 2012
(In thousands)	Carrying Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
Assets
Cash and short-term investments	$64,435	$61,935	$2,530	$-	$64,465
Securities available for sale	48,092	363	47,404	325	48,092
Restricted investments	2,337	-	2,337	-	2,337
Net Loans	445,108	-	443,045	377	443,422
Accrued interest receivable	1,283	-	1,283	-	1,283
Interest rate swaps	-	-	-	-	-
BOLI	12,038	-	12,038	-	12,038
Total Financial Assets	$573,293	$62,298	$508,637	$702	$571,637

Liabilities
Deposits	$515,134	$-	$517,811	$-	$517,811
Borrowings	28,200	-	28,877	-	28,877
Company obligated mandatorily					-
redeemable capital securities	4,124	-	5,258	-	5,258
Accrued interest payable	312	-	312	-	312
Interest rate swaps	841	-	841	-	841
Total Financial Liabilities	$548,611	$-	$553,099	$-	$553,099

	Fair Value Measurements at December 31, 2011
(In thousands)	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2011
Assets
Cash and short-term investments	$72,161	$69,660	$2,547	$-	$72,207
Securities available for sale	47,649	349	46,965	335	47,649
Restricted investments	2,543	-	2,543	-	2,543
Net Loans	452,086	-	461,564	1,885	463,449
Accrued interest receivable	1,534	-	1,534	-	1,534
Interest rate swaps	179	-	179	-	179
BOLI	11,621	-	11,621	-	11,621
Total Financial Assets	$587,773	$70,009	$526,953	$2,220	$599,182

Liabilities
Deposits	$530,569	$-	$535,567	$-	$535,567
Borrowings	25,000	-	26,023	-	26,023
Company obligated mandatorily
redeemable capital securities	4,124	-	4,982	-	4,982
Accrued interest payable	401	-	401	-	401
Interest rate swaps	452	-	452	-	452
Total Financial Liabilities	$560,546	$-	$567,425	$-	$567,425

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

Notes to Consolidated Financial Statements

Note 18.	Other Operating Expenses

The principal components of “Other operating expenses” in the Consolidated Statements of Income are:

(In thousands)	2012	2011	2010
Postage and courier expenses	$162	$194	$303
Paper and supplies	186	171	252
Taxes, other than income taxes	289	288	308
Charge-offs, other than loan charge-offs	287	273	388
Telephone	271	316	286
Directors' compensation	248	235	446
Managed service agreements	362	238	-
Other (no items exceed 1% of total revenue)	1,026	956	930
	$2,831	$2,671	$2,913

Directors’ compensation is allocated and expensed separately at both the Bank and at the parent company. The above year to year comparisons of directors’ compensation are on a consolidated basis. During 2010, managed service agreement expense was spread among a number of accounts.

Note 19.	Concentration Risk

The Company maintains its cash accounts in several correspondent banks.  The total amount of cash on deposit in those banks did not exceed the federally insured limits at December 31, 2012 and 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2012 and 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

Notes to Consolidated Financial Statements

The Company's and the Bank’s actual capital amounts and ratios are also presented in the following table. No amount was deducted from capital for interest-rate risk.

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital (to risk weighted assets):
Consolidated	$58,806	13.8%	$34,148	8.0%	N/A	N/A
The Fauquier Bank	$56,696	13.3%	$34,117	8.0%	$42,647	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	$53,460	12.5%	$17,074	4.0%	N/A	N/A
The Fauquier Bank	$51,353	12.0%	$17,059	4.0%	$25,588	6.0%
Tier 1 capital (to average assets):
Consolidated	$53,460	9.1%	$23,457	4.0%	N/A	N/A
The Fauquier Bank	$51,353	8.8%	$23,378	4.0%	$29,222	5.0%

As of December 31, 2011:
Total capital (to risk weighted assets):
Consolidated	$58,400	13.3%	$35,106	8.0%	N/A	N/A
The Fauquier Bank	$56,640	12.9%	$35,113	8.0%	$43,892	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	$52,899	12.1%	$17,553	4.0%	N/A	N/A
The Fauquier Bank	$51,138	11.7%	$17,557	4.0%	$26,335	6.0%
Tier 1 capital (to average assets):
Consolidated	$52,899	8.7%	$24,332	4.0%	N/A	N/A
The Fauquier Bank	$51,138	8.4%	$24,266	4.0%	$30,333	5.0%

Note 21.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (Trust II). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at December 31, 2012 and December 31, 2011 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Notes to Consolidated Financial Statements

Note 22.	Parent Corporation Only Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Balance Sheets
December 31, 2012 and 2011

(In thousands)	December 31,
Assets	2012	2011
Cash on deposit with subsidiary bank	$286	$329
Interest-bearing deposits at other banks	1,900	1,450
Investment in subsidiaries, at cost, plus equity in undistributed net income	50,002	50,118
Other assets	356	347
Total assets	$52,544	$52,244

Liabilities and Shareholders' Equity
Company-obligated mandatorily redeemable capital securities	$4,124	$4,124
Other liabilities	672	549
Total liabilities	4,796	4,673
Shareholders' Equity
Common stock	11,467	11,384
Retained earnings, which are substantially distributed earnings of subsidiaries	37,993	37,504
Accumulated other comprehensive income (loss)	(1,712)	(1,317)
Total shareholders' equity	47,748	47,571

Total liabilities and shareholders' equity	$52,544	$52,244

Notes to Consolidated Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Income
For Each of the Three Years in the Period Ended December 31, 2012

(In thousands)	2012	2011	2010
Income
Interest Income	$18	$10	$-
(Loss) on impairment of securities	-	-	-
Dividends from subsidiaries	2,274	2,761	3,315
Total interest and dividend income	2,292	2,771	3,315

Expenses
Interest expense	200	199	117
Legal and professional fees	163	143	251
Directors' fees	160	257	302
Miscellaneous	158	34	104
Total expense	681	633	774

Income before income tax benefits and equity in undistributed net income of subsidiaries	1,611	2,138	2,541

Income tax benefit	(225)	(212)	(206)

Income before equity in undistributed net income of subsidiaries	1,836	2,350	2,747

Equity in undistributed net income of subsidiaries	217	1,767	920
Net income	$2,053	$4,117	$3,667

Notes to Consolidated Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)

Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2012

(In thousands)	2012	2011	2010
Cash Flows from Operating Activities
Net income	$2,053	$4,117	$3,667
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(217)	(1,767)	(920)
Deferred tax benefit	-	-	131
Tax benefit of nonqualified options exercised	-	(33)	(55)
Amortization of unearned compensation	140	136	247
(Increase) decrease in other assets	23	12	(28)
Increase (decrease) in other liabilities	29	(36)	28
Net cash provided by operating activities	2,028	2,429	3,070

Cash Flows from Financing Activities
Cash dividends paid	(1,774)	(1,761)	(2,615)
Issuance of common stock	153	226	309
Net cash (used in) financing activities	(1,621)	(1,535)	(2,306)

Increase (decrease) in cash and cash equivalents	407	894	764

Cash and Cash Equivalents
Beginning	1,779	885	121

Ending	$2,186	$1,779	$885

Note 23.	Subsequent Events

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

Based on the evaluation, the Company identified and recognized two events that required adjustment to, or disclosure in, the financial statements. These events occured subsequent to the Company's February 4, 2013 press release with respect to unaudited financial statements and fourth quarter 2012 earnings.

On March 14, 2013, the Company's Board of Directors approved a settlement on a large nonperforming commercial real estate/hospitality loan based on an updated appraisal received concurrently with a proposed settlement offer. This resulted in a $607,000 addition to the provision for loan loss and an additional charge-off of $1.0 million on the loan. The remaining loan balance of $4.0 million is scheduled to be repaid during the June 2013 quarter. Also during March 2013, the Company received an updated appraisal on an OREO property which resulted in a $370,000 addition to the reserve for OREO loss.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended December 31, 2012.

There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of December 31, 2012, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2012, based on those criteria.

No changes were made in Management’s internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company required by this item is contained in the Company’s definitive proxy statement for the 2013 annual meeting of shareholders to be held on May 21, 2013 (the “2013 proxy statement”) under the captions “Election of Class II Directors,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. Please see Exhibit 14 in the exhibit list contained in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive and director compensation is contained in the Company’s 2013 proxy statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in the Company’s 2013 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding o ptions, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	31,423(1)	$13.30	264,695(2)

Equity compensation plans not approved by security holders	-		-

Total	31,423	$13.30	264,695

(1)	Consists of shares underlying performance-based stock rights that were granted under the Stock Incentive Plan approved by security holders on May 19, 2009.

(2)	Consists of 350,000 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Stock Incentive Plan approved by security holders on May 19, 2009.

For additional information concerning the material features of the Company’s equity compensation plans please see Note 12 of our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Company’s 2013 proxy statement under the captions “Meetings and Committees of the Board of Directors” and “Related Party Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Company’s 2013 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) -Financial Statements

The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2012 and December 31, 2011
Consolidated Statements of Income - Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Changes in Shareholders’ Equity -Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements -Years ended December 31, 2012, 2011, and 2010

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

10.1
Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long -Term Incentive Plan, as amended and restated effective January 1, 2000, incorporated by reference to Exhibit 4.B to Form S-8 filed October 15, 2002.

10.1.1	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.2	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.3	Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to Form S-8 filed August 21, 2009.

10.3.1	Form of Incentive Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 8-K filed March 15, 2010

10.3.2	Form of Nonstatutory Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 8-K filed March 15, 2010

10.3.3	Form of Restricted Stock Award Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 8-K filed March 15, 2010.

10.4	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.

10.4.1	First Amendment, dated December 31, 2008, to Change of Control Agreement, dated November 27, 2000 between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 16, 2009.

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

10.7	Employment Agreement, dated November 7, 2011, between Fauquier Bankshares, Inc., The Fauquier Bank and Eric P. Graap, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2011.

10.8	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated October 21, 2010, incorporated by reference to Exhibit 10.15 to Form 10-Q filed November 8, 2010.

10.8.1	Form of Participation Agreement for Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15.1 to Form 10-Q filed November 8, 2010.

10.9	Base Salaries for Named Executive Officers.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-Q filed August 11, 2006.

21	Subsidiaries of the Fauquier Bankshares, Inc., incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101.00	*The following materials from the Company’s 10-K Report for the period ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated: March 26, 2013

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: March 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	March 26, 2013
John B. Adams, Jr.

/s/ Randy K. Ferrell	President & Chief Executive Officer, Director	March 26, 2013
Randy K. Ferrell	(principal executive officer)

/s/ Eric P. Graap	Executive Vice President & Chief Financial Officer, Director	March 26, 2013
Eric P. Graap	(principal financial and accounting officer)

/s/ Randolph T. Minter	Vice Chairman, Director	March 26, 2013
Randolph T. Minter

/s/ Randolph D. Frostick	Director	March 26, 2013
Randolph D. Frostick

/s/ Douglas C. Larson	Director	March 26, 2013
Douglas C. Larson

/s/ Jay B. Keyser	Director	March 26, 2013
Jay B. Keyser

/s/ Brian S. Montgomery	Director	March 26, 2013
Brian S. Montgomery

/s/ P. Kurt Rodgers	Director	March 26, 2013
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 26, 2013
Sterling T. Strange III