Form 10-Q
period 2013-03-31
FAUQUIER BANKSHARES, INC.
filed 2013-05-15
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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
Yes ☐ No ☒

The registrant had 3,713,342 shares of common stock outstanding as of May 8, 2013.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
(In thousands)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,495	$4,684
Interest-bearing deposits in other banks	58,867	59,740
Federal funds sold	10	11
Securities available for sale	45,701	48,092
Restricted investments	2,138	2,337
Loans	449,679	451,366
Allowance for loan losses	(6,088)	(6,258)
Net loans	443,591	445,108
Bank premises and equipment, net	14,608	14,763
Accrued interest receivable	1,404	1,283
Other real estate owned, net of allowance	1,406	1,406
Bank-owned life insurance	12,138	12,038
Other assets	12,415	11,925
Total assets	$596,773	$601,387

Liabilities
Deposits:
Noninterest-bearing	$85,225	$89,264
Interest-bearing:
NOW accounts	183,705	191,039
Savings accounts and money market accounts	113,492	108,794
Time deposits	127,182	126,037
Total interest-bearing	424,379	425,870
Total deposits	509,604	515,134

Federal Home Loan Bank advances	28,185	28,200
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	6,651	6,181
Commitments and contingencies	-	-
Total liabilities	548,564	553,639

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2013: 3,713,342 shares including 34,109 non-vested shares: 2012: 3,695,160 shares including 31,423 non-vested shares	11,516	11,467
Retained earnings	38,498	37,993
Accumulated other comprehensive income (loss), net	(1,805)	(1,712)
Total shareholders' equity	48,209	47,748
Total liabilities and shareholders' equity	$596,773	$601,387

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2013 and 2012

(In thousands)	2013	2012
Interest Income
Interest and fees on loans	$5,400	$6,121
Interest and dividends on securities available for sale:
Taxable interest income	195	266
Interest income exempt from federal income taxes	61	61
Dividends	21	22
Interest on deposits in other banks	44	37
Total interest income	5,721	6,507

Interest Expense
Interest on deposits	584	815
Interest on Federal Home Loan Bank advances	245	247
Distribution on capital securities of subsidiary trusts	49	50
Total interest expense	878	1,112

Net interest income	4,843	5,395

Provision for loan losses	167	500

Net interest income after provision for loan losses	4,676	4,895

Other Income
Trust and estate income	338	342
Brokerage income	133	82
Service charges on deposit accounts	584	692
Other service charges, commissions and income	385	366
Gain on sale of securities	-	1
Total other income	1,440	1,483

Other Expenses
Salaries and benefits	2,395	2,703
Occupancy expense of premises	485	472
Furniture and equipment	267	276
Marketing expense	140	165
Legal, audit and consulting expense	305	257
Data processing expense	321	312
Federal Deposit Insurance Corporation expense	136	117
Loss on sale or impairment and expense of other real estate owned, net	1	5
Other operating expenses	791	804
Total other expenses	4,841	5,111

Income before income taxes	1,275	1,267

Income tax expense	313	313

Net Income	$962	$954
(In dollars)
Earnings per Share, basic	$0.26	$0.26

Earnings per Share, assuming dilution	$0.26	$0.26

Dividends per Share	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

For the Three Months Ended March 31, 2013 and 2012

(In thousands)	2013	2012
Net Income	$962	$954
Other comprehensive income, net of tax:
Interest rate swap, net of tax effect of $(17) in 2013 and $81 in 2012	34	(157)
Change in fair value of securities available-for-sale net of tax effect of $65 in 2013 and $29 in 2012	(127)	(56)
Total other comprehensive income (loss), net of tax of $48 in 2013 and $110 in 2012	(93)	(213)
Comprehensive Income	$869	$741

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2013 and 2012

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$11,384	$37,504	$(1,317)	$47,571
Net income		954		954
Other comprehensive income net of tax effect of $110			(213)	(213)
Cash dividends ($.12 per share)		(443)		(443)
Amortization of unearned compensation, restricted stock awards		34		34
Issuance of common stock – non-vested shares (13,074 shares)	41	(41)		-
Issuance of common stock - vested shares (13,477 shares)	42	111		153
Balance, March 31, 2012	$11,467	$38,119	$(1,530)	$48,056

Balance, December 31, 2012	$11,467	37,993	(1,712)	47,748
Net income		962		962
Other comprehensive income net of tax effect of $48			(93)	(93)
Cash dividends ($.12 per share)		(446)		(446)
Amortization of unearned compensation, restricted stock awards		39		39
Issuance of common stock – non-vested shares (9,784 shares)	31	(31)		-
Issuance of common stock - vested shares (5,712 shares)	18	50		68
Tax benefit of restricted stock grant	-	(69)		(69)
Balance, March 31, 2013	$11,516	$38,498	$(1,805)	$48,209

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$962	$954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281	280
Provision for loan losses	167	500
(Gain) loss on interest rate swaps	(9)	-
(Gain) on sale and call of securities	-	(1)
Amortization of security premiums, net	34	6
Amortization of unearned compensation, net of forfeiture	39	34
Tax benefit of vested stock grant	(69)	-
Changes in assets and liabilities:
(Increase) in other assets	(657)	(115)
Increase (decrease) in other liabilities	546	(1,166)
Net cash provided by operating activities	1,294	492

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	7,737	3,947
Purchase of securities available for sale	(5,573)	(12,899)
Purchase of premises and equipment	(126)	(568)
Redemptions (purchases) of restricted securities	199	(14)
Net decrease in loans	1,299	1,248
Proceeds from sale of other real estate owned	-	-
Net cash provided by (used in) investing activities	3,536	(8,286)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(6,675)	(6,571)
Net increase (decrease) in certificates of deposit	1,145	(12,820)
Decrease in FHLB advances	15	-
Cash dividends paid on common stock	(446)	(443)
Issuance of common stock	68	153
Net cash (used in) financing activities	(5,893)	(19,681)

(Decrease) in cash and cash equivalents	(1,063)	(27,475)

Cash and Cash Equivalents
Beginning	64,435	72,160

Ending	$63,372	$44,685

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$867	$1,105

Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) on securities available for sale, net of tax effect	$(127)	$(56)
Unrealized gain (loss) on interest rate swap, net of taxes	$34	$(157)

See accompanying Notes to Consolidated Financial Statements.

Index
FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (“the Company”) and its wholly-owned subsidiaries: The Fauquier Bank (“the Bank”) and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2013 and December 31, 2012 and the results of operations for the three months ended March 31, 2013 and 2012.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

Index

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	March 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$37,051	$669	$(26)	$37,694
Obligations of states and political subdivisions	6,785	547	-	7,332
Corporate bonds	3,826	-	(3,513)	313
Mutual funds	348	14	-	362
	$48,010	$1,230	$(3,539)	$45,701

	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$39,240	$794	$(20)	$40,014
Obligations of states and political subdivisions	6,786	604	-	7,390
Corporate bonds	3,836	-	(3,511)	325
Mutual funds	346	17	-	363
	$50,208	$1,415	$(3,531)	$48,092

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2013
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	11,051	11,088
Due after five years through ten years	11,958	12,588
Due after ten years	24,653	21,663
Equity securities	348	362
	$48,010	$45,701

There were no impairment losses on securities during the quarters ended March 31, 2013 and 2012.

During the three months ended March 31, 2013 and 2012, no securities were sold.  During the three months ended March 31, 2013, four securities were called totaling a fair value of $5.0 million.  During the three months ended March 31, 2012, two securities were called, totaling a fair value of $2.0 million.

Index
Notes to Consolidated Financial Statements

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2013	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$7,508	$(26)	$-	$-	$7,508	$(26)
Corporate bonds	-	-	313	(3,513)	313	(3,513)
Total temporary impaired securities	$7,508	$(26)	$313	$(3,513)	$7,821	$(3,539)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$2,165	$(20)	$-	$-	$2,165	$(20)
Corporate bonds	-	-	325	(3,511)	325	(3,511)
Total temporary impaired securities	$2,165	$(20)	$325	$(3,511)	$2,490	$(3,531)

The nature of securities which were temporarily impaired for a continuous 12 month period or more at March 31, 2013 consisted of four corporate bonds with a cost basis net of other-than-temporary impairment (“OTTI”)  totaling $3.8 million and a temporary loss of approximately $3.5 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody’s Analytics employs a two-step discounted cash-flow valuation process. The first step is to evaluate the financial condition of the individual creditors in order to estimate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions per bond. They have an estimated maturity of 25 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”).  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of March 31, 2013. Three bonds totaling $79,000 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.  One bond totaling $234,000 has been performing for three consecutive quarters, is projected to repay the full outstanding interest and principal, and is now classified as a performing corporate bond investment.

Index
Notes to Consolidated Financial Statements

Additional information regarding each of the pooled trust preferred securities as of March 31, 2013 follows:

(Dollars in thousands)
Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit

$361	$32	65.2%	6.8%	28.0%	broken	Ca	$599	$216
1,600	234	68.3%	15.3%	16.4%	8.6%	Ca	357	902
1,303	28	64.0%	28.2%	7.8%	broken	Ca	697	842
562	19	66.0%	23.0%	11.0%	broken	C	438	358
$3,826	$313						$2,091	$2,318

(1)
A break in yield for a given tranche investment means that defaults and/or deferrals have reached such a level that the specific tranche would not receive all of the contractual principal and interest cash flow by its maturity, resulting in not a temporary shortfall, but an actual loss. This column represents the percentage of additional defaults among the currently performing and deferred collateral that would result in OTTI loss.

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification (“ASC”) 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2012	$2,115
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(24)
Ending balance as of March 31, 2013	$2,091

The carrying value of securities pledged to secure deposits and for other purposes amounted to $42.2 million and $41.5 million at March 31, 2013 and December 31, 2012, respectively.

Index
Notes to Consolidated Financial Statements

Note 3.                      Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Three Months Ended March 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2012	$932	$1,685	$402	$40	$1,691	$1,336	$172	$6,258
Charge-offs	(256)	-	-	(47)	-	(59)	-	(362)
Recoveries	8	-	-	17	-	-	-	25
Provision (recovery)	58	(16)	4	15	(133)	212	27	167
Ending balance at 3/31/2013	$742	$1,669	$406	$25	$1,558	$1,489	$199	$6,088

Ending balances individually evaluated for impairment	$168	$-	$293	$-	$176	$150	$-	$787

Ending balances collectively evaluated for impairment	$574	$1,669	$113	$25	$1,382	$1,339	$199	$5,301

Loans Receivable
Individually evaluated for impairment	$395	$11,000	$4,150	$2	$2,449	$564		$18,560
Collectively evaluated for impairment	24,214	181,589	35,764	12,793	132,944	43,815		431,119
Ending balance at 3/31/2013	$24,609	$192,589	$39,914	$12,795	$135,393	$44,379		$449,679

	As of and for the Year Ended December 31, 2012
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2011	$795	$2,899	$195	$31	$1,584	$698	$526	$6,728
Charge-offs	(526)	(5,004)	-	(117)	(126)	(536)	-	(6,309)
Recoveries	7	9	-	14	2	-	-	32
Provision (recovery)	656	3,781	207	112	231	1,174	(354)	5,807
Ending balance at 12/31/2012	$932	$1,685	$402	$40	$1,691	$1,336	$172	$6,258

Ending balances individually evaluated for impairment	$428	$-	$293	$-	$176	$112	$-	$1,009

Ending balances collectively evaluated for impairment	$504	$1,685	$109	$40	$1,515	$1,224	$172	$5,249

Loans Receivable
Individually evaluated for impairment	$674	$9,612	$4,175	$4	$2,372	$228		$17,065
Collectively evaluated for impairment	26,466	183,393	35,870	9,557	134,218	44,797		434,301
Ending balance at 12/31/2012	$27,140	$193,005	$40,045	$9,561	$136,590	$45,025		$451,366

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

Index
Notes to Consolidated Financial Statements

Credit Quality Indicators

	As of March 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$19,854	$157,400	$35,764	$9,972	$120,213	$42,376	$385,579
Special mention	2,151	17,539	-	2,818	7,030	-	29,538
Substandard	2,424	17,650	4,014	5	7,493	2,001	33,587
Doubtful	180	-	136	-	657	2	975
Loss	-	-	-	-	-	-	-
Total	$24,609	$192,589	$39,914	$12,795	$135,393	$44,379	$449,679

	As of December 31, 2012
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,704	$152,483	$35,871	$9,552	$120,451	$40,189	$380,250
Special mention	2,635	21,455	-	-	9,016	2,878	35,984
Substandard	2,391	19,067	4,038	9	6,456	1,958	33,919
Doubtful	410	-	136	-	667	-	1,213
Loss	-	-	-	-	-	-	-
Total	$27,140	$193,005	$40,045	$9,561	$136,590	$45,025	$451,366

Age Analysis of Past Due Loans Receivable

	As of March 31, 2013
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$349	$49	$154	$552	$24,057	$24,609	$-	$395
Commercial real estate	356	-	7,096	7,452	185,137	192,589	-	7,265
Construction and land	808	-	136	944	38,970	39,914	-	136
Consumer	1,786	2,371	-	4,157	8,638	12,795	-	2
Residential real estate	999	1,474	1,282	3,755	131,638	135,393	-	2,006
Home equity line of credit	760	267	564	1,591	42,788	44,379	-	564
Total	$5,058	$4,161	$9,232	$18,451	$431,228	$449,679	$-	$10,368

	As of December 31, 2012
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$92	$52	$41	$185	$26,955	$27,140	$-	$643
Commercial real estate	-	-	7,712	7,712	185,293	193,005	-	7,712
Construction and land	508	250	136	894	39,151	40,045	-	136
Consumer	39	10	5	54	9,507	9,561	1	4
Residential real estate	2,397	397	1,474	4,268	132,322	136,590	-	1,927
Home equity line of credit	1,424	-	311	1,735	43,290	45,025	131	228
Total	$4,460	$709	$9,679	$14,848	$436,518	$451,366	$132	$10,650

Index
Notes to Consolidated Financial Statements

Impaired Loans Receivable

	March 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$92	$92	$-	$100	$-
Commercial real estate	11,000	13,912	-	11,225	46
Construction and land	3,689	3,689	-	3,702	35
Residential real estate	1,792	1,792	-	1,821	4
Home equity line of credit	-	-	-	-	-
Consumer	2	2	-	3	-

With an allowance recorded:
Commercial and industrial	303	303	168	304	-
Commercial real estate	-	-	-	-	-
Construction and land	463	463	293	463	5
Residential real estate	657	657	176	662	-
Home equity line of credit	564	564	150	564	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	395	395	168	404	-
Commercial real estate	11,000	13,912	-	11,225	46
Construction and land	4,152	4,152	293	4,165	40
Residential real estate	2,449	2,449	176	2,483	4
Home equity line of credit	564	564	150	564	-
Consumer	2	2	-	3	-
Total	$18,562	$21,474	$787	$18,844	$90

	December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$109	$109	$-	$136	$2
Commercial real estate	9,612	12,523	-	11,613	650
Construction and land	3,711	3,711	-	4,134	200
Residential real estate	1,705	1,705	-	1,734	39
Home equity line of credit	47	47	-	47	1
Consumer	4	4	-	5	-
With an allowance recorded:
Commercial and industrial	565	565	428	575	5
Commercial real estate	-	-	-	-	-
Construction and land	464	464	293	594	21
Residential real estate	667	667	176	692	-
Home equity line of credit	181	181	112	180	3
Consumer	-	-	-	-	-
Total:
Commercial and industrial	674	674	428	711	7
Commercial real estate	9,612	12,523	-	11,613	650
Construction and land	4,175	4,175	293	4,728	221
Residential real estate	2,372	2,372	176	2,426	39
Home equity line of credit	228	228	112	227	4
Consumer	4	4	-	5	-
Total	$17,065	$19,976	$1,009	$19,710	$921

Index
Notes to Consolidated Financial Statements

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

At March 31, 2013, there were $8.9 million of commercial loans classified as substandard which were deemed not to be impaired.  Impaired loans totaled $18.6 million at March 31, 2013, representing an increase of $1.5 million from December 31, 2012. The increase was due primarily to the addition of one loan which was classified as impaired because it was restructured.  It is performing in accordance with the modified terms.  Approximately $18.2 million of loans classified as impaired at March 31, 2013 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	2	2,010	2,010	-	-	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	1	$237	$237	-	$-	$-
Commercial real estate	-	-	-	-	-	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

During the quarter ended March 31, 2013, there were two loans totaling $2.0 million that were identified as Troubled Debt Restructurings (“TDRs”), and one previously identified TDR, totaling $237,000, that defaulted.  At the end of the quarter, ten TDRs, totaling $8.4 million, were in the portfolio.  Seven of the loans, totaling $7.4 million, were on accrual status and performing in accordance with the modified terms. The remaining three loans, representing two borrowers and totaling $1.0 million, remained in nonaccrual status due to irregular payments, although none were ninety days or more past due.  Appropriate specific reserves had been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

Index
Notes to Consolidated Financial Statements

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Non-accrual loans	$10,368	$10,650	$4,846
Other real estate owned	1,406	1,406	1,776
Non-performing corporate bond investments, at fair value	79	325	276
Total non-performing assets	11,853	12,381	6,898
Restructured loans still accruing	7,384	5,556	-
Loans past due 90 or more days and still accruing	-	132	86
Total non-performing and other risk assets	$19,237	$18,069	$6,984

Allowance for loan losses to total loans	1.35%	1.39%	1.50%
Non-accrual loans to total loans	2.31%	2.36%	1.06%
Allowance for loan losses to non-accrual loans	58.72%	58.76%	141.91%
Total non-accrual loans and restructured loans still accruing to total loans	3.95%	3.59%	1.06%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	34.29%	38.62%	141.91%
Total non-performing assets to total assets	1.99%	2.06%	1.16%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Index
Notes to Consolidated Financial Statements

Note 4.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (“Trust II”). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at March 31, 2013 and December 31, 2012 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 5.	Derivative Instruments and Hedging Activities

Accounting principles generally accepted in the United States (“U.S. GAAP”) requires that all derivatives be recognized in the Consolidated Financial Statements at their fair values.  On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities, as a cash-flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings.  The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income.  For a derivative treated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in interest income.  The Company uses interest rate swaps to reduce interest rate risks and to manage net interest income.

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

Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income.  These interest rate swap agreements include both cash flow and fair value hedge derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020.  Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70% repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $29,000 and $27,000 for the quarters ended March 31, 2013 and 2012, respectively.  The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2022.  The Company receives interest monthly at the rate equivalent to one month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates.   The interest expense on the interest rate swaps was $27,000 and $23,000 for the quarters ended March 31, 2013 and 2012, respectively and is recorded in loan interest income.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Index
Notes to Consolidated Financial Statements

The effects of derivative instruments on the Consolidated Financial Statements for March 31, 2013 and December 31, 2012 are as follows:

(In thousands)	March 31, 2013
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(495)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,193	(123)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	2,068	(118)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	1,044	6	Other Assets	9/26/2022

		March 31, 2013
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$34	Not applicable	$-

(In thousands)	March 31, 2013
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$9

(In thousands)	December 31, 2012
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(547)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,204	(148)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	2,078	(141)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	1,050	(5)	Other Liabilities	9/26/2022

	December 31, 2012
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(157)	Not applicable	$-

(In thousands)	December 31, 2012
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(51)

Index
Notes to Consolidated Financial Statements

Note 6.                 Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 30, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,703,039	$0.26	3,680,230	$0.26
Effect of dilutive securities, stock-based awards	12,546		11,614
	3,715,585	$0.26	3,691,844	$0.26

Note 7.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s common stock.  The effective date of the Plan is March 19, 2009, the date the Company’s Board approved the Plan, and it has a termination date of December 31, 2019.  The Company’s Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant stock options during the three months ended March 31, 2013 and at March 31, 2012, there were no options outstanding.

Restricted Shares

The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded.  The restricted shares issued to certain officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Compensation expense for these shares is accrued over the three year period.  During the quarter ended March 31, 2010, the restricted shares previously issued to non-employee directors were no longer subject to a vesting period, and the previously deferred compensation expense on these shares was fully recognized during 2010.  In 2012 and 2011, compensation expense for the non-employee director shares was recognized at the date the shares were granted.

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the above-described incentive plans: 12,470 shares and 11,925 shares of unvested restricted stock to executive officers, and 5,712 shares and 5,632 shares of vested restricted stock to non-employee directors on February 21, 2013 and February 16, 2012, respectively.  Compensation expense for these non-vested shares amounted to $39,000 and $34,000, net of forfeiture, for the three months ended March 31, 2013 and 2012, respectively.  The restricted shares issued to non-employee directors are no longer subject to a vesting period. Beginning in 2011, compensation expense for the non-employee director shares is recognized at the date the shares are granted.  During each of the quarters ended March 31, 2013 and 2012, compensation expense for non-employee director shares was $68,000.  As of March 31, 2013, there was $267,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of three years.

Index
Notes to Consolidated Financial Statements

A summary of the status of the Company’s non-vested restricted shares granted under the above-described plans is presented below:

	Three Months Ended March 31, 2013
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2013	31,423	$13.30

Granted	18,182	11.91
Vested	(15,496)	13.09
Forfeited	-
Non-vested at March 31, 2013	34,109	12.65

The Company granted performance-based stock rights relating to 12,470 and 11,925 shares to certain officers on February 21, 2013, and February 16, 2012, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.   Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  The compensation expense for performance-based stock rights totaled $27,000 and $48,000 for the three months ended March 31, 2013 and 2012, respectively.

As of December 31, 2012, there was $389,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of three years dependent upon management reaching predetermined goals.  During the quarter ended March 31, 2013, goals for rights granted in 2010 were not attained and 9,784 shares were forfeited, reducing the unearned compensation by $117,000.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	Three Months Ended March 31, 2013
	Performance Based Stock Rights	Weighted Average Fair Value

Non-vested at January 1, 2013	31,423	$13.30

Granted	12,470	11.91
Vested	-
Forfeited	(9,784)	12.44
Non-vested at March 31, 2013	34,109	12.65

Index
Notes to Consolidated Financial Statements

Note 8.	Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code (“Code”) Section 401(k) covering employees who have completed 3 months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company’s 401(k) expenses for the quarters ended March 31, 2013 and 2012 were $161,000 and $171,000, respectively.

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

The Company has a nonqualified deferred compensation plan for a former key employee’s retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $8,322 for the quarters ended March 31, 2013 and 2012.

Concurrent with the establishment of the Deferred Compensation Plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the Deferred Compensation Plan.  The Company has recorded other assets of $1.2 million representing cash surrender value of these policies at both March 31, 2013 and December 31, 2012.

Index
Notes to Consolidated Financial Statements

Note 9.	Fair Value Measurement

The Company followsASC 820 “Fair Value Measurement and Disclosures” to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2).  If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any market activity then the security would fall to the lowest level of the hierarchy (Level 3).  The Company's investment portfolio is primarily valued using fair value measurements that are considered to be Level 2.  The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities based on market data.  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.  The carrying value of restricted Federal Reserve Bank of Richmond, Community Bankers Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock approximates fair value based on the redemption provisions of each entity and are therefore excluded from the following table.

Interest rate swaps: Interest rate swaps are recorded at fair value on a recurring basis.  The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities.  The Company has contracted with a third party to provide valuations for interest rate swaps using standard valuation techniques and therefore classifies such valuation as Level 2.  The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

Index
Notes to Consolidated Financial Statements

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2013:
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$37,694	$-	$37,694	$-
Obligations of states and political subdivisions	7,332	-	7,332	-
Corporate bonds	313	-	-	313
Mutual funds	362	362	-	-
Total available-for sale securities	45,701	362	45,026	313

Interest rate swaps	6	-	6	-
Total assets at fair value	$45,707	$362	$45,707	$313

Liabilities at March 31, 2013:
Interest rate swaps	$736	$-	$736	$-
Total liabilities at fair value	$736	$-	$736	$-

Assets at December 31, 2012:
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$40,014	$-	$40,014	$-
Obligations of states and political subdivisions	7,390	-	7,390	-
Corporate bonds	325	-	-	325
Mutual funds	363	363	-	-
Total available-for sale securities	48,092	363	47.404	325

Interest rate swaps	-	-	-	-
Total assets at fair value	$48,092	$363	$47,404	$325

Liabilities at December 31, 2012:
Interest rate swaps	$841	$-	$841	$-
Total liabilities at fair value	$841	$-	$841	$-

Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the three months ended March 31, 2013 and year ended December 31, 2012 were as follows:

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2013	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance March 31, 2013
Available-for-sale securities	$325	$-	$(12)	$-	$313

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2012	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2012
Available-for-sale securities	$335	$-	$(10)	$-	$325

Certain assets are measured at fair value on a nonrecurring basis in accordance with U. S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Index
Notes to Consolidated Financial Statements

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At March 31, 2013, the Company’s Level 3 loans for which a reserve has been taken, consisted of two loans totaling $303,000 secured by business assets and inventory with a reserve of $168,000, and one loan totaling $327,000 secured by real estate with a reserve of $203,000.

Other Real Estate Owned (“OREO”):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1,406,000 at both March 31, 2013 and December 31, 2012.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at March 31, 2013
	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$1,200	$-	$941	$259
Other real estate owned, net	1,406	-	1,406	-

	Carrying Value at December 31, 2012
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$868	$-	$491	$377
Other real estate owned, net	1,406	-	1,406	-

Index
Notes to Consolidated Financial Statements

The following table displays quantitative information about Level 3 Fair Value Meaurements at March 31, 2013.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Corporate securities available for sale	$313	Discounted cash flow	Discount based on prepayment rate, probability of default and loss severity	30%
Impaired Loans:
Commercial and industrial loans	135	Appraised values	*	54%
Commercial real estate loans	-	Appraised values	*	-
Construction and land loans	124	Appraised values	*	23%
Residential real estate loans	-	Appraised values	*	-
Total Impaired Loans	259
Total	$572

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

The fair values of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At March 31, 2013 and December 31, 2012, the fair values of loan commitments and standby letters of credit were deemed immaterial.

Index
Notes to Consolidated Financial Statements

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at March 31, 2013
(In thousands)	Carrying Value as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of March 31, 2013
Assets
Cash and short-term investments	$63,372	$60,873	$2,525	$-	$63,398
Securities available for sale	45,701	362	45,026	313	45,701
Restricted investments	2,138	-	2,138	-	2,138
Net Loans	443,591	-	445,283	259	445,542
Accrued interest receivable	1,404	-	1,404	-	1,404
Interest rate swaps	6	-	6	-	6
BOLI	12,138	-	12,138	-	12,138
Total Financial Assets	$568,350	$61,235	$508,520	$572	$570,327

Liabilities
Deposits	$509,604	$-	$512,147	$-	$512,147
Borrowings	28,185	-	28,628	-	28,628
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	323	-	323	-	323
Interest rate swaps	736	-	736	-	736
Total Financial Liabilities	$542,972	$-	$545,951	$-	$545,951

	Fair Value Measurements at December 31, 2012
(In thousands)	Carrying Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
Assets
Cash and short-term investments	$64,435	$61,935	$2,530	$-	$64,465
Securities available for sale	48,092	363	47,404	325	48,092
Restricted investments	2,337	-	2,337	-	2,337
Net Loans	445,108	-	443,045	377	443,422
Accrued interest receivable	1,283	-	1,283	-	1,283
Interest rate swaps	-	-	-	-	-
BOLI	12,038	-	12,038	-	12,038
Total Financial Assets	$573,293	$62,298	$508,637	$702	$571,637

Liabilities
Deposits	$515,134	$-	$517,811	$-	$517,811
Borrowings	28,200	-	28,877	-	28,877
Company obligated mandatorily redeemable capital securities	4,124	-	5,258	-	5,258
Accrued interest payable	312	-	312	-	312
Interest rate swaps	841	-	841	-	841
Total Financial Liabilities	$548,611	$-	$553,099	$-	$553,099

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

Notes to Consolidated Financial Statements

Note 10.     Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Supplemental Executive Retirement Plans	Total
Balance December 31, 2012	$(361)	$(1,398)	$47	$(1,712)
Other comprehensive income (loss) before reclassifications	34	(127)	-	(93)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	34	(127)	-	(93)
Balance March 31, 2013	$(327)	$(1,525)	$47	$(1,805)

Balance December 31, 2011	$(180)	$(1,376)	$239	$(1,318)
Other comprehensive income (loss) before reclassifications	(157)	(56)	-	(213)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	(157)	(56)	-	(213)
Balance March 31, 2012	$(337)	$(1,432)	$239	$(1,530)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

There were no reclassification adjustments out of other comprehensive income in the quarters ended March 31, 2013 and 2012.

Note 11.	Subsequent Events

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (“the Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,713,342 shares of common stock, par value $3.13 per share, held by approximately 392 holders of record on March 31, 2013.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. An eleventh branch office is currently projected to open in Gainesville, Virginia during 2013. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

As of March 31, 2013, the Company had total consolidated assets of $596.8 million, total loans net of allowance for loan losses of $443.6 million, total consolidated deposits of $509.6 million, and total consolidated shareholders’ equity of $48.2 million.

Index
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

Net income of $962,000 for the first quarter of 2013 was a 0.8% increase from the net income for the first quarter of 2012 of $954,000.   Loans, net of reserve, totaling $443.6 million at March 31, 2013, decreased 0.3% when compared with December 31, 2012, and decreased 1.5% when compared with March 31, 2012.  Deposits, totaling $509.6 million at March 31, 2013, decreased 1.1% compared with December 31, 2012, and decreased 0.3% when compared with March 31, 2012.  Assets under WMS management, totaling $348.0 million in market value at March 31, 2013, increased 13.3% from March 31, 2012.

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

The Bank’s non-performing assets totaled $11.9 million or 1.99% of total assets at March 31, 2013, as compared with $12.4 million or 2.06% of total assets at December 31, 2012, and $6.9 million or 1.16% of total assets at March 31, 2012. Nonaccrual loans totaled $10.4 million or 2.31% of total loans at March 31, 2013 compared with $10.7 million or 2.36% of total loans at December 31, 2012, and $4.8 million or 1.06% of total loans at March 31, 2012. The provision for loan losses was $167,000 for the first three months of 2013 compared with $500,000 for the first three months of 2012. The $333,000 decrease in the provision for loan losses was primarily due to reduction in nonperforming loans since December 31, 2012. Loan charge-offs, net of recoveries, totaled $337,000 or 0.07% of total average loans for the first three months of 2013. During the first three month period of 2012, there were net charge-offs of $351,000 or 0.08% of total average loans. Total allowance for loan losses was $6.1 million or 1.35% of total loans at March 31, 2013 compared with $6.3 million or 1.39% of loans at December 31, 2012 and $6.9 million or 1.50% of loans at March 31, 2012.

Index

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2013 and MARCH 31, 2012

NET INCOME
Net income of $962,000 for the first quarter of 2013 was a 0.8% increase from the net income for the first quarter of 2012 of $954,000.   Earnings per share on a fully diluted basis were $0.26 for the first quarter of 2013 compared with $0.26 for the first quarter of 2012. Profitability as measured by return on average assets increased from 0.64% in the first quarter of 2012 to 0.66% for the same period in 2013. Profitability as measured by return on average equity increased from 7.97% to 8.12% over the same respective quarters in 2012 and 2013. The increase in net income was primarily due to the $333,000 and $269,000 reductions in the provision for loan losses and total other expenses, respectively, in the first quarter of 2013 compared with the first quarter of 2012, substantially offset by the $552,000 decrease in net interest income over the same periods.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $552,000 or 10.2% to $4.84 million for the quarter ended March 31, 2013 from $5.40 million for the quarter ended March 31, 2012.  The decrease in net interest income was due primarily to the decline in loan and security balances, increase in nonaccrual loans and reduced yields on earning assets. This was partially offset by reduced rates on deposits over the same period.  The Company’s net interest margin decreased from 3.89% in the first quarter of 2012 to 3.59% in the first quarter of 2013.

Total interest income decreased $786,000 or 12.1% to $5.72 million for the first quarter of 2013 from $6.51 million for the first quarter of 2012. This decrease was primarily due to a 45 basis point decline in the yield on earning assets and reduced loan balances from first quarter 2012 to first quarter 2013.

The tax-equivalent average yield on loans was 4.90% for the first quarter of 2013, down from 5.42% in the first quarter of 2012. Average loan balances decreased $6.3 million or 1.4% from $456.6 million during the first quarter of 2012 to $450.4 million during the first quarter of 2013. The decrease in balances and yield resulted in a $721,000 or 11.8% decline in interest and fee income from loans for the first quarter of 2013 compared with the same period in 2012. On a tax equivalent basis, the decrease was $731,000 or 11.8%.

Average investment security balances decreased $6.6 million from $56.0 million in the first quarter of 2012 to $49.4 million in the first quarter of 2013. The tax-equivalent average yield on investments decreased from 2.72% for the first quarter of 2012 to 2.50% for the first quarter of 2013.  Interest and dividend income on security investments decreased $72,000 or 20.6%, from $349,000 for the first quarter of 2012 to $277,000 for the first quarter of 2013.  Interest income on deposits in other banks increased $7,000 from first quarter 2012 to first quarter 2013 resulting from higher earning balances at the Federal Reserve.

Total interest expense decreased $234,000 or 21.0% from $1.11 million for the first quarter of 2012 to $878,000 for the first quarter of 2013 primarily due to the decline in interest paid on time deposits.

Interest paid on deposits decreased $231,000 or 28.3% from $815,000 for the first quarter of 2012 to $584,000 for the first quarter of 2013.   Average balances on time deposits declined $29.6 million or 18.9% from $156.6 million to $127.0 million while the average rate decreased from 1.60% to 1.39% in the first quarter of 2012 to the first quarter of 2013, resulting in $192,000 less interest expense.  Average money market accounts decreased $2.5 million or 5.4% from the first quarter of 2012 to the first quarter of 2013 while the rate declined from 0.23% to 0.18%, resulting in $7,000 less interest expense.  Average savings account balances increased $3.1 million from the first quarter of 2012 to the first quarter of 2013, while their average rate was 0.16% for both quarters, resulting in an increase of $1,000 of interest expense for the first quarter of 2013.  Average NOW deposit balances increased $8.2 million from the first quarter of 2012 to the first quarter of 2013, while the average rate decreased from 0.31% to 0.23%, resulting in a decrease of $32,000 in NOW interest expense for the first quarter of 2013.

From the first quarter of 2012 to the first quarter of 2013, interest expense on FHLB of Atlanta advances decreased $2,000. Interest expense on capital securities decreased from the first quarter of 2012 to the first quarter of 2013 from $50,000 to $49,000.

The average rate on total interest-bearing liabilities decreased from 0.95% in the first quarter of 2012 to 0.78% for the first quarter of 2013.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$432,054	$5,325	5.00%	$442,503	$6,024	5.46%
Tax-exempt (1)	7,290	114	6.35%	9,099	146	6.44%
Nonaccrual (2)	11,033	-		5,046	-
Total Loans	450,377	5,439	4.90%	456,648	6,170	5.42%

Securities
Taxable	42,517	216	2.03%	49,090	288	2.34%
Tax-exempt (1)	6,852	93	5.44%	6,896	93	5.41%
Total securities	49,369	309	2.50%	55,986	381	2.72%

Deposits in banks	54,146	44	0.33%	51,354	37	0.29%
Federal funds sold	11	-	0.16%	8	-	0.22%
Total earning assets	553,903	$5,792	4.24%	563,996	$6,588	4.69%

Less: Reserve for loan losses	(6,446)			(6,891)
Cash and due from banks	5,057			4,958
Bank premises and equipment, net	14,712			14,991
Other real estate owned	1,406			1,776
Other assets	25,518			23,530
Total Assets	$594,150			$602,360

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$85,213			$75,625

Interest-bearing deposits
NOW accounts	183,557	$105	0.23%	175,315	$137	0.31%
Money market accounts	43,795	19	0.18%	46,275	26	0.23%
Savings accounts	67,608	26	0.16%	64,517	25	0.16%
Time deposits	126,980	434	1.39%	156,561	626	1.60%
Total interest-bearing deposits	421,940	584	0.56%	442,668	814	0.74%

Federal funds purchased	3	-	0.55%	8	-	0.76%
Federal Home Loan Bank advances	28,193	245	3.53%	25,000	247	3.96%
Capital securities of subsidiary trust	4,124	49	4.83%	4,124	50	4.86%
Total interest-bearing liabilities	454,260	878	0.78%	471,800	1,111	0.95%

Other liabilities	6,651			6,903
Shareholders' equity	48,026			48,032
Total Liabilities & Shareholders' Equity	$594,150			$602,360

Net interest spread		$4,914	3.46%		$5,477	3.74%

Interest expense as a percent of average earning assets			0.64%			0.80%
Net interest margin			3.59%			3.89%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
(2) Nonaccrual loans are included in the average balance of total loans and total earning assets.

Index

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

Rate / Volume Variance

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(699)	$(142)	$(557)
Loans; tax-exempt (1)	(32)	(29)	(3)
Securities; taxable	(72)	(38)	(34)
Securities; tax-exempt (1)	-	(1)	1
Deposits in banks	7	2	5
Federal funds sold	-	-	-
Total Interest Income	(796)	(208)	(588)

Interest Expense
NOW accounts	(32)	6	(38)
Money market accounts	(7)	(1)	(6)
Savings accounts	1	1	-
Time deposits	(192)	(118)	(74)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(2)	32	(34)
Capital securities of subsidiary trust	(1)	-	(1)
Total Interest Expense	(233)	(80)	(153)
Net Interest Income	$(563)	$(128)	$(435)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $167,000 for the first quarter of 2013 compared with $500,000 for the first quarter of 2012. The amount of the provision for loan loss was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

OTHER INCOME
Total other income decreased by $42,000 from $1.48 million for the first quarter of 2012 to $1.44 million in the first quarter of 2013. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The decrease was primarily due to a $108,000 decrease in service charges on deposit accounts during the first quarter of 2013 compared with the first quarter of 2012, partially offset by a $51,000 increase in brokerage fees over the same time period.

Trust and estate income decreased $4,000 or 1.2% from the first quarter of 2012 to the first quarter of 2013 primarily due to a $30,000 decrease in estate settlement revenue, mostly offset by increased revenues on larger managed account balances resulting from the increase in the various equity markets.

Brokerage service revenues increased $51,000 or 62.2% from the first quarter of 2012 to the first quarter of 2013 due to higher volumes of products sold as well as those which generate higher commissions.

Service charges on deposit accounts decreased $108,000 or 15.6% to $584,000 for the first quarter of 2013 compared to one year earlier.  The change is primarily due to changes in the processing of overdrafts, including waiving all charges on low dollar overdrafts, as well as a change in overdraft activities by customers.

Other service charges, commissions and fees increased $19,000 or 5.2% from $366,000 in first quarter of 2012 to $385,000 in the first quarter of 2013. Included in other service charges, commissions, and income is debit card interchange income which totaled $243,000 and $244,000 for the first quarters of 2013 and 2012, respectively. Also included is Bank Owned Life Insurance (“BOLI”) income, which was $100,000 during the first quarter of 2013, compared with $104,000 one year earlier.  Total BOLI was $12.1 million in cash value at March 31, 2013, compared with $11.7 million one year earlier.

OTHER EXPENSE
Total other expense decreased $269,000 or 5.3% during the first quarter of 2013 compared with the first quarter of 2012, primarily due to the reductions in salary and benefit expense.

Salaries and employees’ benefits decreased $308,000 or 11.4% from first quarter 2012 to first quarter 2013.  The decrease is primarily due to the $192,000 reduction of accrued incentive compensation expense for the first quarter of 2013 compared with the first quarter of 2012.  The incentive compensation was reduced based on the likelihood that the Company would only partially reach the necessary predetermined profitability goals.  In addition, active full-time equivalent employees were reduced from 157.5 as of March 31, 2012 to 141.4 as of March 31, 2013.  At March 31, 2013, the Company had approximately eight full-time equivalent positions to be filled.

Occupancy expense increased $13,000 or 2.8%, while furniture and equipment expense decreased $9,000 or 3.3%, from first quarter 2012 to first quarter 2013.

Marketing expense decreased $25,000 or 15.2% from the first quarter of 2012 to $140,000 for the first quarter of 2013. The decrease in marketing expense is primarily related to a reduction in expenses for promotional items.

Legal, accounting and consulting expense increased $48,000 or 18.7% from the first quarter of 2012 to $305,000 for the first quarter of 2013 due to legal expenses associated with the management and disposition of problem hospitality loans.

Data processing expense increased $9,000 or 2.9% for the first quarter of 2013 compared with the same time period in 2012 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

FDIC deposit insurance expense increased 16.2% from $117,000 for the first quarter of 2012 to $136,000 for the first quarter of 2013 due to changes in the factors used to calculate FDIC expense.

Other operating expenses decreased $12,000 or 1.5% in the first quarter of 2013 compared with the first quarter of 2012.  The decrease was primarily due to decreased expenses related to shareholder communications.

INCOME TAXES
Income tax expense was $313,000 for both the quarter ended March 31, 2013 and the quarter ended March 31, 2012. The effective tax rate was 24.5% and 24.7% for the first quarter of 2013 and 2012, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank’s investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2013 and DECEMBER 31, 2012
Total assets were $596.8 million at March 31, 2013 compared with $601.4 million at December 31, 2012, a decrease of 0.8% or $4.6 million. Balance sheet categories reflecting significant changes included securities and deposits. Each of these categories is discussed below.

INVESTMENT SECURITIES.  Total investment securities were $45.7 million at March 31, 2013, reflecting a decrease of $2.4 million from $48.1 million at December 31, 2012.  The decrease is due to exercise of call provisions on government backed mortgage pools.

DEPOSITS. For the three months ended March 31, 2013, total deposits decreased by $5.5 million or 1.1% when compared with total deposits at December 31, 2012. Non-interest-bearing deposits decreased by $4.0 million and interest-bearing deposits decreased by $1.5 million. Included in interest-bearing deposits at March 31, 2013 and December 31, 2012 were $26.1 million and $26.0 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $26.1 million in brokered deposits, $21.8 million represent deposits of Bank customers, exchanged through the CDARS’ network.  With the CDARS’ program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The decrease in the Bank’s non-interest-bearing deposits and interest-bearing deposits during the first three months of 2013 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank’s funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2013 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

In accordance with ASC 855-10/SFAS 165 and discussed in Note 23: “Subsequent Events” in the Company’s 2012 Annual Report on Form 10-K, two events subsequent to December 31, 2012 were recognized with respect to the audited financial statements for the year ended December 31, 2012. These events occurred subsequent to the Company's February 4, 2013 press release with respect to unaudited financial statements and fourth quarter 2012 earnings. The first event on March 14, 2013:  the Company's Board of Directors approved a settlement on a large nonperforming commercial real estate/hospitality loan based on an updated appraisal received concurrently with a proposed settlement offer. This resulted in a $607,000 addition to the provision for loan loss and an additional charge-off of $1.0 million on the loan and a remaining loan balance of $4.0 million. During the quarter ended March 31, 2013, this loan was paid down by an additional $440,000, with the remaining balance of $3.56 million to be repaid during the quarter ending June 30, 2013. The second event occurring during March 2013: the Company received an updated appraisal on an other real estate owned (“OREO”) property which resulted in a $370,000 addition to the reserve for OREO loss.

Non-performing assets totaled $11.9 million or 1.99% of total assets at March 31, 2013, compared with $12.4 million or 2.06% of total assets at December 31, 2012, and $6.9 million or 1.16% of total assets at March 31, 2012. Included in non-performing assets at March 31, 2013 were $79,000 of non-performing pooled trust preferred bonds at market value, $1.4 million of OREO and $10.4 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 2.31% at March 31, 2013, as compared with 2.36% and 1.06% at December 31, 2012 and March 31, 2012, respectfully.

There were no loans that were past due 90 days or more and still accruing interest at March 31, 2013, compared with $132,000 on December 31, 2012 and $86,000 at March 31, 2012.  During the quarter ended March 31, 2013, there were two loans totaling $2.0 million that were identified as Troubled Debt Restructurings (“TDRs”), and one previously identified TDR, totaling $237,000, that defaulted.  At the end of the quarter, ten TDRs, totaling $8.4 million, were in the portfolio.  Seven of the loans, totaling $7.4 million, were on accrual status and performing in accordance with the modified terms. The remaining three loans, representing two borrowers and totaling $1.0 million, remained in nonaccrual status due to irregular payments, although none were greater than ninety days past due.

For additional information regarding non-performing assets and potential loan problems, see “Loans and Allowance for Loan Losses” in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At March 31, 2013, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total gross loans. The largest industry concentration at March 31, 2013 was approximately $15.8 million or 3.52% of loans to the hospitality industry (hotels, motels, inns, etc.) The deterioration of credit quality among hospitality loan relationships was the primary cause of the increases in non-performing loans, loan charge-offs and the provision for loan losses during 2012, as well as the level of non-performing loans at March 31, 2013.

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

Hospitality Loans

(Dollars in thousands)	Outstanding Balance	Number of Loan Relationships	Reserve Allocation	U.S. Government Guarantee
At December 31, 2012:
Pass	$8,885	3	$65	$-
Special mention	-	-	-	-
Substandard	7,230	2	-	2,358
Doubtful	-	-	-	-
Loss	-	-	-	-
Total hospitality loans	$16,115	5	$65	$2,358

At March 31, 2013:
Pass	$9,021	3	$95	$-
Special mention	-	-	-	-
Substandard	6,789	2	-	2,358
Doubtful	-	-	-	-
Loss	-	-	-	-
Total hospitality loans	$15,810	5	$95	$2,358

At December 31, 2012:
Not impaired	$8,885	3	$65	$-
Impaired	7,230	2	-	2,358
Total hospitality loans	$16,115	5	$65	$2,358

At March 31, 2013:
Not impaired	$9,021	3	$95	$-
Impaired	6,789	2	-	2,358
Total hospitality loans	$15,810	5	$95	$2,358

At December 31, 2012:
Performing	$8,885	3	$65	$-
Non-performing	7,230	2	-	2,358
Total hospitality loans	$16,115	5	$65	$2,358

At March 31, 2013:
Performing	$9,021	3	$95	$-
Non-performing	6,789	2	-	2,358
Total hospitality loans	$15,810	5	$95	$2,358

Hospitality Loan Activity

(In thousands)	Outstanding Balance	Number of Loan Relationships	Reserve Allocation	U.S. Government Guarantees

Balance at December 31, 2012:	$16,115	5	$65	$2,358
Disbursements	204	-	-	-
Amortization/prepayments on performing	(69)	-	-	-
Amortization/prepayments on non-performing	(440)	-	-	-
Charge-offs	-	-	-	-
Provision for loan losses	-	-	30	-
Balance at March 31, 2013	$15,810	5	$95	$2,358

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of March 31, 2013, construction and land loans were $30.7 million or 54.0% of the concentration limit. Commercial investor real estate loans, including construction and land loans, were $134.9 million or 237.3% of the concentration guideline.

CONTRACTUAL OBLIGATIONS
As of March 31, 2013, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2013, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of March 31, 2013, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At March 31, 2013 and December 31, 2012, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Risk Based Capital Ratios

	March 31, 2013	December 31, 2012
(Dollars in thousands)
Tier 1 Capital:
Shareholders' Equity	$48,209	$47,748

Plus: Unrealized loss on securities available for sale, net	1,524	1,397
Less: Unrealized loss on equity securities, net	-	-
Plus: Accumulated net loss on hedges	281	315
Plus: Company-obligated madatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	54,014	53,460

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,443	5,493

Total Capital:	59,457	58,952

Risk Weighted Assets:	$434,809	$438,705

Regulatory Capital Ratios:
Leverage Ratio	9.09%	9.12%
Tier 1 to Risk Weighted Assets	12.42%	12.19%
Total Capital to Risk Weighted Assets	13.67%	13.44%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity totaled $48.2 million at March 31, 2013 compared with $47.7 million at December 31, 2012 and $48.1 million at March 31, 2012. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.  On January 17, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 110,855 shares (3% of common stock outstanding on January 1, 2013) beginning January 1, 2013 and continuing until the next Board reset.  No shares were repurchased during the three month period ended March 31, 2013. Accumulated other comprehensive income/loss increased to an unrealized loss net of tax benefit of $1.8 million at March 31, 2013 compared with $1.7 million at December 31, 2012 and $1.5 million at March 31, 2012.

As discussed in “Company-Obligated Mandatorily Redeemable Capital Securities” in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under “Capital,” banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of March 31, 2013, the appropriate regulatory authorities have categorized the Company and the Bank as “well capitalized.”

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $63.4 million at March 31, 2013 compared with $64.4 million at December 31, 2012. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $2.8 million was unpledged and readily salable at March 31, 2013. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $119.9 million at March 31, 2013 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $69.2 million. At March 31, 2013, $28.2 million of the FHLB of Atlanta line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2013 and December 31, 2012. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$69,150	$-	$69,150	$69,692	$-	$69,692
Federal Home Loan Bank advances	119,891	28,185	91,706	118,636	28,200	90,436
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			25,347			39,044
Securities, available for sale and unpledged at fair value			2,812			5,917
Total short-term funding sources			$189,015			$205,089

Uses:
Unfunded loan commitments and lending lines of credit			$69,419			$61,615
Letters of credit			4,720			4,001
Total potential short-term funding uses			$74,139			$65,616

Ratio of short-term funding sources to potential short-term funding uses			254.9%			312.6%

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 110,855 shares (3% of common stock outstanding on January 1, 2013) beginning January 1, 2013 and continuing until the next Board reset.  No shares were repurchased during the three month period ended March 31, 2013.

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

101.00*
The following materials from the Company’s Form 10-Q Report for the quarterly period ended March 31, 2013, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income (4) Consolidated Statement of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  May 15, 2013

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: May 15, 2013