Form 10-Q
period 2013-06-30
FAUQUIER BANKSHARES, INC.
filed 2013-08-14
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

x	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

o	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐ No ☒

The registrant had 3,713,342 shares of common stock outstanding as of August 5, 2013.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION
ITEM 1.                            FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,390	$4,684
Interest-bearing deposits in other banks	57,100	59,740
Federal funds sold	10	11
Securities available for sale	48,605	48,092
Restricted investments	1,462	2,337
Loans	442,920	451,366
Allowance for loan losses	(6,836)	(6,258)
Net loans	436,084	445,108
Bank premises and equipment, net	14,974	14,763
Accrued interest receivable	1,359	1,283
Other real estate owned, net of allowance	1,406	1,406
Bank-owned life insurance	12,238	12,038
Other assets	12,271	11,925
Total assets	$590,899	$601,387

Liabilities
Deposits:
Noninterest-bearing	$86,566	$89,264
Interest-bearing:
NOW accounts	191,664	191,039
Savings accounts and money market accounts	117,182	108,794
Time deposits	123,917	126,037
Total interest-bearing	432,763	425,870
Total deposits	519,329	515,134

Federal Home Loan Bank advances	13,170	28,200
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	6,173	6,181
Commitments and contingencies
Total liabilities	542,796	553,639

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2013: 3,713,342 shares including 34,109 non-vested shares: 2012: 3,695,160 shares including 31,423 non-vested shares	11,516	11,467
Retained earnings	38,893	37,993
Accumulated other comprehensive income (loss), net	(2,306)	(1,712)
Total shareholders' equity	48,103	47,748
Total liabilities and shareholders' equity	$590,899	$601,387

See accompanying Notes to Consolidated Financial Statements.

 Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2013 and 2012

(In thousands, except per share data)	2013	2012
Interest Income
Interest and fees on loans	$5,409	$5,984
Interest and dividends on securities available for sale:
Taxable interest income	221	276
Interest income exempt from federal income taxes	62	62
Dividends	16	18
Interest on deposits in other banks	40	25
Total interest income	5,748	6,365

Interest Expense
Interest on deposits	579	752
Interest on Federal Home Loan Bank advances	195	240
Distribution on capital securities of subsidiary trusts	50	50
Total interest expense	824	1,042

Net interest income	4,924	5,323

Provision for loan losses	800	2,800

Net interest income after provision for loan losses	4,124	2,523

Other Income
Trust and estate income	385	401
Brokerage income	110	81
Service charges on deposit accounts	743	653
Other service charges, commissions and income	501	467
Gain on sale of securities	-	163
Total other income	1,739	1,765

Other Expenses
Salaries and benefits	2,417	2,058
Occupancy expense of premises	475	474
Furniture and equipment	261	310
Marketing expense	150	154
Legal, audit and consulting expense	333	275
Data processing expense	326	306
Federal Deposit Insurance Corporation expense	132	107
Loss on sale or impairment and expense of other real estate owned, net	8	0
Other operating expenses	724	663
Total other expenses	4,826	4,347

Income (loss) before income taxes	1,037	(59)

Income tax expense (benefit)	233	(138)

Net Income	$804	$79

Earnings per Share, basic	$0.22	$0.02

Earnings per Share, assuming dilution	$0.22	$0.02

Dividends per Share	$0.12	$0.12
See accompanying Notes to Consolidated Financial Statements.

 Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Six Months June 30, 2013 and 2012

(In thousands, except per share data)	2013	2012
Interest Income
Interest and fees on loans	$10,809	$12,104
Interest and dividends on securities available for sale:
Taxable interest income	416	542
Interest income exempt from federal income taxes	123	123
Dividends	37	40
Interest on deposits in other banks	84	63
Total interest income	11,469	12,872

Interest Expense
Interest on deposits	1,163	1,567
Interest on Federal Home Loan Bank advances	440	487
Distribution on capital securities of subsidiary trusts	99	99
Total interest expense	1,702	2,153

Net interest income	9,767	10,719

Provision for loan losses	967	3,300

Net interest income after provision for loan losses	8,800	7,419

Other Income
Trust and estate income	723	743
Brokerage income	243	162
Service charges on deposit accounts	1,327	1,345
Other service charges, commissions and income	886	834
Gain on sale of securities	-	163
Total other income	3,179	3,247

Other Expenses
Salaries and benefits	4,812	4,763
Occupancy expense of premises	960	945
Furniture and equipment	528	586
Marketing expense	290	319
Legal, audit and consulting expense	638	532
Data processing expense	647	618
Federal Deposit Insurance Corporation expense	268	225
Loss on sale or impairment and expense of other real estate owned, net	9	5
Other operating expenses	1,515	1,465
Total other expenses	9,667	9,458

Income before income taxes	2,312	1,208

Income tax expense	546	175

Net Income	$1,766	$1,033

Earnings per Share, basic	$0.48	$0.28

Earnings per Share, assuming dilution	$0.47	$0.28

Dividends per Share	$0.24	$0.24
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended June 30, 2013 and 2012

(In thousands)	2013	2012
Net Income	$804	$79
Other comprehensive income, net of tax:
Interest rate swap, net of tax effect of $(69) in 2013 and $108 in 2012	132	(210)
Change in fair value of securities available-for-sale net of tax effect of $327 in 2013 and $(10) in 2012	(633)	20
Total other comprehensive income (loss), net of tax of $258 in 2013 and $98 in 2012	(501)	(190)
Comprehensive Income (Loss)	$303	$(111)

For the Six Months Ended June 30, 2013 and 2012

(In thousands)	2013	2012
Net Income	$1,766	$1,033
Other comprehensive income, net of tax:
Interest rate swap, net of tax effect of $(86) in 2013 and $190 in 2012	166	(368)
Change in fair value of securities available-for-sale net of tax effect of $392 in 2013 and $18 in 2012	(760)	(36)
Total other comprehensive income (loss), net of tax of $306 in 2013 and $208 in 2012	(594)	(404)
Comprehensive Income	$1,172	$629

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Six Months Ended June 30, 2013 and 2012

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$11,384	$37,504	$(1,317)	$47,571
Net income		1,033		1,033
Other comprehensive income (loss) net of tax effect of $208			(404)	(404)
Cash dividends ($.24 per share)		(886)		(886)
Amortization of unearned compensation, restricted stock awards		69		69
Issuance of common stock – non-vested shares (13,074 shares)	41	(41)		-
Issuance of common stock - vested shares (13,477 shares)	42	111		153
Balance, June 30, 2012	$11,467	$37,790	$(1,721)	$47,536

Balance, December 31, 2012	$11,467	$37,993	$(1,712)	$47,748
Net income		1,766		1,766
Other comprehensive income(loss) net of tax effect of $306			(594)	(594)
Cash dividends ($.24 per share)		(891)		(891)
Amortization of unearned compensation, restricted stock awards		75		75
Issuance of common stock – non-vested shares (9,784 shares)	31	(31)		-
Issuance of common stock - vested shares (5,712 shares)	18	50		68
Tax effect of restricted stock grant		(69)		(69)
Balance, June 30, 2013	$11,516	$38,893	$(2,306)	$48,103

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2013 and 2012
(In thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$1,766	$1,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	557	578
Loss on disposal of obsolete assets	11	-
Provision for loan losses	967	3,300
(Gain) loss on interest rate swaps	(37)	-
(Gain) on sale and call of securities	-	(163)
Amortization of security premiums, net	42	15
Amortization of unearned compensation, net of forfeiture	75	69
Tax effect of vested stock grant	69	-
Changes in assets and liabilities:
(Increase) in other assets	(332)	(852)
Increase (decrease) in other liabilities	422	(1,548)
Net cash provided by operating activities	3,540	2,432

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	-	3,684
Proceeds from maturities, calls and principal payments of securities available for sale	10,885	7,188
Purchase of securities available for sale	(12,592)	(20,717)
Purchase of premises and equipment	(780)	(1,112)
Redemptions (purchases) of restricted securities	876	269
Net (increase) decrease in loans	7,794	(1,457)
Net cash provided by (used in) investing activities	6,183	(12,145)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	6,315	(11,596)
Net decrease in certificates of deposit	(2,120)	(18,874)
Decrease in FHLB advances	(15,030)	-
Cash dividends paid on common stock	(891)	(886)
Issuance of common stock	68	153
Net cash (used in) financing activities	(11,658)	(31,203)

(Decrease) in cash and cash equivalents	(1,935)	(40,916)

Cash and Cash Equivalents
Beginning	64,435	72,160

Ending	$62,500	$31,244

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,746	$2,151

Income taxes	$-	$1,068

Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) on securities available for sale, net of tax effect	$(760)	$(36)
Unrealized gain (loss) on interest rate swap, net of taxes	$166	$(368)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.                          General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiaries: The Fauquier Bank ("the Bank") and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2013 and December 31, 2012 and the results of operations for the three and six months ended June 30, 2013 and 2012.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-11, "Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities."  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities."  The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income."  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

Notes to Consolidated Financial Statements
Note 2.                          Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	June 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$40,897	$328	$(435)	$40,790
Obligations of states and political subdivisions	6,784	326	(2)	7,108
Corporate bonds	3,843	-	(3,488)	355
Mutual funds	349	3	-	352
	$51,873	$657	$(3,925)	$48,605

	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$39,240	$794	$(20)	$40,014
Obligations of states and political subdivisions	6,786	604	-	7,390
Corporate bonds	3,836	-	(3,511)	325
Mutual funds	346	17	-	363
	$50,208	$1,415	$(3,531)	$48,092

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2013
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	12,047	11,973
Due after five years through ten years	12,660	12,957
Due after ten years	26,816	23,323
Equity securities	350	352
	$51,873	$48,605

Notes to Consolidated Financial Statements
There were no impairment losses on securities during the three and six months ended June 30, 2013 and 2012.

During the six months ended June 30, 2013, no securities were sold, and five securities totaling a fair value of $6.0 million were called or matured.  Over the same period, ten securities totalling $12.6 million were purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
June 30, 2013	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$21,249	$(435)	$-	$-	$21,249	$(435)
Obligations of states and political subdivisions	493	(2)	-	-	493	(2)
Corporate bonds	-	-	355	(3,488)	355	(3,448)
Total temporary impaired securities	$21,742	$(437)	$355	$(3,488)	$22,097	$(3,925)
(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$2,165	$(20)	$-	$-	$2,165	$(20)
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds	-	-	325	(3,511)	325	(3,511)
Total temporary impaired securities	$2,165	$(20)	$325	$(3,511)	$2,490	$(3,531)

The nature of securities which were temporarily impaired for a continuous twelve month period or more at June 30, 2013 consisted of four corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI")  totaling $3.8 million and a temporary loss of approximately $3.5 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody's Analytics employs a two-step discounted cash-flow valuation process. The first step is to evaluate the financial condition of the individual creditors in order to estimate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 57 different financial institutions per bond. They have an estimated maturity of 21 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate ("LIBOR").  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of June 30, 2013. Three bonds totaling $96,000 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.  One bond, totaling $259,000 at fair value, has been performing for four consecutive quarters, is projected to repay the full outstanding interest and principal, and is now classified as a performing corporate bond investment.

Notes to Consolidated Financial Statements

Additional information regarding each of the pooled trust preferred securities as of June 30, 2013 follows:
(Dollars in thousands)
Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit

$359	$32	65.10%	5.90%	29.00%	broken	Ca	$592	$216
1,604	260	70.20%	13.00%	16.80%	8.5%	Ca	352	887
1,313	34	63.00%	29.00%	8.00%	broken	Ca	687	844
567	29	69.20%	19.80%	11.00%	broken	C	433	355
$3,843	$355						$2,064	$2,302

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2012	$2,115
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(51)
Ending balance as of June 30, 2013	$2,064

The carrying value of securities pledged to secure deposits and for other purposes amounted to $41.9 million and $41.5 million at June 30, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements
Note 3.	Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Six Months Ended June 30, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258
Charge-offs	(257)	-	-	(52)	-	(59)	(59)	-	(427)
Recoveries	9	-	-	25	-	2	2	-	38
Provision (recovery)	96	865	9	8	64	(57)	(126)	108	967
Ending balance at 6/30/2013	$780	$2,550	$411	$21	$64	$1,577	$1,153	$280	$6,836

Ending balances individually evaluated for impairment	$208	$1,028	$300	$-	$-	$207	$62	$-	$1,805

Ending balances collectively evaluated for impairment	$572	$1,552	$111	$21	$64	$1,370	$1,091	$280	$5,031

Loans Receivable
Individually evaluated for impairment	$423	$7,436	$4,145	$-	$-	$2,765	$461		$15,230
Collectively evaluated for impairment	24,201	178,287	34,525	3,473	9,887	134,316	43,001		427,690
Ending balance at 6/30/2013	$24,624	$185,723	$38,670	$3,473	$9,887	$137,081	$43,462		$442,920

Notes to Consolidated Financial Statements

	As of and for the Year Ended December 31, 2012
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2011	$795	$2,899	$195	$31	$-	$1,584	$698	$526	$6,728
Charge-offs	(526)	(5,004)	-	(117)	-	(126)	(536)	-	(6,309)
Recoveries	7	9	-	14	-	2	-	-	32
Provision (recovery)	656	3,781	207	112	-	231	1,174	(354)	5,807
Ending balance at 12/31/2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258

Ending balances individually evaluated for impairment	$428	$-	$293	$-	$-	$176	$112	$-	$1,009

Ending balances collectively evaluated for impairment	$504	$1,685	$109	$40	$-	$1,515	$1,224	$172	$5,249

Loans Receivable
Individually evaluated for impairment	$674	$9,612	$4,175	$4	$-	$2,372	$228		$17,065
Collectively evaluated for impairment	26,466	183,393	35,870	4,563	4,994	134,218	44,797		434,301
Ending balance at 12/31/2012	$27,140	$193,005	$40,045	$4,567	$4,994	$136,590	$45,025		$451,366

The Company's allowance for loan losses has three basic components: the specific allowance, the general allowance, and the unallocated components. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans and other consumer loans. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodolgies for estimating specific and general losses in the portfolio.

Notes to Consolidated Financial Statements
Credit Quality Indicators

	As of June 30, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,531	$151,006	$34,525	$3,466	$9,887	$121,959	$38,918	$380,292
Special mention	1,569	21,438	-	-	-	6,143	3,047	32,197
Substandard	2,347	13,279	4,009	7	-	8,270	1,497	29,409
Doubtful	177	-	136	-	-	709	-	1,022
Loss	-	-	-	-	-	-	-	-
Total	$24,624	$185,723	$38,670	$3,473	$9,887	$137,081	$43,462	$442,920

	As of December 31, 2012
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,704	$152,483	$35,871	$4,558	$4,994	$120,451	$40,189	$380,250
Special mention	2,635	21,455	-	-	-	9,016	2,878	35,984
Substandard	2,391	19,067	4,038	9	-	6,456	1,958	33,919
Doubtful	410	-	136	-	-	667	-	1,213
Loss	-	-	-	-	-	-	-	-
Total	$27,140	$193,005	$40,045	$4,567	$4,994	$136,590	$45,025	$451,366

Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans Receivable

	As of June 30, 2013
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$84	$194	$144	$422	$24,202	$24,624	$1	$377
Commercial real estate	1,771	167	3,533	5,471	180,252	185,723	-	3,700
Construction and land	-	-	136	136	38,534	38,670	-	136
Consumer	67	50	-	117	3,356	3,473	-	-
Student (U.S. Government guaranteed)	804	403	3,220	4,427	5,460	9,887	3,220	-
Residential real estate	115	1,194	915	2,224	134,857	137,081	-	2,024
Home equity line of credit	126	182	815	1,123	42,339	43,462	354	461
Total	$2,967	$2,190	$8,763	$13,920	$429,000	$442,920	$3,575	$6,698

	As of December 31, 2012
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$92	$52	$41	$185	$26,955	$27,140	$-	$643
Commercial real estate	-	-	7,712	7,712	185,293	193,005	-	7,712
Construction and land	508	250	136	894	39,151	40,045	-	136
Consumer	39	10	5	54	4,513	4,567	1	4
Student (U.S. Government guaranteed)	-	-	-	-	4,994	4,994	-	-
Residential real estate	2,397	397	1,474	4,268	132,322	136,590	-	1,927
Home equity line of credit	1,424	-	311	1,735	43,290	45,025	131	228
Total	$4,460	$709	$9,679	$14,848	$436,518	$451,366	$132	$10,650

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012.  The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  During the quarter ended June 30, 2013, $3.2 million of the student loans were 90 days or more past due and still accruing.

Notes to Consolidated Financial Statements

Impaired Loans Receivable

	June 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$81	$81	$-	$95	$-
Commercial real estate	4,306	4,306	-	4,309	48
Construction and land	3,683	3,683	-	3,697	81
Student (U.S. Govenment guaranteed)	-	-	-	-	-
Residential real estate	1,916	1,916	-	1,960	17
Home equity line of credit	399	399	-	399	2
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	342	342	208	350	2
Commercial real estate	3,130	3,130	1,028	3,133	53
Construction and land	462	462	300	463	10
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	849	849	207	861	1
Home equity line of credit	62	62	62	62	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$423	$423	$208	$445	$2
Commercial real estate	7,436	7,436	1,028	7,442	101
Construction and land	4,145	4,145	300	4,160	91
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	2,765	2,765	207	2,821	18
Home equity line of credit	461	461	62	461	2
Consumer	-	-	-	-	-
Total	$15,230	$15,230	$1,805	$15,329	$214

Notes to Consolidated Financial Statements

	December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$109	$109	$-	$136	$2
Commercial real estate	9,612	12,523	-	11,613	650
Construction and land	3,711	3,711	-	4,134	200
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,705	1,705	-	1,734	39
Home equity line of credit	47	47	-	47	1
Consumer	4	4	-	5	-

With an allowance recorded:
Commercial and industrial	$565	$565	$428	$575	$5
Commercial real estate	-	-	-	-	-
Construction and land	464	464	293	594	21
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	667	667	176	692	-
Home equity line of credit	181	181	112	180	3
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$674	$674	$428	$711	$7
Commercial real estate	9,612	12,523	-	11,613	650
Construction and land	4,175	4,175	293	4,728	221
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	2,372	2,372	176	2,426	39
Home equity line of credit	228	228	112	227	4
Consumer	4	4	-	5	-
Total	$17,065	$19,976	$1,009	$19,710	$921

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

Notes to Consolidated Financial Statements
At June 30, 2013, there were $7.9 million of commercial loans classified as substandard which were deemed not to be impaired.  Impaired loans totaled $15.2 million at June 30, 2013, representing a decrease of $(1.8) million from December 31, 2012. The decrease was due primarily to the payoff of one million commercial real estate loan.  Approximately $14.8 million of loans classified as impaired at June 30, 2013 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	-	$-	$-	1	$237	$237
Commercial real estate	-	-	-	1	1,900	1,900
Construction and Land	1	808	808	3	1,800	1,800
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	1	300	300	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	-	$-	$-	1	$237	$237
Commercial real estate	2	2,010	2,010	1	1,900	1,900
Construction and Land	1	808	808	3	1,800	1,800
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	1	300	300	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	1	237	237	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

During the quarter ended June 30, 2013, one commercial land loan and one residential real estate loan were modified and deemed Trobled Debt Restructurings ("TDRs") due to extention of maturity dates.  At the end of the quarter, twelve TDRs, totaling $9.5 million, were in the portfolio.  Nine of the loans, totaling $8.5 million, were on accrual status and performing in accordance with the modified terms. The remaining three loans, totaling $1.0, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

Notes to Consolidated Financial Statements
Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Non-accrual loans	$6,698	$10,650	$7,382
Other real estate owned	1,406	1,406	1,776
Non-performing corporate bond investments, at fair value	0	0	292
Total non-performing assets	8,104	12,056	9,450
Restructured loans still accruing	8,484	5,556	4,148
Student Loans (U.S. Government guaranteed) past due 90 days or more and still accruing	3,220	-	-
Loans past due 90 or more days and still accruing	355	132	201
Total non-performing and other risk assets	$20,163	$17,744	$13,799

Allowance for loan losses to total loans	1.54%	1.39%	2.06%
Non-accrual loans to total loans	1.51%	2.36%	1.61%
Allowance for loan losses to non-accrual loans	102.06%	58.76%	128.00%
Total non-accrual loans and restructured loans still accruing to total loans	3.43%	3.59%	2.51%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	45.03%	38.62%	81.95%
Total non-performing assets to total assets	1.37%	2.00%	1.62%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at June 30, 2013 and December 31, 2012 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Notes to Consolidated Financial Statements

Note 5.	Derivative Instruments and Hedging Activities

Accounting principles generally accepted in the United States ("U.S. GAAP") requires that all derivatives be recognized in the Consolidated Financial Statements at their fair values.  On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities, as a cash-flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings.  The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income.  For a derivative treated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in interest income.  The Company uses interest rate swaps to reduce interest rate risks and to manage net interest income.

The Company formally assesses, both at the hedges' inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods.  The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period income in the consolidated statement of income.

The Company follows U.S. GAAP, FASB ASU 815-10-50 "Disclosures about Derivative Instruments and Hedging Activities", which includes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70% repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $30,000 and $28,000 for the three months ended June 30, 2013 and 2012, respectively.  The interest expense was $59,000 and $55,000 for the six months ended June 30, 2013 and 2012, respectively.  The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2022.  The Company receives interest monthly at the rate equivalent to one month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates.   The interest expense on the interest rate swaps was $26,000 and $23,000 for the three months ended June 30, 2013 and 2012, respectively, and is recorded in loan interest income.  For the six months ended June 30, 2013 and 2012, interest expense was $54,000 and $46,000, respectively.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Notes to Consolidated Financial Statements

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2013 and December 31, 2012 are as follows:

(In thousands)	June 30, 2013
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(295)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,183	(24)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	2,058	(24)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	1,038	54	Other Assets	9/26/2022

	June 30, 2013
Derivatives in cash flowhedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$166	Not applicable	$-

(In thousands)	June 30, 2013
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$37

(In thousands)	December 31, 2012
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(547)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,204	(148)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	2,078	(141)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	1,050	(5)	Other Liabilities	9/26/2022

	December 31, 2012
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(157)	Not applicable	$-

(In thousands)	December 31, 2012
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest Income	$(51)

Notes to Consolidated Financial Statements

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,713,342	$0.22	3,695,160	$0.02
Effect of dilutive securities, stock-based awards	15,622		14,256
	3,728,964	$0.22	3,709,416	$0.02

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,708,219	$0.48	3,687,835	$0.28
Effect of dilutive securities, stock-based awards	14,084		12,935
	3,722,303	$0.47	3,700,770	$0.28

Note 7.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company's Stock Incentive Plan (the "Plan"), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant stock options during the three months or six months ended June 30, 2013 and there were no options outstanding at June 30, 2013.

Notes to Consolidated Financial Statements
Restricted Shares

The restricted shares are accounted for using the fair market value of the Company's common stock on the date the restricted shares were awarded. The restricted shares issued to certain officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Compensation expense for these shares is accrued over the three year period.  The restricted share issued to non-employee directors are not subject to a vesting period, and compensation expense is recognized at the date the shares are granted.

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the above-described incentive plans: 12,470 shares and 11,925 shares of unvested restricted stock to executive officers, and 5,712 shares and 5,632 shares of vested restricted stock to non-employee directors on February 21, 2013 and February 16, 2012, respectively.  Compensation expense for these non-vested shares amounted to $36,000 and $35,000, net of forfeiture, for the three months ended June 30, 2013 and 2012, and $75,000 and $69,000 for the six months ended June 30, 2013 and 2012, respectively.  Compensation expense for the non-employee director shares is recognized at the date the shares are granted and during the three months ended June 30, 2013 and 2012, there was none.  For the six month periods ended June 30, 2013 and 2012, the compensation expense was $68,000.  As of June 30, 2013, there was $231,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of 3 years.

 A summary of the status of the Company's non-vested restricted shares granted under the above-described plans is presented below:

	Six Months Ended June 30, 2013
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2013	31,423	$13.30

Granted	18,182	11.91
Vested	(15,496)	13.09
Forfeited	-
Non-vested at June 30, 2013	34,109	$12.65

The Company granted performance-based stock rights relating to 12,470 and 11,925 shares to certain officers on February 21, 2013, and February 16, 2012, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  The compensation expense for performance-based stock rights totaled $21,000 and $(146,000) for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, compensation expense was $42,000 and $(102,000), respectively.

Notes to Consolidated Financial Statements
A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Six Months Ended June 30, 2013
	Performance Based Stock Rights	Weighted Average Fair Value

Non-vested at January 1, 2013	31,423	$13.30

Granted	12,470	11.91
Vested	-
Forfeited	(9,784)	12.44
Non-vested at June 30, 2013	34,109	$12.65

Note 8.	Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code ("Code") Section 401(k) covering employees who have completed three months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company's 401(k) expenses for the six months ended June 30, 2013 and 2012 were $341,000 and $359,000, respectively.  For the three months ended June 30, 2013 and 2012, 401(k) expenses were $180,000 and $188,000, respectively.

The Company also maintains a Director Deferred Compensation Plan ("Deferred Compensation Plan").  This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company's common stock at the fair market value on the date of deferral.  The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock.  In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company's common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares.  Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $17,000 for the six months ended June 30, 2013 and 2012.  For both three months ended June 30, 2013 and 2012, deferred compensation expense was $8,000.

Concurrent with the establishment of the Deferred Compensation Plan, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the Deferred Compensation Plan.  The Company has recorded other assets of $1.2 million representing cash surrender value of these policies at both June 30, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements

Note 9.	Fair Value Measurement

The Company followsASC 820 "Fair Value Measurement and Disclosures" to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2).  If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any market activity then the security would fall to the lowest level of the hierarchy (Level 3).  The Company's investment portfolio is primarily valued using fair value measurements that are considered to be Level 2.  The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities based on market data.  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.  The carrying value of restricted Federal Reserve Bank of Richmond, Community Bankers Bank and Federal Home Loan Bank of Atlanta ("FHLB") stock approximates fair value based on the redemption provisions of each entity and are therefore excluded from the following table.

Notes to Consolidated Financial Statements
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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2013:
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$40,790	$-	$40,790	$-
Obligations of states and political subdivisions	7,108	-	7,108	-
Corporate bonds	355	-	-	355
Mutual funds	352	352	-	-
Total available-for sale securities	$48,605	$352	$47,898	$355

Interest rate swaps	$54	-	$54	-
Total assets at fair value	$48,659	$352	$47,952	$355

Liabilities at June 30, 2013:
Interest rate swaps	343	-	343	-
Total liabilities at fair value	$343	$-	$343	$-

Assets at December 31, 2012:
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$40,014	$-	$40,014	$-
Obligations of states and political subdivisions	7,390	-	7,390	-
Corporate bonds	325	-	-	325
Mutual funds	$363	363	-	-
Total available-for sale securities	$48,092	$363	$47,404	$325

Interest rate swaps	-	-	-	-
Total assets at fair value	$48,092	$363	$47,404	$325

Liabilities at December 31, 2012:
Interest rate swaps	841	-	841	-
Total liabilities at fair value	$841	$-	$841	$-

Notes to Consolidated Financial Statements

Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the six months ended June 30, 2013 and year ended December 31, 2012 were as follows:

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2013	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance June 30, 2013
Available-for-sale securities	$325	$-	$30	$-	$355

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2012	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2012
Available-for-sale securities	$335	$-	$(10)	$-	$325

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At June 30, 2013, the Company's Level 3 loans for which a reserve has been taken, consisted of three loans totaling $342,000 secured by business assets and inventory with a reserve of $208,000, and two loans totaling $462,000 secured by real estate with a reserve of $300,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.4 million at both June 30, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at June 30, 2013
	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,040	$-	$2,744	$296
Other real estate owned, net	1,406	-	1,406	-

	Carrying Value at December 31, 2012
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$868	$-	$491	$377
Other real estate owned, net	1,406	-	1,406	-

The following table displays quantitative information about Level 3 Fair Value Meaurements at June 30, 2013.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Corporate securities available for sale	$355	Discounted cash flow	Discount based on prepayment rate, probability of default and loss severity	30%
Impaired Loans:
Commercial and industrial loans	134	Appraised values	*	54%
Commercial real estate loans	-	Appraised values	*	-
Construction and land loans	162	Appraised values	*	100%
Residential real estate loans	-	Appraised values	*	-
Total Impaired Loans	296
Total	$651

* Discount applied based on age of appraisals, current market conditions, and experience within local market.

Notes to Consolidated Financial Statements
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments.  ASC 820 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Securities

For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.  For other securities held as investments, fair value equals quoted market price, if available.  If a quoted market price is not available, fair values are based on quoted market prices for similar securities. See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion on determining fair value for pooled trust preferred securities.

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

Notes to Consolidated Financial Statements
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

Federal Funds Purchased

The carrying amounts of the Company's federal funds purchased approximate fair value.

Borrowed Funds

The fair values of the Company's FHLB advances and other borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

At June 30, 2013 and December 31, 2012, the fair values of loan commitments and standby letters of credit were deemed immaterial.

Notes to Consolidated Financial Statements
The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at June 30, 2013
(In thousands)	Carrying Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of June 30, 2013
Assets
Cash and short-term investments	$62,500	$62,500	$-	$-	$62,500
Securities available for sale	48,605	352	47,898	355	48,605
Restricted investments	1,462	-	1,462	-	1,462
Net loans	436,084	-	435,430	296	435,726
Accrued interest receivable	1,359	-	1,359	-	1,359
Interest rate swaps	54	-	54	-	54
BOLI	12,238	-	12,238	-	12,238
Total financial assets	$562,302	$62,852	$498,441	$651	$561,944

Liabilities
Deposits	$519,329	$-	$521,052	$-	$521,052
Borrowings	13,170	-	13,032	-	13,032
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	268	-	268	-	268
Interest rate swaps	343	-	343	-	343
Total financial liabilities	$537,234	$-	$538,812	$-	$538,812

	Fair Value Measurements at December 31, 2012
(In thousands)	Carrying Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
Assets
Cash and short-term investments	$64,435	$64,465	$-	$-	$64,465
Securities available for sale	48,092	363	47,404	325	48,092
Restricted investments	2,337	-	2,337	-	2,337
Net Loans	445,108	-	443,045	377	443,422
Accrued interest receivable	1,283	-	1,283	-	1,283
Interest rate swaps	-	-	-	-	-
BOLI	12,038	-	12,038	-	12,038
Total financial assets	$573,293	$64,828	$506,107	$702	$571,637

Liabilities
Deposits	$515,134	$-	$517,811	$-	$517,811
Borrowings	28,200	-	28,877	-	28,877
Company obligated mandatorily redeemable capital securities	4,124	-	5,258	-	5,258
Accrued interest payable	312	-	312	-	312
Interest rate swaps	841	-	841	-	841
Total financial liabilities	$548,611	$-	$553,099	$-	$553,099

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

Notes to Consolidated Financial Statements

Note 10.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2012	$(361)	$(1,398)	$47	$(1,712)
Other comprehensive income (loss) before reclassifications	166	(760)	-	(594)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	166	(760)	0	(594)
Balance June 30, 2013	$(195)	$(2,158)	$47	$(2,306)

Balance December 31, 2011	$(180)	$(1,376)	$239	$(1,317)
Other comprehensive income (loss) before reclassifications	(368)	72	-	(296)
Amounts reclassified from accumulated other comprehensive income	-	(108)	-	(108)
Net current-period other comprehensive income	(368)	(36)	-	(404)
Balance June 30, 2012	$(548)	$(1,412)	$239	$(1,721)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications Out of Accumulated Other Comprehensive Income

	For the Three Months Ended June 30,
(In thousands)	2013	2012
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented.
Unrealized gains and losses on available-for sale securities	$-	$163	Gain on sale of securities
	-	163	Total income before income tax
	-	55	Income tax expense
	$-	$108	Net of tax

	For the Six Months Ended June 30,
(In thousands)	2013	2012
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented.
Unrealized gains and losses on available-for sale securities	$-	$163	Gain on sale of securities
	-	163	Total income before income tax
	-	55	Income tax expense
	$-	$108	Net of tax

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Fauquier Bankshares, Inc. ("the Company"), and are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" "may," "will" or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the Bank's loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our plans to expand our branch network and increase our market share, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,713,342 shares of common stock, par value $3.13 per share, held by approximately 389 holders of record on June 30, 2013.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. An eleventh branch office is currently projected to open in Gainesville, Virginia during late 2013. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

The Bank's general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The basic services offered by the Bank include: interest bearing and non-interest-bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier's checks, domestic collections, savings bonds, automated teller services, drive-in tellers, internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine ("ATM") cards, as a part of the Maestro, Accel-Exchange and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS"), to provide customers multi-million dollar FDIC insurance on CD investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

The Bank operates a Wealth Management Services ("WMS" or "Wealth Management") division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services.

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

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank's lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank ("FHLB") of Atlanta. Additional revenues are derived from fees for deposit-related and WMS-related services.  The Bank's principal expenses are the interest paid on deposits and operating and general administrative expenses.

As is the case with banking institutions generally, the Bank's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve"). As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans.

As of June 30, 2013, the Company had total consolidated assets of $590.9 million, total loans net of allowance for loan losses of $436.1 million, total consolidated deposits of $519.3 million, and total consolidated shareholders' equity of $$48.1 million.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in our estimates. In addition, GAAP itself may change from one previously acceptable accounting method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact the Company's transactions could change.

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

The Company's allowance for loan losses has three basic components: the specific allowance, the general allowance and the unallocated component. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The specific allowance uses various techniques to arrive at an estimate of loss. Analysis of the borrower's overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Specifically, the Company uses both external and internal qualitative factors when determining the non-loan-specific allowances. The external factors utilized include: unemployment in the Company's defined market area of Fauquier County, Prince William County, and the City of Manassas ("market area"), as well as state and national unemployment trends; new residential construction permits for the market area; bankruptcy statistics for the Virginia Eastern District and trends for the United States; and foreclosure statistics for the market area and the state. Quarterly, these external qualitative factors as well as relevant anecdotal information are evaluated from data compiled from local periodicals such as The Washington Post, The Fauquier Times Democrat, and The Bull Run Observer, which cover the Company's market area. Additionally, data is gathered from the Federal Reserve Beige Book for the Richmond Federal Reserve District, Global Insight's monthly economic review, the George Mason School of Public Policy Center for Regional Analysis, and daily economic updates from various other sources. Internal Bank data utilized includes: loans past due aging statistics, nonperforming loan trends, trends in collateral values, loan concentrations, loan review status downgrade trends, and lender turnover and experience trends. Both external and internal data is analyzed on a rolling eight quarter basis to determine risk profiles for each qualitative factor. Ratings are assigned through a defined matrix to calculate the allowance consistent with authoritative accounting literature. A narrative summary of the reserve allowance is produced quarterly and reported directly to the Company's Board of Directors. The Company's application of these qualitative factors to the allowance for loan losses has been consistent over the reporting period.

The Company employs an independent outsourced loan review function, which annually substantiates and/or adjusts internally generated risk ratings. This independent review is reported directly to the Company's Board of Directors' audit committee, and the results of this review are factored into the calculation of the allowance for loan losses.

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

The Bank is the primary independent community bank in its immediate market area as measured by deposit market share. It seeks to be the primary financial service provider for its market area by providing the right mix of consistently high quality customer service, efficient technological support, value-added products, and a strong commitment to the community. The Company and the Bank's primary operating businesses are in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management.

Net income of $804,000 for the second quarter of 2013 was a 917.7% increase from the net income for the second quarter of 2012 of $79,000.  Net income of $1.77 million for the six months ended June 30, 2013 was a 71.0% increase from the net income for the six months ended June 30, 2012 of $1.03 million. Loans, net of reserve, totaling $436.1 million at June 30, 2013, decreased 2.0% when compared with December 31, 2012, and decreased 3.1% when compared with June 30, 2012.  Deposits, totaling $519.3 million at June 30, 2013, increased 0.8% compared with December 31, 2012, and increased 3.8% when compared with June 30, 2012.  Assets under WMS management, totaling $356.3 million in market value at June 30, 2013, increased 16.6% from June 30, 2012.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management's current projections, net interest income may increase as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank's net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The current absolute level of historically low market interest rates, as well as the current slowness of new loan production, is also projected to result in a decrease in net interest income.

The Bank's non-performing assets totaled $8.1 million or 1.37% of total assets at June 30, 2013, as compared with $12.1 million or 2.00% of total assets at December 31, 2012, and $9.5 million or 1.62% of total assets at June 30, 2012. Nonaccrual loans totaled $6.7 million or 1.51% of total loans at June 30, 2013 compared with $10.7 million or 2.36% of total loans at December 31, 2012, and $7.4 million or 1.61% of total loans at June 30, 2012. The provision for loan losses was $967,000 for the first six months of 2013 compared with $3.30 million for the first six months of 2012. The $2.33 million decrease in the provision for loan losses was primarily due to reduction in nonperforming loans since December 31, 2012, partially offset by the need to add additional reserve on the remaining impaired hospitality loan. During the first six months ended June 30, 2013, there were net charge-offs of $389,000 or 0.09% of total average loans compared with $579,000 or 0.13% of total average loans for the same six months of 2012. Total allowance for loan losses was $6.8 million or 1.54% of total loans at June 30, 2013 compared with $6.3 million or 1.39% of loans at December 31, 2012 and $9.4 million or 2.06% of loans at June 30, 2012.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

NET INCOME
Net income of $804,000 for the quarter ended June 30, 2013 was a 917.7% increase from the net income for the quarter ended June 30, 2012 of $79,000.   Earnings per share on a fully diluted basis were $0.22 for the second quarter of 2013 compared with $0.02 for the second quarter of 2012. Profitability as measured by return on average assets increased from 0.05% in the second quarter of 2012 to 0.54% for the same period in 2013. Profitability as measured by return on average equity increased from 0.65% to 6.65% over the same respective quarters in 2012 and 2013. The increase in net income was primarily due to the $2.0 million reduction in the provision for loan losses in the second quarter of 2013 compared with the second quarter of 2012, partially offset by the $399,000 decrease in net interest income and $479,000 increase in other expenses over the same periods.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $399,000 or 7.5% to $4.92 million for the quarter ended June 30, 2013 from $5.32 million for the quarter ended June 30, 2012.  The decrease in net interest income was due primarily to the decline in loan and security balances, increase in nonaccrual loans and reduced yields on earning assets. This was partially offset by reduced rates on deposits over the same period.  The Company's net interest margin decreased from 3.95% in the second quarter of 2012 to 3.60% in the second quarter of 2013.

Total interest income decreased $617,000  or 9.7% to $5.75 million for the second quarter of 2013 from $6.37 million for the second quarter of 2012. This decrease was primarily due to the decline in average loan balances, as well as the decline in the yield on earning assets from 4.72% during the second quarter of 2012 to 4.19% during the second quarter of 2013.

The tax-equivalent average yield on loans was 4.89% for the second quarter of 2013, down from 5.29% in the second quarter of 2012. Average loan balances decreased $11.7 million or 2.6% from $458.4 million during the second quarter of 2012 to $446.6 million during the second quarter of 2013. The decrease in balances and yield resulted in a $575,000 or 9.6% decline in interest and fee income from loans for the second quarter of 2013, compared with the same period in 2012. On a tax equivalent basis, the decrease was $585,000 or 9.7%.

Average investment security balances decreased $10.9 million from $60.7 million in the second quarter of 2012 to $49.8 million in the second quarter of 2013. The tax-equivalent average yield on investments increased from 2.55% for the second quarter of 2012 to 2.65% for the second quarter of 2013.  Interest and dividend income on security investments decreased $57,000 or 16.0%, from $356,000 for the second quarter of 2012 to $299,000 for the second quarter of 2013. Interest income on deposits in other banks increased $15,000 from second quarter 2012 to second quarter 2013 resulting from higher earning balances at the Federal Reserve.

Total interest expense decreased $218,000 or 20.9% from $1.04 million for the second quarter of 2012 to $824,000 for the second quarter of 2013 primarily due to the decline in interest paid on time deposits.

Interest paid on deposits decreased $173,000 or 23.0% from $752,000 for the second quarter of 2012 to $579,000 for the second quarter of 2013.   Average balances on time deposits declined $21.5 million or 14.6% from $147.3 million to $125.8 million while the average rate decreased from 1.57% in the second quarter of 2012 to 1.38% in the second quarter of 2013, resulting in $143,000 less interest expense.  Average money market accounts increased $1.1 million or 2.5% from the second quarter of 2012 to the second quarter of 2013 while the rate declined from 0.21% to 0.18%, resulting in $2,000 less interest expense.  Average savings account balances increased $8.6 million or 13.4% from the second quarter of 2012 to the second quarter of 2013, while the average rate declined from 0.16% to 0.12%, resulting in a decrease of $4,000 of interest expense for the second quarter of 2013.  Average NOW deposit balances increased $19.5 million or 11.6%  from the second quarter of 2012 to the second quarter of 2013, while the average rate decreased from 0.31% to 0.23%, resulting in a decrease of $24,000 in NOW interest expense for the second quarter of 2013.

From the second quarter of 2012 to the second quarter of 2013, interest expense on FHLB of Atlanta advances decreased $45,000 or 18.8% . Interest expense on capital securities was $50,000 for the second quarter of 2012 and the second quarter of 2013.

The average rate on total interest-bearing liabilities decreased from 0.93% in the second quarter of 2012 to 0.72% for the second quarter of 2013.

The following table sets forth information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively, for the periods presented.

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$430,330	$5,334	4.97%	$444,730	$5,889	5.33%
Tax-exempt (1)	7,234	114	6.34%	8,966	144	6.47%
Nonaccrual (2)	9,083	-	0.00%	4,689	-	0.00%
Total Loans	446,647	5,448	4.89%	458,385	6,033	5.29%

Securities
Taxable	42,993	237	2.21%	53,837	294	2.19%
Tax-exempt (1)	6,795	93	5.48%	6,890	93	5.40%
Total securities	49,788	330	2.65%	60,727	387	2.55%

Deposits in banks	59,924	40	0.27%	30,405	25	0.33%
Federal funds sold	10	-	0.16%	11	-	0.19%
Total earning assets	$556,369	$5,818	4.19%	549,528	$6,445	4.72%

Less: Reserve for loan losses	(6,352)			(7,089)
Cash and due from banks	5,081			4,974
Bank premises and equipment, net	15,064			15,313
Other real estate owned	1,406			1,776
Other assets	25,978			23,466
Total Assets	597,546			$587,968

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$85,414			$80,552

Interest-bearing deposits
NOW accounts	186,619	$105	0.23%	167,165	$129	0.31%
Money market accounts	44,006	20	0.18%	42,925	22	0.21%
Savings accounts	72,203	21	0.12%	63,648	25	0.16%
Time deposits	125,813	433	1.38%	147,281	576	1.57%
Total interest-bearing deposits	428,641	579	0.54%	421,019	752	0.72%

Federal funds purchased	2	-	0.50%	9	-	0.00%
Federal Home Loan Bank advances	23,507	195	3.34%	25,000	240	3.86%
Capital securities of subsidiary trust	4,124	50	4.83%	4,124	50	4.84%
Total interest-bearing liabilities	456,274	824	0.72%	450,152	1,042	0.93%

Other liabilities	7,317			8,739
Shareholders' equity	48,541			48,525
Total Liabilities & Shareholders' Equity	$597,546			$587,968

Net interest spread		$4,994	3.47%		$5,403	3.79%

Interest expense as a percent of average earning assets			0.59%			0.76%
Net interest margin			3.60%			3.95%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.
(2) Nonaccrual loans are included in the average balance of total loans and total earning assets.

 RATE VOLUME ANALYSIS

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

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(555)	$(190)	$(365)
Loans; tax-exempt (1)	(30)	(28)	(2)
Securities; taxable	(57)	(59)	2
Securities; tax-exempt (1)	-	(1)	1
Deposits in banks	15	24	(9)
Federal funds sold	-	-	-
Total Interest Income	$(627)	$(254)	$(373)

Interest Expense
NOW accounts	$(24)	$15	$(39)
Money market accounts	(2)	1	(3)
Savings accounts	(4)	3	(7)
Time deposits	(143)	(84)	(59)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(45)	(15)	(30)
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(218)	(80)	(138)
Net Interest Income	$(409)	$(174)	$(235)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $800,000 for the second quarter of 2013 compared with $2.80 million for the second quarter of 2012. The amount of the provision for loan loss was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $2.0 million decrease in the provision for loan losses was primarily due to reduction in nonperforming loans, partially offset by the need to add additional reserves on the remaining impaired hospitality loan.

OTHER INCOME
Total other income decreased by $26,000 or 1.5% from $1.77 million for the second quarter of 2012 to $1.74 million in the second quarter of 2013. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The decrease was primarily due to a $163,000 decline in the gain on sale of securities during the second quarter of 2013 compared with the second quarter of 2012, partially offset by a $90,000 increase in service charges on deposit accounts over the same time period.

Trust and estate income decreased $16,000 or 4.0% from the second quarter of 2012 to the second quarter of 2013 primarily due to decreased revenues on the settlement of estates.

Brokerage service revenues increased $29,000 or 35.8% from the second quarter of 2012 to the second quarter of 2013 due to higher volumes of products sold.

Service charges on deposit accounts increased $90,000 or 13.8% to $743,000 for the second quarter of 2013 compared to one year earlier.  The change is primarily due to an increase in the number of checking accounts at the bank, as well as fee structure changes based on a competitive market analysis.

Other service charges, commissions and fees increased $34,000 or 7.3% from $467,000 in second quarter of 2012 to $501,000 in the second quarter of 2013. Included in other service charges, commissions, and income is debit card interchange income which totaled $312,000 and $285,000 for the second quarters of 2013 and 2012, respectively. Also included is Bank Owned Life Insurance ("BOLI") income, which was $99,000 during the second quarter of 2013, compared with $105,000 one year earlier.  Total BOLI was $12.2 million in cash value at June 30, 2013, compared with $11.8 million one year earlier.

OTHER EXPENSE
Total other expense increased $479,000 or 11.0% during the second quarter of 2013 compared with the second quarter of 2012, primarily due to the increase in salary and benefit expense.

Salaries and employees' benefits increased $359,000 or 17.4% from second quarter 2012 to second quarter 2013.  The increase is primarily due to the $347,000 increase of accrued incentive compensation expense for the second quarter of 2013 compared with the second quarter of 2012.  The increase in incentive compensation primarily reflects the reversal of incentive compensation accruals in the second quarter of 2012.   Active full-time equivalent employees were reduced from 150.5 as of June 30, 2012 to 142.6 as of June 30, 2013.  At June 30, 2013, the Company had approximately seven full-time equivalent positions to be filled.

Occupancy expense increased $1,000 or 0.2%, while furniture and equipment expense decreased $49,000 or 15.8%, from second quarter 2012 to second quarter 2013 primarily due to reduced depreciation on technology equipment.

Marketing expense decreased $4,000 or 2.6% from the second quarter of 2012 to $150,000 for the second quarter of 2013. The decrease in marketing expense is primarily related to a reduction in expenses for promotional items.

Legal, accounting and consulting expense increased $58,000 or 21.1% from the second quarter of 2012 to $333,000 for the second quarter of 2013 due to legal expenses primarily associated with the management and disposition of problem hospitality loans.

Data processing expense increased $20,000 or 6.5% for the second quarter of 2013 compared with the same time period in 2012 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

FDIC deposit insurance expense increased $25,000 from $107,000 for the second quarter of 2012 to $132,000 for the second quarter of 2013 due to changes in the factors used to calculate FDIC expense.

Other operating expenses increased $61,000 or 9.2% in the second quarter of 2013 compared with the second quarter of 2012.  The increase was primarily due to increased expenses related to deposit related charge-offs.

INCOME TAXES
Income tax expense was $233,000 for the quarter ended June 30, 2013, and the Company had an income tax benefit of $138,000 for the quarter ended June 30, 2012. The effective tax rate was 22.5% for the second quarter of 2013. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NET INCOME
Net income of $1.77 million for the six months ended June 30, 2013 was a 71.0% increase from the net income for the six months ended June 30, 2012 of $1.03 million. Earnings per share on a fully diluted basis were $0.47 for the six months ended June 30, 2013 compared with $0.28 for the six months ended June 30, 2012. Profitability as measured by return on average assets increased from 0.35% in the six months ended June 30, 2012 to 0.60% for the same period in 2013. Profitability as measured by return on average equity increased from 4.30% to 7.38% over the same respective quarters in 2012 and 2013. The increase in net income was primarily due to the $2.33 million reduction in the provision for loan losses for the six months ended June 30, 2013 compared with the six months ended June 30, 2012, substantially offset by the $952,000 decrease in net interest income and $209,000 increase in total other expenses over the same time periods.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $952,000 or 8.9% to $9.77 million for the six months ended June 30, 2013 from $10.72 million for the six months ended June 30, 2012.  The decrease in net interest income was due primarily to the decline in loan and security balances, increase in nonaccrual loans and reduced yields on earning assets. This was partially offset by reduced rates on deposits over the same period.  The Company's net interest margin decreased from 3.93% in the six months ended June 30, 2012 to 3.60% in the six months ended June 30, 2013.

Total interest income decreased $1.40 million or 10.9% to $11.47 million for the six months ended June 30, 2013 from $12.87 million for the six months ended June 30, 2012. This decrease was primarily due to reduced loan balances and a 49 basis point decline in the yield on earning assets from six months ended June 30, 2012 to the six months ended June 30, 2013.

The tax-equivalent average yield on loans was 4.90% for the six months ended June 30, 2013, down from 5.36% in the six months ended June 30, 2012. Average loan balances decreased $9.0 million or 2.0% to $448.5 million during the six months ended June 30, 2013 from $457.5 million during the six months ended June 30, 2012. The decrease in balances and yield resulted in a $1.30 million or 10.7% decline in interest and fee income from loans for the six months ended June 30, 2013 compared with the same period in 2012. On a tax equivalent basis, the decrease was $1.32 million or 10.8%.

Average investment security balances decreased $8.8 million from $58.4 million in the six months ended June 30, 2012 to $49.6 million in the six months ended June 30, 2013. The tax-equivalent average yield on investments decreased from 2.63% for the six months ended June 30, 2012 to 2.58% for the six months ended June 30, 2013.  Interest and dividend income on security investments decreased $129,000 or 18.3%, from $705,000 for the six months ended June 30, 2012 to $576,000 for the six months ended June 30, 2013. Interest income on deposits in other banks increased $21,000 from six months ended June 30, 2012 to six months ended June 30, 2013 resulting from higher earning balances at the Federal Reserve.

Total interest expense decreased  $451,000 or 20.90% from $2.15 million for the six months ended June 30, 2012 to $1.70 million for the six months ended June 30, 2013, primarily due to the decline in interest paid on time deposits.

Interest paid on deposits decreased $404,000 or 25.80% from $1.57 million for the six months ended June 30, 2012 to $1.16 million for the six months ended June 30, 2013.   Average balances on time deposits declined $25.5 million or 16.8% from $151.9 million to $126.4 million while the average rate decreased from 1.59% to 1.38% in the six months ended June 30, 2012 to the six months ended June 30, 2013, resulting in $334,000 less interest expense.  Average money market accounts decreased $699,000 or 1.6% from the six months ended June 30, 2012 to the six months ended June 30, 2013 while the rate declined from 0.22% to 0.18%, resulting in $10,000 less interest expense.  Average savings account balances increased $5.8 million from the six months ended June 30, 2012 to the six months ended June 30, 2013, while their average rate was 0.16% and 0.14% over the same respective periods, resulting in a decrease of $4,000 of interest expense for the six months ended June 30, 2013.  Average NOW deposit balances increased $12.7 million from the six months ended June 30, 2012 to the six months ended June 30, 2013, while the average rate decreased from 0.31% to 0.23%, resulting in a decrease of $56,000 in NOW interest expense for the six months ended June 30, 2013.

From the six months ended June 30, 2012 to the six months ended June 30, 2013, interest expense on FHLB of Atlanta advances decreased $47,000. Interest expense on capital securities was $99,000 for the six months ended June 30, 2012 and  2013.

The average rate on total interest-bearing liabilities decreased from 0.94% in the six months ended June 30, 2012 to 0.75% for the six months ended June 30, 2013.

The following table sets forth information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively, for the periods presented.

Average Balances, Income and Expense, and Average Yields and Rates

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$431,188	$10,659	4.98%	$443,617	$11,913	5.40%
Tax-exempt (1)	7,262	228	6.34%	9,032	290	6.47%
Nonaccrual (2)	10,052	-	0.00%	4,868	-	0.00%
Total Loans	448,502	10,887	4.90%	457,517	12,203	5.36%

Securities
Taxable	42,756	453	2.12%	51,464	582	2.26%
Tax-exempt (1)	6,823	186	4.56%	6,893	186	5.41%
Total securities	49,579	639	2.58%	58,357	768	2.63%

Deposits in banks	57,051	84	0.30%	40,880	63	0.31%
Federal funds sold	10	-	0.16%	9	-	0.20%
Total earning assets	555,142	$11,610	4.22%	556,763	$13,034	4.71%

Less: Reserve for loan losses	(6,399)			(6,990)
Cash and due from banks	5,069			4,966
Bank premises and equipment, net	14,889			15,152
Other real estate owned	1,406			1,776
Other assets	25,751			23,498
Total Assets	$595,858			$595,165

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$85,314			$78,089

Interest-bearing deposits
NOW accounts	185,097	$210	0.23%	172,426	$266	0.31%
Money market accounts	43,901	38	0.18%	44,600	48	0.22%
Savings accounts	69,919	47	0.14%	64,083	51	0.16%
Time deposits	126,393	868	1.38%	151,921	1202	1.59%
Total interest-bearing deposits	425,310	1,163	0.55%	433,030	1,567	0.73%

Federal funds purchased	3	-	0.53%	8	-	0.76%
Federal Home Loan Bank advances	25,837	440	3.44%	25,000	487	3.92%
Capital securities of subsidiary trust	4,124	99	4.83%	4,124	99	4.86%
Total interest-bearing liabilities	455,274	1,702	0.75%	462,162	2,153	0.94%

Other liabilities	6,985			6,636
Shareholders' equity	48,285			48,278
Total Liabilities & Shareholders' Equity	$595,858			$595,165

Net interest spread		$9,908	3.46%		$10,881	3.77%

Interest expense as a percent of average earning assets			0.62%			0.78%
Net interest margin			3.60%			3.93%

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

	Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(1,254)	$(334)	$(920)
Loans; tax-exempt (1)	(62)	(57)	(5)
Securities; taxable	(129)	(98)	(31)
Securities; tax-exempt (1)	-	(2)	2
Deposits in banks	21	25	(4)
Federal funds sold	-	-	-
Total Interest Income	(1424)	(466)	(958)

Interest Expense
NOW accounts	(56)	19	(75)
Money market accounts	(10)	(1)	(9)
Savings accounts	(4)	4	(8)
Time deposits	(334)	(202)	(132)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(47)	17	(64)
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(451)	(163)	(288)
Net Interest Income	$(973)	$(303)	$(670)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $967,000 for the six months ended June 30, 2013 compared with $3.30 million for the six months ended June 30, 2012. The amount of the provision for loan loss was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $2.33 million decrease in the provision for loan losses was primarily due to reduction in nonperforming loans, partially offset by the need to add additional reserves on the remaining impaired hospitality loan.

OTHER INCOME
Total other income decreased by $68,000 or 2.1%  from $3.25 million for the six months ended June 30, 2012 to $3.18 million in the six months ended June 30, 2013. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The decrease was primarily due to a $163,000 decline in the gain on sale of securities during the six months ended June 30, 2013 compared with the six months ended June 30, 2012, partially offset by a $81,000 increase in brokerage fees over the same time period.

Trust and estate income decreased $20,000 or 2.7% from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due primarily due to decreased revenues on the settlement of estates.

Brokerage service revenues increased $81,000 or 50.0% from the six months ended June 30, 2012 to the six months ended June 30, 2013 due to higher volumes of products sold as well as those which generate higher commissions.

Service charges on deposit accounts decreased $18,000 or 1.3% to $1,327,000 for the six months ended June 30, 2013 compared to one year earlier.   This was primarily due to a decrease in the first quarter of 2013 resulting from changes in processing overdrafts, including waiving all charges on low dollar overdrafts and reduced customer overdraft activity, which was partially offset by a second quarter increase in the number of checking accounts as well as fee structure changes.

Other service charges, commissions and fees increased $52,000 or 6.2% from $834,000 in six months ended June 30, 2012 to $886,000 in the six months ended June 30, 2013. Included in other service charges, commissions, and income is debit card interchange income which totaled $555,000 and $529,000 for the first six months of 2013 and 2012, respectively. Also included is Bank Owned Life Insurance ("BOLI") income, which was $199,000 during the six months ended June 30, 2013, compared with $210,000 one year earlier.

OTHER EXPENSE
Total other expense increased $209,000 or 2.2% during the six months ended June 30, 2013 compared with the six months ended June 30, 2013, primarily due to increases in salary and benefit expense, legal fees and FDIC insurance expense.

Salaries and employees' benefits increased $49,000 or 1.0% from six months ended June 30, 2013 to six months ended June 30, 2013.

Occupancy expense increased $15,000 or 1.6%, while furniture and equipment expense decreased $58,000 or 9.9%, from six months ended June 30, 2013 to six months ended June 30, 2013.

Marketing expense decreased $29,000 or 9.1% from the six months ended June 30, 2013 to $290,000 for the six months ended June 30, 2013. The decrease in marketing expense is primarily related to a reduction in expenses for promotional items.

Legal, accounting and consulting expense increased $106,000 or 19.9% from the six months ended June 30, 2013 to $638,000 for the six months ended June 30, 2013 due to legal expenses associated with the management and disposition of problem hospitality loans.

Data processing expense increased $29,000 or 4.7% for the six months ended June 30, 2013 compared with the same time period in 2012 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

FDIC deposit insurance expense increased $43,000 from $225,000 for the six months ended June 30, 2013 to $268,000 for the six months ended June 30, 2013 due to changes in the factors used to calculate FDIC expense.

Other operating expenses increased $50,000 or 3.4% in the six months ended June 30, 2013 compared with the six months ended June 30, 2012.  The decrease was primarily due to increased expenses related to non-loan chargeoffs.

INCOME TAXES
Income tax expense was $546,000 for the six months ended June 30, 2013 and $175,000 for the quarter ended June 30, 2012. The effective tax rate was 23.6% and 14.5% for the first six months of 2013 and 2012, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2013  AND DECEMBER 31, 2012
Total assets were $590.9 million at June 30, 2013 compared with $601.4 million at December 31, 2012, a decrease of 1.7% or $10.5 million. Balance sheet categories reflecting significant changes included loans and deposits. Each of these categories is discussed below.

LOANS.  Loans, net of allowance for loan losses, were $436.1 million at June 30, 2013, reflecting a decrease of $9.0 million from $445.1 million at December 31, 2012.  The decrease is due to increased competition and a slow local economy for real estate lending. During the six months ended June 30, 2013, the Bank purchased $4.9 million of U.S. Government guaranteed student loans as part of the Federal Rehabilitated Student Loan Program. For additional information regarding Federal Rehabilitated Student Loans, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

DEPOSITS. For the six months ended June 30, 2013, total deposits increased by $4.2 million or 0.8% when compared with total deposits at December 31, 2012. Non-interest-bearing deposits decreased by $2.7 million and interest-bearing deposits increased by $6.9 million. Included in interest-bearing deposits at June 30, 2013 and December 31, 2012 were $25.3 million and $26.0 million, resectively, of brokered deposits as defined by the Federal Reserve.  Of the $25.3 million in brokered deposits, $21.0 million represent deposits of Bank customers, exchanged through the CDARS' network.  With the CDARS' program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The decrease in the Bank's non-interest-bearing deposits and increase in interest-bearing deposits during the first six months of 2013 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank's funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2013 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

In accordance with ASC 855-10/SFAS 165 and discussed in Note 23: "Subsequent Events" in the Company's 2012 Annual Report on Form 10-K, two events subsequent to December 31, 2012 were recognized with respect to the audited financial statements for the year ended December 31, 2012. These events occurred subsequent to the Company's February 4, 2013 press release with respect to unaudited financial statements and fourth quarter 2012 earnings. The first event on March 14, 2013:  the Company's Board of Directors approved a settlement on a large nonperforming commercial real estate/hospitality loan based on an updated appraisal received concurrently with a proposed settlement offer. This resulted in a $607,000 addition to the provision for loan loss and an additional charge-off of $1.0 million on the loan and a remaining loan balance of $4.0 million. During the six months ended June 30, 2013, the remaining $4.0 million of this loan was paid off in full. The second event occurring during March 2013: the Company received an updated appraisal on an other real estate owned ("OREO") property which resulted in a $370,000 addition to the reserve for OREO loss.

Non-performing assets totaled $8.1 million or 1.37% of total assets at June 30, 2013, compared with $12.1 million or 2.00% of total assets at December 31, 2012, and $9.5 million or 1.62% of total assets at June 30, 2012. Included in non-performing assets at June 30, 2013 were $0 of non-performing pooled trust preferred bonds at market value, $1.4 million of OREO and $6.7 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 1.51% at June 30, 2013, as compared with 2.36% and 1.61% at December 31, 2012 and June 30, 2012, respectfully.

Student loans that were past due 90 days or more and still accruing interest totaled $3.2 million at June 30, 2013 and zero at December 31, 2012. These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  Other loans that were past due 90 days or more and still accruing interest totaled $355,000 at June 30, 2013, compared with $132,000 on December 31, 2012 and $201,000 at June 30, 2012.  During the quarter ended June 30, 2013, there were two loans totaling $1.1 million that were identified as Troubled Debt Restructurings ("TDRs").  At the end of the quarter, twelve TDRs, totaling $9.5 million, were in the loan portfolio.  Nine of the loans, totaling $8.5 million, were on accrual status and performing in accordance with the modified terms. The remaining three loans, totaling $1.0, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves had been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At June 30, 2013, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities exceeded 5% of total gross loans. The largest industry concentration of loans and loan commitments at June 30, 2013 was approximately $13.9 million or 3.1% of loans to the childcare industry. The second largest industry concentration of loans and loan commitments at June 30, 2013 was approximately $13.2 million, or 3.0% of loans to the hospitality industry (hotels, motels, inns, etc.) The deterioration of credit quality among hospitality loan relationships was the primary cause of the increases in non-performing loans, loan charge-offs and the provision for loan losses during 2012 and the first six months of 2013, as well as the level of loan charge-offs and  non-performing loans over that same period.

The following table sets forth certain credit information with respect to the Bank's hospitality loan portfolio, as well as reserve and charge-off activity, at the dates indicated. Please note that all hospitality loans are part of the commercial real estate loan segment as discussed throughout this report, in particular in Note 3 "Loans and Allowance for Loan Losses" of the Notes to Consolidated Financial Statements. Please also note that loan commitments of $911,000 at June 30, 2013 are not included in the table below. All $911,000 of loan commitments are for performing, non-impaired loan relationships.

Hospitality Loans

(Dollars in thousands)	Outstanding Balance	Number of Loan Relationships	Reserve Allocation	U.S. Government Guarantee
At December 31, 2012:
Pass	$8,885	3	$65	$-
Special mention	-	-	-	-
Substandard	7,230	2	-	2,358
Doubtful	-	-	-	-
Loss	-	-	-	-
Total hospitality loans	$16,115	5	$65	$2,358

At June 30, 2013:
Pass	$9,085	3	$65	$-
Special mention	-	-	-	-
Substandard	3,229	1	522	2,358
Doubtful	-	-	-	-
Loss	-	-	-	-
Total hospitality loans	$12,314	4	$587	$2,358

At December 31, 2012:
Not impaired	$8,885	3	$65	$-
Impaired	7,230	2	-	2,358
Total hospitality loans	$16,115	5	$65	$2,358

At June 30, 2013:
Not impaired	$9,085	3	$65	$-
Impaired	3,229	1	522	2,358
Total hospitality loans	$12,314	4	$587	$2,358

At December 31, 2012:
Performing	$8,885	3	$65	$-
Non-performing	7,230	2	-	2,358
Total hospitality loans	$16,115	5	$65	$2,358

At June 30, 2013:
Performing	$9,085	3	$65	$-
Non-performing	3,229	1	522	2,358
Total hospitality loans	$12,314	4	$587	$2,358

Hospitality Loan Activity

(In thousands)	Outstanding Balance	Number of Loan Relationships	Reserve Allocation	U.S. Government Guarantees

Balance at December 31, 2012:	$16,115	5	$65	$2,358
Disbursements	333	-	-	-
Amortization/prepayments on performing	(134)	-	-	-
Amortization/prepayments on non-performing	(4,000)	(1)	-	-
Charge-offs	-	-	-	-
Provision for loan losses	-	-	522	-
Balance at June 30, 2013	$12,314	4	$587	$2,358

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for commercial construction and land loans and (b) 300% for permanent investor commercial real estate loans. As of June 30, 2013, commercial construction and land loans were $30.4 million or 53.2% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $133.4 million or 233.5% of the concentration guideline.

CONTRACTUAL OBLIGATIONS
As of June 30, 2013, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2013, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of June 30, 2013, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At June 30, 2013 and December 31, 2012, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Risk Based Capital Ratios

	June 30, 2013	December 31, 2012
(Dollars in thousands)
Tier 1 Capital:
Shareholders' Equity	$48,103	$47,748

Plus: Unrealized loss on securities available for sale, net	2,158	1,398
Less: Unrealized loss on equity securities, net	-	-
Plus: Accumulated net loss on hedges	148	314
Plus: Company-obligated mandatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	(139)	-
Total Tier 1 Capital	54,270	53,460

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,351	5,493

Total Capital:	$59,621	$58,953

Risk Weighted Assets:	$426,632	$438,705

Regulatory Capital Ratios:
Leverage Ratio	9.08%	9.12%
Tier 1 to Risk Weighted Assets	12.72%	12.19%
Total Capital to Risk Weighted Assets	13.97%	13.44%

On July 2, 2013, the Federal Reserve Board adopted a final rule ("new rule") for the U. S. implementation of the Basel III accords for banking organizations. This new rule will result in higher minimum capital requirements that better reflect banking organizations' risk profiles, and establishes criteria that capital instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital. The minimum capital to risk-weighted assets requirements include: a new common equity tier 1 capital ratio of 4.50%; a revised tier 1 capital ratio of 6.00%, which is an increase from 4.00%, and the total capital ratio that remains at 8.00%. The minimum leverage ratio (tier 1 capital to total assets) is 4.00%. The new rule maintains the general structure of the current Prompt Corrective Action framework while incorporating these increased minimum requirements. The Bank is subject to the new rule on January 1, 2015, and management believes that the Bank will be fully compliant with the revised standards on the effective date.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $48.1 million at June 30, 2013 compared with $47.7 million at December 31, 2012 and $47.5 million at June 30, 2012. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  On January 17, 2013, the Company's Board of Directors authorized the Company to repurchase up to 110,855 shares (3% of common stock outstanding on January 1, 2013) beginning January 1, 2013 and continuing until the next Board reset.  No shares were repurchased during the six months ended June 30, 2013. Accumulated other comprehensive income/loss was an unrealized loss net of tax benefit of $2.3 million at June 30, 2013 compared with an unrealized loss of $1.7 million at December 31, 2012 and $1.7 million at June 30, 2012.

As discussed in "Company-Obligated Mandatorily Redeemable Capital Securities" in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of June 30, 2013, the appropriate regulatory authorities have categorized the Company and the Bank as "well capitalized."

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, federal funds lines of credit with the Federal Reserve and other banks, and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds. Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Bank's internal sources of such liquidity are deposits, loan and investment repayments, and securities available for sale. The Bank's primary external sources of liquidity are federal funds lines of credit with the Federal Reserve Bank and other banks and advances from the FHLB of Atlanta.

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $62.5 million at June 30, 2013 compared with $64.4 million at December 31, 2012. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $6.0 million was unpledged and readily salable at June 30, 2013. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $124.4 million at June 30, 2013 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $57.7 million. At June 30, 2013, $13.2 million of the FHLB of Atlanta line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2013 and December 31, 2012. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses
	June 30, 2013			December 31, 2012
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$57,746	$-	$57,746	$69,692	$-	$69,692
Federal Home Loan Bank advances	124,437	13,170	111,267	118,636	28,200	90,436
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			16,483			39,044
Securities, available for sale and unpledged at fair value			6,031			5,917
Total short-term funding sources			$191,527			$205,089

Uses:
Unfunded loan commitments and lending lines of credit			$64,418			$61,615
Letters of credit			4,616			4,001
Total potential short-term funding uses			$69,034			$65,616

Ratio of short-term funding sources to potential short-term funding uses			277.4%			312.6%

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

There have been no material changes to the quantitative and qualitative disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operations of the Company's disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the management of Fauquier Bankshares, Inc., including the Chief Executive Officer and the Chief Financial Officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company's disclosure controls and procedures were effective as of the end of such period.

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2013.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2013, the Company's Board of Directors authorized the Company to repurchase up to 110,855 shares (3% of common stock outstanding on January 1, 2013) beginning January 1, 2013 and continuing until the next Board reset.  No shares were repurchased during the three month period ended June 30, 2013.

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

101.00*
The following materials from the Company's Form 10-Q Report for the quarterly period ended June 30, 2013, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income (4) Consolidated Statement of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  August 14, 2013

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: August 14, 2013