Form 10-Q
period 2013-09-30
FAUQUIER BANKSHARES, INC.
filed 2013-11-14
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

x	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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
Yes ☐ No ☒

The registrant had 3,713,342 shares of common stock outstanding as of November 5, 2013.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION
ITEM 1.                            FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,112	$4,684
Interest-bearing deposits in other banks	48,539	59,740
Federal funds sold	9	11
Securities available for sale	50,100	48,092
Restricted investments	1,462	2,337
Loans	455,005	451,366
Allowance for loan losses	(6,481)	(6,258)
Net loans	448,524	445,108
Bank premises and equipment, net	14,833	14,763
Accrued interest receivable	1,386	1,283
Other real estate owned, net of allowance	1,406	1,406
Bank-owned life insurance	12,335	12,038
Other assets	11,743	11,925
Total assets	$595,449	$601,387

Liabilities
Deposits:
Noninterest-bearing	$91,589	$89,264
Interest-bearing:
Checking	204,108	191,039
Savings and money market accounts	117,065	108,794
Time deposits	110,041	126,037
Total interest-bearing	431,214	425,870
Total deposits	522,803	515,134

Federal Home Loan Bank advances	13,155	28,200
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	6,482	6,181
Commitments and contingencies
Total liabilities	546,564	553,639

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2013: 3,713,342 shares including 34,109 non-vested shares: 2012: 3,695,160 shares including 31,423 non-vested shares	11,516	11,467
Retained earnings	39,647	37,993
Accumulated other comprehensive income (loss), net	(2,278)	(1,712)
Total shareholders' equity	48,885	47,748
Total liabilities and shareholders' equity	$595,449	$601,387

See accompanying Notes to Consolidated Financial Statements.

 Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2013 and 2012

(In thousands, except per share data)	2013	2012
Interest Income
Interest and fees on loans	$5,490	$5,942
Interest and dividends on securities available for sale:
Taxable interest income	221	230
Interest income exempt from federal income taxes	62	62
Dividends	30	28
Interest on deposits in other banks	38	26
Total interest income	5,841	6,288

Interest Expense
Interest on deposits	556	693
Interest on Federal Home Loan Bank advances	83	234
Distribution on capital securities of subsidiary trusts	50	50
Total interest expense	689	977

Net interest income	5,152	5,311

Provision for loan losses	333	550

Net interest income after provision for loan losses	4,819	4,761

Other Income
Trust and estate income	364	336
Brokerage income	83	75
Service charges on deposit accounts	765	664
Other service charges, commissions and income	477	467
Gain on sale of securities	-	2
Total other income	1,689	1,544

Other Expenses
Salaries and benefits	2,302	2,360
Occupancy expense of premises	492	484
Furniture and equipment	249	283
Marketing expense	162	202
Legal, audit and consulting expense	314	261
Data processing expense	349	294
Federal Deposit Insurance Corporation expense	120	121
Loss on sale or impairment and expense of other real estate owned, net	-	8
Other operating expenses	938	628
Total other expenses	4,926	4,641

Income before income taxes	1,582	1,664

Income tax expense	418	452

Net Income	$1,164	$1,212

Earnings per Share, basic	$0.31	$0.33

Earnings per Share, assuming dilution	$0.31	$0.33

Dividends per Share	$0.12	$0.12
See accompanying Notes to Consolidated Financial Statements.

 Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months September 30, 2013 and 2012

(In thousands, except per share data)	2013	2012
Interest Income
Interest and fees on loans	$16,300	$18,047
Interest and dividends on securities available for sale:
Taxable interest income	637	772
Interest income exempt from federal income taxes	184	185
Dividends	66	68
Interest on deposits in other banks	123	88
Total interest income	17,310	19,160

Interest Expense
Interest on deposits	1,719	2,260
Interest on Federal Home Loan Bank advances	523	721
Distribution on capital securities of subsidiary trusts	149	150
Total interest expense	2,391	3,131

Net interest income	14,919	16,029

Provision for loan losses	1,300	3,850

Net interest income after provision for loan losses	13,619	12,179

Other Income
Trust and estate income	1,087	1,079
Brokerage income	326	237
Service charges on deposit accounts	2,092	2,010
Other service charges, commissions and income	1,364	1,301
Gain on sale of securities	-	165
Total other income	4,869	4,792

Other Expenses
Salaries and benefits	7,114	7,123
Occupancy expense of premises	1,453	1,429
Furniture and equipment	777	869
Marketing expense	452	522
Legal, audit and consulting expense	952	793
Data processing expense	996	912
Federal Deposit Insurance Corporation expense	388	345
Loss on sale or impairment and expense of other real estate owned, net	9	13
Other operating expenses	2,453	2,093
Total other expenses	14,594	14,099

Income before income taxes	3,894	2,872

Income tax expense	964	627

Net Income	$2,930	$2,245

Earnings per Share, basic	$0.79	$0.61

Earnings per Share, assuming dilution	$0.79	$0.61

Dividends per Share	$0.36	$0.36
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended September 30, 2013 and 2012

(In thousands)	2013	2012
Net Income	$1,164	$1,212
Other comprehensive income, net of tax:
Interest rate swap, net of tax effect of $0 in 2013 and $26 in 2012	-	(51)
Change in fair value of securities available-for-sale net of tax effect of $(14) in 2013 and $(88) in 2012	28	172
Adjustment for gain on sale of securities available-for-sale, net of tax of $0 in 2013 and $1 in 2012	-	(1)
Total other comprehensive income (loss), net of tax of $(14) in 2013 and $(61) in 2012	28	120
Comprehensive Income (Loss)	$1,192	$1,332

For the Nine Months Ended September 30, 2013 and 2012

(In thousands)	2013	2012
Net Income	$2,930	$2,245
Other comprehensive income, net of tax:
Interest rate swap, net of tax effect of $(86) in 2013 and $216 in 2012	166	(419)
Change in fair value of securities available-for-sale net of tax effect of $377 in 2013 and $(126) in 2012	(732)	244
Adjustment for gain on sale of securities available-for-sale, net of tax of $0 in 2013 and $56 in 2012		(109)
Total other comprehensive income (loss), net of tax of $292 in 2013 and $146 in 2012	(566)	(284)
Comprehensive Income	$2,364	$1,961

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2013 and 2012

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$11,384	$37,504	$(1,317)	$47,571
Net income		2,245		2,245
Other comprehensive income (loss) net of tax effect of $146			(284)	(284)
Cash dividends ($.36 per share)		(1,330)		(1,330)
Amortization of unearned compensation, restricted stock awards		104		104
Issuance of common stock – non-vested shares (13,074 shares)	41	(41)		-
Issuance of common stock - vested shares (13,477 shares)	42	111		153
Balance, September 30, 2012	$11,467	$38,593	$(1,601)	$48,459

Balance, December 31, 2012	$11,467	$37,993	$(1,712)	$47,748
Net income		2,930		2,930
Other comprehensive income(loss) net of tax effect of $292			(566)	(566)
Cash dividends ($.36 per share)		(1,337)		(1,337)
Amortization of unearned compensation, restricted stock awards		111		111
Issuance of common stock – non-vested shares (9,784 shares)	31	(31)		-
Issuance of common stock - vested shares (5,712 shares)	18	50		68
Tax effect of restricted stock grant		(69)		(69)
Balance, September 30, 2013	$11,516	$39,647	$(2,278)	$48,885

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2013 and 2012
(In thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$2,930	$2,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	832	881
Loss on disposal of obsolete assets	11	-
Provision for loan losses	1,300	3,850
(Gain) on interest rate swaps	(38)	-
(Gain) on sale and call of securities	-	(165)
Amortization of security premiums, net	47	26
Amortization of unearned compensation, net of forfeiture	111	104
Tax effect of vested stock grant	(69)	-
Changes in assets and liabilities:
(Increase) decrease in other assets	127	(1,321)
Increase (decrease) in other liabilities	798	(1,401)
Net cash provided by operating activities	6,049	4,219

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	-	3,684
Proceeds from maturities, calls and principal payments of securities available for sale	13,625	15,858
Purchase of securities available for sale	(16,789)	(24,717)
Purchase of premises and equipment	(913)	(1,150)
Redemptions restricted securities	875	350
Net (increase) decrease in loans	(4,977)	2,932
Net cash (used in) investing activities	(8,179)	(3,043)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	23,665	(6,745)
Net decrease in certificates of deposit	(15,996)	(31,820)
Decrease in FHLB advances	(15,045)	-
Cash dividends paid on common stock	(1,337)	(1,330)
Issuance of common stock	68	153
Net cash (used in) financing activities	(8,645)	(39,742)

(Decrease) in cash and cash equivalents	(10,775)	(38,566)

Cash and Cash Equivalents
Beginning	64,435	72,160

Ending	$53,660	$33,594

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,480	$3,194

Income taxes	$11	$2,038

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax effect	$(732)	$135
Unrealized gain (loss) on interest rate swap, net of taxes	$166	$(419)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1.                          General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiaries: The Fauquier Bank ("the Bank") and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2013 and December 31, 2012 and the results of operations for the three and nine months ended September 30, 2013 and 2012.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full year.

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

Notes to Consolidated Financial Statements
Note 2.                          Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	September 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$42,331	$373	$(474)	$42,230
Obligations of states and political subdivisions	6,782	297	(1)	7,078
Corporate bonds	3,861	-	(3,421)	440
Mutual funds	351	1	-	352
	$53,325	$671	$(3,896)	$50,100

	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$39,240	$794	$(20)	$40,014
Obligations of states and political subdivisions	6,786	604	-	7,390
Corporate bonds	3,836	-	(3,511)	325
Mutual funds	346	17	-	363
	$50,208	$1,415	$(3,531)	$48,092

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2013
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,999	$2,023
Due after one year through five years	10,044	9,961
Due after five years through ten years	13,816	14,111
Due after ten years	27,115	23,653
Equity securities	351	352
	$53,325	$50,100

There were no impairment losses on securities during the three and nine months ended September 30, 2013 and 2012.

During the nine months ended September 30, 2013, no securities were sold, and six securities totaling a fair value of $7.0 million were called or matured.  Over the same period, fourteen securities totalling $16.8 million were purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$22,412	$(474)	$-	$-	$22,412	$(474)
Obligations of states and political subdivisions	513	(1)	-	-	513	(1)
Corporate bonds	-	-	440	(3,421)	440	(3,421)
Total temporary impaired securities	$22,925	$(475)	$440	$(3,421)	$23,365	$(3,896)
(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$2,165	$(20)	$-	$-	$2,165	$(20)
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds	-	-	325	(3,511)	325	(3,511)
Total temporary impaired securities	$2,165	$(20)	$325	$(3,511)	$2,490	$(3,531)

The nature of securities which were temporarily impaired for a continuous twelve month period or more at September 30, 2013 consisted of four corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI")  totaling $3.9 million and a temporary loss of approximately $3.4 million. The method for valuing these four corporate bonds came from Moody's Analytics. Moody's Analytics employs a two-step discounted cash-flow valuation process. The first step is to evaluate the financial condition of the individual creditors in order to estimate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These four corporate bonds are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 59 different financial institutions per bond. They have an estimated maturity of 20 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate ("LIBOR").  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of September 30, 2013. Three bonds totaling $128,000 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.  One bond, totaling $312,000 at fair value, has been performing for five consecutive quarters, is projected to repay the full outstanding interest and principal, and is now classified as a performing corporate bond investment.

Notes to Consolidated Financial Statements
Additional information regarding each of the pooled trust preferred securities as of September 30, 2013 follows:
(Dollars in thousands)
Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit

$357	$33	65.10%	5.90%	29.00%	broken	Caa3	$584	$213
1,610	312	67.90%	11.90%	20.20%	3.9%	Caa3	348	856
1,323	60	63.00%	29.00%	8.00%	broken	Ca	677	834
571	35	67.00%	22.00%	11.00%	broken	C	429	354
$3,861	$440						$2,038	$2,257

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2012	$2,115
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(77)
Ending balance as of September 30, 2013	$2,038

The carrying value of securities pledged to secure deposits and for other purposes amounted to $43.3 million and $41.5 million at September 30, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements
Note 3.	Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Nine Months Ended September 30, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258
Charge-offs	(257)	(550)	-	(104)	-	(82)	(174)	-	(1,167)
Recoveries	59	-	-	23	-	2	6	-	90
Provision	338	1,161	40	64	72	(209)	(275)	109	1,300
Ending balance at 9/30/2013	$1,072	$2,296	$442	$23	$72	$1,402	$893	$281	$6,481

Ending balances individually evaluated for impairment	$219	$515	$341	$-	$-	$202	$-	$-	$1,277

Ending balances collectively evaluated for impairment	$853	$1,781	$101	$23	$72	$1,200	$893	$281	$5,204

Loans Receivable
Individually evaluated for impairment	$481	$6,868	$4,130	$-	$-	$2,145	$98		$13,722
Collectively evaluated for impairment	24,248	176,434	31,702	3,756	24,578	137,411	43,154		441,283
Ending balance at 9/30/2013	$24,729	$183,302	$35,832	$3,756	$24,578	$139,556	$43,252		$455,005

Notes to Consolidated Financial Statements
		As of and for the Year Ended December 31, 2012
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2011	$795	$2,899	$195	$31	$-	$1,584	$698	$526	$6,728
Charge-offs	(526)	(5,004)	-	(117)	-	(126)	(536)	-	(6,309)
Recoveries	7	9	-	14	-	2	-	-	32
Provision	656	3,781	207	112	-	231	1,174	(354)	5,807
Ending balance at 12/31/2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258

Ending balances individually evaluated for impairment	$428	$-	$293	$-	$-	$176	$112	$-	$1,009

Ending balances collectively evaluated for impairment	$504	$1,685	$109	$40	$-	$1,515	$1,224	$172	$5,249

Loans Receivable
Individually evaluated for impairment	$674	$9,612	$4,175	$4	$-	$2,372	$228		$17,065
Collectively evaluated for impairment	26,466	183,393	35,870	4,563	4,994	134,218	44,797		434,301
Ending balance at 12/31/2012	$27,140	$193,005	$40,045	$4,567	$4,994	$136,590	$45,025		$451,366

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

Credit Quality Indicators

		As of September 30, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,965	$149,331	$31,702	$3,749	$24,578	$125,485	$39,399	$395,209
Special mention	1,332	21,293	-	-	-	6,764	2,751	32,140
Substandard	2,257	12,678	3,994	7	-	6,616	1,102	26,654
Doubtful	175	-	136	-	-	691	-	1,002
Loss	-	-	-	-	-	-	-	-
Total	$24,729	$183,302	$35,832	$3,756	$24,578	$139,556	$43,252	$455,005

		As of December 31, 2012
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,704	$152,483	$35,871	$4,558	$4,994	$120,451	$40,189	$380,250
Special mention	2,635	21,455	-	-	-	9,016	2,878	35,984
Substandard	2,391	19,067	4,038	9	-	6,456	1,958	33,919
Doubtful	410	-	136	-	-	667	-	1,213
Loss	-	-	-	-	-	-	-	-
Total	$27,140	$193,005	$40,045	$4,567	$4,994	$136,590	$45,025	$451,366

Notes to Consolidated Financial Statements
Age Analysis of Past Due Loans Receivable

	As of September 30, 2013
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$-	$-	$162	$162	$24,567	$24,729	$-	$386
Commercial real estate	-	-	3,133	3,133	180,169	183,302	-	3,133
Construction and land	61	-	136	197	35,635	35,832	-	136
Consumer	37	-	1	38	3,718	3,756	1	-
Student (U.S. Government guaranteed)	9,399	306	3,629	13,334	11,244	24,578	3,629	-
Residential real estate	593	486	879	1,958	137,598	139,556	-	1,405
Home equity line of credit	27	-	-	27	43,225	43,252	-	-
Total	$10,117	$792	$7,940	$18,849	$436,156	$455,005	$3,630	$5,060

	As of December 31, 2012
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$92	$52	$41	$185	$26,955	$27,140	$-	$643
Commercial real estate	-	-	7,712	7,712	185,293	193,005	-	7,712
Construction and land	508	250	136	894	39,151	40,045	-	136
Consumer	39	10	5	54	4,513	4,567	1	4
Student (U.S. Government guaranteed)	-	-	-	-	4,994	4,994	-	-
Residential real estate	2,397	397	1,474	4,268	132,322	136,590	-	1,927
Home equity line of credit	1,424	-	311	1,735	43,290	45,025	131	228
Total	$4,460	$709	$9,679	$14,848	$436,518	$451,366	$132	$10,650

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012.  The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  At September 30, 2013, $3.6 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	September 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$151	$151	$-	$177	$5
Commercial real estate	4,292	4,292	-	4,302	72
Construction and land	1,997	1,997	-	2,018	76
Student (U.S. Govenment guaranteed)	-	-	-	-	-
Residential real estate	1,217	1,217	-	1,251	12
Home equity line of credit	98	98	-	249	10
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$330	$330	$219	$344	$2
Commercial real estate	2,576	2,576	515	2,857	68
Construction and land	2,133	2,133	341	2,134	66
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	928	928	202	947	13
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$481	$481	$219	$521	$7
Commercial real estate	6,868	6,868	515	7,159	140
Construction and land	4,130	4,130	341	4,152	142
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	2,145	2,145	202	2,198	24
Home equity line of credit	98	98	-	249	10
Consumer	-	-	-	-	-
Total	$13,722	$13,722	$1,277	$14,279	$323

Notes to Consolidated Financial Statements

	December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$109	$109	$-	$136	$2
Commercial real estate	9,612	12,523	-	11,613	650
Construction and land	3,711	3,711	-	4,134	200
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,705	1,705	-	1,734	39
Home equity line of credit	47	47	-	47	1
Consumer	4	4	-	5	-

With an allowance recorded:
Commercial and industrial	$565	$565	$428	$575	$5
Commercial real estate	-	-	-	-	-
Construction and land	464	464	293	594	21
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	667	667	176	692	-
Home equity line of credit	181	181	112	180	3
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$674	$674	$428	$711	$7
Commercial real estate	9,612	12,523	-	11,613	650
Construction and land	4,175	4,175	293	4,728	221
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	2,372	2,372	176	2,426	39
Home equity line of credit	228	228	112	227	4
Consumer	4	4	-	5	-
Total	$17,065	$19,976	$1,009	$19,710	$921

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

At September 30, 2013, there were $7.8 million of commercial loans classified as substandard which were deemed not to be impaired.  Impaired loans totaled $13.7 million at September 30, 2013, representing a decrease of $3.3 million from December 31, 2012, due primarily to the payoff of one commercial real estate loan.  Approximately $13.2 million of loans classified as impaired at September 30, 2013 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

Notes to Consolidated Financial Statements

Troubled Debt Restructurings

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	2	$292	$94	1	$198	$198
Commercial real estate	-	-	-	1	1,783	1,783
Construction and Land	1	1,673	1,673	1	1,673	1,673
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted						-
Commercial and industrial	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	2	$292	$94	2	$435	$435
Commercial real estate	2	2,010	2,010	2	3,683	3,683
Construction and Land	2	2,481	2,481	4	3,473	3,473
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	1	300	300	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	1	237	237	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

During the quarter ended September 30, 2013, two one commercial and one land loan were modified and deemed Troubled Debt Restructurings ("TDRs") due to extention of maturity dates.  At the end of the quarter, thirteen TDRs, totaling $9.5 million, were in the portfolio.  Nine of the loans, totaling $8.6 million, were on accrual status and performing in accordance with the modified terms. The remaining four loans, totaling $1.0 million, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

Notes to Consolidated Financial Statements
Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Non-accrual loans	$5,060	$10,650	$12,428
Other real estate owned	1,406	1,406	1,776
Non-performing corporate bond investments, at fair value	128	325	303
Total non-performing assets	6,594	12,381	14,507
Restructured loans still accruing	8,564	5,556	5,562
Student loans (U.S. Government guaranteed) past due 90 days or more and still accruing	3,629	-	-
Loans past due 90 or more days and still accruing	1	132	248
Total non-performing and other risk assets	$18,788	$18,069	$20,317

Allowance for loan losses to total loans	1.42%	1.39%	1.90%
Non-accrual loans to total loans	1.11%	2.36%	2.74%
Allowance for loan losses to non-accrual loans	128.08%	58.76%	69.25%
Total non-accrual loans and restructured loans still accruing to total loans	2.99%	3.59%	3.96%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	47.57%	38.62%	47.84%
Total non-performing assets to total assets	1.11%	2.06%	2.52%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 2.00% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at September 30, 2013 and December 31, 2012 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 2.00% repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.90%.  The interest expense on the interest rate swap was $30,000 and $28,000 for the three months ended September 30, 2013 and 2012, respectively.  The interest expense was $89,000 and $83,000 for the nine months ended September 30, 2013 and 2012, respectively.  The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2022.  The Company receives interest monthly at the rate equivalent to one month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates.   The interest expense on the interest rate swaps was $27,000 and $22,000 for the three months ended September 30, 2013 and 2012, respectively, and is recorded in loan interest income.  For the nine months ended September 30, 2013 and 2012, interest expense was $81,000 and $68,000, respectively.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Notes to Consolidated Financial Statements
The effects of derivative instruments on the Consolidated Financial Statements for September 30, 2013 and December 31, 2012 are as follows:

(In thousands)	September 30, 2013
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(295)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,172	(25)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	2,048	(25)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	1,032	54	Other Assets	9/26/2022

	September 30, 2013
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$166	Not applicable	$-

(In thousands)	September 30, 2013
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$38

(In thousands)	December 31, 2012
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(547)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,204	(148)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	2,078	(141)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	1,050	(5)	Other Liabilities	9/26/2022

	December 31, 2012
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(181)	Not applicable	$-

(In thousands)	December 31, 2012
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest Income	$(51)

Notes to Consolidated Financial Statements

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,713,342	$0.31	3,695,160	$0.33
Effect of dilutive securities, stock-based awards	18,546		16,898
Diluted earnings per share	3,731,888	$0.31	3,712,058	$0.33

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,709,945	$0.79	3,690,294	$0.61
Effect of dilutive securities, stock-based awards	15,572		14,256
Diluted earnings per share	3,725,517	$0.79	3,704,550	$0.61

Note 7.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company's Stock Incentive Plan (the "Plan"), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant stock options during the three months or nine months ended September 30, 2013 and there were no options outstanding at September 30, 2013.

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

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the above-described incentive plans: 12,470 shares and 11,925 shares of unvested restricted stock to executive officers, and 5,712 shares and 5,632 shares of vested restricted stock to non-employee directors on February 21, 2013 and February 16, 2012, respectively.  Compensation expense for these non-vested shares amounted to $36,000 and $35,000, net of forfeiture, for the three months ended September 30, 2013 and 2012, and $111,000 and $104,000 for the nine months ended September 30, 2013 and 2012, respectively.  Compensation expense for the non-employee director shares is recognized at the date the shares are granted and during the three months ended September 30, 2013 and 2012, none was recognized.  For the nine months ended September 30, 2013 and 2012, the compensation expense was $68,000.  As of September 30, 2013, there was $195,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  This type of deferred compensation cost is recognized over a period of 3 years.

Notes to Consolidated Financial Statements
 A summary of the status of the Company's non-vested restricted shares granted under the above-described plans is presented below:

	Nine Months Ended September 30, 2013
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2013	31,423	$13.30

Granted	18,182	11.91
Vested	(15,496)	13.09
Forfeited	-
Non-vested at September 30, 2013	34,109	$12.65

The Company granted performance-based stock rights relating to 12,470 and 11,925 shares to certain officers on February 21, 2013, and February 16, 2012, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  The compensation expense for performance-based stock rights totaled $22,000 and none for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, compensation expense was $64,000 and $(102,000), respectively.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Nine Months Ended September 30, 2013
	Performance Based Stock Rights	Weighted Average Fair Value

Non-vested at January 1, 2013	31,423	$13.30

Granted	12,470	11.91
Vested	-
Forfeited	(9,784)	13.78
Non-vested at September 30, 2013	34,109	$12.65

Note 8.	Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code ("Code") Section 401(k) covering employees who have completed three months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 100% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company's 401(k) expenses for the nine months ended September 30, 2013 and 2012 were $502,000 and $546,000, respectively.  For the three months ended September 30, 2013, and 2012, 401(k) expenses were $160,000 and $188,000, respectively.

The Company also maintains a Director Deferred Compensation Plan ("Deferred Compensation Plan").  This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company's common stock at the fair market value on the date of deferral.  The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock.  In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company's common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares.  Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.  There are no directors currently participating in the Deferred Compensation Plan.

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $25,000 for the nine months ended September 30, 2013 and 2012.  For the three months ended September 30, 2013 and 2012, deferred compensation expense was $9,000 and $8,000, respectively.

Concurrent with the establishment of the deferred compensation plan for the former employee, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the Deferred Compensation Plan.  Income on these life insurance polices amounted to $22,000 and $26,000 for the nine months ended September 30, 2013 and 2012, respectively.  For the three months ended Sptember 30, 2013 and 2012, income amounted to $8,000 and $9,000.  The Company has recorded other assets of $1.2 million representing cash surrender value of these policies at both September 30, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements
Note 9.	Fair Value Measurement

The Company follows ASC 820 "Fair Value Measurement and Disclosures" to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Notes to Consolidated Financial Statements
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2013:
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$42,230	$-	$42,230	$-
Obligations of states and political subdivisions	7,078	-	7,078	-
Corporate bonds	440	-	-	440
Mutual funds	352	352	-	-
Total available-for sale securities	$50,100	$352	$49,308	$440

Interest rate swaps	$54	$-	$54	$-
Total assets at fair value	$50,154	$352	$49,362	$440

Liabilities at September 30, 2013:
Interest rate swaps	$345	$-	$345	$-
Total liabilities at fair value	$345	$-	$345	$-

Assets at December 31, 2012:
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$40,014	$-	$40,014	$-
Obligations of states and political subdivisions	7,390	-	7,390	-
Corporate bonds	325	-	-	325
Mutual funds	363	363	-	-
Total available-for sale securities	$48,092	$363	$47,404	$325

Interest rate swaps	$-	$-	$-	$-
Total assets at fair value	$48,092	$363	$47,404	$325

Liabilities at December 31, 2012:
Interest rate swaps	$841	$-	$841	$-
Total liabilities at fair value	$841	$-	$841	$-

Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the nine months ended September 30, 2013 and year ended December 31, 2012 were as follows:

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2013	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance September 30, 2013
Available-for-sale securities	$325	$-	$115	$-	$440

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2012	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2012
Available-for-sale securities	$335	$-	$(10)	$-	$325

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

Notes to Consolidated Financial Statements
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At September 30, 2013, the Company's Level 3 loans for which a reserve has been taken, consisted of three loans totaling $330,000 secured by business assets and inventory with a reserve of $219,000, and two loans totaling $461,000 secured by real estate with a reserve of $315,000.
Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.4 million at both September 30, 2013 and December 31, 2012.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at September 30, 2013
	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$4,690	$-	$4,433	$257
Other real estate owned, net	1,406	-	1,406	-

	Carrying Value at December 31, 2012
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$868	$-	$491	$377
Other real estate owned, net	1,406	-	1,406	-

The following table displays quantitative information about Level 3 Fair Value Measurements at September 30, 2013.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range
Corporate securities available for sale	$440	Discounted cash flows	Prepayment rate, probability of default and loss severity	5.1% to 52.4% discount rate
Impaired loans	257	Appraised values	Age of appraisal, current market conditions, and experience within local market	0% to 100% discount
Total	$697

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

The fair values of standby letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At September 30, 2013 and December 31, 2012, the fair values of loan commitments and standby letters of credit were deemed immaterial.

Notes to Consolidated Financial Statements
The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at September 30, 2013
(In thousands)	Carrying Value as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of September 30, 2013
Assets
Cash and short-term investments	$53,660	$53,672	$-	$-	$53,672
Securities available for sale	50,100	352	49,308	440	50,100
Restricted investments	1,462	-	1,462	-	1,462
Net loans	448,524	-	446,990	257	447,247
Accrued interest receivable	1,386	-	1,386	-	1,386
Interest rate swaps	54	-	54	-	54
BOLI	12,335	-	12,335	-	12,335
Total financial assets	$567,521	$54,024	$511,535	$697	$566,256

Liabilities
Deposits	$522,803	$-	$524,356	$-	$524,356
Borrowings	13,155	-	13,040	-	13,040
Company obligated mandatorily redeemable capital securities	4,124	-	4,114	-	4,114
Accrued interest payable	223	-	223	-	223
Interest rate swaps	345	-	345	-	345
Total financial liabilities	$540,650	$-	$542,078	$-	$542,078

	Fair Value Measurements at December 31, 2012
(In thousands)	Carrying Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
Assets
Cash and short-term investments	$64,435	$64,465	$-	$-	$64,465
Securities available for sale	48,092	363	47,404	325	48,092
Restricted investments	2,337	-	2,337	-	2,337
Net Loans	445,108	-	443,045	377	443,422
Accrued interest receivable	1,283	-	1,283	-	1,283
Interest rate swaps	-	-	-	-	-
BOLI	12,038	-	12,038	-	12,038
Total financial assets	$573,293	$64,828	$506,107	$702	$571,637

Liabilities
Deposits	$515,134	$-	$517,811	$-	$517,811
Borrowings	28,200	-	28,877	-	28,877
Company obligated mandatorily redeemable capital securities	4,124	-	5,258	-	5,258
Accrued interest payable	312	-	312	-	312
Interest rate swaps	841	-	841	-	841
Total financial liabilities	$548,611	$-	$553,099	$-	$553,099

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

Notes to Consolidated Financial Statements
Note 10.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2012	$(361)	$(1,398)	$47	$(1,712)
Other comprehensive income (loss) before reclassifications	166	(732)	-	(566)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	166	(732)	-	(566)
Balance September 30, 2013	$(195)	$(2,130)	$47	$(2,278)

Balance December 31, 2011	$(180)	$(1,376)	$239	$(1,317)
Other comprehensive income (loss) before reclassifications	(419)	244	-	(175)
Amounts reclassified from accumulated other comprehensive income	-	(109)	-	(109)
Net current-period other comprehensive income	(419)	135	-	(284)
Balance September 30, 2012	$(599)	$(1,241)	$239	$(1,601)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications Out of Accumulated Other Comprehensive Income

	For the Three Months Ended September 30,
(In thousands)	2013	2012
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented.
Unrealized gains and losses on available-for sale securities	$-	$2	Gain on sale of securities
	-	2	Total income before income tax
	-	1	Income tax expense
	$-	$1	Net of tax

	For the Nine Months Ended September 30,
(In thousands)	2013	2012
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented.
Unrealized gains and losses on available-for sale securities	$-	$165	Gain on sale of securities
	-	165	Total income before income tax
	-	56	Income tax expense
	$-	$109	Net of tax

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,713,342 shares of common stock, par value $3.13 per share, held by approximately 383 holders of record on September 30, 2013.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. An eleventh branch office is currently projected to open in Gainesville, Virginia during early 2014. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

The Bank's general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The basic services offered by the Bank include: interest bearing and non-interest-bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, ATM, debit and credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier's checks, domestic and international collections, savings bonds, automated teller services, drive-in tellers, mobile and internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine ("ATM") cards, as a part of the Maestro, Accel and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS"), to provide customers multi-million dollar FDIC insurance on CD investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

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

As of September 30, 2013, the Company had total consolidated assets of $595.4 million, total loans net of allowance for loan losses of $448.5 million, total consolidated deposits of $522.8 million, and total consolidated shareholders' equity of $48.9 million.

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

Specifically, the Company uses both external and internal qualitative factors when determining the non-loan-specific allowances. The external factors utilized include: unemployment in the Company's defined market area of Fauquier County, Prince William County, and the City of Manassas ("market area"), as well as state and national unemployment trends; new residential construction permits for the market area; bankruptcy statistics for the Virginia Eastern District and trends for the United States; and foreclosure statistics for the market area and the state. Quarterly, these external qualitative factors as well as relevant anecdotal information are evaluated from data compiled from local periodicals such as The Washington Post, The Fauquier Times, and The Bull Run Observer, which cover the Company's market area. Additionally, data is gathered from the Federal Reserve Beige Book for the Richmond Federal Reserve District, Global Insight's monthly economic review, the George Mason School of Public Policy Center for Regional Analysis, and daily economic updates from various other sources. Internal Bank data utilized includes: loans past due aging statistics, nonperforming loan trends, trends in collateral values, loan concentrations, loan review status downgrade trends, and lender turnover and experience trends. Both external and internal data is analyzed on a rolling eight quarter basis to determine risk profiles for each qualitative factor. Ratings are assigned through a defined matrix to calculate the allowance consistent with authoritative accounting literature. A narrative summary of the reserve allowance is produced quarterly and reported directly to the Company's Board of Directors. The Company's application of these qualitative factors to the allowance for loan losses has been consistent over the reporting period.

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

Net income of $1.16 million for the third quarter of 2013 was a 4.0% decrease from the net income for the third quarter of 2012 of $1.21 million.  Net income of $2.93 million for the nine months ended September 30, 2013 was a 30.5% increase from the net income of $2.25 million for the nine months ended September 30, 2012 million. Loans, net of reserve, totaling $448.5 million at September 30, 2013, increased 0.8% when compared with December 31, 2012, and increased 0.7% when compared with September 30, 2012.  Deposits, totaling $522.8 million at September 30, 2013, increased 1.5% compared with December 31, 2012, and increased 6.3% when compared with September 30, 2012.  Assets under WMS management, totaling $375.4 million in market value at September 30, 2013, increased 17.1% from September 30, 2012.

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

The Bank's non-performing assets totaled $6.6 million or 1.11% of total assets at September 30, 2013, as compared with $12.4 million or 2.06% of total assets at December 31, 2012, and $14.5 million or 2.52% of total assets at September 30, 2012. Nonaccrual loans totaled $5.1 million or 1.11% of total loans at September 30, 2013 compared with $10.7 million or 2.36% of total loans at December 31, 2012, and $12.4 million or 2.74% of total loans at September 30, 2012. The provision for loan losses was $1.30 million for the first nine months of 2013 compared with $3.85 million for the first nine months of 2012. The $2.55 million decrease in the provision for loan losses was primarily due to reduction in nonperforming loans since December 31, 2012. During the first nine months ended September 30, 2013, there were net charge-offs of $1.08 million or 0.24% of total average loans compared with $1.97 million or 0.43% of total average loans for the same nine months of 2012. Total allowance for loan losses was $6.5 million or 1.42% of total loans at September 30, 2013 compared with $6.3 million or 1.39% of loans at December 31, 2012 and $8.6 million or 1.90% of loans at September 30, 2012.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NET INCOME
Net income of $1.16 million for the quarter ended September 30, 2013 was a 4.0% decrease from the net income for the quarter ended September 30, 2012 of $1.21 million.   Earnings per share on a fully diluted basis were $0.31 for the third quarter of 2013 compared with $0.33 for the third quarter of 2012. Profitability as measured by return on average assets decreased from 0.83% in the third quarter of 2012 to 0.78% for the same period in 2013. Profitability as measured by return on average equity decreased from 10.00% to 9.51% over the same respective quarters in 2012 and 2013. The decrease in net income was primarily due to the $285,000 increase in other expenses and the $159,000 decrease in net interest income in the third quarter of 2013 compared with the third quarter of 2012, partially offset by the $217,000 decrease in the provision for loan losses and the $145,000 increase in other income over the same periods.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $159,000 or 3.0% to $5.15 million for the quarter ended September 30, 2013 from $5.31 million for the quarter ended September 30, 2012.  The decrease in net interest income was due primarily to the decline in loan and security balances and reduced yields on loans. This was partially offset by reduced rates on deposits and FHLB borrowings over the same period.  The Company's net interest margin decreased from 3.94% in the third quarter of 2012 to 3.76% in the third quarter of 2013.

Total interest income decreased $447,000  or 7.1% to $5.84 million for the third quarter of 2013 from $6.29 million for the third quarter of 2012. This decrease was primarily due to the decline in average loan and investment balances, as well as the decline in the yield on earning assets from 4.65% during the third quarter of 2012 to 4.25% during the third quarter of 2013.

The tax-equivalent average yield on loans was 4.85% for the third quarter of 2013, down from 5.22% in the third quarter of 2012. Average loan balances decreased $3.9 million or 0.9% from $456.0 million during the third quarter of 2012 to $452.0 million during the third quarter of 2013. The decrease in balances and yield resulted in a $452,000 or 7.6% decline in interest and fee income from loans for the third quarter of 2013, compared with the same period in 2012. On a tax equivalent basis, the decrease was $459,000 or 7.7%.

Average investment security balances decreased $8.2 million from $58.2 million in the third quarter of 2012 to $50.0 million in the third quarter of 2013. The tax-equivalent average yield on investments increased from 2.42% for the third quarter of 2012 to 2.75% for the third quarter of 2013.  Interest and dividend income on security investments decreased $7,000 or 2.2%, from $320,000 for the third quarter of 2012 to $313,000 for the third quarter of 2013. Interest income on deposits in other banks increased $12,000 from third quarter 2012 to third quarter 2013 resulting from higher earning balances at the Federal Reserve.

Total interest expense decreased $288,000 or 29.5% from $977,000 for the third quarter of 2012 to $689,000 for the third quarter of 2013 primarily due to the decline in interest paid on time deposits and FHLB of Atlanta advances.

Interest paid on deposits decreased $137,000 or 19.8% from $693,000 for the third quarter of 2012 to $556,000 for the third quarter of 2013.   Average balances on time deposits declined $19.8 million or 14.3% from $138.0 million to $118.2 million while the average rate decreased from 1.55%  in the third quarter of 2012 to 1.37% in the third quarter of 2013, resulting in $130,000 less interest expense.  Average money market account balances were approximately the same in the third quarter of 2012 and the third quarter of 2013 while the rate increased from 0.17% to 0.18%, resulting in $1,000 more interest expense.  Average savings account balances increased $11.3 million or 17.5% from the third quarter of 2012 to the third quarter of 2013, while the average rate declined from 0.16% to 0.11%, resulting in a decrease of $5,000 of interest expense for the third quarter of 2013.  Average interest bearing checking balances increased $24.7 million or 14.6%  from the third quarter of 2012 to the third quarter of 2013, while the average rate decreased from 0.26% to 0.22%, resulting in a decrease of $3,000 in interest checking expense for the third quarter of 2013.

From the third quarter of 2012 to the third quarter of 2013, interest expense on FHLB of Atlanta advances decreased $151,000 or 64.5% due to a decrease in average balances from $25.0 million during the three months ended September 30, 2012 to $13.2 million during the three months ended September 30, 2013, while the average rate paid declined from 3.72% to 2.49% over the same time periods. Interest expense on capital securities was $50,000 for the third quarter of 2012 and the third quarter of 2013.

The average rate on total interest-bearing liabilities decreased from 0.87% in the third quarter of 2012 to 0.61% for the third quarter of 2013.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$438,717	$5,415	4.90%	$440,911	$5,854	5.28%
Tax-exempt (1)	7,131	114	6.33%	8,110	134	6.59%
Nonaccrual (2)	6,200	-		6,954	-
Total Loans	452,048	5,529	4.85%	455,975	5,988	5.22%

Securities
Taxable	43,471	251	2.31%	51,300	258	2.02%
Tax-exempt (1)	6,544	93	5.69%	6,896	93	5.40%
Total securities	50,015	344	2.75%	58,196	351	2.42%

Deposits in banks	49,978	38	0.30%	30,348	26	0.34%
Federal funds sold	9	-	0.12%	12	-	0.18%
Total earning assets	552,050	$5,911	4.25%	544,531	$6,365	4.65%

Less: Reserve for loan losses	(7,021)			(9,581)
Cash and due from banks	5,077			5,054
Bank premises and equipment, net	14,949			15,237
Other real estate owned	1,406			1,776
Other assets	25,786			23,675
Total Assets	$592,247			$580,692

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$87,853			$81,718

Interest-bearing deposits
Checking accounts	194,448	$107	0.22%	169,702	$110	0.26%
Money market accounts	43,584	20	0.18%	43,628	19	0.17%
Savings accounts	75,874	21	0.11%	64,572	26	0.16%
Time deposits	118,230	408	1.37%	138,036	538	1.55%
Total interest-bearing deposits	432,136	556	0.51%	415,938	693	0.66%

Federal funds purchased	-	-	-	4	-	0.74%
Federal Home Loan Bank advances	13,162	83	2.49%	25,000	234	3.72%
Capital securities of subsidiary trust	4,124	50	4.83%	4,124	50	4.84%
Total interest-bearing liabilities	449,422	689	0.61%	445,066	977	0.87%

Other liabilities	6,443			5,680
Shareholders' equity	48,529			48,228
Total Liabilities & Shareholders' Equity	$592,247			$580,692

Net interest spread		$5,222	3.64%		$5,388	3.78%

Interest expense as a percent of average earning assets			0.50%			0.71%
Net interest margin			3.76%			3.94%

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

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(439)	$(30)	$(409)
Loans; tax-exempt (1)	(20)	(16)	(4)
Securities; taxable	(7)	(38)	31
Securities; tax-exempt (1)	-	(5)	5
Deposits in banks	12	16	(4)
Federal funds sold	-	-	-
Total Interest Income	$(454)	$(73)	$(381)

Interest Expense
Checking accounts	$(3)	$17	$(20)
Money market accounts	1	0	1
Savings accounts	(5)	4	(9)
Time deposits	(130)	(78)	(52)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(151)	(110)	(41)
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(288)	(167)	(121)
Net Interest Income	$(166)	$94	$(260)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $333,000 for the third quarter of 2013 compared with $550,000 for the third quarter of 2012. The amount of the provision for loan loss was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $217,000 decrease in the provision for loan losses was primarily due to reduction in nonperforming loans.

OTHER INCOME
Total other income increased by $145,000 or 9.4% from $1.54 million for the third quarter of 2012 to $1.69 million in the third quarter of 2013. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The increase was primarily due to a $101,000 increase in service charges on deposit accounts during the third quarter of 2013 compared with the third quarter of 2012.

Trust and estate income increased $28,000 or 8.3% from the third quarter of 2012 to the third quarter of 2013 primarily due to increased revenues on managed investment accounts.

Brokerage service revenues increased $8,000 or 10.7% from the third quarter of 2012 to the third quarter of 2013 due to higher volumes of products sold.

Service charges on deposit accounts increased $101,000 or 15.2% to $765,000 for the third quarter of 2013 compared to one year earlier.  The change is primarily due to an increase in the number of checking accounts at the bank, as well as fee structure changes based on a competitive market analysis.

Other service charges, commissions and fees increased $10,000 or 2.1% from $467,000 in third quarter of 2012 to $477,000 in the third quarter of 2013. Included in other service charges, commissions, and income is debit card interchange income which totaled $322,000 and $304,000 for the third quarters of 2013 and 2012, respectively. Also included is Bank Owned Life Insurance ("BOLI") income, which was $97,000 during the third quarter of 2013, compared with $103,000 one year earlier.  Total BOLI was $12.3 million in cash value at September 30, 2013, compared with $11.9 million one year earlier.

OTHER EXPENSE
Total other expense increased $285,000 or 6.1% during the third quarter of 2013 compared with the third quarter of 2012, primarily due to the increase in other operating expenses.

Salaries and employees' benefits decreased $58,000 or 2.5% from third quarter 2012 to third quarter 2013.  The decrease was primarily due to the reduction of full-time equivalent employees for the third quarter of 2013 compared with the third quarter of 2012. Active full-time equivalent employees were reduced from 143.3 as of September 30, 2012 to 140.5 as of September 30, 2013. At September 30, 2013, the Company had approximately twelve full-time equivalent positions to be filled.

Occupancy expense increased $8,000 or 1.7%, while furniture and equipment expense decreased $34,000 or 12.0%, from third quarter 2012 to third quarter 2013 primarily due to reduced depreciation on technology equipment.

Marketing expense decreased $40,000 or 19.8% from the third quarter of 2012 to $162,000 for the third quarter of 2013. The decrease in marketing expense is primarily related to a reduction in expenses for newspaper and other media advertising.

Legal, accounting and consulting expense increased $53,000 or 20.3% from the third quarter of 2012 to $314,000 for the third quarter of 2013 primarily due to consulting expenses associated with compensation practices.

Data processing expense increased $55,000 or 18.7% for the third quarter of 2013 compared with the same time period in 2012 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

FDIC deposit insurance expense decreased $1,000 from $121,000 for the third quarter of 2012 to $120,000 for the third quarter of 2013.

Other operating expenses increased $310,000 or 49.4% in the third quarter of 2013 compared with the third quarter of 2012.  The increase was primarily due to $160,000 reserved for an unfunded letter of credit commitment in the third quarter of 2013, as well as increased expenses related to deposit-related charge-offs.

INCOME TAXES
Income tax expense was $418,000 for the quarter ended September 30, 2013 compared with $452,000 for the quarter ended September 30, 2012. The effective tax rate was 26.4% and 27.2% for the third quarter of 2013 and 2012, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NET INCOME
Net income of $2.93 million for the nine months ended September 30, 2013 was a 30.5% increase from the net income for the nine months ended September 30, 2012 of $2.25 million. Earnings per share on a fully diluted basis were $0.79 for the nine months ended September 30, 2013 compared with $0.61 for the nine months ended September 30, 2012. Profitability as measured by return on average assets increased from 0.51% in the nine months ended September 30, 2012 to 0.66% for the same period in 2013. Profitability as measured by return on average equity increased from 6.22% to 8.10% over the same respective quarters in 2012 and 2013. The increase in net income was primarily due to the $2.55 million reduction in the provision for loan losses for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, partially offset by the $1,110,000 decrease in net interest income and $495,000 increase in total other expenses over the same time periods.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $1.11 million or 6.9% to $14.92 million for the nine months ended September 30, 2013 from $16.03 million for the nine months ended September 30, 2012.  The decrease in net interest income was due primarily to the decline in loan and security balances, increase in average nonaccrual loans, and reduced yields on earning assets. This was partially offset by reduced rates on deposits over the same period.  The Company's net interest margin decreased from 3.93% in the nine months ended September 30, 2012 to 3.65% in the nine months ended September 30, 2013.

Total interest income decreased $1.85 million or 9.7% to $17.31 million for the nine months ended September 30, 2013 from $19.16 million for the nine months ended September 30, 2012. This decrease was primarily due to reduced loan and security balances and a 46 basis point decline in the yield on earning assets from nine months ended September 30, 2012 to the nine months ended September 30, 2013.

The tax-equivalent average yield on loans was 4.88% for the nine months ended September 30, 2013, down from 5.32% in the nine months ended September 30, 2012. Average loan balances decreased $7.3 million or 1.6% to $449.7 million during the nine months ended September 30, 2013 from $457.0 million during the nine months ended September 30, 2012. The decrease in balances and yield resulted in a $1.75 million or 9.7% decline in interest and fee income from loans for the nine months ended September 30, 2013 compared with the same period in 2012. On a tax equivalent basis, the decrease was $1.78 million or 9.8%.

Average investment security balances decreased $8.6 million from $58.3 million in the nine months ended September 30, 2012 to $49.7 million in the nine months ended September 30, 2013. The tax-equivalent average yield on investments increased from 2.56% for the nine months ended September 30, 2012 to 2.64% for the nine months ended September 30, 2013.  Interest and dividend income on security investments decreased $138,000 or 13.5%, from $1.03 million for the nine months ended September 30, 2012 to $887,000 for the nine months ended September 30, 2013. Interest income on deposits in other banks increased $35,000 from nine months ended September 30, 2012 to nine months ended September 30, 2013 resulting from higher earning balances at the Federal Reserve.

Total interest expense decreased $740,000 or 23.60% from $3.13 million for the nine months ended September 30, 2012 to $2.39 million for the nine months ended September 30, 2013, primarily due to the decline in interest paid on time deposits and FHLB of Atlanta advances.

Interest paid on deposits decreased $541,000 or 23.90% from $2.26 million for the nine months ended September 30, 2012 to $1.72 million for the nine months ended September 30, 2013.   Average balances on time deposits declined $23.6 million or 16.0% from $147.3 million to $123.6 million while the average rate decreased from 1.58% to 1.38% in the nine months ended September 30, 2012 to the nine months ended September 30, 2013, resulting in $465,000 less interest expense.  Average money market accounts decreased $480,000 or 1.1% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 while the rate declined from 0.20% to 0.18%, resulting in $9,000 less interest expense.  Average savings account balances increased $7.7 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, while their average rate was 0.16% and 0.13% over the same respective periods, resulting in a decrease of $8,000 of interest expense for the nine months ended September 30, 2013.  Average NOW deposit balances increased $16.7 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, while the average rate decreased from 0.29% to 0.22%, resulting in a decrease of $59,000 in checking interest expense for the nine months ended September 30, 2013.

From the nine months ended September 30, 2012 to the nine months ended September 30, 2013, interest expense on FHLB of Atlanta advances decreased $198,000 due to a decrease in average balances of $3.4 million and the average rate of 61 basis points over the same respective time periods. Interest expense on capital securities was $150,000 and $149,000 for the nine months ended September 30, 2012 and 2013, respectively.

The average rate on total interest-bearing liabilities decreased from 0.92% in the nine months ended September 30, 2012 to 0.71% for the nine months ended September 30, 2013.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$433,725	$16,074	4.96%	$442,708	$17,766	5.36%
Tax-exempt (1)	7,218	342	6.34%	8,723	425	6.50%
Nonaccrual (2)	8,754	-	-	5,568	-	-
Total Loans	449,697	16,416	4.88%	456,999	18,191	5.32%

Securities
Taxable	42,997	703	2.18%	51,409	840	2.18%
Tax-exempt (1)	6,729	280	5.54%	6,894	279	5.41%
Total securities	49,726	983	2.64%	58,303	1,119	2.56%

Deposits in banks	54,668	123	0.30%	37,344	88	0.32%
Federal funds sold	10	-	0.15%	10	-	0.20%
Total earning assets	554,101	$17,522	4.23%	552,656	$19,398	4.69%

Less: Reserve for loan losses	(6,608)			(7,860)
Cash and due from banks	5,072			4,996
Bank premises and equipment, net	14,909			15,181
Other real estate owned	1,406			1,776
Other assets	25,762			23,587
Total Assets	$594,642			$590,336

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$86,170			$79,307

Interest-bearing deposits
Checking accounts	188,248	$317	0.22%	171,510	$376	0.29%
Money market accounts	43,794	58	0.18%	44,274	67	0.20%
Savings accounts	71,926	69	0.13%	64,247	77	0.16%
Time deposits	123,642	1,275	1.38%	147,259	1,740	1.58%
Total interest-bearing deposits	427,610	1,719	0.54%	427,290	2,260	0.71%

Federal funds purchased	2	-	0.69%	7	-	0.76%
Federal Home Loan Bank advances	21,566	523	3.24%	25,000	721	3.85%
Capital securities of subsidiary trust	4,124	149	4.83%	4,124	150	4.85%
Total interest-bearing liabilities	453,302	2,391	0.71%	456,421	3,131	0.92%

Other liabilities	6,802			6,346
Shareholders' equity	48,368			48,262
Total Liabilities & Shareholders' Equity	$594,642			$590,336

Net interest spread		$15,131	3.52%		$16,267	3.77%

Interest expense as a percent of average earning assets			0.58%			0.76%
Net interest margin			3.65%			3.93%

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

	Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(1,692)	$(361)	$(1,331)
Loans; tax-exempt (1)	(83)	(73)	(10)
Securities; taxable	(137)	(137)	-
Securities; tax-exempt (1)	1	(7)	8
Deposits in banks	35	41	(6)
Federal funds sold	-	-	-
Total Interest Income	(1,876)	(537)	(1,339)

Interest Expense
Checking accounts	(59)	37	(96)
Money market accounts	(9)	(1)	(8)
Savings accounts	(8)	10	(18)
Time deposits	(465)	(279)	(186)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(198)	(99)	(99)
Capital securities of subsidiary trust	(1)	-	(1)
Total Interest Expense	(740)	(332)	(408)
Net Interest Income	$(1,136)	$(205)	$(931)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $1.30 million for the nine months ended September 30, 2013 compared with $3.85 million for the nine months ended September 30, 2012. The amount of the provision for loan loss was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $2.55 million decrease in the provision for loan losses was primarily due to reduction in nonperforming loans, partially offset by the need to add additional reserves on the remaining impaired hospitality loan.

OTHER INCOME
Total other income increased by $77,000 or 1.6%  from $4.79 million for the nine months ended September 30, 2012 to $4.87 million in the nine months ended September 30, 2013. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The increase was primarily due to increases in brokerage income, service charges on deposits, and other service charges during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, partially offset by a $165,000 decline in the gain on sale of securities over the same time period.

Trust and estate income increased $8,000 or 0.7% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.

Brokerage service revenues increased $89,000 or 37.6% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to higher volumes of products sold.

Service charges on deposit accounts increased $82,000 or 4.1% to $2,092,000 for the nine months ended September 30, 2013 compared to one year earlier.  The change is primarily due to an increase in the number of checking accounts at the Bank, as well as fee structure changes based on a competitive market analysis.

Other service charges, commissions and fees increased $63,000 or 4.8% from $1.30 million during the nine months ended September 30, 2012 to $1.36 million during the nine months ended September 30, 2013. Included in other service charges, commissions, and income is ATM/debit card interchange income which totaled $918,000 and $873,000 for the first nine months of 2013 and 2012, respectively. Also included is BOLI income, which was $297,000 during the nine months ended September 30, 2013, compared with $313,000 one year earlier.

OTHER EXPENSE
Total other expense increased $495,000 or 3.5% during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2013. The increase was primarily due to $160,000 reserved for an unfunded letter of credit commitment during the third quarter of 2013, as well as increased expenses related to deposit-related charge-offs.

Salaries and employees' benefits decreased $9,000 or 0.1% from the nine months ended September 30, 2013 to the nine months ended September 30, 2013.

Occupancy expense increased $24,000 or 1.7%, while furniture and equipment expense decreased $92,000 or 10.6%, from the nine months ended September 30, 2013 to  the nine months ended September 30, 2013 primarily due to reduced depreciation on technology equipment.

Marketing expense decreased $70,000 or 13.4% from the nine months ended September 30, 2013 to $452,000 for the nine months ended September 30, 2013. The decrease in marketing expense is primarily related to a reduction in expenses for media advertising and promotional items.

Legal, accounting and consulting expense increased $159,000 or 20.1% from the nine months ended September 30, 2013 to $952,000 for the nine months ended September 30, 2013 due to legal expenses associated with the management and disposition of problem hospitality loans, as well as consulting expense related to compensation practices.

Data processing expense increased $84,000 or 9.2% for the nine months ended September 30, 2013 compared with the same time period in 2012 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

FDIC deposit insurance expense increased $43,000 from $345,000 for the nine months ended September 30, 2013 to $388,000 for the nine months ended September 30, 2013 due to changes in the factors used to calculate FDIC expense.

Other operating expenses increased $360,000 or 17.2% in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.  The increase was primarily due to $160,000 reserved for an unfunded letter of credit commitment during the third quarter of 2013, as well as increased expenses related to deposit-related charge-offs.

INCOME TAXES
Income tax expense was $964,000 for the nine months ended September 30, 2013 and $627,000 for the nine months ended September 30, 2012. The effective tax rate was 24.8% and 21.8% for the first nine months of 2013 and 2012, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013  AND DECEMBER 31, 2012
Total assets were $595.4 million at September 30, 2013 compared with $601.4 million at December 31, 2012, a decrease of 1.0% or $5.9 million. Balance sheet categories reflecting significant changes include interest-bearing deposits in other banks, loans, deposits, and FHLB advances. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest bearing deposits in other banks were $48.5 million at September 30, 2013, a decrease of $11.2 million from December 31, 2012. The reduction in this account is primarily due to using the funds for the repayment of FHLB advances totaling $15.0 million.

LOANS.  Loans, net of allowance for loan losses, were $448.5 million at September 30, 2013, reflecting an increase of $3.4 million from $445.1 million at December 31, 2012.  The increase is due to purchase of U.S. Government guaranteed student loans as part of the Federal Rehabilitated Student Loan Program which was partially offset by  increased competition and a slow local economy for real estate lending. During the nine months ended September 30, 2013, the Bank purchased approximately $19.0 million of student loans. For additional information regarding Federal Rehabilitated Student Loans, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

DEPOSITS. For the nine months ended September 30, 2013, total deposits increased by $7.7 million or 1.5% when compared with total deposits at December 31, 2012. Non-interest-bearing deposits increased by $2.3 million and interest-bearing deposits increased by $5.3 million. Included in interest-bearing deposits at September 30, 2013 and December 31, 2012 were $15.0 million and $26.0 million, resectively, of brokered deposits as defined by the Federal Reserve.  Of the $15.0 million in brokered deposits, $10.6 million represent deposits of Bank customers, exchanged through the CDARS' network.  With the CDARS' program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The increase in the Bank's non-interest-bearing deposits and interest-bearing deposits during the first nine months of 2013 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank's funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2013 and beyond through the expansion of its branch network, as well as by offering value-added interest checking and demand deposit products, and selective rate premiums on its interest-bearing deposits.

FEDERAL HOME LOAN BANK ADVANCE. FHLB advances decreased $15.0 million to $13.2 million at September 30, 2013 compared with December 31, 2012.

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

In accordance with ASC 855-10/SFAS 165 and discussed in Note 23: "Subsequent Events" in the Company's 2012 Annual Report on Form 10-K, two events subsequent to December 31, 2012 were recognized with respect to the audited financial statements for the year ended December 31, 2012. These events occurred subsequent to the Company's February 4, 2013 press release with respect to unaudited financial statements and fourth quarter 2012 earnings. The first event on March 14, 2013:  the Company's Board of Directors approved a settlement on a large nonperforming commercial real estate/hospitality loan based on an updated appraisal received concurrently with a proposed settlement offer. This resulted in a $607,000 addition to the provision for loan loss and an additional charge-off of $1.0 million on the loan and a remaining loan balance of $4.0 million. During the nine months ended September 30, 2013, the remaining $4.0 million of this loan was paid off in full. The second event occurring during March 2013: the Company received an updated appraisal on an other real estate owned ("OREO") property which resulted in a $370,000 addition to the reserve for OREO loss.

Non-performing assets totaled $6.6 million or 1.11% of total assets at September 30, 2013, compared with $12.4 million or 2.06% of total assets at December 31, 2012, and $14.5 million or 2.52% of total assets at September 30, 2012. Included in non-performing assets at September 30, 2013 were $128,000 of non-performing pooled trust preferred bonds at market value, $1.4 million of OREO and $5.1 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 1.11% at September 30, 2013, as compared with 2.36% and 2.74% at December 31, 2012 and September 30, 2012, respectfully.

Student loans that were past due 90 days or more and still accruing interest totaled $3.6 million at September 30, 2013 and zero at December 31, 2012 and September 30, 2012.  These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  Other loans that were past due 90 days or more and still accruing interest totaled $1,000  at September 30, 2013, compared with $132,000 on December 31, 2012 and $248,000 at September 30, 2012.  During the quarter ended September 30, 2013, there were two loans totaling $1.8 million that were identified as Troubled Debt Restructurings ("TDRs").  At the end of the quarter, thirteen TDRs, totaling $9.5 million, were in the loan portfolio.  Nine of the loans, totaling $8.6 million, were on accrual status and performing in accordance with the modified terms. The remaining four loans, totaling $1.0, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves had been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At September 30, 2013, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities exceeded 5% of total gross loans. The largest industry concentration of loans and loan commitments at September 30, 2013 was approximately $13.8 million or 3.0% of loans to customers in the childcare industry. The second largest industry concentration of loans and loan commitments at September 30, 2013 was approximately $12.0 million, or 2.6% of loans to customers in the hospitality industry (hotels, motels, inns, etc.) The deterioration of credit quality among hospitality loan relationships was the primary cause of the level of non-performing loans, loan charge-offs and the provision for loan losses during the fifteen months ended June 30, 2013.

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

Hospitality Loans

(Dollars in thousands)	Outstanding Balance	Number of Loan Relationships	Reserve Allocation	U.S. Government Guarantee
At December 31, 2012:
Pass	$8,885	3	$65	$-
Special mention	-	-	-	-
Substandard	7,230	2	-	2,358
Doubtful	-	-	-	-
Loss	-	-	-	-
Total hospitality loans	$16,115	5	$65	$2,358

At September 30, 2013:
Pass	$9,302	3	$67	$-
Special mention	-	-	-	-
Substandard	2,679	1	7	2,358
Doubtful	-	-	-	-
Loss	-	-	-	-
Total hospitality loans	$11,981	4	$74	$2,358

At December 31, 2012:
Not impaired	$8,885	3	$65	$-
Impaired	7,230	2	-	2,358
Total hospitality loans	$16,115	5	$65	$2,358

At September 30, 2013:
Not impaired	$9,302	3	$67	$-
Impaired	2,679	1	7	2,358
Total hospitality loans	$11,981	4	$74	$2,358

At December 31, 2012:
Performing	$8,885	3	$65	$-
Non-performing	7,230	2	-	2,358
Total hospitality loans	$16,115	5	$65	$2,358

At September 30, 2013:
Performing	$9,302	3	$67	$-
Non-performing	2,679	1	7	2,358
Total hospitality loans	$11,981	4	$74	$2,358

Hospitality Loan Activity
(In thousands)	Outstanding Balance	Number of Loan Relationships	Reserve Allocation	U.S. Government Guarantees

Balance at December 31, 2012:	$16,115	5	$65	$2,358
Disbursements	616	-	-	-
Amortization/prepayments on performing	(200)	-	-	-
Amortization/prepayments on non-performing	(4,000)	(1)	-	-
Charge-offs	(550)	-	-	-
Provision for loan losses	-	-	9	-
Balance at September 30, 2013	$11,981	4	$74	$2,358

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for commercial construction and land loans and (b) 300% for permanent investor commercial real estate loans. As of September 30, 2013, commercial construction and land loans were $27.3 million or 47.1% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $129.5 million or 223.4% of the concentration guideline.

CONTRACTUAL OBLIGATIONS
As of September 30, 2013, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2013, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of September 30, 2013, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

 At September 30, 2013 and December 31, 2012, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Risk Based Capital Ratios

	September 30, 2013	December 31, 2012
(Dollars in thousands)
Tier 1 Capital:
Shareholders' Equity	$48,885	$47,748

Plus: Unrealized loss on securities available for sale, net	2,130	1,398
Less: Unrealized loss on equity securities, net	-	-
Plus: Accumulated net loss on hedges	148	314
Plus: Company-obligated mandatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	(49)	-
Total Tier 1 Capital	55,114	53,460

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,343	5,493

Total Capital:	$60,457	$58,953

Risk Weighted Assets:	$426,307	$438,705

Regulatory Capital Ratios:
Leverage Ratio	9.31%	9.12%
Tier 1 to Risk Weighted Assets	12.93%	12.19%
Total Capital to Risk Weighted Assets	14.18%	13.44%

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

CAPITAL RESOURCES AND LIQUIDITY
Shareholders' equity totaled $48.9 million at September 30, 2013 compared with $47.7 million at December 31, 2012 and $48.5 million at September 30, 2012. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  On January 17, 2013, the Company's Board of Directors authorized the Company to repurchase up to 110,855 shares (3% of common stock outstanding on January 1, 2013) beginning January 1, 2013 and continuing until the next Board reset.  No shares were repurchased during the nine months ended September 30, 2013. Accumulated other comprehensive income/loss was an unrealized loss net of tax benefit of $2.3 million at September 30, 2013 compared with an unrealized loss of $1.7 million at December 31, 2012 and $1.6 million at September 30, 2012.

As discussed in "Company-Obligated Mandatorily Redeemable Capital Securities" in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of September 30, 2013, the appropriate regulatory authorities have categorized the Company and the Bank as "well capitalized."

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $53.7 million at September 30, 2013 compared with $64.4 million at December 31, 2012. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $6.1 million was unpledged and readily salable at September 30, 2013. Furthermore, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $124.3 million at September 30, 2013 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $57.5 million. At September 30, 2013, $13.2 million of the FHLB of Atlanta line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2013 and December 31, 2012. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses
	September 30, 2013			December 31, 2012
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$57,487	$-	$57,487	$69,692	$-	$69,692
Federal Home Loan Bank advances	124,279	13,155	111,124	118,636	28,200	90,436
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			25,690			39,044
Securities, available for sale and unpledged at fair value			6,056			5,917
Total short-term funding sources			$200,357			$205,089

Uses:
Unfunded loan commitments and lending lines of credit			$65,663			$61,615
Letters of credit			4,893			4,001
Total potential short-term funding uses			$70,556			$65,616

Ratio of short-term funding sources to potential short-term funding uses			2.8%			3.1%

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2013, the Company's Board of Directors authorized the Company to repurchase up to 110,855 shares (3% of common stock outstanding on January 1, 2013) beginning January 1, 2013 and continuing until the next Board reset.  No shares were repurchased during the three month period ended September 30, 2013.

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

101.00
The following materials from the Company's Form 10-Q Report for the quarterly period ended September 30, 2013, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income (4) Consolidated Statement of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  November 14, 2013

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: November 14, 2013