Form 10-K
period 2013-12-31
FAUQUIER BANKSHARES, INC.
filed 2014-03-20
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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
(Do not check if smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant's common shares held by "non-affiliates" of the registrant, based upon the closing sale price of its common stock on the NASDAQ Capital Market on June 30, 2013, was $42.2 million.  Shares held by each executive officer, director and holder of 10% or more of the registrant's outstanding common stock have been excluded as shares held by affiliates.  Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,730,084 shares of common stock outstanding as of March 11, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2014 Annual Meeting of Shareholders to be held on May 20, 2014 are incorporated by reference into Part III of this Form 10-K.

ITEM 1. BUSINESS

GENERAL

Fauquier Bankshares, Inc. ("the Company") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,713,342 shares of common stock, par value $3.13 per share, held by approximately 382 holders of record on December 31, 2013.  The Bank has ten full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow, and Haymarket.  An eleventh branch office is currently projected to open in Gainesville, Virginia during 2014. Additionally, the Old Town-Manassas branch is projected to close in mid  2014 in conjunction with opening of a branch at 8781 Centreville Road in Manassas, Virginia.   The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

THE FAUQUIER BANK

The Bank's general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C. The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The basic services offered by the Bank include: non-interest bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, night depository, travel and gift cards, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, internet banking, mobile banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as other types of consumer financing. The Bank provides automated teller machine ("ATM") cards, as a part of the Maestro, Accel - Exchange, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.

The Bank operates a Wealth Management Services ("WMS" or "Wealth Management") division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2013, assets managed by WMS, including brokerage, increased by $61.1 million in market value to $389.8 million when compared with 2012, with revenue increasing from $1.73 million to $1.91 million or 10.2%, over the same time period.

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

As of December 31, 2013, the Company had total consolidated assets of $615.8 million, total consolidated loans net of allowance for loan losses of $444.7 million, total consolidated deposits of $540.2 million, and total consolidated shareholders' equity of $51.2 million.

LENDING ACTIVITIES

The Bank offers a range of lending services, including real estate and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans, net of allowance, at December 31, 2013 were $444.7 million, or 72.2% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, sub-prime loans or loans for highly leveraged transactions.

The Bank's general market area for lending consists of Fauquier and Prince William Counties, Virginia and the neighboring communities. There is no assurance that this area will experience economic growth. Continued adverse economic conditions in any one or more of the industries operating in Fauquier or Prince William Counties, the continued sluggishness in general economic conditions, and/or declines in the market value of local commercial and/or residential real estate may have an adverse effect on the Company and the Bank.

The Bank's loans are concentrated in the following areas: residential real estate loans, commercial real estate loans, construction and land loans,  commercial and industrial loans, consumer loans, and U. S.Government guaranteed student loans. The majority of the Bank's loans are made on a secured basis. As of December 31, 2013, approximately 87.5% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans decreased $1.87 million to $21.64 million for 2013 compared with $23.50 million for 2012 due to the decrease in average loans balances, as well as the decline in the average rate received. No material part of the Bank's business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank's business.

LOANS SECURED BY REAL ESTATE

ONE TO FOUR ("1-4") FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank's 1-4 family residential real estate loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2013, the Bank's 1-4 family residential loans amounted to $142.3 million, or 31.5% of the total loan portfolio. Substantially, the Bank's entire single-family residential mortgage loans are secured by properties located in the Bank's market area. The Bank requires private mortgage insurance if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

HOME EQUITY LINES OF CREDIT LOANS. The Bank's home equity line of credit loan portfolio primarily consists of conventional loans, generally with variable interest rates that are tied to the Wall Street Journal prime rate and with 10 year terms. As of December 31, 2013, the Bank's home equity loans amounted to $43.5 million, or 9.6% of the total loan portfolio. Substantially, the Bank's entire home equity line of credit loan portfolio is secured by properties located in the Bank's market area. The Bank allows a maximum loan-to-value ratio of 85% of the value of the property held as collateral at the time of origination.

CONSTRUCTION AND LAND LOANS. The majority of the Bank's construction and land loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion.  The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2013, the Bank's construction and land loans totaled $32.8 million, or 7.3% of the total loan portfolio. Included in the $32.8 million of construction and land loans are $6.7 million of commercial aquisition and development loans, $19.1 million of raw land loans and $1.9 million of agricultural land loans.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $176.3 million, or 39.1% of total loans at December 31, 2013, and consist principally of commercial loans for which real estate constitutes a source of collateral. Approximately $70.4 million or 39.9% of commercial real estate loans are owner-occupied. Approximately $6.9 million or 3.9% of commercial real estate loans are tax exempt loans to local governmental entities. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

COMMERCIAL LOANS

The Bank's commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 83% of the Bank's commercial loans, on a dollar-value basis, and the remaining 17% of commercial loans are on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank's loan officers.  Certain credit risks are inherent in originating and keeping loans on the Bank's balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $24.7 million or 5.5% of total loans at December 31, 2013.

CONSUMER AND STUDENT LOANS

The Bank's consumer loans include loans to individuals such as auto loans, credit card loans and overdraft loans. The consumer loan portfolio was $3.8 million or 0.8% of total loans at December 31, 2013.

The Bank has U. S. Government guaranteed student loans, which were purchased through and serviced by a third party and have a variable rate of interest. The U.S. Government guaranteed student loan portfolio was $28.0 million or 6.2% of total loans at December 31, 2013.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers its regular savings, demand, negotiable order of withdrawal ("NOW"), premium NOW, money market deposit accounts, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 87% of the Bank's total deposits at December 31, 2013. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 through $250,000, and time deposits greater than $250,000 made up approximately 7.5% and 2.8%, respectively, of the Bank's total deposits at December 31, 2013. During 2013, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank's deposits are generated from Fauquier and Prince William Counties.  Included in interest-bearing deposits at December 31, 2013 were $15.6 million of brokered deposits, or 2.9% of total deposits. Of the brokered deposits, $11.3 million or 2.1% of total deposits represent a reciprocal arrangement for existing Bank customers who desire FDIC insurance for deposits above current limits.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock and equity securities. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank's total unrestricted and restricted investments, at fair value, were $53.6 million and $1.5 million, respectively, or 8.7% and 0.2% of total assets, respectively, at December 31, 2013. During 2013, income from investments totaled $1.38 million, consisting of $1.24 million of interest and dividend income and $144,000 in gains on the sale/calls of investments.

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

REGULATORY REFORM – THE DODD-FRANK ACT.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While significant rulemaking under the Dodd-Frank Act has occurred, certain of the act's provisions require additional rulemaking by the federal bank regulatory agencies, a process which will take years to fully implement.  The Company believes that short- and long-term compliance costs for the Company will be greater because of the Dodd-Frank Act.  A summary of certain provisions of the Dodd-Frank Act is set forth below:

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

Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the Deposit Insurance Fund (the "DIF") will be calculated. Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution's credit exposure to one borrower. Current banking law limits a depository institution's ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.

The Consumer Financial Protection Bureau ("CFPB").  The Dodd-Frank Act creates the CFPB within the Federal Reserve. The CFPB is charged with establishing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.

Interchange Fees. The Dodd-Frank Act also provides that (i) debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction and (ii) network diversity must be provided for the processing of debit card transactions.  This provision is known as the "Durbin Amendment."  In June 2011, the Federal Reserve adopted regulations creating a two-tier system for the calculation of interchange fees.  The two tiers are identified by the asset size of the financial institution.  For financial institutions with assets less than $10 billion such as the Bank, interchange rates as established between networks and the financial institution remained in place, and no cap or unitized fee structure is applicable.  The network diversity rule forbids a financial institution to issue a debit card whose transactions are serviced by a single, or exclusive, network partner.  At a minimum, PIN-based debit card transactions must be processed by a network other than the network processing Signature-based transactions for the debit card.

Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with "excessive compensation" or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the federal bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, certain of the act's requirements have yet to be implemented. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the federal bank regulatory agencies in the future, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent regulatory capital, liquidity and leverage ratio requirements or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

SARBANES-OXLEY ACT OF 2002. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the filing of annual, quarterly, and other reports with the Securities and Exchange Commission (the "SEC"). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the "SOX"), which is aimed at improving corporate governance, internal controls and reporting procedures. The Company is complying with applicable SEC and other rules and regulations implemented pursuant to the SOX.

FINANCIAL SERVICES MODERNIZATION LEGISLATION. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act") was intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers under a "financial holding company" structure. Under the GLB Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become "financial holding companies." As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although the Company could qualify to become a financial holding company under the GLB Act, it does not contemplate seeking to do so unless it identifies significant specific benefits from doing so. The GLB Act has not had a material effect on the Company operations.

BANK HOLDING COMPANY REGULATION.  The Company is a one-bank holding company, registered with the Federal Reserve under the Bank Holding Company Act of 1956 (the "BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The Company is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the BHC Act. The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be sufficiently related to banking or managing or controlling banks. With some limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: acquiring substantially all the assets of any bank; acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or merging or consolidating with another bank holding company.  In addition, and subject to some exceptions, the BHC Act and the Change in Bank Control Act, together with the regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company.

BANK REGULATION. The Bank is chartered under the laws of the Commonwealth of Virginia. The FDIC insures the deposits of the Bank's customers to the maximum extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the Federal Reserve and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to the Bank's directors, officers and employees; requirements on the opening and closing of branch offices; requirements regarding the maintenance of prescribed regulatory capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. The Bank, as a Virginia chargered commercial bank, is subject to extensive regulatoy examination and supervision by the SCC's Bureau of Financial Institutions.  The SCC also has broad enforcement powers over the Bank, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the Bank's assets for the benefit of depositors and other creditors.

The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency's assessment of a bank's record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank received a rating of "satisfactory" at its last CRA performance evaluation as of February 6, 2012.

DIVIDENDS. Dividends from the Bank constitute the primary source of funds for dividends to be paid by the Company. There are various statutory and contractual limitations on the ability of the Bank to pay dividends, extend credit, or otherwise supply funds to the Company, including the requirement under Virginia banking laws that cash dividends only be paid out of net undivided profits and only if such dividends would not impair the capital of the Bank. The Federal Reserve also has the general authority to limit the dividends paid by bank holding companies and state member banks, if the payment of dividends is deemed to constitute an unsafe and unsound practice. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (i) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Bank does not expect any of these laws, regulations or policies to materially impact its ability to pay dividends to the Company.

DEPOSIT INSURANCE.  The deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The Federal Deposit Insurance Act (the "FDIA"), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution's initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution's assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.  In 2013 and 2012, the Company paid only the base assessment rate for "well capitalized" institutions, which totaled $509,000 and $470,000, respectively, in regular deposit insurance assessments.

On May 22, 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC's efforts to rebuild the DIF. Deposit insurance expense during 2009 for the Company included an additional $1.2 million recognized in the second quarter related to the special assessment. On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In the fourth quarter of 2009, the Company paid $2.43 million in prepaid risk-based assessments, most of which has been expensed in the appropriate periods through December 31, 2012.  The balance of the prepayment was approximately $620,000 on December 31, 2012.  In June 2013, the FDIC refunded the remaining balance of $492,000.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

CAPITAL REQUIREMENTS – CURRENT CAPITAL REQUIREMENTS.  The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the current risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset.  At least half of the total capital is required to be "Tier 1 capital," which consists principally of common and certain qualifying preferred shareholders' equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of cumulative preferred stock, long-term perpetual preferred stock. a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 13.28% and 14.54%, respectively, as of December 31, 2013, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.79% and 14.05%, respectively, as of December 31, 2013, also exceeding the minimum requirements.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets ("Tier 1 leverage ratio"). The guidelines provide for a minimum Tier 1 leverage ratio of 3.0% for bank holding companies and banking organizations that have the highest supervisory rating.  All other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4% unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered "well capitalized" under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity.  As of December 31, 2013, the Tier 1 leverage ratio of the Company and the Bank were 9.24% and 8.89%, respectively, well above the minimum requirements.

CAPITAL REQUIREMENTS – BASEL III CAPITAL REQUIREMENTS.  On June 7, 2012, the Federal Reserve issued a series of proposed rules that would revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4% of total assets.  These are the initial capital requirements, which will be phased in over a four-year period.  When fully phased in on January 1, 2019, the rules will require the Company and the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the "prompt corrective action" regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

Based on management's understanding and interpretation of the new capital rules, it believes that, as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

THE FDIC IMPROVEMENT ACT OF 1991 ("FDICIA"). The FDIC Improvement Act of 1991 made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action with respect to insured institutions such as the Bank which have total assets of $250 million or more. Annual full-scope, on-site regulatory examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to the institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also re-codified current law under the Federal Reserve Act restricting extensions of credit to insiders.

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

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 capital ratio of 6% or greater, has a Tier 1 leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 capital ratio of 4% or greater, and has a Tier 1 leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 capital ratio that is less than 4% or has a Tier 1 leverage ratio that is less than 4%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 capital ratio that is less than 3% or has a Tier1leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank was notified by the Federal Reserve Bank of Richmond that, at December 31, 2013, both the Company and the Bank were considered "well capitalized."

SOURCE OF STRENGTH. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement.  Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

USA PATRIOT ACT.  The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists' activities. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA PATRIOT Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and a cost of compliance, the USA PATRIOT Act has not materially affected the Bank's products, services, or other business activities.

MORTGAGE BANKING REGULATION.  The Bank's mortgage banking activities are subject to the rules and regulations of, and examination by the Department of Housing and Urban Development, the Federal Housing Administration, the Department of Veterans Affairs and state regulatory authorities with respect to originating, processing and selling mortgage loans.  Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees.  In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts.  These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

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

LOANS TO INSIDERS.  The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank's loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the Bank's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

VOLCKER RULE.  The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the "Volcker Rule"). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications.

Under the final rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations ("CDOs") backed by trust preferred securities ("TruPS") as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The Company currently does not have any impermissible holdings of TruPS CDOs under the interim rule, and therefore, will not be required to divest of any such investments or change the accounting treatment.  However, regulators are soliciting comments to the Interim Rule, and this exemption could change prior to its effective date.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g. prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.

INCENTIVE COMPENSATION.  In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution's board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2013, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

COMPETITION

The Company encounters strong competition both in making loans and in attracting deposits. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same level of federal regulation that governs bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking institutions tend to compete based primarily on price and the number and location of branches while smaller, independent financial institutions tend to compete primarily on price and personal service.

EMPLOYEES

As of December 31, 2013, the Company and the Bank employed 125 full-time employees and 18 part-time employees compared with 126 full-time and 26 part-time employees as of December 31, 2012. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company's SEC filings are filed electronically and are available to the public over the internet at the SEC's website at http://www.sec.gov.  In addition, any document filed by the Company with the SEC can be read and copied at the SEC's public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. The Company's website is http://www.fauquierbank.com. The Company makes its SEC filings available through this website under "Investor Relations," "Documents" as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to Valerie Barlowe, Investor Relations, Fauquier Bankshares, Inc. at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 540-349-0209.  The information on the Company's website is not incorporated into this report or any other filing the Company makes with the SEC.

The Company's transfer agent and registrar is American Stock Transfer & Trust Company, LLC and can be contacted by writing to  6201 15th Avenue, Brooklyn, New York 11209 or by phone 800-937-5449.  Their website is www.amstock.com .

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company under SEC rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns or leases property and operates branches at the following locations:

Location	Lease/Own	Rent (Annual)		Expiration		Renewal
Main Office * P.O. Box 561 10 Courthouse Square Warrenton, VA 20186	Own	N/	A	N/	A	N/	A

Catlett Office Rt. 28 and 806 Catlett, VA 20119	Own	N/	A	N/	A	N/	A

Sudley Road Office 8091 Sudley Rd. Manassas, VA 20109	Lease	$238,000 for 2014; $251,000 for 2015 to 2018; $286,000 for 2019 to 2023; $325,000 for 2024 to 2029		2029		None

Old Town Office Center Street Manassas, VA 20110	Lease	$48,000 for 2014 and 2015; $20,000 for 2016		2016		One additional option for 5 years

New Baltimore Office 5119 Lee Highway Warrenton, VA 20187	Own	N/	A	N/	A	N/	A

The Plains Office 6464 Main Street The Plains, VA 20198	Own	N/	A	N/	A	N/	A

View Tree Property 87 Lee Highway Warrenton, VA 20186	Own	N/	A	N/	A	N/	A

Bealeton Office US Rt. 17 & Station Dr. Bealeton, VA 22712	Own	N/	A	N/	A	N/	A

Haymarket Property Market Square at Haymarket Haymarket, VA 2016	Lease	$198,000 for 2014 and increasing 3% annually		2029		Two additional options for 5 years each

Bristow Property Bristow Shopping Center 10250 Bristow Center Drive Bristow, VA 20136	Lease	$197,000 for 2014 and increasing 3% annually		2019		Two additional options for 5 years

Gainesville Property 7485 Limestone Drive Gainesville, VA 20155	Own	N/	A	N/	A	N/	A

Centreville Road Property 8780 Centerville Road Manassas, VA 20110	Own	N/	A	N/	A	N/	A

* The Bank and the Company occupy this location.

All of these properties are in good operating condition and are adequate for the Company's and the Bank's present and anticipated future needs. The Bank maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. Management believes this insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of these properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on the NASDAQ Capital Market of the NASDAQ Stock Market LLC ("NASDAQ") under the symbol "FBSS". As of March 11, 2014, there were 3,730,084 shares outstanding of the Company's common stock, which is the Company's only class of stock outstanding. These shares were held by approximately 382 holders of record. As of March 7, 2014, the closing market price of the Company's common stock was $15.06.

The following table sets forth the high and low sales prices as reported by NASDAQ for the Company's common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2013		2012		Dividends per share
	High	Low	High	Low	2013	2012
1st Quarter	$12.98	$11.40	$$12.94	$10.85	$0.12	$0.12

2nd Quarter	$12.35	$11.81	$$13.45	$11.90	$0.12	$0.12

3rd Quarter	$15.64	$12.22	$$13.45	$$12.27	$0.12	$0.12

4th Quarter	$26.63	$12.50	$$13.15	$9.01	$0.12	$0.12

The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash and capital requirements, and general business conditions. The Company's ability to pay cash dividends will depend entirely upon the Bank's ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2013, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $4.5 million.

In September 1998, the Company announced a stock repurchase program for its common stock. Annually, the Board of Directors resets the amount of shares authorized to be repurchased during the year under the buyback program.  On January 17, 2013, the Board of Directors authorized the Company to repurchase up to 110,093 shares (3% of the shares of common stock outstanding on January 1, 2013) beginning January 1, 2013. No shares of common stock were repurchased during 2013.

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

Selected Financial Data

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
EARNINGS STATEMENT DATA:
Interest income	$23,045	$24,954	$27,149	$28,330	$28,074
Interest expense	3,062	4,029	5,075	6,124	6,799
Net interest income	19,983	20,925	22,074	22,206	21,275
Provision for loan losses	1,800	5,807	1,933	2,075	1,710
Net interest income after provision for loan losses	18,183	15,118	20,141	20,131	19,565
Non-interest income	6,551	6,199	6,361	5,688	5,289
Securities gains (losses)	144	166	(87)	(863)	(772)
Non-interest expense	19,106	19,070	20,863	20,196	19,509
Income before income taxes	5,772	2,413	5,552	4,760	4,573
Income taxes	1,441	360	1,435	1,093	1,156
Net income	$4,331	$2,053	$4,117	$3,667	$3,417
PER SHARE DATA:
Net income per share, basic	$1.17	$$0.56	$$1.12	$1.01	$0.95
Net income per share, diluted	$1.16	$$0.55	$$1.12	$1.01	$0.95
Cash dividends	$0.48	$0.48	$0.48	$0.72	$0.80
Average basic shares outstanding	3,710,802	3,691,517	3,666,206	3,627,016	3,593,337
Average diluted shares outstanding	3,727,886	3,707,094	3,684,161	3,643,109	3,602,831
Book value at period end	$13.80	$12.92	$12.92	$12.13	$11.86

BALANCE SHEET DATA:
Total assets	$615,774	$601,387	$614,224	$598,040	$568,482
Loans, net	444,710	445,108	452,086	460,442	462,784
Investment securities, at fair value	55,033	50,429	50,193	49,926	40,467
Deposits	540,204	515,134	530,569	520,056	465,987
Shareholders' equity	51,227	47,748	47,571	44,106	42,639

PERFORMANCE RATIOS:
Net interest margin(1)	3.64%	3.85%	4.00%	4.14%	4.30%
Return on average assets	0.72%	0.35%	0.69%	0.63%	0.64%
Return on average equity	8.89%	4.25%	8.93%	8.34%	8.08%
Dividend payout	41.15%	86.41%	42.78%	71.31%	84.19%
Efficiency ratio(2)	70.72%	68.98%	72.05%	72.91%	74.02%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans	1.48%	1.39%	1.47%	1.35%	1.17%
Allowance for loan losses to period end non-performing loans	305.27%	58.76%	145.61%	299.10%	160.76%
Non-performing assets to period end total assets	1.23%	2.06%	1.10%	0.92%	1.24%
Non-performing loans to period end loans	0.48%	2.36%	1.01%	0.45%	0.73%
Net charge-offs to average loans	0.31%	1.38%	0.33%	0.27%	0.22%

CAPITAL RATIOS:
Leverage	9.24%	9.12%	8.70%	8.55%	8.68%
Risk Based Capital Ratios:
Tier 1 capital	13.28%	12.52%	12.05%	11.30%	10.97%
Total capital	14.54%	13.78%	13.31%	12.55%	12.21%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company and are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" "may," "will" or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the Bank's loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our plans to expand our branch network and increase our market share, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on three basic principles of accounting: (i) Accounting Standards Codification ("ASC") 450 "Contingencies" which requires that losses be accrued when they are probable of occurring and estimable, (ii) ASC 310 "Receivable" which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," which requires adequate documentation to support the allowance for loan losses estimate.

The Company's allowance for loan losses has three basic components: the specific allowance, the general allowance and the unallocated component. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance and/or non-homogeneous loans identified as impaired. The specific allowance uses various techniques to arrive at an estimate of loss. Analysis of the borrower's overall financial condition, resources and payment record, the prospects for support and financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans and other consumer loans. Also, the general allowance is used for the remaining pool of larger balance and/or non-homogeneous loans which were not identified as impaired. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

INCOME TAXES AND DEFERRED INCOME TAX ASSETS AND LIABILITIES. Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  There were no unrecognized tax benefits recorded as a liability as of December 31, 2013 and 2012. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. The Company has no uncertain tax positions.

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

Net income of $4.33 million in 2013 was an 111.0% increase from the 2012 net income of $2.05 million. The Company and the Bank's primary operating businesses are in commercial and retail lending, deposit accounts and core deposits, and assets under WMS management. Loans, net of reserve, were $444.7 million at year-end 2013 and $445.1 year-end 2012, a decrease of 0.1%, compared with a decrease of 1.5% from year-end 2011 to year-end 2012. Deposits increased 4.9% from year-end 2012 to year-end 2013 compared with a decrease of 2.9% from year-end 2011 to year-end 2012. The market value of assets under WMS management increased 18.6% from year-end 2012 to year-end 2013, and increased 12.2% from year-end 2011 to year-end 2012. The changes in assets under WMS management reflect both the changes in the U.S. stock market, as well as the net increase in WMS customers.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management's current projections, net interest income may increase in 2014 with the growth of average loans, but this may be offset in part or in whole by a possible contraction in the Bank's net interest margin resulting from the prolonged historically low levels in market interest rates. The Bank is also subject to a decline in net interest income due to competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

The Bank's non-performing assets totaled $7.6 million or 1.23% of total assets at December 31, 2013, as compared with $12.4 million or 2.06% of total assets at December 31, 2012. The provision for loan losses was $1.80 million for 2013 compared with $5.81 million for 2012. Loan chargeoffs, net of recoveries, totaled $1.4 million or 0.31% of total average loans for 2013, compared with $6.3 million or 1.38% of total average loans for 2012.

Management seeks to continue the expansion of its branch network. The Bank's eleventh full service branch is projected to open in Gainesville, Virginia during 2014. In addition, the Bank will be closing its current Old Town-Manassas branch office and opening a new branch office on Centreville Road, Manassas in mid 2014. This move will provide greater accessability and convenience for its Old Town-Manassas customers.The Bank is looking toward these new retail markets for growth in deposits and WMS income. Management seeks to increase the level of its fee income through the increase of its market share within its marketplace.

The following table presents a quarterly summary of earnings for the last two years.

Earnings

	Three Months Ended 2013				Three Months Ended 2012
(Dollars in thousands, except per share data)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$5,735	$5,841	$5,748	$5,721	$5,794	$6,288	$6,365	$6,507
Interest expense	671	689	824	878	898	977	1,042	1,112
Net interest income	5,064	5,152	4,924	4,843	4,896	5,311	5,323	5,395
Provision for loan losses	500	333	800	167	1,957	550	2,800	500
Net interest income after provision for loan losses	4,564	4,819	4,124	4,676	2,939	4,761	2,523	4,895
Other income	1,683	1,689	1,739	1,440	1,573	1,542	1,602	1,482
Securities gains (losses)	144	-	-	-	-	2	163	1
Other expense	4,513	4,926	4,826	4,841	4,971	4,641	4,347	5,111
Income before income taxes	1,878	1,582	1,037	1,275	(459)	1,664	(59)	1,267
Income tax expense	477	418	233	313	(267)	452	(138)	313
Net income (loss)	$1,401	$1,164	$804	$962	$(192)	$1,212	$79	$954

Net income per share, basic	$0.38	$0.31	$0.22	$0.26	$(0.05)	$0.33	$0.02	$0.26

Net income per share, diluted	$0.37	$0.31	$0.22	$0.26	$(0.06)	$0.33	$0.02	$0.26

2013 COMPARED WITH 2012
Net income of $4.33 million in 2013 was an 111.0% increase from 2012 net income of $2.05 million. Earnings per share on a fully diluted basis were $1.16 in 2013 compared to $0.55 in 2012. Profitability as measured by return on average equity increased from 4.25% in 2012 to 8.89% in 2013. Profitability as measured by return on average assets increased from 0.35% in 2012 to 0.72% in 2013. The year to year increase in net income was primarily due to a $4.01 million decrease in the provision for loan losses and a $330,000 increase in total other income, partially offset by a $942,000 decrease in net interest income and a $36,000 increase in total other expenses.

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

NET INTEREST INCOME AND EXPENSE

2013 COMPARED WITH 2012
Net interest income decreased $942,000 or 4.5% to $19.98 million for the year ended December 31, 2013 from $20.93 million for the year ended December 31, 2012.  The decrease in net interest income was due to the impact of the average loan portfolio decreasing from $455.9 million in 2012 to $450.9 million in 2013, as well as the decline on the rate earned on loans over the same period from 5.20% to 4.83%. This led to the Company's net interest margin decreasing from 3.85% in 2012 to 3.64% in 2013.  Total average earning assets increased from $551.6 million in 2012 to $557.3 million in 2013. The percentage of average earning assets to total assets decreased from 93.6% in 2012 to 93.2% in 2013.

Total interest income decreased $1.91 million or 7.7% to $23.05 million in 2013 from $24.95 million in 2012. This decrease was due to the 39 basis point decrease in the average yield on assets, partially offset by the increase in total average earning assets of $5.7 million or 1.0%, from 2012 to 2013. The yield on earning assets declined from 4.58% in 2012 to 4.19% in 2013 due to the decline in market interest rates in the economy at large over the last four years, as well as the decrease in average loan balances and the $842,000 increase in average non-accrual loans.

Average total loan balances decreased $5.0 million or 1.1% from $455.9 million in 2012 to $450.9 million in 2013. The tax-equivalent average yield on loans decreased to 4.83% in 2013 compared with 5.20% in 2012. Together, this resulted in a $1.87 million decrease in interest and fee income from loans for 2013 compared with 2012. On a tax-equivalent basis, the year-to-year decrease in interest and fee income on loans was $1.90 million.

Average investment security balances decreased $6.5 million from $57.0 million in 2012 to $50.5 million in 2013. This was partially offset by the tax-equivalent average yield on investments increasing from 2.56% in 2012 to 2.70% in 2013. Together interest and dividend income on security investments decreased $95,000 from 2012 to 2013 on a tax-equivalent basis.

Interest income on deposits at other banks increased from $114,000 in 2012 to $169,000 in 2013 due to the increase in average balances from $38.7 million in 2012 to $55.9 million in 2013. The average interest rate earned on these deposits was 0.30% for both 2012 and 2013.

Total interest expense decreased $967,000 or 24.0% from $4.03 million in 2012 to $3.06 million in 2013, primarily due to the replacement of more costly time deposits with less expensive demand deposit accounts, NOW accounts, and savings deposits. Interest paid on deposits decreased $614,000 or 21.4% from $2.87 million in 2012 to $2.26 million in 2013. Average NOW deposit balances increased $21.0 million from 2012 to 2013 while the average rate on NOW accounts decreased from 0.28% to 0.22%, resulting in $55,000 less interest expense in 2013.  Average money market account deposit balances decreased $600,000 from 2012 to 2013 while the average rate on money market account deposits decreased from 0.20% to 0.18%, resulting in $8,000 less interest expense in 2013.  Average savings account deposit balances increased $8.5 million from 2012 to 2013 while the average rate on savings account deposits decreased from 0.16% to 0.12%, resulting in $12,000 less interest expense in 2013.  Average time deposit balances decreased $22.3 million from 2012 to 2013 while the average rate on time deposits decreased from 1.54% to 1.38%, resulting in a decrease of $539,000 in interest expense from 2012 to 2013.

Interest expense on FHLB of Atlanta advances decreased $352,000 from 2012 to 2013 due to the decrease on the average rate paid from 3.81% in 2012 to 3.12% in 2013, as well as a $5.7 million decrease in average balances over the same time periods.  The interest expense on trust preferred capital securities decreased $1,000 from 2012 to 2013. The average rate on total interest-bearing liabilities decreased from 0.89% in 2012 to 0.67% in 2013.

2012 COMPARED WITH 2011
Net interest income decreased $1.15 million or 5.2% to $20.93 million for the year ended December 31, 2012 from $22.07 million for the year ended December 31, 2011.  The decrease in net interest income was due to the impact of the higher yielding average loan portfolio decreasing from $459.1 million in 2011 to $455.9 million in 2012, and being replaced by lower yielding deposits in other banks. This led to the Company's net interest margin decreasing from 4.00% in 2011 to 3.85% in 2012.  Total average earning assets decreased from $561.6 million in 2011 to $551.6 million in 2012. The percentage of average earning assets to total assets increased from 93.5% in 2011 to 93.6% in 2012.

Total interest income decreased $2.20 million or 8.1% to $24.95 million in 2012 from $27.15 million in 2011. This decrease was due to the 32 basis point decrease in the average yield on assets, as well as the decrease in total average earning assets of $10.0 million or 1.8%, from 2011 to 2012.The yield on earning assets declined from 4.90% in 2011 to 4.58% in 2012 due to the decline in market interest rates in the economy at large, as well as the decrease in loan balances.

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

Total interest expense decreased $1.05 million or 20.6% from $5.08 million in 2011 to $4.03 million in 2012, primarily due to the decline in market interest rates in the economy. Interest paid on deposits decreased $1.01 million or 26.1% from $ 3.89 million in 2011 to $ 2.87 million in 2012. Average NOW deposit balances increased $28.6 million from 2011 to 2012 while the average rate on NOW accounts decreased from 0.41% to 0.28%, resulting in $110,000 less interest expense in 2012.  Average money market account deposit balances decreased $31.4 million from 2011 to 2012 while the average rate on money market account deposits decreased from 0.47% to 0.20%, resulting in $272,000 less interest expense in 2012.  Average savings account deposit balances increased $8.2 million from 2011 to 2012 while the average rate on savings account deposits decreased from 0.22% to 0.16%, resulting in $23,000 less interest expense in 2012.  Average time deposit balances decreased $25.1 million from 2011 to 2012 while the average rate on time deposits decreased from 1.67% to 1.54%, resulting in a decrease of $609,000 in interest expense from 2011 to 2012.

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

Average Balances, Income and Expenses, and Average Yields and Rates

(Dollars in thousands)	12 Months Ended December 31, 2013			12 Months Ended December 31, 2012			12 Months Ended December 31, 2011
Assets	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate
Loans
Taxable	$435,962	$21,337	4.89%	$440,585	$23,147	5.25%	$443,846	$25,183	5.67%
Tax-exempt (1)	7,147	454	6.35%	8,357	541	6.48%	11,983	801	6.69%
Non-accrual (2)	7,785	-		6,943	-		3,221	-
Total Loans	450,894	21,791	4.83%	455,885	23,688	5.20%	459,050	25,984	5.66%

Securities
Taxable	43,855	995	2.27%	50,135	1,090	2.17%	46,016	1,061	2.31%
Tax-exempt (1)	6,687	373	5.57%	6,903	373	5.40%	6,115	358	5.85%
Total securities	50,542	1,368	2.70%	57,038	1,463	2.56%	52,131	1,419	2.72%

Deposits in banks	55,865	169	0.30%	38,671	114	0.30%	50,432	140	0.28%
Federal funds sold	10	-	0.15%	10	-	0.20%	11	-	0.21%
Total earning assets	557,311	$23,328	4.19%	551,604	$25,265	4.58%	561,624	$27,543	4.90%

Less: Reserve for loan losses	(6,618)			(7,991)			(6,793)
Cash and due from banks	5,105			5,076			5,311
Bank premises and equipment, net	14,928			15,124			14,179
Other real estate owned	1,413			1,779			3,347
Other assets	25,800			23,761			23,168
Total Assets	$597,939			$589,353			$600,836

Liabilities & Shareholders' Equity
Deposits
Demand deposits	$87,390			$80,418			$75,241

Interest-bearing deposits
NOW accounts	194,746	$431	0.22%	173,768	$486	0.28%	145,154	$596	0.41%
Money market accounts	43,799	79	0.18%	44,399	87	0.20%	75,824	359	0.47%
Savings accounts	72,818	90	0.12%	64,335	102	0.16%	56,146	125	0.22%
Time deposits	120,065	1,657	1.38%	142,384	2,196	1.54%	167,447	2,805	1.67%
Total interest-bearing deposits	431,428	2,257	0.52%	424,886	2,871	0.68%	444,571	3,885	0.87%

Federal funds purchased	2	-	0.82%	5	-	0.77%	5	-	0.73%
Federal Home Loan Bank advances	19,444	606	3.12%	25,166	958	3.81%	25,000	991	3.96%
Capital securities of subsidiary trust	4,124	199	4.83%	4,124	200	4.85%	4,124	199	4.82%
Total interest-bearing liabilities	454,998	3,062	0.67%	454,181	4,029	0.89%	473,700	5,075	1.07%

Other liabilities	6,826			6,424			5,782
Shareholders' equity	48,725			48,330			46,113

Total Liabilities & Shareholders' Equity	$597,939			$589,353			$600,836

Net interest spread		$20,266	3.51%		$21,236	3.69%		$22,468	3.83%

Interest expense as a percent of average earning assets			0.55%			0.73%			0.90%
Net interest margin			3.64%			3.85%			4.00%

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

Rate / Volume Variance

	2013 Compared to 2012			2012 Compared to 2011
(In thousands)	Change	Due to Volume	Due to Rate	Change	Due to Volume	Due to Rate
Interest Income
Loans; taxable	$(1,810)	$(242)	$(1,568)	$(2,036)	$(185)	$(1,851)
Loans; tax-exempt (1)	(87)	(78)	(9)	(260)	(243)	(17)
Securities; taxable	(95)	(136)	41	29	96	(67)
Securities; tax-exempt (1)	-	(11)	11	15	47	(32)
Deposits in banks	55	50	5	(26)	(33)	7
Federal funds sold	-	-	-	-	-	-
Total Interest Income	(1,937)	(417)	(1,520)	(2,278)	(318)	(1,960)

Interest Expense
NOW accounts	(55)	59	(114)	(110)	118	(228)
Money market accounts	(8)	(1)	(7)	(272)	(149)	(123)
Savings accounts	(12)	14	(26)	(23)	18	(41)
Time deposits	(539)	(344)	(195)	(609)	(419)	(190)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-	-	-	-
Federal Home Loan Bank advances	(352)	(218)	(134)	(33)	6	(39)
Capital securities of subsidiary trust	(1)	-	(1)	1	-	1
Total Interest Expense	(967)	(490)	(477)	(1,046)	(426)	(620)
Net Interest Income	$(970)	$73	$(1,043)	$(1,232)	$108	$(1,340)

(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY

The provision for loan losses was $1.80 million for 2013, $5.81 million for 2012, and $1.93 million for 2011. The amount of the provision for loan loss for 2013, 2012, and 2011 was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The $4.01 million decrease in the provision for loan losses from $5.81 million in 2012 to $1.80 million in 2013 was largely in response to the $4.9 million decrease in net loan charge-offs in 2013 from 2012, as well as the $8.5 million decrease in non-performing loans over the same time period.

The $3.87 million increase in the provision for loan losses from $1.93 million in 2011 to $5.81 million in 2012 was largely in response to the $4.8 million increase in net charge-offs over the same time period, as well as a $6.0 million increase in non-performing loans from 2011 to 2012.

LOAN PORTFOLIO

At December 31, 2013, 2012, and 2011, net loans accounted for 72.2%, 74.0%, and 73.6%, of total assets, respectively, and were the largest category of the Company's earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

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

A loan is considered impaired when there is an identified weakness that makes it probable that the Bank will not be able to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining if a loan is impaired include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on non-accrual status may not necessarily be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered "insignificant" and would not indicate an impairment situation, if in management's judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under authoritative accounting guidance. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible.

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

Loans are placed on non-accrual status when when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

A troubled debt restructuring ("TDR") identification process has been established using a template of questions that determine whether a debtor is experiencing financial difficulty and, if so, whether the Bank has granted a concession to a borrower by modifying the loan. Then, mitigating factors are evaluated to determine a final conclusion as to the whether the loan is a TDR.

There are fourteen loans in the portfolio totaling $9.6 million that have been identified as TDRs at December 31, 2013.  One loan each was modified in 2010 and 2011, four loans were modified in 2012, and eight loans were modified in 2013, one of which had been previously modified in 2012.  At December 31, 2013, three of the loans that were identified as TDRs, totaling $945,000, were more than 90 days past due and in default of the original terms of the modifications. Reserves on TDRs have been established as appropriate. The remaining eleven loans were current and performing in accordance with the modified terms.

Nine loans in the portfolio totaling $6.6 million were identified as TDRs at December 31, 2012. One loan was modified in 2010, two loans were modified in 2011 and eight loans were modified in 2012, one of which had been previously modified in 2011.  At December 31, 2012, three of the loans that were identified as TDRs, totaling $1.1 million, were on non-accrual status due to irregular payments, however, none had exceeded 90 days past due since modification and specific reserves have been established as appropriate. The remaining six loans were current and performing in accordance with the modified terms at that date.

Non-performing assets totaled $7.6 million or 1.23% of total assets at December 31, 2013, as compared with $12.4 million or 2.06% of total assets at December 31, 2012 and $6.7 million or 1.10% of total assets at December 31, 2011.  Included in non-performing assets at December 31, 2013 were $1.3 million of non-performing pooled trust preferred securities at fair value, as well as $4.1 million of other real estate owned, and $2.2 million of non-accrual loans. Non-performing loans, other real estate owned, and other repossessed assets totaled $6.3 million or 1.38% of total loans, other real estate owned, and other repossessed assets at December 31, 2013, as compared with $12.1 million or 2.66% of total loans, other real estate owned, and other repossessed assets at December 31, 2012 and $6.4 million or 1.39% of total loans, other real estate owned, and other repossessed assets at December 31, 2011.

At December 31, 2013, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at December 31, 2013 was approximately $13.6 million or 3.0% of loans to the childcare industry. The largest concentration at December 31, 2012 was in the hospitality industry.  The deterioration of credit quality among hospitality loan relationships was the primary cause of the growth in non-performing loans, loan charge-offs and the provision for loan losses in 2012 . The following table sets forth certain credit information with respect to the Bank's hospitality loan portfolio, as well as reserve and charge-off activity, at the dates indicated. Please note that all hospitality loans are part of the commercial real estate loan segment as discussed throughout this report, in particular in Note 3 "Loans and Allowance for Loan Losses" of the Notes to Consolidated Financial Statements.

Hospitality Loans

(Dollars in thousands)	Outstanding Balance	Number of Loan Relationships	Reserve Allocation	U.S. Government Guarantee
At December 31, 2012:
Pass	$8,885	3	$65	$-
Special mention	-	-	-	-
Substandard	7,230	2	-	2,358
Doubtful	-	-	-	-
Loss	-	-	-	-
Total hospitality loans	$16,115	5	$65	$2,358

At December 31, 2013:
Pass	$9,510	3	$68	$-
Special mention	-	-	-	-
Substandard	-	-	-	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total hospitality loans	$9,510	3	$68	$-

At December 31, 2012:
Not impaired	$8,885	3	$65	$-
Impaired	7,230	2	-	2,358
Total hospitality loans	$16,115	5	$65	$2,358

At December 31, 2013:
Not impaired	$9,510	3	$68	$-
Impaired	-	-	-	-
Total hospitality loans	$9,510	3	$68	$-

At December 31, 2012:
Performing	$8,885	3	$65	$-
Non-performing	7,230	2	-	2,358
Total hospitality loans	$16,115	5	$65	$2,358

At December 31, 2013:
Performing	$9,510	3	$68	$-
Non-performing	-	-	-	-
Total hospitality loans	$9,510	3	$68	$-

Hospitality Loan Activity

(Dollars in thousands)	Outstanding Balance	Number of Loan Relationships	Reserve Allocation	U.S. Government Guarantees

Balance at December 31, 2012:	$16,115	5	$65	$2,358
Disbursements	894	-	-	-
Amortization/repaymentson performing	(270)	-	-	-
Amortization/repayments on non-performing	(4,000)	(1)	-	-
Charge-offs	(550)	-	-	-
Provision for loan losses	-	-	3	-
Transfer to other real estate owned	(2,679)	(1)	-	(2,358)
Balance at December 31, 2013	$9,510	3	$68	$-

Based on regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of December 31, 2013, construction and land loans are $25.1 million or 42.5% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $131.0 million or 221.8% of the concentration level.

The allowance for loan losses as a percentage of non-performing loans was 305.3%, 58.8%, and 145.6% at December 31, 2013, 2012, and 2011, respectively. The reason for the increase in this coverage ratio from 2012 to 2013 was primarily due to the decrease in nonaccrual loans from $10.7 million at December 31, 2012 to $2.2 million at December 31, 2013.  The reason for the decline in this coverage ratio from 2011 to 2012 was primarily due to the new loans added to the non-performing category in 2011, and the relative levels of allowance needed for these specific loans, as well as the amount of charge-offs made during 2012 on loans that were substandard, but performing at December 31, 2011.

The number of non-performing loan relationships was twelve at December 31, 2013 compared with eighteen at December 31, 2012, and twenty-two at December 31, 2011.

The Bank's other real estate owned at December 31, 2013 consisted of two properties with a total net value of $4.1 million. Approximately $2.7 million of the net value consisted of a 176 acre restaurant/inn/spa facility in Casanova, Virginia, which was subsequently sold on February 4, 2014. The remaining net value of approximately $1.4 million consists of 47 acres of undeveloped land in Opal, Virginia. The Bank's other real estate owned at December 31, 2012 consisted of the $1.4 million Opal property.

Excluding student loans, loans that were 90 days past due and accruing interest totaled $506,000, $132,000, and $101,000 at December 31, 2013, 2012, and 2011, respectively. No loss is anticipated on any loan 90 days past due and accruing interest.

There were twelve loans totaling $8.6 million that were current and accruing interest at December 31, 2013, but which were considered impaired and were allocated $848,000 of loan loss reserves. Additionally, there were ten loans totaling $6.4 million that were current and accruing interest at December 31, 2012, but which were considered impaired and were allocated $232,000 of specific loan loss reserves. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower's ability to repay.

At December 31, 2013, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2013, 2012, 2011, 2010, and 2009.

Loan Portfolio

	December 31,
(In thousands)	2013	2012	2011	2010	2009
Loans secured by real estate:
Construction and land	$32,807	$40,045	$38,112	$27,390	$33,003
Residential real estate	142,256	136,590	139,046	136,137	144,274
Home equity lines of credit	43,476	45,025	45,724	51,023	49,435
Commercial real estate	176,320	193,005	201,420	215,349	201,970
Commercial and industrial loans (except those secured by real estate)	24,746	27,140	29,061	29,819	29,286
Consumer loans to individuals (except those secured by real estate)	3,810	4,567	5,451	7,031	10,390
Student	27,962	4,994	-	-	-
Total loans	$451,377	$451,366	$458,814	$466,749	$468,358

The following table sets forth certain information with respect to the Bank's non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:

Non-Performing Assets and Loans Contractually Past Due

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Non-accrual loans	$2,184	$10,650	$4,621	$2,109	$3,410
Other real estate owned	4,085	1,406	1,776	2,821	2,480
Other repossessed assets owned	-	-	15	21	54
Non-performing corporate bond investments, at fair value	1,300	325	335	552	1,126
Total non-performing assets	7,569	12,381	6,747	5,503	7,070

Restructured loans still accruing	8,613	5,556	-	-	-
Student loans (U.S. Gov. guaranteed) past due 90 or more days and still accruing	7,917	-	-	-	-
Loans past due 90 days and still accruing interest	506	132	101	263	354
Total non-performing and other risk assets	$24,605	$18,069	$6,848	$5,766	$7,424

Allowance for loan losses as percentage of total loans, period end	1.48%	1.39%	1.47%	1.35%	1.17%

Non-accrual loans to total loans, period end	0.48%	2.36%	1.01%	0.45%	0.73%

Allowance for loan losses as percentage of non-performing loans, period end	305.27%	58.76%	145.60%	299.05%	160.76%

Non-accrual loans and restructured loans still accruing to total loans, period end	2.39%	3.59%	1.01%	0.45%	0.73%

Non-performing assets as percentage of total assets, period end	1.23%	2.06%	1.10%	0.92%	1.24%

Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" Note 3 of the Notes to Consolidated Financial Statements contained herein.

ANALYSIS OF LOAN LOSS EXPERIENCE

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectability of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans, and current economic conditions. Management periodically reviews the loan portfolio to determine probable credit losses related to specifically identified loans as well as credit losses inherent in the remainder of the loan portfolio. Allowances for impaired loans are generally determined based on net realizable values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance remains subject to change. Additions to the allowance for loan losses, recorded as the provision for loan losses on the Company's statements of income, are made monthly to maintain the allowance at an appropriate level based on management's analysis of the inherent risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level and nature of impaired and non-performing loans, historical loan-loss experience, the amount of loan losses actually charged off or recovered during a given period and current national and local economic conditions.

At December 31, 2013, 2012, 2011, 2010, and 2009, the allowance for loan losses was $6.7 million, $6.3 million, $6.7 million, $6.3 million, and $5.5 million, respectively.  As a percentage of total loans, the allowance for loan losses decreased from 1.47% at December 31, 2011 to 1.39% at December 31, 2012 and increased to 1.48% at December 31, 2013. The allowance for loan losses equaled 305.3% of non-accrual loans at December 31, 2013 compared with 58.8% and 145.6% at December 31, 2012 and 2011, respectively.

The following table summarizes the Bank's loan loss experience for each of the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively:

Analysis of Allowance for Loan Losses

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Allowance for loan losses, January 1,	$6,258	$6,728	$6,307	$5,482	$4,780

Secured by real estate:
Construction and land	-	-	-	-	-
1-4 family residential	284	126	597	250	377
Home equity line of credit	174	536	472	111	129
Commercial real estate	686	5,004	-	632	245
Commercial and industrial	257	526	599	96	40
Student	-	-	-	-	-
Consumer	104	117	60	255	298
Total loans charged-off	1,505	6,309	1,728	1,344	1,089

Secured by real estate:
Construction and land	-	-	-	-	-
1-4 family residential	2	2	-	6	36
Home equity line of credit	11	-	3	-	-
Commercial real estate	-	9	161	10	4
Commercial and industrial	76	7	12	9	7
Student	-	-	-	-	-
Consumer	25	14	40	69	34
Total loans recoveries	114	32	216	94	81

Net Charge-Offs	1,391	6,277	1,512	1,250	1,008

Provision for loan losses	1,800	5,807	1,933	2,075	1,710

Allowance for loan losses, December 31,	$6,667	$6,258	$6,728	$6,307	$5,482

Ratio of net charge-offs to average loans	0.31%	1.38%	0.33%	0.27%	0.22%

The following table allocates the allowance for loan losses at December 31, 2013, 2012, 2011, 2010, and 2009 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

Allocation of Allowance for Loan Losses

	2013		2012		2011
(Dollars in thousands)	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction and land	$412	7.27%	$402	8.87%	$195	8.31%
1-4 family residential	1,261	31.52%	1,691	30.26%	1,584	30.31%
Home equity line of credit	1,314	9.63%	1,336	9.98%	698	9.97%
Commercial real estate	2,320	39.06%	1,685	42.76%	2,899	43.90%
Commercial and industrial	964	5.48%	932	6.01%	795	6.33%
Student Loans	196	6.19%	-	1.11%	-	-
Consumer	18	0.84%	40	1.01%	31	1.18%
Unallocated	182	-	172	-	526	-
	$6,667	100.00%	$6,258	100.00%	$6,728	100.00%

	2010		2009
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction	$150	5.87%	$186	7.05%
1-4 family residential	1,623	29.17%	1,179	30.80%
Home equity line of credit	1,106	10.93%	814	10.55%
Commercial real estate	2,321	46.13%	2,165	43.13%
Commercial and industrial	793	6.39%	1,039	6.25%
Student Loans	-	-	-	-
Consumer	314	1.51%	99	2.22%
Unallocated	-	-	-	-
	$6,307	100.00%	$5,482	100.00%

NON-INTEREST INCOME

2013 COMPARED WITH 2012
Total non-interest income increased by $330,000 from $6.37 million in 2012 to $6.70 million in 2013, primarily due to an $89,000 increase in trust and estate income, an $88,000 increase in brokerage income, and an $126,000 increase in service charges on deposit accounts during 2013 compared with 2012.

Recurring non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary trust and estate fees, brokerage income, service charges on deposit accounts, and other fee income. Trust and estate income increased $89,000 or 6.3% from 2012 to 2013, and brokerage income increased $88,000 or 27.2% from $323,000 in 2012 to $411,000 in 2013, both primarily due to the increase in new customer relationships

Service charges on deposit accounts increased $126,000 or 4.7% to $2.82 million for 2013, compared with $2.69 million for 2012. The change is primarily due to the growth in the number of transaction deposits accounts and the volume of transactions.

Other service charges, commissions and fees increased $49,000 or 2.8% from $1.78 million in 2012 to $1.83 million in 2013, primarily due to the increase in debit-card interchange income. Also included in other service charges, commissions, and income is bank-owned life insurance ("BOLI") income, which was $395,000 in 2013 compared with $416,000 in 2012.  Total cash value of BOLI was $12.4 million at December 31, 2013 compared with $12.0 million at December 31, 2012.

There were no other-than-temporary-impairment ("OTTI") losses on investment securities during 2013 and 2012.  The gains on the sale of securities decreased from $166,000 in 2012 to $144,000 in 2013. See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion regarding the methodology for determining impairment on the Bank's investment securities, as well as the gains on the sale of securities.

Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace.

2012 COMPARED WITH 2011
Total non-interest income increased by $91,000 from $6.27 million in 2011 to $6.37 million in 2012 primarily due to increases in trust and estate income and other service charges, as well as the absence of OTTI losses on the investment in pooled trust preferred securities.

Trust and estate income increased $165,000 or 13.3% from 2011 to 2012, primarily as the result of the increase in new and profitable trust relationships. Brokerage income decreased $69,000 or 17.6% from $392,000 in 2011 to $323,000 in 2012.  Service charges on deposit accounts decreased $396,000 or 12.8% to $2.69 million for 2012, compared with $3.09 million for 2011. The change is primarily due to changes in the processing of overdrafts, including waiving all charges on low dollar overdrafts, as well as a change in overdraft activities by customers. Other service charges, commissions and fees increased $138,000 or 8.4% from $1.64 million in 2011 to $1.78 million in 2012, primarily due to the increase in debit-card interchange income. Also included in other service charges, commissions, and fees is BOLI income, which was $416,000 in 2012 compared with $419,000 in 2011.

There were no OTTI losses on the investment in pooled trust preferred securities during 2012 compared with $189,000 in 2011.  The gains on the sale of securities increased from $102,000 in 2011 to $166,000 in 2012.

NON-INTEREST EXPENSE

2013 COMPARED WITH 2012
Total non-interest expense increased $36,000 or 0.2% in 2013 compared with 2012. The increase was primarily due to increases in legal, data processing, and other operating expenses, fundamentally offset by decreases in furniture and equipment expenses, marketing expenses, and losses on the sale or impairment of Other Real Estate Owned ("OREO") properties.

Salary and benefit expenses increased $40,000, or 0.4% in 2013 compared with 2012, primarily reflecting merit salary increases. In addition, the Bank increased its full-time equivalent employees by approximately one person from year-end 2012 to year-end 2013.

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

Net occupancy expense increased $28,000 or 1.5%, and furniture and equipment expense decreased $117,000 or 10.1%, from 2012 to 2013.

Marketing expense decreased $93,000 or 13.4% from 2012 to 2013 primarily due to reduction of newspaper advertising in 2013.

Consulting expense, which includes legal and accounting professional fees, increased $225,000 or 22.2% in 2013 compared with 2012. This increase is primarily due to legal expenses associated with the workout of problem loans.

Data processing expense increased $153,000 or 12.7% in 2013 compared with 2012 primarily due to the increase in the volume of transactions processed. The Bank outsources much of its data processing to a third-party vendor.

The FDIC deposit insurance expense increased $39,000 or 8.3% from $470,000 for 2012 to $509,000 for 2013, primarily due to deposit growth.

There was a $20,000 loss on the impairment and expense of OREO properties in 2013 compared to $391,000 in 2012. At December 31, 2013, the Bank has two OREO properties with a total valuation of $4.1 million compared with one property with a valuation of $1.4 million at December 31, 2012.

2012 COMPARED WITH 2011
Total non-interest expense decreased $1.79 million or 8.6% in 2012 compared with 2011. The decrease was primarily due to the $1.11 million decrease in salary and benefits expense and the $719,000 decrease in the losses on the sale or impairment and expense of OREO properties.

Salary and benefit expenses decreased $1.11 million or 10.5% in 2012 compared with 2011. During 2011, there was approximately $1.03 million of accrued short and long-term incentive compensation that was not accrued in 2012. In addition, there was a reduction of approximately thirteen positions from December 31, 2011 to December 31, 2012.

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

Data processing expense increased $35,000 or 3.0% in 2012 compared with 2011 due to increased transaction volume.

The FDIC deposit insurance expense decreased $135,000 or 22.3% from $605,000 for 2011 to $470,000 for 2012, primarily due to changes in the FDIC's fee calculation.

Losses on the sale or impairment and expense of OREO properties decreased from $1.11 million in 2011 to $391,000 in 2012. At December 31, 2012, the Bank had one OREO property with a valuation of $1.4 million.

INCOME TAXES
Income tax expense increased by $1.08 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.  Income tax expense decreased by $1.08 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The effective tax rates were 25.0%, for 2013, 14.9% for 2012, and 25.8% for 2011. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits. Community development tax credits increased from approximately $96,000 in 2011 and $130,000 in 2012 to $218,000 in 2013, and are projected to be approximately $322,000 in 2014.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2013 AND DECEMBER 31, 2012

Total assets were $615.8 million at December 31, 2013, an increase of 2.4% or $14.4 million from $601.4 million at December 31, 2012. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, total investments, and total deposits. Each of these categories, as well as investment securities and company-obligated mandatorily redeemable capital securities of subsidiary trust, is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks increased from $59.7 million at December 31, 2012 to $65.0 million at December 31, 2013. The increase in interest-bearing deposits in other banks was primarily the result of more excess liquidity being temporarily deposited at the Federal Reserve Bank of Richmond due to the increase in deposits.

INVESTMENT SECURITIES. Total investment securities were $53.6 million at December 31, 2013, reflecting an increase of $5.5 million from $48.1 million at December 31, 2012.  At December 31, 2013 and 2012, all investment securities were available for sale. The unrealized loss, net of tax benefit, of the available for sale securities portfolio totaled $847,000 at December 31, 2013 compared with an unrealized loss, net of tax benefit, of $1.40 million at December 31, 2012. See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion on the Bank's investment securities.

At December 31, 2013, 2012, and 2011, the carrying values of the major classifications of securities were as follows:

Investment Portfolio

	Available for Sale (1)
(In thousands)	2013	2012	2011
Obligations of U.S. Government corporations and agencies	$43,937	$40,014	$39,572
Obligations of states and political subdivisions, taxable	509	541	515
Obligations of states and political subdivisions, tax-exempt	6,526	6,849	6,878
Corporate bonds	2,250	325	335
Mutual funds	349	363	349
Total	$53,571	$48,092	$47,649

(1) Amounts for available for sale securities are based on fair value.

The following is a schedule of estimated maturities, or call date if more probable, or next rate repricing adjustment date and related weighted average yields of securities at December 31, 2013:

Estimated Repricing or Maturity Distribution and Yields of Securities

	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$8,971	1.22%	$4,956	1.01%	$5,789	1.70%
Obligations of states and political subdivisions, taxable	-	-	-	-	509	2.81%
Corporate bonds	-	-	-	-	-	-
Other taxable securities	-	-	-	-	-	-
Total taxable	8,971	1.22%	4,956	1.01%	6,298	1.79%
Obligations of states and political subdivisions, tax-exempt	578	3.19%	5,147	3.79%	801	3.95%
Total securities:	$9,549	1.34%	$10,103	2.42%	$7,099	2.03%

	Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$24,221	2.38%	$43,937	1.90%
Obligations of states and political subdivisions, taxable	-		509	2.81%
Corporate bonds	2,250	1.85%	2,250	1.85%
Other taxable securities	349	2.36%	349	2.36%
Total taxable	26,820	2.34%	47,045	1.91%
Obligations of states and political subdivisions, tax-exempt	-		6,526	3.75%
Total securities:	$26,820	2.34%	$53,571	2.14%

Excluding obligations of U. S. Government corporations and agencies, no Bank security investment from a single issuer exceeded 10% of shareholders' equity.

LOANS. Total net loan balance after allowance for loan losses was $444.7 million at December 31, 2013, which represents a decrease of $398,000 or 0.1% from $445.1 million at December 31, 2012. Commercial real estate loans decreased $16.7 million, construction and land loans decreased $7.2 million and commercial and industrial loans decreased $2.4 million from year-end 2012 to year-end 2013, while U.S. Government guaranteed student loans increased $23.0 million and residential real estate loans increased $5.7 million over the same time period. The Bank's loans are made primarily to customers located within the Bank's primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2013:

Maturity Schedule of Selected Loans

(In thousands)	Within 1 Year	1 Year Within 5 Years	After 5 Years	Total

Commercial real estate loans	$22,479	$90,253	$63,588	$176,320
Commercial and industrial loans	14,536	9,683	527	24,746
Construction and land loans	14,075	16,977	1,755	32,807
	$51,090	$116,913	$65,870	$233,873
For maturities over one year:
Floating and adjustable rate loans		$7,114	$43,706	$50,820
Fixed rate loans		109,799	22,164	131,963
		$116,913	$65,870	$182,783

DEPOSITS. For the year ended December 31, 2013, total deposits increased by $25.1 million or 4.9% when compared with total deposits one year earlier. Non-interest-bearing deposits decreased by $841,000 and interest-bearing deposits increased by $25.9 million.

Included in interest-bearing deposits at December 31, 2013 were $15.6 million of brokered deposits, or 2.9% of total deposits. This compares with $26.0 million of brokered deposits at December 31, 2012, or 5.0% of total deposits. Of the $15.6 million in brokered deposits at December 31, 2013, $11.3 million were deposits of Bank customers, exchanged through the Certificate of Deposit Account Registry Services' ("CDARS") network.  Of the $26.0 million in brokered deposits at December 31, 2012, $21.7 million were deposits of Bank customers, exchanged through the CDARS network.  With the CDARS program, funds are placed into certificate of deposits issued by other banks in the network, in increments usually less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community.

The Bank projects to increase its transaction account and other deposits in 2014 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

Deposits and Rates Paid

	December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest-bearing	$87,390		$80,418		$75,241

Interest-bearing:
NOW accounts	194,746	0.22%	173,768	0.28%	145,154	0.41%
Money market accounts	43,799	0.18%	44,399	0.20%	75,824	0.47%
Regular savings accounts	72,818	0.12%	64,335	0.16%	56,146	0.22%
Time deposits:	120,065	1.38%	142,384	1.54%	167,447	1.67%
Total interest-bearing	431,428	0.52%	424,886	0.68%	444,571	0.87%
Total deposits	$518,818		$505,304		$519,812

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2013:

Maturities of Certificates of Deposits and Other Time Deposits of $100,000 or More

	December 31, 2013
(In thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	One to Four Years	Over Four Years	Total
$100,000 to 250,000	$10,238	$1,996	$9,671	$18,081	$529	$40,515
Over $250,000	-	250	1,801	8,940	4,339	15,330
Total	$10,238	$2,246	$11,472	$27,021	$4,868	$55,844

BORROWINGS. Amounts and weighted average rates for long and short-term borrowings as of December 31, 2013, 2012 and 2011 are as follows:

Borrowed Funds

	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

FHLB advances	$13,139	2.46%	$28,200	3.49%	$25,000	3.92%

At December 31, 2013, the weighted average life of the borrowed funds portfolio was approximately 6.6 years.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $51.2 million at December 31, 2013 compared with $47.7 million at December 31, 2012. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  The Company initiated an open market stock buyback program in 1998. No shares were repurchased in 2011, 2012 and 2013.

Accumulated other comprehensive income (loss) decreased to an unrealized loss net of tax benefit of $941,000 at December 31, 2013, compared with an unrealized loss net of tax benefit of $1.7 million at December 31, 2012 and an unrealized loss net of tax benefit of $1.3 million at December 31, 2011.

During 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under current applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Government Supervision and Regulation" in Part I, Item 1 of this Form 10-K, banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2013, the appropriate regulatory authorities have categorized the Company and the Bank as "well capitalized."

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Atlanta. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds. Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Bank's internal sources of such liquidity are deposits, loan and investment repayments, and securities available for sale. The Bank's primary external source of liquidity is advances from the FHLB of Atlanta.

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $71.1 million at December 31, 2013 compared with $64.4 million at December 31, 2012. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $13.4 million was unpledged and readily salable at December 31, 2013. In addition, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $124.1 million at December 31, 2013 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks, including the Federal Reserve, totaling approximately $57.3 million. At December 31, 2013, $13.1 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2013 and 2012. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Use

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$57,326	$-	$57,326	$69,692	$-	$69,692
Federal Home Loan Bank lines of credit	124,113	13,139	110,974	118,636	28,200	90,436
Federal funds sold and interest-bearing deposits in other banks, excluding reserve requirements			37,967			39,044
Securities, available for sale and unpledged at fair value			13,445			5,917
Total short-term funding sources			$219,712			$205,089

Uses:
Unfunded loan commitments and lending lines of credit			$70,762			$61,615
Letters of credit			7,515			4,001
Total potential short-term funding uses			$78,277			$65,616

Ratio of short-term funding sources to potential short-term funding uses			280.7%			312.6%

CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2013 that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At December 31, 2013 and 2012, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Regulatory Capital Ratios

	December 31,
(Dollars in thousands)	2013	2012

Tier 1 Capital:
Shareholders' Equity	$51,227	$47,748
Plus: Unrealized loss on securities available for sale, net	847	1,397
Less: Unrealized loss on equity securities, net	-	-
Plus: Accumulated net losses on hedges and Supplemental retirement plans	94	315
Plus: Company-obligated mandatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	56,168	53,460

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,303	5,346

Total Capital:	$61,471	$58,806

Risk Weighted Assets:	$422,885	$426,850

Leverage Ratio	9.24%	9.12%
Risk Based Capital Ratios:
Tier 1 to Risk Weighted Assets	13.28%	12.52%
Total Capital to Risk Weighted Assets	14.54%	13.78%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company's contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2013.

(In thousands)	Payments due by period
Contractual Obligations:	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years(1)
Debt obligations	$17,263	$64	$139	$5,156	$11,904
Operating lease obligations	14,367	2,601	3,531	1,486	6,749
Total	$31,630	$2,665	$3,670	$6,642	$18,653

(1) Includes $4.1 million of capital securities with varying put provisions beginning September 21, 2011 with a mandatory redemption September 21, 2036.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank's off-balance sheet arrangements consist of interest rate swap agreements, commitments to extend credit and letters of credit.

The Company entered into an interest rate swap agreement with a notional amount of $4.0 million on July 1, 2010.  The Bank uses this interest rate swap to reduce interest rate risks and to manage interest income, specifically with regard to the interest rate expense on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability priced at three month London Interbank Offered Rate ("LIBOR") plus 1.70% into a fixed rate liability priced at 4.91% through 2020.

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

The Company entered into one swap agreement with a total notional amount of $1.1 million dated September 26, 2012 to manage the interest rate risk related to a commercial loan.  The agreement allows the Company to convert fixed rate assets to floating rate assets through 2022.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus 2.50% and pays at the fixed rate of 4.15%

Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income and expense.  These interest rate swap agreements are considered derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates. The net interest expense on the four interest rate swaps was $227,000 for the year ended December 31, 2013. In addition, the net gain or loss on the hedged items and the hedges resulted in recognition of $51,000 in net interest income in 2013.  This net gain or loss will net to zero as the loans and underlying hedge reach maturity.  In the year ended December 31, 2012, the net interest expense on the interest rate swaps was $207,000 and the net gain or loss on the hedged items and hedges resulted in recognition of $51,000 in net interest expense in 2012.

Commitments to extend credit and letters of credit were $70.8 million and $7.5 million, respectively, at December 31, 2013, and $61.6 million and $4.0 million, respectively, at December 31, 2012.

See Note 15 "Financial Instruments with Off-Balance Sheet Risk" and  Note 16 "Derivative Instruments and Hedging Activities" of the Notes to Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements. The impact on liquidity of these arrangements is illustrated in the Liquidity Sources and Uses table above.

Revenues for standby letters of credit were $61,000 and $41,000 for 2013 and 2012, respectively. There were forty and forty-one separate standby letters of credit at December 31, 2013 and 2012, respectively. During 2013 and 2012, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value of equity under varying market rate assumptions. The Bank monitors exposure to instantaneous changes both up and down in rates of 100 basis points, 200 basis points, 300 basis points and 400 basis points over a rolling 12-month and 24-month period. The Bank has a two tier policy limit for the maximum negative impact on net interest income and change in equity from all instantaneous changes in interest rates up to 400 basis points. The first limit, or a level I variance, indicates a risk which is approaching unacceptable levels and could be reflective of an unfavorable balance sheet trend. When a level I variance is reached, an explanation of the variance is reported to the Board of Directors until the variance is within policy. This report to the Board of Directors analyzes whether the variance represents a long-term problem, or if the variance will be self-correcting. If the variance is determined to be a long-term problem, the level II actions will be taken. A level II measurement represents a risk to earnings which is unacceptable to senior management. If a level II measurement is reached, an action plan is presented to the Board of Directors to decrease variance level. This action plan may include, but is not limited to, changing loan pricing to alter fixed vs. adjustable-rate balances, changing time deposit pricing to alter term length of deposits, use of FHLB borrowings to lengthen duration, restructure the duration/maturity structure of the investment portfolio, use of off-balance sheet hedging instruments such as swaps , and adjust pricing of non-maturity deposits. Management has maintained a risk position within all policy guideline levels during 2012 and 2013.

The following tables present the Bank's anticipated market value changes in equity under various rate scenarios as of December 31, 2013 and 2012:

Market Risk

	2013
(Dollars in thousands)	Percentage Change	Market Value Change	Minus 200 pts	Current Fair Value	Plus 200 pts	Market Value Change	Percentage Change

Interest earning deposits in banks				$65,068	$64,729	$(339)	(0.52)%
Fed funds sold				9	9	-	-%
Securities				53,571	49,714	(3,857)	(7.20)%
Restricted securities				1,462	1,462	-	-%
Loans receivable	Note: Due to the absolute level of market interest rates at December 31, 2013, the calculation of a change in value due to an instantaneous decrease of 200 basis points would not be meaningful.			444,750	427,918	(16,832)	(3.78)%
Total rate sensitive assets				564,860	543,832	(21,028)	(3.72)%
Other assets				51,026	51,026	-	-%
Total assets				$615,886	$594,858	$(21,028)	(3.41)%

Demand deposits				$65,984	$61,603	$(4,381)	(6.64)%
Rate-bearing deposits				428,412	418,908	(9,504)	(2.22)%
Borrowed funds				16,950	14,949	(2,001)	(11.81)%
Other liabilities				7,080	7,080	-	-%
Total liabilities				518,426	502,540	(15,886)	(3.06)%

Present Value Equity				97,460	92,318	(5,142)	(5.28)%
Total liabilities and equity				$615,886	$594,858	$(21,028)	(3.41)%

	2012
(Dollars in thousands)	Percentage Change	Market Value Change	Minus 200 pts	Current Fair Value	Plus 200 pts	Market Value Change	Percentage Change

Interest earning deposits in banks				$59,770	$59,589	$(181)	(0.30)%
Fed funds sold				11	11	-	-%
Securities				48,092	44,591	(3,501)	(7.28)%
Restricted securities				2,337	2,337	-	-%
Loans receivable	Note: Due to the absolute level of market interest rates at December 31, 2012, the calculation of a change in market value due to an instantaneous decrease of 200 basis points would not be meaningful.			443,422	423,690	(19,732)	(4.45)%
Total rate sensitive assets				553,632	530,218	(23,414)	(4.23)%
Other assets				46,099	46,099	-	-%
Total assets				$599,731	$576,317	$(23,414)	(3.90)%

Demand deposits				$74,964	$66,289	$(8,675)	(11.57)%
Rate-bearing deposits				419,189	407,762	(11,427)	(2.73)%
Borrowed funds				34,135	31,538	(2,597)	(7.61)%
Other liabilities				6,181	6,181	-	-%
Total liabilities				534,469	511,770	(22,699)	(4.25)%

Present Value Equity				65,262	64,547	(715)	(1.10)%
Total liabilities and equity				$599,731	$576,317	$(23,414)	(3.90)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2013

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets
Consolidated statements of income
Consolidated statements of comprehensive income
Consolidated statements of changes in shareholders' equity
Consolidated statements of cash flows
Notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Fauquier Bankshares, Inc.
Warrenton, Virginia

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  The management of Fauquier Bankshares, Inc. and its subsidiaries (the "Company") is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/S/SMITH ELLIOTT KEARNS & COMPANY, LLC
SMITH ELLIOTT KEARNS & COMPANY. LLC

Chambersburg, Pennsylvania
March 20, 2014

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share information)	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$6,120	$4,684
Interest-bearing deposits in other banks	64,997	59,740
Federal funds sold	9	11
Securities available for sale	53,571	48,092
Restricted investments	1,462	2,337
Loans	451,377	451,366
Allowance for loan losses	(6,667)	(6,258)
Net loans	444,710	445,108
Bank premises and equipment, net	15,373	14,763
Accrued interest receivable	1,568	1,283
Other real estate owned, net of allowance	4,085	1,406
Bank-owned life insurance	12,433	12,038
Other assets	11,446	11,925
Total assets	$615,774	$601,387

Liabilities
Deposits:
Noninterest-bearing	$88,423	$89,264
Interest-bearing:
NOW accounts	222,507	191,039
Savings accounts and money market accounts	120,457	108,794
Time deposits	108,817	126,037
Total interest-bearing	451,781	425,870
Total deposits	540,204	515,134

Federal Home Loan Bank advances	13,139	28,200
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	7,080	6,181
Commitments and contingencies	-	-
Total liabilities	564,547	553,639

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding 2013: 3,713,342 shares including 34,109 non-vested shares; 2012: 3,695,160 shares including 31,423 non-vested shares	11,516	11,467
Retained earnings	40,652	37,993
Accumulated other comprehensive income (loss), net	(941)	(1,712)
Total shareholders' equity	51,227	47,748
Total liabilities and shareholders' equity	$615,774	$601,387

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
For Each of the Three Years Ended December 31, 2013

(Dollars in thousands)	2013	2012	2011
Interest Income
Interest and fees on loans	$21,636	$23,504	$25,711
Interest and dividends on securities available for sale:
Taxable interest income	883	986	993
Interest income exempt from federal income taxes	246	246	236
Dividends	111	104	69
Interest on deposits in other banks	169	114	140
Total interest income	23,045	24,954	27,149

Interest Expense
Interest on deposits	2,257	2,871	3,885
Interest on Federal Home Loan Bank advances	606	958	991
Distribution on capital securities of subsidiary trusts	199	200	199
Total interest expense	3,062	4,029	5,075

Net interest income	19,983	20,925	22,074

Provision for loan losses	1,800	5,807	1,933

Net interest income after provision for loan losses	18,183	15,118	20,141

Other Income
Trust and estate income	1,497	1,408	1,243
Brokerage income	411	323	392
Service charges on deposit accounts	2,817	2,691	3,087
Other service charges, commissions and income	1,826	1,777	1,639
Total other-than-temporary impairment gains (losses) on securities	-	60	(228)
Less: Portion of gain (loss) recognized in other comprehensive income before taxes	-	60	(39)
Net other-than-temporary impairment losses on securities	-	-	(189)
Gain on sale of securities	144	166	102
Total other income	6,695	6,365	6,274

Other Expenses
Salaries and benefits	9,475	9,435	10,546
Occupancy expense of premises	1,922	1,894	1,864
Furniture and equipment	1,039	1,156	1,152
Marketing expense	599	692	662
Legal, audit and consulting expense	1,238	1,013	1,079
Data processing expense	1,362	1,209	1,174
Federal Deposit Insurance Corporation expense	509	470	605
Loss on sale or impairment and expense of other real estate owned	20	391	1,110
Other operating expenses	2,942	2,810	2,671
Total other expenses	19,106	19,070	20,863

Income before income taxes	5,772	2,413	5,552

Income tax expense	1,441	360	1,435

Net Income	$4,331	$2,053	$4,117

Earnings per Share, basic	$1.17	$0.56	$1.12

Earnings per Share, assuming dilution	$1.16	$0.55	$1.12

Dividends per Share	$0.48	$0.48	$0.48

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For Each of the Years Ended December 31

(In thousands)	2013	2012	2011
Net Income
Other comprehensive income, net of tax:	$4,331	$2,053	$4,117
Interest rate swap, net of tax effect of $(110) in 2013, $93 in 2012 and $99 in 2011	214	(181)	(192)
Change in fair value of securities available for sale, net of tax effect of $(333) in 2013, $(46) in 2012 and $(361) in 2011	646	88	701
Reclassification adjustment for gain on sale of securities available for sale, net of tax effect of $49 in 2013, $56 in 2012 and $34 in 2011	(95)	(110)	(68)
Adjustment for reclassification for other than temporary impairment net of tax effect of $(64) in 2011	-	-	125
Change in unrecognized benefit obligation for SERP plan, net of tax effect of $(3) in 2013, $99 in 2012 and $(93) in 2011	6	(192)	182
Total other comprehensive income (loss), net of tax of $(397) in 2013, $202 in 2012 and $(385) in 2011	771	(395)	748
Comprehensive Income	$5,102	$1,658	$4,865

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Each of the Three Years in the Period Ended December 31, 2013

(Dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$11,277	$34,893	$(2,065)	$44,105
Net income	-	4,117	-	4,117
Other comprehensive income (loss) net of tax effect of $(385)	-	-	748	748
Cash dividends ($0.48 per share)	-	(1,761)	-	(1,761)
Amortization of unearned compensation, restricted stock awards	-	136	-	136
Issuance of common stock - non-vested shares (10,914 shares)	34	(34)	-	-
Issuance of common stock - vested shares (4,752 shares)	15	53	-	68
Exercise of stock options	58	100	-	158
Balance, December 31, 2011	$11,384	$37,504	$(1,317)	$47,571

Balance, December 31, 2011	$11,384	$37,504	$(1,317)	$47,571
Net income	-	2,053	-	2,053
Other comprehensive income net of tax effect of $202	-	-	(395)	(395)
Cash dividends ($0.48 per share)	-	(1,774)	-	(1,774)
Amortization of unearned compensation, restricted stock awards	-	140	-	140
Issuance of common stock - non-vested shares (11,925 shares)	41	(41)	-	-
Issuance of common stock - vested shares (13,477 shares)	42	111	-	153
Balance, December 31, 2012	$11,467	$37,993	$(1,712)	$47,748

Balance, December 31, 2012	$11,467	$37,993	$(1,712)	$47,748
Net income	-	4,331	-	4,331
Other comprehensive income net of tax effect of $(397)	-	-	771	771
Cash dividends ($0.48 per share)	-	(1,782)	-	(1,782)
Amortization of unearned compensation, restricted stock awards	-	147	-	147
Issuance of common stock - non-vested shares (9,784 shares)	31	(31)	-	-
Issuance of common stock - vested shares (5,712 shares)	18	50	-	68
Tax effect of restricted stock awards	-	(56)	-	(56)
Balance, December 31, 2013	$11,516	$40,652	$(941)	$51,227

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2013

(In thousands)	2013	2012	2011
Cash Flows from Operating Activities
Net income	$4,331	$2,053	$4,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,104	1,182	1,163
Disposal of obsolete assets fixed assets	11	-	45
Provision for loan losses	1,800	5,807	1,933
Loss on sale or impairment of other real estate	-	370	1,018
(Gain)/Loss on interest rate swaps	(51)	51	-
Deferred tax benefit	(292)	(53)	(119)
Loss on impairment of securities	-	-	189
(Gain) on sale and call of securities	(144)	(166)	(102)
Tax effect of restricted stock awards	(56)	-	(33)
Amortization of security premiums, net	412	65	84
Amortization of unearned compensation, net of forfeiture	147	140	136
Changes in assets and liabilities:
Decrease (increase) in other assets	(196)	(1,948)	492
Increase (decrease) in other liabilities	1,512	(1,461)	1,755
Net cash provided by operating activities	8,578	6,040	10,678

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	504	3,684	6,599
Proceeds from maturities, calls and principal payments of securities available for sale	15,998	21,661	25,468
Purchase of securities available for sale	(21,413)	(25,719)	(32,201)
Purchase of premises and equipment	(1,725)	(1,156)	(1,838)
Proceeds from redemption of other bank stock, net	875	206	845
Net decrease (increase) in loans	(4,421)	1,414	4,967
Proceeds from sale of other real estate owned	-	-	1,482
Net cash provided by (used in) investing activities	(10,182)	90	5,322

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	42,290	22,399	22,405
Net (decrease) in certificates of deposit	(17,220)	(37,834)	(11,891)
Federal Home Loan Bank advances	-	13,200	-
Federal Home Loan Bank principal repayments	(15,061)	(10,000)	-
Cash dividends paid on common stock	(1,782)	(1,774)	(1,761)
Issuance of common stock	68	153	226
Net cash provided by (used in) financing activities	8,295	(13,856)	8,979

Increase (decrease) in cash and cash equivalents	6,691	(7,726)	24,979

Cash and Cash Equivalents
Beginning	64,435	72,161	47,182
Ending	$71,126	$64,435	$72,161
Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$3,155	$4,118	$5,138
Income taxes	$11	$2,930	$656

Supplemental Disclosures of Noncash Investing Activities

Foreclosed assets acquired in settlement of loans	$2,679	$-	$1,455

Unrealized gain (loss) on securities available for sale, net of tax effect	$551	$(22)	$758

Unrealized gain (loss) on interest rate swap, net of tax effect	$214	$(181)	$(192)

Changes in benefit obligations and plan assets for defined benefit and post-retirement benefit plans, net of tax effect	$6	$(192)	$182

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For Each of the Three Years in the Period Ended December 31, 2013

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Fauquier Bankshares, Inc. ("the Company") is the holding company of The Fauquier Bank ("the Bank") and Fauquier Statutory Trust II ("Trust II").  The Bank provides commercial, financial, agricultural, and residential and consumer loans to customers primarily in Virginia.  The loan portfolio is well diversified and generally is collateralized by assets of the customers.  The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.  The purpose of the September 2006 (Trust II) issuance was to use the proceeds to redeem the existing capital security (Trust I) issued on March 26, 2002.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to the reporting guidelines prescribed by regulatory authorities.  The following is a description of the more significant of those policies and practices.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its two wholly-owned subsidiaries, Trust II and the Bank, of which Fauquier Bank Services, Inc. is its sole subsidiary.  In consolidation, significant intercompany accounts and transactions between the Bank and the Company have been eliminated.

Authoritative accounting guidance clarifies the rules for consolidation of certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest.  An entity is subject to deconsolidation under the guidance if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities").  Variable interest entities within the scope of the authoritative accounting guidance will be required to be consolidated with their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's losses, receives a majority of its expected returns, or both.

Management has determined that the Fauquier Statutory Trust qualifies as variable interest entity.  Trust II issued mandatorily redeemable capital securities to investors and loaned the proceeds to the Company.  Trust II held, as its sole asset, subordinated debentures issued by the Company in 2006.  The deconsolidation resulted in the Company's investment in the common securities of Trust II being included in other assets as of December 31, 2007 and a corresponding increase in outstanding debt of $124,000.

The Board of Governors of the Federal Reserve System ("Federal Reserve") has issued guidance on the regulatory capital treatment for the trust-preferred securities issued by the Company as a result of the adoption of the authoritative accounting guidance.  The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements."

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment ("OTTI") losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and whether the Company expects to recover the security's entire amortized cost basis. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Bank is required to maintain an investment in the capital stock of certain correspondent banks.  No readily available market exists for this stock and it has no quoted market value.  The investment in these securities is recorded at cost and they are reported on the Company's consolidated balance sheet as restricted securities.

Loans

Loans are presented on the consolidated balance sheet at their recorded investment, which represents the unpaid principal balances, less the allowance for loan losses, partial charge-offs and the net of unamortized deferred loans fees and costs.

The Company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans.  The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company's market area. The Company does not have significant concentrations in any one industry or customer.

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

Allowance for Loan Losses

The allowance for loan losses is increased through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of loan principal is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance consists of specific (Accounting Standards Codification ("ASC") 310.10.35) and general (ASC 450.10) components.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonimpaired loans and is based on historical loss experience adjusted for qualitative factors and is also maintained to cover uncertainties that could affect management's estimate of probable losses.  This includes an unallocated portion of the allowance which reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio. Individual portfolio segments are evaluated on a rolling quarterly basis for the eight prior quarters through a rating matrix that values internal and external qualitative factors and within a range of performing allocations by the following categories: delinquency, short term and long term loss history, and non-performing loans.

The Company has identified the following as loan segments and classes: commercial and industrial, commercial real estate, construction and land, residential real estate, home equity lines of credit, student and consumer.  Risk characteristics are evaluated for each portfolio segment by reviewing external factors such as: unemployment, new building permits, bankruptcies, foreclosures, regional economic conditions, competition and regulatory factors. Internal risk characteristics evaluated include: lender turnover, lender experience, lending policy changes, loan portfolio characteristics, collateral, risk rating downgrades, loan concentrations, and loan review analysis.

Commercial real estate loans are subject to being in a cyclical industry that has economic and collateral value fluctuations. Commercial real estate lending is primarily limited to our specific geographic market area of Fauquier and western Prince William counties. Generally, the Bank does not provide stand-alone construction financing for the commercial or residential market. Construction lending normally results in permanent financing provided by the Bank. Commercial and industrial loans are made to small businesses in our geographic market area that are subject to management, industry and economic fluctuations that can impact cash flow, which is the primary source of repayment for both commercial and industrial loans and commercial real estate loans. Collateral for these loans is real estate and/or business assets, such as equipment and inventories. This collateral can fluctuate in value based on market conditions and timing of sale. Retail loans, which include residential mortgages, home equity lines of credit, and consumer loans, are made within strict loan policies, procedures, and regulatory compliance guidelines. These loans are regularly reviewed by independent third party consultants for compliance. Retail loans, when compared to commercial and industrial loans and commercial real estate loans, are of relatively smaller amounts made to many diverse customers within the Bank's specific market area. There is not a dominant industry within the Bank's defined market area, but due to the Bank's proximity to Washington, D.C., a significant amount of local employment is directly or indirectly related to the federal government.

Large groups of smaller balance homogeneous loans, such as residential real estate loans, home equity lines of credit, and consumer loans, are collectively evaluated for impairment.

Commercial and industrial loans, commercial real estate loans, construction loans  and large residential real estate loans  are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for these loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

A troubled debt restructuring ("TDR") identification process has been established using a template of questions that determine whether a debtor is experiencing financial difficulty and, if so, whether the Bank has granted a concession to a borrower by modifying the loan. Then, mitigating factors are evaluated to determine a final conclusion as to whether the loan is a TDR.  All TDRs are individually evaluated for impairment.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  There were no unrecognized tax benefits recorded as a liability as of December 31, 2013 and 2012.

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

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, and share appreciation rights. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the price of the Company's common stock at the date of the grant is used for restricted awards. There were no options granted in 2013, 2012 or 2011.

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

Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis.  Capitalized costs include accrued interest and any costs that significantly improve the value of the properties. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount established at foreclosure or fair value less cost to sell. Gains and losses resulting from the sale or write-down of foreclosed real estate are recorded in other expense. Revenue and expenses from operations and changes in the valuation allowance are also included in other operating expenses.

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

Marketing

The Company follows the policy of charging the costs of marketing, including advertising, to expense as incurred. Marketing expenses of $599,000, $692,000 and 662,000 were incurred in 2013, 2012 and 2011, respectively.

Fair Value Measurements

Fair values of financial instruments are estimated using relevant information and assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive Income

Under generally accepted accounting principles, comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Comprehensive income includes net income and certain elements of "other comprehensive income" such as employers' accounting for pensions, certain investments in debt and equity securities, and interest rate swaps.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Statement Update ("ASU") 2011-11, "Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities."  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company has included the required disclosures in its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment."  The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging (Topic 815):  Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes."  The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate ("LIBOR").  The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."   The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$44,193	$287	$(543)	$43,937
Obligations of states and political subdivisions	6,781	261	(7)	7,035
Corporate bonds	3,524	-	(1,274)	2,250
Mutual funds	354	-	(5)	349
	$54,852	$548	$(1,829)	$53,571

	December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$39,240	$794	$(20)	$40,014
Obligations of states and political subdivisions	6,786	604	-	7,390
Corporate bonds	3,836	-	(3,511)	325
Mutual funds	346	17	-	363
	$50,208	$1,415	$(3,531)	$48,092

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(In thousands)	December 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$1,999	$2,019
Due after one year through five years	10,040	9,981
Due after five years through ten years	14,542	14,748
Due after ten years	27,917	26,474
Equity securities	354	349
	$54,852	$53,571

During 2013, one nonperforming pooled trust preferred security with a fair value of $504,000 was sold, resulting in a gain of $144,000.  Six bonds with an amortized cost of $7.0 million were called in 2013 and no gain was recognized.  U.S. Government corporation and agency bonds totaling $21.4 million were purchased in 2013. There were no OTTI losses on the investment in pooled trust preferred securities in 2013.

During 2012, seven securities with a fair value of $3.7 million sold resulting in a gain of $163,000.   Eleven bonds with an amortized cost of $11.0 million were called and a gain of $3,000 was recognized.   U.S. Government corporation and agency bonds totaling $25.7 million were purchased in 2012.

During 2011, the Company recognized an OTTI on its investment in pooled trust preferred securities of $189,000. The tax benefit applicable to this OTTI loss amounted to $39,000. There were three securities with a total amortized cost of $6.4 million sold in order to ensure the recognition of current value that had future exposure to prepayment risk and to extend the maturity.  A gain of $74,000 was recognized.  Additionally, the Bank sold 10,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock at a gain of $22,000.  Sixteen bonds with a total amortized cost of $17.0 million were called during 2011 and a gain of $6,000 was recognized.   Securities totaling $32.2 million were purchased, primarily U.S. Government corporation and agency bonds.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$27,557	$(543)	$-	$-	$27,557	$(543)
Obligations of states and political subdivisions	1,001	(7)	-	-	1,001	(7)
Corporate bonds	-	-	3,524	(1,274)	3,524	(1,274)
Mutual funds	354	(5)	-	-	354	(5)
Total temporary impaired securities	$28,912	$(555)	$3,524	$(1,274)	$32,436	$(1,829)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$2,165	$(20)	$-	$-	$2,165	$(20)
Corporate bonds	-	-	325	(3,511)	325	(3,511)
Total temporary impaired securities	$2,165	$(20)	$325	$(3,511)	$2,490	$(3,531)

The nature of securities which were temporarily impaired for a continuous 12 month period or more at December 31, 2013 consisted of three corporate bonds with a cost basis net of OTTI losses totaling $3.5 million and a temporary loss of approximately $1.3 million. Beginning December 31, 2013, the value of these bonds is based on quoted market prices for similar assets.  For the prior periods, the method for valuing the corporate bonds came from Moody's Analytics. Moody's Analytics employs a two-step discounted cash-flow valuation process. The first step is to evaluate the financial condition of the individual creditors in order to estimate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value.These three corporate bonds are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 63 different financial institutions per bond. They have an estimated average maturity of 20 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all three bonds.  The bonds reprice every three months at a fixed rate index above the three-month LIBOR.  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of December 31, 2013. Two bonds totaling $1.3 million at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3. One bond, totaling $1.0 million at fair value, has been performing for 6 consecutive quarters, is projected to repay the full outstanding interest and principal, and is now classified as a performing corporate bond investment.
Additional information regarding each of the pooled trust preferred securities as of December 31, 2013 follows:

(Dollars in thousands)
Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit
$$1,614	$950	67.9%	11.9%	20.2%	4.8%	Caa3	$343	$438
1,334	850	63.0%	29.0%	8.0%	broken	Ca	666	319
576	450	67.0%	20.2%	12.8%	broken	Caa3	424	83
$3,524	$2,250						$1,433	$840

(1)	A break in yield for a given tranche investment means that defaults and/or deferrals have reached such a level that the specific tranche would not receive all of the contractual principal and interest cash flow by its maturity, resulting in not a temporary shortfall, but an actual loss. This column represents the percentage of additional defaults among the currently performing collateral that would result in other-than-temporary loss.

The Company monitors these pooled trust preferred securities in its portfolio as to collateral, issuer defaults and deferrals, which as a general rule indicate that additional impairment may have occurred. Due to the continued stress on banks in general, and the issuer banks in particular, as a result of overall economic conditions, the Company acknowledges that it may have to recognize additional impairment in future periods; however the extent, timing, and probability of any additional impairment cannot be reasonably estimated at this time.

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB ASC 320-10-35-34D:

(In thousands) Beginning balance as of December 31, 2012	$2,115
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	577
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (FASB ASC 320-10-35-35)	105
Ending balance as of December 31, 2013	$1 ,433

The carrying value of securities pledged to secure deposits and for other purposes amounted to $37.5 million and $41.5 million at December 31, 2013 and 2012, respectively.

Note 3.	Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Year Ended December 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258
Charge-offs	(257)	(686)	-	(104)	-	(284)	(174)	-	(1,505)
Recoveries	76	-	-	25	-	2	11	-	114
Provision	213	1,321	10	57	196	(148)	141	10	1,800
Ending balance at 12/31/2013	$964	$2,320	$412	$18	$196	1,261	$1,314	$182	$6,667

Ending balances individually evaluated for impairment	$211	$505	$321	$-	$-	276	$-	$-	$1,313

Ending balances collectively evaluated for impairment	$753	$1,815	$91	$18	$196	$985	$1,314	$182	$5,354

Loans Receivable
Individually evaluated for impairment	$477	$4,177	$3,980	$-	$-	2,100	$70		$10,804
Collectively evaluated for impairment	24,269	172,143	28,827	3,810	27,962	140,156	43,406		440,573
Ending balance at 12/31/13	$24,746	$176,320	$32,807	$3,810	$27,962	$142,256	$43,476		$451,377
		As of and for the Year Ended December 31, 2012
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2011	$795	$2,899	$195	$31	$-	$1,584	$698	$526	$6,728
Charge-offs	(526)	(5,004)	-	(117)	-	(126)	(536)	-	(6,309)
Recoveries	7	9	-	14	-	2	-	-	32
Provision	656	3,781	207	112	-	231	1,174	(354)	5,807
Ending balance at 12/31/2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258

Ending balances individually evaluated for impairment	$428	$-	$293	$-	$-	$176	$112	$-	$1,009

Ending balances collectively evaluated for impairment	$504	$1,685	$109	$40	$-	$1,515	$1,224	$172	$5,249

Loans Receivable
Individually evaluated for impairment	$674	$9,612	$4,175	$4	$-	$2,372	$228		$17,065
Collectively evaluated for impairment	26,466	183,393	35,870	4,563	4,994	134,218	44,797		434,301
Ending balance at 12/31/2012	$27,140	$193,005	$40,045	$4,567	$4,994	$136,590	$45,025		$451,366

		As of and for the Year Ended December 31, 2011
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2010	$793	$2,321	$150	$314	$-	$1,623	$1,106	$-	$6,307
Charge-offs	(599)	-	-	(60)	-	(597)	(472)	-	(1,728)
Recoveries	12	161	-	40	-	-	3	-	216
Provision	589	417	45	(263)	-	558	61	526	1,933
Ending balance at 12/31/2011	$795	$2,899	$195	$31	$-	$1,584	$698	$526	$6,728

Ending balances individually evaluated for impairment	$435	$-	$-	$-	$-	$208	$37	$-	$680

Ending balances collectively evaluated for impairment	$360	$2,899	$195	$31	$-	$1,376	$661	$526	$6,048

Loans Receivable
Individually evaluated for impairment	$1,030	$4,456	$-	$-	$-	$3,324	$565		$9,375
Collectively evaluated for impairment	28,031	196,964	38,112	5,451	-	135,722	45,159		449,439
Ending balance at 12/31/11	$29,061	$201,420	$38,112	$5,451	$-	$139,046	$45,724		$458,814

The Company's allowance for loan losses has three basic components: the specific allowance, the general allowance, and the unallocated component. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans and other consumer loans. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Credit Quality Indicators

		As of December 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student Loan	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,524	$153,940	$28,827	$3,803	$27,962	$129,677	$39,654	$405,387
Special mention	551	9,888	-	-	-	2,282	1,051	13,772
Substandard	2,498	12,492	3,980	7	-	9,623	2,771	31,371
Doubtful	173	-	-	-	-	674	-	847
Loss	-	-	-	-	-	-	-	-
Total	$24,746	$176,320	$32,807	$3,810	$27,962	$142,256	$43,476	$451,377

		As of December 31, 2012
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student Loan	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,704	$152,483	$35,871	$4,558	$4,994	$120,451	$40,189	$380,250
Special mention	2,635	21,455	-	-	-	9,016	2,878	35,984
Substandard	2,391	19,067	4,038	9	-	6,456	1,958	33,919
Doubtful	410	-	136	-	-	667	-	1,213
Loss	-	-	-	-	-	-	-	-
Total	$27,140	$193,005	$40,045	$4,567	$4,994	$136,590	$45,025	$451,366

Age Analysis of Past Due Loans Receivable

	As of December 31, 2013
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$409	$69	$161	$639	$24,107	$24,746	$-	$379
Commercial real estate	426	-	442	868	175,452	176,320	-	442
Construction and land	5	-	338	343	32,464	32,807	338	-
Consumer	18	-	-	18	3,792	3,810	-	-
Student (U.S. Government guaranteed)	2,851	761	7,917	11,529	16,433	27,962	7,917	-
Residential real estate	-	738	780	1,518	140,738	142,256	168	1,363
Home equity line of credit	497	-	-	497	42,979	43,476	-	-
Total	$4,206	$1,568	$9,638	$15,412	$435,965	$451,377	$8,423	$2,184

	As of December 31, 2012
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$92	$52	$41	$185	$26,955	$27,140	$-	$643
Commercial real estate	-	-	7,712	7,712	185,293	193,005	-	7,712
Construction and land	508	250	136	894	39,151	40,045	-	136
Consumer	39	10	5	54	4,513	4,567	1	4
Student Loan (U.S. Government guaranteed)	-	-	-	-	4,994	4,994	-	-
Residential real estate	2,397	397	1,474	4,268	132,322	136,590	-	1,927
Home equity line of credit	1,424	-	311	1,735	43,290	45,025	131	228
Total	$4,460	$709	$9,679	$14,848	$436,518	$451,366	$132	$10,650

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012. The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. At December 31, 2013, $7.9 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$156	$176	$-	$175	$4
Commercial real estate	2,182	2,182	-	2,197	88
Construction and land	1,984	1,984	-	2,011	99
Residential real estate	1,188	1,286	-	1,236	17
Home equity line of credit	70	70	-	69	-
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	321	365	211	340	2
Commercial real estate	1,995	2,009	505	2,002	92
Construction and land	1,996	1,996	321	1,998	88
Residential real estate	912	912	276	940	16
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

Total:
Commercial and industrial	477	541	211	515	6
Commercial real estate	4,177	4,191	505	4,199	180
Construction and land	3,980	3,980	321	4,009	187
Residential real estate	2,100	2,198	276	2,176	33
Home equity line of credit	70	70	-	69	-
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-
Total	$10,804	$10,980	$1,313	$10,968	$406

	December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$109	$109	$-	$136	$2
Commercial real estate	9,612	12,523	-	11,613	650
Construction and land	3,711	3,711	-	4,134	200
Residential real estate	1,705	1,705	-	1,734	39
Home equity line of credit	47	47	-	47	1
Consumer	4	4	-	5	-
Student (U.S. Government guaranteed)	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	565	565	428	575	5
Commercial real estate	-	-	-	-	-
Construction and land	464	464	293	594	21
Residential real estate	667	667	176	692	-
Home equity line of credit	181	181	112	180	3
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

Total:
Commercial and industrial	674	674	428	711	7
Commercial real estate	9,612	12,523	-	11,613	650
Construction and land	4,175	4,175	293	4,728	221
Residential real estate	2,372	2,372	176	2,426	39
Home equity line of credit	228	228	112	227	4
Consumer	4	4	-	5	-
Student (U.S. Government guaranteed)	-	-	-	-	-
Total	$17,065	$19,976	$1,009	$19,710	$921

At December 31, 2013, there were $10.5 million of commercial loans classified as substandard which were deemed not to be impaired.  Impaired loans totaled $10.8 million at December 31, 2013, representing a decrease of $6.3 million from the year earlier.   The  decrease was due primarily to three commercial real estate loans to the hospitality industry which were charged off.    Approximately $10.3 million of loans classified as impaired at December 31, 2013 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

	Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	2	$292	$292	2	$435	$435
Commercial real estate	2	2,010	2,010	2	3,683	3,683
Construction and Land	2	2,481	2,481	4	3,473	3,473
Consumer	1	300	300	-	-	-
Student (U. S. Government guaranteed)	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	1	70	70	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	1	160	-	-	-	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student (U. S. Government guaranteed)	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

During the  year ended December 31, 2013, eight loans totaling $5,153,000, were modified and deemed TDRs.  At December 31, 2013, there were fourteen TDRs in the portfolio, totaling $9,558,000.  Eleven loans, totaling $8,613,000, were on accrual status and performing in accordance with the modified terms. The remaining three loans, representing two borrowers and totaling $945,000, remain in nonaccrual status due to irregular payments.  An appropriate specific reserve has been established.

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Non-accrual loans	$2,184	$10,650	$4,621
Other real estate owned	4,085	1,406	1,776
Other repossessed assets owned	-	-	15
Non-performing corporate bond investments, at fair value	1,300	325	335
Total non-performing assets	7,569	12,381	6,747
Restructured loans still accruing	8,613	5,556	-
Student loans (U.S. Gov guaranteed) past due 90 or more days and still accruing	7,917	-	-
All other loans past due 90 or more days and still accruing	506	132	101
Total non-performing and other risk assets	$24,605	$18,069	$6,848

Allowance for loan losses to total loans	1.48%	1.39%	1.47%
Non-accrual loans to total loans	0.48%	2.36%	1.01%
Allowance for loan losses to non-accrual loans	305.27%	58.76%	145.60%
Total non-accrual loans and restructured loans still accruing to total loans	2.39%	3.59%	1.01%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	61.75%	38.62%	145.60%
Total non-performing assets to total assets	1.23%	2.06%	1.10%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.  There were three loans at December 31, 2013 and three at December 31, 2012, totaling $945,000 and $1,077,000, respectively, that were both restructured and on non-accrual status.  One restructured loan has subsequently defaulted for the periods presented.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

Authoritative accounting guidance requires that the impairment measurement of loans that have been separately identified as impaired is to be determined based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral or the income generated by the use of the collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. Authoritative accounting guidance also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

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

In the ordinary course of business, the Company has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which totaled $3,257,000 at December 31, 2013 and $3,303,000 at December 31, 2012.  During 2013, total principal additions were $2,055,000 and total principal payments were $2,100,000.  During 2012, total principal additions were $2,110,000 and total principal payments were $2,613,000.  These loans were made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Note 5.	Bank Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Land	$3,293	$2,625
Buildings and improvements	16,129	16,342
Furniture and equipment	5,386	6,720
Leasehold improvements	314	326
Construction in process	1,133	208
	26,255	26,221
Accumulated depreciation and amortization	(10,882)	(11,458)
	$15,373	$14,763

Depreciation and amortization expensed for years ended December 31, 2013, 2012, and 2011 totaled $1,104,000, $1,182,000, and $1,163,000, respectively. In addition, fixed assets totaling and $11,000 and $45,000 were deemed to be without value and disposed in 2013 and 2012, respectively.

At December 31, 2013, the Company had contracted and was in the process of building an eleventh branch in Gainesville, Virginia for approximately $1.5 million.  In addition, the Company had entered into an agreement to purchase a branch in Manassas, Virginia for $375,000.

Note 6.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 were $55.8 million and $67.5 million, respectively.  Of the $55.8 million of time deposits in denominations of $100,000 or more at December 31, 2013, $15.3 million were in denominations above $250,000. Brokered deposits include balances of Bank customers who qualify to participate in the Certificate of Deposit Account Registry Services.  As of December 31, 2013 and 2012, brokered balances totaled $15.6 million and $26.0 million, respectively.

At December 31, 2013, the scheduled maturities of time deposits are as follows:

(In thouands)

2014	$47,755
2015	46,278
2016	5,936
2017	3,343
2018	1,166
and thereafter	4,339
$108,817

Overdraft deposits totaling $315,000 and $232,000 were reclassified to loans at December 31, 2013 and 2012, respectively.

The Bank accepts deposits of executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons.  The aggregate dollar amount of deposits of executive officers and directors totaled $4.0 million and $3.5 million at December 31, 2013 and 2012, respectively.

Note 7.	Employee Benefit Plans

Supplemental Executive Retirement Plan

The following tables provide a reconciliation of the changes in the supplemental executive retirement plan's obligations over the three-year period ending December 31, 2013, computed as of December 31, 2013, 2012 and 2011.

Change in Benefit Obligations (In thousands)	2013	2012	2011

Projected benefit obligation, beginning	$1,637	$1,218	$1,315
Service cost	114	92	106
Interest cost	65	55	72
Actuarial (gain) loss	(8)	272	(275)
Benefits paid	-	-	-
Prior service cost due to amendment	-	-	-
Benefit obligation, ending	$1,808	$1,637	$1,218

Fair value of plan assets, ending	$-	$-	$-

Funded status at December 31,	$(1,808)	$(1,637)	$(1,218)

Amount recognized on the Balance Sheet (In thousands)	2013	2012	2011

Other assets, deferred income tax benefit	$615	$556	$614
Other liabilities	1,808	1,637	1,218
Accumulated other comprehensive income (loss)	53	47	239

Amounts recognized in accumulated other comprehensive gain (loss)
Net gain (loss)	$6	$53	$345
Prior service cost	19	18	17
Net obligation at transition	-	-	-
Deferred tax benefit (expense)	28	(24)	(123)
Amount recognized	$53	$47	$239

Funded Status
Benefit obligation	$(1,808)	$(1,637)	$(1,218)
Fair value of assets	-	-	-
Unrecognized net actuarial (gain)/loss	-	-	-
Unrecognized net obligation at transition	-	-	-
Unrecognized prior service cost	-	-	-
(Accrued)/prepaid benefit cost included in other liabilities	$(1,808)	$(1,637)	$(1,218)

Components of Net Periodic Benefit Cost (In thousands)	2013	2012	2011

Service cost	$114	$92	$106
Interest cost	65	55	72
Expected return on plan assets	-	-	-
Amortization of prior service cost	1	1	1
Amortization of net obligation at transition	-	-	-
Recognized net actuarial loss (gain)	-	(20)	-
Net periodic benefit cost	$180	$128	$179

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
(In thousands)	2013	2012	2011

Net gain (loss)	$8	$(292)	$274
Prior service cost	-	-	-
Amortization of prior service cost	1	1	1
Net obligation at transition	-	-	-
Amortization of net obligation a transition	-	-	-
Total recognized	9	(291)	275

Less: Income tax effect	3	(99)	93
Net amount recognized in other comprehensive income (loss)	$6	$(192)	$182

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive (Income) Loss before Income Tax
(In thousands)
2013	2012	2011
$171	$419	$(96)

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table.

Weighted-Average Assumptions used in computing ending obligations as of December 31	2013	2012	2011

Discount rate used for net periodic benefit cost	4.00%	4.50%	5.50%
Discount rate used for disclosures	4.50%	4.00%	4.50%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	3.25%	3.25%	4.00%

Estimated future benefit payments which reflect expected future service, as appropriate, are as follows.

Payment Dates	Amount
For the 12 months ending:	(In thousands)
December 31, 2014	$2
December 31, 2015	26
December 31, 2016	94
December 31, 2017	94
December 31, 2018	131
Thereafter	766

401(k) Plan

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering employees who have completed three months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution, equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company's 401(k) expenses for the years ended December 31, 2013, 2012 and 2011 were $662,000, $719,000 and $654,000, respectively.

Deferred Compensation Plan

The Company also maintains a Director Deferred Compensation Plan ("Deferred Compensation Plan"). This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company's common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company's common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.  There were no directors participating in the Deferred Compensation plan for the years ended 2013, 2012 and 2011.

The Company has a nonqualified deferred compensation program for a former key employee's retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $34,000, $33,000 and $18,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  The Company has recorded in other assets $1.2 million,  $1.2 million and $1.1 million  representing cash surrender value of these policies, and recorded income of $30,000, $34,000 and $33,000  for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 8.	Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the "DRSPP") that allows participating shareholders to purchase additional shares of the Company's common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares if acquired directly from the Company as newly issued shares under the DRSPP.  No new shares were issued during 2013, 2012 and 2011. The Company had 236,529 shares available for issuance under the DRSPP at December 31, 2013.

Note 9.	Commitments and Contingent Liabilities

The Bank has entered into four banking facility leases of greater than one year.

The first lease was entered into on January 31, 1999.  The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank's Sudley Road, Manassas branch.  The Bank renewed the lease January 31, 2004 and again on January 31, 2009. Rent for 2014 is expected to be $238,000.

The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001, and was renegotiated in January 2011.  The renegotiated lease began on May 31, 2011 and provides for an original five-year term with the right to renew for one additional five-year period beginning on June 1, 2016. Annual rent is $48,000 for the first five years.

The third lease is for the property in Haymarket, Virginia where the Bank opened its ninth full-service branch office in December 2009.  The term of the lease is 20 years after the branch opening with two additional options for five years each. The projected rent for 2014 is $198,000, and will increase 3% annually.

The fourth lease is for the property in Bristow, Virginia where the Bank opened its tenth full-service branch office in July 2009.  The lease will expire ten years after the branch opening with two additional options for five years each. The projected rent for 2014 is $197,000 and will increase 3% annually.

Total rent expense was $634,000, $632,000, and $622,000 for 2013, 2012, and 2011, respectively, and was included in occupancy expense.

The Bank has two data processing contractual obligations of greater than one year.  The contractual expense for the Bank's largest primary contractual obligation is for core data processing, and totaled $1,184,000, $1,039,000 and $1,012,000 for 2013, 2012 and 2011, respectively. In addition to core data processing, this contract provides for interchange processing where the expense is based on interchange volume. The interchange expense for 2013, 2012 and 2011 was $740,000, $737,000 and $574,000, respectively, but was offset by interchange income on the same transactions. The term of the current data processing obligation began in July 2009, and will end in June 2015, and is included in data processing expense in the Company's Consolidated Statement of Income.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term non-cancellable agreements:

(In thousands)	Amount
2014	$2,601
2015	2,724
2016	807
2017	797
2018	689
Thereafter	6,749
Total	$14,367

As a member of the Federal Reserve System, the Company's subsidiary bank is required to maintain certain average reserve balances.  For the final weekly reporting period in the years ended December 31, 2013 and 2012 the aggregate amounts of daily average required balances were approximately $21.9 million and $17.4 million, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

The components of the net deferred tax assets included in other assets at December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,267	$2,128
Securities available for sale	436	720
Impairment on securities	513	719
Interest on nonaccrual loans	200	158
Accrued vacation	115	108
SERP obligation	615	556
OREO	365	359
Accumulated depreciation	124	74
Interest rate swap	76	186
Restricted stock	148	87
Other	139	111
	4,998	5,206
Deferred tax liabilities:
Other	2	2
	2	2
Net deferred tax assets	$4,996	$5,204

The Company has not recorded a valuation allowance for deferred tax assets as management feels it is more likely than not, that they will be ultimately realized.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011

Current tax expense	$1,733	$413	$1,554
Deferred tax (benefit)	(292)	(53)	(119)
	$1,441	$360	$1,435

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31, 2013 are summarized as follows:

(In thousands)	2013	2012	2011

Computed "expected" tax expense	$1,962	$821	$1,888
Decrease in income taxes resulting from:
Tax-exempt interest income	(304)	(345)	(380)
Other	(217)	(116)	(73)
	$1,441	$360	$1,435

Note 11.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	2013		2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,710,802	$1.17	3,691,517	$0.56	3,666,206	$1.12

Effect of dilutive securities, stock-based awards	17,084		15,577		17,955

Diluted earnings per share	3,727,886	$1.16	3,707,094	$0.55	3,684,161	$1.12

Note 12.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company's Stock Incentive Plan (the "Plan"), which superseded and replaced the Omnibus Stock Ownership and Long-Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  Effective January 1, 2000, the Omnibus Stock Ownership and Long-Term Incentive Plan for employees was amended and restated to include non-employee directors. The Company did not grant stock options during 2013, 2012 or 2011 and at December 31, 2013, there were none outstanding.

A summary of the status of options granted under the Company's equity compensation plans is presented below:

	2013			2012		2011
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1,	-	$-		23,732	$13.00	42,266	$10.84
Granted	-			-		-
Exercised	-			-		(18,534)	8.07
Expired	-			(23,732)		-
Forfeited	-			-		-
Outstanding at December 31,	-		$-	-		$23,732	$13.00

Weighted-average fair value per option of options granted during the year		$-			$-		$-

Restricted Shares

The restricted shares are accounted for using the fair market value of the Company's common stock on the date the restricted shares were awarded.  The restricted shares issued to certain officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Compensation expense for these shares is accrued over the three year period.  The restricted shares issued to non-employee directors are not subject to a vesting period, and compensation expense is recognized at the date the shares are granted.

During 2013, 2012 and 2011, the Company granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the Plans: 12,470 shares, 11,925 shares and 9,714 shares of non-vested restricted stock to executive officers; and 5,712 shares, 5,632 shares and 4,752 shares of vested restricted stock to non-employee directors on February 21, 2013, February 16, 2012 and February 17, 2011, respectively.  Compensation expense for these non-vested shares amounted to $147,000, $139,000 and $137,000, net of forfeiture, for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $159,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's equitycompensation plans.  This type of deferred compensation cost is recognized over a period of three years.  Compensation expense for non-employee director shares was $68,000 in 2013, 2012 and 2011 and was recognized at the date the shares were granted.

A summary of the status of the Company's non-vested restricted shares granted under the above-described plans is presented below:

	2013		2012		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1,	31,423		32,572		33,772

Granted	18,182	$11.91	17,557	$12.08	14,466	$14.30
Vested	(15,496)		(18,706)		(15,666)
Forfeited	-		-		-
Non-vested at December 31,	34,109		31,423		32,572

The Company granted performance-based stock rights relating to 12,470 shares, 11,925 shares and 9,714 shares to certain officers on February 21, 2013, February 16, 2012 and February 17, 2011, respectively, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.   The compensation expense for performance-based stock rights totaled $180,000, $(118,000) and $116,000 for the years ended December 31, 2013, 2012 and 2011, respectively. In the year ended December 31, 2012, previously accrued compensation expense of $169,000 for performance-based stock rights was recovered because the predetermined metrics were not attained, partially offset by $51,000 of expense for metrics that were attained. As of December 31, 2013, there was $113,000 of total unrecognized compensation cost related to these stock rights.  This type of deferred compensation cost is recognized over a period of three years dependent upon management reaching the predetermined goals.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	2013		2012		2011
	Performance Based Stock Rights	Weighted Average Fair Value at December 31	Performance Based Stock Rights	Weighted Average Fair Value at December 31	Performance Based Stock Rights	Weighted Average Fair Value at December 31
Non-vested at January 1,	31,423		32,572		22,858

Granted	12,470		11,925		9,714
Vested	-		(13,074)		-
Forfeited	(9,784)		-		-
Non-vested at December 31,	34,109	$12.65	31,423	$13.30	32,572	$12.44

Note 13.	Federal Home Loan Bank Advances and Other Borrowings

 The Company's borrowings from the FHLB were $13.1 million and $28.2 million at December 31, 2013 and 2012, respectively.  At December 31, 2013, the interest rates on FHLB advances ranged from 2.82% to 2.06% and the weighted average interest rate was 2.46%. At December 31, 2012, the interest rates on FHLB advances ranged from 4.46% to 2.06% and the weighted average interest rate was 3.49%.

At December 31, 2013, the Bank had an available line of credit with the FHLB with a borrowing limit of approximately $124.1 million with advances of $13.1 million outstanding. The amount outstanding includes $3.1 million of amortizing balances that will mature with a balloon of $2.4 million in 2022.  FHLB advances and the available line of credit were secured by certain first and second lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank.  As of December 31, 2013, the book value of eligible loans totaled approximately $209.5 million.  At December 31, 2012, the advances were secured by similar loans totaling $202.6 million.  The amount of available credit is limited to 81% to 92% of the market value qualifying collateral for one-to-four unit single-family residential loans, 80% to 88% for home equity loans and 74% for commercial real estate loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The contractual maturities of FHLB advances at December 31, 2013 are as follows:

(In thousands)
Due in 2014	$64
Due in 2015	68
Due in 2016	71
Due in 2017	5,076
Due in 2018	80
Thereafter	7,780
$13,139

As additional sources of liquidity, the Bank has available federal funds purchased lines of credit with eight different commercial banks totaling $55.5 million, and the Federal Reserve Bank of Richmond for $1.8 million.  At December 31, 2013, none of the available federal funds purchased lines of credit with various commercial banks were in use.

Note 14.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  As of December 31, 2013, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $ 4.5 million.

Note 15.	Financial Instruments With Off-Balance Sheet Risk

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

The Company's exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$70,762	$61,615
Standby letters of credit	7,515	4,001
	$78,277	$65,616

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

Generally accepted accounting principles in the United States ("GAAP") requires that all derivatives be recognized in the Consolidated Financial Statements at their fair values.  On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities as a cash-flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings.  The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income.  For a derivative treated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in interest income.  The Company uses interest rate swaps to reduce interest rate risks and to manage net interest income.

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

The Company follows GAAP, FASB ASC 815-10-50 "Disclosures about Derivative Instruments and Hedging Activities", which includes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020.  Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70% repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $119,000 and $112,000 for the years ended December 31, 2013 and 2012, respectively.  The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2022.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates.   The interest expense on the interest rate swaps was $108,000 and $ 95,000 in 2013 and 2012, respectively and is recorded in loan interest income.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral posted for these hedges was $900,000 million at December 31, 2013.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements for December 31, 2013 and 2012 are as follows:

(In thousands)	December 31, 2013
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap	$4,000	$(223)	Other Liabilities	9/15/2020
Interest rate swap	2,161	13	Other Assets	8/15/2021
Interest rate swap	2,037	11	Other Assets	8/15/2021
Interest rate swap	1,025	72	Other Assets	9/26/2022

(In thousands)		December 31, 2013
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$214	Not applicable	$-

(In thousands)	December 31, 2013
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$51

(In thousands)	December 31, 2012
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap	$4,000	$(547)	Other Liabilities	9/15/2020
Interest rate swap	2,204	(148)	Other Liabilities	8/15/2021
Interest rate swap	2,078	(141)	Other Liabilities	8/15/2021
Interest rate swap	1,050	(5)	Other Liabilities	9/26/2022

(In thousands)	December 31, 2012
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(181)	Not applicable	$-

(In thousands)	December 31, 2012
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(51)

Note 17.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2010	$12	$(2,134)	$57	$(2,065)
Other comprehensive income (loss) before reclassifications	(192)	701	-	509
Amounts reclassified from accumulated other comprehensive income (loss)	-	57	182	239
Net current-period other comprehensive income (loss)	(192)	758	182	748
Balance December 30, 2011	$(180)	$(1,376)	$239	$(1,317)
Other comprehensive income (loss) before reclassifications	(181)	88	-	(93)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(110)	(192)	(302)
Net current-period other comprehensive income (loss)	(181)	(22)	(192)	(395)
Balance December 31, 2012	$(361)	$(1,398)	$47	$(1,712)
Other comprehensive income (loss) before reclassifications	214	646	6	866
Amounts reclassified from accumulated other comprehensive income (loss)	-	(95)	-	(95)
Net current-period other comprehensive income (loss)	214	551	6	771
Balance December 31, 2013	$(147)	$(847)	$53	$(941)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications Out of Accumulated Other Comprehensive Income

	For the Twelve Months Ended December 31,
(In thousands)	2013	2012	2011
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented.
Unrealized gains and losses on available-for sale securities	$144	$166	$102	Gain on sale of securities
	144	166	102	Total income before income tax
	49	56	34	Income tax expense
	$95	$110	$68	Net of tax

Note 18.	Fair Value Measurement

The Company follows the guidance in ASC 820 "Fair Value Measurement and Disclosures"  to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2).  If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3).  The Company's investment portfolio is primarily valued using fair value measurements that are considered to be Level 2.  The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities portfolio.  The vendor's primary source for security valuation is Interactive Data Corporation ("IDC"), which evaluates securities based on market data.  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.  See Note 2 "Securities" of the Notes to Consolidated Financial Statements for a description of the valuation of the pooled trust preferred securities.  The carrying value of restricted Federal Reserve Bank, Community Bankers Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and are therefore excluded from the following table.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2013
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$43,937	$-	$43,937	$-
Obligations of states and political subdivisions	7,035	-	7,035	-
Corporate bonds	2,250	-	2,250	-
Mutual funds	349	349	-	-
Total available for sale securities	53,571	349	53,222	-

Interest rate swaps	96	-	96	-
Total assets at fair value	$53,667	$349	$53,318	$-

Liabilities at December 31, 2013
Interest rate swaps	$223	$-	$223	$-
Total liabilities at fair value	$223	$-	$223	$-

Assets at December 31, 2012
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$40,014	$-	$40,014	$-
Obligations of states and political subdivisions	7,390	-	7,390	-
Corporate bonds	325	-	-	325
Mutual funds	363	363	-	-
Total available for sale securities	48,092	363	47,404	325

Interest rate swaps	-	-	-	-
Total assets at fair value	$48,092	$363	$47,404	$325

Liabilities at December 31, 2012
Interest rate swaps	$841	$-	$841	$-
Total liabilities at fair value	$841	$-	$841	$-

Change in Level 3 Fair Value

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2013 and 2012 were as follows:

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2013	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2013
Available for sale securities	$325	$144	$1,781	$(2,250)	$-

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2012	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2012
Available for sale securities	$335	$-	$(10)	$-	$325

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At December 31, 2013, the Company's Level 3 loans for which a reserve has been taken, consisted of one loan totaling $324,000 secured by non-residential real estate with reserves of $271,000 and two loans totaling $283,000 secured with business assets and inventory with a reserve of $173,000.  One commercial loan totaling $38,000 was unsecured and fully reserved.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3.  Total valuation of OREO property was $4.1 million at December 31, 2013 and $1.4 million at December 31, 2012.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis during the period:

	Carrying Value at December 31, 2013
(In thousands)	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,911	$-	$3,748	$163
Other real estate owned, net	4,085	-	4,085	-

	Carrying Value at December 31, 2012
(In thousands)	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$868	$-	$491	$377
Other real estate owned, net	1,406	-	1,406	-

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2013 and 2012:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2013
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Impaired Loans:
Commercial and industrial loans	$110	Appraised values	*	20%
Commercial real estate loans	-	Appraised values
Construction and land loans	53	Appraised values	*	55%
Residential real estate loans	-	Appraised values
Total Impaired Loans	163
Total	$163
* Discount applied based on age of appraisals, current market conditions, and experience within local market.

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2012
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Corporate securities available for sale	$325	Discounted cash flow	Discount based on prepayment rate, probability of default and loss severity	42%
Impaired Loans:
Commercial and industrial loans	262	Appraised values	*	20%
Commercial real estate loans	-	Appraised values
Construction and land loans	46	Appraised values	*	55%
Residential real estate loans	69	Appraised values	*	10%
Total Impaired Loans	377
Total	$702
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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments with a maturity of three months or less approximate fair value.  Instruments with maturities of greater than three months are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments.

Securities: For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.  For other securities held as investments, fair value equals quoted market price, if available.  If a quoted market price is not available, fair values are based on quoted market prices for similar securities. See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion on determining fair value for pooled trust preferred securities.

Loans Receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (i.e., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Accrued Interest: The carrying amounts of accrued interest approximate fair value.

Life Insurance: The carrying amount of life insurance contracts is assumed to be a reasonable fair value.  Life insurance contracts are carried on the balance sheet at their redemption value.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Interest Rate Swaps: The fair values are based on quoted market prices or mathematical models using current and historical data.

Deposit Liabilities: The fair values disclosed for demand deposits (i.e., interest and non-interest bearing checking, statement savings and money market accounts) are, by definition, equal to the amount payable at the reporting date (that is, their carrying  amounts).  Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

Federal Funds Purchased: The carrying amounts of the Company's federal funds purchased approximate fair value.

Borrowed Funds: The fair values of the Company's FHLB advances and other borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2013 and December 31, 2012, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at December 31, 2013
(In thousands)	Carrying Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
Assets
Cash and short-term investments	$71,126	$71,197	$-	$-	$71,197
Securities available for sale	53,571	349	53,222	-	53,571
Restricted investments	1,462	-	1,462	-	1,462
Net Loans	444,710	-	444,587	163	444,750
Accrued interest receivable	1,568	-	1,568	-	1,568
Interest rate swaps	96	-	96	-	96
BOLI	12,433	-	12,433	-	12,433
Total Financial Assets	$584,966	$71,546	$513,368	$163	$585,077

Liabilities
Deposits	$540,204	$-	$541,496	$-	$541,496
Borrowings	13,139	-	12,833	-	12,833
Company obligated mandatorily
redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	219	-	219	-	219
Interest rate swaps	223	-	223	-	223
Total Financial Liabilities	$557,909	$-	$558,888	$-	$558,888

	Fair Value Measurements at December 31, 2012
(In thousands)	Carrying Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
Assets
Cash and short-term investments	$64,435	$64,465	$-	$-	$64,465
Securities available for sale	48,092	363	47,404	325	48,092
Restricted investments	2,337	-	2,337	-	2,337
Net Loans	445,108	-	443,045	377	443,422
Accrued interest receivable	1,283	-	1,283	-	1,283
Interest rate swaps	-	-	-	-	-
BOLI	12,038	-	12,038	-	12,038
Total Financial Assets	$573,293	$64,828	$506,107	$702	$571,637

Liabilities
Deposits	$515,134	$-	$517,811	$-	$517,811
Borrowings	28,200	-	28,877	-	28,877
Company obligated mandatorily redeemable capital securities	4,124	-	5,258	-	5,258
Accrued interest payable	312	-	312	-	312
Interest rate swaps	841	-	841	-	841
Total Financial Liabilities	$548,611	$-	$553,099	$-	$553,099

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

Note 19.	Other Operating Expenses

The principal components of "Other operating expenses" in the Consolidated Statements of Income are:

(In thousands)	2013	2012	2011
Postage and courier expenses	$170	$162	$194
Paper and supplies	161	186	171
Taxes, other than income taxes	311	289	288
Charge-offs, other than loan charge-offs	353	287	273
Telephone	306	271	316
Directors' compensation	180	248	235
Managed service agreements	388	362	238
Other (no items exceed 1% of total revenue)	1,073	1,005	956
	$2,942	$2,810	$2,671

Directors' compensation is allocated and expensed separately at both the Bank and at the parent company. The above year to year comparisons of directors' compensation are on a consolidated basis.

Note 20.	Concentration Risk

The Company maintains its cash accounts in several correspondent banks.  The total amount of cash on deposit in those banks did not exceed the federally insured limits at December 31, 2013 and 2012.

Note 21.	Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2013 and 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the following table. No amount was deducted from capital for interest-rate risk.

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2013:
Total capital (to risk weighted assets):
Consolidated	$61,470	14.5%	$33,831	8.0%	N/	A	N/	A
The Fauquier Bank	$59,095	14.0%	$33,657	8.0%	$42,071		10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	$56,167	13.3%	$16,915	4.0%	N/	A	N/	A
The Fauquier Bank	$53,819	12.8%	$16,828	4.0%	$25,243		6.0%
Tier 1 capital (to average assets):
Consolidated	$56,167	9.2%	$24,309	4.0%	N/	A	N/	A
The Fauquier Bank	$53,819	8.9%	$24,221	4.0%	$30,277		5.0%

As of December 31, 2012:
Total capital (to risk weighted assets):
Consolidated	$58,806	13.8%	$34,148	8.0%	N/	A	N/	A
The Fauquier Bank	$56,696	13.3%	$34,117	8.0%	$42,647		10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	$53,460	12.5%	$17,074	4.0%	N/	A	N/	A
The Fauquier Bank	$51,353	12.0%	$17,059	4.0%	$25,588		6.0%
Tier 1 capital (to average assets):
Consolidated	$53,460	9.1%	$23,457	4.0%	N/	A	N/	A
The Fauquier Bank	$51,353	8.8%	$23,378	4.0%	$29,222		5.0%

Note 22.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering (Trust II). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly.  Total capital securities at December 31, 2013 and December 31, 2012 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 23.	Parent Corporation Only Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Balance Sheets

(In thousands)	December 31,
Assets	2013	2012
Cash on deposit with subsidiary bank	$553	$286
Interest-bearing deposits at other banks	1,900	1,900
Investment in subsidiaries, at cost, plus equity in undistributed net income	53,026	50,002
Other assets	217	356
Total assets	$55,696	$52,544

Liabilities and Shareholders' Equity
Company-obligated mandatorily redeemable capital securities	$4,124	$4,124
Other liabilities	345	672
Total liabilities	4,469	4,796
Shareholders' Equity
Common stock	11,516	11,467
Retained earnings, which are substantially distributed earnings of subsidiaries	40,652	37,993
Accumulated other comprehensive income (loss)	(941)	(1,712)
Total shareholders' equity	51,227	47,748

Total liabilities and shareholders' equity	$55,696	$52,544

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Income
For Each of the Three Years Ended December 31, 2013

(In thousands)	2013	2012	2011
Income
Interest Income	$18	$18	$10
Dividends from subsidiaries	2,282	2,274	2,761
Total interest and dividend income	2,300	2,292	2,771

Expenses
Interest expense	199	200	199
Legal and professional fees	139	163	143
Directors' fees	133	160	257
Miscellaneous	122	158	34
Total expense	593	681	633

Income before income tax benefits and equity in undistributed net income of subsidiaries	1,707	1,611	2,138

Income tax benefit	(157)	(225)	(212)

Income before equity in undistributed net income of subsidiaries	1,864	1,836	2,350

Equity in undistributed net income of subsidiaries	2,467	217	1,767
Net income	$4,331	$2,053	$4,117

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2013

(In thousands)	2013	2012	2011
Cash Flows from Operating Activities
Net income	$4,331	$2,053	$4,117
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(2,467)	(217)	(1,767)
Deferred tax expense	38	-	-
Tax effect of restricted stock awards	(56)	-	(33)
Amortization of unearned compensation	147	140	136
(Increase) decrease in other assets	(8)	23	12
Increase (decrease) in other liabilities	(4)	29	(36)
Net cash provided by operating activities	1,981	2,028	2,429

Cash Flows from Financing Activities
Cash dividends paid	(1,782)	(1,774)	(1,761)
Issuance of common stock	68	153	226
Net cash (used in) financing activities	(1,714)	(1,621)	(1,535)

Increase (decrease) in cash and cash equivalents	267	407	894

Cash and Cash Equivalents
Beginning	2,186	1,779	885

Ending	$2,453	$2,186	$1,779

Note 24.	Subsequent Events

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended December 31, 2013.

There have been no material changes to the quantitative and qualitative disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Management's Report on Internal Control Over Financial Reporting
The management of Fauquier Bankshares, Inc. ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Management's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

As of December 31, 2013, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2013, based on those criteria.

No changes were made in Management's internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, Management's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company required by this item is contained in the Company's definitive proxy statement for the 2014 annual meeting of shareholders to be held on May 20, 2014 (the "2014 proxy statement") under the captions "Election of Class III Directors," "Meetings and Committees of the Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. Please see Exhibit 14 in the exhibit list contained in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive and director compensation is contained in the Company's 2014 proxy statement under the captions "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in the Company's 2014 proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	34,109	(1)	$12.65	234,043	(2)

Equity compensation plans not approved by security holders	-			-

Total	34,109		$12.65	234,043

(1)	Consists of shares underlying performance-based stock rights that were granted under the Stock Incentive Plan approved by security holders on May 19, 2009.

(2)	Consists of 350,000 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Stock Incentive Plan approved by security holders on May 19, 2009.

For additional information concerning the material features of the Company's equity compensation plans please see Note 12 of our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Company's 2014 proxy statement under the captions "Meetings and Committees of the Board of Directors" and "Related Party Transactions," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Company's 2014 proxy statement under the captions "Principal Accountant Fees" and "Pre-Approval Policies," and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) -Financial Statements

The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2013 and December 31, 2012
Consolidated Statements of Income - Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income - Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Changes in Shareholders' Equity -Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements -Years ended December 31, 2013, 2012, and 2011

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

101.00
The following materials from the Company's 10-K Report for the period ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the  Consolidated Statements of Cash Flows and (vi) the Notes to the  Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  March 20, 2014

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: March 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	March 20, 2014
John B. Adams, Jr.

/s/ Randy K. Ferrell	President & Chief Executive Officer, Director	March 20, 2014
Randy K. Ferrell	(principal executive officer)

/s/ Eric P. Graap	Executive Vice President & Chief Financial Officer, Director	March 20, 2014
Eric P. Graap	(principal financial and accounting officer)

/s/ Randolph T. Minter	Vice Chairman, Director	March 20, 2014
Randolph T. Minter

/s/ Randolph D. Frostick	Director	March 20, 2014
Randolph D. Frostick

/s/ Douglas C. Larson	Director	March 20, 2014
Douglas C. Larson

/s/ Jay B. Keyser	Director	March 20, 2014
Jay B. Keyser

/s/ Brian S. Montgomery	Director	March 20, 2014
Brian S. Montgomery

/s/ P. Kurt Rodgers	Director	March 20, 2014
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 20, 2014
Sterling T. Strange III