Form 10-Q
period 2014-03-31
FAUQUIER BANKSHARES, INC.
filed 2014-05-14
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

x	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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
Yes ☐ No ☒

The registrant had 3,730,877 shares of common stock outstanding as of May 8, 2014.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION
ITEM 1.                            FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,668	$6,120
Interest-bearing deposits in other banks	57,805	64,997
Federal funds sold	13	9
Securities available for sale	55,851	53,571
Restricted investments	1,294	1,462
Loans	445,635	451,377
Allowance for loan losses	(6,631)	(6,667)
Net loans	439,004	444,710
Bank premises and equipment, net	19,673	15,373
Accrued interest receivable	1,577	1,568
Other real estate owned, net of allowance	1,406	4,085
Bank-owned life insurance	12,527	12,433
Other assets	10,855	11,446
Total assets	$604,673	$615,774

Liabilities
Deposits:
Noninterest-bearing	$88,380	$88,423
Interest-bearing:
Checking	205,123	222,507
Savings and money market accounts	134,345	120,457
Time deposits	99,869	108,817
Total interest-bearing	439,337	451,781
Total deposits	527,717	540,204

Federal Home Loan Bank advances	13,123	13,139
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	7,152	7,080
Total liabilities	552,116	564,547

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2014: 3,730,084 shares including 34,172 non-vested shares; 2013: 3,713,342 shares including 34,109 non-vested shares	11,568	11,516
Retained earnings	41,285	40,652
Accumulated other comprehensive (loss), net	(296)	(941)
Total shareholders' equity	52,557	51,227
Total liabilities and shareholders' equity	$604,673	$615,774

See accompanying Notes to Consolidated Financial Statements.

 Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013

(In thousands, except per share data)	2014	2013
Interest Income
Interest and fees on loans	$5,114	$5,400
Interest and dividends on securities available for sale:
Taxable interest income	267	195
Interest income exempt from federal income taxes	61	61
Dividends	28	21
Interest on deposits in other banks	38	44
Total interest income	5,508	5,721

Interest Expense
Interest on deposits	521	584
Interest on Federal Home Loan Bank advances	81	245
Distribution on capital securities of subsidiary trusts	49	49
Total interest expense	651	878

Net interest income	4,857	4,843

Provision for loan losses	-	167

Net interest income after provision for loan losses	4,857	4,676

Other Income
Trust and estate income	424	338
Brokerage income	77	133
Service charges on deposit accounts	606	584
Other service charges, commissions and income	315	385
Total other income	1,422	1,440

Other Expenses
Salaries and benefits	2,595	2,395
Occupancy expense of premises	573	485
Furniture and equipment	300	267
Marketing expense	141	140
Legal, audit and consulting expense	259	305
Data processing expense	360	321
Federal Deposit Insurance Corporation expense	103	136
(Gain) loss on sale or impairment and expense of other real estate owned, net	(114)	1
Other operating expenses	766	791
Total other expenses	4,983	4,841

Income before income taxes	1,296	1,275

Income tax expense	303	313

Net Income	$993	$962

Earnings per Share, basic	$0.27	$0.26

Earnings per Share, assuming dilution	$0.27	$0.26

Dividends per Share	$0.12	$0.12
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013

(In thousands)	2014	2013
Net Income	$993	$962
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $11 in 2014 and $(17) in 2013	(21)	34
Change in fair value of securities available-for-sale net of tax effect of $(343) in 2014 and $65 in 2013	666	(127)
Total other comprehensive income (loss), net of tax of $(332) in 2014 and $48 in 2013	645	(93)
Comprehensive Income	$1,638	$869

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$11,467	$37,993	$(1,712)	$47,748
Net income		962		962
Other comprehensive income (loss) net of tax effect of $48			(93)	(93)
Cash dividends ($.12 per share)		(446)		(446)
Amortization of unearned compensation, restricted stock awards		39		39
Issuance of common stock – non-vested shares (9,784 shares)	31	(31)		-
Issuance of common stock - vested shares (5,712 shares)	18	50		68
Tax effect of restricted stock grant		(69)		(69)
Balance, March 31, 2013	$11,516	$38,498	$(1,805)	$48,209

Balance, December 31, 2013	$11,516	$40,652	$(941)	$51,227
Net income		993		993
Other comprehensive income net of tax effect of $(332)			645	645
Cash dividends ($.12 per share)		(448)		(448)
Amortization of unearned compensation, restricted stock awards		36		36
Issuance of common stock – non-vested shares (9,777 shares)	30	(30)		-
Issuance of common stock - vested shares (6,965 shares)	22	82		104
Balance, March 31, 2014	$11,568	$41,285	$(296)	$52,557

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013
(In thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$993	$962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281	281
Provision for loan losses	-	167
Gain on sale of other real estate owned	(130)	-
(Gain) loss on interest rate swaps	16	(9)
Amortization of security premiums, net	11	34
Amortization of unearned compensation, net of forfeiture	36	39
Tax effect of vested stock grant	-	(69)
Changes in assets and liabilities:
(Increase) decrease in other assets	115	(657)
Increase in other liabilities	13	546
Net cash provided by operating activities	1,335	1,294

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	3,158	7,737
Purchase of securities available for sale	(4,441)	(5,573)
Purchase of premises and equipment	(4,580)	(126)
Redemptions restricted securities	168	199
Net decrease in loans	5,758	1,299
Proceeds from sale of other real estate owned	2,809	-
Net cash provided by investing activities	2,872	3,536

Cash Flows from Financing Activities
Net (decrease) in demand deposits, NOW accounts and savings accounts	(3,539)	(6,675)
Net increase (decrease) in certificates of deposit	(8,948)	1,145
Increase (decrease) in FHLB advances	(16)	15
Cash dividends paid on common stock	(448)	(446)
Issuance of common stock	104	68
Net cash (used in) financing activities	(12,847)	(5,893)

(Decrease) in cash and cash equivalents	(8,640)	(1,063)

Cash and Cash Equivalents
Beginning	71,126	64,435

Ending	$62,486	$63,372

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$657	$867

Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax effect	$666	$(127)
Unrealized gain (loss) on interest rate swap, net of taxes	$(21)	$34

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.                          General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiaries: The Fauquier Bank ("the Bank") and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2014 and December 31, 2013 and the results of operations for the three months ended March 31, 2014 and 2013.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full year or any other interim period.

Recent Accounting Pronouncements

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

Note 2.                          Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	March 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$45,446	$350	$(439)	$45,357
Obligations of states and political subdivisions	6,780	320	-	7,100
Corporate bonds	3,542	20	(521)	3,041
Mutual funds	356	-	(3)	353
	$56,124	$690	$(963)	$55,851

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$44,193	$287	$(543)	$43,937
Obligations of states and political subdivisions	6,781	261	(7)	7,035
Corporate bonds	3,524	-	(1,274)	2,250
Mutual funds	354	-	(5)	349
	$54,852	$548	$(1,829)	$53,571

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2014
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,999	$2,013
Due after one year through five years	9,036	8,978
Due after five years through ten years	13,247	13,585
Due after ten years	31,486	30,922
Equity securities	356	353
	$56,124	$55,851

There were no impairment losses on securities during the three months ended March 31, 2014 and 2013.

During the three months ended March 31, 2014, no securities were sold, and two securities totaling a fair value of $2.0 million were called or matured.  Over the same period, four securities totalling $4.4 million were purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$24,189	$(435)	$1,997	$(4)	$26,186	$(439)
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds	-	-	3,041	(521)	3,041	(521)
Mutual funds	353	(3)	-	-	353	(3)
Total temporary impaired securities	$24,542	$(438)	$5,038	$(525)	$29,580	$(963)
(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$27,557	$(543)	$-	$-	$27,557	$(543)
Obligations of states and political subdivisions	1,001	(7)	-	-	1,001	(7)
Corporate bonds	-	-	3,524	(1,274)	3,524	(1,274)
Mutual funds	354	(5)	-	-	354	(5)
Total temporary impaired securities	$28,912	$(555)	$3,524	$(1,274)	$32,436	$(1,829)

The nature of securities which were temporarily impaired for a continuous twelve month period or more at March 31, 2014 consisted of three corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI")  totaling $3.5 million and a temporary loss of approximately $0.5 million. Beginning December 31, 2013, the value of these bonds is based on quoted market prices for similar assets.  For the prior periods, the method for valuing these three corporate bonds came from Moody's Analytics. Moody's Analytics employs a two-step discounted cash-flow valuation process. The first step is to evaluate the financial condition of the individual creditors in order to estimate the credit quality of the collateral pool and the structural supports. Step two is to apply a discount rate to the cash flows to calculate a value. These three corporate bonds are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 62 different financial institutions per bond. They have an estimated maturity of 20 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all four bonds.  The bonds reprice every three months at a fixed rate index above the three-month LIBOR.  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of March 31, 2014. Two bonds totaling $1,861,000 at fair value, are greater than 90 days past due, and are classified as nonperforming corporate bond investments in the nonperforming asset table in Note 3.  One bond, totaling $1,180,000 at fair value, has been performing for seven consecutive quarters, is projected to repay the full outstanding interest and principal, and is now classified as a performing corporate bond investment.

Additional information regarding each of the pooled trust preferred securities as of March 31, 2014 follows:
(Dollars in thousands)
Cost, net of OTTI loss	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (1)	Current Moody's Rating	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit

$1,619	$1,180	71.6%	8.2%	20.2%	3.8%	Caa3	$338	$290
1,342	1,259	68.1%	23.8%	8.1%	broken	Ca	658	54
581	602	73.3%	13.9%	12.8%	broken	C	419	(14)
$3,542	$3,041						$1,415	$330

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2013	$1,433
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(18)
Ending balance as of March 31, 2014	$1,415

The carrying value of securities pledged to secure deposits and for other purposes amounted to $41.2 million and $37.5 million at March 31, 2014 and December 31, 2013, respectively.

Note 3.	Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

		As of and for the Three Months Ended March 31, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667
Charge-offs	(4)	-	-	(2)	(35)	-	-	-	(41)
Recoveries	3	-	-	1	-	1	-	-	5
Provision	(305)	(487)	320	(5)	(7)	262	45	177	-
Ending balance at 3/31/2014	$658	$1,833	$732	$12	$154	$1,524	$1,359	$359	$6,631

Ending balances individually evaluated for impairment	$215	$412	$649	$-	$-	$360	$-	$-	$1,636

Ending balances collectively evaluated for impairment	$443	$1,421	$83	$12	$154	$1,164	$1,303	$359	$4,995

Loans Receivable
Individually evaluated for impairment	$474	$4,017	$3,968	$-	$-	$2,074	$70		$10,603
Collectively evaluated for impairment	24,013	170,965	27,006	3,103	25,700	140,936	43,309		435,032
Ending balance at 3/31/2014	$24,487	$174,982	$30,974	$3,103	$25,700	$143,010	$43,379		$445,635

		As of and for the Year Ended December 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258
Charge-offs	(257)	(686)	-	(104)	-	(284)	(174)	-	(1,505)
Recoveries	76	-	-	25	-	2	11	-	114
Provision	213	1,321	10	57	196	(148)	141	10	1,800
Ending balance at 12/31/2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667

Ending balances individually evaluated for impairment	$211	$505	$321	$-	$-	$276	$-	$-	$1,313

Ending balances collectively evaluated for impairment	$753	$1,815	$91	$18	$196	$985	$1,314	$182	$5,354

Loans Receivable
Individually evaluated for impairment	$477	$4,177	$3,980	$-	$-	$2,100	$70		$10,804
Collectively evaluated for impairment	24,269	172,143	28,827	3,810	27,962	140,156	43,406		440,573
Ending balance at 12/31/2013	$24,746	$176,320	$32,807	$3,810	$27,962	$142,256	$43,476		$451,377

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

Credit Quality Indicators

		As of March 31, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,770	$154,689	$27,006	$3,096	$25,700	$130,537	$38,452	$401,250
Special mention	642	8,041	-	-	-	2,273	1,864	12,820
Substandard	1,904	12,252	3,968	7	-	9,542	3,063	30,736
Doubtful	171	-	-	-	-	658	-	829
Loss	-	-	-	-	-	-	-	-
Total	$24,487	$174,982	$30,974	$3,103	$25,700	$143,010	$43,379	$445,635

		As of December 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,524	$153,940	$28,827	$3,803	$27,962	$129,677	$39,654	$405,387
Special mention	551	9,888	-	-	-	2,282	1,051	13,772
Substandard	2,498	12,492	3,980	7	-	9,623	2,771	31,371
Doubtful	173	-	-	-	-	674	-	847
Loss	-	-	-	-	-	-	-	-
Total	$24,746	$176,320	$32,807	$3,810	$27,962	$142,256	$43,476	$451,377

Age Analysis of Past Due Loans Receivable

	As of March 31, 2014
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$112	$223	$136	$471	$24,016	$24,487	$-	$380
Commercial real estate	1,112	-	282	1,394	173,588	174,982	-	282
Construction and land	4	-	-	4	30,970	30,974	-	-
Consumer	24	-	3	27	3,076	3,103	3	-
Student (U.S. Government guaranteed)	1,461	1,066	7,017	9,544	16,156	25,700	7,017	-
Residential real estate	1,623	699	1,188	3,510	139,500	143,010	355	1,340
Home equity line of credit	675	40	-	715	42,664	43,379	-	-
Total	$5,011	$2,028	$8,626	$15,665	$429,970	$445,635	$7,375	$2,002

	As of December 31, 2013
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$409	$69	$161	$639	$24,107	$24,746	$-	$379
Commercial real estate	426	-	442	868	175,452	176,320	-	442
Construction and land	5	-	338	343	32,464	32,807	338	-
Consumer	18	-	-	18	3,792	3,810	-	-
Student (U.S. Government guaranteed)	2,851	761	7,917	11,529	16,433	27,962	7,917	-
Residential real estate	-	738	780	1,518	140,738	142,256	168	1,363
Home equity line of credit	497	-	-	497	42,979	43,476	-	-
Total	$4,206	$1,568	$9,638	$15,412	$435,965	$451,377	$8,423	$2,184

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012.  The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  At March 31, 2014, $7.0 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	March 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$161	$183	$-	$166	$2
Commercial real estate	2,182	2,182	-	2,182	24
Construction and land	1,189	1,189	-	1,191	15
Student (U.S. Govenment guaranteed)	-	-	-	-	-
Residential real estate	1,177	1,283	-	1,182	5
Home equity line of credit	70	70	-	70	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$313	$360	$215	$317	$-
Commercial real estate	1,835	1,835	412	1,835	25
Construction and land	2,779	2,779	649	2,782	32
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	897	897	360	905	4
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$474	$543	$215	$483	$2
Commercial real estate	4,017	4,017	412	4,017	49
Construction and land	3,968	3,968	649	3,973	47
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	2,074	2,180	360	2,087	9
Home equity line of credit	70	70	-	70	-
Consumer	-	-	-	-	-
Total	$10,603	$10,778	$1,636	$10,630	$107

	December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$156	$176	$-	$175	$4
Commercial real estate	2,182	2,182	-	2,197	88
Construction and land	1,984	1,984	-	2,011	99
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,188	1,286	-	1,236	17
Home equity line of credit	70	70	-	69	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$321	$365	$211	$340	$2
Commercial real estate	1,995	2,009	505	2,002	92
Construction and land	1,996	1,996	321	1,998	88
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	912	912	276	940	16
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$477	$541	$211	$515	$6
Commercial real estate	4,177	4,191	505	4,199	180
Construction and land	3,980	3,980	321	4,009	187
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	2,100	2,198	276	2,176	33
Home equity line of credit	70	70	-	69	-
Consumer	-	-	-	-	-
Total	$10,804	$10,980	$1,313	$10,968	$406

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

At March 31, 2014, there were $9.8 million of commercial loans classified as substandard which were deemed not to be impaired because borrowers continue to abide by the terms of their original loan agreements and are substandard based on their industry or changes in their cash flow that have not yet resulted in past dues. Impaired loans totaled $10.6 million at March 31, 2014, representing a decrease of $201,000 from December 31, 2013.  Approximately $10.1 million of loans classified as impaired at March 31, 2014 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	2	2,010	2,010
Construction and land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted						-
Commercial and industrial	-	$-	$-	1	$237	$237
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

During the quarter ended March 31, 2014, there were no loans modified and deemed Troubled Debt Restructurings ("TDRs").  At the end of the quarter, thirteen TDRs, totaling $9.4 million, were in the portfolio.  Eleven of the loans, totaling $8.6 million, were on accrual status and performing in accordance with the modified terms. The remaining two loans, totaling $0.8 million, remained in nonaccrual status due to irregular payments. Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Non-accrual loans	$2,002	$2,184	$10,368
Other real estate owned	1,406	4,085	1,406
Non-performing corporate bond investments, at fair value	1,861	1,300	79
Total non-performing assets	5,269	7,569	11,853
Restructured loans still accruing	8,598	8,613	7,384
Student loans (U.S. Government guaranteed) past due 90 days or more and still accruing	7,017	7,917	-
Loans past due 90 or more days and still accruing	358	506	-
Total non-performing and other risk assets	$21,242	$24,605	$19,237

Allowance for loan losses to total loans	1.49%	1.48%	1.35%
Non-accrual loans to total loans	0.45%	0.48%	2.31%
Allowance for loan losses to non-accrual loans	331.22%	305.27%	58.72%
Total non-accrual loans and restructured loans still accruing to total loans	2.38%	2.39%	3.95%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	62.56%	61.75%	34.29%
Total non-performing assets to total assets	0.87%	1.23%	1.99%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at March 31, 2014 and December 31, 2013 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 5.	Derivative Instruments and Hedging Activities

Accounting principles generally accepted in the United States ("GAAP") require that all derivatives be recognized in the Consolidated Financial Statements at their fair values.  On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities, as a cash flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings.  The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income.  For a derivative treated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in interest income.  The Company uses interest rate swaps to reduce interest rate risks and to manage net interest income.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70%, repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036, and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $30,000 and $29,000 for the three months ended March 31, 2014 and 2013, respectively.  The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2022.  The Company receives interest monthly at the rate equivalent to one month LIBOR, plus a spread repricing on the same date as the loans, and pays interest at fixed rates.   The interest expense on the interest rate swaps was $26,000 and $27,000 for the three months ended March 31, 2014 and 2013, respectively, and is recorded in loan interest income. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $900,000 at March 31, 2014.  Collateral posted and received is dependent on the varket valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements for March 31, 2014 and December 31, 2013 are as follows:

(In thousands)	March 31, 2014
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(255)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,149	(13)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	2,026	(13)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	1,019	54	Other Assets	9/26/2022

		March 31, 2014
Derivatives in cash flow hedging relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(21)	Not applicable	$-

(In thousands)	March 31, 2014
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(16)

(In thousands)	December 31, 2013
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(223)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,161	13	Other Assets	8/15/2021
Interest rate swap-10 year fair value	2,037	11	Other Assets	8/15/2021
Interest rate swap-10 year fair value	1,025	72	Other Assets	9/26/2022

	December 31, 2013
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$214	Not applicable	$-

(In thousands)	December 31, 2013
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest Income	$51

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,720,491	$0.27	3,703,039	$0.26
Effect of dilutive securities, stock-based awards	14,405		12,546
Diluted earnings per share	3,734,896	$0.27	3,715,585	$0.26

Note 7.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company's Stock Incentive Plan (the "Plan"), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  The Company did not grant stock options during the three months ended March 31, 2014 and there were no options outstanding at March 31, 2014.

Restricted Shares

The restricted shares are accounted for using the fair market value of the Company's common stock on the date the restricted shares were awarded. The restricted shares issued to certain officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Compensation expense for these shares is recognized over the three year period.  The restricted share issued to non-employee directors are not subject to a vesting period, and compensation expense is recognized at the date the shares are granted.

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the above-described incentive plans: 9,777 shares and 12,470 shares of unvested restricted stock to executive officers, and 4,050 shares and 5,712 shares of vested restricted stock to non-employee directors on February 20, 2014 and February 21, 2013, respectively.  Compensation expense for these non-vested shares amounted to $45,000 and $41,000, net of forfeiture, for the three months ended March 31, 2014 and 2013.  Compensation expense for the non-employee director shares is recognized at the date the shares are granted and during the three months ended March 31, 2014 and 2013, $64,000 and $68,000 was recognized, respectively.  As of March 31, 2014, there was $276,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  The associated compensation cost is recognized over a period of three years.

 A summary of the status of the Company's non-vested restricted shares granted under the above-described plans is presented below:

	Three Months Ended March 31, 2014
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2014	34,109	$12.65

Granted	13,827	15.75
Vested	(13,764)	14.73
Forfeited	-
Non-vested at March 31, 2014	34,172	$13.07

The Company granted performance-based stock rights relating to 9,777 and 12,470 shares to certain officers on February 20, 2014, and February 21, 2013, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  The compensation expense for performance-based stock rights totaled $26,000 and $21,000 for the three months ended March 31, 2014 and 2013, respectively.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Three Months Ended March 31, 2014
	Performance Based Stock Rights	Weighted Average Fair Value

Non-vested at January 1, 2014	34,109	$12.65

Granted	9,777	15.75
Vested	(9,714)
Forfeited	-
Non-vested at March 31, 2014	34,172	$13.07

Note 8.	Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering employees who have completed three months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company's 401(k) expenses for the three months months ended March 31, 2014, and 2013, 401(k) expenses were $162,000 and $161,000, respectively.

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

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  For the three months ended March 31, 2014 and 2013, deferred compensation expense was $11,000 and $8,000, respectively.

Concurrent with the establishment of the deferred compensation plan for the former employee, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the plan.  Income on these life insurance policies amounted to $8,000 for the three months ended March 31, 2014 and 2013.  The Company has recorded other assets of $1.2 million representing cash surrender value of these policies at both March 31, 2014 and December 31, 2013.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2014:
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$45,357	$-	$45,357	$-
Obligations of states and political subdivisions	7,100	-	7,100	-
Corporate bonds	3,041	-	3,041	-
Mutual funds	353	353	-	-
Total available-for sale securities	55,851	353	55,498	-

Interest rate swaps	54	-	54	-
Total assets at fair value	$55,905	$353	$55,552	$-

Liabilities at March 31, 2014:
Interest rate swaps	$281	$-	$281	$-
Total liabilities at fair value	$281	$-	$281	$-

Assets at December 31, 2013:
Available-for-sale securities:
Obligations of U.S. Government corporations and agencies	$43,937	$-	$43,937	$-
Obligations of states and political subdivisions	7,035	-	7,035	-
Corporate bonds	2,250	-	2,250	-
Mutual funds	349	349	-	-
Total available-for sale securities	53,571	349	53,222	-

Interest rate swaps	96	-	96	-
Total assets at fair value	$53,667	$349	$53,318	$-

Liabilities at December 31, 2013:
Interest rate swaps	223	-	223	-
Total liabilities at fair value	$223	$-	$223	$-

Change in Level 3 Fair Value

There were no Level 3 assets measured at estimated fair value as of March 31, 2014.  The changes in Level 3 assets measured at estimated fair value on a recurring basis during the  year ended December 31, 2013 were as follows:

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2013	Included in Earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2013
Available-for-sale securities	$325	$144	$1,781	$(2,250)	$-

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

 The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with an impaired loan can be based on either the observable market price of the loan or the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At March 31, 2014, the Company's Level 3 loans for which a reserve has been taken, consisted of three loans totaling $313,000 secured by business assets and inventory with a reserve of $215,000, and one loan totaling $322,000 secured by real estate with a reserve of $315,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.4 million and $4.1 million at March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at March 31, 2014
	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$4,188	$-	$4,083	$105
Other real estate owned, net	1,406	-	1,406	-

	Carrying Value at December 31, 2013
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,911	$-	$3,748	$163
Other real estate owned, net	4,085	-	4,085	-

The following table displays quantitative information about Level 3 Fair Value Measurements at March 31, 2014.

		Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Impaired loans	105	Appraised values	Age of appraisal, current market conditons, experience within local market, and U.S. Government guarantees	48%
Total	$105

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

Securities:  For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.  For other securities held as investments, fair value equals quoted market price, if available.  If a quoted market price is not available, fair values are based on quoted market prices for similar securities. Restricted securities are carried at costs based on redemption provisions of the issuers.  See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion on determining fair value for pooled trust preferred securities.

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

At March 31, 2014 and December 31, 2013, the fair values of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at March 31, 2014
(In thousands)	Carrying Value as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of March 31, 2014
Assets
Cash and short-term investments	$62,486	$62,545	$-	$-	$62,545
Securities available for sale	55,851	353	55,498	-	55,851
Restricted investments	1,294	-	1,294	-	1,294
Net loans	439,004	-	438,450	105	438,555
Accrued interest receivable	1,577	-	1,577	-	1,577
Interest rate swaps	54	-	54	-	54
BOLI	12,527	-	12,527	-	12,527
Total financial assets	$572,793	$62,898	$509,400	$105	$572,403

Liabilities
Deposits	$527,717	$-	$528,851	$-	$528,851
Borrowings	13,123	-	12,960	-	12,960
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	214	-	214	-	214
Interest rate swaps	281	-	281	-	281
Total financial liabilities	$545,459	$-	$546,423	$-	$546,423

	Fair Value Measurements at December 31, 2013
(In thousands)	Carrying Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
Assets
Cash and short-term investments	$71,126	$71,197	$-	$-	$71,197
Securities available for sale	53,571	349	53,222	-	53,571
Restricted investments	1,462	-	1,462	-	1,462
Net Loans	444,710	-	444,587	163	444,750
Accrued interest receivable	1,568	-	1,568	-	1,568
Interest rate swaps	96	-	96	-	96
BOLI	12,433	-	12,433	-	12,433
Total financial assets	$584,966	$71,546	$513,368	$163	$585,077

Liabilities
Deposits	$540,204	$-	$541,496	$-	$541,496
Borrowings	13,139	-	12,833	-	12,833
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	219	-	219	-	219
Interest rate swaps	223	-	223	-	223
Total financial liabilities	$557,909	$-	$558,888	$-	$558,888

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

Note 10.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2013	$(147)	$(847)	$53	$(941)
Other comprehensive income (loss) before reclassifications	(21)	666	-	645
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	(21)	666	-	645
Balance March 31, 2014	$(168)	$(181)	$53	$(296)

Balance December 31, 2012	$(361)	$(1,398)	$47	$(1,712)
Other comprehensive income (loss) before reclassifications	34	(127)	-	(93)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	34	(127)	-	(93)
Balance March 31, 2013	$(327)	$(1,525)	$47	$(1,805)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,730,084 shares of common stock, par value $3.13 per share, held by approximately 378 holders of record on March 31, 2014.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, Old Town-Manassas, New Baltimore, Bealeton, Bristow and Haymarket. An eleventh branch office is currently projected to open in Gainesville, Virginia during 2014. Additionally, the Old-Town-Manassas branch is projected to close in mid-2014 in conjunction with the opening of a branch at 8781 Centreville Road in Manassas, Virginia.The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

The Bank's general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately fifty (50) miles southwest of Washington, D.C.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The basic services offered by the Bank include: interest bearing and non-interest-bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, ATM, debit and credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier's checks, domestic and international collections, savings bonds, automated teller services, drive-in tellers, mobile and internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides automated teller machine ("ATM") cards, as a part of the Maestro, Accel and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS"), to provide customers multi-million dollar FDIC insurance on certificates of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

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

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank's lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta ("FHLB"). Additional revenues are derived from fees for deposit-related and WMS-related services.  The Bank's principal expenses are the interest paid on deposits and operating and general administrative expenses.

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

As of March 31, 2014, the Company had total consolidated assets of $604.7 million, total loans net of allowance for loan losses of $439.0 million, total consolidated deposits of $527.7 million, and total consolidated shareholders' equity of $52.6 million.

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

Net income of $993,000 for the first quarter of 2014 was a 3.2% increase from the net income for the first quarter of 2013 of $962,000.  Loans, net of reserve, totaling $439.0 million at March 31, 2014, decreased 1.3% when compared with December 31, 2013, and decreased 1.0% when compared with March 31, 2013.  Deposits, totaling $527.7 million at March 31, 2014, decreased 2.3% compared with December 31, 2013, and increased 3.6% when compared with March 31, 2013.  Assets under WMS management, totaling $420.9 million in market value at March 31, 2014, increased 8.0% from December 31, 2013.

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

The Bank's non-performing assets totaled $5.3 million or 0.87% of total assets at March 31, 2014, as compared with $7.6 million or 1.23% of total assets at December 31, 2013, and $11.9 million or 1.99% of total assets at March 31, 2013. Nonaccrual loans totaled $2.0 million or 0.45% of total loans at March 31, 2014 compared with $2.2 million or 0.48% of total loans at December 31, 2013, and $10.4 million or 2.31% of total loans at March 31, 2013. There was no provision for loan losses for the first three months of 2014 compared with $167,000 for the first three months of 2013. The decrease in the provision for loan losses was primarily due to reduction in historical delinquency and credit loss experience.  During the first three months ended March 31, 2014, there were net charge-offs of $36,000 or 0.01% of total average loans compared with $337,000 or 0.07% of total average loans for the same three months of 2013. Total allowance for loan losses was $6.6 million or 1.49% of total loans at March 31, 2014 compared with $6.7 million or 1.48% of loans at December 31, 2013 and $6.1 million or 1.35% of loans at March 31, 2013.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NET INCOME
Net income of $993,000 for the quarter ended March 31, 2014 was a 3.2% increase from the net income for the quarter ended March 31, 2013 of $962,000.   Earnings per share on a fully diluted basis were $0.27 for the first quarter of 2014 compared with $0.26 for the first quarter of 2013. Profitability as measured by return on average assets increased from 0.66% in the first quarter of 2013 to 0.68% for the same period in 2014. Profitability as measured by return on average equity decreased from 8.12% to 7.76% over the same respective quarters in 2013 and 2014. The increase in net income was primarily due to the $167,000 decrease in the provision for loan losses in the first quarter of 2014 compared with the first quarter of 2013, partially offset by the $142,000 increase in other expenses over the same periods.

NET INTEREST INCOME AND EXPENSE
Net interest income increased $14,000 or 0.3% to $4.86 million for the quarter ended March 31, 2014 from $4.84 million for the quarter ended March 31, 2013.  The increase in net interest income was due primarily to the increase in income on securities and the decrease of interest expense on deposits and FHLB advances. This was partially offset by reduced interest income on loans over the same period.  The Company's net interest margin increased from 3.59% in the first quarter of 2013 to 3.62% in the first quarter of 2014.

Total interest income decreased $213,000  or 3.7% to $5.51 million for the first quarter of 2014 from $5.72 million for the first quarter of 2013. This decrease was primarily due to the decline in the yield on earning assets from 4.24% during the first quarter of 2013 to 4.10% during the first quarter of 2014.

The tax-equivalent average yield on loans was 4.65% for the first quarter of 2014, down from 4.90% in the first quarter of 2013. Average loan balances decreased $894,000 or 0.2% from $450.4 million during the first quarter of 2013 to $449.5 million during the first quarter of 2014. The decrease in balances and yield resulted in a $286,000 or 5.3% decline in interest and fee income from loans for the first quarter of 2014, compared with the same period in 2013. On a tax equivalent basis, the decrease was $288,000 or 5.3%.

Average investment security balances increased $5.5 million from $49.4 million in the first quarter of 2013 to $54.9 million in the first quarter of 2014. The tax-equivalent average yield on investments increased from 2.50% for the first quarter of 2013 to 2.82% for the first quarter of 2014.  Interest and dividend income on security investments increased $79,000 or 28.5%, from $277,000 for the first quarter of 2013 to $356,000 for the first quarter of 2014. Interest income on deposits in other banks decreased $6,000 from first quarter 2013 to first quarter 2014 resulting from lower earning balances at the Federal Reserve.

Total interest expense decreased $227,000 or 25.9% from $878,000 for the first quarter of 2013 to $651,000 for the first quarter of 2014 primarily due to the decline in average balances of time deposits and FHLB advances.

Interest paid on deposits decreased $63,000 or 10.8% from $584,000 for the first quarter of 2013 to $521,000 for the first quarter of 2014.   Average balances on time deposits declined $19.3 million or 15.2% from $127.0 million to $107.7 million while the average rate for the first quarter of 2013 and the first quarter of 2014 was 1.39%, resulting in $66,000 less interest expense.  Average money market account balances increased $3.7 million from the first quarter of 2013 to the first quarter of 2014 while the rate increased from 0.18% to 0.20%, resulting in $4,000 more interest expense.  Average savings account balances increased $8.0 million or 11.8% from the first quarter of 2013 to the first quarter of 2014, while the average rate declined from 0.16% to 0.11%, resulting in a decrease of $5,000 of interest expense for the first quarter of 2014.  Average interest bearing checking  balances increased $18.7 million or 10.2%  from the first quarter of 2013 to the first quarter of 2014, while the average rate decreased from 0.23% to 0.22%, resulting in an increase of $4,000 in checking interest expense for the first quarter of 2014.

From the first quarter of 2013 to the first quarter of 2014, interest expense on FHLB advances decreased $164,000 or 66.9% due to a decrease in average balances from $28.2 million during the three months ended March 31, 2013 to $13.1 million during the three months ended March 31, 2014, while the average rate paid declined from 3.53% to 2.50% over the same time periods. Interest expense on capital securities was $49,000 for the first quarter of 2013 and the first quarter of 2014.

The average rate on total interest-bearing liabilities decreased from 0.78% in the first quarter of 2013 to 0.59% for the first quarter of 2014.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$440,066	$5,043	4.65%	$432,054	$5,325	5.00%
Tax-exempt (1)	6,846	108	6.41%	7,290	114	6.35%
Nonaccrual (2)	2,571	-		11,033	-
Total Loans	449,483	5,151	4.65%	450,377	5,439	4.90%

Securities
Taxable	48,325	295	2.44%	42,517	216	2.03%
Tax-exempt (1)	6,584	93	5.66%	6,852	93	5.44%
Total securities	54,909	388	2.82%	49,369	309	2.50%

Deposits in banks	46,474	38	0.33%	54,146	44	0.33%
Federal funds sold	8	-	0.24%	11	-	0.16%
Total earning assets	550,874	5,577	4.10%	553,903	5,792	4.24%

Less: Reserve for loan losses	(7,362)			(6,446)
Cash and due from banks	5,055			5,057
Bank premises and equipment, net	18,265			14,712
Other real estate owned	3,658			1,406
Other assets	25,303			25,518
Total Assets	$595,793			$594,150

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$86,346			$85,213

Interest-bearing deposits
Checking accounts	202,242	109	0.22%	183,557	105	0.23%
Money market accounts	47,526	23	0.20%	43,795	19	0.18%
Savings accounts	75,579	21	0.11%	67,608	26	0.16%
Time deposits	107,702	368	1.39%	126,980	434	1.39%
Total interest-bearing deposits	433,049	521	0.49%	421,940	584	0.56%

Federal funds purchased	-	-	0.00%	3	-	0.55%
Federal Home Loan Bank advances	13,131	81	2.50%	28,193	245	3.53%
Capital securities of subsidiary trust	4,124	49	4.83%	4,124	49	4.83%
Total interest-bearing liabilities	450,304	651	0.59%	454,260	878	0.78%

Other liabilities	7,229			6,651
Shareholders' equity	51,914			48,026
Total Liabilities & Shareholders' Equity	$595,793			$594,150

Net interest spread		$4,926	3.51%		$4,914	3.46%

Interest expense as a percent of average earning assets			0.48%			0.64%
Net interest margin			3.62%			3.59%

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

	Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(282)	$99	$(381)
Loans; tax-exempt (1)	(6)	(7)	1
Securities; taxable	79	30	49
Securities; tax-exempt (1)	-	(4)	4
Deposits in banks	(6)	(6)	-
Federal funds sold	-	-	-
Total Interest Income	$(215)	$112	$(327)

Interest Expense
Checking accounts	$4	$11	$(7)
Money market accounts	4	2	2
Savings accounts	(5)	3	(8)
Time deposits	(66)	(66)	-
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(164)	(131)	(33)
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(227)	(181)	(46)
Net Interest Income	$12	$293	$(281)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was no provision for loan losses for the first quarter of 2014 compared with $167,000 for the first quarter of 2013. The amount of the provision for loan loss was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $167,000 decrease in the provision for loan losses was primarily due to reduction in historical delinquency and credit loss experience.

OTHER INCOME
Total other income decreased by $18,000 or 1.3% from $1.44 million for the first quarter of 2013 to $1.42 million in the first quarter of 2014. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The decrease was primarily due to a $70,000 decrease in other service charges and a $56,000 decrease in brokerage income during the first quarter of 2014 compared with the first quarter of 2013, partially offset by an $86,000 increase in trust  and estate income.

Trust and estate income increased $86,000 or 25.4% from the first quarter of 2013 to the first quarter of 2014 primarily due to increased growth of managed investment accounts.

Brokerage service revenues decreased $56,000 or 42.1% from the first quarter of 2013 to the first quarter of 2014 due to lower volume of products sold.

Service charges on deposit accounts increased $22,000 or 3.8% to $606,000 for the first quarter of 2014 compared to one year earlier.  The change is primarily due to an increase in the number of checking accounts at the Bank.

Other service charges, commissions and fees decreased $70,000 or 18.2% from $385,000 in first quarter of 2013 to $315,000 in the first quarter of 2014. Included in other service charges, commissions, and income is debit card interchange income, net, which totaled $265,000 and $243,000 for the first quarters of 2014 and 2013, respectively. Also included is $70,000 of annual passive losses taken on low income housing investments, which provide current and future tax credits.

OTHER EXPENSE
Total other expense increased $142,000 or 2.9% during the first quarter of 2014 compared with the first quarter of 2013, primarily due to the increase in salaries and benefits and occupancy expenses.

Salaries and employees' benefits increased $200,000 or 8.4% from first quarter 2013 to first quarter 2014.  The increase was primarily due to the increase in accrued incentive compensation, salaries, and commmissions for the first quarter of 2014 compared with the first quarter of 2013. Active full-time equivalent employees increased from 141 as of March 31, 2013 to 142 as of March 31, 2014. At March 31, 2014, the Company had approximately nine full-time equivalent positions to be filled over the remainder of 2014, primarily due to the staffing of the new Gainesville and Centreville Road-Manassas branches.

Occupancy expense increased $88,000 or 18.1%, due to expenses associated with the opening of two new branch locations in mid-2014, as well as increased snow removal expenses. Furniture and equipment expense increased $33,000 or 12.4%, from first quarter 2013 to first quarter 2014 primarily due to increases in technology equipment and software expenses.

Marketing expense increased $1,000 or 0.7% from the first quarter of 2013 to $141,000 for the first quarter of 2014.

Legal, accounting and consulting expense decreased $46,000 or 15.1% from the first quarter of 2013 to $259,000 for the first quarter of 2014 primarily due to the reduction in management consulting expense, as well as legal expenses associated with problem loan workouts.

Data processing expense increased $39,000 or 12.1% for the first quarter of 2014 compared with the same time period in 2013 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

FDIC deposit insurance expense decreased $33,000 from $136,000 for the first quarter of 2013 to $103,000 for the first quarter of 2014.

Loss on sale and expense on OREO decreased $115,000 for the first quarter of 2013 due to a gain of $130,000 on the sale of one property.

Other operating expenses decreased $25,000 or 3.2% in the first quarter of 2014 compared with the first quarter of 2013.  The increase was primarily due to the reduction in non-loan charge-off expenses.

INCOME TAXES
Income tax expense was $303,000 for the quarter ended March 31, 2014 compared with $313,000 for the quarter ended March 31, 2013. The effective tax rate was 23.4% and 24.5% for the first quarter of 2014 and 2013, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2014  AND DECEMBER 31, 2013
Total assets were $604.7 million at March 31, 2014 compared with $615.8 million at December 31, 2013, a decrease of 1.8% or $11.1 million. Balance sheet categories reflecting significant changes include interest-bearing deposits in other banks, loans, other real estate owned, net, bank premises and equipment, net, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest bearing deposits in other banks were $57.8 million at March 31, 2014, a decrease of $7.2 million from December 31, 2013. The reduction in this account is primarily due to the decrease in deposits reducing the amount of excess liquidity in the Bank.

LOANS.  Loans, net of allowance for loan losses, were $439.0 million at March 31, 2014, reflecting a decrease of $5.7 million from $444.7 million at December 31, 2013.

OTHER REAL ESTATE OWNED, NET. Other real estate owned, net, decreased $2.7 million to $1.4 million due to the sale of of one property, a 176 acre restaurant/inn/spa in Casanova, Virginia. The remaining oreo consists of 47 acres of undeveloped land in Opal, Virginia.

BANK PREMISIES AND EQUIPMENT, NET.  Bank premises and equipment, net increased $4.3  million due to the purchase of an existing branch property in Manassas, Virginia and building of a new branch in Gainesville, Virginia.  Both branches are expected to open in mid-2014.

DEPOSITS. For the three months ended March 31, 2014, total deposits decreased by $12.5 million or 2.3% when compared with total deposits at December 31, 2013. Non-interest-bearing deposits remained level at $88.4 million, while interest-bearing deposits decreased by $12.4 million. Included in interest-bearing deposits at March 31, 2014 and December 31, 2013 were $8.4 million and $15.6 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $8.4 million in brokered deposits, $4.1 million represent deposits of Bank customers, exchanged through the CDARS' network.  With the CDARS' program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The decrease in the Bank's interest-bearing deposits during the first three months of 2014 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank's funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2014 and beyond through the expansion of its branch network, as well as by offering value-added interest checking and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $5.3 million or 0.87% of total assets at March 31, 2014, compared with $7.6 million or 1.23% of total assets at December 31, 2013, and $11.9 million or 1.99% of total assets at March 31, 2013. Included in non-performing assets at March 31, 2014 were $1.9 million of non-performing pooled trust preferred bonds at market value, $1.4 million of OREO and $2.0 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.45% at March 31, 2014, as compared with 0.48% and 2.31% at December 31, 2013 and March 31, 2013, respectfully.

Student loans that were past due 90 days or more and still accruing interest totaled $7.0 million at March 31, 2014, $7.9 million at December 31, 2013 and zero at March 31, 2013.  These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  Other loans that were past due 90 days or more and still accruing interest totaled $358,000  at March 31, 2014, compared with $506,000 on December 31, 2013 and $0 at March 31, 2013.  During the quarter ended March 31, 2014, there were no loans newly identified as troubled debt restructurings ("TDRs").  At the end of the quarter, thirteen TDRs, totaling $9.4 million, were in the loan portfolio.  Eleven of the loans, totaling $8.6 million, were on accrual status and performing in accordance with the modified terms. The remaining 2 loans, totaling $768,000, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At March 31, 2014, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities exceeded 5% of total gross loans. The largest industry concentration of loans and loan commitments at March 31, 2014 was approximately $13.4 million or 3.0% of loans to customers in the childcare industry.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for commercial construction and land loans and (b) 300% for permanent investor commercial real estate loans. As of March 31, 2014, commercial construction and land loans were $24.8 million or 41.4% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $128.5 million or 215.0% of the concentration guideline.

CONTRACTUAL OBLIGATIONS
As of March 31, 2014, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of March 31, 2014, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At March 31, 2014 and December 31, 2013, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Risk Based Capital Ratios

	March 31, 2014	December 31, 2013
(Dollars in thousands)
Tier 1 Capital:
Shareholders' Equity	$52,557	$51,227

Plus: Unrealized loss on securities available for sale, net	180	847
Less: Unrealized loss on equity securities, net	-	-
Plus: Accumulated net loss on hedges	116	94
Plus: Company-obligated mandatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	56,853	56,168

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,253	5,303

Total Capital:	$62,106	$61,471

Risk Weighted Assets:	$418,854	$422,885

Regulatory Capital Ratios:
Leverage Ratio	9.54%	9.24%
Tier 1 to Risk Weighted Assets	13.57%	13.28%
Total Capital to Risk Weighted Assets	14.83%	14.54%

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

CAPITAL RESOURCES AND LIQUIDITY
Shareholders' equity totaled $52.6 million at March 31, 2014 compared with $51.2 million at December 31, 2013 and $48.2 million at March 31, 2013. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  On January 16, 2014, the Company's Board of Directors authorized the Company to repurchase up to 111,400 shares (3% of common stock outstanding on January 1, 2014) beginning January 1, 2014 and continuing until the next Board reset.  No shares were repurchased during the three months ended March 31, 2014. Accumulated other comprehensive income/loss was an unrealized loss net of tax benefit of $296,000 at March 31, 2014 compared with an unrealized loss of $941,000 at December 31, 2013 and $1.8 million at March 31, 2013.

As discussed in "Company-Obligated Mandatorily Redeemable Capital Securities" in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of March 31, 2014, the appropriate regulatory authorities have categorized the Company and the Bank as "well capitalized."

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, federal funds lines of credit with the Federal Reserve and other banks, and advances from the FHLB. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds. Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company or the Bank. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Bank's internal sources of such liquidity are deposits, loan and investment repayments, and securities available for sale. The Bank's primary external sources of liquidity are federal funds lines of credit with the Federal Reserve Bank of Richmond and other banks and advances from the FHLB.

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $62.5 million at March 31, 2014 compared with $71.1 million at December 31, 2013. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $11.2 million was unpledged and readily salable at March 31, 2014. Furthermore, the Bank has an available line of credit with the FHLB with a borrowing limit of approximately $134.4 million at March 31, 2014 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $57.2 million. At March 31, 2014, $13.1 million of the FHLB line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2014 and December 31, 2013. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses
	March 31, 2014			December 31, 2013
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$57,226	$-	$57,226	$57,326	$-	$57,326
Federal Home Loan Bank advances	134,435	13,123	121,312	124,113	13,139	110,974
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			34,830			37,967
Securities, available for sale and unpledged at fair value			11,208			13,445
Total short-term funding sources			$224,576			$219,712

Uses:
Unfunded loan commitments and lending lines of credit			$65,141			$70,762
Letters of credit			5,403			7,515
Total potential short-term funding uses			$70,544			$78,277

Ratio of short-term funding sources to potential short-term funding uses			318.3%			280.7%

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2014, the Company's Board of Directors authorized the Company to repurchase up to 111,400 shares (3% of common stock outstanding on January 1, 2014) beginning January 1, 2014 and continuing until the next Board reset.  No shares were repurchased during the three month period ended March 31, 2014.

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

101.00
The following materials from the Company's Form 10-Q Report for the quarterly period ended March 31, 2014, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income (4) Consolidated Statement of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  May 14, 2014

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: May 14, 2014