Form 10-Q
period 2014-06-30
FAUQUIER BANKSHARES, INC.
filed 2014-08-14
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or

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
Yes ☐ No ☒

The registrant had 3,730,877 shares of common stock outstanding as of August 8, 2014.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION
ITEM 1.                            FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,168	$6,120
Interest-bearing deposits in other banks	53,697	64,997
Federal funds sold	12	9
Securities available for sale	57,742	53,571
Restricted investments	1,294	1,462
Loans	443,305	451,377
Allowance for loan losses	(6,753)	(6,667)
Net loans	436,552	444,710
Bank premises and equipment, net	20,066	15,373
Accrued interest receivable	1,544	1,568
Other real estate owned, net of allowance	1,406	4,085
Bank-owned life insurance	12,624	12,433
Other assets	10,669	11,446
Total assets	$600,774	$615,774

Liabilities
Deposits:
Noninterest-bearing	$89,798	$88,423
Interest-bearing:
Checking	211,495	222,507
Savings and money market accounts	124,766	120,457
Time deposits	96,691	108,817
Total interest-bearing	432,952	451,781
Total deposits	522,750	540,204

Federal Home Loan Bank advances	13,107	13,139
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	7,289	7,080
Total liabilities	547,270	564,547

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2014: 3,730,877 shares including 34,965 non-vested shares; 2013: 3,713,342 shares including 34,109 non-vested shares	11,568	11,516
Retained earnings	42,115	40,652
Accumulated other comprehensive (loss), net	(179)	(941)
Total shareholders' equity	53,504	51,227
Total liabilities and shareholders' equity	$600,774	$615,774

See accompanying Notes to Consolidated Financial Statements.

 Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2014 and 2013

(In thousands, except per share data)	2014	2013
Interest Income
Interest and fees on loans	$5,026	$5,409
Interest and dividends on securities available for sale:
Taxable interest income	333	221
Interest income exempt from federal income taxes	62	62
Dividends	15	16
Interest on deposits in other banks	43	40
Total interest income	5,479	5,748

Interest Expense
Interest on deposits	526	579
Interest on Federal Home Loan Bank advances	81	195
Distribution on capital securities of subsidiary trusts	50	50
Total interest expense	657	824

Net interest income	4,822	4,924

Provision for loan losses	-	800

Net interest income after provision for loan losses	4,822	4,124

Other Income
Trust and estate income	452	385
Brokerage income	83	110
Service charges on deposit accounts	660	743
Other service charges, commissions and income	503	501
Total other income	1,698	1,739

Other Expenses
Salaries and benefits	2,532	2,417
Occupancy expense of premises	532	475
Furniture and equipment	236	261
Marketing expense	142	150
Legal, audit and consulting expense	138	333
Data processing expense	345	326
Federal Deposit Insurance Corporation expense	82	132
Loss on sale or impairment and expense of other real estate owned, net	11	8
Other operating expenses	833	724
Total other expenses	4,851	4,826

Income before income taxes	1,669	1,037

Income tax expense	430	233

Net Income	$1,239	$804

Earnings per Share, basic	$0.33	$0.22

Earnings per Share, assuming dilution	$0.33	$0.22

Dividends per Share	$0.12	$0.12
See accompanying Notes to Consolidated Financial Statements.

 Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Six Months June 30, 2014 and 2013
(In thousands, except per share data)	2014	2013
Interest Income
Interest and fees on loans	$10,140	$10,809
Interest and dividends on securities available for sale:
Taxable interest income	600	416
Interest income exempt from federal income taxes	123	123
Dividends	43	37
Interest on deposits in other banks	81	84
Total interest income	10,987	11,469

Interest Expense
Interest on deposits	1,047	1,163
Interest on Federal Home Loan Bank advances	162	440
Distribution on capital securities of subsidiary trusts	99	99
Total interest expense	1,308	1,702

Net interest income	9,679	9,767

Provision for loan losses	-	967

Net interest income after provision for loan losses	9,679	8,800

Other Income
Trust and estate income	876	723
Brokerage income	160	243
Service charges on deposit accounts	1,266	1,327
Other service charges, commissions and income	818	886
Total other income	3,120	3,179

Other Expenses
Salaries and benefits	5,127	4,812
Occupancy expense of premises	1,105	960
Furniture and equipment	536	528
Marketing expense	283	290
Legal, audit and consulting expense	397	638
Data processing expense	705	647
Federal Deposit Insurance Corporation expense	185	268
Loss (gain) on sale or impairment and expense of other real estate owned, net	(103)	9
Other operating expenses	1,599	1,515
Total other expenses	9,834	9,667

Income before income taxes	2,965	2,312

Income tax expense	733	546

Net Income	$2,232	$1,766

Earnings per Share, basic	$0.60	$0.48

Earnings per Share, assuming dilution	$0.60	$0.47

Dividends per Share	$0.24	$0.24
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended June 30, 2014 and 2013

(In thousands)	2014	2013
Net Income	$1,239	$804
Other comprehensive income, net of tax:
Interest rate swap, net of tax effect of $15 in 2014 and $(69) in 2013	(30)	132
Change in fair value of securities available for sale net of tax effect of $(76) in 2014 and $327 in 2013	147	(633)
Total other comprehensive income (loss), net of tax effect of $(61) in 2014 and $258 in 2013	117	(501)
Comprehensive Income	$1,356	$303

For the Six Months Ended June 30, 2014 and 2013

(In thousands)	2014	2013
Net Income	$2,232	$1,766
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $26 in 2014 and $(86) in 2013	(51)	166
Change in fair value of securities available for sale net of tax effect of $(419) in 2014 and $392 in 2013	813	(760)
Total other comprehensive income (loss), net of tax effect of $(393) in 2014 and $306 in 2013	762	(594)
Comprehensive Income	$2,994	$1,172

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Six Months Ended June 30, 2014 and 2013

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$11,467	$37,993	$(1,712)	$47,748
Net income		1,766		1,766
Other comprehensive (loss) net of tax effect of $306			(594)	(594)
Cash dividends ($.24 per share)		(891)		(891)
Amortization of unearned compensation, restricted stock awards		75		75
Issuance of common stock – non-vested shares (9,784 shares)	31	(31)		-
Issuance of common stock - vested shares (5,712 shares)	18	50		68
Tax effect of restricted stock grant		(69)		(69)
Balance, June 30, 2013	$11,516	$38,893	$(2,306)	$48,103

Balance, December 31, 2013	$11,516	$40,652	$(941)	$51,227
Net income		2,232		2,232
Other comprehensive income net of tax effect of $(393)			762	762
Cash dividends ($.24 per share)		(895)		(895)
Amortization of unearned compensation, restricted stock awards		74		74
Issuance of common stock – non-vested shares (10,570 shares)	30	(30)		-
Issuance of common stock - vested shares (6,965 shares)	22	82		104
Balance, June 30, 2014	$11,568	$42,115	$(179)	$53,504

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2014 and 2013
(In thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$2,232	$1,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	583	557
Loss on disposal of obsolete assets	-	11
Provision for loan losses	-	967
Gain on sale of other real estate owned	(130)	-
(Gain) loss on interest rate swaps	33	(37)
Amortization of security premiums, net	23	42
Amortization of unearned compensation, net of forfeiture	132	117
Tax effect of vested stock grant	-	69
Changes in assets and liabilities:
(Increase) decrease in other assets	160	(332)
Increase (decrease) in other liabilities	(12)	380
Net cash provided by operating activities	3,021	3,540

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	4,996	10,885
Purchase of securities available for sale	(7,960)	(12,592)
Purchase of premises and equipment	(5,277)	(780)
Redemptions restricted securities	168	876
Net decrease in loans	8,271	7,794
Proceeds from sale of other real estate owned	2,809	-
Net cash provided by investing activities	3,007	6,183

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(5,328)	6,315
Net (decrease) in certificates of deposit	(12,126)	(2,120)
Decrease in FHLB advances	(32)	(15,030)
Cash dividends paid on common stock	(895)	(891)
Issuance of common stock	104	68
Net cash (used in) financing activities	(18,277)	(11,658)

(Decrease) in cash and cash equivalents	(12,249)	(1,935)

Cash and Cash Equivalents
Beginning	71,126	64,435

Ending	$58,877	$62,500

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,312	$1,746

Income taxes	$178	$-

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax effect	$813	$(760)
Unrealized gain (loss) on interest rate swap, net of taxes	$(51)	$166

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.                          General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiaries: The Fauquier Bank ("the Bank") and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2014 and December 31, 2013 and the results of operations for the three and six months ended June 30, 2014 and 2013.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year or any other interim period.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606". This ASU applies to any entity using generally accepted accounting principles in the United States ("GAAP") that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", most industry-specific guidance, and some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts". The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The amendments in this ASU remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, "Development Stage Entities", from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, "Consolidation", for determining whether an entity is a variable interest entity.  The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015.  Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures".  This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted.  The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in "Compensation – Stock Compensation (Topic 718)", should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis.  The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

Note 2.                          Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	June 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$47,096	$430	$(314)	$47,212
Obligations of states and political subdivisions	6,778	397	-	7,175
Corporate bonds	3,561	6	(572)	2,995
Mutual funds	358	2	-	360
	$57,793	$835	$(886)	$57,742

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$44,193	$287	$(543)	$43,937
Obligations of states and political subdivisions	6,781	261	(7)	7,035
Corporate bonds	3,524	-	(1,274)	2,250
Mutual funds	354	-	(5)	349
	$54,852	$548	$(1,829)	$53,571

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2014
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,238	$2,248
Due after one year through five years	9,155	9,143
Due after five years through ten years	12,578	13,015
Due after ten years	33,464	32,976
Equity securities	358	360
	$57,793	$57,742
There were no impairment losses on securities during the three and six months ended June 30, 2014 and 2013.

During the six months ended June 30, 2014, no securities were sold, and three securities totaling a fair value of $2.6 million were called or matured.  Over the same period, eight securities totalling $8.0 million were purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$6,524	$(98)	$13,983	$(216)	$20,507	$(314)
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds	-	-	2,975	(572)	2,975	(572)
Mutual funds	-	-	-	-	-	-
Total temporary impaired securities	$6,524	$(98)	$16,958	$(788)	$23,482	$(886)
(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$27,557	$(543)	$-	$-	$27,557	$(543)
Obligations of states and political subdivisions	1,001	(7)	-	-	1,001	(7)
Corporate bonds	-	-	3,524	(1,274)	3,524	(1,274)
Mutual funds	354	(5)	-	-	354	(5)
Total temporary impaired securities	$28,912	$(555)	$3,524	$(1,274)	$32,436	$(1,829)

The nature of securities which were temporarily impaired for a continuous twelve month period or more at June 30, 2014 consisted of three corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI")  totaling $3.6 million and a temporary loss of approximately $566,000. Beginning December 31, 2013, the value of these bonds is based on quoted market prices for similar assets.  These three corporate bonds are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 62 different financial institutions per bond. They have an estimated maturity of 20 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all three bonds.  The bonds reprice every three months at a fixed rate index above the three-month LIBOR.  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of June 30, 2014. One bond, totaling $1,222,000 at fair value, is greater than 90 days past due, and classified as a nonperforming corporate bond investment in the nonperforming asset table in Note 3.  Two bonds, totaling $1,773,000 at fair value, are performing and projected to repay the full outstanding interest and principal.  They are now classified as performing corporate bond investments.  During the quarter ended June 30, 2014, $104,000 of interest income was received and recorded, of which $79,000 represented deferred interest from prior periods.

Additional information regarding each of the pooled trust preferred securities as of June 30, 2014 follows:
(Dollars in thousands)
Cost, net of OTTI loss	Fair Value(1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (2)	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit

$1,624	$1,180	77.7%	5.7%	16.6%	15.8%	$333	$293
1,351	1,222	73.2%	18.5%	8.3%	3.6%	649	84
586	593	79.2%	12.9%	7.9%	18.8%	414	(4)
$3,561	$2,995					$1,396	$373

(1)	Current Moody's Ratings range from C to Caa3.
(2)
A break in yield for a given tranche investment means that defaults and/or deferrals have reached such a level that the specific tranche would not receive all of the contractual principal and interest cash flow by its maturity, resulting in not a temporary shortfall, but an actual loss. This column represents the percentage of additional defaults among the currently performing and deferred collateral that would result in OTTI loss

The Company monitors these pooled trust preferred securities in its portfolio as to collateral, issuer defaults and deferrals, which as a general rule, indicate that additional impairment may have occurred. Due to the continued stress on banks in general, and the issuer banks in particular, as a result of overall economic conditions, the Company acknowledges that it may have to recognize additional impairment in future periods; however the extent, timing, and probability of any additional impairment cannot be reasonably estimated at this time.

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2013	$1,433
Add: Amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(37)
Ending balance as of June 30, 2014	$1,396

The carrying value of securities pledged to secure deposits and for other purposes amounted to $40.5 million and $37.5 million at June 30, 2014 and December 31, 2013, respectively.

Note 3.	Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Six Months Ended June 30, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667
Charge-offs	(9)	-	-	(4)	(53)	-	-	-	(66)
Recoveries	82	-	65	2	-	2	1	-	152
Provision	(280)	(488)	528	(2)	(8)	311	(235)	174	-
Ending balance at 6/30/2014	$757	$1,832	$1,005	$14	$135	$1,574	$1,080	$356	$6,753

Ending balances individually evaluated for impairment	$342	$545	$905	$-	$-	$521	$-	$-	$2,313

Ending balances collectively evaluated for impairment	$415	$1,287	$100	$14	$135	$1,053	$1,080	$356	$4,440

Loans Receivable
Individually evaluated for impairment	$512	$4,728	$3,954	$-	$-	$2,445	$70		$11,709
Collectively evaluated for impairment	24,679	164,150	28,659	3,281	24,628	141,744	44,455		431,596
Ending balance at 6/30/2014	$25,191	$168,878	$32,613	$3,281	$24,628	$144,189	$44,525		$443,305

	As of and for the Year Ended December 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258
Charge-offs	(257)	(686)	-	(104)	-	(284)	(174)	-	(1,505)
Recoveries	76	-	-	25	-	2	11	-	114
Provision	213	1,321	10	57	196	(148)	141	10	1,800
Ending balance at 12/31/2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667

Ending balances individually evaluated for impairment	$211	$505	$321	$-	$-	$276	$-	$-	$1,313

Ending balances collectively evaluated for impairment	$753	$1,815	$91	$18	$196	$985	$1,314	$182	$5,354

Loans Receivable
Individually evaluated for impairment	$477	$4,177	$3,980	$-	$-	$2,100	$70		$10,804
Collectively evaluated for impairment	24,269	172,143	28,827	3,810	27,962	140,156	43,406		440,573
Ending balance at 12/31/2013	$24,746	$176,320	$32,807	$3,810	$27,962	$142,256	$43,476		$451,377

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

Credit Quality Indicators

	As of June 30, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$22,554	$154,722	$28,659	$3,274	$24,628	$131,968	$39,250	$405,055
Special mention	598	3,947	-	-	-	2,449	2,612	9,606
Substandard	2,039	10,209	3,954	7	-	9,713	2,663	28,585
Doubtful	$-	-	-	-	-	59	-	59
Loss	-	-	-	-	-	-	-	-
Total	$25,191	$168,878	$32,613	$3,281	$24,628	$144,189	$44,525	$443,305

	As of December 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,524	$153,940	$28,827	$3,803	$27,962	$129,677	$39,654	$405,387
Special mention	551	9,888	-	-	-	2,282	1,051	13,772
Substandard	2,498	12,492	3,980	7	-	9,623	2,771	31,371
Doubtful	173	-	-	-	-	674	-	847
Loss	-	-	-	-	-	-	-	-
Total	$24,746	$176,320	$32,807	$3,810	$27,962	$142,256	$43,476	$451,377

Age Analysis of Past Due Loans Receivable

	As of June 30, 2014
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$220	$28	$-	$248	$24,943	$25,191	$-	$361
Commercial real estate	1,779	-	-	1,779	167,099	168,878	-	-
Construction and land	904	3	-	907	31,706	32,613	-	-
Consumer	6	5	1	12	3,269	3,281	1	-
Student (U.S. Government guaranteed)	1,434	1,018	2,949	5,401	19,227	24,628	2,949	-
Residential real estate	954	1,412	744	3,110	141,079	144,189	-	1,849
Home equity line of credit	67	66	-	133	44,392	44,525	-	-
Total	$5,364	$2,532	$3,694	$11,590	$431,715	$443,305	$2,950	$2,210

	As of December 31, 2013
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$409	$69	$161	$639	$24,107	$24,746	$-	$379
Commercial real estate	426	-	442	868	175,452	176,320	-	442
Construction and land	5	-	338	343	32,464	32,807	338	-
Consumer	18	-	-	18	3,792	3,810	-	-
Student (U.S. Government guaranteed)	2,851	761	7,917	11,529	16,433	27,962	7,917	-
Residential real estate	-	738	780	1,518	140,738	142,256	168	1,363
Home equity line of credit	497	-	-	497	42,979	43,476	-	-
Total	$4,206	$1,568	$9,638	$15,412	$435,965	$451,377	$8,423	$2,184

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012.  The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  At June 30, 2014, $2.9 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	June 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$34	$56	$-	$40	$-
Commercial real estate	1,900	1,900	-	1,900	48
Construction and land	1,184	1,184	-	1,188	30
Student (U.S. Govenment guaranteed)	-	-	-	-	-
Residential real estate	1,322	1,444	-	1,338	15
Home equity line of credit	70	70	-	70	1
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$478	$513	$342	$478	$5
Commercial real estate	2,828	2,828	545	2,828	80
Construction and land	2,770	2,770	905	2,778	63
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,123	1,123	521	1,148	15
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$512	$569	$342	$518	$5
Commercial real estate	4,728	4,728	545	4,728	128
Construction and land	3,954	3,954	905	3,966	93
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	2,445	2,567	521	2,486	30
Home equity line of credit	70	70	-	70	1
Consumer	-	-	-	-	-
Total	$11,709	$11,888	$2,313	$11,768	$257

	December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$156	$176	$-	$175	$4
Commercial real estate	2,182	2,182	-	2,197	88
Construction and land	1,984	1,984	-	2,011	99
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,188	1,286	-	1,236	17
Home equity line of credit	70	70	-	69	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$321	$365	$211	$340	$2
Commercial real estate	1,995	2,009	505	2,002	92
Construction and land	1,996	1,996	321	1,998	88
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	912	912	276	940	16
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$477	$541	$211	$515	$6
Commercial real estate	4,177	4,191	505	4,199	180
Construction and land	3,980	3,980	321	4,009	187
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	2,100	2,198	276	2,176	33
Home equity line of credit	70	70	-	69	-
Consumer	-	-	-	-	-
Total	$10,804	$10,980	$1,313	$10,968	$406

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

At June 30, 2014, there were $7.0 million of commercial loans classified as substandard which were deemed not to be impaired because borrowers continue to abide by the terms of their original loan agreements and are substandard based on their industry or changes in their cash flow that have not yet resulted in past dues. Impaired loans totaled $11.7 million at June 30, 2014, representing an increase of $905,000 from December 31, 2013.  The change was due primarily to the addition of seven loans totaling $2.3 million, which were partially offset by loans that were either paid or charged off.  Approximately $11.2 million of loans classified as impaired at June 30, 2014 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	2	$198	$198	-	$-	$-
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	1	808	808
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	1	300	300
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted						-
Commercial and industrial	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	2	$198	$198	-	$-	$-
Commercial real estate	-	-	-	2	2,010	2,010
Construction and land	-	-	-	1	808	808
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	1	300	300
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	-	-	-	1	237	237
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

During the quarter ended June 30, 2014, there were two loans modified and deemed Troubled Debt Restructurings ("TDRs").  At the end of the quarter, 15 TDRs, totaling $9.5 million, were in the portfolio.  Eleven of the loans, totaling $8.3 million, were on accrual status and performing in accordance with the modified terms. The remaining four loans, totaling $1.2 million, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Non-accrual loans	$2,210	$2,184	$6,698
Other real estate owned	1,406	4,085	1,406
Non-performing corporate bond investments, at fair value	1,222	1,300	96
Total non-performing assets	4,838	7,569	8,200
Restructured loans still accruing	8,343	8,613	8,484
Student loans (U.S. Government guaranteed) past due 90 days or more and still accruing	2,949	7,917	3,220
Loans past due 90 or more days and still accruing	1	506	355
Total non-performing and other risk assets	$16,131	$24,605	$20,259

Allowance for loan losses to total loans	1.52%	1.48%	1.54%
Non-accrual loans to total loans	0.50%	0.48%	1.51%
Allowance for loan losses to non-accrual loans	305.57%	305.27%	102.06%
Total non-accrual loans and restructured loans still accruing to total loans	2.38%	2.39%	3.43%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	63.99%	61.75%	45.03%
Total non-performing assets to total assets	0.81%	1.23%	1.39%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at June 30, 2014 and December 31, 2013 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company follows GAAP, FASB ASU 815-10-50 "Disclosures about Derivative Instruments and Hedging Activities", which includes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70%, repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036, and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $30,000 for the three months ended June 30, 2014 and 2013.  The interest expense on the interest rate swap was $60,000 and $59,000 for the six months ended June 30, 2014 and 2013, respectively.  The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2022.  The Company receives interest monthly at the rate equivalent to one month LIBOR, plus a spread repricing on the same date as the loans, and pays interest at fixed rates.   The interest expense on the interest rate swaps was $28,000 and $26,000 for the three months ended June 2014 and 2013, respectively.  For the six months ended both June 30, 2014 and 2013 the interest expense was $54,000, and is recorded in loan interest imcome. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $900,000 at June 30, 2014.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2014 and December 31, 2013 are as follows:

(In thousands)	June 30, 2014
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(300)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,137	(44)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	2,015	(43)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	1,013	36	Other Assets	9/26/2022

	June 30, 2014
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(51)	Not applicable	$-

(In thousands)	June 30, 2014
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(33)

(In thousands)	December 31, 2013
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(223)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,161	13	Other Assets	8/15/2021
Interest rate swap-10 year fair value	2,037	11	Other Assets	8/15/2021
Interest rate swap-10 year fair value	1,025	72	Other Assets	9/26/2022

	December 31, 2013
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$214	Not applicable	$-

(In thousands)	December 31, 2013
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest Income	$51

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock for the periods indicated.

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,730,877	$0.33	3,713,342	$0.22
Effect of dilutive securities, stock-based awards	17,422		15,622
Diluted earnings per share	3,748,299	$0.33	3,728,964	$0.22

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,725,713	$0.60	3,708,219	$0.48
Effect of dilutive securities, stock-based awards	15,914		14,084
Diluted earnings per share	3,741,627	$0.60	3,722,303	$0.47

Note 7.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company's Stock Incentive Plan (the "Plan"), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  The Company did not grant stock options during the six months ended June 30, 2014 and there were no options outstanding at June 30, 2014.

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

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the above-described incentive plans: 10,570 shares and 12,470 shares of non-vested restricted stock to executive officers, and 4,050 shares and 5,712 shares of vested restricted stock to non-employee directors on February 20, 2014 and February 21, 2013, respectively.  The compensation expense for these non-vested shares is recognized over a period of three years, and was $38,000 and $36,000, net of forfeiture, for the three months ended June 30, 2014 and 2013 and $75,000 for the six months ended both June 30, 2014 and 2013. As of  June 30, 2014  there was $250,000 of total unrecognized compensation cost related to these non-vested shares, which will be recorded in conjunction with the vesting periods over the remaining 30 months. Compensation expense for the non-employee director shares is recognized at the date the shares are granted and during the three months ended June 30, 2014 and 2013, none was recognized.  For the six months ended June 30, 2014 and 2013, $64,000 and $68,000 was recognized.

 A summary of the status of the Company's non-vested restricted shares granted under the above-described plans is presented below:

	Six Months Ended June 30, 2014
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2014	34,109	$12.65

Granted	14,620	15.70
Vested	(13,764)	14.73
Forfeited	-
Non-vested at June 30, 2014	34,965	$13.11

The Company granted performance-based stock rights relating to 10,746 and 12,470 shares to certain officers on February 20, 2014, and February 21, 2013, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  The compensation expense for performance-based stock rights totaled $31,000 and $21,000 for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, compensation expense was $57,000 and $42,000, respectively.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Six Months Ended June 30, 2014
	Performance Based Stock Rights (Shares)	Weighted Average Fair Value

Non-vested at January 1, 2014	34,109	$12.65

Granted	10,746	15.69
Vested	(9,714)	14.30
Forfeited	-
Non-vested at June 30, 2014	35,141	$13.12

Note 8.	Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering employees who have completed three months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company's 401(k) expenses for the three months ended June 30, 2014 and 2013 were $183,000 and $180,000, respectively.  For the six months months ended June 30, 2014, and 2013, 401(k) expenses were $344,000 and $341,000, respectively

The Company also maintains a Director Deferred Compensation Plan ("Deferred Compensation Plan").  This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company's common stock at the fair market value on the date of deferral.  The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock.  In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company's common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares.  Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.  There are no directors currently participating in the Deferred Compensation Plan.

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  For the three months ended June 30, 2014 and 2013, deferred compensation expense was $9,000 and $8,000, respectively. For the six months ended June 30, 2014 and 2013, compensation expense was $20,000 and $17,000, respectively.

Concurrent with the establishment of the deferred compensation plan for the former employee, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the plan.  Income on these life insurance policies amounted to $8,000 and $5,000  for the three months and $16,000 and $14,000 for the six months ended June 30, 2014 and 2013, respectively.  The Company has recorded other assets of $1.2 million representing cash surrender value of these policies at both June 30, 2014 and December 31, 2013.

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

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

Level Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level Level 2 –	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2).  If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3).  The Company's investment portfolio is primarily valued using fair value measurements that are considered to be Level 2.  The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities. The vendor's primary source for security valuation is Interactive Data Corporation ("IDC"), which evaluates securities based on market data.  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.  The carrying value of restricted Federal Reserve Bank of Richmond, Community Bankers Bank and Federal Home Loan Bank of Atlanta ("FHLB") stock approximates fair value based on the redemption provisions of each entity and are therefore excluded from the following table.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2014:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$47,212	$-	$47,212	$-
Obligations of states and political subdivisions	7,175	-	7,175	-
Corporate bonds	2,995	-	2,995	-
Mutual funds	360	360	-	-
Total available for sale securities	57,742	360	57,382	-

Interest rate swaps	36	-	36	-
Total assets at fair value	$57,778	$360	$57,418	$-

Liabilities at June 30, 2014:
Interest rate swaps	$387	$-	$387	$-
Total liabilities at fair value	$387	$-	$387	$-

Assets at December 31, 2013:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$43,937	$-	$43,937	$-
Obligations of states and political subdivisions	7,035	-	7,035	-
Corporate bonds	2,250	-	2,250	-
Mutual funds	349	349	-	-
Total available-for sale securities	53,571	349	53,222	-

Interest rate swaps	96	-	96	-
Total assets at fair value	$53,667	$349	$53,318	$-

Liabilities at December 31, 2013:
Interest rate swaps	223	-	223	-
Total liabilities at fair value	$223	$-	$223	$-

Change in Level 3 Fair Value

There were no Level 3 assets measured at estimated fair value on a recurring basis as of June 30, 2014.  The changes in Level 3 assets measured at estimated fair value on a recurring basis during the year ended December 31, 2013 were as follows:

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

 The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with an impaired loan can be based on either the observable market price of the loan or the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At June 30, 2014, the Company's Level 3 loans for which a reserve has been taken, consisted of four loans totaling $393,000 secured by business assets and inventory with a reserve of $298,000, and two loans totaling $399,000 secured by real estate with a reserve of $392,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.4 million and $4.1 million at June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at June 30, 2014
	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$4,886	$-	$4,784	$102
Other real estate owned, net	1,406	-	1,406	-

	Carrying Value at December 31, 2013
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,911	$-	$3,748	$163
Other real estate owned, net	4,085	-	4,085	-

The following table displays quantitative information about Level 3 Fair Value Measurements at June 30, 2014.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Impaired loans	$102	Appraised values	Age of appraisal, current market conditons, experience within local market, and U.S. Government guarantees	87%
Total	$102

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

At June 30, 2014 and December 31, 2013, the fair values of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at June 30, 2014
(In thousands)	Carrying Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of June 30, 2014
Assets
Cash and short-term investments	$58,877	$58,940	$-	$-	$58,940
Securities available for sale	57,742	360	57,382	-	57,742
Restricted investments	1,294	-	1,294	-	1,294
Net loans	436,552	-	433,979	102	434,081
Accrued interest receivable	1,544	-	1,544	-	1,544
Interest rate swaps	36	-	36	-	36
BOLI	12,624	-	12,624	-	12,624
Total financial assets	$568,669	$59,300	$506,859	$102	$566,261

Liabilities
Deposits	$522,750	$-	$523,800	$-	$523,800
Borrowings	13,107	-	13,104	-	13,104
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	215	-	215	-	215
Interest rate swaps	387	-	387	-	387
Total financial liabilities	$540,583	$-	$541,623	$-	$541,623

	Fair Value Measurements at December 31, 2013
(In thousands)	Carrying Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
Assets
Cash and short-term investments	$71,126	$71,197	$-	$-	$71,197
Securities available for sale	53,571	349	53,222	-	53,571
Restricted investments	1,462	-	1,462	-	1,462
Net Loans	444,710	-	444,587	163	444,750
Accrued interest receivable	1,568	-	1,568	-	1,568
Interest rate swaps	96	-	96	-	96
BOLI	12,433	-	12,433	-	12,433
Total financial assets	$584,966	$71,546	$513,368	$163	$585,077

Liabilities
Deposits	$540,204	$-	$541,496	$-	$541,496
Borrowings	13,139	-	12,833	-	12,833
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	219	-	219	-	219
Interest rate swaps	223	-	223	-	223
Total financial liabilities	$557,909	$-	$558,888	$-	$558,888

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

Note 10.                               Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available for Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2013	$(147)	$(847)	$53	$(941)
Other comprehensive income (loss) before reclassifications	(51)	813	-	762
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	(51)	813	-	762
Balance June 30, 2014	$(198)	$(34)	$53	$(179)

Balance December 31, 2012	$(361)	$(1,398)	$47	$(1,712)
Other comprehensive income (loss) before reclassifications	166	(760)	-	(594)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	166	(760)	-	(594)
Balance June 30, 2013	$(195)	$(2,158)	$47	$(2,306)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Note 11.                          Subsequent Event

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

Based on the evaluation, the Company identified one event that required disclosure.  On August 5, 2014, the Company realized approximately $300,000 tax-free death benefit in excess of surrender value related to bank-owned life insurance.  The benefit will be reflected in non-interest income in the Company's September 30, 2014 10-Q.

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,730,877 shares of common stock, par value $3.13 per share, held by approximately 369 holders of record at the close of business on June 30, 2014.  The Bank has ten full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, and Gainesville.  Additionally, the Bank is projected to open an eleventh branch at 8781 Centreville Road in Manassas, Virginia during the second half of 2014. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

As of June 30, 2014, the Company had total consolidated assets of $600.8 million, total loans net of allowance for loan losses of $436.6 million, total consolidated deposits of $522.8 million, and total consolidated shareholders' equity of $53.5 million.

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

Net income of $1,239,000 for the second quarter of 2014 was a 54.1% increase from the net income for the second quarter of 2013 of $804,000.  Loans, net of reserve, totaling $436.6 million at June 30, 2014, decreased 1.8% when compared with December 31, 2013, and increased 0.1% when compared with June 30, 2013.  Deposits, totaling $522.8 million at June 30, 2014, decreased 3.2% compared with December 31, 2013, and increased 0.7% when compared with June 30, 2013.  Assets under WMS management, totaling $429.3 million in market value at June 30, 2014, increased 10.1% from December 31, 2013 and 20.5% from June 30, 2013.

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

The Bank's non-performing assets totaled $4.8 million or 0.81% of total assets at June 30, 2014, as compared with $7.6 million or 1.23% of total assets at December 31, 2013, and $8.2 million or 1.39% of total assets at June 30, 2013. Nonaccrual loans totaled $2.2 million or 0.50% of total loans at June 30, 2014 compared with $2.2 million or 0.48% of total loans at December 31, 2013, and $6.7 million or 1.51% of total loans at June 30, 2013. There was no provision for loan losses for the first six months of 2014 compared with $967,000 for the first six months of 2013. The significant decrease in the provision for loan losses was due to the reduction in historical delinquency and credit loss experience trends.  During the first six months ended June 30, 2014, there were net recoveries of $86,000 or 0.02% of total average loans compared with net charge-offs of $389,000 or 0.09% of total average loans for the same six months of 2013. Total allowance for loan losses was $6.8 million or 1.52% of total loans at June 30, 2014 compared with $6.7 million or 1.48% of loans at December 31, 2013 and $6.8 million or 1.54% of loans at June 30, 2013.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

NET INCOME
Net income of $1,239,000 for the quarter ended June 30, 2014 was a 54.1% increase from the net income for the quarter ended June 30, 2013 of $804,000.   Earnings per share on a fully diluted basis were $0.33 for the second quarter of 2014 compared with $0.22 for the second quarter of 2013. Profitability as measured by return on average assets increased from 0.54% in the second quarter of 2013 to 0.83% for the same period in 2014. Profitability as measured by return on average equity increased from 6.65% to 9.35% over the same respective quarters in 2013 and 2014. The increase in net income was primarily due to the $800,000 decrease in the provision for loan losses in the second quarter of 2014 compared with the second quarter of 2013, partially offset by the $102,000 decrease in net interest income over the same periods.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $102,000 or 2.1% to $4.82 million for the quarter ended June 30, 2014 from $4.92 million for the quarter ended June 30, 2013.  The decrease in net interest income was due primarily to the decrease in interest and fees on loans. This was partially offset by reduced interest expense on deposits and FHLB advances over the same period.  The Company's net interest margin decreased from 3.60% in the second quarter of 2013 to 3.55% in the second quarter of 2014.

Total interest income decreased $269,000  or 4.7% to $5.48 million for the second quarter of 2014 from $5.75 million for the second quarter of 2013. This decrease was primarily due to the decline in the yield on earning assets from 4.19% during the second quarter of 2013 to 4.02% during the second quarter of 2014.

The tax-equivalent average yield on loans was 4.58% for the second quarter of 2014, down from 4.89% in the second quarter of 2013. Average loan balances decreased $2.4 million or 0.5% from $446.6 million during the second quarter of 2013 to $444.2 million during the second quarter of 2014. The decrease in balances and yield resulted in a $383,000 or 7.1% decline in interest and fee income from loans for the second quarter of 2014, compared with the same period in 2013. On a tax equivalent basis, the decrease was $377,000 or 6.9%.

Average investment security balances increased $7.3 million from $49.8 million in the second quarter of 2013 to $57.1 million in the second quarter of 2014. The tax-equivalent average yield on investments increased from 2.65% for the second quarter of 2013 to 3.09% for the second quarter of 2014.  Interest and dividend income on security investments increased $111,000 or 37.1%, from $299,000 for the second quarter of 2013 to $410,000 for the second quarter of 2014. Approximately $79,000 of the increase in interest income on securities was due to the receipt and recognition of past due interest on the Bank's investment in trust preferrred securities. For further discussion on trust preferred securities, see "Securities" in Note 2 of the Notes to Consolidated Financial Statements contained herein. Interest income on deposits in other banks increased $3,000 from second quarter 2013 to second quarter 2014 resulting from increased balances in certificates of deposits at other banks.

Total interest expense decreased $167,000 or 20.3% from $824,000 for the second quarter of 2013 to $657,000 for the second quarter of 2014 primarily due to the decline in average balances of time deposits and FHLB advances.

Interest paid on deposits decreased $53,000 or 9.2% from $579,000 for the second quarter of 2013 to $526,000 for the second quarter of 2014.   Average balances on time deposits declined $27.7 million or 22.0% from $125.8 million to $98.1 million while the average rate increased from 1.38% for the second quarter of 2013 to 1.50%  for the second quarter of 2014, resulting in $67,000 less interest expense.  Average money market account balances increased $8.1 million from the second quarter of 2013 to the second quarter of 2014 while the rate increased from 0.18% to 0.21%, resulting in $8,000 more interest expense.  Average savings account balances increased $5.0 million or 7.0% from the second quarter of 2013 to the second quarter of 2014, while the average rate declined from 0.12% to 0.11%, resulting in a decrease of $1,000 of interest expense for the second quarter of 2014.  Average interest bearing checking balances increased $18.5 million or 9.9%  from the second quarter of 2013 to the second quarter of 2014, while the average rate decreased from 0.23% to 0.22%, resulting in an increase of $7,000 in checking interest expense for the second quarter of 2014.

From the second quarter of 2013 to the second quarter of 2014, interest expense on FHLB advances decreased $114,000 or 58.5% due to a decrease in average balances from $23.5 million during the three months ended June 30, 2013 to $13.1 million during the three months ended June 30, 2014, while the average rate paid declined from 3.34% to 2.49% over the same time periods. Interest expense on capital securities was $50,000 for the second quarter of 2013 and the second quarter of 2014.

The average rate on total interest-bearing liabilities decreased from 0.72% in the second quarter of 2013 to 0.59% for the second quarter of 2014.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$435,278	$4,941	4.55%	$430,330	$5,334	4.97%
Tax-exempt (1)	7,038	130	7.38%	7,234	114	6.34%
Nonaccrual (2)	1,933	-		9,083	-
Total Loans	444,249	5,071	4.58%	446,647	5,448	4.89%

Securities
Taxable	50,418	348	2.76%	42,993	237	2.21%
Tax-exempt (1)	6,645	93	5.60%	6,795	93	5.48%
Total securities	57,063	441	3.09%	49,788	330	2.65%

Deposits in banks	52,220	43	0.33%	59,924	40	0.27%
Federal funds sold	13	-	0.15%	10	-	0.16%
Total earning assets	553,545	5,555	4.02%	556,369	$5,818	4.19%

Less: Reserve for loan losses	(6,772)			(6,352)
Cash and due from banks	5,070			5,081
Bank premises and equipment, net	19,808			15,064
Other real estate owned	1,406			1,406
Other assets	24,933			25,978
Total Assets	$597,990			$597,546

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$87,756			$85,414

Interest-bearing deposits
Checking accounts	205,092	$112	0.22%	186,619	$105	0.23%
Money market accounts	52,062	28	0.21%	44,006	20	0.18%
Savings accounts	77,240	20	0.11%	72,203	21	0.12%
Time deposits	98,105	366	1.50%	125,813	433	1.38%
Total interest-bearing deposits	432,499	526	0.49%	428,641	579	0.54%

Federal funds purchased	8	-	0.00%	2	-	0.50%
Federal Home Loan Bank advances	13,115	81	2.49%	23,507	195	3.34%
Capital securities of subsidiary trust	4,124	50	4.83%	4,124	50	4.83%
Total interest-bearing liabilities	449,746	657	0.59%	456,274	824	0.72%

Other liabilities	7,306			7,317
Shareholders' equity	53,182			48,541
Total Liabilities & Shareholders' Equity	$597,990			$597,546

Net interest spread		$4,898	3.43%		$4,994	3.47%

Interest expense as a percent of average earning assets			0.48%			0.59%
Net interest margin			3.55%			3.60%

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

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(393)	$61	$(454)
Loans; tax-exempt (1)	16	(3)	19
Securities; taxable	111	41	70
Securities; tax-exempt (1)	-	(2)	2
Deposits in banks	3	(5)	8
Federal funds sold	-	-	-
Total Interest Income	$(263)	$92	$(355)

Interest Expense
Checking accounts	$7	$11	$(4)
Money market accounts	8	4	4
Savings accounts	(1)	1	(2)
Time deposits	(67)	(95)	28
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(114)	(87)	(27)
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(167)	(166)	(1)
Net Interest Income	$(96)	$258	$(354)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was no provision for loan losses for the second quarter of 2014 compared with $800,000 for the second quarter of 2013. The amount of the provision for loan loss is based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $800,000 decrease in the provision for loan losses was primarily due to the declines in historical delinquency and credit loss experience trends.

OTHER INCOME
Total other income decreased by $41,000 or 2.4% from $1.74 million for the second quarter of 2013 to $1.70 million in the second quarter of 2014. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The decrease was primarily due to a $83,000 decrease in service charges on deposit accounts and a $27,000 decrease in brokerage income during the second quarter of 2014 compared with the second quarter of 2013, partially offset by a $67,000 increase in trust and estate income.

Trust and estate income increased $67,000 or 17.4% from the second quarter of 2013 to the second quarter of 2014 primarily due to increased growth of managed investment accounts.

Brokerage service revenues decreased $27,000 or 24.5% from the second quarter of 2013 to the second quarter of 2014 due to more client business directed to managed investment accounts in the Bank's trust department.

Service charges on deposit accounts decreased $83,000 or 11.2% to $660,000 for the second quarter of 2014 compared to one year earlier.  The reason for the change is difficult to determine, but may be due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology.

Other service charges, commissions and fees increased $2,000 or 0.4% from $501,000 in second quarter of 2013 to $503,000 in the second quarter of 2014. Included in other service charges, commissions, and income is debit card interchange income, net, which totaled $313,000 and $312,000 for the second quarters of 2014 and 2013, respectively. Also included is bank owned life insurance ("BOLI") income, which was $96,000 during the three months ended June 30, 2014, compared with $99,000 one year earlier.

OTHER EXPENSE
Total other expense increased $25,000 or 0.5% during the second quarter of 2014 compared with the second quarter of 2013, primarily due to the increase in salaries and benefits, occupancy expenses,and other operating expenses partially offset by a decrease in legal and consulting expense..

Salaries and employees' benefits increased $115,000 or 4.8% from second quarter 2013 to second quarter 2014.  The increase was primarily due to the annual increases in salaries, and increases in commmissions for the second quarter of 2014 compared with the second quarter of 2013. Additionally, active full-time equivalent employees increased from 142 as of June 30, 2013 to 144 as of June 30, 2014. At June 30, 2014, the Company had approximately ten full-time equivalent positions to be filled over the remainder of 2014, partially due to the staffing of the new Centreville Road-Manassas branch.

Occupancy expense increased $57,000 or 12.0%, due to expenses associated with the opening of the Gainesville branch location in the second quarter of 2014. Furniture and equipment expense decreased $25,000 or 9.6%, from second quarter 2013 to second quarter 2014 due to reduced expenditures on technology equipment and software.

Marketing expense decreased $8,000 or 5.3% from the second quarter of 2013 to $142,000 for the second quarter of 2014.

Legal, accounting and consulting expense decreased $195,000 or 58.6% from the second quarter of 2013 to $138,000 for the second quarter of 2014 primarily due to the reduction in management consulting expense, as well as legal expenses associated with problem loan workouts.

Data processing expense increased $19,000 or 5.8% for the second quarter of 2014 compared with the same time period in 2013 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

FDIC deposit insurance expense decreased $50,000 from $132,000 for the second quarter of 2013 to $82,000 for the second quarter of 2014 due to improvements in the qualitative factors used to calculate the FDIC deposit insurance premium expense.

Other operating expenses increased $109,000 or 15.1% in the second quarter of 2014 compared with the second quarter of 2013 due to a variety of factors including increased supplies expense and non-loan charge-offs.

INCOME TAXES
Income tax expense was $430,000 for the quarter ended June 30, 2014 compared with $233,000 for the quarter ended June 30, 2013. The effective tax rate was 25.8% and 22.5% for the second quarter of 2014 and 2013, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NET INCOME
Net income of $2.23 million for the six months ended June 30, 2014 was a 26.4% increase from the net income for the six months ended June 30, 2013 of $1.77 million. Earnings per share on a fully diluted basis were $0.60 for the six months ended June 30, 2014 compared with $0.47 for the six months ended June 30, 2013. Profitability as measured by return on average assets increased from 0.60% in the six months ended June 30, 2013 to 0.75% for the same period in 2014. Profitability as measured by return on average equity increased from 7.38% to 8.57% over the same respective six months in 2013 and 2014. The increase in net income was primarily due to the $967,000 reduction in the provision for loan losses for the six months ended June 30, 2014 compared with the six months ended June 30, 2013, partially offset by the $88,000 decrease in net interest income and $167,000 increase in total other expenses over the same time periods.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $88,000 or 0.9% to $9.68 million for the six months ended June 30, 2014 from $9.77 million for the six months ended June 30, 2013.  The decrease in net interest income was due primarily to the decline in loan balances and yields, partially offset by increased balances and yields on security investments.  The Company's net interest margin decreased from 3.60% for the six months ended June 30, 2013 to 3.59% for the six months ended June 30, 2014.

Total interest income decreased $482,000 or 4.2% to $10.99 million for the six months ended June 30, 2014 from $11.47 million for the six months ended June 30, 2013. This decrease was primarily due to reduced average loan balances and a 16 basis point decline in the yield on average earning assets over the respective time periods on a tax equivalent basis.

The tax-equivalent average yield on loans was 4.61% for the six months ended June 30, 2014, down from 4.90% during the same time period in the prior year. Average loan balances decreased $1.7 million or 0.4% to $446.9 million during the six months ended June 30, 2014 from $448.5 million during the six months ended June 30, 2013. The decrease in balances and yield resulted in a $669,000 or 6.2% decline in interest and fee income from loans for the six months ended June 30, 2014 compared with the same period in 2013. On a tax equivalent basis, the decrease was $666,000  or 6.1%.

Average investment security balances increased $6.4 million from $49.6 million for the six months ended June 30, 2013 to $56.0 million in the six months ended June 30, 2014. The tax-equivalent average yield on investments increased from 2.58% to 2.96% over the same respective time periods.  Interest and dividend income on security investments increased $190,000 or 33.0%, from $576,000 for the six months ended June 30, 2013 to $766,000 for the six months ended June 30, 2014. On a tax equivalent basis, the increase was $190,000 or 29.7%. Approximately $101,000 of the increase in interest income on securities was due to the receipt and recognition of past due interest on the Bank's investment in trust preferrred securities. For further discussion on trust preferred securities, see "Securities" in Note 2 of the Notes to Consolidated Financial Statements contained herein.

Interest income on deposits in other banks decreased $3,000 from $84,000 to $81,000 resulting from lower earning balances at the Federal Reserve over the first six months of 2014 compared with the same period in the prior year.

Total interest expense decreased $394,000 or 23.1% from $1.70 million for the six months ended June 30, 2013 to $1.31 million for the six months ended June 30, 2014, primarily due to the decline in interest paid on time deposits and FHLB advances.

Interest paid on deposits decreased $116,000 or 10.0% from $1.16 million for the six months ended June 30, 2013 to $1.05 million for the six months ended June 30, 2014.   Average balances on time deposits declined $23.5 million or 18.6% from $126.4 million to $102.9 million while the average rate increased from 1.38% to 1.44% from the six months ended June 30, 2013 to the six months ended June 30, 2014, resulting in $133,000 less interest expense.  Average money market accounts increased $5.9 million or 13.5% from the six months ended June 30, 2013 to the six months ended June 30, 2014 while the rate increased from 0.18% to 0.21%, resulting in $13,000 more interest expense.  Average savings account balances increased $6.5 million from the six months ended June 30, 2013 to the six months ended June 30, 2014, while their average rate was 0.14% and 0.11% over the same respective periods, resulting in a decrease of $6,000 of interest expense.  Average interest bearing checking balances increased $18.6 million from the six months ended June 30, 2013 to the six months ended June 30, 2014, while the average rate decreased from 0.23% to 0.22%, resulting in a increase of $10,000 in checking interest expense.

Interest expense on FHLB advances decreased $278,000 due to a decrease in average balances of $12.7 million and the average rate of 95 basis points from the first six months of 2013 to the first six months of 2014. Interest expense on capital securities was $99,000 for both the six months ended June 30, 2014 and 2013.

The average rate on total interest-bearing liabilities decreased from 0.75% for the six months ended June 30, 2013 to 0.59% for the six months ended June 30, 2014.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$437,660	$9,983	4.60%	$431,188	$10,659	4.98%
Tax-exempt (1)	6,942	238	6.90%	7,262	228	6.34%
Nonaccrual (2)	2,250	-	-	10,052	-	$-
Total Loans	446,852	10,221	4.61%	448,502	10,887	4.90%

Securities
Taxable	49,377	643	2.60%	42,756	453	2.12%
Tax-exempt (1)	6,615	186	5.63%	6,823	186	4.56%
Total securities	55,992	829	2.96%	49,579	639	2.58%

Deposits in banks	49,363	81	0.33%	57,051	84	0.30%
Federal funds sold	10	-	0.19%	10	-	0.16%
Total earning assets	552,217	$11,131	4.06%	555,142	$11,610	4.22%

Less: Reserve for loan losses	(7,066)			(6,399)
Cash and due from banks	5,062			5,069
Bank premises and equipment, net	19,041			14,889
Other real estate owned	2,526			1,406
Other assets	25,118			25,751
Total Assets	$596,898			$595,858

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$87,055			$85,314

Interest-bearing deposits
Checking accounts	203,675	$220	0.22%	185,097	$210	0.23%
Money market accounts	49,807	51	0.21%	43,901	38	0.18%
Savings accounts	76,414	41	0.11%	69,919	47	0.14%
Time deposits	102,877	735	1.44%	126,393	868	1.38%
Total interest-bearing deposits	432,773	1,047	0.49%	425,310	1,163	0.55%

Federal funds purchased	4	-	0.75%	3	-	0.53%
Federal Home Loan Bank advances	13,123	162	2.49%	25,837	440	3.44%
Capital securities of subsidiary trust	4,124	99	4.83%	4,124	99	4.83%
Total interest-bearing liabilities	450,024	1,308	0.59%	455,274	1,702	0.75%

Other liabilities	7,268			6,985
Shareholders' equity	52,551			48,285
Total Liabilities & Shareholders' Equity	$596,898			$595,858

Net interest spread		$9,823	3.47%		$9,908	3.47%

Interest expense as a percent of average earning assets			0.48%			0.62%
Net interest margin			3.59%			3.60%

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

	Six Months EndedJune 30, 2014 Compared to Six Months Ended June 30, 2013
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(676)	$160	$(836)
Loans; tax-exempt (1)	10	(10)	20
Securities; taxable	190	70	120
Securities; tax-exempt (1)	-	(6)	6
Deposits in banks	(3)	(11)	8
Federal funds sold	-	-	-
Total Interest Income	(479)	203	(682)

Interest Expense
Checking accounts	10	21	(11)
Money market accounts	13	5	8
Savings accounts	(6)	4	(10)
Time deposits	(133)	(161)	28
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(278)	(217)	(61)
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(394)	(348)	(46)
Net Interest Income	$(85)	$551	$(636)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was no provision for loan losses for the six months ended June 30, 2014 compared with $967,000 on for the six months ended June 30, 2013. The amount of the provision for loan loss is based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $967,000 million decrease in the provision for loan losses was primarily due to the reduction in in historical delinquency and credit loss experience trends.

OTHER INCOME
Total other income decreased by $59,000 or 1.9%  from $3.18 million for the six months ended June 30, 2013 to $3.12 million in the six months ended June 30, 2014.  The decrease in other income was primarily due to decreases in brokerage income, service charges on deposits, and other service charges during the six months ended June 30, 2014 compared with the six months ended June 30, 2013, partially offset by a $153,000 increase in trust and estate income over the same time period.

Trust and estate income increased $153,000 or 21.2% from the first six months of 2013 to the first six months ended June 30, 2014 due to increased growth of managed investment accounts.

Brokerage service revenues decreased $83,000 or 34.2% from the first six months of 2013 to the first  six months of 2014 due to more client business directed to managed investment accounts in the Bank's trust department.

Service charges on deposit accounts decreased $61,000 or 4.6% to $1.27 million for the six months ended June 30, 2014 compared to the same period one year earlier.

Other service charges, commissions and fees decreased $68,000 or 7.7% from $886,000 during the six months ended June 30, 2013 to $818,000 during the six months ended June 30, 2014. Included in other service charges, commissions, and income is ATM/debit card interchange income which totaled $578,000 and $555,000 for the first six months of 2014 and 2013, respectively. Also included is BOLI income, which was $190,000 during the six months ended June 30, 2014, compared with $199,000 one year earlier.  In addition, during the first quarter of 2014, $70,000 of annual passive losses were taken on low income housing investments, which provide current and future tax credits.

OTHER EXPENSE
Total other expense increased $167,000 or 1.7% during the six months ended June 30, 2014 compared with the six months ended June 30, 2013. The increase was primarily due to increased expenses related to salaries and benefits and occupancy expenses, partially offset by decreased legal, audit, consulting expense, the reduction in FDIC premium expense and gain on sale of OREO.

Salaries and employees' benefits increased $315,000 or 6.5% from the six months ended June 30, 2013 to the six months ended June 30, 2014 due to the same factors discussed in the three month review of operating results.

Occupancy expense increased $145,000 or 15.1%, while furniture and equipment expense increased $8,000 or 1.5%, for the year to date ended June 30, 2014 compared with the year to date ended June 30, 2013 primarily due to the opening of the new Gainesville branch office, as well as increased snow removal expenses during the first quarter of 2014.

Marketing expense decreased $7,000 or 2.4% from the six months ended June 30, 2013 to $283,000 for the six months ended June 30, 2014.

Legal, accounting and consulting expense decreased $241,000 or 37.8% from the six months ended June 30, 2013 to $397,000 for the six months ended June 30, 2014 primarily due to legal expenses experienced in 2013, but not in 2014, associated with the management and disposition of problem hospitality loans.

Data processing expense increased $58,000 or 9.0% for the six months ended June 30, 2014 compared with the same time period in 2013 due to the growth in customer accounts and transactions processed.

FDIC deposit insurance expense decreased $83,000 or 31.0% from $268,000 for the six months ended June 30, 2013  to $185,000 for the six months ended June 30, 2014 due to improvements in the qualitative factors used to calculate FDIC expense.

Loss on sale or impairment and expense on other real estate owned ("OREO") decreased $112,000 for the first half of 2014 due to a gain of $130,000 on the sale of one property.

Other operating expenses increased $84,000 or 5.5% in the six months ended June 30, 2014 compared with the six months ended June 30, 2013.

INCOME TAXES
Income tax expense was $733,000 for the six months ended June 30, 2014 and $546,000 for the six months ended June 30, 2013. The effective tax rate was 24.7% and 23.6% for the first six months of 2014 and 2013, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2014  AND DECEMBER 31, 2013
Total assets were $600.8 million at June 30, 2014 compared with $615.8 million at December 31, 2013, a decrease of 2.4% or $15.0 million. Balance sheet categories reflecting significant changes include interest-bearing deposits in other banks, securities available for sale, loans, other real estate owned, net, bank premises and equipment, net, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $53.7 million at June 30, 2014, a decrease of $11.3 million from December 31, 2013. The reduction in this account is primarily due to the decrease in deposits reducing the amount of excess liquidity in the Bank.

SECURITIES AVAILABLE FOR SALE.  Securities available for sale were $57.7 million at June 30, 2014, an increase of $4.2 million or 7.8% from December 31, 2014, primarily due to the purchase of U.S. Government securities.

LOANS.  Loans, net of allowance for loan losses, were $436.6 million at June 30, 2014, reflecting a decrease of $8.2 million from $444.7 million at December 31, 2013.

OTHER REAL ESTATE OWNED, NET. Other real estate owned, net, decreased $2.7 million to $1.4 million due to the sale of of one property, a 176 acre restaurant/inn/spa in Casanova, Virginia. The remaining OREO consists of 47 acres of undeveloped land in Opal, Virginia.

BANK PREMISIES AND EQUIPMENT, NET. Bank premises and equipment, net, increased $4.7 million due to the purchase of an existing branch property in Manassas, Virginia and building of a new branch office in Gainesville, Virginia.

DEPOSITS. For the six months ended June 30, 2014, total deposits decreased by $17.5 million or 3.2% when compared with total deposits at December 31, 2013. Non-interest-bearing deposits increased $1.4 million to $89.8, while interest-bearing deposits decreased by $18.8 million to $433.0 million at June 30, 2014 from December 31, 2013. Included in interest-bearing deposits at June 30, 2014 and December 31, 2013 were $7.3 million and $15.6 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $7.3 million in brokered deposits, $2.9 million represent deposits of Bank customers, exchanged through the CDARS' network.  With the CDARS' program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The decrease in the Bank's interest-bearing deposits during the first six months of 2014 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank's funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2014 and beyond through the expansion of its branch network, as well as by offering value-added interest checking and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $4.8 million or 0.81% of total assets at June 30, 2014, compared with $7.6 million or 1.23% of total assets at December 31, 2013, and $8.2 million or 1.39% of total assets at June 30, 2013. Included in non-performing assets at June 30, 2014 were $1.2 million of non-performing pooled trust preferred bonds at market value, $1.4 million of OREO and $2.2 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.50% at June 30, 2014, as compared with 0.48% and 1.51% at December 31, 2013 and June 30, 2013, respectfully.

Student loans that were past due 90 days or more and still accruing interest totaled $2.9 million at June 30, 2014, $7.9 million at December 31, 2013 and $3.2 million at June 30, 2013.  These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  Other loans that were past due 90 days or more and still accruing interest totaled $1,000  at June 30, 2014, compared with $506,000 on December 31, 2013 and $355,000 at June 30, 2013.  During the quarter ended June 30, 2014, there were two loans newly identified as troubled debt restructurings ("TDRs").  At the end of the quarter, 15 TDRs, totaling $9.5 million, were in the loan portfolio.  Eleven of the loans, totaling $8.3 million, were on accrual status and performing in accordance with the modified terms. The remaining four loans, totaling $1.2 million, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At June 30, 2014, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities exceeded 5% of total gross loans. The largest industry concentration of loans and loan commitments at June 30, 2014 was approximately $13.3 million of loans to customers in the childcare industry, or 3.0% of total gross loans.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for commercial construction and land loans and (b) 300% for permanent investor commercial real estate loans. As of June 30, 2014, commercial construction and land loans were $29.2 million or 48.2% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $129.4 million or 213.7% of the concentration guideline.

CONTRACTUAL OBLIGATIONS
As of June 30, 2014, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of June 30, 2014, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At June 30, 2014 and December 31, 2013, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Risk Based Capital Ratios

	June 30, 2014	December 31, 2013
(Dollars in thousands)
Tier 1 Capital:
Shareholders' Equity	$53,504	$51,227

Plus: Unrealized loss on securities available for sale, net	33	847
Less: Unrealized loss on equity securities, net	-	-
Plus: Accumulated net loss on hedges	146	94
Plus: Company-obligated mandatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	57,683	56,168

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,251	5,303

Total Capital:	$62,934	$61,471

Risk Weighted Assets:	$418,589	$422,885

Regulatory Capital Ratios:
Leverage Ratio	9.65%	9.24%
Tier 1 to Risk Weighted Assets	13.78%	13.28%
Total Capital to Risk Weighted Assets	15.03%	14.54%

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

CAPITAL RESOURCES AND LIQUIDITY
Shareholders' equity totaled $53.5 million at June 30, 2014 compared with $51.2 million at December 31, 2013 and $48.1 million at June 30, 2013. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  On January 16, 2014, the Company's Board of Directors authorized the Company to repurchase up to 111,400 shares (3% of common stock outstanding on January 1, 2014) beginning January 1, 2014 and continuing until the next Board reset.  No shares were repurchased during the six months ended June 30, 2014. Accumulated other comprehensive income/loss was an unrealized loss, net of tax benefit, of $179,000 at June 30, 2014 compared with an unrealized loss, net of tax benefit, of $941,000 at December 31, 2013 and $2.3 million at June 30, 2013.

As discussed in "Company-Obligated Mandatorily Redeemable Capital Securities" in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of June 30, 2014, the appropriate regulatory authorities have categorized the Company and the Bank as "well capitalized."

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $58.9 million at June 30, 2014 compared with $71.1 million at December 31, 2013. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $13.9 million was unpledged and readily salable at June 30, 2014. Furthermore, the Bank has an available line of credit with the FHLB with a borrowing limit of approximately $142.8 million at June 30, 2014 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $57.1 million. At June 30, 2014, $13.1 million of the FHLB line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2014 and December 31, 2013. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$57,100	$-	$57,100	$57,326	$-	$57,326
Federal Home Loan Bank advances	142,762	13,107	129,655	124,113	13,139	110,974
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			28,476			37,967
Securities, available for sale and unpledged at fair value			13,851			13,445
Total short-term funding sources			$229,082			$219,712

Uses:
Unfunded loan commitments and lending lines of credit			$81,806			$70,762
Letters of credit			4,657			7,515
Total potential short-term funding uses			$86,463			$78,277

Ratio of short-term funding sources to potential short-term funding uses			264.9%			280.7%

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2014, the Company's Board of Directors authorized the Company to repurchase up to 111,400 shares (3% of common stock outstanding on January 1, 2014) beginning January 1, 2014 and continuing until the next Board reset.  No shares were repurchased during the three month period ended June 30, 2014.

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

101.00
The following materials from the Company's Form 10-Q Report for the quarterly period ended June 30, 2014, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income (4) Consolidated Statements of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  August 14, 2014

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: August 14, 2014