Form 10-Q
period 2014-09-30
FAUQUIER BANKSHARES, INC.
filed 2014-11-13
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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
Yes ☐ No ☒

The registrant had 3,730,877 shares of common stock outstanding as of November 7, 2014.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION
ITEM 1.                            FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,213	$6,120
Interest-bearing deposits in other banks	46,932	64,997
Federal funds sold	12	9
Securities available for sale	55,202	53,571
Restricted investments	1,294	1,462
Loans	437,873	451,377
Allowance for loan losses	(6,595)	(6,667)
Net loans	431,278	444,710
Bank premises and equipment, net	21,124	15,373
Accrued interest receivable	1,440	1,568
Other real estate owned, net of allowance	1,406	4,085
Bank-owned life insurance	12,365	12,433
Other assets	11,934	11,446
Total assets	$588,200	$615,774

Liabilities
Deposits:
Noninterest-bearing	$88,796	$88,423
Interest-bearing:
Checking	201,807	222,507
Savings and money market accounts	124,607	120,457
Time deposits	92,609	108,817
Total interest-bearing	419,023	451,781
Total deposits	507,819	540,204

Federal Home Loan Bank advances	13,092	13,139
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	8,605	7,080
Total liabilities	533,640	564,547

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2014: 3,730,877 shares including 34,965 non-vested shares; 2013: 3,713,342 shares including 34,109 non-vested shares	11,568	11,516
Retained earnings	43,128	40,652
Accumulated other comprehensive (loss), net	(136)	(941)
Total shareholders' equity	54,560	51,227
Total liabilities and shareholders' equity	$588,200	$615,774

See accompanying Notes to Consolidated Financial Statements.

 Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2014 and 2013

(In thousands, except per share data)	2014	2013
Interest Income
Interest and fees on loans	$5,114	$5,490
Interest and dividends on securities available for sale:
Taxable interest income	275	221
Interest income exempt from federal income taxes	61	62
Dividends	31	30
Interest on deposits in other banks	45	38
Total interest income	5,526	5,841

Interest Expense
Interest on deposits	502	556
Interest on Federal Home Loan Bank advances	83	83
Distribution on capital securities of subsidiary trusts	50	50
Total interest expense	635	689

Net interest income	4,891	5,152

Provision for loan losses	-	333

Net interest income after provision for loan losses	4,891	4,819

Other Income
Trust and estate income	473	364
Brokerage income	83	83
Service charges on deposit accounts	662	765
Other service charges, commissions and income	712	477
Total other income	1,930	1,689

Other Expenses
Salaries and benefits	2,677	2,302
Occupancy expense of premises	560	492
Furniture and equipment	264	249
Marketing expense	151	162
Legal, audit and consulting expense	235	314
Data processing expense	367	349
Federal Deposit Insurance Corporation expense	94	120
Other operating expenses	673	938
Total other expenses	5,021	4,926

Income before income taxes	1,800	1,582

Income tax expense	378	418

Net Income	$1,422	$1,164

Earnings per Share, basic	$0.38	$0.31

Earnings per Share, assuming dilution	$0.38	$0.31

Dividends per Share	$0.12	$0.12
See accompanying Notes to Consolidated Financial Statements.

 Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the  Nine Months September 30, 2014 and 2013
(In thousands, except per share data)	2014	2013
Interest Income
Interest and fees on loans	$15,254	$16,300
Interest and dividends on securities available for sale:
Taxable interest income	875	637
Interest income exempt from federal income taxes	184	184
Dividends	74	66
Interest on deposits in other banks	126	123
Total interest income	16,513	17,310

Interest Expense
Interest on deposits	1,549	1,719
Interest on Federal Home Loan Bank advances	245	523
Distribution on capital securities of subsidiary trusts	149	149
Total interest expense	1,943	2,391

Net interest income	14,570	14,919

Provision for loan losses	-	1,300

Net interest income after provision for loan losses	14,570	13,619

Other Income
Trust and estate income	1,349	1,087
Brokerage income	243	326
Service charges on deposit accounts	1,928	2,092
Other service charges, commissions and income	1,530	1,364
Total other income	5,050	4,869

Other Expenses
Salaries and benefits	7,804	7,114
Occupancy expense of premises	1,665	1,453
Furniture and equipment	800	777
Marketing expense	434	452
Legal, audit and consulting expense	632	952
Data processing expense	1,072	996
Federal Deposit Insurance Corporation expense	279	388
Loss (gain) on sale or impairment and expense of other real estate owned, net	(103)	9
Other operating expenses	2,272	2,453
Total other expenses	14,855	14,594

Income before income taxes	4,765	3,894

Income tax expense	1,111	964

Net Income	$3,654	$2,930

Earnings per Share, basic	$0.98	$0.79

Earnings per Share, assuming dilution	$0.98	$0.79

Dividends per Share	$0.36	$0.36
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended September 30, 2014 and 2013

(In thousands)	2014	2013
Net Income	$1,422	$1,164
Other comprehensive income, net of tax:
Interest rate swap, net of tax effect of $(15) in 2014 and $0 in 2013	29	-
Change in fair value of securities available for sale net of tax effect of $(7) in 2014 and $(14) in 2013	14	28
Total other comprehensive income, net of tax effect of $(22) in 2014 and $(14) in 2013	43	28
Comprehensive Income	$1,465	$1,192

For the Nine Months Ended September 30, 2014 and 2013

(In thousands)	2014	2013
Net Income	$3,654	$2,930
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $11 in 2014 and $(86) in 2013	(22)	166
Change in fair value of securities available for sale net of tax effect of $(426) in 2014 and $377 in 2013	827	(732)
Total other comprehensive income (loss), net of tax effect of $(415) in 2014 and $291 in 2013	805	(566)
Comprehensive Income	$4,459	$2,364

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2014 and 2013

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$11,467	$37,993	$(1,712)	$47,748
Net income		2,930		2,930
Other comprehensive (loss) net of tax effect of $291			(566)	(566)
Cash dividends ($.36 per share)		(1,337)		(1,337)
Amortization of unearned compensation, restricted stock awards		111		111
Issuance of common stock - non-vested shares (9,784 shares)	31	(31)		-
Issuance of common stock - vested shares (5,712 shares)	18	50		68
Tax effect of restricted stock grant		(69)		(69)
Balance, September 30, 2013	$11,516	$39,647	$(2,278)	$48,885

Balance, December 31, 2013	$11,516	$40,652	$(941)	$51,227
Net income		3,654		3,654
Other comprehensive income net of tax effect of $(415)			805	805
Cash dividends ($.36 per share)		(1,343)		(1,343)
Amortization of unearned compensation, restricted stock awards		113		113
Issuance of common stock - non-vested shares (10,570 shares)	30	(30)		-
Issuance of common stock - vested shares (6,965 shares)	22	82		104
Balance, September 30, 2014	$11,568	$43,128	$(136)	$54,560

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2014 and 2013
(In thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$3,654	$2,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	911	832
Loss on disposal of obsolete assets	-	11
Provision for loan losses	-	1,300
(Gain) on sale of other real estate owned	(130)	-
(Gain) loss on interest rate swaps	44	(38)
Amortization of security premiums, net	40	47
Amortization of unearned compensation, net of forfeiture	206	175
Tax effect of vested stock grant	-	(69)
Changes in assets and liabilities:
(Increase) decrease in other assets	(764)	127
Increase in other liabilities	1,333	734
Net cash provided by operating activities	5,294	6,049

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	8,027	13,625
Purchase of securities available for sale	(8,445)	(16,789)
Purchase of premises and equipment	(6,662)	(913)
Redemptions restricted securities	168	875
Net (increase) decrease in loans	13,511	(4,977)
Proceeds from sale of other real estate owned	2,809	-
Net cash provided by (used in) investing activities	9,408	(8,179)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(16,177)	23,665
Net (decrease) in certificates of deposit	(16,208)	(15,996)
Decrease in FHLB advances	(47)	(15,045)
Cash dividends paid on common stock	(1,343)	(1,337)
Issuance of common stock	104	68
Net cash (used in) financing activities	(33,671)	(8,645)

(Decrease) in cash and cash equivalents	(18,969)	(10,775)

Cash and Cash Equivalents
Beginning	71,126	64,435

Ending	$52,157	$53,660

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,954	$2,480

Income taxes	$966	$11

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax effect	$827	$(732)
Unrealized gain (loss) on interest rate swap, net of taxes	$(22)	$166

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.                          General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiaries: The Fauquier Bank ("the Bank") and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2014 and December 31, 2013 and the results of operations for the three and nine months ended September 30, 2014 and 2013.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year or any other interim period.

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

In June 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606." This ASU applies to any entity using generally accepted accounting principles in the United States ("GAAP") that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", most industry-specific guidance, and some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts". The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures."  This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted.  The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in "Compensation – Stock Compensation (Topic 718)", should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis.  The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure."  The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure.  The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04.  The Company is currently assessing the impact that ASU 2014-14 will have on its (consolidated) financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern."  This update is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period.  If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-15 to have a material impact on its (consolidated) financial statements.

Note 2.                          Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	September 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$44,515	$346	$(311)	$44,550
Obligations of states and political subdivisions	6,777	414	-	7,191
Corporate bonds	3,579	28	(507)	3,100
Mutual funds	360	1	-	361
	$55,231	$789	$(818)	$55,202

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$44,193	$287	$(543)	$43,937
Obligations of states and political subdivisions	6,781	261	(7)	7,035
Corporate bonds	3,524	-	(1,274)	2,250
Mutual funds	354	-	(5)	349
	$54,852	$548	$(1,829)	$53,571

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2014
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$238	$240
Due after one year through five years	9,361	9,369
Due after five years through ten years	12,080	12,498
Due after ten years	33,192	32,734
Equity securities	360	361
	$55,231	$55,202

There were no impairment losses on securities during the three and nine months ended September 30, 2014 and 2013.

During the nine months ended September 30, 2014, no securities were sold, and three securities totaling a fair value of $4.6 million were called or matured.  Over the same period, seven securities totalling $8.4 million were purchased.  During the nine months ended September 30, 2013, no securities were sold, and six securities totaling a fair value of $7.0 million were called or matured.  Over the same period, 14 securities totalling $16.8 million were purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$10,318	$(60)	$14,420	$(251)	$24,738	$(311)
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds	-	-	2,988	(507)	2,988	(507)
Mutual funds	-	-	-	-	-	-
Total temporary impaired securities	$10,318	$(60)	$17,408	$(758)	$27,726	$(818)
(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$27,557	$(543)	$-	$-	$27,557	$(543)
Obligations of states and political subdivisions	1,001	(7)	-	-	1,001	(7)
Corporate bonds	-	-	3,524	(1,274)	3,524	(1,274)
Mutual funds	354	(5)	-	-	354	(5)
Total temporary impaired securities	$28,912	$(555)	$3,524	$(1,274)	$32,436	$(1,829)

The nature of securities which were temporarily impaired for a continuous twelve month period or more at September 30, 2014 consisted of three corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI")  totaling $3.6 million and a temporary loss of approximately $479,000. Beginning December 31, 2013, the value of these bonds is based on quoted market prices for similar assets.  These three corporate bonds are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 61 different financial institutions per bond. They have an estimated maturity of 20 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all three bonds.  The bonds reprice every three months at a fixed rate index above the three-month LIBOR.  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of September 30, 2014.  The bonds, totaling $3.1 million at fair value, are projected to repay the full outstanding interest and principal and are now classified as performing corporate bond investments.  During the quarter ended September 30, 2014, $38,000 of interest income was received and recorded, of which $23,000 represented deferred interest from prior periods.

Additional information regarding each of the pooled trust preferred securities as of September 30, 2014 follows:
(Dollars in thousands)
Cost, net of OTTI loss	Fair Value(1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (2)	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss (Income), net of tax benefit

$1,629	$1,240	78.7%	4.7%	16.6%	8%	$329	257
1,359	1,240	72.6%	16.8%	10.6%	6%	641	78
591	620	79.2%	11.1%	9.7%	3%	408	(18)
$3,579	$3,100					$1,378	317

(1)	Current Moody's Ratings range from C to Caa3.
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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2013	$1,433
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(55)
Ending balance as of September 30, 2014	$1,378

The carrying value of securities pledged to secure deposits and for other purposes amounted to $42.0 million and $37.5 million at September 30, 2014 and December 31, 2013, respectively.

Note 3.	Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Nine Months Ended September 30, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667
Charge-offs	(91)	-	-	(12)	(126)	-	-	-	(229)
Recoveries	82	-	65	4	-	3	3	-	157
Provision	(366)	(31)	413	4	11	13	(330)	286	-
Ending balance at 9/30/2014	$589	$2,289	$890	$14	$81	$1,277	$987	$468	$6,595

Ending balances individually evaluated for impairment	$237	$1,085	$783	$-	$-	$388	$-	$-	$2,493

Ending balances collectively evaluated for impairment	$352	$1,204	$107	$14	$81	$889	$987	$468	$4,102

Loans Receivable
Individually evaluated for impairment	$407	$4,833	$3,946	$-	$-	$2,452	$70		$11,708
Collectively evaluated for impairment	24,169	159,151	33,407	3,576	22,113	139,841	43,908		426,165
Ending balance at 9/30/2014	$24,576	$163,984	$37,353	$3,576	$22,113	$142,293	$43,978		$437,873

	As of and for the Year Ended December 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258
Charge-offs	(257)	(686)	-	(104)	-	(284)	(174)	-	(1,505)
Recoveries	76	-	-	25	-	2	11	-	114
Provision	213	1,321	10	57	196	(148)	141	10	1,800
Ending balance at 12/31/2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667

Ending balances individually evaluated for impairment	$211	$505	$321	$-	$-	$276	$-	$-	$1,313

Ending balances collectively evaluated for impairment	$753	$1,815	$91	$18	$196	$985	$1,314	$182	$5,354

Loans Receivable
Individually evaluated for impairment	$477	$4,177	$3,980	$-	$-	$2,100	$70		$10,804
Collectively evaluated for impairment	24,269	172,143	28,827	3,810	27,962	140,156	43,406		440,573
Ending balance at 12/31/2013	$24,746	$176,320	$32,807	$3,810	$27,962	$142,256	$43,476		$451,377

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

Credit Quality Indicators

	As of September 30, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,911	$150,093	$33,410	$3,454	$22,113	$129,951	$38,702	$399,634
Special mention	774	3,820	-	118	-	2,723	2,739	10,174
Substandard	1,891	10,071	3,943	4	-	9,561	2,537	28,007
Doubtful	-	-	-	-	-	58	-	58
Loss	-	-	-	-	-	-	-	-
Total	$24,576	$163,984	$37,353	$3,576	$22,113	$142,293	$43,978	$437,873

	As of December 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,524	$153,940	$28,827	$3,803	$27,962	$129,677	$39,654	$405,387
Special mention	551	9,888	-	-	-	2,282	1,051	13,772
Substandard	2,498	12,492	3,980	7	-	9,623	2,771	31,371
Doubtful	173	-	-	-	-	674	-	847
Loss	-	-	-	-	-	-	-	-
Total	$24,746	$176,320	$32,807	$3,810	$27,962	$142,256	$43,476	$451,377

Age Analysis of Past Due Loans Receivable

	As of September 30, 2014
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$170	$-	$25	$195	$24,381	$24,576	$-	$263
Commercial real estate	517	-	106	623	163,361	163,984	-	106
Construction and land	-	148	3	151	37,202	37,353	-	-
Consumer	-	5	-	5	3,571	3,576	-	-
Student (U.S. Government guaranteed)	1,851	1,018	4,059	6,928	15,185	22,113	4,059	-
Residential real estate	471	880	799	2,150	140,143	142,293	-	1,864
Home equity line of credit	169	315	-	484	43,494	43,978	-	-
Total	$3,178	$2,366	$4,992	$10,536	$427,337	$437,873	$4,059	$2,233

	As of December 31, 2013
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$409	$69	$161	$639	$24,107	$24,746	$-	$379
Commercial real estate	426	-	442	868	175,452	176,320	-	442
Construction and land	5	-	338	343	32,464	32,807	338	-
Consumer	18	-	-	18	3,792	3,810	-	-
Student (U.S. Government guaranteed)	2,851	761	7,917	11,529	16,433	27,962	7,917	-
Residential real estate	-	738	780	1,518	140,738	142,256	168	1,363
Home equity line of credit	497	-	-	497	42,979	43,476	-	-
Total	$4,206	$1,568	$9,638	$15,412	$435,965	$451,377	$8,423	$2,184

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012.  The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  At September 30, 2014, $4.1 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	September 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$26	$50	$-	$36	$-
Commercial real estate	106	106	-	106	4
Construction and land	1,182	1,182	-	1,186	46
Student (U.S. Govenment guaranteed)	-	-	-	-	-
Residential real estate	1,351	1,495	-	1,389	20
Home equity line of credit	70	70	-	70	2
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$381	$503	$237	$429	$7
Commercial real estate	4,727	4,727	1,085	4,728	180
Construction and land	2,764	2,764	783	2,775	96
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,101	1,103	388	1,137	18
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$407	$553	$237	$465	$7
Commercial real estate	4,833	4,833	1,085	4,834	184
Construction and land	3,946	3,946	783	3,961	142
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	2,452	2,598	388	2,526	38
Home equity line of credit	70	70	-	70	2
Consumer	-	-	-	-	-
Total	$11,708	$12,000	$2,493	$11,856	$373
	December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$156	$176	$-	$175	$4
Commercial real estate	2,182	2,182	-	2,197	88
Construction and land	1,984	1,984	-	2,011	99
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,188	1,286	-	1,236	17
Home equity line of credit	70	70	-	69	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$321	$365	$211	$340	$2
Commercial real estate	1,995	2,009	505	2,002	92
Construction and land	1,996	1,996	321	1,998	88
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	912	912	276	940	16
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$477	$541	$211	$515	$6
Commercial real estate	4,177	4,191	505	4,199	180
Construction and land	3,980	3,980	321	4,009	187
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	2,100	2,198	276	2,176	33
Home equity line of credit	70	70	-	69	-
Consumer	-	-	-	-	-
Total	$10,804	$10,980	$1,313	$10,968	$406

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

At September 30, 2014, there were $6.7 million of commercial loans classified as substandard which were deemed not to be impaired because borrowers continue to abide by the terms of their original loan agreements and are substandard based on their industry or changes in their cash flow that have not yet resulted in past dues. Impaired loans totaled $11.7 million at September 30, 2014, representing an increase of $904,000 from December 31, 2013.  The change was due primarily to the addition of seven loans totaling $4.0 million, which were partially offset by loans that were either paid or charged off.  Approximately $11.3 million of loans classified as impaired at September 30, 2014 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

The following tables represent loans modified in a troubled debt restructuring ("TDRs") and defaults on TDRs occurring within 12 months of modification during the three and nine months ended September 30, 2014.

Troubled Debt Restructurings

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	-	$-	$-	2	$292	$94
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	1	1,673	1,673
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted						-
Commercial and industrial	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	2	$198	$198	2	$292	$94
Commercial real estate	-	-	-	2	2,010	2,010
Construction and land	-	-	-	2	2,481	2,481
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	1	300	300
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	-	-	-	1	237	237
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

During the quarter ended September 30, 2014, there were no loans modified and deemed TDRs.  At the end of the quarter, 15 TDRs, totaling $9.4 million, were in the portfolio.  Eleven of the loans, totaling $8.3 million, were on accrual status and performing in accordance with the modified terms. The remaining four loans, totaling $1.1 million, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

 Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Non-accrual loans	$2,233	$2,184	$5,060
Other real estate owned	1,406	4,085	1,406
Non-performing corporate bond investments, at fair value	-	1,300	128
Total non-performing assets	3,639	7,569	6,594
Restructured loans still accruing	8,323	8,613	8,564
Student loans (U.S. Government guaranteed) past due 90 days or more and still accruing	4,059	7,917	3,629
Loans past due 90 or more days and still accruing	-	506	1
Total non-performing and other risk assets	$16,021	$24,605	$18,788

Allowance for loan losses to total loans	1.51%	1.48%	1.42%
Non-accrual loans to total loans	0.51%	0.48%	1.11%
Allowance for loan losses to non-accrual loans	295.34%	305.27%	128.08%
Total non-accrual loans and restructured loans still accruing to total loans	2.41%	2.39%	2.99%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	62.48%	61.75%	47.57%
Total non-performing assets to total assets	0.62%	1.23%	1.11%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at September 30, 2014 and December 31, 2013 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70%, repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036, and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $30,000 for each of the three months ended September 30, 2014 and 2013.  The interest expense on the interest rate swap was $90,000 and $89,000 for the nine months ended September 30, 2014 and 2013, respectively.  The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2022.  The Company receives interest monthly at the rate equivalent to one month LIBOR, plus a spread repricing on the same date as the loans, and pays interest at fixed rates.   The interest expense on the interest rate swaps was $27,000 for each of the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended both September 30, 2014 and 2013, the interest expense was $81,000, and is recorded in loan interest income. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $900,000 at September 30, 2014.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements for September 30, 2014 and December 31, 2013 are as follows:

(In thousands)	September 30, 2014
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(256)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,126	(33)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	2,004	(32)	Other Liabilities	8/15/2021
Interest rate swap-10 year fair value	1,006	37	Other Assets	9/26/2022

	September 30, 2014
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(22)	Not applicable	$-

(In thousands)	September 30, 2014
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(44)

(In thousands)	December 31, 2013
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-10 year cash flow	$4,000	$(223)	Other Liabilities	9/15/2020
Interest rate swap-10 year fair value	2,161	13	Other Assets	8/15/2021
Interest rate swap-10 year fair value	2,037	11	Other Assets	8/15/2021
Interest rate swap-10 year fair value	1,025	72	Other Assets	9/26/2022

	December 31, 2013
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$214	Not applicable	$-

(In thousands)	December 31, 2013
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest Income	$51

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock for the periods indicated.

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,730,877	$0.38	3,713,342	$0.31
Effect of dilutive securities, stock-based awards	20,439		18,546
Diluted earnings per share	3,751,316	$0.38	3,731,888	$0.31

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,727,453	$0.98	3,709,945	$0.79
Effect of dilutive securities, stock-based awards	17,422		15,572
Diluted earnings per share	3,744,875	$0.98	3,725,517	$0.79

Note 7.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company's Stock Incentive Plan (the "Plan"), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  The Company did not grant stock options during the nine months ended September 30, 2014 and there were no options outstanding at September 30, 2014.

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

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the above-described incentive plans: 10,570 shares and 12,470 shares of non-vested restricted stock to executive officers, and 4,050 shares and 5,712 shares of vested restricted stock to non-employee directors on February 20, 2014 and February 21, 2013, respectively.  The compensation expense for these non-vested shares is recognized over a period of three years, and was $38,000 and $36,000, net of forfeiture, for the three months ended September 30, 2014 and 2013 and $113,000 and $111,000 for the nine months ended September 30, 2014 and 2013, respectively. As of  September 30, 2014, there was $212,000 of total unrecognized compensation cost related to these non-vested shares, which will be recorded in conjunction with the vesting periods over the remaining 27 months. Compensation expense for the non-employee director shares is recognized at the date the shares are granted and during the three months ended September 30, 2014 and 2013, none was recognized.  For the nine months ended September 30, 2014 and 2013, $64,000 and $68,000 was recognized, respectively.

 A summary of the status of the Company's non-vested restricted shares granted under the above-described plans is presented below:

	Nine Months Ended September 30, 2014
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2014	34,109	$12.65

Granted	14,620	15.70
Vested	(13,764)	14.73
Forfeited	-
Non-vested at September 30, 2014	34,965	$13.11

The Company granted performance-based stock rights relating to 10,746 and 12,470 shares to certain officers on February 20, 2014, and February 21, 2013, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  The compensation expense for performance-based stock rights totaled $36,000 and $22,000 for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, compensation expense was $93,000 and $64,000, respectively.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Nine Months Ended September 30, 2014
	Performance Based Stock Rights (Shares)	Weighted Average Fair Value

Non-vested at January 1, 2014	34,109	$12.65

Granted	10,746	15.69
Vested	(9,714)	14.30
Forfeited	-
Non-vested at September 30, 2014	35,141	$13.12

Note 8.	Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering employees who have completed three months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company's 401(k) expenses for the three months ended September 30, 2014 and 2013 were $183,000 and $161,000, respectively.  For the nine months ended September 30, 2014, and 2013, 401(k) expenses were $527,000 and $502,000, respectively

The Company also maintains a Director Deferred Compensation Plan ("Deferred Compensation Plan").  This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company's common stock at the fair market value on the date of deferral.  The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock.  In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company's common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares.  Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.  There are no directors currently participating in the Deferred Compensation Plan.

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  For the three months ended September 30, 2014 and 2013, deferred compensation expense was $8,000 and $9,000, respectively. For the nine months ended September 30, 2014 and 2013, compensation expense was $28,000 and $25,000, respectively.

Concurrent with the establishment of the deferred compensation plan for the former employee, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the plan.  Income on these life insurance policies amounted to $8,000 for each of  the three months, and $24,000 and $22,000 for the nine months, ended September 30, 2014 and 2013, respectively.  The Company has recorded other assets of $1.2 million representing cash surrender value of these policies at both September 30, 2014 and December 31, 2013.

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

Level 1 –Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 –Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2014:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$44,550	$-	$44,550	$-
Obligations of states and political subdivisions	7,191	-	7,191	-
Corporate bonds	3,100	-	3,100	-
Mutual funds	361	361	-	-
Total available for sale securities	55,202	361	54,841	-

Interest rate swaps	37	-	37	-
Total assets at fair value	$55,239	$361	$54,878	$-

Liabilities at September 30, 2014:
Interest rate swaps	$321	$-	$321	$-
Total liabilities at fair value	$321	$-	$321	$-

Assets at December 31, 2013:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$43,937	$-	$43,937	$-
Obligations of states and political subdivisions	7,035	-	7,035	-
Corporate bonds	2,250	-	2,250	-
Mutual funds	349	349	-	-
Total available-for sale securities	53,571	349	53,222	-

Interest rate swaps	96	-	96	-
Total assets at fair value	$53,667	$349	$53,318	$-

Liabilities at December 31, 2013:
Interest rate swaps	$223	$-	$223	$-
Total liabilities at fair value	$223	$-	$223	$-

Change in Level 3 Fair Value

There were no Level 3 assets measured at estimated fair value on a recurring basis as of September 30, 2014.  The changes in Level 3 assets measured at estimated fair value on a recurring basis during the year ended December 31, 2013 were as follows:

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

 The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with an impaired loan can be based on either the observable market price of the loan or the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At September 30, 2014, the Company's Level 3 loans for which a reserve has been taken, consisted of four loans totaling $301,000 secured by business assets and inventory with a reserve of $204,000, and two loans totaling $388,000 secured by real estate with a reserve of $374,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.4 million and $4.1 million at September 30, 2014 and December 31, 2013, respectively.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013
	Carrying Value at September 30, 2014
	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$6,480	$-	$6,369	$111
Other real estate owned, net	1,406	-	1,406	-

	Carrying Value at December 31, 2013
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,911	$-	$3,748	$163
Other real estate owned, net	4,085	-	4,085	-

The following table displays quantitative information about Level 3 Fair Value Measurements at September 30, 2014.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Impaired loans	$111	Appraised values	Age of appraisal, current market conditons, experience within local market, and U.S. Government guarantees	84%
Total	$111

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

Securities:  For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.  For other securities held as investments, fair value equals quoted market price, if available.  If a quoted market price is not available, fair values are based on quoted market prices for similar securities. Restricted securities are carried at cost based on redemption provisions of the issuers.  See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion on determining fair value for pooled trust preferred securities.

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

At September 30, 2014 and December 31, 2013, the fair values of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at September 30, 2014
(In thousands)	Carrying Value as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of September 30, 2014
Assets
Cash and short-term investments	$52,157	$52,186	$-	$-	$52,186
Securities available for sale	55,202	361	54,841	-	55,202
Restricted investments	1,294	-	1,294	-	1,294
Net loans	431,278	-	430,525	111	430,636
Accrued interest receivable	1,440	-	1,440	-	1,440
Interest rate swaps	37	-	37	-	37
BOLI	12,365	-	12,365	-	12,365
Total financial assets	$553,773	$52,547	$500,502	$111	$553,160

Liabilities
Deposits	$507,819	$-	$508,561	$-	$508,561
Borrowings	13,092	-	13,011	-	13,011
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	208	-	208	-	208
Interest rate swaps	321	-	321	-	321
Total financial liabilities	$525,564	$-	$526,218	$-	$526,218

	Fair Value Measurements at December 31, 2013
(In thousands)	Carrying Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
Assets
Cash and short-term investments	$71,126	$71,197	$-	$-	$71,197
Securities available for sale	53,571	349	53,222	-	53,571
Restricted investments	1,462	-	1,462	-	1,462
Net Loans	444,710	-	444,587	163	444,750
Accrued interest receivable	1,568	-	1,568	-	1,568
Interest rate swaps	96	-	96	-	96
BOLI	12,433	-	12,433	-	12,433
Total financial assets	$584,966	$71,546	$513,368	$163	$585,077

Liabilities
Deposits	$540,204	$-	$541,496	$-	$541,496
Borrowings	13,139	-	12,833	-	12,833
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	219	-	219	-	219
Interest rate swaps	223	-	223	-	223
Total financial liabilities	$557,909	$-	$558,888	$-	$558,888

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

Note 10.                               Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available for Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2013	$(147)	$(847)	$53	$(941)
Other comprehensive income (loss) before reclassifications	(22)	827	-	805
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	(22)	827	-	805
Balance September 30, 2014	$(169)	$(20)	$53	$(136)

Balance December 31, 2012	$(361)	$(1,398)	$47	$(1,712)
Other comprehensive income (loss) before reclassifications	166	(732)	-	(566)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	166	(732)	-	(566)
Balance September 30, 2013	$(195)	$(2,130)	$47	$(2,278)

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,730,877 shares of common stock, par value $3.13 per share, held by approximately 372 holders of record at the close of business on September 30, 2014.  The Bank has 11 full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville, and as of October 1, 2014.  Centreville Road-Manassas. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

As of September 30, 2014, the Company had total consolidated assets of $588.2 million, total loans net of allowance for loan losses of $431.3 million, total consolidated deposits of $507.8 million, and total consolidated shareholders' equity of $54.6 million.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on three basic principles of accounting: (i) Accounting Standards Codification ("ASC") 450 "Contingencies" which requires that losses be accrued when they are probable of occurring and estimable, (ii) ASC 310 "Receivables" which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," which requires adequate documentation to support the allowance for loan losses estimate.

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

Net income of $1.42 million for the third quarter of 2014 was a 22.2% increase from the net income for the third quarter of 2013 of $1.16 million.  Loans, net of reserve, totaling $431.3 million at September 30, 2014, decreased 3.0% when compared with December 31, 2013, and decreased 3.8% when compared with September 30, 2013.  Deposits, totaling $507.8 million at September 30, 2014, decreased 6.0% when compared with December 31, 2013, and decreased 2.9% when compared with September 30, 2013.  Assets under WMS management, totaling $427.9 million in market value at September 30, 2014, increased 9.8 % from December 31, 2013 and 21.3 % from September 30, 2013.

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

The Bank's non-performing assets totaled $3.6 million or 0.62% of total assets at September 30, 2014, as compared with $7.6 million or 1.23% of total assets at December 31, 2013, and $6.6 million or 1.11% of total assets at September 30, 2013. Nonaccrual loans totaled $2.2 million or 0.51% of total loans at September 30, 2014 compared with $2.2 million or 0.48% of total loans at December 31, 2013, and $5.1 million or 1.11% of total loans at September 30, 2013. There was no provision for loan losses for the first nine months of 2014 compared with $1.30 million for the first nine months of 2013. The significant decrease in the provision for loan losses was due to the reduction in historical delinquency and credit loss experience trends offset somewhat by an increase in specific reserves required for certain impaired loans.  During the nine months ended September 30, 2014, there were net charge-offs of $72,000 or 0.02% of total average loans compared with net charge-offs of $1.08 million or 0.24% of total average loans for the same nine months of 2013. Total allowance for loan losses was $6.6 million or 1.51% of total loans at September 30, 2014 compared with $6.7 million or 1.48% of loans at December 31, 2013 and $6.5 million or 1.42% of loans at September 30, 2013.  The increase in the allowance percentage from December 31, 2013 to September 30, 2014 was due primarily to an increase in the related allowance required for loans individually evaluated for impairment of $1.2 million and an increase in the unallocated component of the allowance for loan losses of $286,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NET INCOME
Net income of $1.42 million for the quarter ended September 30, 2014 was a 22.2% increase from the net income for the quarter ended September 30, 2013 of $1.16 million.   Earnings per share on a fully diluted basis were $0.38 for the third quarter of 2014 compared with $0.31 for the third quarter of 2013. Profitability as measured by return on average assets increased from 0.78% in the third quarter of 2013 to 0.95% for the same period in 2014. Profitability as measured by return on average equity increased from 9.51% to 10.43% over the same respective quarters in 2013 and 2014. The increase in net income was primarily due to the receipt of approximately $300,000 in tax-free death benefit in excess of surrender value related to bank-owned life insurance ("BOLI"), as well as the $333,000 decrease in the provision for loan losses in the third quarter of 2014 compared with the third quarter of 2013, partially offset by the $261,000 decrease in net interest income over the same periods.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $261,000 or 5.1% to $4.89 million for the quarter ended September 30, 2014 from $5.15 million for the quarter ended September 30, 2013.  The decrease in net interest income was due primarily to the decrease in interest and fees on loans. This was partially offset by reduced interest expense on deposits over the same period.  The Company's net interest margin decreased from 3.76% in the third quarter of 2013 to 3.58% in the third quarter of 2014.

Total interest income decreased $315,000  or 5.4% to $5.53 million for the third quarter of 2014 from $5.84 million for the third quarter of 2013. This decrease was primarily due to the decline in the yield on earning assets from 4.25% during the third quarter of 2013 to 4.04% during the third quarter of 2014.

The tax-equivalent average yield on loans was 4.63% for the third quarter of 2014, down from 4.85% in the third quarter of 2013. Average loan balances decreased $11.5 million or 2.5% from $452.0 million during the third quarter of 2013 to $440.5 million during the third quarter of 2014. The decrease in balances and yield resulted in a $376,000 or 6.8% decline in interest and fee income from loans for the third quarter of 2014, compared with the same period in 2013. On a tax equivalent basis, the decrease was $385,000 or 7.0%.

Average investment security balances increased $8.7 million from $50.0 million in the third quarter of 2013 to $58.8 million in the third quarter of 2014. The tax-equivalent average yield on investments decreased from 2.75% for the third quarter of 2013 to 2.72% for the third quarter of 2014.  Interest and dividend income on security investments increased $54,000 or 17.3%, from $313,000 for the third quarter of 2013 to $367,000 for the third quarter of 2014. Approximately $23,000 of the increase in interest income on securities was due to the receipt and recognition of past due interest on the Bank's investment in trust preferred securities. For further discussion on trust preferred securities, see "Securities" in Note 2 of the Notes to Consolidated Financial Statements contained herein. Interest income on deposits in other banks increased $7,000 from third quarter 2013 to third quarter 2014 resulting from increased interest rates on certificates of deposits at other banks.

Total interest expense decreased $54,000 or 7.8% from $689,000 for the third quarter of 2013 to $635,000 for the third quarter of 2014 primarily due to the decline in average balances of time deposits.

Interest paid on deposits decreased $54,000 or 9.7% from $556,000 for the third quarter of 2013 to $502,000 for the third quarter of 2014.   Average balances on time deposits declined $23.7 million or 20.0% from $118.2 million to $94.6 million while the average rate increased from 1.37% for the third quarter of 2013 to 1.45%  for the third quarter of 2014, resulting in $62,000 less interest expense.  Average money market account balances increased $5.7 million from the third quarter of 2013 to the third quarter of 2014 while the rate increased from 0.18% to 0.21%, resulting in $6,000 more interest expense.  Average savings account balances decreased $50,000 or 0.1% from the third quarter of 2013 to the third quarter of 2014, and the average rate declined from 0.11% to 0.10%, resulting in a decrease of $1,000 of interest expense for the third quarter of 2014.  Average interest bearing checking balances increased $9.9 million or 5.1%  from the third quarter of 2013 to the third quarter of 2014, while the average rate decreased from 0.22% to 0.21%, resulting in an increase of $3,000 in checking interest expense for the third quarter of 2014.

Interest expense on FHLB advances was $83,000 for both the three months ended September 30, 2013 and 2014. Interest expense on capital securities was $50,000 for the third quarters of both 2013 and 2014.

The average rate on total interest-bearing liabilities decreased from 0.61% in the third quarter of 2013 to 0.57% for the third quarter of 2014.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$432,447	$5,057	4.64%	$438,717	$5,415	4.90%
Tax-exempt (1)	5,898	87	5.82%	7,131	114	6.33%
Nonaccrual (2)	2,181	-		6,200	-
Total Loans	440,526	5,144	4.63%	452,048	5,529	4.85%

Securities
Taxable	52,085	306	2.36%	43,471	251	2.31%
Tax-exempt (1)	6,665	93	5.59%	6,544	93	5.69%
Total securities	58,750	399	2.72%	50,015	344	2.75%

Deposits in banks	49,930	45	0.35%	49,978	38	0.30%
Federal funds sold	12	-	0.16%	9	-	0.12%
Total earning assets	549,218	5,588	4.04%	552,050	$5,911	4.25%

Less: Reserve for loan losses	(6,756)			(7,021)
Cash and due from banks	4,977			5,077
Bank premises and equipment, net	20,455			14,949
Other real estate owned	1,406			1,406
Other assets	25,130			25,786
Total Assets	$594,430			$592,247

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$91,124			$87,853

Interest-bearing deposits
Checking accounts	204,323	$110	0.21%	194,448	$107	0.22%
Money market accounts	49,333	26	0.21%	43,584	20	0.18%
Savings accounts	75,824	20	0.10%	75,874	21	0.11%
Time deposits	94,559	346	1.45%	118,230	408	1.37%
Total interest-bearing deposits	424,039	502	0.47%	432,136	556	0.51%

Federal funds purchased	-	-	0.00%	0	-	0.00%
Federal Home Loan Bank advances	13,099	83	2.49%	13,162	83	2.49%
Capital securities of subsidiary trust	4,124	50	4.83%	4,124	50	4.83%
Total interest-bearing liabilities	441,262	635	0.57%	449,422	689	0.61%

Other liabilities	7,965			6,443
Shareholders' equity	54,079			48,529
Total Liabilities & Shareholders' Equity	$594,430			$592,247

Net interest spread		$4,953	3.47%		$5,222	3.64%

Interest expense as a percent of average earning assets			0.46%			0.50%
Net interest margin			3.58%			3.76%

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

	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(358)	$(78)	$(280)
Loans; tax-exempt (1)	(27)	(19)	(8)
Securities; taxable	55	50	5
Securities; tax-exempt (1)	-	2	(2)
Deposits in banks	7	-	7
Federal funds sold	-	-	-
Total Interest Income	(323)	(45)	(278)

Interest Expense
Checking accounts	3	5	(2)
Money market accounts	6	3	3
Savings accounts	(1)	-	(1)
Time deposits	(62)	(82)	20
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	-	-	-
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(54)	(74)	20
Net Interest Income	$(269)	$29	$(298)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was no provision for loan losses for the third quarter of 2014 compared with $333,000 for the third quarter of 2013. The amount of the provision for loan loss is based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $333,000 decrease in the provision for loan losses was primarily due to the declines in historical delinquency and credit loss experience trends.

OTHER INCOME
Total other income increased by $241,000 or 14.3% from $1.69 million for the third quarter of 2013 to $1.93 million in the third quarter of 2014. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The increase was due to the receipt of approximately $300,000 in tax-free death benefit in excess of surrender value related to BOLI, as well as an increase of  $109,000 in trust and estate income, partially offset by a $103,000 decrease in service charges on deposit accounts during the third quarter of 2014 compared with the third quarter of 2013.

Trust and estate income increased $109,000 or 29.9% from the third quarter of 2013 to the third quarter of 2014 primarily due to increased growth of managed investment accounts.

Brokerage service revenues were $83,000 for the third quarter of 2013 and the third quarter of 2014.

Service charges on deposit accounts decreased $103,000 or 13.5% to $662,000 for the third quarter of 2014 compared to one year earlier.  The reason for the change is difficult to determine, but may be due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology.

Other service charges, commissions and fees increased $235,000 or 49.3% from $477,000 in third quarter of 2013 to $712,000 in the third quarter of 2014 due to the receipt of approximately $300,000 in tax-free death benefit in excess of surrender value related to BOLI. Included in other service charges, commissions, and income is debit card interchange income, net, which totaled $246,000 and $299,000 for the third quarters of 2014 and 2013, respectively.

OTHER EXPENSE
Total other expense increased $95,000 or 1.9% during the third quarter of 2014 compared with the third quarter of 2013, primarily due to the increase in salaries and benefits, partially offset by a decrease in legal and consulting expense and other operating expenses.

Salaries and employees' benefits increased $375,000 or 16.3% from third quarter 2013 to third quarter 2014.  The increase was primarily due to the annual increases in salaries and incentive accruals for the third quarter of 2014 compared with the third quarter of 2013. Additionally, active full-time equivalent employees decreased from 141 as of September 30, 2013 to 140 as of September 30, 2014. At September 30, 2014, the Company had approximately 14 full-time equivalent positions to be filled over the remainder of 2014, partially due to the staffing of the new Centreville Road-Manassas branch.

Occupancy expense increased $68,000 or 13.8%, due to expenses associated with the opening of the Gainesville and Centerville Road-Manassas branch locations. Furniture and equipment expense increased $15,000 or 6.0%, from third quarter 2013 to third quarter 2014 due to expenditures on equipment for the Gainesville and Centreville Road-Manassas branches.

Marketing expense decreased $11,000 or 6.8% from the third quarter of 2013 to $151,000 for the third quarter of 2014.

Legal, auditing and consulting expense decreased $79,000 or 25.2% from the third quarter of 2013 to $235,000 for the third quarter of 2014 primarily due to the reduction in management consulting expense, as well as legal expenses associated with problem loan workouts.

Data processing expense increased $18,000 or 5.2% for the third quarter of 2014 compared with the same time period in 2013 due to the growth in customer accounts and transactions processed. The Bank outsources much of its data processing to third-party vendors.

FDIC deposit insurance expense decreased $26,000 from $120,000 for the third quarter of 2013 to $94,000 for the third quarter of 2014 due to improvements in the qualitative factors used to calculate the FDIC deposit insurance premium expense.

Other operating expenses decreased $265,000 or 28.3% in the third quarter of 2014 compared with the third quarter of 2013 due to a variety of factors including a provision of $160,000 for unfunded commitments during the third quarter of 2013 that was not needed in 2014. Additionally, non-loan charge-offs were $63,000 less during the third quarter of 2014 than during the third quarter of 2013.

INCOME TAXES
Income tax expense was $378,000 for the quarter ended September 30, 2014 compared with $418,000 for the quarter ended September 30, 2013. The effective tax rate was 21.0% and 26.4% for the third quarter of 2014 and 2013, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases and death benefit, and community development tax credits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NET INCOME
Net income of $3.65 million for the nine months ended September 30, 2014 was a 24.7% increase from the net income for the nine months ended September 30, 2013 of $2.93 million. Earnings per share on a fully diluted basis were $0.98 for the nine months ended September 30, 2014 compared with $0.79 for the nine months ended September 30, 2013. Profitability as measured by return on average assets increased from 0.66% in the nine months ended September 30, 2013 to 0.82% for the same period in 2014. Profitability as measured by return on average equity increased from 8.10% to 9.21% over the same respective nine months in 2013 and 2014. The increase in net income was primarily due to the $1.30 million reduction in the provision for loan losses for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, as well as the receipt of approximately $300,000 in tax-free death benefit in excess of surrender value related to BOLI. This was partially offset by the $349,000 decrease in net interest income and $261,000 increase in total other expenses over the same time periods.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $349,000 or 2.3% to $14.57 million for the nine months ended September 30, 2014 from $14.92 million for the nine months ended September 30, 2013.  The decrease in net interest income was due primarily to the decline in loan balances and yields, partially offset by increased balances and yields on security investments and a decline in cost of interest bearing liabilities.  The Company's net interest margin decreased from 3.65% for the nine months ended September 30, 2013 to 3.58% for the nine months ended September 30, 2014.

Total interest income decreased $797,000 or 4.6% to $16.51 million for the nine months ended September 30, 2014 from $17.31 million for the nine months ended September 30, 2013. This decrease was primarily due to reduced average loan balances and a 18 basis point decline in the yield on average earning assets over the respective time periods on a tax equivalent basis.

The tax-equivalent average yield on loans was 4.62% for the nine months ended September 30, 2014, down from 4.88% during the same time period in the prior year. Average loan balances decreased $5.0 million or 1.1% to $444.7 million during the nine months ended September 30, 2014 from $449.7 million during the nine months ended September 30, 2013. The decrease in balances and yield resulted in a $1.05 million or 6.4% decline in interest and fee income from loans for the nine months ended September 30, 2014 compared with the same period in 2013. On a tax equivalent basis, the decrease was $1.05 million or 6.4%.

Average investment security balances increased $7.2 million from $49.7 million for the nine months ended September 30, 2013 to $56.9 million in the nine months ended September 30, 2014. The tax-equivalent average yield on investments increased from 2.64% to 2.88% over the same respective time periods.  Interest and dividend income on security investments increased $246,000 or 27.7%, from $887,000 for the nine months ended September 30, 2013 to $1.13 million for the nine months ended September 30, 2014. On a tax equivalent basis, the increase was $245,000 or 24.9%. Approximately $101,000 of the increase in interest income on securities was due to the receipt and recognition of past due interest on the Bank's investment in trust preferred securities. For further discussion on trust preferred securities, see "Securities" in Note 2 of the Notes to Consolidated Financial Statements contained herein.

Interest income on deposits in other banks increased $3,000 from $123,000 to $126,000 over the first nine months of 2014 compared with the same period in the prior year.

Total interest expense decreased $448,000 or 18.7% from $2.39 million for the nine months ended September 30, 2013 to $1.94 million for the nine months ended September 30, 2014, primarily due to the decline in interest paid on time deposits and FHLB advances.

Interest paid on deposits decreased $170,000 or 9.9% from $1.72 million for the nine months ended September 30, 2013 to $1.55 million for the nine months ended September 30, 2014.   Average balances on time deposits declined $23.6 million or 19.1% from $123.6 million to $100.1 million while the average rate increased from 1.38% to 1.45% from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, resulting in $193,000 less interest expense.  Average money market accounts increased $5.9 million or 13.4% from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 while the rate increased from 0.18% to 0.21%, resulting in $18,000 more interest expense.  Average savings account balances increased $4.3 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, while their average rate declined from 0.13% to 0.11% over the same respective periods, resulting in a decrease of $8,000 of interest expense.  Average interest bearing checking balances increased $15.6 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, while the average rate was unchanged at 0.22%, resulting in a increase of $13,000 in checking interest expense.

Interest expense on FHLB advances decreased $278,000 due to a decrease in average balances of $8.5 million and the average rate of 75 basis points from the first nine months of 2013 to the first nine months of 2014. Interest expense on capital securities was $149,000 for both the nine months ended September 30, 2014 and 2013.

The average rate on total interest-bearing liabilities decreased from 0.71% for the nine months ended September 30, 2013 to 0.58% for the nine months ended September 30, 2014.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$435,903	$15,041	4.61%	$433,725	$16,074	4.96%
Tax-exempt (1)	6,591	324	6.58%	7,218	342	6.34%
Nonaccrual (2)	2,226	-	-	8,754	-	-
Total Loans	444,720	15,365	4.62%	449,697	16,416	4.88%

Securities
Taxable	50,290	949	2.52%	42,997	703	2.18%
Tax-exempt (1)	6,632	279	5.61%	6,729	280	5.54%
Total securities	56,922	1,228	2.88%	49,726	983	2.64%

Deposits in banks	49,554	126	0.34%	54,668	123	0.30%
Federal funds sold	11	-	0.18%	10	-	0.15%
Total earning assets	551,207	$16,719	4.05%	554,101	$17,522	4.23%

Less: Reserve for loan losses	(6,961)			(6,608)
Cash and due from banks	5,034			5,072
Bank premises and equipment, net	19,518			14,909
Other real estate owned	2,148			1,406
Other assets	25,087			25,762
Total Assets	$596,033			$594,642

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$88,426			$86,170

Interest-bearing deposits
Checking accounts	203,893	$330	0.22%	188,248	$317	0.22%
Money market accounts	49,647	76	0.21%	43,794	58	0.18%
Savings accounts	76,215	61	0.11%	71,926	69	0.13%
Time deposits	100,074	1,082	1.45%	123,642	1,275	1.38%
Total interest-bearing deposits	429,829	1,549	0.48%	427,610	1,719	0.54%

Federal funds purchased	3	-	0.75%	2	-	0.69%
Federal Home Loan Bank advances	13,115	245	2.49%	21,566	523	3.24%
Capital securities of subsidiary trust	4,124	149	4.83%	4,124	149	4.83%
Total interest-bearing liabilities	447,071	1,943	0.58%	453,302	2,391	0.71%

Other liabilities	7,470			6,802
Shareholders' equity	53,066			48,368
Total Liabilities & Shareholders' Equity	$596,033			$594,642

Net interest spread		$14,776	3.47%		$15,131	3.52%

Interest expense as a percent of average earning assets			0.47%			0.58%
Net interest margin			3.58%			3.65%

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

	Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(1,033)	$81	$(1,114)
Loans; tax-exempt (1)	(18)	(30)	12
Securities; taxable	246	119	127
Securities; tax-exempt (1)	(1)	(4)	3
Deposits in banks	3	(11)	14
Federal funds sold	-	-	-
Total Interest Income	(803)	155	(958)

Interest Expense
Checking accounts	13	26	(13)
Money market accounts	18	8	10
Savings accounts	(8)	4	(12)
Time deposits	(193)	(243)	50
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(278)	(205)	(73)
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(448)	(410)	(38)
Net Interest Income	$(355)	$565	$(920)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was no provision for loan losses for the nine months ended September 30, 2014 compared with $1.30 million for the nine months ended September 30, 2013. The amount of the provision for loan loss is based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. Greater weight is given to the loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $1.30 million decrease in the provision for loan losses was primarily due to the reduction in in historical delinquency and credit loss experience trends offset somewhat by an increase in the related allowance required for impaired loans.

OTHER INCOME
Total other income increased by $181,000 or 3.7%  from $4.87 million for the nine months ended September 30, 2013 to $5.05 million for the nine months ended September 30, 2014.  The increase in other income was primarily due to the receipt of approximately $300,000 in tax-free death benefit in excess of surrender value related to BOLI as well as a $262,000 increase in trust and estate income. This was partially offset by decreases in brokerage income and service charges on deposits during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

Trust and estate income increased $262,000 or 24.1% from the first nine months of 2013 to the first nine months ended September 30, 2014 due to increased growth of managed investment accounts.

Brokerage service revenues decreased $83,000 or 25.5% from the first nine months of 2013 to the first  nine months of 2014 due to more client business directed to managed investment accounts in the Bank's trust department.

Service charges on deposit accounts decreased $164,000 or 7.8% to $1.93 million for the nine months ended September 30, 2014 compared to the same period one year earlier.

Other service charges, commissions and fees increased $166,000 or 12.2% from $1.36 million during the nine months ended September 30, 2013 to $1.53 million during the nine months ended September 30, 2014. Included in other service charges, commissions, and income is ATM/debit card interchange income which totaled $823,000 and $854,000 for the first nine months of 2014 and 2013, respectively. Also included is BOLI income, which was $584,000 during the nine months ended September 30, 2014, compared with $297,000 one year earlier.

OTHER EXPENSE
Total other expense increased $261,000 or 1.8% during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. The increase was primarily due to increased expenses related to salaries and benefits and occupancy expenses, partially offset by decreased legal, audit, consulting expense, FDIC premium expense, costs related to other real estate owned ("OREO")  and other operating expenses.

Salaries and employees' benefits increased $690,000 or 9.7% from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 due to the same factors discussed in the three month review of operating results.

Occupancy expense increased $212,000 or 14.6%, while furniture and equipment expense increased $23,000 or 3.0%, for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 primarily due to the opening of the new Gainesville and Centreville Road branch offices, as well as increased snow removal expenses during the first quarter of 2014.

Marketing expense decreased $18,000 or 4.0% from the nine months ended September 30, 2013 to $434,000 for the nine months ended September 30, 2014.

Legal, accounting and consulting expense decreased $320,000 or 33.6% from the nine months ended September 30, 2013 to $632,000 for the nine months ended September 30, 2014 primarily due to legal expenses experienced in 2013, but not in 2014, associated with the management and disposition of problem hospitality loans.

Data processing expense increased $76,000 or 7.6% for the nine months ended September 30, 2014 compared with the same time period in 2013 due to the growth in customer accounts and transactions processed.

FDIC deposit insurance expense decreased $109,000 or 28.1% from $388,000 for the nine months ended September 30, 2013 to $279,000 for the nine months ended September 30, 2014 due to improvements in the qualitative factors used to calculate FDIC expense.

Loss on sale or impairment and expense on OREO decreased $112,000 for the first nine months of 2014 compared with the same period one year earlier due to a gain of $130,000 on the sale of one property during 2014.

Other operating expenses decreased $181,000 or 7.4% in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 due to a variety of factors including a provision of $160,000 for unfunded commitments during the third quarter of 2013 that was not needed in 2014.

INCOME TAXES
Income tax expense was $1.11 million for the nine months ended September 30, 2014 and $964,000 for the nine months ended September 30, 2013. The effective tax rate was 23.3% and 24.8% for the first nine months of 2014 and 2013, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases and death benefit, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2014  AND DECEMBER 31, 2013
Total assets were $588.2 million at September 30, 2014 compared with $615.8 million at December 31, 2013, a decrease of 4.5% or $27.6 million. Balance sheet categories reflecting significant changes include interest-bearing deposits in other banks, securities available for sale, loans, OREO, net, bank premises and equipment, net, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $46.9 million at September 30, 2014, a decrease of $18.1 million from December 31, 2013. The reduction in this account is primarily due to the decrease in deposits reducing the amount of excess liquidity in the Bank.

SECURITIES AVAILABLE FOR SALE.  Securities available for sale were $55.2 million at September 30, 2014, an increase of $1.6 million or 3.0 % from December 31, 2013, primarily due to the purchase of U.S. Government securities.

LOANS.  Loans, net of allowance for loan losses, were $431.3 million at September 30, 2014, reflecting a decrease of $13.4 million from $444.7 million at December 31, 2013.

OTHER REAL ESTATE OWNED, NET. Other real estate owned, net, decreased $2.7 million to $1.4 million at September 30, 2014 due to the sale of of one property, a 176 acre restaurant/inn/spa in Casanova, Virginia. The remaining OREO consists of 47 acres of undeveloped land in Opal, Virginia.

BANK PREMISIES AND EQUIPMENT, NET. Bank premises and equipment, net, increased $5.8 million due to the purchase of an existing branch property in Manassas, Virginia and building of a new branch office in Gainesville, Virginia.

DEPOSITS. For the nine months ended September 30, 2014, total deposits decreased by $32.4 million or 6.0% when compared with total deposits at December 31, 2013. Non-interest-bearing deposits increased $0.4 million to $88.8, while interest-bearing deposits decreased by $32.8 million to $419.0 million at September 30, 2014 from December 31, 2013. Included in interest-bearing deposits at September 30, 2014 and December 31, 2013 were $6.2 million and $15.6 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $6.2 million in brokered deposits, $1.9 million represent deposits of Bank customers, exchanged through the CDARS' network.  With the CDARS' program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The decrease in the Bank's interest-bearing deposits during the first nine months of 2014 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank's funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2014 and beyond through the expansion of its branch network, as well as by offering value-added interest checking and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $3.6 million or 0.62% of total assets at September 30, 2014, compared with $7.6 million or 1.23% of total assets at December 31, 2013, and $6.6 million or 1.11% of total assets at September 30, 2013. There were no non-performing pooled trust preferred bonds at September 30, 2014 and non-performing assets were comprised solely of $1.4 million of OREO and $2.2 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.51% at September 30, 2014, as compared with 0.48% and 1.11% at December 31, 2013 and September 30, 2013, respectfully.

Student loans that were past due 90 days or more and still accruing interest totaled $4.1 million at September 30, 2014, $7.9 million at December 31, 2013 and $3.6 million at September 30, 2013.  These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  There were no other loans that were past due 90 days or more and still accruing interest at September 30, 2014, compared with $506,000 on December 31, 2013 and $1,000 at September 30, 2013.  During the quarter ended September 30, 2014, there were no loans newly identified as troubled debt restructurings ("TDRs").  At the end of the quarter, 15 TDRs, totaling $9.4 million, were in the loan portfolio.  Eleven of the loans, totaling $8.3 million, were on accrual status and performing in accordance with the modified terms. The remaining four loans, totaling $1.1 million, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At September 30, 2014, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities exceeded 5% of total gross loans. The largest industry concentration of loans and loan commitments at September 30, 2014 was approximately $13.1 million of loans to customers in the childcare industry, or 3.0% of total gross loans.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for commercial construction and land loans and (b) 300% for permanent investor commercial real estate loans. As of September 30, 2014, commercial construction and land loans were $31.7 million or 51.5% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $129.5 million or 210.2% of the concentration guideline.

CONTRACTUAL OBLIGATIONS
As of September 30, 2014, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 Capital to average assets (as defined in the regulations). Management believes, as of September 30, 2014, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

At September 30, 2014 and December 31, 2013, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Risk Based Capital Ratios

	September 30, 2014	December 31, 2013
(Dollars in thousands)
Tier 1 Capital:
Shareholders' Equity	$54,560	$51,227

Plus: Unrealized loss on securities available for sale, net	19	847
Less: Unrealized loss on equity securities, net	-	-
Plus: Accumulated net loss on hedges	117	94
Plus: Company-obligated mandatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	58,696	56,168

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,227	5,303

Total Capital:	$63,923	$61,471

Risk Weighted Assets:	$416,805	$422,885

Regulatory Capital Ratios:
Leverage Ratio	9.91%	9.24%
Tier 1 to Risk Weighted Assets	14.08%	13.28%
Total Capital to Risk Weighted Assets	15.34%	15.00%

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

CAPITAL RESOURCES AND LIQUIDITY
Shareholders' equity totaled $54.6 million at September 30, 2014 compared with $51.2 million at December 31, 2013 and $48.9 million at September 30, 2013. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  On January 16, 2014, the Company's Board of Directors authorized the Company to repurchase up to 111,400 shares (3% of common stock outstanding on January 1, 2014) beginning January 1, 2014 and continuing until the next Board reset.  No shares were repurchased during the nine months ended September 30, 2014. Accumulated other comprehensive income/loss was an unrealized loss, net of tax benefit, of $136,000 at September 30, 2014 compared with an unrealized loss, net of tax benefit, of $941,000 at December 31, 2013 and $2.3 million at September 30, 2013.

As discussed in "Company-Obligated Mandatorily Redeemable Capital Securities" in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of September 30, 2014, the appropriate regulatory authorities have categorized the Company and the Bank as "well capitalized."

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $52.2 million at September 30, 2014 compared with $71.1 million at December 31, 2013. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $9.8 million was unpledged and readily salable at September 30, 2014. Furthermore, the Bank has an available line of credit with the FHLB with a borrowing limit of approximately $141.0 million at September 30, 2014 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $60.5 million. At September 30, 2014, $13.1 million of the FHLB line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2014 and December 31, 2013. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$60,523	$-	$60,523	$57,326	$-	$57,326
Federal Home Loan Bank advances	141,025	13,092	127,933	124,113	13,139	110,974
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			22,345			37,967
Securities, available for sale and unpledged at fair value			9,750			13,445
Total short-term funding sources			$220,551			$219,712

Uses:
Unfunded loan commitments and lending lines of credit			$74,713			$70,762
Letters of credit			4,689			7,515
Total potential short-term funding uses			$79,402			$78,277

Ratio of short-term funding sources to potential short-term funding uses			277.8%			280.7%

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of the Company and the Bank are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on our performance than inflation does. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2014, the Company's Board of Directors authorized the Company to repurchase up to 111,400 shares (3% of common stock outstanding on January 1, 2014) beginning January 1, 2014 and continuing until the next Board reset.  No shares were repurchased during the three month period ended September 30, 2014.

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

101.00
The following materials from the Company's Form 10-Q Report for the quarterly period ended September 30, 2014, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income (4) Consolidated Statements of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  November 13, 2014

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: November 13, 2014