Form 10-K
period 2014-12-31
FAUQUIER BANKSHARES, INC.
filed 2015-03-17
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company 
(Do not check if smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  No 

The aggregate market value of the registrant's common shares held by "non-affiliates" of the registrant, based upon the closing sale price of its common stock on the NASDAQ Capital Market on June 30, 2014, was $53.0 million.  Shares held by each executive officer, director and holder of 10% or more of the registrant's outstanding common stock have been excluded as shares held by affiliates.  Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,744,562 shares of common stock outstanding as of March 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2015 Annual Meeting of Shareholders to be held on May 19, 2015 are incorporated by reference into Part III of this Form 10-K.

ITEM 1. BUSINESS

GENERAL

Fauquier Bankshares, Inc. ("the Company") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,730,877 shares of common stock, par value $3.13 per share, held by approximately 355 holders of record on December 31, 2014.  The Bank has 11 full service branch offices located in the Virginia communities of Warrenton, Catlett, The Plains, Sudley Road-Manassas, Centerville Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket and Gainesville, Virginia. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

The Bank operates a Wealth Management Services ("WMS" or "Wealth Management") division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, trust, estate settlement, retirement, insurance, and brokerage services. During 2014, assets managed by WMS, including brokerage, increased by $44.9 million in market value from $389.8 million to $434.7 million when compared with 2013, with revenue increasing from $1.91 million to $2.12 million or 11.2%, over the same time period.

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

As of December 31, 2014, the Company had total consolidated assets of $606.3 million, total consolidated loans net of allowance for loan losses of $435.1 million, total consolidated deposits of $525.2 million, and total consolidated shareholders' equity of $55.2 million.

LENDING ACTIVITIES

The Bank offers a range of lending services, including real estate and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans, net of allowance, at December 31, 2014 were $435.1 million, or 71.8% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, sub-prime loans or loans for highly leveraged transactions.

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

The Bank's loans are concentrated in the following areas: residential real estate loans, commercial real estate loans, construction and land loans,  commercial and industrial loans, consumer loans, and U. S.Government guaranteed student loans. The majority of the Bank's loans are made on a secured basis. As of December 31, 2014, approximately 88.7 % of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans decreased $1.39 million to $20.25 million for 2014 compared with $21.64 million for 2013 due to the decrease in average loans balances, as well as the decline in the average rate received. No material part of the Bank's business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank's business.

LOANS SECURED BY REAL ESTATE

ONE TO FOUR ("1-4") FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank's 1-4 family residential real estate loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2014, the Bank's 1-4 family residential loans amounted to $143.5 million, or 32.6% of the total loan portfolio. Substantially, the Bank's entire single-family residential mortgage loans are secured by properties located in the Bank's market area. The Bank requires private mortgage insurance if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

HOME EQUITY LINES OF CREDIT LOANS. The Bank's home equity line of credit loan portfolio primarily consists of conventional loans, generally with variable interest rates that are tied to the Wall Street Journal prime rate and with 10 year terms. As of December 31, 2014, the Bank's home equity loans amounted to $42.7 million, or 9.7% of the total loan portfolio. Substantially, the Bank's entire home equity line of credit loan portfolio is secured by properties located in the Bank's market area. The Bank allows a maximum loan-to-value ratio of 85% of the value of the property held as collateral at the time of origination.

CONSTRUCTION AND LAND LOANS. The majority of the Bank's construction and land loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion.  The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2014, the Bank's construction and land loans totaled $39.1 million, or 8.9% of the total loan portfolio. Included in the $39.1 million of construction and land loans are $10.7 million of commercial acquisition and development loans, $17.5 million of raw land loans and $1.9 million of agricultural land loans.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $165.5 million, or 37.6% of total loans at December 31, 2014, and consist principally of commercial loans for which real estate constitutes a source of collateral. Approximately $67.0 million or 40.5 % of commercial real estate loans are owner-occupied. Approximately $6.4 million or 3.9 % of commercial real estate loans are tax exempt loans to local governmental entities. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

COMMERCIAL LOANS

The Bank's commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 85 % of the Bank's commercial loans, on a dollar-value basis, and the remaining 15 % of commercial loans are on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank's loan officers.  Certain credit risks are inherent in originating and keeping loans on the Bank's balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $26.9 million or 6.1% of total loans at December 31, 2014.

CONSUMER AND STUDENT LOANS

The Bank's consumer loans include loans to individuals such as auto loans, credit card loans and overdraft loans. The consumer loan portfolio was $3.0 million or 0.7% of total loans at December 31, 2014.

The Bank has U. S. Government guaranteed student loans, which were purchased through and serviced by a third party and have a variable rate of interest. The U.S. Government guaranteed student loan portfolio was $19.7 million or 4.5% of total loans at December 31, 2014.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers its regular savings, demand, negotiable order of withdrawal ("NOW"), premium NOW, money market deposit accounts, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 92% of the Bank's total deposits at December 31, 2014. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 through $250,000, and time deposits greater than $250,000 made up approximately 5.1% and 2.9%, respectively, of the Bank's total deposits at December 31, 2014. During 2014, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank's deposits are generated from Fauquier and Prince William Counties.  Included in interest-bearing deposits at December 31, 2014 were $18.1 million of brokered deposits, or 3.4% of total deposits. Of the brokered deposits, $13.8 million or 2.6% of total deposits represent a reciprocal arrangement for existing Bank customers who desire FDIC insurance for deposits above current limits.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock and equity securities. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank's total unrestricted and restricted investments, at fair value, were $57.4 million and $1.3 million, respectively, or 9.5 % and 0.2 % of total assets, respectively, at December 31, 2014. During 2014, income from investments totaled $1.5 million, consisting of $1.5 million of interest and dividend income and $3,000 in gains on the sale/calls of investments.

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

BANK REGULATION. The Bank is chartered under the laws of the Commonwealth of Virginia. The FDIC insures the deposits of the Bank's customers to the maximum extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the Federal Reserve and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to the Bank's directors, officers and employees; requirements on the opening and closing of branch offices; requirements regarding the maintenance of prescribed regulatory capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. The Bank, as a Virginia chartered commercial bank, is subject to extensive regulatoy examination and supervision by the SCC's Bureau of Financial Institutions.  The SCC also has broad enforcement powers over the Bank, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the Bank's assets for the benefit of depositors and other creditors.

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

DEPOSIT INSURANCE.  The deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act").

The Federal Deposit Insurance Act (the "FDIA"), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution's initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution's assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.  In 2014 and 2013, the Company paid only the base assessment rate for "well capitalized" institutions, which totaled $360,000 and $509,000, respectively, in regular deposit insurance assessments.

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

CAPITAL REQUIREMENTS – 2014 CAPITAL REQUIREMENTS.  The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve that were effective through December 31, 2014, the Company and the Bank were required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, were multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset.  At least half of the total capital was required to be "Tier 1 capital," which consisted principally of common and certain qualifying preferred shareholders' equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consisted of cumulative preferred stock, long-term perpetual preferred stock. a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance.  The Tier 1 and total capital to risk-weighted asset ratios of the Company were 14.05 % and 15.30%, respectively, as of December 31,2014, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 13.58 % and 14.83%, respectively, as of December 31, 2014, also exceeding the minimum requirements.

Each of the federal bank regulatory agencies also established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets ("Tier 1 leverage ratio") that was effective through December 31, 2014. The guidelines required a minimum Tier 1 leverage ratio of 3.0% for bank holding companies and banking organizations with the highest supervisory rating.  All other banking organizations were required to maintain a minimum Tier 1 leverage ratio of 4% unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to have been considered "well capitalized" under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must have been at least 5.0%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity.  As of December 31, 2014, the Tier 1 leverage ratio of the Company and the Bank were 9.83 % and 9.48%, respectively, well above the minimum requirements.

CAPITAL REQUIREMENTS – BASEL III CAPITAL REQUIREMENTS EFFECTIVE JANUARY 1, 2015.  On June 7, 2012, the Federal Reserve issued a series of proposed rules intended to revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from prior requirement); and (iv) a leverage ratio of 4% of total assets(unchanged from current requirement).  These are the initial capital requirements, which will be phased in over a four-year period.  When fully phased in on January 1, 2019, the rules will require the Company and the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the "prompt corrective action" regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the  Bank as of January 1, 2015.  The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.

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

Based on management's understanding and interpretation of the new capital rules, it believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

PROMPT CORRECTIVE ACTION.  Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements.  The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions.  "Well capitalized" institutions may generally operate without supervisory restriction.  With respect to "adequately capitalized" institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized, they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized, and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming "undercapitalized," a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which:  (i) restrict payment of capital distributions and management fees;  (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital;  (iii) require submission of a capital restoration plan;  (iv) restrict the growth of the institution's assets;  and (v) require prior approval of certain expansion proposals.  The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures.  These discretionary supervisory actions include:  (i) requiring the institution to raise additional capital;  (ii) restricting transactions with affiliates;  (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser;  and (iv) any other supervisory action that the agency deems appropriate.  These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.  The Bank meets the definition of being "well capitalized" as of December 31, 2014.

As described above in "Capital Requirements – Basel III Capital Requirements Effective January 1, 2015," the new capital requirement rules issued by the Federal Reserve incorporate new requirements into the prompt corrective action framework.

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

CONSUMER LAWS AND REGULATIONS.  The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth-in-Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act, and regulations issued under such acts, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the "CFPB"), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets., (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit "unfair, deceptive or abusive" acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer's (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer's interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

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

VOLCKER RULE.  The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the "Volcker Rule"). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules were effective April 1, 2014, with full compliance being phased in over a period which will end on July 21, 2016. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications.

Under the rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations ("CDOs") backed by trust preferred securities ("TruPS") as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The regulators solicited comments on the interim final rule, and this exemption could change prior to its effective date. The Company currently does not have any impermissible holdings of TruPS CDOs under the final interim rule, and therefore, will not be required to divest of any such investments or change their accounting treatment.  The Company is continuously reviewing its investments to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2014, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

EMPLOYEES

As of December 31, 2014, the Company and the Bank employed 132 full-time employees and 13 part-time employees compared with 125 full-time and 18 part-time employees as of December 31, 2013. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company's SEC filings are filed electronically and are available to the public over the internet at the SEC's website at http://www.sec.gov.  In addition, any document filed by the Company with the SEC can be read and copied at the SEC's public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. The Company's website is http://www.fauquierbank.com. The Company makes its SEC filings available through this website under "Investor Relations," "Documents" as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to Danielle Madison, Investor Relations, Fauquier Bankshares, Inc. at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 540-349-0209.  The information on the Company's website is not incorporated into this report or any other filing the Company makes with the SEC.

The Company's transfer agent and registrar is American Stock Transfer & Trust Company, LLC and can be contacted by writing to  6201 15th Avenue, Brooklyn, New York 11209 or by phone 800-937-5449.  Their website is www.amstock.com.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company under SEC rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns or leases property and operates branches at the following locations except as noted:

Location	Lease/Own	Rent (Annual)		Expiration		Renewal
Main Office * P.O. Box 561 10 Courthouse Square Warrenton, VA 20186	Own	N/	A	N/	A	N/	A

Catlett Office Rt. 28 and 806 Catlett, VA 20119	Own	N/	A	N/	A	N/	A

Sudley Road Office 8091 Sudley Rd. Manassas, VA 20109	Lease	$251,000 for 2015 to 2018; $271,000 for 2019 to 2023; $325,000 for 2024 to 2029		2029		None

Old Town Office** Center Street Manassas, VA 20110	Lease	$48,000 for 2015; $20,000 for 2016		2016		One additional option for 5 years

New Baltimore Office 5119 Lee Highway Warrenton, VA 20187	Own	N/	A	N/	A	N/	A

The Plains Office 6464 Main Street The Plains, VA 20198	Own	N/	A	N/	A	N/	A

View Tree Property 87 Lee Highway Warrenton, VA 20186	Own	N/	A	N/	A	N/	A

Bealeton Office US Rt. 17 & Station Dr. Bealeton, VA 22712	Own	N/	A	N/	A	N/	A

Haymarket Property Market Square at Haymarket Haymarket, VA 20169	Lease	$204,000 for 2015 and increasing 3% annually		2029		Two additional options for 5 years each

Bristow Property Bristow Shopping Center 10250 Bristow Center Drive Bristow, VA 20136	Lease	$202,000 for 2015 and increasing 3% annually		2019		Two additional options for 5 years

Gainesville Property 7485 Limestone Drive Gainesville, VA 20155	Own	N/	A	N/	A	N/	A

Centreville Road Property 8780 Centerville Road Manassas, VA 20110	Own	N/	A	N/	A	N/	A

* The Bank and the Company occupy this location.
** No branch is operating at this location.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on the NASDAQ Capital Market of the NASDAQ Stock Market LLC ("NASDAQ") under the symbol "FBSS". As of March 9, 2015, there were 3,744,562 shares outstanding of the Company's common stock, which is the Company's only class of stock outstanding. These shares were held by approximately 355 holders of record. As of  March 9, 2015, the closing market price of the Company's common stock was $16.95.

The following table sets forth the high and low sales prices as reported by NASDAQ for the Company's common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2014		2013		Dividends per share
	High	Low	High	Low	2014	2013
1st Quarter	$15.98	$13.54	$$12.98	$11.40	$0.12	$0.12

2nd Quarter	$16.00	$13.91	$$12.35	$11.81	$0.12	$0.12

3rd Quarter	$17.00	$15.25	$$15.64	$$12.22	$0.12	$0.12

4th Quarter	$21.50	$16.00	$$26.63	$12.50	$0.17	$0.12

The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash and capital requirements, and general business conditions. The Company's ability to pay cash dividends will depend entirely upon the Bank's ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2014, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $6.0 million.

In September 1998, the Company announced a stock repurchase program for its common stock. Annually, the Board of Directors resets the amount of shares authorized to be repurchased during the year under the buyback program.  On January 22, 2015, the Board of Directors authorized the Company to repurchase up to 111,926 shares (3% of the shares of common stock outstanding on January 1, 2015) beginning January 1, 2015. No shares of common stock were repurchased during 2014.

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

Selected Financial Data

	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
EARNINGS STATEMENT DATA:
Interest income	$21,935	$23,045	$24,954	$27,149	$28,330
Interest expense	2,564	3,062	4,029	5,075	6,124
Net interest income	19,371	19,983	20,925	22,074	22,206
Provision for loan losses	-	1,800	5,807	1,933	2,075
Net interest income after provision for loan losses	19,371	18,183	15,118	20,141	20,131
Non-interest income	6,619	6,551	6,199	6,361	5,688
Securities gains (losses)	3	144	166	(87)	(863)
Non-interest expense	19,807	19,106	19,070	20,863	20,196
Income before income taxes	6,186	5,772	2,413	5,552	4,760
Income taxes	1,380	1,441	360	1,435	1,093
Net income	$4,806	$4,331	$2,053	$4,117	$3,667
PER SHARE DATA:
Net income per share, basic	$1.29	$1.17	$0.56	$1.12	$1.01
Net income per share, diluted	$1.28	$1.16	$0.55	$1.12	$1.01
Cash dividends	$0.53	$0.48	$0.48	$0.48	$0.72
Average basic shares outstanding	3,728,316	3,710,802	3,691,517	3,666,206	3,627,016
Average diluted shares outstanding	3,747,247	3,727,886	3,707,094	3,684,161	3,643,109
Book value at period end	$14.78	$$13.80	$12.92	$12.92	$12.13

BALANCE SHEET DATA:
Total assets	$606,286	$615,774	$601,387	$614,224	$598,040
Loans, net	435,070	444,710	445,108	452,086	460,442
Investment securities, at fair value	58,700	55,033	50,429	50,193	49,926
Deposits	525,215	540,204	515,134	530,569	520,056
Shareholders' equity	55,157	51,227	47,748	47,571	44,106

PERFORMANCE RATIOS:
Net interest margin(1)	3.55%	3.64%	3.85%	4.00%	4.14%
Return on average assets	0.80%	0.72%	0.35%	0.69%	0.63%
Return on average equity	8.98%	8.89%	4.25%	8.93%	8.34%
Dividend payout	41.16%	41.15%	86.41%	42.78%	71.31%
Efficiency ratio(2)	74.96%	70.72%	68.98%	72.05%	72.91%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans	1.22%	1.48%	1.39%	1.47%	1.35%
Allowance for loan losses to period end non-performing loans	439.36%	305.27%	58.76%	145.61%	299.10%
Non-performing assets to period end total assets	0.43%	1.23%	2.06%	1.10%	0.92%
Non-performing loans to period end loans	0.28%	0.48%	2.36%	1.01%	0.45%
Net charge-offs to average loans	0.29%	0.31%	1.38%	0.33%	0.27%

CAPITAL RATIOS:
Leverage	9.83%	9.24%	9.12%	8.70%	8.55%
Risk Based Capital Ratios:
Tier 1 capital	14.05%	13.28%	12.52%	12.05%	11.30%
Total capital	15.30%	14.54%	13.78%	13.31%	12.55%

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

INCOME TAXES AND DEFERRED INCOME TAX ASSETS AND LIABILITIES. Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  There were no unrecognized tax benefits recorded as a liability as of December 31, 2014 and 2013. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. The Company has no uncertain tax positions.

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

Net income of $4.81 million in 2014 was an 11.0% increase from the 2013 net income of $4.33 million. The Company and the Bank's primary operating businesses are in commercial and retail lending, core deposit account relationships, and assets under WMS management. Loans, net of reserve, were $435.1 million at year-end 2014 and $444.7 million at year-end 2013, a decrease of 2.2%, compared with a decrease of 0.1% from year-end 2012 to year-end 2013. Deposits decreased 2.8% from year-end 2013 to year-end 2014 compared with an increase of 4.9% from year-end 2012 to year-end 2013. The market value of assets under WMS management increased 11.5% from year-end 2013 to year-end 2014, and increased 18.6% from year-end 2012 to year-end 2013. The changes in assets under WMS management reflect both the changes in the U.S. stock market, as well as the net increase in WMS customers. Assets under WMS management are not reflected in the Company's consolidated balance sheets.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management's current projections, net interest income may increase in 2015 with the growth of average loans, but this may be offset in part or in whole by a possible contraction in the Bank's net interest margin resulting from the prolonged historically low levels in market interest rates. The Bank is also subject to a decline in net interest income due to competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

The Bank's non-performing assets totaled $2.6 million or 0.43% of total assets at December 31, 2014, as compared with $7.6 million or 1.23% of total assets at December 31, 2013. There was no provision for loan losses for 2014 compared with $1.80 million for 2013. Loan chargeoffs, net of recoveries, totaled $1.3 million or 0.29% of total average loans for 2014, compared with $1.4 million or 0.31% of total average loans for 2013.

Management seeks to continue the expansion of its branch network. The Bank's eleventh full service branch opened in Gainesville, Virginia during June 2014. In addition, the Bank closed its Old Town-Manassas branch office and opened a new branch office on Centreville Road, Manassas in October 2014. This move provides greater accessability and convenience for its Old Town-Manassas customers.The Bank is looking to these new retail markets for growth in loans, deposits and WMS income. Management seeks to increase the level of its fee income through the increase of its market share within its marketplace.

The following table presents a quarterly summary of earnings for the last two years.

Earnings

	Three Months Ended 2014				Three Months Ended 2013
(Dollars in thousands, except per share data)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$5,422	$5,526	$5,479	$5,508	$5,735	$5,841	$5,748	$5,721
Interest expense	621	635	657	651	671	689	824	878
Net interest income	4,801	4,891	4,822	4,857	5,064	5,152	4,924	4,843
Provision for loan losses	-	-	-	-	500	333	800	167
Net interest income after provision for loan losses	4,801	4,891	4,822	4,857	4,564	4,819	4,124	4,676
Other income	1,569	1,930	1,698	1,422	1,683	1,689	1,739	1,440
Securities gains	3	-	-	-	144	-	-	-
Other expense	4,952	5,021	4,851	4,983	4,513	4,926	4,826	4,841
Income before income taxes	1,421	1,800	1,669	1,296	1,878	1,582	1,037	1,275
Income tax expense	269	378	430	303	477	418	233	313
Net income	$1,152	$1,422	$1,239	$993	$1,401	$1,164	$804	$962

Net income per share, basic	$0.31	$0.38	$0.33	$0.27	$0.38	$0.31	$0.22	$0.26

Net income per share, diluted	$0.30	$0.38	$0.33	$0.27	$0.37	$0.31	$0.22	$0.26

2014 COMPARED WITH 2013
Net income of $4.81 million in 2014 was an 11.0% increase from 2013 net income of $4.33 million. Earnings per share on a fully diluted basis were $1.28 in 2014 compared to $1.16 in 2013. Profitability as measured by return on average equity increased from 8.89% in 2013 to 8.98% in 2014. Profitability as measured by return on average assets increased from 0.72% in 2013 to 0.80% in 2014. The year to year increase in net income was primarily due to a $1.80 million decrease in the provision for loan losses, partially offset by a $612,000 decrease in net interest income and a $701,000 increase in total other expenses.

2013 COMPARED WITH 2012
Net income of $4.33 million in 2013 was an 111.0% increase from 2012 net income of $2.05 million. Earnings per share on a fully diluted basis were $1.16 in 2013 compared to $0.55 in 2012. Profitability as measured by return on average equity increased from 4.25% in 2012 to 8.89% in 2013. Profitability as measured by return on average assets increased from 0.35% in 2012 to 0.72% in 2013. The year to year increase in net income was primarily due to a $4.01 million decrease in the provision for loan losses and a $330,000 increase in total other income, partially offset by a $942,000 decrease in net interest income.

NET INTEREST INCOME AND EXPENSE

2014 COMPARED WITH 2013
Net interest income decreased $612,000 or 3.1% to $19.37 million for the year ended December 31, 2014 from $19.98 million for the year ended December 31, 2013.  The decrease in net interest income was due to the impact of the average loan portfolio decreasing from $450.9 million in 2013 to $442.8 million in 2014, as well as the decline on the rate earned on loans over the same period from 4.83% to 4.60%. This led to the Company's net interest margin decreasing from 3.64% in 2013 to 3.55% in 2014.  Total average earning assets decreased from $557.3 million in 2013 to $552.5 million in 2014. The percentage of average earning assets to total assets decreased from 93.2% in 2013 to 92.4% in 2014.

Total interest income decreased $1.11 million or 4.8% to $21.94 million in 2014 from $23.05 million in 2013. This decrease was due to the 17 basis point decrease in the average yield on assets, as well as the decrease in total average earning assets of $4.9 million or 0.9%, from 2013 to 2014. The yield on earning assets declined from 4.19% in 2013 to 4.02% in 2014 due to the decline in market interest rates in the economy at large over the last five years, as well as the decrease in average loan balances.

Average total loan balances decreased $8.1 million or 1.8% from $450.9 million in 2013 to $442.8 million in 2014. The tax-equivalent average yield on loans decreased to 4.60% in 2014 compared with 4.83% in 2013. Together, this resulted in a $1.39 million decrease in interest and fee income from loans for 2014 compared with 2013. On a tax-equivalent basis, the year-to-year decrease in interest and fee income on loans was $1.40 million.

Average investment security balances increased $6.2 million from $50.5 million in 2013 to $56.8 million in 2014. The tax-equivalent average yield on investments increased from 2.70% in 2013 to 2.90% in 2014. Together interest and dividend income on security investments increased $276,000 from 2013 to 2014 on a tax-equivalent basis.

Interest income on deposits at other banks increased from $169,000 in 2013 to $171,000 in 2014 due to the average interest rate earned on these deposits increasing from 0.30% for 2013 to 0.32 % for 2014, substantially offset by the decrease in average balances from $55.9 million in 2013 to $52.9 million in 2014.

Total interest expense decreased $498,000 or 16.3% from $3.06 million in 2013 to $2.56 million in 2014, primarily due to the replacement of more costly time deposits with less expensive demand deposit accounts, NOW accounts, and savings deposits. Interest paid on deposits decreased $219,000 or 9.7% from $2.26 million in 2013 to $2.04 million in 2014. Average NOW deposit balances increased $11.6 million from 2013 to 2014 while the average rate on NOW accounts remained at 0.22% for both 2013 and 2014, resulting in $14,000 more interest expense in 2014.  Average money market account deposit balances increased $6.23 million from 2013 to 2014, and the average rate on money market account deposits increased from 0.18% to 0.21%, resulting in $25,000 more interest expense in 2014.  Average savings account deposit balances increased $3.1 million from 2013 to 2014 while the average rate on savings account deposits decreased from 0.12% to 0.11%, resulting in $10,000 less interest expense in 2014.  Average time deposit balances decreased $22.3 million from 2013 to 2014 while the average rate on time deposits increased from 1.38% to 1.44%, resulting in a decrease of $248,000 in interest expense from 2013 to 2014.

Interest expense on FHLB of Atlanta advances decreased $279,000 from 2013 to 2014 due to the decrease in the average rate paid from 3.12% in 2013 to 2.49% in 2014, as well as a $6.3 million decrease in average balances over the same time periods.  The interest expense on trust preferred capital securities were $$199,000 for both 2013 and 2014. The average rate on total interest-bearing liabilities decreased from 0.67% in 2013 to 0.57% in 2014.

2013 COMPARED WITH 2012
Net interest income decreased $942,000 or 4.5% to $19.98 million for the year ended December 31, 2013 from $20.93 million for the year ended December 31, 2012.  The decrease in net interest income was due to the impact of the higher yielding average loan portfolio decreasing from $455.9 million in 2012 to $450.9 million in 2013, as well as the decline on the rate earned on loans over the same period from 5.20% to 4.83%. This led to the Company's net interest margin decreasing from 3.85% in 2012 to 3.64% in 2013.  Total average earning assets increased from $551.6 million in 2012 to $557.3 million in 2013. The percentage of average earning assets to total assets decreased from 93.6% in 2012 to 93.2% in 2013.

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

Average investment security balances decreased $6.5 million from $57.0 million in 2012 to $50.5 million in 2013. The tax-equivalent average yield on investments increased from 2.56% in 2012 to 2.70% in 2013. Together, interest and dividend income on security investments decreased $95,000 from 2012 to 2013 .

Interest income on deposits at other banks increased from $114,000 in 2012 to $169,000 in 2013 due to the increase in average balances from $38.7 million in 2012 to $55.9 million in 2013. The average interest rates paid on these deposits was 0.30% in both 2012 and 2013.

Total interest expense decreased $967,000 or 24.0% from $4.03 million in 2012 to $3.06 million in 2013, primarily due to the replacement of more costly time deposits with less expensive demand deposit accounts, NOW accounts, and savings deposits. Interest paid on deposits decreased $614,000 or 21.4% from $ 2.87 million in 2012 to $ 2.26 million in 2013. Average NOW deposit balances increased $21.0 million from 2012 to 2013 while the average rate on NOW accounts decreased from 0.28% to 0.22%, resulting in $55,000 less interest expense in 2013.  Average money market account deposit balances decreased $600,000 from 2012 to 2013 while the average rate on money market account deposits decreased from 0.20% to 0.18%, resulting in $8,000 less interest expense in 2013.  Average savings account deposit balances increased $8.5 million from 2012 to 2013 while the average rate on savings account deposits decreased from 0.16% to 0.12%, resulting in $12,000 less interest expense in 2013.  Average time deposit balances decreased $22.3 million from 2012 to 2013 while the average rate on time deposits decreased from 1.54% to 1.38%, resulting in a decrease of $539,000 in interest expense from 2012 to 2013.

Interest expense on FHLB of Atlanta advances decreased $352,000 from 2012 to 2013 due to the decrease on the average rate paid from 3.81% in 2012 to 3.12% in 2013, as well as a $5.7 million decrease in average balances over the same time periods.  The interest expense on trust preferred capital securities decreased $1,000 from 2012 to 2013. The average on total interest-bearing liabilities decreased from 0.89% in 2012 to 0.67% in 2013.

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

Average Balances, Income and Expenses, and Average Yields and Rates

(Dollars in thousands)	12 Months Ended December 31, 2014			12 Months Ended December 31, 2013			12 Months Ended December 31, 2012
Assets	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate
Loans
Taxable	$434,111	$19,973	4.60%	$435,962	$21,337	4.89%	$440,585	$23,147	5.25%
Tax-exempt (1)	6,527	414	6.34%	7,147	454	6.35%	8,357	541	6.48%
Non-accrual (2)	2,125	-		7,785	-		6,943	-
Total Loans	442,763	20,387	4.60%	450,894	21,791	4.83%	455,885	23,688	5.20%

Securities
Taxable	50,177	1,276	2.54%	43,855	995	2.27%	50,135	1,090	2.17%
Tax-exempt (1)	6,578	368	5.60%	6,687	373	5.57%	6,903	373	5.40%
Total securities	56,755	1,644	2.90%	50,542	1,368	2.70%	57,038	1,463	2.56%

Deposits in banks	52,931	171	0.32%	55,865	169	0.30%	38,671	114	0.30%
Federal funds sold	11	-	0.20%	10	-	0.15%	10	-	0.20%
Total earning assets	$552,460	$22,202	4.02%	$557,311	$23,328	4.19%	$551,604	$25,265	4.58%

Less: Reserve for loan losses	(6,862)			(6,618)			(7,991)
Cash and due from banks	5,123			5,105			5,076
Bank premises and equipment, net	19,954			14,928			15,124
Other real estate owned	1,961			1,413			1,779
Other assets	25,214			25,800			23,761
Total Assets	$597,850			$597,939			$589,353

Liabilities & Shareholders' Equity
Deposits
Demand deposits	$89,240			$87,390			$80,418

Interest-bearing deposits
NOW accounts	206,343	$445	0.22%	194,746	$431	0.22%	173,768	$486	0.28%
Money market accounts	50,027	104	0.21%	43,799	79	0.18%	44,399	87	0.20%
Savings accounts	75,908	80	0.11%	72,818	90	0.12%	64,335	102	0.16%
Time deposits	97,786	1,409	1.44%	120,065	1,657	1.38%	142,384	2,196	1.54%
Total interest-bearing deposits	430,064	2,038	0.47%	431,428	2,257	0.52%	424,886	2,871	0.68%

Federal funds purchased	2	-	0.79%	2	-	0.82%	5	-	0.77%
Federal Home Loan Bank advances	13,107	327	2.49%	19,444	606	3.12%	25,166	958	3.81%
Capital securities of subsidiary trust	4,124	199	4.83%	4,124	199	4.83%	4,124	200	4.85%
Total interest-bearing liabilities	447,297	2,564	0.57%	454,998	3,062	0.67%	454,181	4,029	0.89%

Other liabilities	7,796			6,826			6,424
Shareholders' equity	53,517			48,725			48,330

Total Liabilities & Shareholders' Equity	$597,850			$597,939			$589,353

Net interest spread		$19,638	3.45%		$20,266	3.51%		$21,236	3.69%

Interest expense as a percent of average earning assets			0.46%			0.55%			0.73%
Net interest margin			3.55%			3.64%			3.85%

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

Rate / Volume Variance

	2014 Compared to 2013			2013 Compared to 2012
(In thousands)	Change	Due to Volume	Due to Rate	Change	Due to Volume	Due to Rate
Interest Income
Loans; taxable	$(1,364)	$(90)	$(1,274)	$(1,810)	$(242)	$(1,568)
Loans; tax-exempt (1)	(40)	(39)	(1)	(87)	(78)	(9)
Securities; taxable	281	143	138	(95)	(136)	41
Securities; tax-exempt (1)	(5)	(7)	2	-	(11)	11
Deposits in banks	2	(9)	11	55	50	5
Federal funds sold	-	-	-	-	-	-
Total Interest Income	(1,126)	(2)	(1,124)	(1,937)	(417)	(1,520)

Interest Expense
NOW accounts	14	25	(11)	(55)	59	(114)
Money market accounts	25	12	13	(8)	(1)	(7)
Savings accounts	(10)	4	(14)	(12)	14	(26)
Time deposits	(248)	(307)	59	(539)	(344)	(195)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-	-	-	-
Federal Home Loan Bank advances	(279)	(197)	(82)	(352)	(218)	(134)
Capital securities of subsidiary trust	-	-	-	(1)	-	(1)
Total Interest Expense	(498)	(463)	(35)	(967)	(490)	(477)
Net Interest Income	$(628)	$461	$(1,089)	$(970)	$73	$(1,043)

(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY

There was no provision for loan losses during 2014. The provision for loan losses was $1.80 million for 2013 and $5.81 million for 2012. The amount of the provision for loan loss for 2014, 2013, and 2012 was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. The loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends are also utilized in the determining the allowance. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The $1.80 million decrease in the provision for loan losses from 2013 to 2014 and the $4.01 million decrease in the provision for loan losses from $5.81 million in 2012 to $1.80 million in 2013 were largely in response to the $115,000 decrease in net loan charge-offs in 2014 from 2013,  and the $4.9 million decrease in net charge-offs from 2012 to 2013. Additional factors contributing to the decline in the provision for loan losses from 2013 through 2014 include the decline in non-accrual loans from $2.2 million to $1.2 million, the decline in impaired loans from $10.8 million to $8.8 million, and the decline in substandard loans from $31.4 million to $25.1 million over the same respective time time period.

LOAN PORTFOLIO

At December 31, 2014, 2013, and 2012, net loans accounted for 71.8%, 72.2%, and 74.0% of total assets, respectively, and were the largest category of the Company's earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

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

The Bank considers all consumer installment loans and smaller residential mortgage loans to be homogenous loans. These loans are not subject to individual evaluation for impairment under authoritative accounting guidelines.

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

A troubled debt restructuring ("TDR") identification process has been established using a template of questions that determine whether a debtor is experiencing financial difficulty and, if so, whether the Bank has granted a concession to a borrower by modifying the loan. Then, mitigating factors are evaluated to determine a final conclusion as to the whether the loan should be classified as a TDR.

There are 14 loans in the portfolio totaling $8.1 million that have been identified as TDRs at December 31, 2014. Five loans were modified in 2014, eight loans were modified in 2013 and four in 2012. At December 31, 2014, three of the loans that were identified as TDRs, totaling $642,000, remain in nonaccrual status due to irregular payments. Reserves on TDRs have been established as appropriate. The remaining 11 loans were current and performing in accordance with the modified terms.

Non-performing assets totaled $2.6 million or 0.43% of total assets at December 31, 2014, as compared with $7.6 million or 1.23% of total assets at December 31, 2013 and $12.4 million or 2.06% of total assets at December 31, 2012.  Included in non-performing assets at December 31, 2014 were $1.4 million of other real estate owned, and $1.2 million of non-accrual loans. Non-performing loans, other real estate owned, and other repossessed assets totaled $2.6 million or 0.59% of total loans, other real estate owned, and other repossessed assets at December 31, 2014, as compared with $6.3 million or 1.38% of total loans, other real estate owned, and other repossessed assets at December 31, 2013 and $12.1 million or 2.66% of total loans, other real estate owned, and other repossessed assets at December 31, 2012.

At December 31, 2014, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at December 31, 2014 was approximately $12.9 million or 2.9% of loans to the childcare industry.

Based on regulatory guidelines, the Bank is now required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of December 31, 2014, construction and land loans are $31.0 million or 49.9% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $129.8 million or 208.6% of the concentration level.

The allowance for loan losses as a percentage of non-performing loans was 439.4%, 305.3%, and 58.8% at December 31, 2014, 2013, and 2012, respectively. The primary reason for the increase in this coverage ratio from 2012 to 2014 was due to the decrease in nonaccrual loans from $10.7 million at December 31, 2012 to $2.2 million at December 31, 2013 and $1.2 million at December 31, 2014.

The number of non-performing loan relationships was 11 at December 31, 2014 compared with 12 at December 31, 2013, and 18 at December 31, 2012.

The Bank's other real estate owned at December 31, 2014 was one property with a total net value of $1.4 million consisting of 47 acres of undeveloped land in Opal, Virginia. Other real estate owned at December 31, 2013 was $4.1 million.  Approximately $2.7 million of the net value consisted of a 176 acre restaurant/inn/spa facility in Casanova, Virginia, which was subsequently sold on February 4, 2014, and the $1.4 million Opal property.

At December 31, 2014, there were no loans, excluding student loans, that were 90 days past due and accruing interest. Excluding student loans, loans that were 90 days past due and accruing interest totaled $506,000 and $132,000 at December 31, 2013 and 2012, respectively.

There were loans totaling $8.8 million at December 31, 2014 that were considered impaired and were allocated $1.3 million of loan loss reserves.  This included loans totaling $7.6  million that were performing and accruing interest at December 31, 2014.  Additionally, there were loans totaling $1.2 million  that were not in accrual status.  There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower's ability to repay.

At December 31, 2014, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2014, 2013, 2012, 2011, and 2010.

Loan Portfolio

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Loans secured by real estate:
Construction and land	$39,085	$32,807	$40,045	$38,112	$27,390
Residential real estate	143,477	142,256	136,590	139,046	136,137
Home equity lines of credit	42,732	43,476	45,025	45,724	51,023
Commercial real estate	165,528	176,320	193,005	201,420	215,349
Commercial and industrial loans (except those secured by real estate)	26,924	24,746	27,140	29,061	29,819
Consumer loans to individuals (except those secured by real estate)	3,015	3,810	4,567	5,451	7,031
Student	19,700	27,962	4,994	-	-
Total loans	$440,461	$451,377	$451,366	$458,814	$466,749

The following table sets forth certain information with respect to the Bank's non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:

Non-Performing Assets and Loans Contractually Past Due

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Non-accrual loans	$1,227	$2,184	$10,650	$4,621	$2,109
Other real estate owned	1,406	4,085	1,406	1,776	2,821
Other repossessed assets owned	-	-	-	15	21
Non-performing corporate bond investments, at fair value	-	1,300	325	335	552
Total non-performing assets	2,633	7,569	12,381	6,747	5,503

Restructured loans still accruing	7,431	8,613	5,556	-	-
Student loans (U.S. Gov. guaranteed) past due 90 or more days and still accruing	4,551	7,917	-	-	-
Loans past due 90 days and still accruing interest	-	506	132	101	263
Total non-performing and other risk assets	$14,615	$24,605	$18,069	$6,848	$5,766

Allowance for loan losses as percentage of total loans, period end	1.22%	1.48%	1.39%	1.47%	1.35%

Non-accrual loans to total loans, period end	0.28%	0.48%	2.36%	1.01%	0.45%

Allowance for loan losses as percentage of non-performing loans, period end	439.36%	305.27%	58.76%	145.60%	299.05%

Non-accrual loans and restructured loans still accruing to total loans, period end	1.97%	2.39%	3.59%	1.01%	0.45%

Non-performing assets as percentage of total assets, period end	0.43%	1.23%	2.06%	1.10%	0.92%

Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" Note 3 of the Notes to Consolidated Financial Statements contained herein.

ANALYSIS OF LOAN LOSS EXPERIENCE

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectability of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans, and current economic conditions. Management periodically reviews the loan portfolio to determine probable credit losses related to specifically identified loans as well as credit losses inherent in the remainder of the loan portfolio. Allowances for impaired loans are generally determined based on net realizable values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance remains subject to change. Additions to the allowance for loan losses, recorded as the provision for loan losses on the Company's statements of income, are made as needed to maintain the allowance at an appropriate level based on management's analysis of the inherent risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level and nature of impaired and non-performing loans, historical loan-loss experience, the amount of loan losses actually charged off or recovered during a given period and current national and local economic conditions.

At December 31, 2014, 2013, 2012, 2011, and 2010, the allowance for loan losses was $5.4 million, $6.7 million, $6.3 million, $6.7 million, and $6.3 million, respectively.  As a percentage of total loans, the allowance for loan losses increased from 1.39% at December 31, 2012 to 1.48% at December 31, 2013 and decreased to 1.22% at December 31, 2014. The allowance for loan losses equaled 439.4% of non-accrual loans at December 31, 2014 compared with 305.3% and 58.8% at December 31, 2013 and 2012, respectively.

The following table summarizes the Bank's loan loss experience for each of the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively:

Analysis of Allowance for Loan Losses

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Allowance for loan losses, January 1,	$6,667	$6,258	$6,728	$6,307	$5,482

Secured by real estate:
Construction and land	313	-	-	-	-
1-4 family residential	172	284	126	597	250
Home equity line of credit	91	174	536	472	111
Commercial real estate	560	686	5,004	-	632
Commercial and industrial	171	257	526	599	96
Student	139	-	-	-	-
Consumer	18	104	117	60	255
Total loans charged-off	1,464	1,505	6,309	1,728	1,344

Secured by real estate:
Construction and land	65	-	-	-	-
1-4 family residential	22	2	2	-	6
Home equity line of credit	5	11	-	3	-
Commercial real estate	-	-	9	161	10
Commercial and industrial	86	76	7	12	9
Student	-	-	-	-	-
Consumer	10	25	14	40	69
Total loans recoveries	188	114	32	216	94

Net Charge-Offs	1,276	1,391	6,277	1,512	1,250

Provision for loan losses	0	1,800	5,807	1,933	2,075

Allowance for loan losses, December 31,	$5,391	$6,667	$6,258	$6,728	$6,307

Ratio of net charge-offs to average loans	0.29%	0.31%	1.38%	0.33%	0.27%

The following table allocates the allowance for loan losses at December 31, 2014, 2013, 2012, 2011, and 2010 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

Allocation of Allowance for Loan Losses

	2014		2013		2012
(Dollars in thousands)	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction and land	$699	8.87%	$412	7.27%	$402	8.87%
1-4 family residential	1,424	32.58%	1,261	31.52%	1,691	30.26%
Home equity line of credit	296	9.70%	1,314	9.63%	1,336	9.98%
Commercial real estate	1,943	37.58%	2,320	39.06%	1,685	42.76%
Commercial and industrial	516	6.11%	964	5.48%	932	6.01%
Student	72	4.47%	196	6.20%	-	1.11%
Consumer	37	0.69%	18	0.84%	40	1.01%
Unallocated	404	-	182	-	172	-
	$5,391	100.00%	$6,667	100.00%	$6,258	100.00%

	2011		2010
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction	$195	8.31%	$150	5.87%
1-4 family residential	1,584	30.31%	1,623	29.17%
Home equity line of credit	698	9.97%	1,106	10.93%
Commercial real estate	2,899	43.90%	2,321	46.13%
Commercial and industrial	795	6.33%	793	6.39%
Student	-	-	-	-
Consumer	31	1.18%	314	1.51%
Unallocated	526	-	-	-
	$6,728	100.00%	$6,307	100.00%

NON-INTEREST INCOME

2014 COMPARED WITH 2013
Total non-interest income decreased by $73,000 from $6.70 million in 2013 to $6.62 million in 2014, primarily due to a $276,000 decrease in service charges on deposit accounts, a $141,000 decrease on gains on the sale of securities, and a $101,000 decrease in brokerage income, partially offset by a $314,000 increase in trust and estate income and a $131,000 increase in other service charges during 2014 compared with 2013.

Recurring non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary trust and estate fees, brokerage income, service charges on deposit accounts, and other fee income.

Trust and estate income increased $314,000 or 21.0% from 2013 to 2014,  primarily due to the increase in new customer relationships and the higher stock market valuation in 2014 compared with 2013.

Brokerage income decreased $101,000 or 24.6% from  2013 to 2014.

Service charges on deposit accounts decreased $276,000 or 9.8% to $2.54 million for 2014, compared with $2.82 million for 2013. The reason for the change is difficult to determine, but may be due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology.

Other service charges, commissions and fees increased $131,000 or 7.2 % from $1.83 million during 2013 to $1.96 million during 2014, primarily due to the receipt of approximately $300,000 in tax-free death benefit in excess of surrender value related to bank-owned life insurance ("BOLI"). Included in other service charges, commissions, and income is debit card interchange income, net, which totaled $1.09 million and $1.15 million for 2014 and 2013, respectively.  Also included in other service charges, commissions, and income is the increase in BOLI income, which was $677,000 in 2014 compared with $395,000 in 2013.  Total cash value of BOLI was 12.5 million at December 31, 2014 compared with $12.4 million at December 31, 2013.

The gains on the sale of securities decreased from $144,000 in 2013 to $3,000 in 2014. See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion regarding the methodology for determining impairment on the Bank's investment securities, as well as the gains on the sale of securities.

Management seeks to increase the level of its future fee income from wealth management services and deposits through the increase of its market share within its marketplace.

2013 COMPARED WITH 2012
Total non-interest income increased by  $330,000 from $6.37 million in 2012 to $6.70 million in 2013 primarily due to increases in trust and estate income, brokerage income and other service charges, as well as the absence of other than temporarily impaired losses on the investment in pooled trust preferred securities.

Trust and estate income increased $89,000 or 6.3% from 2012 to 2013, primarily as the result of the increase in new and profitable trust relationships. Brokerage income increased $88,000 or 27.2% from $323,000 in 2012 to $411,000 in 2013.  Service charges on deposit accounts increased $126,000 or 4.7% to $2.82 million for 2013, compared with $2.69 million for 2012. Other service charges, commissions and fees increased $49,000 or 2.8% from $1.78 million in 2012 to $1.83 million in 2013, primarily due to the increase in debit-card interchange income. Also included in other service charges, commissions, and fees is BOLI income, which was $395,000 in 2013 compared with $416,000 in 2012.

The gains on the sale of securities decreased from $166,000 in 2012 to $144,000 in 2013.

NON-INTEREST EXPENSE

2014 COMPARED WITH 2013
Total non-interest expense increased $701,000 or 3.7% in 2014 compared with 2013. The increase was primarily due to increases in salary and benefit expenses, occupancy expenses, and furniture and equipment expenses, partially offset by decreases in legal, audit and consulting expenses, FDIC insurance premiums and a net recovery of  $91,000 on the sale of the Other Real Estate Owned ("OREO") properties.

Salary and benefit expenses increased $712,000, or 7.5% in 2014 compared with 2013, primarily reflecting the increase in incentive pay, merit salary increases, and increases to the supplemental executive retirement plan. In addition, the Bank increased its full-time equivalent employees by approximately four people from year-end 2013 to year-end 2014, primarily reflecting the addition of the Gainesville branch in 2014.

The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest non-interest expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion; however, would be expected to be offset by the increased revenue generated by the additional services that the new staff would enable the Bank to perform. During 2015, the Bank expects additional compensation and consulting expense associated with the chief executive officer succession projected for 2016.

Net occupancy expense increased $337,000 or 17.5%, and furniture and equipment expense increased $104,000 or 10.0%, from 2013 to 2014 reflecting the opening of the Gainesville and Centreville Road, Manassas branches.

Marketing expense increased $21,000 or 3.5% from 2013 to 2014 primarily due to an increase in advertising in 2014.

Consulting expense, which includes legal and accounting professional fees, decreased $373,000 or 30.1% in 2014 compared with 2013. This decrease is primarily due to a decline in legal expenses associated with the workout of problem loans in 2014 compared with 2013.

Data processing expense increased $60,000 or 4.4% in 2014 compared with 2013 primarily due to the increase in the volume of transactions processed. The Bank outsources much of its data processing to a third-party vendor.

The FDIC deposit insurance expense decreased $149,000 or 29.3% from $509,000 for 2013 to $360,000 for 2014, primarily due to improvements in the qualitative factors used to calculate the FDIC deposit insurance premium expense.

There was a $91,000 net gain on the sale of OREO properties in 2014 compared to a $20,000 net loss in 2013. At December 31, 2014, the Bank has one OREO property with a total valuation of $1.4 million compared with two properties with a valuation of $4.1 million at December 31, 2013.

2013 COMPARED WITH 2012

Total non-interest expense increased $36,000 or 0.2% in 2013 compared with 2012. The increase was primarily due to increases in legal, data processing, and other operating expenses, fundamentally offset by decreases in furniture and equipment expenses, marketing expenses, and losses on the sale or impairment of OREO properties.

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

INCOME TAXES
Income tax expense decreased by $61,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013.  Income tax expense increased by $1.08 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The effective tax rates were 22.3%, for 2014, 25.0% for 2013, and 14.9% for 2012. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI, and community development tax credits. Community development tax credits increased from approximately $130,000 in 2012 and $218,000 in 2013 to $334,000 in 2014, and are projected to be approximately $393,000 in 2015.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2014 AND DECEMBER 31, 2013

Total assets were $606.3 million at December 31, 2014, a decrease of 1.5% or $9.5 million from $615.8 million at December 31, 2013. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, total investments, net bank premises and equipment, total deposits and other liabilities. Each of these categories, as well as investment securities and company-obligated mandatorily redeemable capital securities of subsidiary trust, is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks decreased from $65.0 million at December 31, 2013 to $57.5 million at December 31, 2014. The decrease in interest-bearing deposits in other banks was primarily the result of less excess liquidity being temporarily deposited at the Federal Reserve Bank of Richmond due to the decrease in total deposits.

INVESTMENT SECURITIES. Total investment securities were $57.4 million at December 31, 2014, reflecting an increase of $3.8 million from $53.6 million at December 31, 2013.  At December 31, 2014 and 2013, all investment securities were available for sale. The unrealized gain, net of taxes, of the available for sale securities portfolio totaled $160,000 at December 31, 2014 compared with an unrealized loss, net of tax benefit, of $847,000 at December 31, 2013. See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion on the Bank's investment securities.

At December 31, 2014, 2013, and 2012, the carrying values of the major classifications of securities were as follows:

Investment Portfolio

	Available for Sale (1)
(In thousands)	2014	2013	2012
Obligations of U.S. Government corporations and agencies	$46,965	$43,937	40,014
Obligations of states and political subdivisions, taxable	526	509	541
Obligations of states and political subdivisions, tax-exempt	6,388	6,526	6,849
Corporate bonds	3,161	2,250	325
Mutual funds	366	349	363
Total	$57,406	$53,571	$48,092

(1) Amounts for available for sale securities are based on fair value.

The following is a schedule of estimated maturities, or call date if more probable, or next rate repricing adjustment date and related weighted average yields of securities at December 31, 2014:

Estimated Repricing or Maturity Distribution and Yields of Securities

	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$4,457	1.89%	$6,109	0.90%	$4,608	1.34%
Obligations of states and political subdivisions, taxable	-		-		526	1.98%
Corporate bonds	-		-		-
Other taxable securities	-		-		-
Total taxable	4,457	1.89%	6,109	0.90%	5,134	1.40%
Obligations of states and political subdivisions, tax-exempt	612	1.81%	4,938	2.06%	837	2.70%
Total securities:	$5,069	1.88%	$11,047	1.42%	$5,971	1.58%

	Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$31,791	1.95%	$46,965	1.74%
Obligations of states and political subdivisions, taxable	-	0.00%	526	1.98%
Corporate bonds	3,161	5.16%	3,161	5.16%
Other taxable securities	366	2.17%	366	2.17%
Total taxable	35,318	2.24%	51,018	1.96%
Obligations of states and political subdivisions, tax-exempt	-		6,388	2.12%
Total securities:	$35,318	2.24%	$57,406	1.98%

Excluding obligations of U. S. Government corporations and agencies, no Bank security investment from a single issuer exceeded 10% of shareholders' equity.

LOANS. Total net loan balance after allowance for loan losses was $435.1 million at December 31, 2014, which represents a decrease of $9.6 million or 2.2% from $444.7 million at December 31, 2013. Commercial real estate loans decreased $10.8 million, construction and land loans increased $6.3 million and commercial and industrial loans increased $2.2 million from year-end 2013 to year-end 2014, while U.S. Government guaranteed student loans decreased $8.3 million and residential real estate loans increased $477,000 over the same time period. The Bank's loans are made primarily to customers located within the Bank's primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2014:

Maturity Schedule of Selected Loans

(In thousands)	Within 1 Year	1 Year Within 5 Years	After 5 Years	Total

Commercial real estate loans	$29,082	$82,704	$53,742	$165,528
Commercial and industrial loans	16,783	9,837	304	26,924
Construction and land loans	18,204	19,369	1,512	39,085
	$64,069	$111,910	$55,558	$231,537
For maturities over one year:
Floating and adjustable rate loans		$13,851	$41,160	$55,011
Fixed rate loans		98,059	14,398	112,457
		$111,910	$55,558	$167,468

BANK PREMISES AND EQUIPMENT, NET. For the year ended December 31, 2014, bank premises and equipment, net of depreciation, totaled $21.1 million, an increase of $5.7 million, primarily due to the opening of the Gainesville and Centreville Road, Manassas offices during 2014.

DEPOSITS. For the year ended December 31, 2014, total deposits decreased by $15.0 million or 2.8% when compared with total deposits one year earlier. Non-interest-bearing deposits decreased by $452,000 and interest-bearing deposits decreased by $14.5 million.

Included in interest-bearing deposits at December 31, 2014 were $18.1 million of brokered deposits, or 3.4% of total deposits. This compares with $21.9 million of brokered deposits at December 31, 2013, or 4.1% of total deposits. Of the $18.1 million in brokered deposits at December 31, 2014, $1.8 million were deposits of Bank customers, exchanged through the Certificate of Deposit Account Registry Services' ("CDARS") network and $11.9 million were money market deposits through the "Insured Cash Sweep Service ("ICS") network.  Of the $21.9 million in brokered deposits at December 31, 2013, $13.8 million were deposits of Bank customers, exchanged through the CDARS and ICS networks.  With these programs, funds are placed into certificate of deposits and money market deposits issued by other banks in the network, in increments usually less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the bank and making these funds fully available for lending in our community.

The Bank projects to increase its transaction account and other deposits in 2015 and beyond through the expansion of its branch network, as well as by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

Deposits and Rates Paid

	December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest-bearing	$89,240		$87,390		$80,418

Interest-bearing:
NOW accounts	206,343	0.22%	194,746	0.22%	173,768	0.28%
Money market accounts	50,027	0.21%	43,799	0.18%	44,399	0.20%
Regular savings accounts	75,908	0.11%	72,818	0.12%	64,335	0.16%
Time deposits:	97,786	1.44%	120,065	1.38%	142,384	1.54%
Total interest-bearing	430,064	0.47%	431,428	0.52%	424,886	0.68%
Total deposits	$519,304		$518,818		$505,304

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2014:

Maturities of Certificates of Deposits and Other Time Deposits of $100,000 or More

	December 31, 2014
(In thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	One to Four Years	Over Four Years	Total
$100,000 to $250,000	$4,998	$6,789	$8,264	$5,061	$1,616	$26,728
Over $250,000	3,546	1,870	4,680	712	4,339	15,147
Total	$8,544	$8,659	$12,944	$5,773	$5,955	$41,875

BORROWINGS. Amounts and weighted average rates for long and short-term borrowings as of December 31, 2014, 2013 and 2012 are as follows:

Borrowed Funds

	December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

FHLB advances	$13,075	2.46%	$13,139	2.46%	$28,200	3.49%

At December 31, 2014, the weighted average life of the borrowed funds portfolio was approximately 5.6 years.

OTHER LIABILITIES. For the year ended 2014, other liabilities totaled $8.7 million, an increase of $1.6 million, primarily due to a future commitments associated with the Bank's supplemental executive retirement plan and its investment in community development tax credits.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $55.2 million at December 31, 2014 compared with $51.2 million at December 31, 2013. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  The Company initiated an open market stock buyback program in 1998. No shares were repurchased in 2012, 2013 and 2014.

Accumulated other comprehensive income (loss) increased to an unrealized loss, net of taxes benefit, of $101,000 at December 31, 2014, compared with an unrealized loss net of tax benefit of $941,000  at December 31, 2013 and an unrealized loss net of tax benefit of $1.7 million at December 31, 2012.

During 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under current applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Government Supervision and Regulation" in Part I, Item 1 of this Form 10-K, banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2014, the appropriate regulatory authorities have categorized the Company and the Bank as "well capitalized."

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $64.4 million at December 31, 2014 compared with $71.1 million at December 31, 2013. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $6.3 million was unpledged and readily salable at December 31, 2014. In addition, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $143.7 million at December 31, 2014 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks, including the Federal Reserve, totaling approximately $60.3 million. At December 31, 2014, $13.1 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2014 and 2013. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Use

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$60,302	$-	$60,302	$57,326	$-	$57,326
Federal Home Loan Bank lines of credit	143,712	13,075	130,637	124,113	13,139	110,974
Federal funds sold and interest-bearing deposits in other banks, excluding reserve requirements			30,394			37,967
Securities, available for sale and unpledged at fair value			6,290			13,445
Total short-term funding sources			$227,623			$219,712

Uses:
Unfunded loan commitments and lending lines of credit			$82,308			$70,762
Letters of credit			3,349			7,515
Total potential short-term funding uses			$85,657			$78,277

Ratio of short-term funding sources to potential short-term funding uses			265.7%			280.7%

CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures in effect during 2014 established by regulation to ensure capital adequacy required the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2014, that the Company and the Bank more than satisfy all capital adequacy requirements to which they were subject.

At December 31, 2014 and 2013, the Company exceeded its regulatory capital ratios, as set forth in the following table:

Regulatory Capital Ratios

	December 31,
(Dollars in thousands)	2014	2013

Tier 1 Capital:
Shareholders' Equity	$55,157	$51,227
Plus: Unrealized loss (gain) on securities available for sale, net	(160)	847
Less: Unrealized loss on equity securities, net	-	-
Plus: Accumulated net losses (gains) on hedges and supplemental retirement plans	261	94
Plus: Company-obligated mandatorily redeemable capital securities	4,000	4,000
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	59,258	56,168

Tier 2 Capital:
Allowable Allowance for Loan Losses	5,272	5,303

Total Capital:	$64,530	$61,471

Risk Weighted Assets:	$421,670	$422,885

Leverage Ratio	9.83%	9.24%
Risk Based Capital Ratios:
Tier 1 to Risk Weighted Assets	14.05%	13.28%
Total Capital to Risk Weighted Assets	15.30%	14.54%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company's contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2014.

(In thousands)	Payments due by period
Contractual Obligations:	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years(1)
Debt obligations	$17,199	$68	$5,147	$165	$11,819
Operating lease obligations	21,852	2,479	5,064	4,942	9,367
Total	$39,051	$2,547	$10,211	$5,107	$21,186

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

The Company entered into one swap agreement with a total notional amount of $1.1 million dated September 26, 2012 to manage the interest rate risk related to a commercial loan.  The agreement allows the Company to convert fixed rate assets to floating rate assets through 2022.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus 2.50% and pays at the fixed rate of 4.15%

Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income and expense.  These interest rate swap agreements are considered derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates. The net interest expense on the four interest rate swaps was $228,000 for the year ended December 31, 2014. In addition, the net gain or loss on the hedged items and the hedges resulted in recognition of $58,000 in net interest expense in 2014.  This net gain or loss will net to zero as the loans and underlying hedge reach maturity.  In the year ended December 31, 2013, the net interest expense on the interest rate swaps was $227,000 and the net gain or loss on the hedged items and hedges resulted in recognition of $51,000 in net interest expense in 2013.

Commitments to extend credit and letters of credit were $82.3 million and $3.3 million, respectively, at December 31, 2014, and $70.8 million and $7.5 million, respectively, at December 31, 2013.

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

Revenues for standby letters of credit were $49,000 and $61,000 for 2014 and 2013, respectively. There were forty separate standby letters of credit at both December 31, 2014 and 2013, respectively. During 2014 and 2013, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value of equity under varying market rate assumptions. The Bank monitors exposure to instantaneous changes both up and down in rates of 100 basis points, 200 basis points, 300 basis points and 400 basis points over a rolling 12-month and 24-month period. The Bank has a two tier policy limit for the maximum negative impact on net interest income and change in equity from all instantaneous changes in interest rates up to 400 basis points. The first limit, or a level I variance, indicates a risk which is approaching unacceptable levels and could be reflective of an unfavorable balance sheet trend. When a level I variance is reached, an explanation of the variance is reported to the Board of Directors until the variance is within policy. This report to the Board of Directors analyzes whether the variance represents a long-term problem, or if the variance will be self-correcting. If the variance is determined to be a long-term problem, the level II actions will be taken. A level II measurement represents a risk to earnings which is unacceptable to senior management. If a level II measurement is reached, an action plan is presented to the Board of Directors to decrease variance level. This action plan may include, but is not limited to, changing loan pricing to alter fixed vs. adjustable-rate balances, changing time deposit pricing to alter term length of deposits, use of FHLB borrowings to lengthen duration, restructure the duration/maturity structure of the investment portfolio, use of off-balance sheet hedging instruments such as swaps , and adjust pricing of non-maturity deposits. Management has maintained a risk position within all policy guideline levels during 2013 and 2014.

The following tables present the Bank's anticipated market value changes in equity under various rate scenarios as of December 31, 2014 and 2013:

Market Risk

	2014
(Dollars in thousands)	Percentage Change	Market Value Change	Minus 200 pts	Current Fair Value	Plus 200 pts	Market Value Change	Percentage Change

Interest earning deposits in banks				$57,599	$57,264	$(335)	(0.58)%
Fed funds sold				11	11	-	-
Securities				57,406	53,573	(3,833)	(6.68)%
Restricted securities				1,294	1,294	-	-
Loans receivable				434,405	417,252	(17,153)	(3.95)%
Total rate sensitive assets				550,715	529,394	(21,321)	(3.87)%
Other assets				54,971	54,971	-	-
Total assets				$605,686	$584,365	$(21,321)	(3.52)%

Demand deposits				$74,212	$70,220	$(3,992)	(5.38)%
Rate-bearing deposits				407,983	399,853	(8,130)	(1.99)%
Borrowed funds				17,299	15,449	(1,850)	(10.69)%
Other liabilities				8,715	8,715	-	-
Total liabilities				508,209	494,237	(13,972)	(2.75)%

Present value equity				97,477	90,128	(7,349)	(7.54)%
Total liabilities and equity				$605,686	$584,365	$(21,321)	(3.52)%

Note: Due to the absolute level of market interest rates at December 31, 2014, the calculation of a change in value due to an instantaneous decrease of 200 basis points would not be meaningful.

	2013
(Dollars in thousands)	Percentage Change	Market Value Change	Minus 200 pts	Current Fair Value	Plus 200 pts	Market Value Change	Percentage Change

Interest earning deposits in banks				$65,068	$64,729	$(339)	(0.52)%
Fed funds sold				9	9	-	-
Securities				53,571	49,714	(3,857)	(7.20)%
Restricted securities				1,462	1,462	-	-
Loans receivable				444,750	427,918	(16,832)	(3.78)%
Total rate sensitive assets				564,860	543,832	(21,028)	(3.72)%
Other assets				51,026	51,026	-	-
Total assets				$615,886	$594,858	$(21,028)	(3.41)%

Demand deposits				$65,984	$61,603	$(4,381)	(6.64)%
Rate-bearing deposits				428,412	418,908	(9,504)	(2.22)%
Borrowed funds				16,950	14,949	(2,001)	(11.81)%
Other liabilities				7,080	7,080	-	-
Total liabilities				518,426	502,540	(15,886)	(3.06)%

Present value equity				97,460	92,318	(5,142)	(5.28)%
Total liabilities and equity				$615,886	$594,858	$(21,028)	(3.41)%

Note: Due to the absolute level of market interest rates at December 31, 2013 , the calculation of a change in value due to an instantaneous decrease of 200 basis points would not be meaningful.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2014

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
Warrenton, Virginia

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  The management of Fauquier Bankshares, Inc. and its subsidiaries (the "Company") is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

               /S/Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 17, 2015

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share information)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$6,831	$6,120
Interest-bearing deposits in other banks	57,534	64,997
Federal funds sold	11	9
Securities available for sale	57,406	53,571
Restricted investments	1,294	1,462
Loans	440,461	451,377
Allowance for loan losses	(5,391)	(6,667)
Net loans	435,070	444,710
Bank premises and equipment, net	21,068	15,373
Accrued interest receivable	1,473	1,568
Other real estate owned, net of allowance	1,406	4,085
Bank-owned life insurance	12,458	12,433
Other assets	11,735	11,446
Total assets	$606,286	$615,774

Liabilities
Deposits:
Noninterest-bearing	$87,971	$88,423
Interest-bearing:
NOW accounts	222,371	222,507
Savings accounts and money market accounts	126,714	120,457
Time deposits	88,159	108,817
Total interest-bearing	437,244	451,781
Total deposits	525,215	540,204

Federal Home Loan Bank advances	13,075	13,139
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	8,715	7,080
Commitments and contingencies	-	-
Total liabilities	551,129	564,547

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding 2014: 3,730,877 shares including 34,965 non-vested shares; 2013: 3,713,342 shares including 34,109 non-vested shares	11,568	11,516
Retained earnings	43,690	40,652
Accumulated other comprehensive income (loss), net	(101)	(941)
Total shareholders' equity	55,157	51,227
Total liabilities and shareholders' equity	$606,286	$615,774

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
For Each of the Three Years Ended December 31

(Dollars in thousands)	2014	2013	2012
Interest Income
Interest and fees on loans	$20,245	$21,636	$23,504
Interest and dividends on securities available for sale:
Taxable interest income	1,175	883	986
Interest income exempt from federal income taxes	243	246	246
Dividends	101	111	104
Interest on deposits in other banks	171	169	114
Total interest income	21,935	23,045	24,954

Interest Expense
Interest on deposits	2,038	2,257	2,871
Interest on Federal Home Loan Bank advances	327	606	958
Distribution on capital securities of subsidiary trusts	199	199	200
Total interest expense	2,564	3,062	4,029

Net interest income	19,371	19,983	20,925

Provision for loan losses	-	1,800	5,807

Net interest income after provision for loan losses	19,371	18,183	15,118

Other Income
Trust and estate income	1,811	1,497	1,408
Brokerage income	310	411	323
Service charges on deposit accounts	2,541	2,817	2,691
Other service charges, commissions and income	1,957	1,826	1,777
Total other-than-temporary impairment gains on securities	-	-	60
Less: Portion of gain recognized in other comprehensive income before taxes	-	-	60
Net other-than-temporary impairment losses on securities	-	-	-
Gain on sale of securities	3	144	166
Total other income	6,622	6,695	6,365

Other Expenses
Salaries and benefits	10,187	9,475	9,435
Occupancy expense of premises	2,259	1,922	1,894
Furniture and equipment	1,143	1,039	1,156
Marketing expense	620	599	692
Legal, audit and consulting expense	865	1,238	1,013
Data processing expense	1,422	1,362	1,209
Federal Deposit Insurance Corporation expense	360	509	470
(Gain) loss on sale or impairment and expense of other real estate owned	(91)	20	391
Other operating expenses	3,042	2,942	2,810
Total other expenses	19,807	19,106	19,070

Income before income taxes	6,186	5,772	2,413

Income tax expense	1,380	1,441	360

Net Income	$4,806	$4,331	$2,053

Earnings per Share, basic	$1.29	$1.17	$0.56

Earnings per Share, assuming dilution	$1.28	$1.16	$0.55

Dividends per Share	$0.53	$0.48	$0.48

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For Each of the Years Ended December 31

(In thousands)	2014	2013	2012
Net Income
Other comprehensive income, net of tax:	$4,806	$4,331	$2,053
Interest rate swap, net of tax effect of $27 in 2014, $(110) in 2013 and $93 in 2012	(53)	214	(181)
Change in fair value of securities available for sale, net of tax effect of $(520) in 2014, $(333) in 2013 and $(46) in 2012	1,009	646	88
Reclassification adjustment for gain on sale of securities available for sale, net of tax effect of $1 in 2014, $49 in 2013 and $56 in 2012	(2)	(95)	(110)
Change in unrecognized benefit obligation for SERP plan, net of tax effect of $59 in 2014, $(3) in 2013 and $99 in 2012	(114)	6	(192)
Total other comprehensive income (loss), net of tax of $(433) in 2014, $(397) in 2013 and $202 in 2012	840	771	(395)
Comprehensive Income	$5,646	$5,102	$1,658

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Each of the Three Years in the Period Ended December 31, 2014

(Dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$11,384	$37,504	$(1,317)	$47,571
Net income	-	2,053	-	2,053
Other comprehensive income (loss) net of tax effect of $202	-	-	(395)	(395)
Cash dividends ($0.48 per share)	-	(1,774)	-	(1,774)
Amortization of unearned compensation, restricted stock awards	-	140	-	140
Issuance of common stock - non-vested shares (11,925 shares)	41	(41)	-	-
Issuance of common stock - vested shares (13,477 shares)	42	111	-	153
Balance, December 31, 2012	$11,467	$37,993	$(1,712)	$47,748

Balance, December 31, 2012	$11,467	$37,993	$(1,712)	$47,748
Net income	-	4,331	-	4,331
Other comprehensive income net of tax effect of $(397)	-	-	771	771
Cash dividends ($0.48 per share)	-	(1,782)	-	(1,782)
Amortization of unearned compensation, restricted stock awards	-	147	-	147
Issuance of common stock - non-vested shares (9,784 shares)	31	(31)	-	-
Issuance of common stock - vested shares (5,712 shares)	18	50	-	68
Tax effect of restricted stock awards	-	(56)	-	(56)
Balance December 31, 2013	$11,516	$40,652	$(941)	$51,227

Balance December 31, 2013	$11,516	$40,652	$(941)	$51,227
Net income	-	4,806	-	4,806
Other comprehensive income net of tax effect of $(433)	-	-	840	840
Cash dividends ($0.53 per share)	-	(1,978)	-	(1,978)
Amortization of unearned compensation, restricted stock awards	-	151	-	151
Issuance of common stock - non-vested shares (10,570 shares)	30	(30)	-	-
Issuance of common stock - vested shares (6,965 shares)	22	82	-	104
Tax effect of restricted stock awards	-	7	-	7
Balance December 31, 2014	$11,568	$43,690	$(101)	$55,157

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2014

(In thousands)	2014	2013	2012
Cash Flows from Operating Activities
Net income	$4,806	$4,331	$2,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,288	1,104	1,182
Disposal of obsolete assets fixed assets	-	11	-
Provision for loan losses	-	1,800	5,807
(Gain) loss on sale or impairment of other real estate	(130)	-	370
(Gain) loss on interest rate swaps	58	(51)	51
Deferred tax expense (benefit)	(219)	(292)	(53)
(Gain) on sale and call of securities	(3)	(144)	(166)
Tax effect of restricted stock awards	7	(56)	-
Amortization of security premiums, net	56	412	65
Amortization of unearned compensation, net of forfeiture	190	147	140
Changes in assets and liabilities:
(Increase) in other assets	(511)	(196)	(1,948)
Increase (decrease) in other liabilities	1,028	1,512	(1,461)
Net cash provided by operating activities	6,570	8,578	6,040

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	-	504	3,684
Proceeds from maturities, calls and principal payments of securities available for sale	10,796	15,998	21,661
Purchase of securities available for sale	(13,160)	(21,413)	(25,719)
Purchase of premises and equipment	(6,983)	(1,725)	(1,156)
Proceeds from redemption of other bank stock, net	168	875	206
Net decrease (increase) in loans	9,790	(4,421)	1,414
Proceeds from sale of other real estate owned	2,809	-	-
Net cash provided by (used in) investing activities	3,420	(10,182)	90

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	5,669	42,290	22,399
Net (decrease) in certificates of deposit	(20,658)	(17,220)	(37,834)
Federal Home Loan Bank advances	-	-	13,200
Federal Home Loan Bank principal repayments	(64)	(15,061)	(10,000)
Cash dividends paid on common stock	(1,791)	(1,782)	(1,774)
Issuance of common stock	104	68	153
Net cash provided by (used in) financing activities	(16,740)	8,295	(13,856)

Increase (decrease) in cash and cash equivalents	(6,750)	6,691	(7,726)

Cash and Cash Equivalents
Beginning	71,126	64,435	72,161
Ending	$64,376	$71,126	$64,435
Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$2,597	$3,155	$4,118
Income taxes	$1,344	$11	$2,930

Supplemental Disclosures of Noncash Investing Activities

Foreclosed assets acquired in settlement of loans	$-	$2,679	$-

Unrealized gain (loss) on securities available for sale, net of tax effect	$1,007	$551	$(22)

Unrealized gain (loss) on interest rate swap, net of tax effect	$(53)	$214	$(181)

Changes in benefit obligations and plan assets for defined benefit and post-retirement benefit plans, net of tax effect	$(114)	$6	$(192)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For Each of the Three Years in the Period Ended December 31, 2014

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Fauquier Bankshares, Inc. ("the Company") is the holding company of The Fauquier Bank ("the Bank") and Fauquier Statutory Trust II ("Trust II").  The Bank provides commercial, financial, agricultural, and residential and consumer loans to customers primarily in Virginia.  The loan portfolio is well diversified and generally is collateralized by assets of the customers.  The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.  The purpose of the September 2006 Trust II issuance was to use the proceeds to redeem the existing capital security Trust I issued on March 26, 2002.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to the reporting guidelines prescribed by regulatory authorities.  The following is a description of the more significant of those policies and practices.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany accounts and transactions between the Bank and the Company have been eliminated.

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

Management has determined that the Trust II qualifies as variable interest entity.  Trust II issued mandatorily redeemable capital securities to investors and loaned the proceeds to the Company.  Trust II held, as its sole asset, subordinated debentures issued by the Company in 2006.  The deconsolidation resulted in the Company's investment in the common securities of Trust II being included in other assets as of December 31, 2007 and a corresponding increase in outstanding debt of $124,000.

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

The allowance consists of specific (Accounting Standards Codification ("ASC") 310.10.35) and general (ASC 450.10) components.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonimpaired loans and is based on historical loss experience adjusted for qualitative factors and is also maintained to cover uncertainties that could affect management's estimate of probable losses.  This includes an unallocated portion of the allowance which reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio. Individual portfolio segments are evaluated on a rolling quarterly basis for the most recent eight quarters through a rating matrix that values internal and external qualitative factors and within a range of performing allocations by the following categories: delinquency, short term and long term loss history, and non-performing loans.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  There were no unrecognized tax benefits recorded as a liability as of December 31, 2014 and 2013.

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

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, and share appreciation rights. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the price of the Company's common stock at the date of the grant is used for restricted awards. There were no options granted in 2014, 2013 or 2012.

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

Marketing

The Company follows the policy of charging the costs of marketing, including advertising, to expense as incurred. Marketing expenses of $620,000, $599,000 and $692,000 were incurred in 2014, 2013 and 2012, respectively.

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

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, "Development Stage Entities," from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, "Consolidation," for determining whether an entity is a variable interest entity.  The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015.  Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in Compensation  Stock Compensation (Topic 718)", should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December  15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective  basis.  The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain  Government-Guaranteed Mortgage  Loans  upon Foreclosure." The amendments  in this ASU apply to creditors  that hold government guaranteed  mortgage  loans and is intended  to eliminate  the diversity  in practice  related to the classification  of these guaranteed  loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure,  any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments  on a prospective  basis or modified retrospective  basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity  has already  adopted  ASU  2014-14.  The Company  is currently  assessing  the impact  that ASU 2014-14 will have on its consolidated financial statements.

In August  2014, the FASB issued ASU No. 2014-15,  "Presentation  of Financial  Statements  – Going Concern  (Subtopic  205-40):  Disclosure  of Uncertainties  about  an Entity's  Ability  to Continue  as a Going  Concern." This update  is intended  to provide  guidance  about  management's responsibility  to evaluate  whether  there is substantial  doubt about an entity's  ability  to continue  as a going concern  and to provide  related footnote  disclosures. Management  is required  under the new guidance  to evaluate  whether there are conditions  or events, considered  in the aggregate,  that raise  substantial  doubt  about  the entity's  ability  to continue  as a going  concern  within  one year  after  the date  the financial statements are issued when preparing financial statements for each interim and annual reporting period.  If conditions or events are identified, the ASU specifies the process that must be followed by management  and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments  in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging (Topic 815):  Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity."  The amendments in ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, "Business Combinations (Topic 805):  Pushdown Accounting."  The amendments in ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.  The Company does not expect the adoption of ASU 2014-17 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items."  The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions.  Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$46,666	$464	$(165)	$46,965
Obligations of states and political subdivisions	6,537	377	-	6,914
Corporate bonds	3,597	34	(470)	3,161
Mutual funds	362	4	-	366
	$57,162	$879	$(635)	$57,406

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$44,193	$287	$(543)	$43,937
Obligations of states and political subdivisions	6,781	261	(7)	7,035
Corporate bonds	3,524	-	(1,274)	2,250
Mutual funds	354	-	(5)	349
	$54,852	$548	$(1,829)	$53,571

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(In thousands)	December 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$280	$281
Due after one year through five years	9,838	9,845
Due after five years through ten years	11,545	11,959
Due after ten years	35,137	34,955
Equity securities	362	366
	$57,162	$57,406

During 2014,  five bonds with an aggregate amortized cost of $5.2 million were called and $3,000 in gains were recognized.  U.S. Government corporation and agency bonds totaling $13.2 million were purchased in 2014. There were no OTTI losses on the investment in pooled trust preferred securities in 2014.

During 2013, one nonperforming pooled trust preferred security with a fair value of $504,000 was sold, resulting in a gain of $144,000.  Six bonds with an aggregate amortized cost of $7.0 million were called and no gains were  recognized.   U.S. Government corporation and agency bonds totaling $21.4 million were purchased in 2013.

During 2012, seven securities with an aggregate fair value of $3.7 million were sold in order to ensure the recognition of current value that had future exposure to prepayment risk and to extend the maturity.  A gain of $163,000 was recognized.  Eleven bonds with a total amortized cost of $11.0 million were called during 2012 and a gain of $3,000 was recognized.   Securities totaling $25.7 million were purchased, primarily U.S. Government corporation and agency bonds.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$10,405	$(35)	$8,412	$(130)	$18,817	$(165)
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds	-	-	2,531	(470)	2,531	(470)
Mutual funds	-	-	-	-	-	-
Total temporary impaired securities	$10,405	$(35)	$10,943	$(600)	$21,348	$(635)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$27,557	$(543)	$-	$-	$27,557	$(543)
Obligations of states and political subdivisions	1,001	(7)	-	-	1,001	(7)
Corporate bonds	-	-	3,524	(1,274)	3,524	(1,274)
Mutual Funds	354	(5)	-	-	354	(5)
Total temporary impaired securities	$28,912	$(555)	$3,524	$(1,274)	$32,436	$(1,829)

The nature of securities which were impaired at December 31, 2014 consisted of three corporate bonds with a cost basis net of OTTI losses totaling $3.6 million and a temporary loss of approximately $0.5 million. Beginning December 31, 2013, the value of these bonds is based on quoted market prices for similar assets.  These corporate bonds are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 61 different financial institutions per bond. They have an estimated average maturity of 19 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all three bonds.  The bonds reprice every three months at a fixed rate index above the three-month LIBOR.  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of December 31, 2014. All three bonds, totaling $3.2 million at fair value, are projected to repay the full outstanding interest and principal, and are classified as performing corporate bond investments.  During 2014, $261,000 of interest income was received and recorded, of which $175,000 represented deferred interest from prior periods.

Additional information regarding each of the pooled trust preferred securities as of December 31, 2014 follows:

(Dollars in thousands)
Cost, net of OTTI loss	Fair Value(1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (2)	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive (Gain) Loss, net of tax benefit
$1,633	$1,254	79.0%	4.3%	16.7%	9%	$324	$250
1,367	1,276	75.5%	11.2%	13.3%	11%	633	60
597	631	79.2%	11.1%	9.7%	3%	403	(22)
$3,597	$3,161					$1,360	$288

(1)	Current Moody's Ratings range from B2 to Caa3.
(2)	A break in yield for a given tranche investment means that defaults and/or deferrals have reached such a level that the specific tranche would not receive all of the contractual principal and interest cash flow by its maturity, resulting in not a temporary shortfall, but an actual loss. This column represents the percentage of additional defaults among the currently performing collateral that would result in other-than-temporary loss.

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB ASC 320-10-35-34D:

(In thousands) Beginning balance as of December 31, 2013	$1,433
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (FASB ASC 320-10-35-35)	(73)
Ending balance as of December 31, 2014	$1,360

The carrying value of securities pledged to secure deposits and for other purposes amounted to $47.6 million and $37.5 million at December 31, 2014 and 2013, respectively.

Note 3.	Loans and Allowance for Loan Losses

The Company's allowance for loan losses has three basic components: the specific allowance, the general allowance, and the unallocated component. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The general allowance is used for estimating the loss on pools of smaller balance, homogeneous loans; including 1-4 family mortgage loans, installment loans and other consumer loans. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the years ending December 31, 2014, 2013 and 2012.

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Year Ended December 31, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at December 31, 2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667
Charge-offs	(171)	(560)	(313)	(18)	(139)	(172)	(91)	-	(1,464)
Recoveries	86	-	65	10	-	22	5	-	188
Provision	(363)	183	535	27	15	313	(932)	222	-
Ending balance at December 31, 2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391

Ending balances individually evaluated for impairment	$246	$456	$470	$-	$-	$173	$-	$-	$1,345

Ending balances collectively evaluated for impairment	$270	$1,487	$229	$37	$72	$1,251	$296	$404	$4,046

Loans Receivable
Individually evaluated for impairment	$316	$3,272	$3,620	$-	$-	$1,550	$70		$8,828
Collectively evaluated for impairment	26,608	162,256	35,465	3,015	19,700	141,927	42,662		431,633
Ending balance at December 31, 2014	$26,924	$165,528	$39,085	$3,015	$19,700	$143,477	$42,732		$440,461

	As of and for the Year Ended December 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at December 31, 2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258
Charge-offs	(257)	(686)	-	(104)	-	(284)	(174)	-	(1,505)
Recoveries	76	-	-	25	-	2	11	-	114
Provision	213	1,321	10	57	196	(148)	141	10	1,800
Ending balance at December 31, 2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667

Ending balances individually evaluated for impairment	$211	$505	$321	$-	$-	$276	$-	$-	$1,313

Ending balances collectively evaluated for impairment	$753	$1,815	$91	$18	$196	$985	$1,314	$182	$5,354

Loans Receivable
Individually evaluated for impairment	$477	$4,177	$3,980	$-	$-	$2,100	$70		$10,804
Collectively evaluated for impairment	24,269	172,143	28,827	3,810	27,962	140,156	43,406		440,573
Ending balance at December 31, 2013	$24,746	$176,320	$32,807	$3,810	$27,962	$142,256	$43,476		$451,377

	As of and for the Year Ended December 31, 2012
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at December 31, 2011	$795	$2,899	$195	$31	$-	$1,584	$698	$526	$6,728
Charge-offs	(526)	(5,004)	-	(117)	-	(126)	(536)	-	(6,309)
Recoveries	7	9	-	14	-	2	-	-	32
Provision	656	3,781	207	112	-	231	1,174	(354)	5,807
Ending balance at December 31, 2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258

Ending balances individually evaluated for impairment	$428	$-	$293	$-	$-	$176	$112	$-	$1,009

Ending balances collectively evaluated for impairment	$504	$1,685	$109	$40	$-	$1,515	$1,224	$172	$5,249

Loans Receivable
Individually evaluated for impairment	$674	$9,612	$4,175	$4	-	$2,372	$228		$17,065
Collectively evaluated for impairment	26,466	183,393	35,870	4,563	4,994	134,218	44,797		434,301
Ending balance at December 31, 2012	$27,140	$193,005	$40,045	$4,567	$4,994	$136,590	$45,025		$451,366

Based on a recent analysis, the risk category of loans by class is as follows:

Credit Quality Indicators

	As of December 31, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student Loan	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$23,255	$154,106	$31,127	$2,990	$19,700	$132,168	$37,423	$400,769
Special mention	1,917	3,992	3,687	21	-	2,299	2,663	14,579
Substandard	1,752	7,430	4,271	4	-	9,010	2,587	25,054
Doubtful	-	-	-	-	-	-	59	59
Loss	-	-	-	-	-	-	-	-
Total	$26,924	$165,528	$39,085	$3,015	$19,700	$143,477	$42,732	$440,461

	As of December 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student Loan	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$21,524	$153,940	$28,827	$3,803	$27,962	$129,677	$39,654	$405,387
Special mention	551	9,888	-	-	-	2,282	1,051	13,772
Substandard	2,498	12,492	3,980	7	-	9,623	2,771	31,371
Doubtful	173	-	-	-	-	674	-	847
Loss	-	-	-	-	-	-	-	-
Total	$24,746	$176,320	$32,807	$3,810	$27,962	$142,256	$43,476	$451,377

The following table presents the aging of the recorded investment in past due loans and nonaccrual loans as of December 31, 2014 and 2013 by loan class.

Age Analysis of Past Due Loans Receivable

	As of December 31, 2014
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$140	$106	$-	$246	$26,678	$26,924	$-	$166
Commercial real estate	444	-	-	444	165,084	165,528	-	98
Construction and land	551	145	-	696	38,389	39,085	-	1
Consumer	8	18	-	26	2,989	3,015	-	-
Student (U.S. Government guaranteed)	1,445	830	4,551	6,826	12,874	19,700	4,551	-
Residential real estate	798	1,242	459	2,499	140,978	143,477	-	962
Home equity line of credit	50	108	-	158	42,574	42,732	-	-
Total	$3,436	$2,449	$5,010	$10,895	$429,566	$440,461	$4,551	$1,227

	As of December 31, 2013
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$409	$69	$161	$639	$24,107	$24,746	$-	$379
Commercial real estate	426	-	442	868	175,452	176,320	-	442
Construction and land	5	-	338	343	32,464	32,807	338	-
Consumer	18	-	-	18	3,792	3,810	-	-
Student (U.S. Government guaranteed)	2,851	761	7,917	11,529	16,433	27,962	7,917	-
Residential real estate	-	738	780	1,518	140,738	142,256	168	1,363
Home equity line of credit	497	-	-	497	42,979	43,476	-	-
Total	$4,206	$1,568	$9,638	$15,412	$435,965	$451,377	$8,423	$2,184

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012. The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. At December 31, 2014, $4.6 million of the student loans were 90 days or more past due and still accruing.

The following table presents information related to impaired loans by class as of and for the years ended December 31, 2014 and 2013.

Impaired Loans Receivable

	December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$20	$50	$-	$33	$-
Commercial real estate	1,438	2,006	-	1,722	108
Construction and land	1,577	1,893	-	1,737	79
Residential real estate	1,220	1,477	-	1,351	19
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$296	$304	$246	$312	$11
Commercial real estate	1,834	1,834	456	1,835	102
Construction and land	2,043	2,043	470	2,064	110
Residential real estate	330	338	173	445	21
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

Total:
Commercial and industrial	$316	$354	$246	$345	$11
Commercial real estate	3,272	3,840	456	3,557	210
Construction and land	3,620	3,936	470	3,801	189
Residential real estate	1,550	1,815	173	1,796	40
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-
Total	$8,828	$10,015	$1,345	$9,569	$453

	December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$156	$176	$-	$175	$4
Commercial real estate	2,182	2,182	-	2,197	88
Construction and land	1,984	1,984	-	2,011	99
Residential real estate	1,188	1,286	-	1,236	17
Home equity line of credit	70	70	-	69	-
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$321	$365	$211	$340	$2
Commercial real estate	1,995	2,009	505	2,002	92
Construction and land	1,996	1,996	321	1,998	88
Residential real estate	912	912	276	940	16
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

Total:
Commercial and industrial	$477	$541	$211	$515	$6
Commercial real estate	4,177	4,191	505	4,199	180
Construction and land	3,980	3,980	321	4,009	187
Residential real estate	2,100	2,198	276	2,176	33
Home equity line of credit	70	70	-	69	-
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-
Total	$10,804	$10,980	$1,313	$10,968	$406

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

At December 31, 2014, there were $5.6 million of commercial loans classified as substandard which were deemed not to be impaired because borrowers continue to abide by the terms of their original loan agreements and are substandard based on their industry or changes in their cash flow that have not yet resulted in past dues.  Impaired loans totaled $8.8 million at December 31, 2014, representing a decrease of $2.0 million from the year earlier.  Approximately $8.5 million of loans classified as impaired at December 31, 2014 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents loans by class that were modified as a TDR during the years ended December 31, 2014 and 2013.

Troubled Debt Restructurings

	Twelve Months Ended December 31, 2014			Twelve Months Ended December 31, 2013
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	2	$198	$198	2	$292	$292
Commercial real estate	2	3,735	3,735	2	2,010	2,010
Construction and Land	1	1,673	1,673	2	2,481	2,481
Consumer	-	-	-	1	300	300
Student (U. S. Government guaranteed)	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	1	70	70

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	1	160	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student (U. S. Government guaranteed)	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

During the  year ended December 31, 2014, five loans totaling $5.6 million, were modified and deemed TDRs.  At December 31, 2014, there were 14 TDRs in the portfolio, totaling $8.1 million.  Eleven loans, totaling $7.4 million, were on accrual status and performing in accordance with the modified terms. The remaining three loans totaling $642,000 remain in nonaccrual status due to irregular payments.  An appropriate specific reserve has been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are in impaired loan disclosure.

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Non-accrual loans	$1,227	$2,184	$10,650
Other real estate owned	1,406	4,085	1,406
Non-performing corporate bond investments, at fair value	-	1,300	325
Total non-performing assets	2,633	7,569	12,381
Restructured loans still accruing	7,431	8,613	5,556
Student loans (U.S. Gov guaranteed) past due 90 or more days and still accruing	4,551	7,917	-
All other loans past due 90 or more days and still accruing	-	506	132
Total non-performing and other risk assets	$14,615	$24,605	$18,069

Allowance for loan losses to total loans	1.22%	1.48%	1.39%
Non-accrual loans to total loans	0.28%	0.48%	2.36%
Allowance for loan losses to non-accrual loans	439.36%	305.27%	58.76%
Total non-accrual loans and restructured loans still accruing to total loans	1.97%	2.39%	3.59%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	62.27%	61.75%	38.62%
Total non-performing assets to total assets	0.43%	1.23%	2.06%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which totaled $2.8 million at December 31, 2014 and $3.5 million at December 31, 2013.  During 2014, total principal additions were $1.8 million and total principal payments were $2.5 million.  During 2013, total principal additions were $2.1 million and total principal payments were $2.1 million.  These loans were made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

The Bank accepts deposits of executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons.  The aggregate dollar amount of deposits of executive officers and directors totaled $3.9 million and $4.0 million at December 31, 2014 and 2013, respectively.

Note 5.	Bank Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Land	$4,199	$3,293
Buildings and improvements	21,748	16,129
Furniture and equipment	6,413	5,386
Leasehold improvements	307	314
Construction in process	-	1,133
	32,667	26,255
Accumulated depreciation and amortization	(11,599)	(10,882)
	$21,068	$15,373

Depreciation and amortization expensed for years ended December 31, 2014, 2013, and 2012 totaled $1,288,000, $1,104,000, and $1,182,000, respectively.

Note 6.	Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2014 and 2013 were $15.1 million and $15.3 million, respectively. Brokered deposits include balances of Bank customers who qualify to participate in the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS").  As of December 31, 2014 and 2013, brokered balances totaled $18.1 million and $21.9 million, respectively.

Overdraft deposits totaling $192,000 and $315,000 were reclassified to loans at December 31, 2014 and 2013, respectively.

At December 31, 2014, the scheduled maturities of time deposits are as follows:

(In thouands)

2015	$64,444
2016	10,273
2017	4,359
2018	996
2019	8,013
and thereafter	74
$88,159

Note 7.	Employee Benefit Plans

Supplemental Executive Retirement Plan

The following tables provide a reconciliation of the changes in the supplemental executive retirement plan's obligations over the three-year period ending December 31, 2014, computed as of December 31, 2014, 2013 and 2012.

Change in Benefit Obligations (In thousands)	2014	2013	2012

Projected benefit obligation, beginning	$1,808	$1,637	$1,218
Service cost	119	114	92
Interest cost	81	65	55
Actuarial (gain) loss	173	(8)	272
Benefits paid	-	-	-
Prior service cost due to amendment	-	-	-
Benefit obligation, ending	$2,181	$1,808	$1,637

Fair value of plan assets, ending	$-	$-	$-

Funded status at December 31,	$(2,181)	$(1,808)	$(1,637)

Amount recognized on the Balance Sheet (In thousands)	2014	2013	2012

Other assets, deferred income tax benefit	$741	$615	$556
Other liabilities	2,181	1,808	1,637
Accumulated other comprehensive income (loss)	(61)	53	47

Amounts recognized in accumulated other comprehensive gain (loss)
Net gain (loss)	$(112)	$61	$53
Prior service cost	19	19	18
Net obligation at transition	-	-	-
Deferred tax benefit (expense)	32	(27)	(24)
Amount recognized	$(61)	$53	$47

Funded Status
Benefit obligation	$(2,181)	$(1,808)	$(1,637)
Fair value of assets	-	-	-
Unrecognized net actuarial (gain)/loss	-	-	-
Unrecognized net obligation at transition	-	-	-
Unrecognized prior service cost	-	-	-
(Accrued)/prepaid benefit cost included in other liabilities	$(2,181)	$(1,808)	$(1,637)

Components of Net Periodic Benefit Cost (In thousands)	2014	2013	2012

Service cost	$119	$114	$92
Interest cost	81	65	55
Expected return on plan assets	-	-	-
Amortization of prior service cost	1	1	1
Amortization of net obligation at transition	-	-	-
Recognized net actuarial loss (gain)	-	-	(20)
Net periodic benefit cost	$201	$180	$128

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
(In thousands)	2014	2013	2012

Net gain/(loss)	$(174)	$8	$(292)
Prior service cost	-	-	-
Amortization of prior service cost	1	1	1
Net obligation at transition	-	-	-
Amortization of net obligation a transition	-	-	-
Total recognized	(173)	9	(291)

Less: Income tax effect	(59)	3	(99)
Net amount recognized in other comprehensive income (loss)	$(114)	$6	$(192)

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive (Income) Loss before Income Tax
(In thousands)
2014	2013	2012
$373	$171	$419

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table.

Weighted-Average Assumptions used in computing ending obligations as of December 31	2014		2013		2012

Discount rate used for net periodic benefit cost	4.50%		4.00%		4.50%
Discount rate used for disclosures	3.75%		4.50%		4.00%
Expected return on plan assets	N/	A	N/	A	N/	A
Rate of compensation increase	3.25%		3.25%		3.25%

Estimated future benefit payments which reflect expected future service, as appropriate, are as follows.

Payment Dates	Amount
For the 12 months ending:	(In thousands)
December 31, 2015	$24
December 31, 2016	97
December 31, 2017	93
December 31, 2018	132
December 31, 2019	135
Thereafter	793

During 2014, the Company also established a supplemental retirement plan for an additional executive.  The expense for this plan was approximately $88,000 during 2014.

401(k) Plan

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering employees who have completed three months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution, equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company's 401(k) expenses for the years ended December 31, 2014, 2013 and 2012 were $640,000, $662,000 and $719,000, respectively.

Deferred Compensation Plan

The Company also maintains a Director Deferred Compensation Plan ("Deferred Compensation Plan"). This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company's common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company's common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.  There were no directors participating in the Deferred Compensation plan in 2014, 2013 and 2012.

The Company has a nonqualified deferred compensation program for a former key employee's retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $36,000, $34,000 and $33,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  The Company has recorded in other assets $1.2 million,  $1.2 million and $1.2 million  representing cash surrender value of these policies, and recorded income of $32,000, $30,000 and $34,000  for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 8.	Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the "DRSPP") that allows participating shareholders to purchase additional shares of the Company's common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares if acquired directly from the Company as newly issued shares under the DRSPP.  No new shares were issued during 2014, 2013 and 2012. The Company had 236,529 shares available for issuance under the DRSPP at December 31, 2014.

Note 9.	Commitments and Contingent Liabilities

The Bank has entered into four banking facility leases of greater than one year.

The first lease was entered into on January 31, 1999.  The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank's Sudley Road, Manassas branch.  There have been three subsequent renewals. Rent for 2015 is expected to be $251,000.

The second lease for a branch office in Old Town Manassas was entered into on April 10, 2001, and was renegotiated in January 2011.  The renegotiated lease began on May 31, 2011 and provides for an original five-year term with the right to renew for one additional five-year period beginning on June 1, 2016.  The Bank has relocated this branch to Centerville Road in Manassas and is no longer operating a branch at this location. Rent expense on the remaining lease term will be $48,000 in 2015.

The third lease is for the property in Haymarket, Virginia where the Bank opened its ninth full-service branch office in December 2009.  The term of the lease is 20 years after the branch opening with two additional options for five years each. The projected rent for 2015 is $204,000, and will increase 3% annually.

The fourth lease is for the property in Bristow, Virginia where the Bank opened its tenth full-service branch office in July 2009.  The lease will expire ten years after the branch opening with two additional options for five years each. The projected rent for 2015 is $202,000 and will increase 3% annually.

Total rent expense was $712,000, $634,000, and $632,000 for 2014, 2013, and 2012, respectively, and was included in occupancy expense.

The Bank has two data processing contractual obligations of greater than one year.  The expense for the Bank's largest primary contractual obligation is for core data processing, and totaled $1.2 million, $1.2 million and $1.0 million for 2014, 2013 and 2012, respectively. In addition to core data processing, this contract provides for interchange processing where the expense is based on interchange volume. The interchange expense for 2014, 2013 and 2012 was $828,000, $740,000 and $737,000, respectively, but was offset by interchange income on the same transactions. The term of the current data processing obligation began in June 2014 and will end in December 2021, and is included in data processing expense in the Company's Consolidated Statement of Income.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term non-cancellable agreements:

(In thousands)	Amount
2015	$2,479
2016	2,511
2017	2,553
2018	2,476
2019	2,466
Thereafter	9,367
Total	$21,852

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances.  For the final weekly reporting period in the years ended December 31, 2014 and 2013, the aggregate amounts of daily average required balances were approximately $21.8 million and $21.9 million, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2011.

The components of the net deferred tax assets included in other assets at December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$1,833	$2,267
Securities available for sale	-	436
Impairment on securities	513	513
Interest on nonaccrual loans	267	200
Accrued vacation	117	115
SERP obligation	772	615
OREO	338	365
Accumulated depreciation	194	124
Interest rate swap	103	76
Restricted stock	143	148
Other	151	139
	4,431	4,998
Deferred tax liabilities:
Securities available for sale	83	-
Other	4	2
	87	2
Net deferred tax assets	$4,344	$4,996

The Company has not recorded a valuation allowance for deferred tax assets as management feels it is more likely than not, that they will be ultimately realized.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012

Current tax expense	$1,599	$1,733	$413
Deferred tax expense (benefit)	(219)	(292)	(53)
	$1,380	$1,441	$360

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31, 2014 are summarized as follows:

(In thousands)	2014	2013	2012

Computed "expected" tax expense	$2,103	$1,962	$821
Decrease in income taxes resulting from:
Tax-exempt interest income	(388)	(304)	(345)
Other	(335)	(217)	(116)
	$1,380	$1,441	$360

Note 11.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	2014		2013		2012
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,728,316	$1.29	3,710,802	$1.17	3,691,517	$0.56

Effect of dilutive securities, stock-based awards	18,931		17,084		15,577

Diluted earnings per share	3,747,247	$1.28	3,727,886	$1.16	3,707,094	$0.55

Note 12.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company's Stock Incentive Plan (the "Plan"), which superseded and replaced the Omnibus Stock Ownership and Long-Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  The Company did not grant stock options during 2014, 2013 or 2012 and at December 31, 2014, there were none outstanding.

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

During 2014, 2013 and 2012, the Company granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the Plans: 10,570 shares, 12,470 shares and 11,925 shares of non-vested restricted stock to executive officers; and 4,050 shares, 5,712 shares and 5,632 shares of vested restricted stock to non-employee directors on February 20, 2014, February 21, 2013 and February 16, 2012, respectively.  Compensation expense for these non-vested shares amounted to $151,000, $147,000 and $139,000, net of forfeiture, for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $174,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's equity compensation plans.  This type of deferred compensation cost is recognized over a period of three years.  Compensation expense for non-employee director shares was $64,000 in 2014, and $68,000 in 2013 and 2012 and was recognized at the date the shares were granted.

A summary of the status of the Company's non-vested restricted shares granted under the above-described plans is presented below:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1,	34,109		31,423		32,572

Granted	14,620	$15.70	18,182	$11.91	17,557	$12.08
Vested	(13,764)		(15,496)		(18,706)
Forfeited	-		-		-
Non-vested at December 31,	34,965		34,109		31,423

The Company granted performance-based stock rights relating to 10,746 shares, 12,470 shares and 11,925 shares to certain officers on February 20, 2014, February 21, 2013 and February 16, 2012, respectively, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date the restricted shares were awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.   The compensation expense for performance-based stock rights totaled $41,000, $180,000 and $(118,000) for the years ended December 31, 2014, 2013 and 2012, respectively. In the years ended December 31, 2014 and 2012, previously accrued compensation expense of $100,000 and $169,000, respectively, for performance-based stock rights was recovered because the predetermined metrics were not attained. As of December 31, 2014, there was $186,000 of total unrecognized compensation cost related to these stock rights.  This type of deferred compensation cost is recognized over a period of three years dependent upon management reaching the predetermined goals.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	2014		2013		2012
	Performance Based Stock Rights	Weighted Average Fair Value at December 31	Performance Based Stock Rights	Weighted Average Fair Value at December 31	Performance Based Stock Rights	Weighted Average Fair Value at December 31
Non-vested at January 1,	34,109		31,423		32,572

Granted	10,746		12,470		11,925
Vested	(9,714)		-		(13,074)
Forfeited	-		(9,784)		-
Non-vested at December 31,	35,141	$13.12	34,109	$12.65	31,423	$13.30

Note 13.	Federal Home Loan Bank Advances and Other Borrowings

The Company's borrowings from the FHLB were $13.1 million at December 31, 2014 and 2013, respectively.  At December 31, 2014, the interest rates on FHLB advances ranged from 2.82% to 2.06% and the weighted average interest rate was 2.46%. At December 31, 2013, the interest rates on FHLB advances ranged from 2.82% to 2.06% and the weighted average interest rate was 2.46%.

At December 31, 2014, the Bank had an available line of credit with the FHLB with a borrowing limit of approximately $175.8 million with advances of $13.1 million outstanding. The amount outstanding includes $3.1 million of amortizing balances that will mature with a balloon of $2.4 million in 2022.  FHLB advances and the available line of credit were secured by certain first and second lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank.  As of December 31, 2014, the book value of eligible loans totaled approximately $212.9 million.  At December 31, 2013, the advances were secured by similar loans totaling $209.5 million.  The amount of available credit is limited to 81% to 92% of the market value qualifying collateral for one-to-four unit single-family residential loans, 79% to 94% for home equity loans and 70% for commercial real estate loans.  Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The contractual maturities of FHLB advances at December 31, 2014 are as follows:

(In thousands)
Due in 2015	$68
Due in 2016	71
Due in 2017	5,076
Due in 2018	80
Due in 2019	85
Thereafter	7,695
$13,075

As additional sources of liquidity, the Bank has available federal funds purchased lines of credit with eight different commercial banks totaling $55.5 million, and the Federal Reserve Bank of Richmond for $4.8 million.  At December 31, 2014, none of the available federal funds purchased lines of credit with various commercial banks were in use.

Note 14.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  As of December 31, 2014, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $6.0 million.

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

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$82,308	$70,762
Standby letters of credit	3,349	7,515
	$85,657	$78,277

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020.  Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70% repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $121,000, $119,000 and $112,000 for the years ended December 31, 2014, 2013 and  2012 respectively.  The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2022.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates.   The interest expense on the interest rate swaps was $107,000, $108,000 and $95,000 in 2014, 2013 and 2012, respectively, and is recorded in loan interest income.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral posted for these hedges was $900,000 at December 31, 2014.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements for December 31, 2014 and 2013 are as follows:

(In thousands)	December 31, 2014
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap	$4,000	$(304)	Other Liabilities	9/15/2020
Interest rate swap	2,114	(66)	Other Liabilities	8/15/2021
Interest rate swap	1,993	(63)	Other Liabilities	8/15/2021
Interest rate swap	1,000	16	Other Assets	9/26/2022

(In thousands)	December 31, 2014
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(53)	Not applicable	$-

(In thousands)	December 31, 2014
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(58)

(In thousands)	December 31, 2013
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap	$4,000	$(223)	Other Liabilities	9/15/2020
Interest rate swap	2,161	13	Other Assets	8/15/2021
Interest rate swap	2,037	11	Other Assets	8/15/2021
Interest rate swap	1,025	72	Other Assets	9/26/2022

(In thousands)	December 31, 2013
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$214	Not applicable	$-

(In thousands)	December 31, 2013
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(51)

Note 17.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2011	$(180)	$(1,376)	$239	$(1,317)
Other comprehensive income (loss) before reclassifications	(181)	88	-	(93)
Amounts reclassified from accumulated other comprehensive (loss)	-	(110)	(192)	(302)
Net current-period other comprehensive (loss)	(181)	(22)	(192)	(395)
Balance December 31, 2012	$(361)	$(1,398)	$47	$(1,712)

Other comprehensive income before reclassifications	214	646	6	866
Amounts reclassified from accumulated other comprehensive (loss)	-	(95)	-	(95)
Net current-period other comprehensive income	214	551	6	771
Balance December 31, 2013	$(147)	$(847)	$53	$(941)

Other comprehensive income (loss) before reclassifications	(53)	1,009	(114)	842
Amounts reclassified from accumulated other comprehensive (loss)	-	(2)	-	(2)
Net current-period other comprehensive income (loss)	(53)	1,007	(114)	840
Balance December 31, 2014	$(200)	$160	$(61)	$(101)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications Out of Accumulated Other Comprehensive Income

	For the Twelve Months Ended December 31,
(In thousands)	2014	2013	2012
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented.
Unrealized gains and losses on available-for sale securities	$3	$144	$166	Gain on sale of securities
	3	144	166	Total income before income tax
	1	49	56	Income tax expense
	$ $ 2	$ $ 95	$ $ 110	Net of tax

Note 18.	Fair Value Measurement

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2014
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$46,965	$-	$46,965	$-
Obligations of states and political subdivisions	6,914	-	6,914	-
Corporate bonds	3,161	-	3,161	-
Mutual funds	366	366	-	-
Total available for sale securities	57,406	366	57,040	-

Interest rate swaps	16	-	16	-
Total assets at fair value	$57,422	$366	$57,056	$-

Liabilities at December 31, 2014
Interest rate swaps	$433	$-	$433	$-
Total liabilities at fair value	$433	$-	$433	$-

Assets at December 31, 2013
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$43,937	$-	$43,937	$-
Obligations of states and political subdivisions	7,035	-	7,035	-
Corporate bonds	2,250	-	2,250	-
Mutual funds	349	349	-	-
Total available for sale securities	53,571	349	53,222	-

Interest rate swaps	96	-	96	-
Total assets at fair value	$53,667	$349	$53,318	$-

Liabilities at December 31, 2013
Interest rate swaps	$223	$-	$223	$-
Total liabilities at fair value	$223	$-	$223	$-

Change in Level 3 Fair Value

There were no assets measured in level 3 at December 31, 2014 and 2013.

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2013	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2013
Available for sale securities	$325	$144	$144	$(2,250)	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At December 31, 2014, the Company's Level 3 loans for which a reserve has been taken, consisted of two loans totaling $377,000 secured by real estate with reserves of $337,000 and four loans totaling $220,000 secured with business assets and inventory with reserves of $211,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.4 million at December 31, 2014 and $4.1 million at December 31, 2013.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis during the period:

	Carrying Value at December 31, 2014
(In thousands)	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,158	$-	$3,109	$49
Other real estate owned, net	1,406	-	1,406	-

	Carrying Value at December 31, 2013
(In thousands)	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$3,911	$-	$3,748	$163
Other real estate owned, net	4,085	-	4,085	-

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2014 and 2013:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2014
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Impaired Loans	$49	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees.	92%
Total	$49

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2013
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Impaired Loans	$163	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees.	31%
Total	$163

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

At December 31, 2014 and December 31, 2013, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at December 31, 2014
(In thousands)	Carrying Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014
Assets
Cash and short-term investments	$64,376	$64,441	$-	$-	$64,441
Securities available for sale	57,406	366	57,040	-	57,406
Restricted investments	1,294	-	1,294	-	1,294
Net loans	435,070	-	434,356	49	434,405
Accrued interest receivable	1,473	-	1,473	-	1,473
Interest rate swaps	16	-	16	-	16
BOLI	12,458	-	12,458	-	12,458
Total Financial Assets	$572,093	$64,807	$506,637	$49	$571,493

Liabilities
Deposits	$525,215	$-	$525,636	$-	$525,636
Borrowings	13,075	-	13,182	-	13,182
Company obligated mandatorily
redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	185	-	185	-	185
Interest rate swaps	433	-	433	-	433
Total Financial Liabilities	$543,032	$-	$543,553	$-	$543,553

	Fair Value Measurements at December 31, 2013
(In thousands)	Carrying Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
Assets
Cash and short-term investments	$71,126	$71,197	$-	$-	$71,197
Securities available for sale	53,571	349	53,222	-	53,571
Restricted investments	1,462	-	1,462	-	1,462
Net loans	444,710	-	444,587	163	444,750
Accrued interest receivable	1,568	-	1,568	-	1,568
Interest rate swaps	96	-	96	-	96
BOLI	12,433	-	12,433	-	12,433
Total Financial Assets	$584,966	$71,546	$513,368	$163	$585,077

Liabilities
Deposits	$540,204	$-	$541,496	$-	$541,496
Borrowings	13,139	-	12,833	-	12,833
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	219	-	219	-	219
Interest rate swaps	223	-	223	-	223
Total Financial Liabilities	$557,909	$-	$558,888	$-	$558,888

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

Note 19.	Other Operating Expenses

The principal components of "Other operating expenses" in the Consolidated Statements of Income are:

(In thousands)	2014	2013	2012
Postage and courier expenses	$176	$170	$162
Paper and supplies	169	161	186
Taxes, other than income taxes	336	311	289
Charge-offs, other than loan charge-offs	318	353	287
Telephone	322	306	271
Directors' compensation	237	180	248
Managed service agreements	436	388	362
Other (no items exceed 1% of total revenue)	1,048	1,073	1,005
	$3,042	$2,942	$2,810

Directors' compensation is allocated and expensed separately at both the Bank and at the parent company. The above year to year comparisons of directors' compensation are on a consolidated basis.

Note 20.	Concentration Risk

The Company maintains its cash accounts in several correspondent banks.  The total amount of cash on deposit in those banks exceeded the federally insured limits by $22,000 and $501,000 at December 31, 2014 and 2013, respectively.

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

Quantitative measures in effect during 2014 established by regulation to ensure capital adequacy required the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2014 and 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the following table. No amount was deducted from capital for interest-rate risk.

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2014:
Total capital (to risk weighted assets):
Consolidated	$64,530	15.3%	$33,734	8.0%	N/	A	N/	A
The Fauquier Bank	$62,242	14.8%	$33,578	8.0%	$41,972		10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	$59,258	14.1%	$16,867	4.0%	N/	A	N/	A
The Fauquier Bank	$56,994	13.6%	$16,789	4.0%	$25,183		6.0%
Tier 1 capital (to average assets):
Consolidated	$59,258	9.8%	$24,122	4.0%	N/	A	N/	A
The Fauquier Bank	$56,994	9.5%	$24,037	4.0%	$30,047		5.0%

As of December 31, 2013:
Total capital (to risk weighted assets):
Consolidated	$61,470	14.5%	$33,831	8.0%	N/	A	N/	A
The Fauquier Bank	$59,095	14.0%	$33,657	8.0%	$42,071		10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	$56,167	13.3%	$16,915	4.0%	N/	A	N/	A
The Fauquier Bank	$53,819	12.8%	$16,828	4.0%	$25,243		6.0%
Tier 1 capital (to average assets):
Consolidated	$56,167	9.2%	$24,309	4.0%	N/	A	N/	A
The Fauquier Bank	$53,819	8.9%	$24,221	4.0%	$30,277		5.0%

On July 2, 2013, the Federal Reserve Board adopted a final rule ("new rule") for the U. S. implementation of the Basel III accords for banking organizations. This new rule will result in higher minimum capital requirements that better reflect banking organizations' risk profiles, and establishes criteria that capital instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The minimum capital to risk-weighted assets requirements include: a new common equity Tier 1 capital ratio of 4.50%; a revised Tier 1 capital ratio of 6.00%, which is an increase from 4.00%, and the total capital ratio that remains at 8.00%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.00%. The new rule maintains the general structure of the current prompt corrective action framework while incorporating these increased minimum requirements. The Bank is subject to the new rule on January 1, 2015, and management believes that the Bank will be fully compliant with the revised standards.

Note 22.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering (Trust II). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly.  Total capital securities at December 31, 2014 and December 31, 2013 amounted to $4,124,000 on each date. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 23.	Parent Corporation Only Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Balance Sheets

(In thousands)	December 31,
Assets	2014	2013
Cash on deposit with subsidiary bank	$667	$553
Interest-bearing deposits at other banks	1,650	1,900
Investment in subsidiaries, at cost, plus equity in undistributed net income	57,093	53,026
Other assets	432	217
Total assets	$59,842	$55,696

Liabilities and Shareholders' Equity
Company-obligated mandatorily redeemable capital securities	$4,124	$4,124
Other liabilities	561	345
Total liabilities	4,685	4,469
Shareholders' Equity
Common stock	11,568	11,516
Retained earnings, which are substantially distributed earnings of subsidiaries	43,690	40,652
Accumulated other comprehensive income	(101)	(941)
Total shareholders' equity	55,157	51,227

Total liabilities and shareholders' equity	$59,842	$55,696

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Income
For Each of the Three Years Ended December 31, 2014

(In thousands)	2014	2013	2012
Income
Interest income	$14	$18	$18
Dividends from subsidiaries	1,791	2,282	2,274
Total interest and dividend income	1,805	2,300	2,292

Expenses
Interest expense	199	199	200
Legal and professional fees	42	139	163
Directors' fees	157	133	160
Miscellaneous	140	122	158
Total expense	538	593	681

Income before income tax benefits and equity in undistributed net income of subsidiaries	1,267	1,707	1,611

Income tax benefit	(178)	(157)	(225)

Income before equity in undistributed net income of subsidiaries	1,445	1,864	1,836

Equity in undistributed net income of subsidiaries	3,361	2,467	217
Net income	$4,806	$4,331	$2,053

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2014

(In thousands)	2014	2013	2012
Cash Flows from Operating Activities
Net income	$4,806	$4,331	$2,053
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(3,361)	(2,467)	(217)
Tax effect of restricted stock awards	7	(56)	-
Amortization of unearned compensation	190	147	140
(Increase) decrease in other assets	(1)	30	23
Increase (decrease) in other liabilities	(90)	(4)	29
Net cash provided by operating activities	1,551	1,981	2,028

Cash Flows from Financing Activities
Cash dividends paid	(1,791)	(1,782)	(1,774)
Issuance of common stock	104	68	153
Net cash (used in) financing activities	(1,687)	(1,714)	(1,621)

Increase (decrease) in cash and cash equivalents	(136)	267	407

Cash and Cash Equivalents
Beginning	2,453	2,186	1,779

Ending	$2,317	$2,453	$2,186

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended December 31, 2014.

There have been no material changes to the quantitative and qualitative disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of December 31, 2014, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2014, based on the 2013 framework criteria.

No changes were made in Management's internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, Management's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company required by this item is contained in the Company's definitive proxy statement for the 2015 annual meeting of shareholders to be held on May 19, 2015 (the "2015 proxy statement") under the captions "Election of Class III Directors," "Meetings and Committees of the Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. Please see Exhibit 14 in the exhibit list contained in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive and director compensation is contained in the Company's 2015 proxy statement under the captions "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in the Company's 2015 proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	35,141	(1)	$13.12	208,677	(2)

Equity compensation plans not approved by security holders	-			-

Total	35,141		$13.12	208,677

(1)	Consists of shares underlying performance-based stock rights that were granted under the Stock Incentive Plan approved by security holders on May 19, 2009.

(2)	Consists of 350,000 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Stock Incentive Plan approved by security holders on May 19, 2009.

For additional information concerning the material features of the Company's equity compensation plans please see Note 12 of our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Company's 2015 proxy statement under the captions "Meetings and Committees of the Board of Directors" and "Related Party Transactions," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Company's 2015 proxy statement under the captions "Principal Accountant Fees" and "Pre-Approval Policies," and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) -Financial Statements

The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2014 and December 31, 2013
Consolidated Statements of Income - Years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Comprehensive Income - Years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Changes in Shareholders' Equity -Years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements -Years ended December 31, 2014, 2013, and 2012

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

10.1
Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long-Term Incentive Plan, as amended and restated effective January 1, 2000, incorporated by reference to Exhibit 4.B to Form S-8 filed October 15, 2002.

10.1.1	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.2	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.3	Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 99.0 to Form S-8 filed August 21, 2009.

10.3.1	Form of Incentive Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 15, 2010.

10.3.2	Form of Nonstatutory Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 15, 2010

10.3.3	Form of Restricted Stock Award Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 15, 2010.

10.4	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.

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

10.6
Employment Agreement, dated January 19, 2005, between Fauquier Bankshares, Inc., The Fauquier Bank and Randy K. Ferrell, as amended, incorporated by reference to Exhibit 10.9 to Form 10-K filed March 16, 2009.

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

101.00
The following materials from the Company's 10-K Report for the period ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the  Consolidated Statements of Cash Flows and (vi) the Notes to the  Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  March 17, 2015

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: March 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	March 17, 2015
John B. Adams, Jr.

/s/ Randy K. Ferrell	President & Chief Executive Officer, Director	March 17, 2015
Randy K. Ferrell	(principal executive officer)

/s/ Eric P. Graap	Executive Vice President & Chief Financial Officer, Director	March 17, 2015
Eric P. Graap	(principal financial and accounting officer)

/s/ Randolph T. Minter	Vice Chairman, Director	March 17, 2015
Randolph T. Minter

/s/ Randolph D. Frostick	Director	March 17,, 2015
Randolph D. Frostick

/s/ Jay B. Keyser	Director	March 17, 2015
Jay B. Keyser

/s/ Brian S. Montgomery	Director	March 17, 2015
Brian S. Montgomery

/s/ P. Kurt Rodgers	Director	March 17, 2015
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 17, 2015
Sterling T. Strange III