Form 10-K/A
period 2014-12-31
FAUQUIER BANKSHARES, INC.
filed 2015-04-03
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission on March 17, 2015 ("Form 10-K"), amends Exhibit 32.1, Certification of Chief Executive Officer, and Exhibit 32.2, Certification of Chief Financial Officer, to correct the dates stated in the certifications from December 31, 2013 to December 31, 2014. This Amendment No. 1 additionally amends the exhibit list contained in Part IV, Item 15 to correct the description for Exhibit 10.3.2 in order to reference the correct previously filed exhibit number, and Exhibit 23.1 to include the Company name which was omitted.

No other changes have been made to the Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Exchange Rule 12b-15, new certifications by the Company's principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1, and 32.2.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.1.1	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.2	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.3	Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 99.0 to Form S-8 filed August 21, 2009.

10.3.1	Form of Incentive Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 15, 2010.

10.3.2	Form of Nonstatutory Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 15, 2010

10.3.3	Form of Restricted Stock Award Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 15, 2010.

10.4	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.

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
Dated:  April 3, 2015

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: April 3, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	April 3, 2015
John B. Adams, Jr.

/s/ Randy K. Ferrell	President & Chief Executive Officer, Director	April 3, 2015
Randy K. Ferrell	(principal executive officer)

/s/ Eric P. Graap	Executive Vice President & Chief Financial Officer, Director	April 3, 2015
Eric P. Graap	(principal financial and accounting officer)

/s/ Randolph T. Minter	Vice Chairman, Director	April 3, 2015
Randolph T. Minter

/s/ Randolph D. Frostick	Director	April 3, 2015
Randolph D. Frostick

/s/ Jay B. Keyser	Director	April 3, 2015
Jay B. Keyser

/s/ Brian S. Montgomery	Director	April 3, 2015
Brian S. Montgomery

/s/ P. Kurt Rodgers	Director	April 3, 2015
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	April 3, 2015
Sterling T. Strange III