Form 10-Q
period 2015-03-31
FAUQUIER BANKSHARES, INC.
filed 2015-05-14
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

x	☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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
Yes ☐ No ☒

The registrant had 3,744,562 shares of common stock outstanding as of May 8, 2015.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,228	$6,831
Interest-bearing deposits in other banks	48,016	57,534
Federal funds sold	10	11
Securities available for sale	55,752	57,406
Restricted investments	1,286	1,294
Loans	444,704	440,461
Allowance for loan losses	(5,386)	(5,391)
Net loans	439,318	435,070
Bank premises and equipment, net	20,917	21,068
Accrued interest receivable	1,434	1,473
Other real estate owned, net of allowance	1,406	1,406
Bank-owned life insurance	12,549	12,458
Other assets	11,468	11,735
Total assets	$597,384	$606,286

Liabilities
Deposits:
Noninterest-bearing	$92,210	$87,971
Interest-bearing:
Checking	211,110	222,371
Savings and money market accounts	133,754	126,714
Time deposits	79,083	88,159
Total interest-bearing	423,947	437,244
Total deposits	516,157	525,215

Federal Home Loan Bank advances	13,058	13,075
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	8,357	8,715
Total liabilities	541,696	551,129

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2015: 3,744,562 shares including 33,267 non-vested shares; 2014: 3,730,877 shares including 34,965 non-vested shares	11,616	11,568
Retained earnings	44,035	43,690
Accumulated other comprehensive income (loss), net	37	(101)
Total shareholders' equity	55,688	55,157
Total liabilities and shareholders' equity	$597,384	$606,286

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014

(In thousands, except per share data)	2015	2014
Interest Income
Interest and fees on loans	$4,962	$5,114
Interest and dividends on securities available for sale:
Taxable interest income	295	267
Interest income exempt from federal income taxes	57	61
Dividends	21	28
Interest on deposits in other banks	38	38
Total interest income	5,373	5,508

Interest Expense
Interest on deposits	431	521
Interest on Federal Home Loan Bank advances	80	81
Distribution on capital securities of subsidiary trusts	49	49
Total interest expense	560	651

Net interest income	4,813	4,857

Provision for loan losses	-	-

Net interest income after provision for loan losses	4,813	4,857

Other Income
Trust and estate income	458	424
Brokerage income	80	77
Service charges on deposit accounts	530	606
Other service charges, commissions and income	208	315
Total other income	1,276	1,422

Other Expenses
Salaries and benefits	2,623	2,595
Occupancy expense of premises	601	573
Furniture and equipment	346	300
Marketing expense	116	141
Legal, audit and consulting expense	272	259
Data processing expense	330	360
Federal Deposit Insurance Corporation expense	94	103
(Gain) on sale or impairment and expense of other real estate owned, net	-	(114)
Other operating expenses	833	766
Total other expenses	5,215	4,983

Income before income taxes	874	1,296

Income tax expense	131	303

Net Income	$743	$993

Earnings per Share, basic	$0.20	$0.27

Earnings per Share, assuming dilution	$0.20	$0.27

Dividends per Share	$0.12	$0.12
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014

(In thousands)	2015	2014
Net Income	$743	$993
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $16 in 2015 and $11 in 2014	(31)	(21)
Change in fair value of securities available for sale net of tax effect of $(87) in 2015 and $(343) in 2014	169	666
Total other comprehensive income, net of tax of $(71) in 2015 and $(332) in 2014	138	645
Comprehensive Income	$881	$1,638

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$11,516	$40,652	$(941)	$51,227
Net income		993		993
Other comprehensive income net of tax effect of $(332)			645	645
Cash dividends ($.12 per share)		(448)		(448)
Amortization of unearned compensation, restricted stock awards		36		36
Issuance of common stock - non-vested shares (9,777 shares)	30	(30)		-
Issuance of common stock - vested shares (6,965 shares)	22	82		104
Balance, March 31, 2014	$11,568	$41,285	$(296)	$52,557

Balance, December 31, 2014	$11,568	$43,690	$(101)	$55,157
Net income		743		743
Other comprehensive income net of tax effect of $(71)			138	138
Cash dividends ($.12 per share)		(450)		(450)
Amortization of unearned compensation, restricted stock awards		40		40
Issuance of common stock - non-vested shares (11,925 shares)	37	(37)		-
Issuance of common stock - vested shares (3,458 shares)	11	49		60
Balance, March 31, 2015	$11,616	$44,035	$37	$55,688

See accompanying Notes to Consolidated Financial Statements

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014
(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$743	$993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354	281
Provision for loan losses	-	-
(Gain) on sale of other real estate owned	-	(130)
Loss on interest rate swaps	12	16
Amortization of security premiums, net	17	11
Amortization of unearned compensation, net of forfeiture	72	62
Issuance of vested restricted stock	60	104
Changes in assets and liabilities:
Decrease in other assets	126	115
Increase (decrease) in other liabilities	(565)	(13)
Net cash provided by operating activities	819	1,439

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	1,896	3,158
Purchase of securities available for sale	(2)	(4,441)
Purchase of premises and equipment	(203)	(4,580)
Redemptions restricted securities	8	168
Net (increase) decrease in loans	(4,115)	5,758
Proceeds from sale of other real estate owned	-	2,809
Net cash provided by (used in) investing activities	(2,416)	2,872

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	18	(3,539)
Net (decrease) in certificates of deposit	(9,076)	(8,948)
(Decrease) in FHLB advances	(17)	(16)
Cash dividends paid on common stock	(450)	(448)
Net cash (used in) financing activities	(9,525)	(12,951)

(Decrease) in cash and cash equivalents	(11,122)	(8,640)

Cash and Cash Equivalents
Beginning	64,376	71,126

Ending	$53,254	$62,486

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$583	$657

Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale, net of tax effect	$169	$666
Unrealized (loss) on interest rate swap, net of taxes	$(31)	$(21)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.    General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiaries: The Fauquier Bank ("the Bank") and Fauquier Statutory Trust II; and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2015 and December 31, 2014 and the results of operations for the three months ended March 31, 2015 and 2014.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year or any other interim period.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this Accounting Standards Update ("ASU") permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.   The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606." This ASU applies to any entity using accounting principles generally accepted in the United States ("GAAP")  that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In April 2015, the FASB voted in favor of a one year deferral of the effective date of this amendment.  An exposure draft is expected with a 30 day comment period. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in "Compensation – Stock Compensation (Topic 718)," should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis.  The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure."  The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure.  The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern."  This update is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period.  If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-15 to have a material impact on its on the Company's consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging (Topic 815):  Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity."  The amendments in ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on it's consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items."  The amendments in this ASU eliminate from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions.  Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis."  The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs."  The amendments in this ASU are intended to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement."  The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer's accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively.  The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

Note 2.    Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	March 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$45,016	$710	$(69)	$45,657
Obligations of states and political subdivisions	6,256	386	-	6,642
Corporate bonds	3,616	18	(552)	3,082
Mutual funds	364	7	-	371
	$55,252	$1,121	$(621)	$55,752

	December 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	(Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$46,666	$464	$(165)	$46,965
Obligations of states and political subdivisions	6,537	377	-	6,914
Corporate bonds	3,597	34	(470)	3,161
Mutual funds	362	4	-	366
	$57,162	$879	$(635)	$57,406

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2015
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,001	$2,001
Due after one year through five years	7,824	7,871
Due after five years through ten years	11,295	11,763
Due after ten years	33,768	33,746
Equity securities	364	371
	$55,252	$55,752

There were no impairment losses on securities during the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015, no securities were sold, and  none were called or matured.  Over the same period, no securities were purchased.  During the three months ended March 31, 2014, no securities were sold, and two securities totaling a fair value of $2.0 million were called or matured.  Over the same period, four securities totaling $4.4 million were purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$3,000	$-	$8,277	$(69)	$11,277	$(69)
Corporate bonds	-	-	2,462	(552)	2,462	(552)
Total temporary impaired securities	$3,000	$-	$10,739	$(621)	$13,739	$(621)
(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$10,405	$(35)	$8,412	$(130)	$18,817	$(165)
Corporate bonds	-	-	2,531	(470)	2,531	(470)
Total temporary impaired securities	$10,405	$(35)	$10,943	$(600)	$21,348	$(635)

The nature of securities which were temporarily impaired for a continuous twelve month period or more at March 31, 2015 consisted of two corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI")  totaling $3.0 million and a temporary loss of approximately $552,000.  One additional bond with a cost basis net of OTTI totaling $602,000 had a gain of $18,000.  The value of these corporate bonds is based on quoted market prices for similar assets.  They are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 61 different financial institutions per bond. They have an estimated maturity of 19 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all the bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (" LIBOR").  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of  March 31, 2015.  The bonds, totaling $3.1 million at fair value, are projected to repay the full outstanding interest and principal and are now classified as performing corporate bond investments.  During the quarter ended March 31, 2015, $63,000 of interest income was received and recorded, of which $39,000 represented deferred interest from prior periods.

Additional information regarding each of the pooled trust preferred securities as of March 31, 2015 follows:
(Dollars in thousands)
Cost, net of OTTI loss	Fair Value(1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Estimated incremental defaults required to break yield (2)	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss (Income), net of tax benefit

$1,639	$1,200	78.5%	4.4%	17.1%	9%	$319	$290
1,375	1,262	74.6%	12.1%	13.3%	10%	625	74
602	620	79.8%	10.5%	9.7%	4%	398	(12)
$3,616	$3,082					$1,342	$352

(1)	Current Moody's Ratings range from C to Caa3.
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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2014	$1,360
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(18)
Ending balance as of March 31, 2015	$1,342

The carrying value of securities pledged to secure deposits and for other purposes amounted to $47.1 million and $47.6 million at March 31, 2015 and December 31, 2014, respectively.

Note 3.     Loans and Allowance for Loan Losses
Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Three Months Ended March 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391
Charge-offs	-	-	-	-	(14)	-	-	-	(14)
Recoveries	-	-	-	8	-	-	1	-	9
Provision	(179)	120	(136)	(13)	24	201	50	(67)	-
Ending balance at 3/31/2015	$337	$2,063	$563	$32	$82	$1,625	$347	$337	$5,386

Ending balances individually evaluated for impairment	$160	$449	$307	$-	$-	$171	$49	$-	$1,136

Ending balances collectively evaluated for impairment	$177	$1,614	$256	$32	$82	$1,454	$298	$337	$4,250

Loans Receivable
Individually evaluated for impairment	$293	$3,261	$3,604	$-	$-	$1,613	$119		$8,890
Collectively evaluated for impairment	29,596	162,150	35,164	3,056	18,620	145,194	42,034		435,814
Ending balance at 3/31/2015	$29,889	$165,411	$38,768	$3,056	$18,620	$146,807	$42,153		$444,704

	As of and for the Year Ended December 31, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667
Charge-offs	(171)	(560)	(313)	(18)	(139)	(172)	(91)	-	(1,464)
Recoveries	86	-	65	10	-	22	5	-	188
Provision	(363)	183	535	27	15	313	(932)	222	-
Ending balance at 12/31/2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391

Ending balances individually evaluated for impairment	$246	$456	$470	$-	$-	$173	$-	$-	$1,345

Ending balances collectively evaluated for impairment	$270	$1,487	$229	$37	$72	$1,251	$296	$404	$4,046

Loans Receivable
Individually evaluated for impairment	$316	$3,272	$3,620	$-	$-	$1,550	$70		$8,828
Collectively evaluated for impairment	26,608	162,256	35,465	3,015	19,700	141,927	42,662		431,633
Ending balance at 12/31/2014	$26,924	$165,528	$39,085	$3,015	$19,700	$143,477	$42,732		$440,461

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

Credit Quality Indicators

	As of March 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$26,539	$151,873	$30,562	$3,052	$18,620	$136,593	$37,595	$404,834
Special mention	1,781	6,170	4,926	-	-	2,416	1,972	17,265
Substandard	1,569	7,368	3,137	4	-	7,109	2,537	21,724
Doubtful	-	-	143	-	-	689	49	881
Loss	-	-	-	-	-	-	-	-
Total	$29,889	$165,411	$38,768	$3,056	$18,620	$146,807	$42,153	$444,704

	December 31, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$23,255	$154,106	$31,127	$2,990	$19,700	$132,168	$37,423	$400,769
Special mention	1,917	3,992	3,687	21	-	2,299	2,663	14,579
Substandard	1,752	7,430	4,271	4	-	9,010	2,587	25,054
Doubtful	-	-	-	-	-	-	59	59
Loss	-	-	-	-	-	-	-	-
Total	$26,924	$165,528	$39,085	$3,015	$$19,700	$143,477	$42,732	$440,461

Age Analysis of Past Due Loans Receivable

	As of March 31, 2015
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$156	$88	$127	$371	$29,518	$29,889	$2	$156
Commercial real estate	96	912	-	1,008	164,403	165,411	-	96
Construction and land	-	143	-	143	38,625	38,768	-	144
Consumer	18	4	-	22	3,034	3,056	-	-
Student (U.S. Government guaranteed)	1,836	1,069	2,721	5,626	12,994	18,620	2,721	-
Residential real estate	1,215	474	1,089	2,778	144,029	146,807	-	1,147
Home equity line of credit	630	129	50	809	41,344	42,153	-	50
Total	$3,951	$2,819	$3,987	$10,757	$433,947	$444,704	$2,723	$1,593

	As of December 31, 2014
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$140	$106	$-	$246	$26,678	$26,924	$-	$166
Commercial real estate	444	-	-	444	165,084	165,528	-	98
Construction and land	551	145	-	696	38,389	39,085	-	1
Consumer	8	18	-	26	2,989	3,015	-	-
Student (U.S. Government guaranteed)	1,445	830	4,551	6,826	12,874	19,700	4,551	-
Residential real estate	798	1,242	459	2,499	140,978	143,477	-	962
Home equity line of credit	50	108	-	158	42,574	42,732	-	-
Total	$3,436	$2,449	$5,010	$10,895	$429,566	$440,461	$4,551	$1,227

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012.  The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  At March 31, 2015, $2.7 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	March 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$79	$105	$-	$82	$2
Commercial real estate	1,434	2,001	-	1,436	16
Construction and land	2,332	2,649	-	2,336	26
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	826	998	-	828	4
Home equity line of credit	70	70	-	70	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$214	$222	$160	$217	$1
Commercial real estate	1,827	1,827	449	1,831	22
Construction and land	1,272	1,272	307	1,275	17
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	787	787	171	787	5
Home equity line of credit	49	49	49	49	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$293	$327	$160	$299	$3
Commercial real estate	3,261	3,828	449	3,267	38
Construction and land	3,604	3,921	307	3,611	43
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,613	1,785	171	1,615	9
Home equity line of credit	119	119	49	119	-
Consumer	-	-	-	-	-
Total	$8,890	$9,980	$1,136	$8,911	$93

	December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$20	$50	$-	$33	$-
Commercial real estate	1,438	2,006	-	1,722	108
Construction and land	1,577	1,893	-	1,737	79
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,220	1,477	-	1,351	19
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$296	$304	$246	$312	$11
Commercial real estate	1,834	1,834	456	1,835	102
Construction and land	2,043	2,043	470	2,064	110
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	330	338	173	445	21
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$316	$354	$246	$345	$11
Commercial real estate	3,272	3,840	456	3,557	210
Construction and land	3,620	3,936	470	3,801	189
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,550	1,815	173	1,796	40
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Total	$8,828	$10,015	$1,345	$9,569	$453

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

At March 31, 2015, there were $5.4 million of commercial loans classified as substandard which were deemed not to be impaired because borrowers continue to abide by the terms of their original loan agreements and are substandard based on their industry or changes in their cash flow that have not yet resulted in past dues. Impaired loans totaled $8.9 million at March 31, 2015, representing an increase of $62,000 from December 31, 2014.  Approximately $8.6 million of loans classified as impaired at March 31, 2015 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

The following tables represent loans modified in a troubled debt restructuring ("TDRs") and defaults on TDRs occurring within 12 months of modification during the three months ended March 31, 2015 and 2014.

Troubled Debt Restructurings

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	-	$-	$-	1	$65	$65
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted						-
Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

There were no loans modified in a troubled debt restructuring ("TDRs") or subsequent defaults on TDRs occurring within 12 months of modification during the three months ended March 31, 2015.  At the end of the 2015 quarter, 13 TDRs, totaling $7.9 million, remain in the portfolio.  Eleven of the loans, totaling $7.4 million, were on accrual status and performing in accordance with the modified terms. The remaining two loans, totaling $0.5 million, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

At March 31, 2015, the Company had no foreclosed residential real estate properties in its possession. There were two residential real estate properties with a total carrying value of $543,000 that were in the process of foreclosure.

 Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Non-accrual loans	$1,593	$1,227	$2,002
Other real estate owned	1,406	1,406	1,406
Non-performing corporate bond investments, at fair value	-	-	1,861
Total non-performing assets	2,999	2,633	5,269
Restructured loans still accruing	7,402	7,431	8,598
Student loans (U.S. Government guaranteed) past due 90 days or more and still accruing	2,721	4,551	7,017
Loans past due 90 or more days and still accruing	2	-	358
Total non-performing and other risk assets	$13,124	$14,615	$21,242

Allowance for loan losses to total loans	1.21%	1.22%	1.49%
Non-accrual loans to total loans	0.36%	0.28%	0.45%
Allowance for loan losses to non-accrual loans	338.10%	439.36%	331.22%
Total non-accrual loans and restructured loans still accruing to total loans	2.02%	1.97%	2.38%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	59.88%	62.27%	62.56%
Total non-performing assets to total assets	0.50%	0.43%	0.87%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.     Company-Obligated Mandatorily Redeemable Capital Securities
On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at March 31, 2015 and December 31, 2014 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70%, repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036, and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $30,000 for each of the three months ended March 31, 2015 and 2014.   The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into four swap agreements to manage the interest rate risk related to four commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2022.  The Company receives interest monthly at the rate equivalent to one month LIBOR, plus a spread repricing on the same date as the loans, and pays interest at fixed rates.   The interest expense on the interest rate swaps was $32,000 and $26,000 for the three months ended March 31, 2015 and 2014, respectively.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $1.0 million at March 31, 2015.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements for March 31, 2015 and December 31, 2014 are as follows:

(In thousands)	March 31, 2015
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-cash flow	$4,000	$(351)	Other Liabilities	9/15/2020
Interest rate swap-fair value	2,102	(96)	Other Liabilities	8/15/2021
Interest rate swap-fair value	1,982	(92)	Other Liabilities	8/15/2021
Interest rate swap-fair value	993	(2)	Other Liabilities	9/26/2022
Interest rate swap-fair value	4,800	(66)	Other Liabilities	2/12/2022

	March 31, 2015
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(31)	Not applicable	$-

(In thousands)	March 31, 2015
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(12)

(In thousands)	December 31, 2014
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap-cash flow	$4,000	$(304)	Other Liabilities	9/15/2020
Interest rate swap-fair value	2,114	(66)	Other Liabilities	8/15/2021
Interest rate swap-fair value	1,993	(63)	Other Liabilities	8/15/2021
Interest rate swap-fair value	1,000	16	Other Assets	9/26/2022

	December 31, 2014
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(53)	Not applicable	$-

(In thousands)	December 31, 2014
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest Income	$(58)

Note 6.    Earnings Per Share
The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,737,111	$0.20	3,720,491	$0.27
Effect of dilutive securities, stock-based awards	14,111		14,405
Diluted earnings per share	3,751,222	$0.20	3,734,896	$0.27

Non-vested restricted shares have voting rights and receive non-forfeitable dividends during the vesting period, and are included in calculating basic earnings per share.  The portion of non-vested performance-based stock awards that have been earned are included in the diluted earnings per share.

Note 7.    Stock Based Compensation
Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company's Stock Incentive Plan (the "Plan"), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  The Company did not grant stock options during the three months ended March 31, 2015 and 2014, there were no options outstanding at March 31, 2015.

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

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the Plan: 10,227 shares and 10,570 shares of non-vested restricted stock to executive officers, and 3,458 shares and 4,050 shares of vested restricted stock to non-employee directors on February 19, 2015 and February 20, 2014, respectively.  The compensation expense for these non-vested shares is recognized over a period of three years, and was $40,000 and $37,000, net of forfeiture, for the three months ended March 31, 2015 and 2014, respectively. As of  March 31, 2015, there was $309,000 of total unrecognized compensation cost related to these non-vested shares, which will be recorded in conjunction with the vesting periods over the remaining 33 months. Compensation expense for the non-employee directors is recognized at the date the shares are granted and during the three months ended March 31, 2015, and 2014, $59,000 and $64,000 was recognized, respectively.

A summary of the status of the Company's non-vested restricted shares granted under the Plan is presented below:

	Three Months Ended March 31, 2015
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2015	34,965	$13.11

Granted	13,685	17.20
Vested	(15,383)	13.23
Forfeited	-
Non-vested at March 31, 2015	33,267	$14.74

The Company granted performance-based stock rights relating to 10,227 and 10,746 shares to certain officers on February 19, 2015, and February 20, 2014, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  The compensation expense for performance-based stock rights totaled $32,000 and $26,000 for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, there was $160,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Three Months Ended March 31, 2015
	Performance Based Stock Rights (Shares)	Weighted Average Fair Value

Non-vested at January 1, 2015	35,141	$13.12

Granted	10,227	17.20
Vested	-
Forfeited	(11,925)	12.08
Non-vested at March 31, 2015	33,443	$14.74

Note 8.    Employee Benefit Plans
The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering employees who have completed three months of service and who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company's 401(k) expenses for the three months ended March 31, 2015 and 2014 were $164,000 and $162,000, respectively.
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

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  For the three months ended March 31, 2015 and 2014, deferred compensation expense was $8,000 and $11,000, respectively.

Concurrent with the establishment of the deferred compensation plan for the former employee, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the plan.  Income on these life insurance policies amounted to $8,000 for each of the three months ended March 31, 2015 and 2014.  The Company has recorded other assets of $1.2 million representing the cash surrender value of these policies at both March 31, 2015 and December 31, 2014.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2015:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$45,657	$-	$45,657	$-
Obligations of states and political subdivisions	6,642	-	6,642	-
Corporate bonds	3,082	-	3,082	-
Mutual funds	371	371	-	-
Total available for sale securities	55,752	371	55,381	-

Total assets at fair value	$55,752	$371	$55,381	$-

Liabilities at March 31, 2015:
Interest rate swaps	$607	$-	$607	$-
Total liabilities at fair value	$607	$-	$607	$-

Assets at December 31, 2014:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$46,965	$-	$46,965	$-
Obligations of states and political subdivisions	6,914	-	6,914	-
Corporate bonds	3,161	-	3,161	-
Mutual funds	366	366	-	-
Total available for sale securities	57,406	366	57,040	-

Interest rate swaps	16	-	16	-
Total assets at fair value	$57,422	$366	$57,056	$-

Liabilities at December 31, 2014:
Interest rate swaps	$433	$-	$433	$-
Total liabilities at fair value	$433	$-	$433	$-

There were no Level 3 assets measured at estimated fair value on a recurring basis as of March 31, 2015 or December 31, 2014.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with an impaired loan can be based on either the observable market price of the loan or the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At March 31, 2015, the Company's Level 3 loans for which a reserve has been established, consisted of two loans totaling $141,000 secured by business assets and inventory with a reserve of $132,000, and one loan totaling $318,000 secured by real estate with a reserve of $278,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.4 million at March 31, 2015 and December 31, 2014, respectively.

The following table summarizes the Company's financial assets that were measured at fair value at March 31, 2015 and December 31, 2014.

	Carrying Value at March 31, 2015
	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,013	$-	$2,964	$49
Other real estate owned, net	1,406	-	1,406	-

	Carrying Value at December 31, 2014
	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,158	$-	$3,109	$49
Other real estate owned, net	1,406	-	1,406	-

The following table displays quantitative information about Level 3 Fair Value Measurements at March 31, 2015.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Impaired loans	$49	Appraised values	Age of appraisal, current market conditons, and experience within local markets	89%
Total	$49

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

At March 31, 2015 and December 31, 2014, the fair values of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at March 31, 2015
(In thousands)	Carrying Value as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of March 31, 2015
Assets
Cash and short-term investments	$53,254	$53,315	$-	$-	$53,315
Securities available for sale	55,752	371	55,381	-	55,752
Restricted investments	1,286	-	1,286	-	1,286
Net loans	439,318	-	438,444	49	438,493
Accrued interest receivable	1,434	-	1,434	-	1,434
Interest rate swaps	-	-	-	-	-
BOLI	12,549	-	12,549	-	12,549
Total financial assets	$563,593	$53,686	$509,094	$49	$562,829

Liabilities
Deposits	$516,157	$-	$516,740	$-	$516,740
Borrowings	13,058	-	13,317	-	13,317
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	163	-	163	-	163
Interest rate swaps	607	-	607	-	607
Total financial liabilities	$534,109	$-	$534,944	$-	$534,944

	Fair Value Measurements at December 31, 2014
(In thousands)	Carrying Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014
Assets
Cash and short-term investments	$64,376	$64,441	$-	$-	$64,441
Securities available for sale	57,406	366	57,040	-	57,406
Restricted investments	1,294	-	1,294	-	1,294
Net loans	435,070	-	434,356	49	434,405
Accrued interest receivable	1,473	-	1,473	-	1,473
Interest rate swaps	16	-	16	-	16
BOLI	12,458	-	12,458	-	12,458
Total financial assets	$572,093	$64,807	$506,637	$49	$571,493

Liabilities
Deposits	$525,215	$-	$525,636	$-	$525,636
Borrowings	13,075	-	13,182	-	13,182
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	185	-	185	-	185
Interest rate swaps	433	-	433	-	433
Total financial liabilities	$543,032	$-	$543,553	$-	$543,553

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

Note 10.    Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available for Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2014	$(200)	$160	$(61)	$(101)
Other comprehensive income (loss) before reclassifications	(31)	169	-	138
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	(31)	169	-	138
Balance March 31, 2015	$(231)	$329	$(61)	$37

Balance December 31, 2013	$(147)	$(847)	$53	$(941)
Other comprehensive income (loss) before reclassifications	(21)	666	-	645
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	(21)	666	-	645
Balance March 31, 2014	$(168)	$(181)	$53	$(296)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Note 11.    Subsequent Event

The Company expects to realize approximately $450,000 in a tax-free death benefit in excess of surrender value related to bank-owned life insurance.  The benefit is expected to be reflected in non-interest income in the Company's June 30, 2015 10-Q.

Note 12.    Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through six limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects.  The Company exerts no control over the operating or financial policies of the partnerships.  Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2032.  The Company accounts for the affordable housing investments using the equity method and has recorded $4.5 million in other assets at March 31, 2015. The Company has also recorded $3.5 million in other liabilities related to capital calls through 2019. The related federal tax credits and other tax benefits of $193,000 were for the quarter ended March 31, 2015, and are included in income tax expense in the Consolidated Statements of Income.  Flow-through losses of $279,000 from 2014 and were recognized in noninterest income. For the quarter ended March 31, 2014, the federal tax credits and other tax benefits totaled $124,000 and flow through losses were $180,000.

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,744,562 shares of common stock, par value $3.13 per share, held by approximately 355 holders of record at the close of business on March 31, 2015.  The Bank has 11full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville, and Centreville Road-Manassas. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

As of March 31, 2015, the Company had total consolidated assets of $597.4 million, total loans net of allowance for loan losses of $439.3 million, total consolidated deposits of $516.2 million, and total consolidated shareholders' equity of $55.7 million.

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

The Company's allowance for loan losses has three basic components: the specific allowance, the general allowance and the unallocated component. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The specific allowance uses various techniques to arrive at an estimate of loss.  All TDRs, regardless of loan type, are evaluated individually for impairment. Analysis of the borrower's overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Net income of $743,000 for the first quarter of 2015 was a 25.2% decrease from the net income for the first quarter of 2014 of $993,000.  Loans, net of reserve, totaling $439.3 million at March 31, 2015, increased 1.0% when compared with December 31, 2014, and increased 0.1% when compared with March 31, 2014.  Deposits, totaling $516.2 million at March 31, 2015, decreased 1.7% when compared with December 31, 2014, and decreased 2.2% when compared with March 31, 2014.  Assets under WMS management, totaling $451.0 million in market value at March 31, 2015, increased 3.8% from December 31, 2014 and 7.1% from March 31, 2014.

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

The Bank's non-performing assets totaled $3.0 million or 0.50% of total assets at March 31, 2015, as compared with $2.6 million or 0.43% of total assets at December 31, 2014, and $5.3 million or 0.87% of total assets at March 31, 2014. Nonaccrual loans totaled $1.6 million or 0.36% of total loans at March 31, 2015 compared with $1.2 million or 0.28% of total loans at December 31, 2014, and $2.0 million or 0.45% of total loans at March 31, 2014. There was no provision for loan losses for the first three months of 2015 or for the first three months of 2014. There were net charge-offs of $5,000 during the three months ended March 31, 2015 compared with net charge-offs of $36,000 for the same three months of 2014. Total allowance for loan losses was $5.4 million or 1.21% of total loans at March 31, 2015 compared with $5.4 million or 1.22% of loans at December 31, 2014 and $6.6 million or 1.49% of loans at March 31, 2014.  The decrease in the allowance percentage from March 31, 2014 to March 31, 2015 was due primarily to the reduction of nonaccrual loans over the same time period, as well as the low level of net charge-offs during the quarter ended March 31, 2015 and decline in the historical charge-off used to calculate the general component of the allowance for loan losses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NET INCOME
Net income of $743,000 for the quarter ended March 31, 2015 was a 25.2% decrease from the net income for the quarter ended March 31, 2014 of $993,000.   Earnings per share on a fully diluted basis were $0.20 for the first quarter of 2015 compared with $0.27 for the first quarter of 2014. Profitability as measured by return on average assets decreased from 0.68% in the first quarter of 2014 to 0.50% for the same period in 2015. Profitability as measured by return on average equity decreased from 7.76% to 5.42% over the same respective quarters in 2014 and 2015.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $44,000 or 0.9% to $4.81 million for the quarter ended March 31, 2015 from $4.86 million for the quarter ended March 31, 2014.  The decrease in net interest income was due primarily to the decrease in interest and fees on loans. This was partially offset by reduced interest expense on deposits of $90,000 over the same period.  The Company's net interest margin decreased from 3.62% in the first quarter of 2014 to 3.59% in the first quarter of 2015.

Total interest income decreased $135,000  or 2.5% to $5.37 million for the first quarter of 2015 from $5.51 million for the first quarter of 2014. This decrease was primarily due to the decline in the yield on earning assets from 4.10% during the first quarter of 2014 to 4.01% during the first quarter of 2015.

The tax-equivalent average yield on loans was 4.58% for the first quarter of 2015, down from 4.65% in the first quarter of 2014. Average loan balances decreased $7.3 million or 1.6% from $449.5 million during the first quarter of 2014 to $442.2 million during the first quarter of 2015. The decrease in balances and yield resulted in a $152,000 or 3.0% decline in interest and fee income from loans for the first quarter of 2015, compared with the same period in 2014. On a tax equivalent basis, the decrease was $159,000 or 3.1%.

Average investment security balances increased $3.1 million from $54.9 million in the first quarter of 2014 to $58.0 million in the first quarter of 2015. The tax-equivalent average yield on investments decreased from 2.82% for the first quarter of 2014 to 2.78% for the first quarter of 2015.  Nontax-equivalent interest and dividend income on security investments increased $17,000 or 4.8%, from $356,000 for the first quarter of 2014 to $373,000 for the first quarter of 2015. Approximately $39,000 of the increase in interest income on securities was due to the receipt and recognition of past due interest on the Bank's investment in trust preferred securities. For further discussion on trust preferred securities, see "Securities" in Note 2 of the Notes to Consolidated Financial Statements contained herein. Interest income on deposits in other banks totaled $38,000 for the first quarter 2014 and the first quarter 2015.

Total interest expense decreased $91,000 or 14.0% from $651,000 for the first quarter of 2014 to $560,000 for the first quarter of 2015 primarily due to the decline in average balances of time deposits.

Interest paid on deposits decreased $90,000 or 17.3% from $521,000 for the first quarter of 2014 to $431,000 for the first quarter of 2015.   Average balances on time deposits declined $24.3 million or 22.5% from $107.7 million to $83.4 million while the average rate decreased from 1.39% for the first quarter of 2014 to 1.33%  for the first quarter of 2015, resulting in $93,000 less interest expense.  Average money market account balances increased $5.1 million from the first quarter of 2014 to the first quarter of 2015 while the rate increased from 0.20% to 0.21%, resulting in $4,000 more interest expense.  Average savings account balances increased $3.6 million or 4.7% from the first quarter of 2014 to the first quarter of 2015, and the average rate declined from 0.11% to 0.10%, resulting in a decrease of $1,000 of interest expense for the first quarter of 2015.  Average interest bearing checking balances increased $9.9 million or 4.9%  from the first quarter of 2014 to the first quarter of 2015, while the average rate decreased from 0.22% to 0.21%, resulting in $109,000 of interest expense for the first quarter of 2015 and 2014.

Interest expense on FHLB advances was $81,000 for the three months ended March 31, 2014 and $80,000 for the same period in 2015. Interest expense on capital securities was $49,000 for the each of the first quarters of 2014 and 2015.

The average rate on total interest-bearing liabilities decreased from 0.59% in the first quarter of 2014 to 0.51% for the first quarter of 2015.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$434,931	$4,905	4.57%	$440,066	$5,043	4.65%
Tax-exempt (1)	6,290	87	5.62%	6,846	108	6.41%
Nonaccrual (2)	1,002	-		2,571	-	0.00%
Total Loans	442,223	4,992	4.58%	449,483	5,151	4.65%

Securities
Taxable	51,756	316	2.44%	48,325	295	2.44%
Tax-exempt (1)	6,224	87	5.57%	6,584	93	5.66%
Total securities	57,980	403	2.78%	54,909	388	2.82%

Deposits in banks	48,962	38	0.32%	46,474	38	0.33%
Federal funds sold	11	-	0.17%	8	-	0.24%
Total earning assets	549,176	5,433	4.01%	550,874	$5,577	4.10%

Less: Reserve for loan losses	(5,442)			(7,362)
Cash and due from banks	5,470			5,055
Bank premises and equipment, net	21,051			18,265
Other real estate owned	1,406			3,658
Other assets	25,639			25,303
Total Assets	$597,300			$595,793

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$88,472			$86,346

Interest-bearing deposits
Checking accounts	212,108	$109	0.21%	202,242	$109	0.22%
Money market accounts	52,646	27	0.21%	47,526	23	0.20%
Savings accounts	79,157	20	0.10%	75,579	21	0.11%
Time deposits	83,427	275	1.33%	107,702	368	1.39%
Total interest-bearing deposits	427,338	431	0.41%	433,049	521	0.49%

Federal funds purchased	-	-	0.00%	-	-	0.00%
Federal Home Loan Bank advances	13,067	80	2.49%	13,131	81	2.50%
Capital securities of subsidiary trust	4,124	49	4.83%	4,124	49	4.83%
Total interest-bearing liabilities	444,529	560	0.51%	450,304	651	0.59%

Other liabilities	8,691			7,229
Shareholders' equity	55,608			51,914
Total Liabilities & Shareholders' Equity	$597,300			$595,793

Net interest spread		$4,873	3.50%		$4,926	3.51%

Interest expense as a percent of average earning assets			0.41%			0.48%
Net interest margin			3.59%			3.62%

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

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(138)	$(59)	$(79)
Loans; tax-exempt (1)	(21)	(9)	(12)
Securities; taxable	21	21	-
Securities; tax-exempt (1)	(6)	(5)	(1)
Deposits in banks	-	2	(2)
Federal funds sold	-	-	-
Total Interest Income	(144)	(50)	(94)

Interest Expense
Checking accounts	-	5	(5)
Money market accounts	4	2	2
Savings accounts	(1)	1	(2)
Time deposits	(93)	(83)	(10)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(1)	(1)	-
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(91)	(76)	(15)
Net Interest Income	$(53)	$26	$(79)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was no provision for loan losses for the first quarter of 2015 or for the first quarter of 2014 due primarily to the continued decline in the level of historical charge-offs included in the general component of the allowance for loan losses.

The amount of the provision for loan loss is based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. The loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends are also utilized in determining the allowance. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

OTHER INCOME
Total other income decreased by $146,000 or 10.3% from $1.42 million for the first quarter of 2014 to $1.28 million in the first quarter of 2015. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The decrease was partially due to the $76,000 decrease in service charges on deposit accounts during the first quarter of 2015 compared with the first quarter of 2014. In addition, other service charges, commissions and income declined $107,000 from first quarter 2014 to first quarter 2015 primarily due to the recognition of passive losses within community development tax credit investments.

Trust and estate income increased $34,000 or 8.0% from the first quarter of 2014 to the first quarter of 2015 primarily due to increased growth of managed investment accounts.

Brokerage service revenues were $80,000 for the first quarter of 2015 compared with $77,000 the first quarter of 2015.

Service charges on deposit accounts decreased $76,000 or 12.5% to $530,000 for the first quarter of 2015 compared to one year earlier.  The reason for the change is difficult to determine, but may be due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology. Other reasons which may have contributed to the decline in service charges on deposit accounts include the relative severity of the weather in 2015 compared with 2014, as well as the decline in gas prices, which reduced consumers overall expenditures and increased the relative level of their deposit accounts.

Other service charges, commissions and fees decreased $107,000 or 34.0% from $315,000 in first quarter of 2014 to $208,000 in the first quarter of 2015 primarily due to the recognition of passive losses within community development tax credit investments.  Passive losses within community development tax credit investments were $279,000 in the first quarter of 2015 compared with $180,000 in the first quarter of 2014. These passive losses will be more than offset in future periods by federal tax credits related to low/moderate income housing and/or buildings of historical significance. Included in other service charges, commissions, and income is debit card interchange income, net, which totaled $252,000 and $265,000 for the first quarters of 2015 and 2014, respectively. The decline in debit card interchange income may also be caused by the decline in gas prices compared with a year ago.

OTHER EXPENSE
Total other expense increased $232,000 or 4.7% during the first quarter of 2015 compared with the first quarter of 2014. During the first quarter of 2014, there was a $114,000 gain in the sale of other real estate owned ("OREO") that did not reoccur during the first quarter of 2015. In addition, there were increases in salaries and benefits, occupancy expenses, and furniture and equipment expense due to the opening of two new branch locations after March 31, 2014.

Salaries and employees' benefits increased $28,000 or 1.1% from first quarter 2014 to first quarter 2015.  The increase was primarily due to the annual increases in salaries for the first quarter of 2015 compared with the first quarter of 2014. Additionally, active full-time equivalent employees increased from 141 as of March 31, 2014 to 144 as of March 31, 2015. At March 31, 2015, the Bank had approximately 13 full-time equivalent positions to be filled over the remainder of 2015, primarily to meet staffing needs in its retail branch network.

Occupancy expense increased $28,000 or 4.9%, due to expenses associated with the opening of the Gainesville and Centerville Road-Manassas branch locations. Furniture and equipment expense increased $46,000 or 15.3%, from first quarter 2014 to first quarter 2015 due to expenditures on equipment for the Gainesville and Centreville Road-Manassas branches.

Marketing expense decreased $25,000 or 17.7% from the first quarter of 2014 to $116,000 for the first quarter of 2015.

Legal, auditing and consulting expense increased $13,000 or 5.0% from the first quarter of 2014 to $272,000 for the first quarter of 2015 primarily due to the increase in management consulting expense associated with strategic planning.

Data processing expense decreased $30,000 or 8.3% for the first quarter of 2015 compared with the same time period in 2014 due to the new pricing structure the Bank has with its core third-party data processing provider.

FDIC deposit insurance expense decreased $9,000 from $103,000 for the first quarter of 2014 to $94,000 for the first quarter of 2015 due to improvements in the qualitative factors used to calculate the FDIC deposit insurance premium expense.

The was no loss or gain on the sale or impairment on other real estate owned during the quarter ended March 31, 2015. During the quarter ended March 31, 2014, there was a net gain of $114,000 related to the sale of one OREO property.

Other operating expenses increased $67,000 or 8.7% in the first quarter of 2015 compared with the first quarter of 2014 due to check card fraud charge-offs related to the data breach of the Home Depot payment data systems during the 4th quarter of 2014.

INCOME TAXES
Income tax expense was $131,000 for the quarter ended March 31, 2015 compared with $303,000 for the quarter ended March 31, 2014. The effective tax rate was 15.0% and 23.4% for the first quarter of 2015 and 2014, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the bank owned life insurance purchases and death benefit, and community development tax credits. The Company projects that it will receive approximately $230,000 in tax credits over the next three quarters of 2015.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2015  AND DECEMBER 31, 2014
Total assets were $597.4 million at March 31, 2015 compared with $606.3 million at December 31, 2014, a decrease of 1.5% or $8.9 million. Balance sheet categories reflecting significant changes include interest-bearing deposits in other banks, securities available for sale, loans, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $48.0 million at March 31, 2015, a decrease of $9.5 million from December 31, 2014. The reduction in this account is primarily due to the decrease in deposits reducing the amount of excess liquidity in the Bank.

SECURITIES AVAILABLE FOR SALE.  Securities available for sale were $55.8 million at March 31, 2015, a decrease of $1.7 million or 2.9 % from December 31, 2014, primarily due to the decline of excess liquidity.

LOANS.  Loans, net of allowance for loan losses, were $439.3 million at March 31, 2015, reflecting an increase of $4.2 million from $435.1 million at December 31, 2014.

DEPOSITS. For the three months ended March 31, 2015, total deposits decreased by $9.1 million or 1.7% when compared with total deposits at December 31, 2014. Non-interest-bearing deposits increased $4.2 million to $92.2, while interest-bearing deposits decreased by $13.3 million to $423.9 million at March 31, 2015 from December 31, 2014. Included in interest-bearing deposits at March 31, 2015 and December 31, 2014 were $18.2 million and $18.1 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $18.2 million in brokered deposits, $13.8 million represent deposits of Bank customers, exchanged through the CDARS' network.  With the CDARS' program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The decrease in the Bank's interest-bearing deposits during the first three months of 2015 was the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank's funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2015 and beyond by fully leveraging its recent expansion of its branch network in 2014, as well as by offering value-added interest checking and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $3.0 million or 0.50% of total assets at March 31, 2015, compared with $2.6 million or 0.43% of total assets at December 31, 2014, and $5.3 million or 0.87% of total assets at March 31, 2014. There were no non-performing pooled trust preferred bonds at March 31, 2015 and non-performing assets were comprised solely of $1.4 million of OREO and $1.6 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.36% at March 31, 2015, as compared with 0.28% and 0.45% at December 31, 2014 and March 31, 2014, respectfully.

Student loans that were past due 90 days or more and still accruing interest totaled $2.7 million at March 31, 2015, $4.6 million at December 31, 2014 and $7.0 million at March 31, 2014.  These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  There were $2,000 other loans that were past due 90 days or more and still accruing interest at March 31, 2015, compared with none on December 31, 2014 and $358,000 at March 31, 2014.  During the quarter ended March 31, 2015, there were no loans newly identified as troubled debt restructurings ("TDRs").  At the end of the quarter, 13 TDRs, totaling $7.9 million, were in the loan portfolio.  Eleven of the loans, totaling $7.4 million, were on accrual status and performing in accordance with the modified terms. The remaining two loans, totaling $0.5 million, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for commercial construction and land loans and (b) 300% for permanent investor commercial real estate loans. As of March 31, 2015, commercial construction and land loans were $32.0 million or 51.1% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $133.2 million or 212.6% of the concentration guideline.

At March 31, 2015, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities (excluding commercial real estate investment) exceeded 5% of total gross loans. The largest industry concentration of loans and loan commitments at March 31, 2015 was approximately $14.7 million of loans to customers in the childcare industry, or 3.3% of total gross loans.

CONTRACTUAL OBLIGATIONS
As of March 31, 2015, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2015, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

CAPITAL

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board's Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital.  The Bank continues to be subject to various capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In July 2013, the Federal Reserve issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements.  Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Bank to maintain such minimum ratios plus a 2.5% "capital conservation buffer" (other than for the leverage ratio). The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019.

The following table provides information on the regulatory capital ratios for the Bank at March 31, 2015 and December 31, 2014. Management believes that the Bank exceeds all capital adequacy requirements of Basel III, including the conservation buffer, as of March 31, 2015.

Risk Based Capital Ratios
	March 31, 2015	December 31, 2014
Tier 1 Capital:
Common Equity	$57,678	$57,093

Plus: Unrealized loss on securities available for sale, net	(269)	(161)
Plus: Unrealized benefit obligation for supplemental retirement plans	-	62
Plus: Company-obligated mandatorily redeemable capital securities
Total Tier 1 Capital	57,409	56,994

Tier 2 Capital:
Allowable allowance for loan losses	5,386	5,391
Unrealized loss on equity securities, net	3	-

Total Capital:	$62,798	$62,385

Risk Weighted Assets:	$472,404	$443,908

Regulatory Capital Ratios:
Leverage Ratio	9.65%	9.48%
Common Equity Tier 1 Capital Ratio	12.15%	NA
Tier 1 Capital Ratio	12.15%	12.84%
Total Capital Ratio	13.29%	14.05%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders' equity totaled $55.7 million at March 31, 2015 compared with $55.2 million at December 31, 2014 and $52.6 million at March 31, 2014. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  On January 22, 2015, the Company's Board of Directors authorized the Company to repurchase up to 111,926 shares (3% of common stock outstanding on January 1, 2015) beginning January 1, 2015 and continuing until the next Board reset.  No shares were repurchased during the three months ended March 31, 2015. Accumulated other comprehensive income/loss was an unrealized income, net of tax benefit, of $37,000 at March 31, 2015 compared with an unrealized loss, net of tax benefit, of $101,000 at December 31, 2014 and $296,000 at March 31, 2014.

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $53.3 million at March 31, 2015 compared with $64.4 million at December 31, 2014. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $5.2 million was unpledged and readily salable at March 31, 2015. Furthermore, the Bank has an available line of credit with the FHLB with a borrowing limit of approximately $146.3 million at March 31, 2015 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $60.1 million. At March 31, 2015, $13.1 million of the FHLB line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2015 and December 31, 2014. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$60,085	$-	$60,085	$60,302	$-	$60,302
Federal Home Loan Bank advances	146,276	13,058	133,218	143,712	13,075	130,637
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			24,192			30,394
Securities, available for sale and unpledged at fair value			5,203			6,290
Total short-term funding sources			$222,698			$227,623

Uses:
Unfunded loan commitments and lending lines of credit			$85,757			$82,308
Letters of credit			3,066			3,349
Total potential short-term funding uses			$88,823			$85,657

Ratio of short-term funding sources to potential short-term funding uses			250.7%			265.7%

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2015.

Part II.OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2015, the Company's Board of Directors authorized the Company to repurchase up to 111,926 shares (3% of common stock outstanding on January 1, 2015 beginning January 1, 2015 and continuing until the next Board reset.  No shares were repurchased during the three month period ended March 31, 2015.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

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

101.00
The following materials from the Company's Form 10-Q Report for the quarterly period ended March 31, 2015, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  May 14, 2015

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: May 14, 2015