Form 10-Q
period 2015-09-30
FAUQUIER BANKSHARES, INC.
filed 2015-11-13
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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
Yes ☐ No ☒

The registrant had 3,744,562 shares of common stock outstanding as of November 5, 2015.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION
ITEM 1.                            FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,615	$6,831
Interest-bearing deposits in other banks	23,860	57,534
Federal funds sold	9	11
Securities available for sale	55,504	57,406
Restricted investments	1,286	1,294
Loans	465,481	440,461
Allowance for loan losses	(4,776)	(5,391)
Net loans	460,705	435,070
Bank premises and equipment, net	20,627	21,068
Accrued interest receivable	1,450	1,473
Other real estate owned, net of allowance	1,524	1,406
Bank-owned life insurance	12,420	12,458
Other assets	11,204	11,735
Total assets	$594,204	$606,286

Liabilities
Deposits:
Noninterest-bearing	$100,024	$87,971
Interest-bearing:
Checking	208,036	222,371
Savings and money market accounts	135,737	126,714
Time deposits	67,284	88,159
Total interest-bearing	411,057	437,244
Total deposits	511,081	525,215

Federal Home Loan Bank advances	13,025	13,075
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	8,891	8,715
Total liabilities	537,121	551,129

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2015: 3,744,562 shares including 33,267 non-vested shares; 2014: 3,730,877 shares including 34,965 non-vested shares	11,616	11,568
Retained earnings	45,613	43,690
Accumulated other comprehensive (loss), net	(146)	(101)
Total shareholders' equity	57,083	55,157
Total liabilities and shareholders' equity	$594,204	$606,286

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2015 and 2014

(In thousands, except per share data)	2015	2014
Interest Income
Interest and fees on loans	$5,075	$5,114
Interest and dividends on securities available for sale:
Taxable interest income	275	275
Interest income exempt from federal income taxes	53	61
Dividends	31	31
Interest on deposits in other banks	26	45
Total interest income	5,460	5,526

Interest Expense
Interest on deposits	309	502
Interest on federal funds purchased	7	-
Interest on Federal Home Loan Bank advances	82	83
Distribution on capital securities of subsidiary trusts	50	50
Total interest expense	448	635

Net interest income	5,012	4,891

Provision for loan losses	100	-

Net interest income after provision for loan losses	4,912	4,891

Other Income
Trust and estate income	482	473
Brokerage income	42	83
Service charges on deposit accounts	598	662
Other service charges, commissions and income	759	712
Gain on sale of securities	3	-
Total other income	1,884	1,930

Other Expenses
Salaries and benefits	2,750	2,677
Occupancy expense of premises	567	560
Furniture and equipment	280	264
Marketing expense	172	151
Legal, audit and consulting expense	290	235
Data processing expense	293	367
Federal Deposit Insurance Corporation expense	101	94
(Gain) on sale, impairment and expense of other real estate owned, net	(26)	-
Other operating expenses	785	673
Total other expenses	5,212	5,021

Income before income taxes	1,584	1,800

Income tax expense	238	378

Net Income	$1,346	$1,422

Earnings per Share, basic	$0.36	$0.38

Earnings per Share, assuming dilution	$0.36	$0.38

Dividends per Share	$0.12	$0.12
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2015 and 2014
(In thousands, except per share data)	2015	2014
Interest Income
Interest and fees on loans	$15,071	$15,254
Interest and dividends on securities available for sale:
Taxable interest income	855	875
Interest income exempt from federal income taxes	166	184
Dividends	67	74
Interest on deposits in other banks	99	126
Total interest income	16,258	16,513

Interest Expense
Interest on deposits	1,125	1,549
Interest on federal funds purchased	7	-
Interest on Federal Home Loan Bank advances	243	245
Distribution on capital securities of subsidiary trusts	149	149
Total interest expense	1,524	1,943

Net interest income	14,734	14,570

Provision for loan losses	200	-

Net interest income after provision for loan losses	14,534	14,570

Other Income
Trust and estate income	1,435	1,349
Brokerage income	187	243
Service charges on deposit accounts	1,728	1,928
Other service charges, commissions and income	1,502	1,530
Gain on sale of securities	3	-
Total other income	4,855	5,050

Other Expenses
Salaries and benefits	8,012	7,804
Occupancy expense of premises	1,744	1,665
Furniture and equipment	919	800
Marketing expense	456	434
Legal, audit and consulting expense	852	632
Data processing expense	944	1,072
Federal Deposit Insurance Corporation expense	294	279
(Gain) on sale or impairment and expense of other real estate owned, net	(12)	(103)
Other operating expenses	2,368	2,272
Total other expenses	15,577	14,855

Income before income taxes	3,812	4,765

Income tax expense	674	1,111

Net Income	$3,138	$3,654

Earnings per Share, basic	$0.84	$0.98

Earnings per Share, assuming dilution	$0.84	$0.98

Dividends per Share	$0.36	$0.36
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended September 30, 2015 and 2014

(In thousands)	2015	2014
Net Income	$1,346	$1,422
Other comprehensive income, net of tax:
Interest rate swap, net of tax effect of $24 in 2015 and $(15) in 2014	(47)	29
Change in fair value of securities available for sale, net of tax effect of $(58) in 2015 and $(7) in 2014	113	14
Total other comprehensive income, net of tax effect of $(34) in 2015 and $(22) in 2014	66	43
Comprehensive Income	$1,412	$1,465

For the Nine Months Ended September 30, 2015 and 2014

(In thousands)	2015	2014
Net Income	$3,138	$3,654
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $20 in 2015 and $11 in 2014	(39)	(22)
Change in fair value of securities available for sale, net of tax effect of $3 in 2015 and $(426) in 2014	(6)	827
Total other comprehensive income (loss), net of tax effect of $23 in 2015 and $(415) in 2014	(45)	805
Comprehensive Income	$3,093	$4,459

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$11,516	$40,652	$(941)	$51,227
Net income		3,654		3,654
Other comprehensive income net of tax effect of $(415)			805	805
Cash dividends ($.36 per share)		(1,343)		(1,343)
Amortization of unearned compensation, restricted stock awards		113		113
Issuance of common stock - non-vested shares (10,570 shares)	30	(30)		-
Issuance of common stock - vested shares (6,965 shares)	22	82		104
Balance, September 30, 2014	$11,568	$43,128	$(136)	$54,560

Balance, December 31, 2014	$11,568	$43,690	$(101)	$55,157
Net income		3,138		3,138
Other comprehensive income net of tax effect of $23			(45)	(45)
Cash dividends ($.36 per share)		(1,349)		(1,349)
Amortization of unearned compensation, restricted stock awards		122		122
Issuance of common stock - non-vested shares (11,925 shares)	37	(37)		-
Issuance of common stock - vested shares (3,458 shares)	11	49		60
Balance, September 30, 2015	$11,616	$45,613	$(146)	$57,083

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2015 and 2014
(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$3,138	$3,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,068	911
Loss on disposal of furniture and equipment	23	-
Provision for loan losses	200	-
(Gain) on sale of other real estate owned	(34)	(130)
(Gain) loss on interest rate swaps	(20)	44
(Gain) on sale and call of securities	(3)	-
Amortization of security premiums, net	40	40
Amortization of unearned compensation, net of forfeiture	170	206
Issuance of vested restricted stock	60	104
Changes in assets and liabilities:
(Increase) decrease in other assets	597	(764)
Increase (decrease) in other liabilities	(39)	1,333
Net cash provided by operating activities	5,200	5,398

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	9,256	8,027
Purchase of securities available for sale	(7,399)	(8,445)
Purchase of premises and equipment	(649)	(6,662)
Redemptions restricted securities	8	168
Net (increase) decrease in loans	(26,274)	13,511
Proceeds from sale of other real estate owned	499	2,809
Net cash provided by (used in) investing activities	(24,559)	9,408

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	6,741	(16,177)
Net (decrease) in certificates of deposit	(20,875)	(16,208)
(Decrease) in FHLB advances	(50)	(47)
Cash dividends paid on common stock	(1,349)	(1,343)
Net cash (used in) financing activities	(15,533)	(33,775)

(Decrease) in cash and cash equivalents	(34,892)	(18,969)

Cash and Cash Equivalents
Beginning	64,376	71,126

Ending	$29,484	$52,157

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,600	$1,954
Income taxes	$260	$966

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax effect	$(6)	$827
Unrealized (loss) on interest rate swap, net of taxes	$(39)	$(22)
Loans transferred to other real estate owned	$583	$-

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.                                        General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiary, The Fauquier Bank ("the Bank"), and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc.  The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2015 and December 31, 2014 and the results of operations for the three and nine months ended September 30, 2015 and 2014.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full year or any other interim period.

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

In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient." The amendments within this ASU are in three parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part 2 amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part 3 amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan's fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact that ASU 2015-12 will have on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date." The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, "Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)." On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

Note 2.                                        Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	September 30, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Obligations of U.S. Government corporations and agencies	$45,323	$603	$(68)	$45,858
Obligations of states and political subdivisions	5,925	301	-	6,226
Corporate bonds	3,653	-	(607)	3,046
Mutual funds	368	6	-	374
	$55,269	$910	$(675)	$55,504

	December 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Obligations of U.S. Government corporations and agencies	$46,666	$464	$(165)	$46,965
Obligations of states and political subdivisions	6,537	377	-	6,914
Corporate bonds	3,597	34	(470)	3,161
Mutual funds	362	4	-	366
	$57,162	$879	$(635)	$57,406

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2015
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,000	$2,001
Due after one year through five years	13,842	14,009
Due after five years through ten years	6,909	7,150
Due after ten years	32,150	31,970
Equity securities	368	374
	$55,269	$55,504

There were no impairment losses on securities during the three and nine months ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015, no securities were sold, and five securities totaling $3.8 million were called.  Over the same period, six securities totaling $7.4 million were purchased.  During the nine months ended September 30, 2014, no securities were sold, and three securities, totaling a fair value of $4.6 million, were called or matured.  Over the same period, seven securities totaling $8.4 million were purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$4,092	$(10)	$3,862	$(58)	$7,954	$(68)
Corporate bonds	596	(17)	2,450	(590)	3,046	(607)
Total temporary impaired securities	$4,688	$(27)	$6,312	$(648)	$11,000	$(675)
(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$10,405	$(35)	$8,412	$(130)	$18,817	$(165)
Corporate bonds	-	-	2,531	(470)	2,531	(470)
Total temporary impaired securities	$10,405	$(35)	$10,943	$(600)	$21,348	$(635)

The nature of securities which were temporarily impaired for a continuous twelve month period or more at September 30, 2015 consisted of three corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI")  totaling $3.7 million and a temporary loss of approximately $607,000. The value of these corporate bonds is based on quoted market prices for similar assets.  They are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 58 different financial institutions per bond. They have an estimated maturity of 19 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all the bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate ("LIBOR").  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of  September 30, 2015.  The bonds, totaling $3.0 million at fair value, are projected to repay the full outstanding interest and principal and are now classified as performing corporate bond investments.  During the nine months ended September 30, 2015, $159,000 of interest income was received and recorded, of which $87,000 represented deferred interest from prior periods.

Additional information regarding each of the pooled trust preferred securities as of September 30, 2015 follows:
(Dollars in thousands)
Cost, net of OTTI loss	Fair Value(1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss (Income), net of tax benefit

$1,648	$1,220	78.5%	4.4%	17.1%	$309	$283
1,392	1,230	80.3%	9.1%	10.6%	609	107
613	596	82.2%	8.1%	9.7%	387	11
$3,653	$3,046				$1,305	$401

(1)	Current Moody's Ratings range from B2 to Caa3.

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2014	$1,360
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(55)
Ending balance as of September 30, 2015	$1,305

The carrying value of securities pledged to secure deposits and for other purposes amounted to $46.3 million and $47.6 million at September 30, 2015 and December 31, 2014, respectively.

Note 3.                                        Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Nine Months Ended September 30, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391
Charge-offs	(6)	(568)	(17)	(7)	(40)	(167)	(50)	-	(855)
Recoveries	1	-	-	11	-	25	3	-	40
Provision	(155)	158	156	(25)	94	(264)	79	157	200
Ending balance at 9/30/2015	$356	$1,533	$838	$16	$126	$1,018	$328	$561	$4,776

Ending balances individually evaluated for impairment	$121	$38	$300	$-	$-	$-	$-	$-	$459

Ending balances collectively evaluated for impairment	$235	$1,495	$538	$16	$126	$1,018	$328	$561	$4,317

Loans Receivable
Individually evaluated for impairment	$235	$3,002	$3,566	$-	$-	$422	$70		$7,295
Collectively evaluated for impairment	31,218	167,096	44,613	3,266	16,263	151,971	43,759		458,186
Ending balance at 9/30/2015	$31,453	$170,098	$48,179	$3,266	$16,263	$152,393	$43,829		$465,481

	As of and for the Year Ended December 31, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667
Charge-offs	(171)	(560)	(313)	(18)	(139)	(172)	(91)	-	(1,464)
Recoveries	86	-	65	10	-	22	5	-	188
Provision	(363)	183	535	27	15	313	(932)	222	-
Ending balance at 12/31/2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391

Ending balances individually evaluated for impairment	$246	$456	$470	$-	$-	$173	$-	$-	$1,345

Ending balances collectively evaluated for impairment	$270	$1,487	$229	$37	$72	$1,251	$296	$404	$4,046

Loans Receivable
Individually evaluated for impairment	$316	$3,272	$3,620	$-	$-	$1,550	$70		$8,828
Collectively evaluated for impairment	26,608	162,256	35,465	3,015	19,700	141,927	42,662		431,633
Ending balance at 12/31/2014	$26,924	$165,528	$39,085	$3,015	$19,700	$143,477	$42,732		$440,461

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

Credit Quality Indicators

	As of September 30, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$28,331	$158,317	$39,302	$3,263	$16,263	$143,689	$40,151	$429,316
Special mention	1,156	7,046	5,726	3	-	1,828	855	16,614
Substandard	1,966	4,735	3,151	-	-	6,817	2,823	19,492
Doubtful	-	-	-	-	-	59	-	59
Loss	-	-	-	-	-	-	-	-
Total	$31,453	$170,098	$48,179	$3,266	$16,263	$152,393	$43,829	$465,481

	December 31, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$23,685	$154,228	$32,028	$2,994	$19,700	$132,168	$37,878	$402,681
Special mention	1,606	3,898	2,785	21	-	2,299	2,217	12,826
Substandard	1,633	7,402	4,272	-	-	9,010	2,578	24,895
Doubtful	-	-	-	-	-	-	59	59
Loss	-	-	-	-	-	-	-	-
Total	$26,924	$165,528	$39,085	$3,015	$19,700	$143,477	$42,732	$440,461

Age Analysis of Past Due Loans Receivable

	As of September 30, 2015
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$102	$15	$8	$125	$31,328	$31,453	$-	$174
Commercial real estate	-	-	88	88	170,010	170,098	-	416
Construction and land	-	-	1,485	1,485	46,694	48,179	-	1,485
Consumer	2	3	-	5	3,261	3,266	-	-
Student (U.S. Government guaranteed)	923	676	2,907	4,506	11,757	16,263	2,907	-
Residential real estate	381	-	230	611	151,782	152,393	-	230
Home equity line of credit	70	-	-	70	43,759	43,829	-	-
Total	$1,478	$694	$4,718	$6,890	$458,591	$465,481	$2,907	$2,305

	As of December 31, 2014
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$140	$106	$-	$246	$26,678	$26,924	$-	$166
Commercial real estate	444	-	-	444	165,084	165,528	-	98
Construction and land	551	145	-	696	38,389	39,085	-	1
Consumer	8	18	-	26	2,989	3,015	-	-
Student (U.S. Government guaranteed)	1,445	830	4,551	6,826	12,874	19,700	4,551	-
Residential real estate	798	1,242	459	2,499	140,978	143,477	-	962
Home equity line of credit	50	108	-	158	42,574	42,732	-	-
Total	$3,436	$2,449	$5,010	$10,895	$429,566	$440,461	$4,551	$1,227

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012.  The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  At September 30, 2015, $2.9 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	September 30, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$64	$90	$-	$80	$4
Commercial real estate	2,914	3,491	-	3,214	82
Construction and land	2,081	2,081	-	2,094	41
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	422	422	-	428	14
Home equity line of credit	70	70	-	70	2
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$171	$185	$121	$183	$1
Commercial real estate	88	90	38	90	3
Construction and land	1,485	1,485	300	1,489	33
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$235	$275	$121	$263	$5
Commercial real estate	3,002	3,581	38	3,304	85
Construction and land	3,566	3,566	300	3,583	74
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	422	422	-	428	14
Home equity line of credit	70	70	-	70	2
Consumer	-	-	-	-	-
Total	$7,295	$7,914	$459	$7,648	$180

	December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$20	$50	$-	$33	$-
Commercial real estate	1,438	2,006	-	1,722	108
Construction and land	1,577	1,893	-	1,737	79
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,220	1,477	-	1,351	19
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$296	$304	$246	$312	$11
Commercial real estate	1,834	1,834	456	1,835	102
Construction and land	2,043	2,043	470	2,064	110
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	330	338	173	445	21
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$316	$354	$246	$345	$11
Commercial real estate	3,272	3,840	456	3,557	210
Construction and land	3,620	3,936	470	3,801	189
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,550	1,815	173	1,796	40
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Total	$8,828	$10,015	$1,345	$9,569	$453

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

At September 30, 2015, there were $3.5 million of commercial loans classified as substandard which were deemed not to be impaired because borrowers continue to abide by the terms of their original loan agreements and are substandard based on their industry or changes in their cash flow that have not yet resulted in past dues. Impaired loans totaled $7.3 million at September 30, 2015, representing a decrease of $1.5 million from December 31, 2014.  Approximately $7.1 million of loans classified as impaired at September 30, 2015 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

The following tables represent loans modified in a troubled debt restructuring ("TDRs") during the nine months ended September 30, 2014 and 2014.

Troubled Debt Restructurings

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	1	$340	$340	2	$198	$198
Commercial real estate	1	1,342	1,342	1	1,900	1,900
Construction and land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

There were no loans modified in TDRs and no TDRs defaulted within 12 months of modification during the three months ended September 30, 2015 and 2014.  At September 30, 2015, 12 TDRs, totaling $7.1 million, remain in the portfolio.  Seven of the loans, totaling $5.2 million, were on accrual status and performing in accordance with the modified terms. The remaining five loans, totaling $1.9 million, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established. Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

At September 30, 2015, the Company had one foreclosed residential real estate property in its possession. There were two residential real estate properties with a total carrying value of $242,000 that were in the process of foreclosure.

 Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Non-accrual loans	$2,305	$1,227	$2,233
Other real estate owned	1,524	1,406	1,406
Total non-performing assets	3,829	2,633	3,639
Restructured loans still accruing	5,220	7,431	8,323
Student loans (U.S. Government guaranteed) past due 90 days or more and still accruing	2,907	4,551	4,059
Total non-performing and other risk assets	$11,956	$14,615	$16,021

Allowance for loan losses to total loans	1.03%	1.22%	1.51%
Non-accrual loans to total loans	0.50%	0.28%	0.51%
Allowance for loan losses to non-accrual loans	207.20%	439.36%	295.34%
Total non-accrual loans and restructured loans still accruing to total loans	1.62%	1.97%	2.41%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	63.47%	62.27%	62.48%
Total non-performing assets to total assets	0.64%	0.43%	0.62%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.                                        Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at September 30, 2015 and December 31, 2014 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 5.                                        Derivative Instruments and Hedging Activities

GAAP requires that all derivatives be recognized in the Consolidated Financial Statements at their fair values.  On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities, as a cash flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings.  The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income.  For a derivative treated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in interest income.  The Company uses interest rate swaps to reduce interest rate risk and to manage net interest income.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70%, repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036, and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $30,000 for each of the three months ended September 30, 2015 and 2014.  The interest expense on the interest rate swap was $89,000 and $90,000 for the nine months ended September 30, 2015 and 2014, respectively.  The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into four swap agreements to manage the interest rate risk related to four commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2021 and 2025.  The Company receives interest monthly at the rate equivalent to one month LIBOR, plus a spread repricing on the same date as the loans, and pays interest at fixed rates.   The interest expense on the interest rate swaps was $48,000 and $27,000 for the three months ended September 30, 2015 and 2014, respectively, and is recorded in loan interest income. For the nine months ended September 30, 2015 and 2014, the interest expense was $129,000 and $81,000, respectively. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $850,000 at September 30, 2015.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements for September 30, 2015 and December 31, 2014 are as follows:

(In thousands)	September 30, 2015
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Dates From	Expiration Dates To
Interest rate swap-cash flow	$4,000	$(362)	Other Liabilities	-	9/15/2020
Interest rate swaps-fair value	9,089	(236)	Other Liabilities	8/15/2021	4/9/2025

	September 30, 2015
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(39)	Not applicable	$-

(In thousands)	September 30, 2015
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$20

(In thousands)	December 31, 2014
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date From	Expiration Dates To
Interest rate swap-cash flow	$4,000	$(304)	Other Liabilities	-	9/15/2020
Interest rate swaps-fair value	4,107	(129)	Other Liabilities	-	8/15/2021
Interest rate swap-fair value	1,000	16	Other Assets	2/12/2022	4/9/2025

	December 31, 2014
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(53)	Not applicable	$-

(In thousands)	December 31, 2014
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest Income	$(58)

Note 6.                                        Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock for the periods indicated.

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,744,562	$0.36	3,730,877	$0.38
Effect of dilutive securities, stock-based awards	19,854		20,439
Diluted earnings per share	3,764,416	$0.36	3,751,316	$0.38

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,742,106	$0.84	3,727,453	$0.98
Effect of dilutive securities, stock-based awards	16,983		17,422
Diluted earnings per share	3,759,089	$0.84	3,744,875	$0.98

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

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  The Company did not grant stock options during the three and nine months ended September 30, 2015 and there were no options outstanding at September 30, 2015.

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

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the Plan: 10,227 shares and 10,570 shares of non-vested restricted stock to executive officers, and 3,458 shares and 4,050 shares of vested restricted stock to non-employee directors on February 19, 2015 and February 20, 2014, respectively.  The compensation expense for these non-vested shares is recognized over a period of three years, and was $41,000 and $38,000, net of forfeiture, for the three months ended September 30, 2015 and 2014 and $122,000 and $113,000 for the nine months ended September 30, 2015 and 2014, respectively. As of  September 30, 2015, there was $228,000 of total unrecognized compensation cost related to these non-vested shares, which will be recorded in conjunction with the vesting periods over the remaining 27 months. Compensation expense for the non-employee director shares is recognized at the date the shares are granted and during the three months ended September 30, 2015 and 2014, no expense was recognized.  For the nine months ended September 30, 2015 and 2014, $59,000 and $64,000 of compensation expense for non-employee director shares was recognized, respectively.

A summary of the status of the Company's non-vested restricted shares granted under the Plan is presented below:

	Nine Months Ended September 30, 2015
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2015	34,965	$13.11

Granted	13,685	17.20
Vested	(15,383)	13.23
Forfeited	-
Non-vested at September 30, 2015	33,267	$14.74

The Company granted performance-based stock rights relating to 10,227 and 10,746 shares to certain officers on February 19, 2015, and February 20, 2014, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  The compensation expense for performance-based stock rights totaled $2,000 and $36,000 for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, compensation expense for performance-based stock rights was $49,000 and $92,000, respectively.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Nine Months Ended September 30, 2015
	Performance Based Stock Rights (Shares)	Weighted Average Fair Value

Non-vested at January 1, 2015	35,141	$13.12

Granted	10,227	17.20
Vested	-
Forfeited	(11,925)	12.08
Non-vested at September 30, 2015	33,443	$14.74

Note 8.                                        Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering all employees who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company's 401(k) expenses for both the three months ended September 30, 2015 and 2014 were $183,000.  For the nine months ended September 30, 2015 and 2014, 401(k) expenses were $529,000 and $527,000, respectively

The Company also maintains a Director Deferred Compensation Plan ("Deferred Compensation Plan").  This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company's common stock at the fair market value on the date of deferral.  The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock.  In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company's common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares.  Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.  There are no directors currently participating in the Deferred Compensation Plan.

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  For the three months ended September 30, 2015 and 2014, deferred compensation expense was $12,000 and $8,000, respectively. For the nine months ended September 30, 2015 and 2014, compensation expense was $34,000 and $28,000, respectively.

Concurrent with the establishment of the deferred compensation plan for the former employee, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the plan.  Income on these life insurance policies amounted to $8,000 for each of the three months, and $24,000 for each of the nine months, ended September 30, 2015 and 2014, respectively.  The Company has recorded other assets of $1.3 million representing the cash surrender value of these policies at both September 30, 2015 and December 31, 2014.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2015:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$45,858	$-	$45,858	$-
Obligations of states and political subdivisions	6,226	-	6,226	-
Corporate bonds	3,046	-	3,046	-
Mutual funds	374	374	-	-
Total available for sale securities	55,504	374	55,130	-

Total assets at fair value	$55,504	$374	$55,130	$-

Liabilities at September 30, 2015:
Interest rate swaps	$598	$-	$598	$-
Total liabilities at fair value	$598	$-	$598	$-

Assets at December 31, 2014:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$46,965	$-	$46,965	$-
Obligations of states and political subdivisions	6,914	-	6,914	-
Corporate bonds	3,161	-	3,161	-
Mutual funds	366	366	-	-
Total available for sale securities	57,406	366	57,040	-

Interest rate swaps	16	-	16	-
Total assets at fair value	$57,422	$366	$57,056	$-

Liabilities at December 31, 2014:
Interest rate swaps	$433	$-	$433	$-
Total liabilities at fair value	$433	$-	$433	$-

There were no Level 3 assets measured at estimated fair value on a recurring basis as of September 30, 2015 or December 31, 2014.

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

 The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with an impaired loan can be based on either the observable market price of the loan or the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At September 30, 2015, the Company's Level 3 loans for which a reserve has been established, consisted of two loans totaling $121,000 secured by business assets and inventory with a reserve of $115,000, and one loan totaling $318,000 secured by real estate with a reserve of $279,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.5 million at September 30, 2015 and $1.4 million at December 31, 2014.

The following table summarizes the Company's financial assets that were measured at fair value at September 30, 2015 and December 31, 2014.

	Carrying Value at September 30, 2015
(In thousands)	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$1,285	$-	$1,240	$45
Other real estate owned, net	1,524	-	1,524	-

	Carrying Value at December 31, 2014
(In thousands)	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,158	$-	$3,109	$49
Other real estate owned, net	1,406	-	1,406	-

The following table displays quantitative information about Level 3 Fair Value Measurements at September 30, 2015 and December 31, 2014.

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2015
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Impaired loans	$45	Appraised values	Age of appraisal, current market conditions, and experience within local markets	90%
Total	$45

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2014
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Impaired loans	$49	Appraised values	Age of appraisal, current market conditions, and experience within local markets	92%
Total	$49

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

At September 30, 2015 and December 31, 2014, the fair values of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at September 30, 2015
(In thousands)	Carrying Value as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of September 30, 2015
Assets
Cash and short-term investments	$29,484	$30,002	$-	$-	$30,002
Securities available for sale	55,504	374	55,130	-	55,504
Restricted investments	1,286	-	1,286	-	1,286
Net loans	460,705	-	468,141	45	468,186
Accrued interest receivable	1,450	-	1,450	-	1,450
BOLI	12,420	-	12,420	-	12,420
Total financial assets	$560,849	$30,376	$538,427	$45	$568,848

Liabilities
Deposits	$511,081	$-	$483,486	$-	$483,486
Borrowings	13,025	-	13,239	-	13,239
Company obligated mandatorily redeemable capital securities	4,124	-	4,246	-	4,246
Accrued interest payable	110	-	110	-	110
Interest rate swaps	598	-	598	-	598
Total financial liabilities	$528,938	$-	$501,679	$-	$501,679

	Fair Value Measurements at December 31, 2014
(In thousands)	Carrying Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014
Assets
Cash and short-term investments	$64,376	$64,441	$-	$-	$64,441
Securities available for sale	57,406	366	57,040	-	57,406
Restricted investments	1,294	-	1,294	-	1,294
Net loans	435,070	-	434,356	49	434,405
Accrued interest receivable	1,473	-	1,473	-	1,473
Interest rate swaps	16	-	16	-	16
BOLI	12,458	-	12,458	-	12,458
Total financial assets	$572,093	$64,807	$506,637	$49	$571,493

Liabilities
Deposits	$525,215	$-	$525,636	$-	$525,636
Borrowings	13,075	-	13,182	-	13,182
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	185	-	185	-	185
Interest rate swaps	433	-	433	-	433
Total financial liabilities	$543,032	$-	$543,553	$-	$543,553

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

Note 10.                          Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available for Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2014	$(200)	$160	$(61)	$(101)
Other comprehensive income (loss) before reclassifications	(39)	(6)	-	(45)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	(39)	(6)	-	(45)
Balance September 30, 2015	$(239)	$154	$(61)	$(146)

Balance December 31, 2013	$(147)	$(847)	$53	$(941)
Other comprehensive income (loss) before reclassifications	(22)	827	-	805
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	(22)	827	-	805
Balance September 30, 2014	$(169)	$(20)	$53	$(136)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Note 11.                          Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through six limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects.  The Company exerts no control over the operating or financial policies of the partnerships.  Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2032.  The Company accounts for the affordable housing investments using the equity method and has recorded $4.3 million in other assets at September 30, 2015. The Company has also recorded $3.5 million in other liabilities related to capital calls through 2019. The related federal tax credits and other tax benefits for the three and nine months ended September 30, 2015 were $145,000 and $331,000, and $63,000 and $188,000 for the same periods ended September 30, 2014, respectively, and were included in income tax expense in the Consolidated Statements of Income.  There were $155,000 in flow-through losses recognized during the quarter ended September 30, 2015.  None were recognized in the the quarter ended September 30, 2014.

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,744,562 shares of common stock, par value $3.13 per share, held by approximately 342 holders of record at the close of business on September 30, 2015.  The Bank has 11 full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville, and Centreville Road-Manassas. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

As of September 30, 2015, the Company had total consolidated assets of $594.2 million, total loans net of allowance for loan losses of $460.7 million, total consolidated deposits of $511.1 million, and total consolidated shareholders' equity of $57.1 million.

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

The Company's allowance for loan losses has three basic components: the specific allowance, the general allowance and the unallocated component. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The specific allowance uses various techniques to arrive at an estimate of loss. All troubled debt restructurings ("TDRs"), regardless of loan type or amount, are evaluated individually for impairment.  Analysis of the borrower's overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Net income of $1.35 million for the third quarter of 2015 was a 5.3% decrease from the net income of $1.42 million for the third quarter of 2014.  Loans, net of reserve, totaling $460.7 million at September 30, 2015, increased 5.9% when compared with December 31, 2014, and increased 6.8% when compared with September 30, 2014.  Deposits, totaling $511.1 million at September 30, 2015, decreased 2.7% when compared with December 31, 2014, but increased 0.6% when compared with September 30, 2014.  Assets under WMS management, totaling $426.0 million in market value at September 30, 2015, and decreased 2.0 % from December 31, 2014 and 0.4 % from September 30, 2014.

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

The Bank's non-performing assets totaled $3.8 million or 0.64% of total assets at September 30, 2015, as compared with $2.6 million or 0.43% of total assets at December 31, 2014, and $3.6 million or 0.62% of total assets at September 30, 2014. Nonaccrual loans totaled $2.3 million or 0.50% of total loans at September 30, 2015 compared with $1.2 million or 0.28% of total loans at December 31, 2014, and $2.2 million or 0.51% of total loans at September 30, 2014. Total loans classified as substandard and doubtful were $19.5 million and $59,000, respectively, at September 30, 2015, $24.9 million and $59,000, respectively, at December 31, 2014 and $28.0 million and $58,000, respectively, at September 30, 2014. During the nine months ended September 30, 2015, there were net charge-offs of $815,000 or 0.18% of total average loans compared with net recoveries of $72,000 or 0.02% of total average loans for the same nine months of 2014. There was a  $200,000 provision for loan losses for the first nine months of 2015 compared with no provision for the first nine months of 2014. Total allowance for loan losses was $4.8 million or 1.03% of total loans at September 30, 2015 compared with $5.4 million or 1.22% of loans at December 31, 2014 and $6.6 million or 1.51% of loans at September 30, 2014.  The declining trend in the allowance for loan losses reflects the declining trend in impaired loans' specific reserves, and loans classified as substandard or doubtful over the same time periods.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NET INCOME
Net income of $1.35 million for the quarter ended September 30, 2015 was a 5.3% decrease from the net income for the quarter ended  September 30, 2014 of $1.42 million.   Earnings per share on a fully diluted basis were $0.36 for the third quarter of 2015 compared with $0.38 for the third quarter of 2014. Profitability as measured by return on average assets decreased from 0.95% in the third quarter of 2014 to 0.90% for the same period in 2015. Profitability as measured by return on average equity decreased from 10.43% to 9.40% over the same respective quarters in 2014 and 2015. The decrease in net income was primarily due to an increase of $191,000 in total other expenses, as well as the $100,000 increase in the provision for loan losses in the third quarter of 2015 compared with the third quarter of 2014, partially offset by the $121,000 increase in net interest income and $140,000 decrease in income tax expense over the same periods.

NET INTEREST INCOME AND EXPENSE
Net interest income increased $121,000 or 2.5% to $5.01 million for the quarter ended September 30, 2015 from $4.89 million for the quarter ended September 30, 2014.  The increase in net interest income was due to the decrease in interest on deposits. The Company's net interest margin increased from 3.58% in the third quarter of 2014 to 3.69% in the third quarter of 2015.

Total interest income decreased $66,000  or 1.2% to $5.46 million for the third quarter of 2015 from $5.53 million for the third quarter of 2014. This decrease was primarily due to the decline in the yield on earning assets from 4.04% during the third quarter of 2014 to 4.02% during the third quarter of 2015.

The tax-equivalent average yield on loans was 4.42% for the third quarter of 2015, down from 4.63% in the third quarter of 2014. Average loan balances increased $17.4 million or 4.0% from $440.5 million during the third quarter of 2014 to $457.9 million during the third quarter of 2015. The decrease in the tax-equivalent average yield on loans resulted in a $39,000 or 0.8% decrease in interest and fee income from loans for the third quarter of 2015, compared with the same period in 2014. On a tax equivalent basis, interest and fee income on loans decreased $40,000 or 0.8%.

Average investment security balances decreased $202,000 from $58.8 million in the third quarter of 2014 to $58.5 million in the third quarter of 2015. The tax-equivalent average yield on investments decreased from 2.72% for the third quarter of 2014 to 2.65% for the third quarter of 2015.  Interest and dividend income on security investments decreased $8,000, from $367,000 for the third quarter of 2014 to $359,000 for the third quarter of 2015. Approximately $17,000 of interest income on securities was due to the receipt and recognition of past due interest on the Bank's investment in trust preferred securities. For further discussion on trust preferred securities, see "Securities" in Note 2 of the Notes to Consolidated Financial Statements contained herein. Interest income on deposits in other banks decreased $19,000 from third quarter 2014 to third quarter 2015 resulting from a $21.1 million decrease in average interest-bearing balances held at the Federal Reserve.

Total interest expense decreased $187,000 or 29.4% from $635,000 for the third quarter of 2014 to $448,000 for the third quarter of 2015 primarily due to the decline in rate and average balances of time deposits.

Interest paid on deposits decreased $193,000 or 38.4% from $502,000 for the third quarter of 2014 to $309,000 for the third quarter of 2015.   Average balances on time deposits declined $29.2 million or 30.9% from $94.6 million to $65.3 million while the average rate decreased from 1.45% for the third quarter of 2014 to 0.92%  for the third quarter of 2015, resulting in $195,000 less interest expense.  Average money market account balances increased $2.6 million from the third quarter of 2014 to the third quarter of 2015 while the rate was constant at 0.21%, resulting in an increase of $2,000 in interest expense.  Average savings account balances increased $7.5 million or 9.9% from the third quarter of 2014 to the third quarter of 2015, and the average rate remained constant at 0.10%, resulting in an increase of $2,000 of interest expense for the third quarter of 2015.  Average interest bearing checking balances increased $1.3 million or 0.6%  from the third quarter of 2014 to the third quarter of 2015, while the average rate was  0.21% for both periods, resulting in a decrease of $2,000 in checking interest expense for the third quarter of 2015.

Interest expense on FHLB advances was $82,000 and $83,000 for each of the three months ended September 30, 2015 and 2014, respectively. Interest expense on capital securities was $50,000 for the each of the third quarters of 2014 and 2015.

The average rate on total interest-bearing liabilities decreased from 0.57% in the third quarter of 2014 to 0.41% for the third quarter of 2015.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$451,188	$5,021	4.42%	$432,447	$5,057	4.64%
Tax-exempt (1)	5,852	83	5.62%	5,898	87	5.82%
Nonaccrual (2)	904	-	0.00%	2,181	-	0.00%
Total Loans	457,944	5,104	4.42%	440,526	5,144	4.63%

Securities
Taxable	52,754	306	2.32%	52,085	306	2.36%
Tax-exempt (1)	5,794	81	5.58%	6,665	93	5.59%
Total securities	58,548	387	2.65%	58,750	399	2.72%

Deposits in banks	28,862	26	0.36%	49,930	45	0.35%
Federal funds sold	8	-	0.14%	12	-	0.16%
Total earning assets	545,362	5,517	4.02%	549,218	$5,588	4.04%

Less: Reserve for loan losses	(4,671)			(6,756)
Cash and due from banks	5,145			4,977
Bank premises and equipment, net	20,716			20,455
Other real estate owned	1,805			1,406
Other assets	25,404			25,130
Total Assets	$593,761			$594,430

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$99,412			$91,124

Interest-bearing deposits
Checking accounts	205,637	$108	0.21%	204,323	$110	0.21%
Money market accounts	51,974	28	0.21%	49,333	26	0.21%
Savings accounts	83,296	22	0.10%	75,824	20	0.10%
Time deposits	65,318	151	0.92%	94,559	346	1.45%
Total interest-bearing deposits	406,225	309	0.30%	424,039	502	0.47%

Federal funds purchased	5,607	7	0.53%	-	-	0.00%
Federal Home Loan Bank advances	13,033	82	2.49%	13,099	83	2.49%
Capital securities of subsidiary trust	4,124	50	4.83%	4,124	50	4.83%
Total interest-bearing liabilities	428,989	448	0.41%	441,262	635	0.57%

Other liabilities	8,527			7,965
Shareholders' equity	56,833			54,079
Total Liabilities & Shareholders' Equity	$593,761			$594,430

Net interest spread		$5,069	3.61%		$4,953	3.47%

Interest expense as a percent of average earning assets			0.33%			0.46%
Net interest margin			3.69%			3.58%

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

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(36)	$219	$(255)
Loans; tax-exempt (1)	(4)	(1)	(3)
Securities; taxable	0	4	(4)
Securities; tax-exempt (1)	(12)	(12)	-
Deposits in banks	(19)	(19)	-
Federal funds sold	-	-	-
Total Interest Income	(71)	191	(262)

Interest Expense
Checking accounts	(2)	1	(3)
Money market accounts	2	1	1
Savings accounts	2	2	-
Time deposits	(195)	(88)	(107)
Federal funds purchased and securities sold under agreements to repurchase	7	7	-
Federal Home Loan Bank advances	(1)	(1)	-
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(187)	(78)	(109)
Net Interest Income	$116	$269	$(153)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was a $100,000  provision for loan losses made during the third quarter of 2015 compared with no provision for the third quarter of 2014. The amount of the provision for loan loss is based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $100,000 increase in the provision for loan losses primarily reflects the growth in outstanding loans, partially offset by the declining trend in impaired loans and loans classified as substandard or doubtful over the same periods. The change allocation of the provision among loan categories is due to reevaluation of impairment on specific loans, the decline of specified impaired residential real estate loans, and varying degrees of loan growth, payoffs and chargeoffs within categories.

OTHER INCOME
Total other income decreased by $46,000 or 2.4% for the third quarter of 2015 from $1.93 million in the third quarter of 2014. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The decrease in other income was partially due to a $64,000 decrease in service charges on deposit accounts during the third quarter of 2015 compared with the third quarter of 2014.

Trust and estate income increased $9,000 or 1.9% from the third quarter of 2014 to the third quarter of 2015 primarily due to increased growth of managed investment accounts. Future trust and estate income may be negatively impacted by the resignation of two investment management personnel during September 2015. Management believes that there may be a reduction in managed investment accounts and related assets as result of their resignation, but the Bank cannot quantify the impact at this time.

Brokerage service revenues decreased from $83,000 for the third quarter of 2014 to $42,000 for the third quarter of 2015 due to changes in the investment mix of investment products sold during 2014 compared with 2015.

Service charges on deposit accounts decreased $64,000 or 9.7% to $598,000 for the third quarter of 2015 compared to one year earlier.  The reason for the change is difficult to determine, but may be due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology. Other reasons which may have contributed to the decline in service charges on deposit accounts include the decline in gas prices, which reduced consumers overall expenditures and increased the relative level of their deposit accounts.

Other service charges, commissions and fees increased $47,000 or 6.6% from $712,000 in third quarter of 2014 to $759,000 in the third quarter of 2015 due to debit card interchange income, net, which totaled $310,000 and $246,000 for the third quarters of 2015 and 2014, respectively. Also included in other service charges, commissions, and fees are revenues on bank owned life insurance ("BOLI") and the recognition of passive investment losses on community development tax credit programs. During the third quarter of 2015, noninterest income included the receipt of approximately $433,000 in tax-free death benefit in excess of surrender value related to BOLI compared with the receipt of approximately $300,000 in tax-free death benefit in excess of surrender value related to BOLI in third quarter 2014. Additionally, during the 2015 quarter, $155,000 of passive tax losses on community development tax credit programs were recognized, while in third quarter 2014, no passive losses were recognized.

OTHER EXPENSE
Total other expense increased $191,000 or 3.8% during the third quarter of 2015 compared with the third quarter of 2014, primarily due to the increase in salaries and benefits expenses, as well as an increase in legal and consulting expense.

Salaries and employees' benefits increased $73,000 or 2.7% from third quarter 2014 to third quarter 2015.  The increase was primarily due to the annual increases in salaries for the third quarter of 2015 compared with the third quarter of 2014.  Additionally, active full-time equivalent employees increased from 140 as of September 30, 2014 to 149 as of September 30, 2015.

Occupancy expense increased $7,000 or 1.3%.

Furniture and equipment expense increased $16,000 or 6.1%, from third quarter 2014 to third quarter 2015 due to depreciation on teller data capture equipment.

Marketing expense increased $21,000 or 13.9% from the third quarter of 2014 to $172,000 for the third quarter of 2015, primarily due to increases in advertising and business development.

Legal, auditing and consulting expense increased $55,000 or 23.4% from the third quarter of 2014 to $290,000 for the third quarter of 2015 primarily due to consulting expenses associated with the previously announced succession process for the Company's and Bank's chief executive officer.

Data processing expense decreased $74,000 or 20.2% for the third quarter of 2015 compared with the same time period in 2014  due to the renegotiation of the Bank's contract with its third-party core data processing provider.

FDIC deposit insurance expense increased $7,000 from $94,000 for the third quarter of 2014 to $101,000 for the third quarter of 2015.

Other operating expenses increased $112,000 or 16.6% in the third quarter of 2015 compared with the third quarter of 2014 due to a variety of factors, including an increase in non-loan chargeoffs. During the third quarter of 2015, the Bank charged off approximately $62,000 due to check fraud/identity theft, compared with $22,000 during the same quarter in 2014 .

INCOME TAXES
Income tax expense was $238,000 for the quarter ended September 30, 2015 compared with $378,000 for the quarter ended September 30, 2014. The effective tax rate was 15.0% and 21.0% for the third quarters of 2015 and 2014, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI  purchases and death benefit, and community development tax credits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NET INCOME
Net income of $3.14 million for the nine months ended September 30, 2015 was a 14.1% decrease from the net income for the nine months ended September 30, 2014 of $3.65 million. Earnings per share on a fully diluted basis were $0.84 for the nine months ended September 30, 2015 compared with $0.98 for the nine months ended September 30, 2014. Profitability as measured by return on average assets decreased from 0.82% in the nine months ended September 30, 2014 to 0.70% for the same period in 2015. Profitability as measured by return on average equity decreased from 9.21% to 7.47% over the same respective nine months in 2014 and 2015. The decrease in net income was primarily due to the  $722,000 increase in total other expenses, as well as the  $195,000 decrease in total other income, and the $200,000 increase in the provision for loan losses for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.  This was partially offset by the $164,000 increase in net interest income and $437,000 decrease in income tax expense.

NET INTEREST INCOME AND EXPENSE
Net interest income increased $164,000 or 1.1% to $14.73 million for the nine months ended September 30, 2015 from $14.57 million for the nine months ended September 30, 2014.  The increase in net interest income was due primarily to the decline in cost of time deposits.  The Company's net interest margin increased from 3.58% for the nine months ended September 30, 2014 to 3.63% for the nine months ended September 30, 2015.

Total interest income decreased $255,000 or 1.5% to $16.26 million for the nine months ended September 30, 2015 from $16.51 million for the nine months ended September 30, 2014. This decrease was primarily due to a four basis point decline in the yield on average earning assets over the respective time periods on a tax equivalent basis.

The tax-equivalent average yield on loans was 4.50% for the nine months ended September 30, 2015, down from 4.62% during the same time period in the prior year. Average loan balances increased $5.5 million or 1.2% to $450.2 million during the nine months ended September 30, 2015 from $444.7 million during the nine months ended September 30, 2014. The decrease in yield, partially offset by the increase in average balances, resulted in a $183,000 or 1.2% decline in interest and fee income from loans for the nine months ended September 30, 2015 compared with the same period in 2014. On a tax equivalent basis, the decrease in interest and fee income on loans was $204,000 or 1.3%.

Average investment security balances increased $1.0 million from $56.9 million for the nine months ended September 30, 2014 to $58.0 million in the nine months ended September 30, 2015. The tax-equivalent average yield on investments decreased from 2.88% to 2.70% over the same respective time periods.  Interest and dividend income on security investments decreased $45,000 or 4.0%, from $1.13 million for the nine months ended September 30, 2014 to $1.09 million for the nine months ended September 30, 2015. On a tax equivalent basis, the decrease was $54,000 or 4.4%. Approximately $87,000 of the increase in interest income on securities was due to the receipt and recognition of past due interest on the Bank's investment in trust preferred securities. For further discussion on trust preferred securities, see "Securities" in Note 2 of the Notes to Consolidated Financial Statements contained herein.

Interest income on deposits in other banks decreased $27,000 from $126,000 to $99,000 over the first nine months of 2015 compared with the same period in the prior year primarily due to a $9.4 million decline in average balances.

Total interest expense decreased $419,000 or 21.6% from $1.94 million for the nine months ended September 30, 2014 to $1.52 million for the nine months ended September 30, 2015, primarily due to the decline in interest paid on time deposits.

Interest paid on deposits decreased $424,000 or 27.4% from $1.55 million for the nine months ended September 30, 2014 to $1.13 million for the nine months ended September 30, 2015.   Average balances on time deposits declined $25.5 million or 25.5% from $100.1 million to $74.6 million while the average rate increased from 1.45% to 1.70% from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, resulting in $430,000 less interest expense.  Average money market accounts increased $3.1 million or 6.2% from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 while the rate was constant for both periods at 0.21%, resulting in $8,000 additional interest expense.  Average savings account balances increased $5.1 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, while their average rate declined from 0.11% to 0.10% over the same respective periods, resulting in $1,000 of additional interest expense for the nine months ended September 30, 2015.  Average interest bearing checking balances increased $5.4 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, while the average rate decreased from 0.22 % to 0.21%, resulting in a decrease of $3,000 in checking interest expense.

Interest expense on FHLB advances decreased $2,000 due to a decrease in average balances of $66,000  from the first nine months of 2014 to the first nine months of 2015. Interest expense on capital securities was $149,000 for both the nine months ended September 30, 2015 and 2014.

The average rate on total interest-bearing liabilities decreased from 0.58% for the nine months ended September 30, 2014 to 0.47% for the nine months ended September 30, 2015.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$442,849	$14,899	4.50%	$435,903	$15,041	4.61%
Tax-exempt (1)	6,132	262	5.72%	6,591	324	6.58%
Nonaccrual (2)	1,199	-	0.00%	2,226	-	0.00%
Total Loans	450,180	15,161	4.50%	444,720	15,365	4.62%

Securities
Taxable	51,933	922	2.37%	50,290	949	2.52%
Tax-exempt (1)	6,032	252	5.56%	6,632	279	5.61%
Total securities	57,965	1,174	2.70%	56,922	1,228	2.88%

Deposits in banks	40,176	99	0.33%	49,554	126	0.34%
Federal funds sold	9	-	0.16%	11	-	0.18%
Total earning assets	548,330	$16,434	4.01%	551,207	$16,719	4.05%

Less: Reserve for loan losses	(5,171)			(6,961)
Cash and due from banks	5,284			5,034
Bank premises and equipment, net	20,887			19,518
Other real estate owned	1,542			2,148
Other assets	25,521			25,087
Total Assets	$596,393			$596,033

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$94,733			$88,426

Interest-bearing deposits
Checking accounts	209,273	$327	0.21%	203,893	$330	0.22%
Money market accounts	52,730	84	0.21%	49,647	76	0.21%
Savings accounts	81,301	62	0.10%	76,215	61	0.11%
Time deposits	74,562	652	1.70%	100,074	1,082	1.45%
Total interest-bearing deposits	417,866	1,125	0.36%	429,829	1,549	0.48%

Federal funds purchased	1,892	7	0.53%	3	-	0.75%
Federal Home Loan Bank advances	13,049	243	2.49%	13,115	245	2.49%
Capital securities of subsidiary trust	4,124	149	4.83%	4,124	149	4.83%
Total interest-bearing liabilities	436,931	1,524	0.47%	447,071	1,943	0.58%

Other liabilities	8,556			7,470
Shareholders' equity	56,173			53,066
Total Liabilities & Shareholders' Equity	$596,393			$596,033

Net interest spread		$14,910	3.54%		$14,776	3.47%

Interest expense as a percent of average earning assets			0.37%			0.47%
Net interest margin			3.63%			3.58%

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

	Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(142)	$239	$(381)
Loans; tax-exempt (1)	(62)	(22)	(40)
Securities; taxable	(27)	30	(57)
Securities; tax-exempt (1)	(27)	(25)	(2)
Deposits in banks	(27)	(24)	(3)
Federal funds sold	-	-	-
Total Interest Income	(285)	198	(483)

Interest Expense
Checking accounts	(3)	9	(12)
Money market accounts	8	6	2
Savings accounts	1	3	(2)
Time deposits	(430)	(276)	(154)
Federal funds purchased	7	7	-
Federal Home Loan Bank advances	(2)	(2)	-
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(419)	(253)	(166)
Net Interest Income	$134	$451	$(317)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the nine months ended September 30, 2015 was $200,000 compared with no provision for the nine months ended September 30, 2014. The amount of the provision for loan loss is based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $200,000 increase in the provision for loan losses primarily reflects the growth in outstanding loans, partially offset by the declining trend in impaired loans, specific reserves and loans classified as substandard or doubtful over the same time periods. The change allocation of the provision among loan categories is due to reevaluation of impairment on specific loans, the decline of specified impaired residential real estate loans, and varying degrees of loan growth, payoffs and chargeoffs within categories.

OTHER INCOME
Total other income decreased by $195,000 or 3.9%  from $5.05 million for the nine months ended September 30, 2014 to $4.86 million for the nine months ended September 30, 2015. The decrease was primarily due to the 2014 period to 2015 period decline in service charges on deposit  accounts of $200,000. In addition, brokerage income declined $56,000 and other service charges, commissions and income declined $28,000 from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to the increase in the recognition of passive losses within community development tax credit investments.

Trust and estate income increased $86,000 or 6.4% from the first nine months of 2014 to the first nine months ended September 30, 2015 due to increased growth of managed investment accounts.

Brokerage service revenues decreased $56,000 or 23.0% from the first nine months of 2014 to the first nine months of 2015 due to changes in the mix of investment products sold during 2014 compared with 2015.

Service charges on deposit accounts decreased $200,000 or 10.4% to $1.73 million for the nine months ended September 30, 2015 compared to the same period one year earlier.   The reason for the change is difficult to determine, but may be due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology. Other reasons which may have contributed to the decline in service charges on deposit accounts include the decline in gas prices, which reduced consumers overall expenditures and increased the relative level of their deposit accounts.

Other service charges, commissions and fees decreased $28,000 or 1.8% from $1.53 million during the nine months ended September 30, 2014 to $1.50 million during the nine months ended September 30, 2015, primarily due to the recognition of passive losses within community development tax credit investments.  These losses were $430,000 in the first nine months of 2015 compared with $180,000 in the first nine months of 2014. These passive losses will be more than offset in future periods by federal tax credits related to low/moderate income housing and/or buildings of historical significance.  Also included in other service charges, commissions, and income is ATM/debit card interchange income which totaled $933,000 and $823,000 for the first nine months of 2015 and 2014, respectively. Also included is BOLI income, which was $703,000, including approximately $433,000 of tax-free death benefit in excess of surrender value, during the nine months ended September 30, 2015, compared with $584,000 one year earlier that included approximately $300,000 in tax-free death benefit in excess of surrender value.

OTHER EXPENSE
Total other expense increased $722,000 or 4.9% during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The increase was primarily due to increased expenses related to salaries and benefits; occupancy expenses;  legal, audit and consulting expense; and costs related to other real estate owned ("OREO").

Salaries and employees' benefits increased $208,000 or 2.7% from the nine months ended September 30, 2014 to the nine months ended September 30, 2015.  The increase was primarily due to the annual increases in salaries for the first nine months of 2015 compared to 2014.  Additionally, active full-time employees increased from 140 as of September 30, 2014 to 149 as of  September 30, 2015.

Occupancy expense increased $79,000 or 4.7%, while furniture and equipment expense increased $119,000 or 14.9%, for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.

Marketing expense increased $22,000 or 5.1% from the nine months ended September 30, 2014 to $456,000 for the nine months ended September 30, 2015.

Legal, accounting and consulting expense increased $220,000 or 34.8% from the nine months ended September 30, 2014 to $852,000 for the nine months ended September 30, 2015 primarily due to consulting expenses associated with the previously announced succession process for the Company's and Bank's chief executive officer and other strategic planning issues.

Data processing expense decreased $128,000 or 11.9% for the nine months ended September 30, 2015 compared with the same time period in 2014 due to the renegotiation of the Bank's contract with its third-party core data processing provider.

FDIC deposit insurance expense increased $15,000 or 5.4% from $279,000 for the nine months ended September 30, 2014 to $294,000 for the nine months ended September 30, 2015 due to changes in the qualitative factors used to calculate FDIC expense.

Net gain on sale or impairment and expense on OREO increased $91,000 for the first nine months of 2015 compared with the same period one year earlier due to a gain of $130,000 on the sale of one property during 2014.

Other operating expenses increased $96,000 or 4.2% in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 due to a variety of factors, but primarily the increase in non-loan chargeoffs.

INCOME TAXES
Income tax expense was $674,000 for the nine months ended September 30, 2015 and $1.1 millon for the nine months ended September 30, 2014. The effective tax rate was 17.7% and 23.3% for the first nine months of 2015 and 2014, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases and death benefit, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2015  AND DECEMBER 31, 2014
Total assets were $594.2 million at September 30, 2015 compared with $606.3 million at December 31, 2014, a decrease of 2.0% or $12.1 million. Balance sheet categories reflecting significant changes include interest-bearing deposits in other banks, loans, OREO, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $23.9 million at September 30, 2015, a decrease of $33.7 million from December 31, 2014. The reduction in this account is primarily due to the increase in loans outstanding and the decrease in deposits, both reducing the amount of excess liquidity in the Bank.

LOANS, NET.  Loans, net of allowance for loan losses, were $460.7 million at September 30, 2015, reflecting an increase of $25.6 million or 5.9 % from $435.1 million at December 31, 2014.

OTHER REAL ESTATE OWNED, NET. Other real estate owned, net, increased $118,000 to $1.5 million at September 30, 2015 due to the foreclosure of two single-family residential properties and the subsequent sale of one property that resulted in a gain of $34,000. The remaining OREO consists of 47 acres of undeveloped land in Opal, Virginia

DEPOSITS. For the nine months ended September 30, 2015, total deposits decreased by $14.1 million or 2.7% when compared with total deposits at December 31, 2014. Non-interest-bearing deposits increased $12.1 million to $100.0 million, while interest-bearing deposits decreased by $26.2 million to $411.1 million at September 30, 2015 from December 31, 2014. Included in interest-bearing deposits at both September 30, 2015 and December 31, 2014 were $20.8 million of brokered deposits as defined by the Federal Reserve.  Of the $20.8 million in brokered deposits, $13.2 million represent deposits of Bank customers, exchanged through the CDARS and ICS networks.  With the CDARS and ICS programs, funds are placed into certificate of deposits or money market accounts issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The decrease in the Bank's interest-bearing deposits during the first nine months of 2015 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank's funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2015 and beyond through the expansion of its branch network, as well as by offering value-added interest checking and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $3.8 million or 0.64% of total assets at September 30, 2015, compared with $2.6 million or 0.43% of total assets at December 31, 2014, and $3.6 million or 0.62% of total assets at September 30, 2014. There were no non-performing pooled trust preferred bonds at September 30, 2015 and non-performing assets were comprised solely of $1.5 million of OREO and $2.3 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.50% at September 30, 2015, as compared with 0.28% and 0.51% at December 31, 2014 and September 30, 2014, respectfully, primarily as the result of the addition of four loans to a single borrower which was partially offset by loans moving to performing status or paying off.

Student loans that were past due 90 days or more and still accruing interest totaled $$2.9 million at September 30, 2015, $4.6 million at December 31, 2014 and $4.1 million at September 30, 2014.  These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  There were no other loans that were past due 90 days or more and still accruing interest at September 30, 2015,  December 31, 2014 and  September 30, 2014.  During the quarter ended September 30, 2015, there were no loans newly identified as TDRs.  At the end of the quarter, 12 TDRs, totaling $7.1 million, were in the loan portfolio.  Seven of the loans, totaling $5.2 million, were on accrual status and performing in accordance with the modified terms. The remaining five loans, totaling $1.9 million, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At September 30, 2015, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities exceeded 5% of total gross loans. The largest industry concentration of loans and loan commitments at September 30, 2015 was approximately $18.1 million of loans to customers in the childcare industry, or 3.9% of total gross loans and 28.3% of risk-based capital.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for commercial construction and land loans and (b) 300% for permanent investor commercial real estate loans. As of September 30, 2015, commercial construction and land loans were $37.2 million or 58.4% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $137.1 million or 215.0% of the concentration guideline.

CONTRACTUAL OBLIGATIONS
As of September 30, 2015, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2015, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

CAPITAL
The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board's Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital.  The Bank continues to be subject to various capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In July 2013, the Federal Reserve issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements.  Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Bank to maintain such minimum ratios plus a 2.5% "capital conservation buffer" (other than for the leverage ratio). The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019.

The following table provides information on the regulatory capital ratios for the Bank at September 30, 2015 and December 31, 2014. Management believes that the Bank exceeds all capital adequacy requirements of Basel III, including the conservation buffer, as of September 30, 2015.

Risk Based Capital Ratios

	September 30, 2015	December 31, 2014
(Dollars in thousands)
Tier 1 Capital:
Common Equity	$59,184	$57,093

Less: Unrealized loss on securities available for sale, net	155	161
Less: Accumulated net loss on supplemental retirement plans	(62)	(62)
Total Tier 1 Capital	59,091	56,994

Tier 2 Capital:
Allowable allowance for loan losses	4,776	5,391
Unrealized loss on equity securities, net	3	-

Total Capital:	$63,870	$62,385

Risk Weighted Assets:	$490,435	$443,908

Regulatory Capital Ratios:
Leverage Ratio	9.98%	9.48%
Common Equity Tier 1 Capital Ratio	12.05%	NA
Tier 1 Capital Ratio	12.05%	12.84%
Total Capital Ratio	13.02%	14.05%

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $57.1 million at September 30, 2015 compared with $55.2 million at December 31, 2014 and $54.6 million at September 30, 2014. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  On January 22, 2015, the Company's Board of Directors authorized the Company to repurchase up to 111,926 shares (3% of common stock outstanding on January 1, 2015) beginning January 1, 2015 and continuing until the next Board reset.  No shares were repurchased during the nine months ended September 30, 2015. Accumulated other comprehensive income/loss was an unrealized loss, net of tax benefit, of $146,000 at September 30, 2015 compared with an unrealized loss, net of tax benefit, of $101,000 at December 31, 2014 and $136,000 at September 30, 2014.

As discussed in "Company-Obligated Mandatorily Redeemable Capital Securities" in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of September 30, 2015, the appropriate regulatory authorities have categorized the Company and the Bank as "well capitalized."

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $29.5 million at September 30, 2015 compared with $64.4 million at December 31, 2014. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $5.8 million was unpledged and readily salable at September 30, 2015. Furthermore, the Bank has an available line of credit with the FHLB with a borrowing limit of approximately $99.1 million at September 30, 2015 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $65.1 million. At September 30, 2015, $13.0 million of the FHLB line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2015 and December 31, 2014. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$65,085	$-	$65,085	$60,302	$-	$60,302
Federal Home Loan Bank advances	99,146	13,025	86,121	143,712	13,075	130,637
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			4,874			35,756
Securities, available for sale and unpledged at fair value			5,764			6,290
Total short-term funding sources			$161,844			$232,985

Uses:
Unfunded loan commitments and lending lines of credit			$74,207			$82,308
Letters of credit			2,516			3,349
Total potential short-term funding uses			$76,723			$85,657

Ratio of short-term funding sources to potential short-term funding uses			210.9%			272.0%

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2015.

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

ITEM 2.                           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2015, the Company's Board of Directors authorized the Company to repurchase up to 111,926 shares (3% of common stock outstanding on January 1, 2015 beginning January 1, 2015 and continuing until the next Board reset.  No shares were repurchased during the three month period ended September 30, 2015.

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

101.00
The following materials from the Company's Form 10-Q Report for the quarterly period ended September 30, 2015, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  November 13, 2015

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated:  November 13, 2015