Form 10-K
period 2015-12-31
FAUQUIER BANKSHARES, INC.
filed 2016-03-18
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
(Do not check if smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant's common shares held by "non-affiliates" of the registrant, based upon the closing sale price of its common stock on the NASDAQ Capital Market on June 30, 2015, was $56.2 million.  Shares held by each executive officer, director and holder of 10% or more of the registrant's outstanding common stock have been excluded as shares held by affiliates.  Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,757,972 shares of common stock outstanding as of March 9, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2016 Annual Meeting of Shareholders to be held on May 17, 2016 are incorporated by reference into Part III of this Form 10-K.

ITEM 1. BUSINESS

GENERAL

Fauquier Bankshares, Inc. ("the Company") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,744,562 shares of common stock, par value $3.13 per share, held by approximately 341 holders of record on December 31, 2015.  The Bank has 11 full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville and Centreville Road-Manassas, Virginia. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

THE FAUQUIER BANK

The Bank's general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C. The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The basic services offered by the Bank include: interest and non-interest bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, automated teller machines ("ATM"), debit and credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier's checks, domestic and international collections, savings bonds, automated teller services, drive-in tellers, mobile and internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides ATM cards, as a part of the Maestro, Accel - Exchange, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks. The Bank also is a member of the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS"), to provide customers multi-million dollar FDIC insurance on certificate of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

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

As of December 31, 2015, the Company had total consolidated assets of $601.4 million, total consolidated loans net of allowance for loan losses of $442.7 million, total consolidated deposits of $524.3 million, and total consolidated shareholders' equity of $52.6 million.

LENDING ACTIVITIES

The Bank offers a range of lending services, including real estate and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans, net of allowance, at December 31, 2015 were $442.7 million, or 73.6% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, sub-prime loans or loans for highly leveraged transactions.

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

The Bank's loans are concentrated in the following areas: residential real estate loans, commercial real estate loans, construction and land loans, commercial and industrial loans, consumer loans, and U.S. Government guaranteed student loans. The majority of the Bank's loans are made on a secured basis. As of December 31, 2015, approximately 90.5% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans decreased $139,000 to $20.11 million for 2015 compared with $20.25 million for 2014 due to the increase in average loans balances, partially offset by the decline in the average rate received.

LOANS SECURED BY REAL ESTATE

ONE TO FOUR ("1-4") FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank's 1-4 family residential real estate loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2015, the Bank's 1-4 family residential loans amounted to $150.6 million, or 33.7% of the total loan portfolio. Substantially, the Bank's entire single-family residential mortgage loans are secured by properties located in the Bank's market area. The Bank requires private mortgage insurance if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

HOME EQUITY LINES OF CREDIT LOANS. The Bank's home equity line of credit loan portfolio primarily consists of conventional loans, generally with variable interest rates that are tied to the Wall Street Journal prime rate and with 10 year terms. As of December 31, 2015, the Bank's home equity loans amounted to $44.0 million, or 9.8% of the total loan portfolio. Substantially, the Bank's entire home equity line of credit loan portfolio is secured by properties located in the Bank's market area. The Bank allows a maximum loan-to-value ratio of 85% of the value of the property held as collateral at the time of origination.

CONSTRUCTION AND LAND LOANS. The majority of the Bank's construction and land loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2015, the Bank's construction and land loans totaled $49.9 million, or 11.2% of the total loan portfolio. Included in the $49.9 million of construction and land loans are $7.7 million of commercial acquisition and development loans, $30.7 million of raw land loans and $1.9 million of agricultural land loans.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $160.0 million, or 35.8% of total loans at December 31, 2015, and consist principally of commercial loans for which real estate constitutes a source of collateral. Approximately $65.4 million or 40.9% of commercial real estate loans are owner-occupied. Approximately $5.6 million or 3.5% of commercial real estate loans are tax exempt loans to local governmental entities. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

COMMERCIAL LOANS

The Bank's commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 81.2% of the Bank's commercial loans, on a dollar-value basis, and the remaining 18.8% of commercial loans are on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank's loan officers. Certain credit risks are inherent in originating and keeping loans on the Bank's balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $23.7 million or 5.3% of total loans at December 31, 2015.

CONSUMER AND STUDENT LOANS

The Bank's consumer loans include loans to individuals such as auto loans, credit card loans and overdraft loans. The consumer loan portfolio was $3.2 million or 0.7% of total loans at December 31, 2015.

The Bank has U.S. Government guaranteed student loans, which were purchased through and serviced by a third party and have a variable rate of interest. The U.S. Government guaranteed student loan portfolio was $15.5 million or 3.5% of total loans at December 31, 2015.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers its regular savings, demand, negotiable order of withdrawal ("NOW"), premium NOW, money market deposit accounts, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 94.4% of the Bank's total deposits at December 31, 2015. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 through $250,000, and time deposits greater than $250,000 made up approximately 3.9% and 1.6%, respectively, of the Bank's total deposits at December 31, 2015. During 2015, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank's deposits are generated from Fauquier and Prince William Counties, Virginia.  Included in interest-bearing deposits at December 31, 2015 were $20.5 million of brokered deposits, or 3.9% of total deposits. Of the brokered deposits, $12.9 million or 2.5% of total deposits represent a reciprocal arrangement for existing Bank customers who desire FDIC insurance for deposits above current limits.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock and equity securities. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank's total unrestricted and restricted investments, at fair value, were $55.2 million and $1.3 million, respectively, or 9.2% and 0.2% of total assets, respectively, at December 31, 2015. During 2015, income from investments totaled $1.5 million, consisting of $1.4 million of interest and dividend income and $4,000 in gains on the sale/calls of investments.

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

BANK REGULATION. The Bank is chartered under the laws of the Commonwealth of Virginia. The FDIC insures the deposits of the Bank's customers to the maximum extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the Federal Reserve and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to the Bank's directors, officers and employees; requirements on the opening and closing of branch offices; requirements regarding the maintenance of prescribed regulatory capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. The Bank, as a Virginia chartered commercial bank, is subject to extensive regulatory examination and supervision by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the "SCC"). The SCC also has broad enforcement powers over the Bank, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the Bank's assets for the benefit of depositors and other creditors.

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

DEPOSIT INSURANCE. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the "DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act").

The Federal Deposit Insurance Act (the "FDIA"), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution's initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution's assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.  In 2015 and 2014, the Company paid only the base assessment rate for "well capitalized" institutions, which totaled $386,000 and $360,000, respectively, in regular deposit insurance assessments.

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

CAPITAL REQUIREMENTS. The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve's Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

In July 2013, the Federal Reserve issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements. The final rules modified or left unchanged the components of regulatory capital, which are: (i) "total capital", defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments; (ii) "Tier 1 capital," which consists principally of common and certain qualifying preferred shareholders' equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments; and (iii) "Tier 2 capital", which consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance.  The Federal Reserve also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets ("Tier 1 leverage ratio").

Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

Beginning January 1, 2016, the capital conservation buffer requirement will be phased in at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

As of December 31, 2015, the Tier 1 and total capital to risk-weighted assets ratios of the Bank were 11.6% and 12.5%, respectively, thus exceeding the minimum requirements. The common equity Tier 1 capital ratio and leverage ratio of the Bank were 11.6% and 9.1%, respectively, as of December 31, 2015, well above the minimum requirements. Based on management's understanding and interpretation of the new capital rules, it believes that, as of December 31, 2015, the Company and the Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

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

The new capital requirement rules issued by the Federal Reserve incorporated new requirements into the prompt corrective action framework, pursuant to Section 38 of the FDIA, by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules. The Bank meets the definition of being "well capitalized" as of December 31, 2015.

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

FEDERAL HOME LOAN BANK OF ATLANTA. The Bank is a member of the FHLB of Atlanta, which is one of eleven regional FHLBs that provide funding to their members for making housing loans as well as loans for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to its members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the Bank. In addition, the Bank is required to pledge collateral for outstanding advances. The borrowing agreement with the FHLB of Atlanta provides for the pledge by the Bank of various forms of securities and mortgage loans as collateral.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the "CFPB"), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

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

VOLCKER RULE. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the "Volcker Rule"). The Volcker Rule, which became effective in July 2015, does not significantly impact the operations of the Company or the Bank, as they do not have any significant engagement in the businesses prohibited by the Volcker Rule. The Company also has evaluated the implications of the Volcker Rule on its investments and does not expect any material financial implications.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective January 10, 2014, amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g. prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.

Cybersecurity.  In March 2015, federal regulators issued two related statements regarding cybersecurity.  One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution's management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution's operations after a cyber-attack involving destructive malware.  A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.  If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.  To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2015, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

EMPLOYEES

As of December 31, 2015, the Company and the Bank employed 139 full-time employees and 9 part-time employees compared with 132 full-time and 13 part-time employees as of December 31, 2014. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company's SEC filings are filed electronically and are available to the public over the internet at the SEC's website at http://www.sec.gov. In addition, any document filed by the Company with the SEC can be read and copied at the SEC's public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. The Company's website is http://www.tfb.bank. The Company makes its SEC filings available through this website under "Investor Relations," "Documents" as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to Danielle Jenkins, Investor Relations, Fauquier Bankshares, Inc. at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 540-349-0209. The information on the Company's website is not incorporated into this report or any other filing the Company makes with the SEC.

The Company's transfer agent and registrar is American Stock Transfer & Trust Company, LLC and can be contacted by writing to 6201 15th Avenue, Brooklyn, New York 11209 or by phone 800-937-5449. Their website is www.amstock.com.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company under SEC rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns or leases property and operates branches at the following locations except as noted:

Location	Lease/Own	Rent (Annual)		Expiration		Renewal
Main Office * P.O. Box 561 10 Courthouse Square Warrenton, VA 20186	Own	N/	A	N/	A	N/	A

Catlett Office Rt. 28 and 806 Catlett, VA 20119	Own	N/	A	N/	A	N/	A

Sudley Road Office 8091 Sudley Rd. Manassas, VA 20109	Lease	$251,000 for 2016 to 2018; $271,000 for 2019 to 2023; $325,000 for 2024 to 2029		2029		None

Old Town Office** Center Street Manassas, VA 20110	Lease	$20,000 for 2016		2016		One additional option for 5 years

New Baltimore Office 5119 Lee Highway Warrenton, VA 20187	Own	N/	A	N/	A	N/	A

The Plains Office 6464 Main Street The Plains, VA 20198	Own	N/	A	N/	A	N/	A

View Tree Property 87 Lee Highway Warrenton, VA 20186	Own	N/	A	N/	A	N/	A

Bealeton Office US Rt. 17 & Station Dr. Bealeton, VA 22712	Own	N/	A	N/	A	N/	A

Haymarket Property Market Square at Haymarket Haymarket, VA 20169	Lease	$207,000 for 2016 and increasing 3% annually		2029		Two additional options for 5 years each

Bristow Property Bristow Shopping Center 10250 Bristow Center Drive Bristow, VA 20136	Lease	$207,000 for 2016 and increasing 3% annually		2019		Two additional options for 5 years

Gainesville Property 7485 Limestone Drive Gainesville, VA 20155	Own	N/	A	N/	A	N/	A

Centreville Road Property 8780 Centerville Road Manassas, VA 20110	Own	N/	A	N/	A	N/	A

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on the NASDAQ Capital Market of the NASDAQ Stock Market LLC ("NASDAQ") under the symbol "FBSS". As of March 9, 2016, there were 3,757,972 shares outstanding of the Company's common stock, which is the Company's only class of stock outstanding. These shares were held by approximately 341 holders of record. As of March 9, 2016, the closing market price of the Company's common stock was $15.86.

The following table sets forth the high and low sales prices as reported by NASDAQ for the Company's common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2015		2014		Dividends per share
	High	Low	High	Low	2015	2014
1st Quarter	$21.00	$16.04	$$15.98	$13.54	$0.12	$0.12

2nd Quarter	$17.99	$15.68	$$16.00	$13.91	$0.12	$0.12

3rd Quarter	$16.49	$13.47	$$17.00	$$15.25	$0.12	$0.12

4th Quarter	$15.90	$14.05	$$21.50	$16.00	$0.12	$0.17

The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash and capital requirements, and general business conditions. The Company's ability to pay cash dividends will depend entirely upon the Bank's ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2015, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $3.8 million.

On an annual basis, the Company's Board of Directors authorizes the number of shares of common stock that can be repurchased.  On January 21, 2016, the Board of Directors authorized the Company to repurchase up to 112,336 shares (3% of the shares of common stock outstanding on January 1, 2016) beginning January 1, 2016. No shares of common stock were repurchased during 2015.

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

Selected Financial Data

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
EARNINGS STATEMENT DATA:
Interest income	$21,694	$21,935	$23,045	$24,954	$27,149
Interest expense	1,962	2,564	3,062	4,029	5,075
Net interest income	19,732	19,371	19,983	20,925	22,074
Provision for loan losses	8,000	-	1,800	5,807	1,933
Net interest income after provision for loan losses	11,732	19,371	18,183	15,118	20,141
Non-interest income	6,414	6,619	6,551	6,199	6,361
Securities gains (losses)	4	3	144	166	(87)
Non-interest expense	20,186	19,807	19,106	19,070	20,863
Income (loss) before income taxes	(2,036)	6,186	5,772	2,413	5,552
Income taxes	(1,424)	1,380	1,441	360	1,435
Net income (loss)	$(612)	$4,806	$4,331	$2,053	$4,117
PER SHARE DATA:
Net income (loss) per share, basic	$(0.16)	$1.29	$1.17	$0.56	$$1.12
Net income (loss) per share, diluted	$(0.16)	$1.28	$13.16	$0.55	$$1.12
Cash dividends	$0.48	$0.53	$0.48	$0.48	$0.48
Average basic shares outstanding	3,742,725	3,728,316	3,710,802	3,691,517	3,666,206
Average diluted shares outstanding	3,742,725	3,747,247	3,727,886	3,707,094	3,684,161
Book value at period end	$14.06	$14.78	$13.80	$12.92	$12.92

BALANCE SHEET DATA:
Total assets	$601,400	$606,286	$615,774	$601,387	$614,224
Loans, net	442,669	435,070	444,710	445,108	452,086
Investment securities, at fair value	56,510	58,700	55,033	50,429	50,193
Deposits	524,294	525,215	540,204	515,134	530,569
Shareholders' equity	52,633	55,157	51,227	47,748	47,571

PERFORMANCE RATIOS:
Net interest margin(1)	3.62%	3.55%	3.64%	3.85%	4.00%
Return on average assets	(0.10)%	0.80%	0.72%	0.35%	0.69%
Return on average equity	(1.09)%	8.98%	8.89%	4.25%	8.93%
Dividend payout	(293.79)%	41.16%	41.15%	86.41%	42.78%
Efficiency ratio(2)	75.50%	74.96%	70.72%	68.98%	72.05%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans	0.94%	1.22%	1.48%	1.39%	1.47%
Allowance for loan losses to period end non-performing loans	226.77%	439.36%	305.27%	58.76%	145.61%
Non-performing assets to period end total assets	0.53%	0.43%	1.23%	2.06%	1.10%
Non-performing loans to period end loans	0.41%	0.28%	0.48%	2.36%	1.01%
Net charge-offs to average loans	2.04%	0.29%	0.31%	1.38%	0.33%

CAPITAL RATIOS:
Leverage	9.13%	9.83%	9.24%	9.12%	8.70%
Common Equity Tier 1 Capital Ratio	11.64%	NA	NA	NA	NA
Tier 1 Capital Ratio	11.64%	14.05%	13.28%	12.52%	12.05%
Total Capital Ratio	12.53%	15.30%	14.54%	13.78%	13.31%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company and are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" "may," "will" or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, the quality and composition of the Bank's loan or investment portfolios, the value of the collateral securing loans in the loan portfolio, demand for loan products, deposit flows, level of net charge-offs on loans and the adequacy of our allowance for loan losses, competition, demand for financial services in our market area, our plans to increase our market share, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

The Company's allowance for loan losses has three basic components: the specific allowance, the general allowance and the unallocated component. Each of these components is determined based upon estimates that can and do change  as actual events occur. The specific allowance is used to individually allocate an allowance for larger balance and/or non-homogeneous loans identified as impaired. The specific allowance uses various techniques to arrive at an estimate of loss. Analysis of the borrower's overall financial condition, resources and payment record, the prospects for support and financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans and other consumer loans. Also, the general allowance is used for the remaining pool of larger balance and/or non-homogeneous loans which were not identified as impaired. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Specifically, the Company uses both external and internal qualitative factors when determining the non-loan-specific allowances. The external factors utilized include: unemployment in the Company's defined market area of Fauquier County, Prince William County, and the City of Manassas ("market area"), as well as state and national unemployment trends; new residential construction permits for the market area; bankruptcy statistics for the Virginia Eastern District and trends for the United States; and foreclosure statistics for the market area and the state. Quarterly, these external qualitative factors, as well as relevant anecdotal information, are evaluated from data compiled from local periodicals such as The Washington Post, The Fauquier Times, and The Bull Run Observer, which cover the Company's market area. Additionally, data is gathered from the Federal Reserve Beige Book for the Richmond Federal Reserve District, Global Insight's monthly economic review, the George Mason School of Public Policy Center for Regional Analysis, and daily economic updates from various other sources. Internal Bank data utilized includes: past due loan aging statistics, non-performing loan trends, trends in collateral values, loan concentrations, loan review status downgrade trends, and lender turnover and experience trends. Both external and internal data is analyzed on a rolling eight quarter basis to determine risk profiles for each qualitative factor. Ratings are assigned through a defined matrix to calculate the allowance consistent with authoritative accounting literature. A narrative summary of the reserve allowance is produced quarterly and reported directly to the Company's Board of Directors. The Company's application of these qualitative factors to the allowance for loan losses has been consistent over the reporting period.

The Company employs an independent outsourced loan review function, which annually substantiates and/or adjusts internally generated risk ratings. This independent review is reported directly to the Company's Board of Directors' audit committee, and the results of this review are factored into the calculation of the allowance for loan losses.

INTEREST RATE SWAP AGREEMENTS USED FOR INTEREST RATE RISK MANAGEMENT. Interest rate swaps are recorded at fair value on a recurring, no less than quarterly, basis.  The Company utilizes an interest rate swap agreement as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company's interest-bearing assets and liabilities.  The Company has contracted with a third party vendor to provide valuations for interest rate swaps using standard swap valuation techniques.  The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

INCOME TAXES AND DEFERRED INCOME TAX ASSETS AND LIABILITIES. Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  There were no unrecognized tax benefits recorded as a liability as of December 31, 2015 and 2014. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. The Company has no uncertain tax positions.

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

The Company had a net loss of $612,000 in 2015 compared with net income of $4.81 million for 2014. The net loss for 2015 was primarily due to an $8.5 million charge-off on an $8.5 million commercial loan relationship. See Management's Discussion and Analysis of Financial Condition and Results of Operations "Provision for Loan Losses, Allowance for Loan Losses and Asset Quality" for further discussion. The year to year decrease in net income was primarily due to an $8.0 million increase in the provision for loan losses, partially offset by a $361,000 increase in net interest income. The $8.0 million increase in the provision for loan losses from 2014 to 2015 reflects an $8.5 million  charge-off on an $8.5 million commercial and industrial loan relationship, made up of five loans with one borrower. The Company and the Bank's primary operating businesses are in commercial and retail lending, core deposit account relationships, and assets under WMS management. Loans, net of reserve, were $442.7 million at year-end 2015 and $435.1 million year-end 2014, an increase of 1.7%, compared with a decrease of 2.2% from year-end 2013 to year-end 2014. Deposits decreased 0.2% from year-end 2014 to year-end 2015 compared with a decrease of 2.8% from year-end 2013 to year-end 2014. The market value of assets under WMS management decreased 19.6% from year-end 2014 to year-end 2015, and increased 11.5% from year-end 2013 to year-end 2014. The changes in assets under WMS management reflect both the changes in the U.S. stock market, as well as the net decrease in WMS customer relationships. Assets under WMS management are not reflected in the Company's consolidated balance sheets.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. Many of these factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management's current projections, net interest income may increase in 2016 with the growth of average loans, but this may be offset in part or in whole by a possible contraction in the Bank's net interest margin resulting from the prolonged historically low levels in market interest rates. The Bank is also subject to a decline in net interest income due to competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

The Bank's non-performing assets totaled $3.2 million or 0.53% of total assets at December 31, 2015, as compared with $2.6 million or 0.43% of total assets at December 31, 2014. There was an $8.0 million provision for loan losses for 2015 compared with no provision for 2014. Loan chargeoffs, net of recoveries, totaled $9.2 million or 2.04% of total average loans for 2015, compared with $1.3 million or 0.29% of total average loans for 2014.

The following table presents a quarterly summary of earnings for the last two years.

Earnings

	Three Months Ended 2015				Three Months Ended 2014
(Dollars in thousands, except per share data)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$5,436	$5,460	$5,425	$5,373	$5,422	$5,526	$5,479	$5,508
Interest expense	438	448	516	560	621	635	657	651
Net interest income	4,998	5,012	4,909	4,813	4,801	4,891	4,822	4,857
Provision for loan losses	7,800	100	100	-	-	-	-	-
Net interest income after provision for loan losses	(2,802)	4,912	4,809	4,813	4,801	4,891	4,822	4,857
Other income	1,562	1,881	1,695	1,276	1,569	1,930	1,698	1,422
Securities gains	1	3	-	-	3	-	-	-
Other expense	4,609	5,212	5,150	5,215	4,952	5,021	4,851	4,983
Income before income taxes	(5,848)	1,584	1,354	874	1,421	1,800	1,669	1,296
Income tax (benefit) expense	(2,098)	238	305	131	269	378	430	303
Net income	$(3,750)	$1,346	$1,049	$743	$1,152	$1,422	$1,239	$993

Net income per share, basic	$(1.00)	$0.36	$$0.28	$$0.20	$0.31	$0.38	$0.33	$0.27

Net income per share, diluted	$(1.00)	$0.36	$$0.28	$$0.20	$0.30	$0.38	$0.33	$0.27

2015 COMPARED WITH 2014
The Company had a net loss of $612,000  in 2015 compared with net income of $4.81 million for 2014. Net loss per share on a fully diluted basis was $0.16 in 2015 compared with net earnings per share of $1.28 on a fully diluted basis in 2014. Profitability as measured by return on average equity decreased from 8.98% in 2014 to (1.09)% in 2015. Profitability as measured by return on average assets decreased from 0.80% in 2014 to (0.10)% in 2015. The year to year decrease in net income was primarily due to a $8.0 million increase in the provision for loan losses, partially offset by a $361,000 increase in net interest income. The $8.0 million increase in the provision for loan losses from 2014 to 2015 reflects an $8.5 million charge-off of an $8.5 million commercial and industrial loan relationship, made up of five loans with one borrower. See Management's Discussion and Analysis of Financial Condition and Results of Operations "Provision for Loan Losses, Allowance for Loan Losses and Asset Quality" for further discussion.

2014 COMPARED WITH 2013
Net income of $4.81 million in 2014 was an 11.0 % increase from 2013 net income of $4.33 million. Earnings per share on a fully diluted basis were $1.28 in 2014 compared with $1.16 in 2013. Profitability as measured by return on average equity increased from 8.89% in 2013 to 8.98% in 2014. Profitability as measured by return on average assets increased from 0.72% in 2013 to 0.80% in 2014. The year to year increase in net income was primarily due to a $1.80 million decrease in the provision for loan losses.

NET INTEREST INCOME AND EXPENSE

2015 COMPARED WITH 2014
Net interest income increased $361,000 or 1.9% to $19.73 million for the year ended December 31, 2015 from $19.37 million for the year ended December 31, 2014.  The increase in net interest income was due to the impact of the average loan portfolio increasing from $442.8 million in 2014 to $451.8 million in 2015, partially offset by the decline on the rate earned on loans over the same period from 4.60% to 4.48%. This led to the Company's net interest margin increasing from 3.55% in 2014 to 3.62% in 2015.  Total average earning assets decreased from $552.5 million in 2014 to $550.9 million in 2015. The percentage of average earning assets to total assets decreased from 92.4% in 2014 to 92.1% in 2015.

Total interest income decreased $241,000 or 1.1% to $21.69 million in 2015 from $21.94 million in 2014. This decrease was due to the four basis point decrease in the average yield on assets, as well as the decrease in total average earning assets of $1.5 million or 0.3%, from 2014 to 2015. The yield on earning assets declined from 4.02% in 2014 to 3.98% in 2015 due to the decline in market interest rates in the economy at large over the last six years.

Average total loan balances increased $9.0 million or 2.0% from $442.8 million in 2014 to $451.8 million in 2015. The tax-equivalent average yield on loans decreased to 4.48% in 2015 compared with 4.60% in 2014. Together, this resulted in a $139,000 decrease in interest and fee income from loans for 2015 compared with 2014. On a tax-equivalent basis, the year-to-year decrease in interest and fee income on loans was $165,000.

Average investment security balances increased $913,000 from $56.8 million in 2014 to $57.7 million in 2015. The tax-equivalent average yield on investments decreased from 2.90% in 2014 to 2.71% in 2015. Together interest and dividend income on security investments decreased $83,000 from 2014 to 2015 on a tax-equivalent basis.

Interest income on deposits at other banks decreased from $171,000 in 2014 to $139,000 in 2015 due to the decrease in average balances from $52.9 million in 2014 to $41.5 million in 2015.

Total interest expense decreased $602,000 or 23.5% from $2.56 million in 2014 to $1.96 million in 2015, primarily due to the replacement of more costly time deposits with less expensive demand deposit accounts, NOW accounts, and savings deposits. Interest paid on deposits decreased $608,000 or 29.8% from $2.04 million in 2014 to $1.43 million in 2015. Average NOW deposit balances increased $4.9 million from 2014 to 2015 while the average rate on NOW accounts decreased from 0.22% during 2014 to 0.21% during 2015, resulting in $2,000 less interest expense in 2015.  Average money market account deposit balances increased $2.8 million from 2014 to 2015, and the average rate on money market account deposits remained at 0.21% for both respective years, resulting in $8,000 more interest expense in 2015.  Average savings account deposit balances increased $6.7 million from 2014 to 2015 while the average rate on savings account deposits decreased from 0.11% to 0.10%, resulting in $5,000 more interest expense in 2015.  Average time deposit balances decreased $25.7 million from 2014 to 2015 while the average rate on time deposits decreased from 1.44% to 1.10%, resulting in a decrease of $619,000 in interest expense from 2014 to 2015.

Interest expense on FHLB of Atlanta advances decreased $2,000 from 2014 to 2015 due to a $66,000  decrease in average balances over the same time periods.  The interest expense on trust preferred capital securities were $199,000 for both 2014 and 2015. The average rate on total interest-bearing liabilities decreased from 0.57% in 2014 to 0.45% in 2015.

2014 COMPARED WITH 2013
Net interest income decreased $612,000 or 3.1% to $19.37 million for the year ended December 31, 2014 from $19.98 million for the year ended December 31, 2013.  The decrease in net interest income was due to the impact of the higher yielding average loan portfolio decreasing from $450.9 million in 2013 to $442.8 million in 2014, as well as the decline on the rate earned on loans over the same period from 4.83% to 4.60%. This led to the Company's net interest margin decreasing from 3.64% in 2013 to 3.55% in 2014.  Total average earning assets decreased from $557.3 million in 2013 to $552.5 million in 2014. The percentage of average earning assets to total assets decreased from 93.2% in 2013 to 92.4% in 2014.

Total interest income decreased $1.11 million or 4.8% to $21.94 million in 2014 from $23.05 million in 2013. This decrease was due to the 17 basis point decrease in the average yield on assets, as well as the decrease in total average earning assets of $4.9 million or 0.9%, from 2013 to 2014. The yield on earning assets declined from 4.19% in 2013 to 4.02% in 2014 due to the decline in market interest rates in the economy at large over the last five years.

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

Average investment security balances increased $6.2 million from $50.5 million in 2013 to $56.8 million in 2014. The tax-equivalent average yield on investments increased from 2.70% in 2013 to 2.90% in 2014. Together, interest and dividend income on security investments increased $276,000 from 2013 to 2014.

Interest income on deposits at other banks increased from $169,000 in 2013 to $171,000 in 2014 due to the increase in the average interest rates paid on these deposits from 0.30% in 2013 to 0.32% in 2014.

Total interest expense decreased $498,000 or 16.3% from $3.06 million in 2013 to $2.56 million in 2014, primarily due to the replacement of more costly time deposits and FHLB of Atlanta advances with less expensive demand deposit accounts, NOW accounts, and savings deposits. Interest paid on deposits decreased $219,000 or 9.7% from $2.26 million in 2013 to $ 2.04 million in 2014. Average NOW deposit balances increased $11.6 million from 2013 to 2014 while the average rate on NOW accounts remained at 0.22% for both years, resulting in $14,000 more interest expense in 2014.  Average money market account deposit balances increased $6.2 million from 2013 to 2014 while the average rate on money market account deposits increased from 0.18% to 0.21%, resulting in $25,000 more interest expense in 2014.  Average savings account deposit balances increased $3.1 million from 2013 to 2014 while the average rate on savings account deposits decreased from 0.12% to 0.11%, resulting in $10,000 less interest expense in 2014.  Average time deposit balances decreased $22.3 million from 2013 to 2014 while the average rate on time deposits increased from 1.38% to 1.44%, resulting in a decrease of $248,000 in interest expense from 2013 to 2014.

Interest expense on FHLB of Atlanta advances decreased $279,000 from 2013 to 2014 due to the decrease on the average rate paid from 3.12% in 2013 to 2.49% in 2014, as well as a $6.3 million decrease in average balances over the same time periods.  The interest expense on trust preferred capital securities remained at $199,000 for both 2013 to 2014. The average on total interest-bearing liabilities decreased from 0.67% in 2013 to 0.57% in 2014.

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

Average Balances, Income and Expenses, and Average Yields and Rates

(Dollars in thousands)	12 Months Ended December 31, 2015			12 Months Ended December 31, 2014			12 Months Ended December 31, 2013
Assets	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate
Loans
Taxable	$443,303	$19,884	4.49%	$434,111	$19,973	4.60%	$435,962	$21,337	4.89%
Tax-exempt (1)	6,007	338	5.63%	6,527	414	6.34%	7,147	454	6.35%
Non-accrual (2)	2,457	-		2,125	-		7,785	-
Total Loans	451,767	20,222	4.48%	442,763	20,387	4.60%	450,894	21,791	4.83%

Securities
Taxable	51,722	1,230	2.38%	50,177	1,276	2.54%	43,855	995	2.27%
Tax-exempt (1)	5,946	331	5.57%	6,578	368	5.60%	6,687	373	5.57%
Total securities	57,668	1,561	2.71%	56,755	1,644	2.90%	50,542	1,368	2.70%

Deposits in banks	41,480	139	0.34%	52,931	171	0.32%	55,865	169	0.30%
Federal funds sold	9	-	0.17%	11	-	0.20%	10	-	0.15%
Total earning assets	$550,924	$21,922	3.98%	$552,460	$22,202	4.02%	$557,311	$23,328	4.19%

Less: Reserve for loan losses	(5,730)			(6,862)			(6,618)
Cash and due from banks	5,308			5,123			5,105
Bank premises and equipment, net	20,807			19,954			14,928
Other real estate owned	1,516			1,961			1,413
Other assets	25,536			25,214			25,800
Total Assets	$598,361			$597,850			$597,939

Liabilities & Shareholders' Equity
Deposits
Demand deposits	$96,538			$89,240			$87,390

Interest-bearing deposits
NOW accounts	211,273	$443	0.21%	206,343	$445	0.22%	194,746	$431	0.22%
Money market accounts	52,787	112	0.21%	50,027	104	0.21%	43,799	79	0.18%
Savings accounts	82,626	85	0.10%	75,908	80	0.11%	72,818	90	0.12%
Time deposits	72,056	790	1.10%	97,786	1,409	1.44%	120,065	1,657	1.38%
Total interest-bearing deposits	418,742	1,430	0.34%	430,064	2,038	0.47%	431,428	2,257	0.52%

Federal funds purchased	1,415	8	0.53%	2	-	0.79%	2	-	0.82%
Federal Home Loan Bank advances	13,041	325	2.49%	13,107	327	2.49%	19,444	606	3.12%
Capital securities of subsidiary trust	4,124	199	4.83%	4,124	199	4.83%	4,124	199	4.83%
Total interest-bearing liabilities	437,322	1,962	0.45%	447,297	2,564	0.57%	454,998	3,062	0.67%

Other liabilities	8,543			7,796			6,826
Shareholders' equity	55,958			53,517			48,725

Total Liabilities & Shareholders' Equity	$598,361			$597,850			$597,939

Net interest income (tax equivalent basis)		19,960	3.53%		19,638	3.45%		20,266	3.51%
Less: tax equivalent adjustment		228			267			283
Net interest income		$19,732			$19,371			$19,983

Interest expense as a percent of average earning assets			0.36%			0.46%			0.55%
Net interest margin			3.62%			3.55%			3.64%

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

Rate / Volume Variance

	2015 Compared to 2014			2014 Compared to 2013
(In thousands)	Change	Due to Volume	Due to Rate	Change	Due to Volume	Due to Rate
Interest Income
Loans; taxable	$(89)	$423	$(512)	$(1,364)	$(90)	$(1,274)
Loans; tax-exempt (1)	(76)	(33)	(43)	(40)	(39)	(1)
Securities; taxable	(46)	39	(85)	281	143	138
Securities; tax-exempt (1)	(37)	(36)	(1)	(5)	(7)	2
Deposits in banks	(32)	(37)	5	2	(9)	11
Federal funds sold	-	-	-	-	-	-
Total Interest Income	(280)	356	(636)	(1,126)	(2)	(1,124)

Interest Expense
Checking accounts	(2)	11	(13)	14	25	(11)
Money market accounts	8	6	2	25	12	13
Savings accounts	5	7	(2)	(10)	4	(14)
Time deposits	(619)	(370)	(249)	(248)	(307)	59
Federal funds purchased and securities sold under agreements to repurchase	8	-	8	-	-	-
Federal Home Loan Bank advances	(2)	(2)	-	(279)	(197)	(82)
Capital securities of subsidiary trust	-	-	-	-	-	-
Total Interest Expense	(602)	(348)	(254)	(498)	(463)	(35)
Net Interest Income	$322	$704	$(382)	$(628)	$461	$(1,089)

(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY

There was an $8.0 million provision for loan losses during 2015. There was no provision for loan losses for 2014, and $1.80 million was provided for 2013. The amount of the provision for loan loss for 2015, 2014, and 2013 was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. The loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends are also utilized in the determining the allowance. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The $8.0 million increase in the provision for loan losses from 2014 to 2015 reflects an $8.5 million charge-off on an $8.5 million commercial and industrial  loan relationship, made up of five loans with one borrower. Based on a third-party field audit retained by the Bank and received on November 18, 2015, the audit indicated potential evidence of a sophisticated loan scheme by the borrower, orchestrated to deceive and avoid attention of the Bank through the falsification of financial documents and other false statements. As stated in the November 20, 2015 Form 8-K filing with the SEC, the Company recognized an impairment charge of $5.5 million based on a best efforts estimation of value of collateral with respect to the loan relationship, including inventory, receivables and equipment at that time. The loss on the five loans was increased to a total of $8.5 million for the quarter ending December 31, 2015 based on all relevant information at that time. Negotiations are in process for the sale of the assets of the borrower. Any future receipt of sale proceeds will be recognized as a loan recovery in the quarter when received.
The ratio of allowance for loan losses as a percentage of total loans declined from 1.22% in 2014 to 0.94% in 2015, and the ratio of allowance for loan losses as a percentage of non-performing loans declined from 439% to 227% over the same time period. During 2015, one loan relationship, which totaled $1.5 million at December 31, 2015, of which $1.2 million has a 100% U.S. Government guarantee, was added to non-performing loans. Net of this government guaranteed portion, non-performing loans declined from $1.2 million at December 31, 2014 to $337,000 at December 31, 2015, and the ratio of allowance for loan losses as a percentage of non-performing loans, net of the government guarantee, would be 1244% at that date. In, addition, restructured loans still accruing declined from $7.4 million at December 31, 2014 to $5.5 million at December 31, 2015. Both the decline in non-performing loans, net of  the 100% U.S. Government guarantee portion, and the decline in restructured loans still accruing were the major factors in the year-end 2014 to year-end 2015 decline in the allowance for loan losses.
The $1.8 million decrease in the provision for loan losses from 2013 to 2014 was largely in response to the $115,000 decrease in net loan charge-offs in 2014 from 2013. Additional factors contributing to the decline in the provision for loan losses from 2013 through 2014 include the decline in non-accrual loans from $2.2 million to $1.2 million, the decline in impaired loans from $10.8 million to $8.8 million, and the decline in substandard loans from $31.4 million to $25.1 million over the same respective time period.
LOAN PORTFOLIO

At December 31, 2015, 2014, and 2013, net loans accounted for 73.6%, 71.8%, and 72.2% of total assets, respectively, and were the largest category of the Company's earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

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

The Bank considers all consumer installment loans and smaller residential mortgage loans to be homogenous loans. These loans are not subject to individual evaluation for impairment under authoritative accounting guidelines unless the loan is identified as a troubled debt restructuring ("TDR").

ASSET QUALITY

Non-performing assets, in most cases, consist of loans, other real estate owned, repossessed property such as automobiles that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans and investments that are 90 days or more past due, as well as borrowers that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the net realizable value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency.

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

A TDR identification process has been established using a template of questions that determine whether a  borrower is experiencing financial difficulty and, if so, whether the Bank has granted a concession to the borrower by modifying the loan. Then, mitigating factors are evaluated to determine a final conclusion as to the whether the loan should be classified as a TDR.

There are 12 loans in the portfolio totaling $7.1 million that have been identified as TDRs at December 31, 2015. Four loans totaling $4.2 million were modified and identified as TDRs during 2015. Five loans totaling $5.6 million and eight loans totaling $5.2 million were modified and identified as TDRs during 2014 and 2013, respectively. At December 31, 2015, four of the loans that were identified as TDRs, totaling $1.6 million, remain in nonaccrual status due to irregular payments. Reserves on TDRs have been established as appropriate. Seven of the remaining eight loans were current and performing in accordance with the modified terms.

Non-performing assets totaled $3.2 million or 0.53% of total assets at December 31, 2015, as compared with $2.6 million or 0.43% of total assets at December 31, 2014 and $7.6 million or 1.23% of total assets at December 31, 2013.  Included in non-performing assets at December 31, 2015 were $1.4 million of other real estate owned, and $1.8 million of non-accrual loans.

At December 31, 2015, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at December 31, 2015 was approximately $17.9 million or 4.0% of loans to the childcare industry.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of December 31, 2015, construction and land loans are $38.2 million or 64.6% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $133.0 million or 224.9% of the concentration level.

The allowance for loan losses as a percentage of non-performing loans was 226.8%, 439.4%, and 305.3% at December 31, 2015, 2014, and 2013, respectively. The primary reason for the increase in this coverage ratio from 2013 to 2014 was due to the decrease in nonaccrual loans from $2.2 million at December 31, 2013 to $1.2 million at December 31, 2014.

The number of non-performing loan relationships was four at December 31, 2015 compared with 11 at December 31, 2014, and 12 at December 31, 2013.

The Bank's other real estate owned at December 31, 2015 was one property with a total net value of $1.36 million consisting of 47 acres of undeveloped land in Opal, Virginia. Other real estate owned at December 31, 2014 was the same property valued at $1.41 million.

There were no loans, excluding student loans, that were 90 days past due and accruing interest at December 31, 2015 and 2014 and  $506,000 at December 31, 2013.

There were loans totaling $7.1 million at December 31, 2015 that were considered impaired and were allocated $407,000 of loan loss reserves.  This included eight loans totaling $5.5 million that were performing and accruing interest at December 31, 2015. Additionally, there were five loans totaling $1.6 million that were not in accrual status.  There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower's ability to repay.

At December 31, 2015, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2015, 2014, 2013, 2012, and 2011.

Loan Portfolio

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Loans secured by real estate:
Construction and land	$49,855	$39,085	$32,807	$40,045	$38,112
Residential real estate	150,575	143,477	142,256	136,590	139,046
Home equity lines of credit	44,013	42,732	43,476	45,025	45,724
Commercial real estate	160,036	165,528	176,320	193,005	201,420
Commercial and industrial loans (except those secured by real estate)	23,705	26,924	24,746	27,140	29,061
Consumer loans to individuals (except those secured by real estate)	3,160	3,015	3,810	4,567	5,451
Student	15,518	19,700	27,962	4,994	-
Total loans	$446,862	$440,461	$451,377	$451,366	$458,814

The following table sets forth certain information with respect to the Bank's non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:

Non-Performing Assets and Loans Contractually Past Due

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Non-accrual loans	$1,849	$1,227	$2,184	$10,650	$4,621
Other real estate owned	1,356	1,406	4,085	1,406	1,776
Other repossessed assets owned	-	-	-	-	15
Non-performing corporate bond investments, at fair value	-	-	1,300	325	335
Total non-performing assets	3,205	2,633	7,569	12,381	6,747

Restructured loans still accruing	5,495	7,431	8,613	5,556	-
Student loans (U.S. Gov. guaranteed) past due 90 or more days and still accruing	2,814	4,551	7,917	-	-
Loans past due 90 days and still accruing interest	-	-	506	132	101
Total non-performing and other risk assets	$11,514	$14,615	$24,605	$18,069	$6,848

Allowance for loan losses as percentage of total loans, period end	0.94%	1.22%	1.48%	1.39%	1.47%

Non-accrual loans to total loans, period end	0.41%	0.28%	0.48%	2.36%	1.01%

Allowance for loan losses as percentage of non-performing loans, period end	226.77%	439.36%	305.27%	58.76%	145.60%

Non-accrual loans and restructured loans still accruing to total loans, period end	1.64%	1.97%	2.39%	3.59%	1.01%

Non-performing assets as percentage of total assets, period end	0.53%	0.43%	1.23%	2.06%	1.10%

Potential Problem Loans: For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" Note 3 of the Notes to Consolidated Financial Statements contained herein.

ANALYSIS OF LOAN LOSS EXPERIENCE

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectability of the loan portfolio, credit concentration, trends in historical loan loss experience, specific impaired loans, and current economic conditions. Management periodically reviews the loan portfolio to determine probable credit losses related to specifically identified loans as well as credit losses inherent in the remainder of the loan portfolio. Allowances for impaired loans are generally determined based on net realizable values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance remains subject to change. Additions to the allowance for loan losses, recorded as the provision for loan losses on the Company's statements of income, are made as needed to maintain the allowance at an appropriate level based on management's analysis of the inherent risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level and nature of impaired and non-performing loans, historical loan loss experience, the amount of loan losses actually charged off or recovered during a given period and current national and local economic conditions.

At December 31, 2015, 2014, 2013, 2012, and 2011, the allowance for loan losses was $4.2 million, $5.4 million, $6.7 million, $6.3 million, and $6.7 million, respectively.  As a percentage of total loans, the allowance for loan losses decreased from 1.48% at December 31, 2013 to 1.22% at December 31, 2014 and decreased to 0.94% at December 31, 2015. The allowance for loan losses equaled 226.8% of non-accrual loans at December 31, 2015 compared with 439.4% and 305.3% at December 31, 2014 and 2013, respectively.

The following table summarizes the Bank's loan loss experience for each of the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively:

Analysis of Allowance for Loan Losses

	Years ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Allowance for loan losses, January 1,	$5,391	$6,667	$6,258	$6,728	$6,307

Secured by real estate:
Construction and land	17	313	-	-	-
1-4 family residential	167	172	284	126	597
Home equity line of credit	50	91	174	536	472
Commercial real estate	568	560	686	5,004	0
Commercial and industrial	8,525	171	257	526	599
Student	50	139	-	-	-
Consumer	10	18	104	117	60
Total loans charged-off	9,387	1,464	1,505	6,309	1,728

Secured by real estate:
Construction and land	-	65	-	-	-
1-4 family residential	52	22	2	2	-
Home equity line of credit	21	5	11	-	3
Commercial real estate	-	-	-	9	161
Commercial and industrial	102	86	76	7	12
Student	-	-	-	-	-
Consumer	14	10	25	14	40
Total loans recoveries	189	188	114	32	216

Net Charge-Offs	9,198	1,276	1,391	6,277	1,512

Provision for loan losses	8,000	-	1,800	5,807	1,933

Allowance for loan losses, December 31,	$4,193	$5,391	$6,667	$6,258	$6,728

Ratio of net charge-offs to average loans	2.04%	0.29%	0.31%	1.38%	0.33%

The following table allocates the allowance for loan losses at December 31, 2015, 2014, 2013, 2012, and 2011 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

Allocation of Allowance for Loan Losses

	2015		2014		2013
(Dollars in thousands)	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction and land	$924	11.16%	$699	8.87%	$412	7.27%
1-4 family residential	886	33.70%	1,424	32.58%	1,261	31.52%
Home equity line of credit	356	9.85%	296	9.70%	1,314	9.63%
Commercial real estate	1,162	35.81%	1,943	37.58%	2,320	39.06%
Commercial and industrial	526	5.30%	516	6.11%	964	5.48%
Student	117	3.47%	72	4.47%	196	6.20%
Consumer	13	0.71%	37	0.69%	18	0.84%
Unallocated	209	-	404	-	182	-
	$4,193	100.00%	$5,391	100.00%	$6,667	100.00%
	2012		2011
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction	$402	8.87%	$195	8.31%
1-4 family residential	1,691	30.26%	1,584	30.31%
Home equity line of credit	1336	9.98%	698	9.97%
Commercial real estate	1,685	42.76%	2,899	43.90%
Commercial and industrial	932	6.01%	795	6.33%
Student	-	1.11%	-	-
Consumer	40	1.01%	31	1.18%
Unallocated	172	-	526	-
	$6,258	100.00%	$6,728	100.00%

NON-INTEREST INCOME

2015 COMPARED WITH 2014
Total non-interest income decreased by $204,000 from $6.62 million in 2014 to $6.42 million in 2015, primarily due to a $205,000 decrease in service charges on deposit accounts, a $61,000 decrease in brokerage income, and a $67,000 decrease in other service charges partially offset by a $128,000 increase in trust and estate income during 2015 compared with 2014.

Recurring non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary trust and estate fees, brokerage income, service charges on deposit accounts, and other fee income.

Trust and estate income increased $128,000 or 7.1% from 2014 to 2015, primarily due to the growth in new relationships through the first half of 2015. Future trust and estate income, particularly in 2016, may be negatively impacted by the resignation of two investment management personnel during September 2015. Management believes that there may be an approximate $500,000 annual reduction in fees on managed investment accounts and related assets as result of their resignation.

Brokerage income decreased $61,000 or 19.7% from 2014 to 2015. Management believes that there may be an approximate 15% annual increase in brokerage income in 2016 due to increased productivity from brokerage sales staff.

Service charges on deposit accounts decreased $205,000 or 8.1% to $2.34 million for 2015, compared with $2.54 million for 2014. The reason for the change may be due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology, as well as improved personal cash flow due to the decline in gasoline and other fuel prices.

Other service charges, commissions and fees decreased $67,000 or 3.4 % from $1.96 million during 2014 to $1.89 million during 2015, primarily due to the recognition of increased passive losses within community development tax credit investments.  These losses were $482,000 in 2015 compared with $180,000 in 2014. These passive losses will be more than offset in future periods by federal tax credits related to low/moderate income housing and/or buildings of historical significance. Included in other service charges, commissions, and income is debit card interchange income, net, which totaled $1.22 million and $1.09 million for 2015 and 2014, respectively.  Also included in other service charges, commissions, and income is the increase in bank owned life insurance ("BOLI") income, which was $796,000 in 2015 compared with $677,000 in 2014.  Approximately $433,000 of BOLI income was in tax-free death benefits in excess of surrender value in 2015, compared with approximately $300,000 in 2014. Total cash value of BOLI was $12.5 million at December 31, 2015 compared with $12.5 million at December 31, 2014.

The gains on the sale of securities increased from $3,000 in 2014 to $4,000 in 2015. See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion regarding the methodology for determining impairment on the Bank's investment securities, as well as the gains on the sale of securities.

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

Other service charges, commissions and fees increased $131,000 or 7.2 % from $1.83 million during 2013 to $1.96 million during 2014, primarily due to the receipt of approximately $300,000 in tax-free death benefit in excess of surrender value related to  BOLI. Included in other service charges, commissions, and income is debit card interchange income, net, which totaled $1.09 million and $1.15 million for 2014 and 2013, respectively.  Also included in other service charges, commissions, and income is the increase in BOLI income, which was $677,000 in 2014 compared with $395,000 in 2013.  Total cash value of BOLI was $12.5 million at December 31, 2014 compared with $12.4 million at December 31, 2013.

The gains on the sale of securities decreased from $144,000 in 2013 to $3,000 in 2014.

NON-INTEREST EXPENSE

2015 COMPARED WITH 2014
Total non-interest expense increased $379,000 or 1.9% in 2015 compared with 2014. The increase was primarily due to legal, audit and consulting expenses, and furniture and equipment expenses.

Salary and benefit expenses decreased $223,000, or 2.2% in 2015 compared with 2014, primarily reflecting the decrease in incentive pay and commissions, partially offset by the increase in salary expense. The Bank increased its full-time equivalent employees by approximately six people from year-end 2014 to year-end 2015.

The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest non-interest expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be offset by the increased revenue generated by the new and additional customer relationships that the new staff would enable the Bank to obtain.

Net occupancy expense increased $55,000 or 2.4%, and furniture and equipment expense increased $94,000 or 8.2%, from 2014 to 2015 reflecting the full year impact of building and equipment depreciation and real estate taxes for the Gainesville and Centreville Road branches.

Marketing expense increased $4,000 or 0.6% from 2014 to 2015.

Consulting expense, which includes legal and accounting professional fees, increased $309,000 or 35.7% in 2015 compared with 2014. This increase is primarily due to legal expenses associated with the workout of problem loans in 2015 compared with 2014, as well as consulting fees associated with the Company's chief executive officer succession plans.

Data processing expense decreased $103,000 or 7.2% in 2015 compared with 2014 due to the renegotiation and extension of The Bank's data processing contract. The Bank outsources most of its data processing to a third-party vendor.

The FDIC deposit insurance expense increased $26,000 or 7.2% from $360,000 for 2014 to $386,000 for 2015, primarily due to changes in the quarterly risk-based assessment  multiplier used by the FDIC. Management projects FDIC deposit insurance will be in the range of $450,000 to $500,000 for 2016 based on current assessment multiplier.

There was no loss or gain on sale or expense on Other Real Estate Owned ("OREO") properties in 2015 compared to a $91,000 net gain in 2014. At December 31, 2015, the Bank has one OREO property with a total valuation of $1.4 million.  Other real estate owned at December 31, 2014 was the same property valued at $1.4 million.

2014 COMPARED WITH 2013
Total non-interest expense increased $701,000 or 3.7% in 2014 compared with 2013. The increase was primarily due to increases in salary and benefit expenses, occupancy expenses, and furniture and equipment expenses, partially offset by decreases in legal, audit and consulting expenses, FDIC insurance premiums and a net recovery of  $91,000 on the sale of the OREO properties.

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

INCOME TAXES

The income tax benefit was $1.42 million for the year ended December 31, 2015 compared with income tax expense of  $1.38 million for the year ended December 31, 2014 and $1.44 million for the year ended December 31, 2013. The effective tax rates were a benefit of 70.0% for 2015, as compared to tax rates of 22.3% for 2014, and 25.0% for 2013. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI, and community development tax credits. Community development tax credits increased from approximately $218,000 in 2013 and $334,000 in 2014 to $338,000 in 2015, and are projected to be approximately $410,000 in 2016.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2015 AND DECEMBER 31, 2014

Total assets were $601.4 million at December 31, 2015, a decrease of 0.8% or $4.9 million from $606.3 million at December 31, 2014. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, total investments, net loans, net bank premises and equipment, total deposits and other liabilities. Each of these categories, as well as investment securities and company-obligated mandatorily redeemable capital securities of subsidiary trust, is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks decreased from $57.5 million at December 31, 2014 to $48.0 million at December 31, 2015. The decrease in interest-bearing deposits in other banks was primarily the result of less excess liquidity being temporarily deposited at the Federal Reserve Bank of Richmond due to the increase in net loans and the decrease in total deposits.

INVESTMENT SECURITIES. Total investment securities were $55.2 million at December 31, 2015, reflecting a decrease of $2.2 million from $57.4 million at December 31, 2014.  At December 31, 2015 and 2014, all investment securities were available for sale. The unrealized loss, net of tax benefit, of the available for sale securities portfolio totaled $229,000 at December 31, 2015 compared with an unrealized gain, net of taxes, of $160,000 at December 31, 2014. See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion on the Bank's investment securities.

At December 31, 2015, 2014, and 2013, the carrying values of the major classifications of securities were as follows:

Investment Portfolio

	Available for Sale (1)
(In thousands)	2015	2014	2013
Obligations of U.S. Government corporations and agencies	$45,792	$46,965	$43,937
Obligations of states and political subdivisions, taxable	524	526	509
Obligations of states and political subdivisions, tax-exempt	5,676	6,388	6,526
Corporate bonds	2,860	3,161	2,250
Mutual funds	372	366	349
Total	$55,224	$57,406	$53,571

(1) Amounts for available for sale securities are based on fair value.

The following is a schedule of estimated maturities, or call date if more probable, or next rate repricing adjustment date and related weighted average yields of securities at December 31, 2015:

Estimated Repricing or Maturity Distribution and Yields of Securities

	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$6,484	1.36%	$4,328	1.14%	$3,309	1.71%
Obligations of states and political subdivisions, taxable	-		524	1.95%	-
Total taxable	6,484	1.36%	4,852	1.23%	3,309	1.71%
Obligations of states and political subdivisions, tax-exempt	-		5,155	1.50%	521	1.89%
Total securities:	$6,484	1.36%	$10,007	1.37%	$3,830	1.73%

	Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$31,671	2.16%	$45,792	1.92%
Obligations of states and political subdivisions, taxable	-		524	1.95%
Corporate bonds	2,860	5.80%	2,860	5.80%
Other taxable securities	372	2.13%	372	2.13%
Total taxable	34,903	2.46%	49,548	2.14%
Obligations of states and political subdivisions, tax-exempt	-		5,676	1.54%
Total securities:	$34,903	2.46%	$55,224	2.08%

Excluding obligations of U.S. Government corporations and agencies, no Bank security investment from a single issuer exceeded 10% of shareholders' equity.

LOANS. Total net loan balance after allowance for loan losses was $442.7 million at December 31, 2015, which represents an increase of $7.6 million or 1.7% from $435.1 million at December 31, 2014. Construction and land loans increased $10.8 million,  residential real estate loans increased $7.1 million, and home equity lines of credit increased $1.3 million from year-end 2014 to year-end 2015, while commercial real estate loans decreased $5.5 million, U.S. Government guaranteed student loans decreased $4.2 million and commercial and industrial loans decreased $3.2 million over the same time period. The Bank's loans are made primarily to customers located within the Bank's primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES.

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2015:

Maturity Schedule of Selected Loans

(In thousands)	Within 1 Year	1 Year Within 5 Years	After 5 Years	Total

Commercial real estate loans	$23,590	$84,670	$51,776	$160,036
Commercial and industrial loans	14,878	6,998	1,829	23,705
Construction and land loans	16,577	30,260	3,018	49,855
	$55,045	$121,928	$56,623	$233,596
For maturities over one year:
Floating and adjustable rate loans		$14,104	$46,207	$60,311
Fixed rate loans		107,824	10,416	118,240
		$121,928	$56,623	$178,551

BANK PREMISES AND EQUIPMENT, NET. For the year ended December 31, 2015, bank premises and equipment, net of depreciation, totaled $20.5 million, a decrease of $607,000, primarily due to normal depreciation of assets.

DEPOSITS. For the year ended December 31, 2015, total deposits decreased by $921,000 or 0.2% when compared with total deposits one year earlier. Non-interest-bearing deposits increased by $9.0 million and interest-bearing deposits decreased by $10.0 million.

Included in interest-bearing deposits at December 31, 2015 were $20.5 million of brokered deposits, or 3.9 % of total deposits. This compares with $18.1 million of brokered deposits at December 31, 2014, or 3.4% of total deposits. Of the $20.5 million in brokered deposits at December 31, 2015, $1.4 million were deposits of Bank customers, exchanged through the CDARS network and $11.5 million were money market deposits through the ICS network.  Of the $18.1 million in brokered deposits at December 31, 2014, $1.8 million were deposits of Bank customers, exchanged through the CDARS and $11.9 million through the ICS networks.  With these programs, funds are placed into certificate of deposits and money market deposits issued by other banks in the network, in increments usually less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the Bank and making these funds fully available for lending in our community.

The Bank projects to increase its transaction account and other deposits in 2016 and beyond by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

Deposits and Rates Paid

	December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest-bearing	$96,538		$89,240		$87,390

Interest-bearing:
NOW accounts	211,273	0.21%	206,343	0.22%	194,746	0.22%
Money market accounts	52,787	0.21%	50,027	0.21%	43,799	0.18%
Regular savings accounts	82,626	0.10%	75,908	0.11%	72,818	0.12%
Time deposits:	72,056	1.10%	97,786	1.44%	120,065	1.38%
Total interest-bearing	418,742	0.34%	430,064	0.47%	431,428	0.52%
Total deposits	$515,280		$519,304		$518,818

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE.

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2015:

Maturities of Certificates of Deposits and Other Time Deposits of $100,000 or More

	December 31, 2015
(In thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	One to Four Years	Over Four Years	Total
$100,000 to $250,000	$1,415	$1,470	$8,852	$4,861	$3,905	$20,503
Over $250,000	462	251	1,627	5,725	491	8,556
Total	$1,877	$1,721	$10,479	$10,586	$4,396	$29,059

BORROWINGS. Amounts and weighted average rates for long and short-term borrowings as of December 31, 2015, 2014 and 2013 are as follows:

Borrowed Funds

	December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

FHLB advances	$13,007	2.46%	$13,075	2.46%	$13,139	2.46%

At December 31, 2015, the weighted average life of the borrowed funds portfolio was approximately 5.6 years.

OTHER LIABILITIES. For the year ended December 31, 2015, other liabilities totaled $7.3 million, a decrease of $1.4 million, primarily due to a reduction in commitment liabilities associated with the Company's investment in community development tax credits.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $52.6 million at December 31, 2015 compared with $55.2 million at December 31, 2014. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base. No shares were repurchased in 2013, 2014 and 2015.

Accumulated other comprehensive income (loss) increased to an unrealized loss, net of taxes benefit, of $460,000 at December 31, 2015, compared with an unrealized loss net of tax benefit of $101,000  at December 31, 2014 and an unrealized loss net of tax benefit of $941,000 at December 31, 2013.

During 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under current applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Government Supervision and Regulation" in Part I, Item 1 of this Form 10-K, banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2015, the Bank falls into the "well capitalized" category as defined by the appropriate regulatory authorities.

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $53.2 million at December 31, 2015 compared with $64.4 million at December 31, 2014. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $7.5 million was unpledged and readily salable at December 31, 2015. In addition, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $102.2 million at December 31, 2015 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks, including the Federal Reserve, totaling approximately $59.8 million. At December 31, 2015, $13.0 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2015 and 2014. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Use

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$59,842	$-	$59,842	$60,302	$-	$60,302
Federal Home Loan Bank lines of credit	102,172	13,007	89,165	143,712	13,075	130,637
Federal funds sold and interest-bearing deposits in other banks, excluding reserve requirements			28,112			30,394
Securities, available for sale and unpledged at fair value			7,540			6,290
Total short-term funding sources			$184,659			$227,623

Uses:
Unfunded loan commitments and lending lines of credit			$66,698			$82,308
Letters of credit			2,516			3,349
Total potential short-term funding uses			$69,214			$85,657

Ratio of short-term funding sources to potential short-term funding uses			266.8%			265.7%

CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures in effect during 2015 established by regulation to ensure capital adequacy required the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). In addition, effective January 1, 2015, a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets was established. Management believes, as of December 31, 2015, that the Bank more than satisfy all capital adequacy requirements to which they were subject.

The following table provides information on the regulatory capital ratios for the Bank at December 31, 2015 and December 31, 2014. Management believes that the Bank exceeds all capital adequacy requirements of Basel III, including the full conservation buffer, as of December 31, 2015.

Regulatory Capital Ratios

	December 31,
(Dollars in thousands)	2015	2014

Tier 1 Capital:
Shareholders' Equity	$54,699	$57,093
Plus: Unrealized loss (gain) on securities available for sale, net	(229)	(161)
Less: Unrealized loss on equity securities, net	-	-
Plus: Accumulated net losses (gains) on hedges and supplemental retirement plans	(41)	62
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	54,969	56,994

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,193	5,391

Total Capital:	$59,162	$62,385

Risk Weighted Assets:	$472,268	$443,908

Leverage Ratio	9.13%	9.48%
Risk Based Capital Ratios:
Common Equity Tier 1 to Risk Weighted Assets	11.64%	NA
Tier 1 to Risk Weighted Assets	11.64%	12.84%
Total Capital to Risk Weighted Assets	12.53%	14.05%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company's contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2015.

(In thousands)	Payments due by period
Contractual Obligations:	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years(1)
Debt obligations	$17,131	$71	$5,156	$174	$11,730
Operating lease obligations	21,789	2,679	5,522	5,579	8,009
Total	$38,920	$2,750	$10,678	$5,753	$19,739

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

The Company has entered into three swap agreements with a total notional amount of $7.0 million at December 31, 2015 to manage the interest rate risk related to three amortizing commercial loans.  The agreement allows the Company to convert fixed rate assets to floating rate assets for ten year periods ranging from February 2022 through April 2025. The Company receives interest monthly at the rate equivalent to one month LIBOR, plus a spread repricing each month on the same date, and pays interest at fixed rates.

Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income and expense.  These interest rate swap agreements are considered derivative instruments that qualify for hedge accounting.  The notional amounts of the interest rate swaps are not exchanged, and do not represent exposure to credit loss.  In the event of default by a counterparty, the risk in these transactions is the cost of replacing the swap agreements at current market rates. The net interest expense on the four interest rate swaps was $279,000 for the year ended December 31, 2015. In addition, the net gain or loss on the hedged items and the hedges resulted in recognition of $112,000 in net interest expense in 2015.  This net gain or loss will net to zero as the loans and underlying hedge reach maturity.  In the year ended December 31, 2014, the net interest expense on the interest rate swaps was $228,000 and the net gain or loss on the hedged items and hedges resulted in recognition of $58,000 in net interest expense in 2014.

Cash collateral held at other banks for these swaps was $900,000 at December 31, 2015.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

Commitments to extend credit and letters of credit were $66.7 million and $2.5 million, respectively, at December 31, 2015, and $82.3 million and $3.3 million, respectively, at December 31, 2014.

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

Revenues for standby letters of credit were $28,000 and $49,000 for 2015 and 2014, respectively. There were 27 and 40 separate standby letters of credit at December 31, 2015 and 2014, respectively. During 2015 and 2014, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value of equity under varying market rate assumptions. The Bank monitors exposure to instantaneous changes both up and down in rates of 100 basis points, 200 basis points, 300 basis points and 400 basis points over a rolling 12-month and 24-month period. The Bank has a two tier policy limit for the maximum negative impact on net interest income and change in equity from all instantaneous changes in interest rates up to 400 basis points. The first limit, or a level I variance, indicates a risk which is approaching unacceptable levels and could be reflective of an unfavorable balance sheet trend. When a level I variance is reached, an explanation of the variance is reported to the Bank's Board of Directors until the variance is within policy. This report to the Bank's Board of Directors analyzes whether the variance represents a long-term problem, or if the variance will be self-correcting. If the variance is determined to be a long-term problem, the level II actions will be taken. A level II measurement represents a risk to earnings which is unacceptable to senior management. If a level II measurement is reached, an action plan is presented to the Board of Directors to decrease variance level. This action plan may include, but is not limited to, changing loan pricing to alter fixed vs. adjustable-rate balances, changing time deposit pricing to alter term length of deposits, use of FHLB borrowings to lengthen duration, restructure the duration/maturity structure of the investment portfolio, use of off-balance sheet hedging instruments such as swaps, and adjust pricing of non-maturity deposits. Management has maintained a risk position within all policy guideline levels during 2014 and 2015.

The following tables present the Bank's anticipated market value changes in equity under various rate scenarios as of December 31, 2015 and 2014:

Market Risk

	2015
(Dollars in thousands)	Percentage Change	Market Value Change	Minus 200 pts	Current Fair Value	Plus 200 pts	Market Value Change	Percentage Change

Interest earning deposits in banks				$47,787	$47,692	$(95)	(0.20)%
Fed funds sold				9	9	-	-
Securities				56,058	51,937	(4,121)	(7.35)%
Restricted securities				1,286	1,286	-	-
Loans receivable				443,768	419,438	(24,330)	(5.48)%
Total rate sensitive assets				548,908	520,362	(28,546)	(5.20)%
Other assets				54,241	54,241	-	-
Total assets				$603,149	$574,603	$(28,546)	(4.73)%

Demand deposits				$86,514	$77,850	$(8,664)	(10.01)%
Rate-bearing deposits				404,560	397,160	(7,400)	(1.83)%
Borrowed funds				17,265	15,926	(1,339)	(7.76)%
Other liabilities				7,341	7,341	-	-
Total liabilities				515,680	498,277	(17,403)	(3.37)%

Present value equity				86,614	76,508	(10,106)	(11.67)%
Total liabilities and equity				$603,149	$574,603	$(28,546)	(4.73)%
Total off-balance sheet				$(855)	$182	$1,037	(121.29)%

Note: Due to the absolute level of market interest rates at December 31, 2015, the calculation of a change in value due to an instantaneous decrease of 200 basis points would not be meaningful.

	2014
(Dollars in thousands)	Percentage Change	Market Value Change	Minus 200 pts	Current Fair Value	Plus 200 pts	Market Value Change	Percentage Change

Interest earning deposits in banks				$57,599	$57,264	$(335)	(0.58)%
Fed funds sold				11	11	-	-
Securities				57,406	53,573	(3,833)	(6.68)%
Restricted securities				1,294	1,294	-	-
Loans receivable				434,405	417,252	(17,153)	(3.95)%
Total rate sensitive assets				550,715	529,394	(21,321)	(3.87)%
Other assets				54,971	54,971	-	-
Total assets				$605,686	$584,365	$(21,321)	(3.52)%

Demand deposits				$74,212	$70,220	$(3,992)	(5.38)%
Rate-bearing deposits				407,983	399,853	(8,130)	(1.99)%
Borrowed funds				17,299	15,449	(1,850)	(10.69)%
Other liabilities				8,715	8,715	-	-
Total liabilities				508,209	494,237	(13,972)	(2.75)%

Present value equity				97,477	90,128	(7,349)	7.54%
Total liabilities and equity				$605,686	$584,365	$(21,321)	(3.52)%

Note: Due to the absolute level of market interest rates at December 31, 2014, the calculation of a change in value due to an instantaneous decrease of 200 basis points would not be meaningful.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2015

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets
Consolidated statements of operations
Consolidated statements of comprehensive income (loss)
Consolidated statements of changes in shareholders' equity
Consolidated statements of cash flows
Notes to consolidated financial statements

SEK&Co.

Smith Elliott Kearns & Company, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Fauquier Bankshares, Inc.
Warrenton, Virginia

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. The management of Fauquier Bankshares, Inc. and its subsidiaries (the "Company") is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 16, 2016

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share information)	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$5,235	$6,831
Interest-bearing deposits in other banks	47,971	57,534
Federal funds sold	9	11
Securities available for sale	55,224	57,406
Restricted investments	1,286	1,294
Loans	446,862	440,461
Allowance for loan losses	(4,193)	(5,391)
Net loans	442,669	435,070
Bank premises and equipment, net	20,461	21,068
Accrued interest receivable	1,462	1,473
Other real estate owned, net of allowance	1,356	1,406
Bank-owned life insurance	12,511	12,458
Other assets	13,216	11,735
Total assets	$601,400	$606,286

Liabilities
Deposits:
Noninterest-bearing	$97,015	$87,971
Interest-bearing:
Checking	223,154	222,371
Savings and money market accounts	140,173	126,714
Time deposits	63,952	88,159
Total interest-bearing	427,279	437,244
Total deposits	524,294	525,215

Federal Home Loan Bank advances	13,007	13,075
Company-obligated mandatorily redeemable capital securities	4,124	4,124
Other liabilities	7,342	8,715
Commitments and contingencies	-	-
Total liabilities	548,767	551,129

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding 2015: 3,744,562 shares including 33,267 non-vested shares; 2014: 3,730,877 shares including 34,965 non-vested shares	11,616	11,568
Retained earnings	41,477	43,690
Accumulated other comprehensive income (loss), net	(460)	(101)
Total shareholders' equity	52,633	55,157
Total liabilities and shareholders' equity	$601,400	$606,286

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Operations
For Each of the Three Years Ended December 31

(Dollars in thousands)	2015	2014	2013
Interest Income
Interest and fees on loans	$20,106	$20,245	$21,636
Interest and dividends on securities available for sale:
Taxable interest income	1,119	1,175	883
Interest income exempt from federal income taxes	219	243	246
Dividends	111	101	111
Interest on deposits in other banks	139	171	169
Total interest income	21,694	21,935	23,045

Interest Expense
Interest on deposits	1,430	2,038	2,257
Interest on federal funds purchased	8	-	-
Interest on Federal Home Loan Bank advances	325	327	606
Distribution on capital securities of subsidiary trusts	199	199	199
Total interest expense	1,962	2,564	3,062

Net interest income	19,732	19,371	19,983

Provision for loan losses	8,000	-	1,800

Net interest income after provision for loan losses	11,732	19,371	18,183

Other Income
Trust and estate income	1,939	1,811	1,497
Brokerage income	249	310	411
Service charges on deposit accounts	2,336	2,541	2,817
Other service charges, commissions and income	1,890	1,957	1,826
Total other-than-temporary impairment gains on securities	-	-	-
Less: Portion of gain recognized in other comprehensive income before taxes	-	-	-
Net other-than-temporary impairment losses on securities	-	-	-
Gain on sale of securities	4	3	144
Total other income	6,418	6,622	6,695

Other Expenses
Salaries and benefits	9,964	10,187	9,475
Occupancy expense of premises	2,314	2,259	1,922
Furniture and equipment	1,237	1,143	1,039
Marketing expense	624	620	599
Legal, audit and consulting expense	1,174	865	1,238
Data processing expense	1,319	1,422	1,362
Federal Deposit Insurance Corporation expense	386	360	509
(Gain) loss on sale or impairment and expense of other real estate owned	-	(91)	20
Other operating expenses	3,168	3,042	2,942
Total other expenses	20,186	19,807	19,106

Income (loss) before income taxes	(2,036)	6,186	5,772

Income tax expense (benefit)	(1,424)	1,380	1,441

Net Income (Loss)	$(612)	$4,806	$4,331

Earnings (Loss) per Share, basic	$(0.16)	$1.29	$1.17

Earnings (Loss) per Share, assuming dilution	$(0.16)	$1.28	$1.16

Dividends per Share	$0.48	$0.53	$0.48

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For Each of the Years Ended December 31

(In thousands)	2015	2014	2013
Net Income (Loss)
Other comprehensive income (loss), net of tax:	$(612)	$4,806	$4,331
Interest rate swap, net of tax effect of $(5) in 2015, $27 in 2014 and $(110) in 2013	10	(53)	214
Change in fair value of securities available for sale, net of tax effect of $199 in 2015, $(520) in 2014 and $(333) in 2013	(386)	1,009	646
Reclassification adjustment for gain on sale of securities available for sale, net of tax effect of $1 in 2015, $1 in 2014 and $49 in 2013	(3)	(2)	(95)
Change in unrecognized benefit obligation for SERP plan, net of tax effect of $(10) in 2015, $59 in 2014 and $(3) in 2013	20	(114)	6
Total other comprehensive income (loss), net of tax of $185 in 2015, $(433) in 2014 and $(397) in 2013	(359)	840	771
Comprehensive Income (Loss)	$(971)	$5,646	$5,102

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Each of the Three Years in the Period Ended December 31, 2015

(Dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$11,467	$37,993	$(1,712)	$47,748
Net income	-	4,331	-	4,331
Other comprehensive income (loss) net of tax effect of $(397)	-	-	771	771
Cash dividends ($0.48 per share)	-	(1,782)	-	(1,782)
Amortization of unearned compensation, restricted stock awards	-	147	-	147
Issuance of common stock - non-vested shares (9,784 shares)	31	(31)	-	-
Issuance of common stock - vested shares (5,712 shares)	18	50	-	68
Tax effect of restricted stock awards	-	(56)	-	(56)
Balance, December 31, 2013	$11,516	$40,652	$(941)	$51,227

Balance, December 31, 2013	$11,516	$40,652	$(941)	$51,227
Net income	-	4,806	-	4,806
Other comprehensive income net of tax effect of $(433)	-	-	840	840
Cash dividends ($0.53 per share)	-	(1,978)	-	(1,978)
Amortization of unearned compensation, restricted stock awards	-	151	-	151
Issuance of common stock - non-vested shares (10,570 shares)	30	(30)	-	-
Issuance of common stock - vested shares (6,965 shares)	22	82	-	104
Tax effect of restricted stock awards	-	7	-	7
Balance, December 31, 2014	$11,568	$43,690	$(101)	$55,157

Balance, December 31, 2014	$11,568	$43,690	$(101)	$55,157
Net income (loss)	-	(612)	-	(612)
Other comprehensive income (loss) net of tax effect of $185	-	-	(359)	(359)
Cash dividends ($0.48 per share)	-	(1,798)	-	(1,798)
Amortization of unearned compensation, restricted stock awards	-	163	-	163
Issuance of common stock - non-vested shares (11,925 shares)	37	(37)	-	-
Issuance of common stock - vested shares (3,458 shares)	11	49	-	60
Tax effect of restricted stock awards	-	22	-	22
Balance, December 31, 2015	$11,616	$41,477	$(460)	$52,633

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2015

(In thousands)	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(612)	$4,806	$4,331
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,421	1,288	1,104
Disposal of obsolete assets fixed assets	32	-	11
Provision for loan losses	8,000	-	1,800
(Gain) on sale or impairment of other real estate	(31)	(130)	-
(Gain) loss on interest rate swaps	(44)	58	(51)
Deferred tax expense	(1,192)	(219)	(292)
(Gain) on sale and call of securities	(4)	(3)	(144)
Issuance of vested restricted stock	60	104	68
Tax effect of restricted stock awards	22	7	(56)
Amortization of security premiums, net	46	56	412
Amortization of unearned compensation, net of forfeiture	28	190	147
Changes in assets and liabilities:
(Increase) in other assets	(160)	(511)	(196)
Increase (decrease) in other liabilities	(925)	1,028	1,512
Net cash provided by operating activities	6,641	6,674	8,646

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	-	-	504
Proceeds from maturities, calls and principal payments of securities available for sale	13,349	10,796	15,998
Purchase of securities available for sale	(11,798)	(13,160)	(21,413)
Purchase of premises and equipment	(845)	(6,983)	(1,725)
Proceeds from redemption of other bank stock, net	8	168	875
Net (increase) decrease in loans	(16,157)	9,790	(4,421)
Proceeds from sale of other real estate owned	614	2,809	-
Net cash provided by (used in) investing activities	(14,829)	3,420	(10,182)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	23,286	5,669	42,290
Net (decrease) in certificates of deposit	(24,207)	(20,658)	(17,220)
Federal Home Loan Bank advances	-	-	-
Federal Home Loan Bank principal repayments	(68)	(64)	(15,061)
Cash dividends paid on common stock	(1,984)	(1,791)	(1,782)
Net cash provided by (used in) financing activities	(2,973)	(16,844)	8,227

Increase (decrease) in cash and cash equivalents	(11,161)	(6,750)	6,691

Cash and Cash Equivalents
Beginning	64,376	71,126	64,435
Ending	$53,215	$64,376	$71,126
Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$2,040	$2,597	$3,155
Income taxes	$266	$1,344	$11

Supplemental Disclosures of Noncash Investing Activities

Foreclosed assets acquired in settlement of loans	$533	$-	$2,679

Unrealized gain (loss) on securities available for sale, net of tax effect	$(389)	$1,007	$551

Unrealized gain (loss) on interest rate swap, net of tax effect	$10	$(53)	$214

Changes in benefit obligations and plan assets for defined benefit and post-retirement benefit plans, net of tax effect	$20	$(114)	$6

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For Each of the Three Years in the Period Ended December 31, 2015

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP") and to the reporting guidelines prescribed by regulatory authorities.  The following is a description of the more significant of those policies and practices.

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

The Company follows GAAP, which provides guidance on accounting for uncertainty in income taxes recognized in a Company's financial statements.  The Company's federal and state income tax returns are subject to examinaton by the Internal Revenue Service and state tax authorities, generally for a period of three years after the returns are filed.

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

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, and share appreciation rights. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the price of the Company's common stock at the date of the grant is used for restricted awards. There were no options granted in 2015, 2014 or 2013.

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

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets and fair value measurements.

Marketing

The Company follows the policy of charging the costs of marketing, including advertising, to expense as incurred. Marketing expenses of $624,000, $620,000 and $599,000 were incurred in 2015, 2014 and 2013, respectively.

Fair Value Measurements

Fair values of financial instruments are estimated using relevant information and assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive Income

Under GAAP, comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Comprehensive income includes net income and certain elements of "other comprehensive income" such as employers' accounting for pensions, certain investments in debt and equity securities, and interest rate swaps.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in Compensation-Stock Compensation (Topic 718)", should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis.  The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis."  The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  In addition to reducing the number of consolidation models from four to two, the new standard simplifies the ASC and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity, and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement."  The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer's accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively.  The Company does not expect the adoption of ASU 2015-05 to have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-08, "Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115."  The amendments in this ASU amend various Securities and Exchange Commission ("SEC") paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient." The amendments within this ASU are in three parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part 2 amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part 3 amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan's fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-12 to have a material impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, "Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)." On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The adoption of ASU 2015-15 did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) Requires equity investments (expect those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$45,605	$352	$(165)	$45,792
Obligations of states and political subdivisions	5,924	276	-	6,200
Corporate bonds	3,671	-	(811)	2,860
Mutual funds	370	2	-	372
	$55,570	$630	$(976)	$55,224

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$46,666	$464	$(165)	$46,965
Obligations of states and political subdivisions	6,537	377	-	6,914
Corporate bonds	3,597	34	(470)	3,161
Mutual funds	362	4	-	366
	$57,162	$879	$(635)	$57,406

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(In thousands)	December 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$2,000	$2,000
Due after one year through five years	11,306	11,411
Due after five years through ten years	6,701	6,908
Due after ten years	35,193	34,533
Equity securities	370	372
	$55,570	$55,224

During 2015, seven bonds with an aggregate amortized cost of $6.3 million were called and $4,000 in gains were recognized.  U.S. Government corporation and agency bonds totaling $11.8 million were purchased in 2015. There were no OTTI losses on the investment in pooled trust preferred securities in 2015.

During 2014, five bonds with an aggregate amortized cost of $5.2 million were called and $3,000 in gains were recognized. U.S. Government corporation and agency bonds totaling $13.2 million were purchased in 2014. There were no OTTI losses on the investment in pooled trust preferred securities in 2014.

During 2013, one non-performing pooled trust preferred security with a fair value of $504,000 was sold, resulting in a gain of $144,000. Six bonds with an aggregate amortized cost of $7.0 million were called and no gains were recognized.  U.S. Government corporation and agency bonds totaling $21.4 million were purchased in 2013.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$14,357	$(76)	$3,645	$(89)	$18,002	$(165)
Corporate bonds	560	(58)	2,531	(753)	3,091	(811)
Total temporary impaired securities	$14,917	$(134)	$6,176	$(842)	$21,093	$(976)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$10,405	$(35)	$8,412	$(130)	$18,817	$(165)
Corporate bonds	-	-	2,531	(470)	2,531	(470)
Total temporary impaired securities	$10,405	$(35)	$10,943	$(600)	$21,348	$(635)

The nature of securities which were impaired at December 31, 2015 consisted of three corporate bonds with a cost basis net of OTTI losses totaling $3.7 million and a temporary loss of approximately $811,000. Beginning December 31, 2013, the value of these bonds is based on quoted market prices for similar assets.  These corporate bonds are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 60 different financial institutions per bond. They have an estimated average maturity of 18 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all three bonds.  The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate ("LIBOR").  These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of December 31, 2015. All three bonds, totaling $2.9 million at fair value, are projected to repay the full outstanding interest and principal, and are classified as performing corporate bond investments.  During 2015, $189,000 of interest income was received and recorded, of which $92,000 represented deferred interest from prior periods.

Additional information regarding each of the pooled trust preferred securities as of December 31, 2015 follows:

(Dollars in thousands)
Cost, net of OTTI loss	Fair Value(1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive (Gain) Loss, net of tax benefit
$1,653	$1,140	78.5%	4.4%	17.1%	$304	$339
1,400	1,160	80.3%	9.1%	10.6%	600	158
618	560	82.8%	7.5%	9.7%	382	38
$3,671	$2,860				$1,286	$535

(1)	Current Moody's Ratings range from B1 to Caa3.

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with ASC 320-10-35-34D):

(In thousands) Beginning balance as of December 31, 2014	$1,360
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (FASB ASC 320-10-35-35)	(74)
Ending balance as of December 31, 2015	$1,286

The carrying value of securities pledged to secure deposits and for other purposes amounted to $44.5 million and $47.6 million at December 31, 2015 and 2014, respectively.

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

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the years ending December 31, 2015, 2014 and 2013.

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Year Ended December 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at December 31, 2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391
Charge-offs	(8,525)	(568)	(17)	(10)	(50)	(167)	(50)	-	(9,387)
Recoveries	102	-	-	14	-	52	21	-	189
Provision	8,433	(213)	242	(28)	95	(423)	89	(195)	8,000
Ending balance at December 31, 2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193

Ending balances individually evaluated for impairment	$111	$-	$296	$-	$-	$-	$-	$-	$407

Ending balances collectively evaluated for impairment	$415	$1,162	$628	$13	$117	$886	$356	$209	$3,786

Loans Receivable
Individually evaluated for impairment	$217	$2,896	$3,515	$-	$-	$419	$70		$7,117
Collectively evaluated for impairment	23,488	157,140	46,340	3,160	15,518	150,156	43,943		439,745
Ending balance at December 31, 2015	$23,705	$160,036	$49,855	$3,160	$15,518	$150,575	$44,013		$446,862

	As of and for the Year Ended December 31, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at December 31, 2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667
Charge-offs	(171)	(560)	(313)	(18)	(139)	(172)	(91)	-	(1,464)
Recoveries	86	-	65	10	-	22	5	-	188
Provision	(363)	183	535	27	15	313	(932)	222	-
Ending balance at December 31, 2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391

Ending balances individually evaluated for impairment	$246	$456	$470	$-	$-	$173	$-	$-	$1,345

Ending balances collectively evaluated for impairment	$270	$1,487	$229	$37	$72	$1,251	$296	$404	$4,046

Loans Receivable
Individually evaluated for impairment	$316	$3,272	$3,620	$-	$-	$1,550	$70		$8,828
Collectively evaluated for impairment	26,608	162,256	35,465	3,015	19,700	141,927	42,662		431,633
Ending balance at December 31, 2014	$26,924	$165,528	$39,085	$3,015	$19,700	$143,477	$42,732		$440,461

	As of and for the Year Ended December 31, 2013
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at December 31, 2012	$932	$1,685	$402	$40	$-	$1,691	$1,336	$172	$6,258
Charge-offs	(257)	(686)	-	(104)	-	(284)	(174)	-	(1,505)
Recoveries	76	-	-	25	-	2	11	-	114
Provision	213	1,321	10	57	196	(148)	141	10	1,800
Ending balance at December 31, 2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667

Ending balances individually evaluated for impairment	$211	$505	$321	$-	$-	$276	$-	$-	$1,313

Ending balances collectively evaluated for impairment	$753	$1,815	$91	$18	$196	$985	$1,314	$182	$5,354

Loans Receivable
Individually evaluated for impairment	$477	$4,177	$3,980	$-	-	$2,100	$70		$10,804
Collectively evaluated for impairment	24,269	172,143	28,827	3,810	27,962	140,156	43,406		440,573
Ending balance at December 31, 2013	$24,746	$176,320	$32,807	$3,810	$27,962	$142,256	$43,476		$451,377

Based on a recent analysis, the risk category of loans by class is as follows:

Credit Quality Indicators

	As of December 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student Loan	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,657	$148,409	$38,105	$3,157	$15,518	$141,428	$40,351	$407,625
Special mention	1,120	6,678	7,542	3	-	2,318	854	18,515
Substandard	1,928	4,949	4,208	-	-	6,773	2,808	20,666
Doubtful	-	-	-	-	-	56	-	56
Loss	-	-	-	-	-	-	-	-
Total	$23,705	$160,036	$49,855	$3,160	$15,518	$150,575	$44,013	$446,862

	As of December 31, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student Loan	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$23,255	$154,106	$31,127	$2,990	$19,700	$132,168	$37,423	$400,769
Special mention	1,917	3,992	3,687	21	-	2,299	2,663	14,579
Substandard	1,752	7,430	4,271	4	-	9,010	2,587	25,054
Doubtful	-	-	-	-	-	-	59	59
Loss	-	-	-	-	-	-	-	-
Total	$26,924	$165,528	$39,085	$3,015	$19,700	$143,477	$42,732	$440,461

The following table presents the aging of the recorded investment in past due loans and nonaccrual loans as of December 31, 2015 and 2014 by loan class.

Age Analysis of Past Due Loans Receivable

	As of December 31, 2015
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$235	$-	$-	$235	$23,470	$23,705	$-	$110
Commercial real estate	-	296	-	296	159,740	160,036	-	-
Construction and land	599	-	1,462	2,061	47,794	49,855	-	1,512
Consumer	-	26	-	26	3,134	3,160	-	-
Student (U.S. Government guaranteed)	1,331	987	2,814	5,132	10,386	15,518	2,814	-
Residential real estate	887	90	228	1,205	149,370	150,575	-	227
Home equity line of credit	291	-	-	291	43,722	44,013	-	-
Total	$3,343	$1,399	$4,504	$9,246	$437,616	$446,862	$2,814	$1,849

	As of December 31, 2014
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$140	$106	$-	$246	$26,678	$26,924	$-	$166
Commercial real estate	444	-	-	444	165,084	165,528	-	98
Construction and land	551	145	-	696	38,389	39,085	-	1
Consumer	8	18	-	26	2,989	3,015	-	-
Student (U.S. Government guaranteed)	1,445	830	4,551	6,826	12,874	19,700	4,551	-
Residential real estate	798	1,242	459	2,499	140,978	143,477	-	962
Home equity line of credit	50	108	-	158	42,574	42,732	-	-
Total	$3,436	$2,449	$5,010	$10,895	$429,566	$440,461	$4,551	$1,227

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012. The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. At December 31, 2015, $2.8 million of the student loans were 90 days or more past due and still accruing.

The following table presents information related to impaired loans by class as of and for the years ended December 31, 2015 and 2014.

Impaired Loans Receivable

	December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Commercial real estate	2,896	2,896	-	3,205	49
Construction and land	2,988	2,988	-	3,027	88
Residential real estate	419	419	-	428	18
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$217	$230	$111	$234	$5
Commercial real estate	-	-	-	-	-
Construction and land	527	527	296	531	13
Residential real estate	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

Total:
Commercial and industrial	$217	$230	$111	$234	$5
Commercial real estate	2,896	2,896	-	3,205	49
Construction and land	3,515	3,515	296	3,558	101
Residential real estate	419	419	-	428	18
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-
Total	$7,117	$7,130	$407	$7,495	$176

	December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$20	$50	$-	$33	$-
Commercial real estate	1,438	2,006	-	1,722	108
Construction and land	1,577	1,893	-	1,737	79
Residential real estate	1,220	1,477	-	1,351	19
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$296	$304	$246	$312	$11
Commercial real estate	1,834	1,834	456	1,835	102
Construction and land	2,043	2,043	470	2,064	110
Residential real estate	330	338	173	445	21
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

Total:
Commercial and industrial	$316	$354	$246	$345	$11
Commercial real estate	3,272	3,840	456	3,557	210
Construction and land	3,620	3,936	470	3,801	189
Residential real estate	1,550	1,815	173	1,796	40
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-
Total	$8,828	$10,015	$1,345	$9,569	$453

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

At December 31, 2015, there were $4.1 million of commercial loans classified as substandard which were deemed not to be impaired because borrowers continue to abide by the terms of their original loan agreements and are substandard based on their industry or changes in their cash flow that have not yet resulted in past dues.  Impaired loans totaled $7.1 million at December 31, 2015, representing a decrease of $1.7 million from the year earlier.  Approximately $6.9 million of loans classified as impaired at December 31, 2015 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents loans by class that were modified as a TDR during the years ended December 31, 2015 and 2014.

Troubled Debt Restructurings

	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	-	$-	$-	2	$198	$198
Commercial real estate	3	2,898	2,898	2	3,735	3,735
Construction and Land	1	1,328	1,328	1	1,673	1,673
Consumer	-	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	-	-	-
Construction and Land	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

During the  year ended December 31, 2015, four loans totaling $4.2 million, were modified and deemed TDRs.  Three of these were annual renewals of previously identified TDRs.  At December 31, 2015, there were 12 TDRs in the portfolio, totaling $7.1 million.  Seven of the eight remaining loans were current and performing in accordance with the modified terms. The remaining four loans totaling $1.6 million remain in nonaccrual status due to irregular payments.  An appropriate specific reserve has been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in the impaired loan disclosure.

At December 31, 2015, the Company had one foreclosed residential real estate property in its possession. There were two residential real estate properties with a total carrying value of $242,000 that were in the process of foreclosure.

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Non-accrual loans	$1,849	$1,227	$2,184
Other real estate owned	1,356	1,406	4,085
Non-performing corporate bond investments, at fair value	-	-	1,300
Total non-performing assets	3,205	2,633	7,569
Restructured loans still accruing	5,495	7,431	8,613
Student loans (U.S. Gov guaranteed) past due 90 or more days and still accruing	2,814	4,551	7,917
All other loans past due 90 or more days and still accruing	-	-	506
Total non-performing and other risk assets	$11,514	$14,615	$24,605

Allowance for loan losses to total loans	0.94%	1.22%	1.48%
Non-accrual loans to total loans	0.41%	0.28%	0.48%
Allowance for loan losses to non-accrual loans	226.77%	439.36%	305.27%
Total non-accrual loans and restructured loans still accruing to total loans	1.64%	1.97%	2.39%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	57.09%	62.27%	61.75%
Total non-performing assets to total assets	0.53%	0.43%	1.23%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which totaled $2.2 million at December 31, 2015 and $2.8 million at December 31, 2014.  During 2015, total principal additions were $635,000 and total principal payments were $1.3 million.  During 2014, total principal additions were $1.8 million and total principal payments were $2.5 million.  These loans were made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

The Bank accepts deposits of executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons.  The aggregate dollar amount of deposits of executive officers and directors totaled $4.5 million and $3.9 million at December 31, 2015 and 2014, respectively.

Note 5.	Bank Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Land	$4,185	$4,199
Buildings and improvements	21,807	21,748
Furniture and equipment	5,818	6,413
Leasehold improvements	307	307
	32,117	32,667
Accumulated depreciation and amortization	(11,656)	(11,599)
	$20,461	$21,068

Depreciation and amortization expensed for years ended December 31, 2015, 2014, and 2013 totaled $1.42 million, $1.29 million, and $1.10 million, respectively.

Note 6.	Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2015 and 2014 were $8.6 million and $15.1 million, respectively. Brokered deposits include balances of Bank customers who qualify to participate in the Certificate of Deposit Account Registry Service and Insured Cash Sweep Service.  As of December 31, 2015 and 2014, brokered balances totaled $20.5 million and $18.1 million, respectively.

Overdraft deposits totaling $187,000 and $192,000 were reclassified to loans at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of time deposits are as follows:

(In thousands)

2016	$31,557
2017	11,716
2018	3,144
2019	7,953
2020	9,446
and thereafter	136
$63,952

Note 7.	Employee Benefit Plans

Supplemental Executive Retirement Plan

The following tables provide a reconciliation of the changes in the supplemental executive retirement plan's obligations over the three-year period ending December 31, 2015, computed as of December 31, 2015, 2014 and 2013.

Change in Benefit Obligations (In thousands)	2015	2014	2013

Projected benefit obligation, beginning	$2,181	$1,808	$1,637
Service cost	141	119	114
Interest cost	81	81	65
Actuarial (gain) loss	(31)	173	(8)
Benefit obligation, ending	$2,372	$2,181	$1,808

Fair value of plan assets, ending	$-	$-	$-

Funded status at December 31,	$(2,372)	$(2,181)	$(1,808)

Amount recognized on the Balance Sheet (In thousands)	2015	2014	2013

Other assets, deferred income tax benefit	$806	$741	$615
Other liabilities	2,372	2,181	1,808
Accumulated other comprehensive income (loss)	(41)	(61)	53

Amounts recognized in accumulated other comprehensive gain (loss)
Net gain (loss)	$(81)	$(112)	$61
Prior service cost	19	19	19
Net obligation at transition	-	-	-
Deferred tax benefit (expense)	21	32	(27)
Amount recognized	$(41)	$(61)	$53

Funded Status
Benefit obligation	$(2,372)	$(2,181)	$(1,808)
Fair value of assets	-	-	-
Unrecognized net actuarial (gain)/loss	-	-	-
Unrecognized net obligation at transition	-	-	-
Unrecognized prior service cost	-	-	-
(Accrued)/prepaid benefit cost included in other liabilities	$(2,372)	$(2,181)	$(1,808)

Components of Net Periodic Benefit Cost (In thousands)	2015	2014	2013

Service cost	$141	$119	$114
Interest cost	81	81	65
Expected return on plan assets	-	-	-
Amortization of prior service cost	1	1	1
Amortization of net obligation at transition	-	-	-
Recognized net actuarial loss (gain)	-	-	-
Net periodic benefit cost	$223	$201	$180

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
(In thousands)	2015	2014	2013

Net gain/(loss)	$30	$(174)	$8
Prior service cost	-	-	-
Amortization of prior service cost	1	1	1
Net obligation at transition	-	-	-
Amortization of net obligation a transition	-	-	-
Total recognized	31	(173)	9

Less: Income tax effect	10	(59)	3
Net amount recognized in other comprehensive income (loss)	$21	$(114)	$6

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive (Income) Loss before Income Tax
(In thousands)
2015	2014	2013
$191	$373	$171

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table.

Weighted-Average Assumptions used in computing ending obligations as of December 31	2015	2014	2013

Discount rate used for net periodic benefit cost	3.75%	4.50%	4.00%
Discount rate used for disclosures	4.00%	3.75%	4.50%
Expected return on plan assets	NA	NA	NA
Rate of compensation increase	3.25%	3.25%	3.25%

Estimated future benefit payments which reflect expected future service, as appropriate, are as follows.

Payment Dates	Amount
For the 12 months ending:	(In thousands)
December 31, 2016	$100
December 31, 2017	99
December 31, 2018	141
December 31, 2019	145
December 31, 2020	178
Thereafter	836

During 2014, the Company also established a supplemental retirement plan for an additional executive. There was no expense for the plan during 2015.

401(k) Plan

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering employees who have completed three months of service and who are at least 18 years of age.  Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)).  The Company will make an annual matching contribution, equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants.   The Company's 401(k) expenses for the years ended December 31, 2015, 2014 and 2013 were $715,000, $640,000 and $662,000, respectively.

Deferred Compensation Plan

The Company also maintains a Director Deferred Compensation Plan ("Deferred Compensation Plan"). This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company's common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company's common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments.  There were no directors participating in the Deferred Compensation plan in 2015, 2014 and 2013.

The Company has a nonqualified deferred compensation program for a former key employee's retirement, in which the contribution expense is solely funded by the Company.  The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense amounted to $45,000, $36,000 and $34,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary.  These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  The Company has recorded in other assets $1.3 million,  $1.2 million and $1.2 million  representing cash surrender value of these policies, and recorded income of $32,000, $32,000 and $30,000  for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 8.	Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the "DRSPP") that allows participating shareholders to purchase additional shares of the Company's common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares if acquired directly from the Company as newly issued shares under the DRSPP.  No new shares were issued during 2015, 2014 and 2013. The Company had 236,529 shares available for issuance under the DRSPP at December 31, 2015.

Note 9.	Commitments and Contingent Liabilities

The Bank has entered into three banking facility leases of greater than one year.

The first lease was entered into on January 31, 1999. The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank's Sudley Road, Manassas branch. There have been three subsequent renewals. Rent for 2016 is expected to be $251,000.

The second lease is for the property in Haymarket, Virginia where the Bank opened its ninth full-service branch office in December 2009. The term of the lease is 20 years after the branch opening with two additional options for five years each. The projected rent for 2016 is $207,000, and will increase 3% annually.

The third lease is for the property in Bristow, Virginia where the Bank opened its tenth full-service branch office in July 2009. The lease will expire ten years after the branch opening with two additional options for five years each. The projected rent for 2016 is $207,000 and will increase 3% annually.

Total rent expense was $690,000, $712,000, and $634,000 for 2015, 2014, and 2013, respectively, and was included in occupancy expense.

The Bank has two data processing contractual obligations of greater than one year. The expense for the Bank's largest primary contractual obligation is for core data processing, and totaled $1.1 million, $1.2 million and $1.2 million for 2015, 2014 and 2013, respectively. In addition to core data processing, this contract provides for interchange processing where the expense is based on interchange volume. The interchange expense for 2015, 2014 and 2013 was $716,000, $828,000 and $740,000, respectively, but was offset by interchange income on the same transactions. The term of the current data processing obligation began in June 2014 and will end in December 2021, and is included in data processing expense in the Company's Consolidated Statement of Income.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term non-cancellable agreements:

(In thousands)	Amount
2016	$2,679
2017	2,727
2018	2,795
2019	2,746
2020	2,833
Thereafter	8,009
Total	$21,789

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances.  For the final weekly reporting period in the years ended December 31, 2015 and 2014, the aggregate amounts of daily average required balances were approximately $19.9 million and $21.8 million, respectively.

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate a material impact on its financial statements.

See Note 15 with respect to financial instruments with off-balance sheet risk.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

The components of the net deferred tax assets included in other assets at December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$1,978	$1,833
Securities available for sale	117	-
Impairment on securities	513	513
Interest on nonaccrual loans	813	267
Accrued vacation	125	117
SERP obligation	858	772
OREO	355	338
Accumulated depreciation	-	194
Interest rate swap	98	103
Net operating loss carryforward	168	-
Restricted stock	103	143
Other	352	151
	5,480	4,431
Deferred tax liabilities:
Securities available for sale	-	83
Accumulated depreciation	25	-
Other	6	4
	31	87
Net deferred tax assets	$5,449	$4,344

The Company has not recorded a valuation allowance for deferred tax assets as management feels it is more likely than not, that they will be ultimately realized.  Under the provisions of the Internal Revenue Code, the Company has $168,000 of net operating loss carryforwards which can be offset against future taxable income.  The carryforwards expire through December 31, 2035.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013

Current tax expense	$(232)	$1,599	$1,733
Deferred tax expense	(1,192)	(219)	(292)
	$(1,424)	$1,380	$1,441

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31, 2015 are summarized as follows:

(In thousands)	2015	2014	2013

Computed "expected" tax expense	$(692)	$2,103	$1,962
Decrease in income taxes resulting from:
Tax-exempt interest income	(407)	(388)	(304)
Other	(325)	(335)	(217)
	$(1,424)	$1,380	$1,441

Note 11.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	2015		2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,742,725	$(0.16)	3,728,316	$1.29	3,710,802	$1.17

Effect of dilutive securities, stock-based awards	-		18,931		17,084

Diluted earnings per share	3,742,725	$(0.16)	3,747,247	$1.28	3,727,886	$1.16

Due to the Company's net loss in 2015, all potential common stock outstanding are considered to be anti-dilutive.

Note 12.	Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company's Stock Incentive Plan (the "Plan"), which superseded and replaced the Omnibus Stock Ownership and Long-Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  The Company did not grant stock options during 2015, 2014 or 2013 and at December 31, 2015, there were none outstanding.

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

During 2015, 2014 and 2013, the Company granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the Plan: 10,227 shares, 10,570 shares and 12,470 shares of non-vested restricted stock to executive officers; and 3,458 shares, 4,050 shares and 5,712 shares of vested restricted stock to non-employee directors on February 19, 2015, February 20, 2014 and February 21, 2013, respectively.  Compensation expense for these non-vested shares amounted to $163,000, $151,000 and $147,000, net of forfeiture, for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $187,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's equity compensation plans.  This type of deferred compensation cost is recognized over a period of three years.  Compensation expense for non-employee director shares was $59,000 in 2015, and $64,000 in 2014 and  $68,000 in 2013 and was recognized at the date the shares were granted.

A summary of the status of the Company's non-vested restricted shares granted under the above-described plans is presented below:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1,	34,965		34,109		31,423

Granted	13,685	$17.20	14,620	$15.70	18,182	$11.91
Vested	(15,383)		(13,764)		(15,496)
Forfeited	-		-		-
Non-vested at December 31,	33,267		34,965		34,109

The Company granted performance-based stock rights relating to 10,227 shares, 10,570 shares and 12,470 shares to certain officers on February 19, 2015, February 20, 2014 and February 21, 2013, respectively, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.   The compensation expense for performance-based stock rights totaled $(148,000), $41,000 and $180,000 for the years ended December 31, 2015, 2014 and 2013, respectively. In the years ended December 31, 2015 and 2014, previously accrued compensation expense of $206,000 and $100,000, respectively, for performance-based stock rights was recovered because the predetermined metrics were not attained. As of December 31, 2015, there was no unrecognized compensation cost related to these stock rights.  This type of deferred compensation cost is recognized over a period of three years dependent upon management reaching the predetermined goals.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	2015		2014		2013
	Performance Based Stock Rights (Shares)	Weighted Average Fair Value at December 31	Performance Based Stock Rights (Shares)	Weighted Average Fair Value at December 31	Performance Based Stock Rights (Shares)	Weighted Average Fair Value at December 31
Non-vested at January 1,	35,141		34,109		31,423

Granted	10,227		10,746		12,470
Vested	-		(9,714)		-
Forfeited	(11,925)		-		(9,784)
Non-vested at December 31,	33,443	$14.74	35,141	$13.12	34,109	$12.65

Note 13.	Federal Home Loan Bank Advances and Other Borrowings

The Company's borrowings from the FHLB were $13.0 million at December 31, 2015 and $13.1 million at December 31, 2014.  At December 31, 2015, the interest rates on FHLB advances ranged from 2.82% to 2.06% and the weighted average interest rate was 2.46%. At December 31, 2014, the interest rates on FHLB advances ranged from 2.82% to 2.06% and the weighted average interest rate was 2.46%.

At December 31, 2015, the Bank had an available line of credit with the FHLB with a borrowing limit of approximately $177.7 million with advances of $13.0 million outstanding. The amount outstanding includes $3.0 million of amortizing balances that will mature with a balloon of $2.4 million in 2022.  FHLB advances and the available line of credit were secured by certain first and second lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank.  As of December 31, 2015, the book value of eligible loans totaled approximately $146.4 million.  At December 31, 2014, the advances were secured by similar loans totaling $212.9 million.  The amount of available credit is limited to 100% of the market value of qualifying collateral for one-to-four unit single-family residential loans, 79% to 94% for home equity loans and 70% for commercial real estate loans.  Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The contractual maturities of FHLB advances at December 31, 2015 are as follows:

(In thousands)
Due in 2016	$71
Due in 2017	5,076
Due in 2018	80
Due in 2019	85
Due in 2020	89
Thereafter	7,606
$13,007

As additional sources of liquidity, the Bank has available federal funds purchased lines of credit with seven different commercial banks totaling $56.0 million, and the Federal Reserve Bank of Richmond for $3.8 million.  At December 31, 2015, none of the available federal funds purchased lines of credit with various commercial banks were in use.

Note 14.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  As of December 31, 2015, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $3.8 million.

Note 15.	Financial Instruments With Off-Balance Sheet Risk

The Company is party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	2015	2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$66,698	$82,308
Standby letters of credit	2,516	3,349
	$69,214	$85,657

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

The Company formally assesses, both at the hedges' inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods.  The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period income in the consolidated statement of operations.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020.  Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70% repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $118,000, $121,000 and $119,000 for the years ended December 31, 2015, 2014 and  2013, respectively.  The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025.  The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates.   The interest expense on the interest rate swaps was $161,000, $107,000 and $108,000 in 2015, 2014 and 2013, respectively, and is recorded in loan interest income.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral posted for these hedges was $900,000 at December 31, 2015.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements for December 31, 2015 and 2014 are as follows:

(In thousands)	December 31, 2015
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date From	Expiration Date To
Interest rate swap	$4,000	$(289)	Other Liabilities		9/15/2020
Interest rate swap	973	2	Other Assets		9/26/2022
Interest rate swap	5,996	(46)	Other Liabilities	2/14/2022	4/9/2025

(In thousands)	December 31, 2015
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$10	Not applicable	$-

(In thousands)	December 31, 2015
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(112)

(In thousands)	December 31, 2014
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap	$4,000	$(304)	Other Liabilities	9/15/2020
Interest rate swap	1,000	16	Other Assets	9/16/2022
Interest rate swap	4,107	(129)	Other Liabilities	8/15/2021

(In thousands)	December 31, 2014
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(53)	Not applicable	$-

(In thousands)	December 31, 2014
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(58)

Note 17.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2012	$(361)	$(1,398)	$47	$(1,712)
Other comprehensive income before reclassifications	214	646	6	866
Amounts reclassified from accumulated other comprehensive (loss)	-	(95)	-	(95)
Net current-period other comprehensive income	214	551	6	771
Balance December 31, 2013	$(147)	$(847)	$53	$(941)

Other comprehensive income (loss) before reclassifications	(53)	1,009	(114)	842
Amounts reclassified from accumulated other comprehensive (loss)	-	(2)	-	(2)
Net current-period other comprehensive income (loss)	(53)	1,007	(114)	840
Balance December 31, 2014	$(200)	$160	$(61)	$(101)

Other comprehensive income (loss) before reclassifications	10	(386)	20	(356)
Amounts reclassified from accumulated other comprehensive (loss)	-	(3)	-	(3)
Net current-period other comprehensive income (loss)	10	(389)	20	(359)
Balance December 31, 2015	$(190)	$(229)	$(41)	$(460)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications Out of Accumulated Other Comprehensive Income

	For the Twelve Months Ended December 31,
(In thousands)	2015	2014	2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented.
Unrealized gains and losses on available-for-sale securities	$4	$3	$144	Gain on sale of securities
	4	3	144	Total income before income tax
	1	1	49	Income tax expense
	$3	$2	$95	Net of tax

Note 18.	Fair Value Measurement

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2015
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$45,792	$-	$45,792	$-
Obligations of states and political subdivisions	6,200	-	6,200	-
Corporate bonds	2,860	-	2,860	-
Mutual funds	372	372	-	-
Total available for sale securities	55,224	372	54,852	-

Interest rate swaps	2	-	2	-
Total assets at fair value	$55,226	$372	$54,854	$-

Liabilities at December 31, 2015
Interest rate swaps	$335	$-	$335	$-
Total liabilities at fair value	$335	$-	$335	$-

Assets at December 31, 2014
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$46,965	$-	$46,965	$-
Obligations of states and political subdivisions	6,914	-	6,914	-
Corporate bonds	3,161	-	3,161	-
Mutual funds	366	366	-	-
Total available for sale securities	57,406	366	57,040	-

Interest rate swaps	16	-	16	-
Total assets at fair value	$57,422	$366	$57,056	$-

Liabilities at December 31, 2014
Interest rate swaps	$433	$-	$433	$-
Total liabilities at fair value	$433	$-	$433	$-

Change in Level 3 Fair Value

There were no assets measured in level 3 at December 31, 2015 and 2014.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At December 31, 2015, the Company's Level 3 loans for which a reserve has been taken, consisted of one loan totaling $314,000 secured by real estate with reserves of $275,000 and one loan totaling $110,000 secured with business assets and inventory with reserves of $105,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.4 million at December 31, 2015 and $1.4 million at December 31, 2014.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis during the period:

	Carrying Value at December 31, 2015
(In thousands)	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$337	$-	$293	$44
Other real estate owned, net	1,356	-	1,356	-

	Carrying Value at December 31, 2014
(In thousands)	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Impaired loans, net	$3,158	$-	$3,109	$49
Other real estate owned, net	1,406	-	1,406	-

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2015 and 2014:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Impaired Loans	$44	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees.	90%
Total	$44

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2014
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Impaired Loans	$49	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees.	92%
Total	$49

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

Loans Receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (i.e., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at December 31, 2015
(In thousands)	Carrying Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2015
Assets
Cash and short-term investments	$53,215	$53,031	$-	$-	$53,031
Securities available for sale	55,224	372	54,852	-	55,224
Restricted investments	1,286	-	1,286	-	1,286
Net loans	442,669	-	443,724	44	443,768
Accrued interest receivable	1,462	-	1,462	-	1,462
Interest rate swaps	2	-	2	-	2
BOLI	12,511	-	12,511	-	12,511
Total Financial Assets	$566,369	$53,403	$513,837	$44	$567,284

Liabilities
Deposits	$524,294	$-	$524,094	$-	$524,094
Borrowings	13,007	-	13,081	-	13,081
Company obligated mandatorily
redeemable capital securities	4,124	-	4,185	-	4,185
Accrued interest payable	108	-	108	-	108
Interest rate swaps	335	-	335	-	335
Total Financial Liabilities	$541,868	$-	$541,803	$-	$541,803

	Fair Value Measurements at December 31, 2014
(In thousands)	Carrying Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014
Assets
Cash and short-term investments	$64,376	$64,441	$-	$-	$64,441
Securities available for sale	57,406	366	57,040	-	57,406
Restricted investments	1,294	-	1,294	-	1,294
Net loans	435,070	-	434,356	49	434,405
Accrued interest receivable	1,473	-	1,473	-	1,473
Interest rate swaps	16	-	16	-	16
BOLI	12,458	-	12,458	-	12,458
Total Financial Assets	$572,093	$64,807	$506,637	$49	$571,493

Liabilities
Deposits	$525,215	$-	$525,636	$-	$525,636
Borrowings	13,075	-	13,182	-	13,182
Company obligated mandatorily redeemable capital securities	4,124	-	4,117	-	4,117
Accrued interest payable	185	-	185	-	185
Interest rate swaps	433	-	433	-	433
Total Financial Liabilities	$543,032	$-	$543,553	$-	$543,553

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

Note 19.	Other Operating Expenses

The principal components of "Other operating expenses" in the Consolidated Statements of Income are:

(In thousands)	2015	2014	2013
Postage and courier expenses	$171	$176	$170
Paper and supplies	156	169	161
Taxes, other than income taxes	363	336	311
Charge-offs, other than loan charge-offs	400	318	353
Telephone	331	322	306
Directors' compensation	218	237	180
Managed service agreements	437	436	388
Other (no items exceed 1% of total revenue)	1,092	1,048	1,073
	$3,168	$3,042	$2,942

Directors' compensation is allocated and expensed separately at both the Bank and at the parent company. The above year to year comparisons of directors' compensation are on a consolidated basis.

Note 20.	Concentration Risk

The Company maintains its cash accounts in several correspondent banks.  The total amount of cash on deposit in those banks exceeded the federally insured limits by $0 and $22,000 at December 31, 2015 and 2014, respectively.

Note 21.	Capital Requirements

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve's Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital.  The Bank continues to be subject to various capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In July 2013, the Federal Reserve issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements.

On January 1, 2015, the Bank applied changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking regulators (the Basel III Final Rule).  The regulatory risk-based capital amounts presented above for December 31, 2015 include:  (1) common equity tier 1 capital ("CET1") which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred taxes; (2) Tier 1 capital which consists principally of CET1 plus the Bank's "grandfathered" trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses.  In addition, the Bank has made the one-time irrevocable election to continue treating accumulated other comprehensive income ("AOCI") under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  The table above also reflects the minimum regulatory and certain prompt corrective action capitals that began on January 1, 2015.

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

Quantitative measures in effect during 2014 established by regulation to ensure capital adequacy required the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which they are subject to as of December 31, 2015.

As of December 31, 2015, the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the following table. No amount was deducted from capital for interest-rate risk.

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:

Total capital (to risk weighted assets):	$59,162	12.5%	$37,781	8.0%	$47,227	10.0%

Common equity tier 1 capital (to risk weighted assets	$54,969	11.6%	$18,891	4.5%	$37,781	6.5%

Tier 1 capital (to risk weighted assets):	$54,969	11.6%	$18,891	6.0%	$37,781	8.0%

Tier 1 capital (to average assets):	$54,969	9.1%	$24,093	4.0%	$30,116	5.0%

As of December 31, 2014:

Total capital (to risk weighted assets):	$62,242	14.8%	$33,578	8.0%	$41,972	10.0%

Tier 1 capital (to risk weighted assets):	$56,994	13.6%	$16,789	4.0%	$25,183	6.0%

Tier 1 capital (to average assets):	$56,994	9.5%	$24,037	4.0%	$30,047	5.0%

Note 22.	Company-Obligated Mandatorily Redeemable Capital Securities

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering (Trust II). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly.  Total capital securities at December 31, 2015 and December 31, 2014 amounted to $4,124,000 on each date. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 23.	Parent Corporation Only Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Balance Sheets

(In thousands)	December 31,
Assets	2015	2014
Cash on deposit with subsidiary bank	$718	$667
Interest-bearing deposits at other banks	1,450	1,650
Investment in subsidiaries, at cost, plus equity in undistributed net income	54,699	57,093
Other assets	252	432
Total assets	$57,119	$59,842

Liabilities and Shareholders' Equity
Company-obligated mandatorily redeemable capital securities	$4,124	$4,124
Other liabilities	362	561
Total liabilities	4,486	4,685
Shareholders' Equity
Common stock	11,616	11,568
Retained earnings, which are substantially distributed earnings of subsidiaries	41,477	43,690
Accumulated other comprehensive income (loss)	(460)	(101)
Total shareholders' equity	52,633	55,157

Total liabilities and shareholders' equity	$57,119	$59,842

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Operations
For Each of the Three Years Ended December 31, 2015

(In thousands)	2015	2014	2013
Income
Interest income	$9	$14	$18
Dividends from subsidiaries	1,797	1,791	2,282
Total interest and dividend income	1,806	1,805	2,300

Expenses
Interest expense	199	199	199
Legal and professional fees	107	42	139
Directors' fees	141	157	133
Miscellaneous	143	140	122
Total expense	590	538	593

Income before income tax benefits and equity in undistributed net income of subsidiaries	1,216	1,267	1,707

Income tax benefit	(198)	(178)	(157)

Income before equity in undistributed net income of subsidiaries	1,414	1,445	1,864

Equity in undistributed (distributed) net income of subsidiaries	(2,026)	3,361	2,467
Net income (loss)	$(612)	$4,806	$4,331

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2015

(In thousands)	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(612)	$4,806	$4,331
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed (distributed) earnings of subsidiaries	2,026	(3,361)	(2,467)
Tax effect of restricted stock awards	22	7	(56)
Issuance of common stock	60	104	68
Amortization of unearned compensation	28	190	147
(Increase) decrease in other assets	175	(1)	30
(Decrease) in other liabilities	136	(90)	(4)
Net cash provided by operating activities	1,835	1,655	2,049

Cash Flows from Financing Activities
Cash dividends paid	(1,984)	(1,791)	(1,782)
Net cash (used in) financing activities	(1,984)	(1,791)	(1,782)

Increase (decrease) in cash and cash equivalents	(149)	(136)	267

Cash and Cash Equivalents
Beginning	2,317	2,453	2,186

Ending	$2,168	$2,317	$2,453

Note 24.          Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through six limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects.  The Company exerts no control over the operating or financial policies of the partnerships.  Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2032.  The Company accounts for the affordable housing investments using the equity method and has recorded $4.3 million in other assets at December 31, 2015. The Company has also recorded $2.7 million in other liabilities related to capital calls through 2019. The related federal tax credits and other tax benefits for the years ended December 31, 2015 and 2014 were $502,000 and $404,000,  respectively, and were included in income tax expense in the Consolidated Statements of Income.  There were $482,000 in flow-through losses recognized during the year ended December 31, 2015 and $180,000 in the year ended December 31, 2014.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended December 31, 2015.

There have been no material changes to the quantitative and qualitative disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of December 31, 2015, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2015, based on the 2013 framework criteria.

No changes were made in Management's internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, Management's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company required by this item is contained in the Company's definitive proxy statement for the 2016 annual meeting of shareholders to be held on May 17, 2016 (the "2016 proxy statement") under the captions "Election of Four Class II Directors and One Class III Director," "Meetings and Committees of the Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. Please see Exhibit 14 in the exhibit list contained in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive and director compensation is contained in the Company's 2016 proxy statement under the captions "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in the Company's 2016 proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	33,443	(1)	$14.74	184,765	(2)

Equity compensation plans not approved by security holders	-			-

Total	33,443		$14.74	184,765

(1)	Consists of shares underlying performance-based stock rights that were granted under the Stock Incentive Plan approved by security holders on May 19, 2009.

(2)	Consists of 350,000 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Stock Incentive Plan approved by security holders on May 19, 2009.

For additional information concerning the material features of the Company's equity compensation plans please see Note 12 of our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Company's 2016 proxy statement under the captions "Meetings and Committees of the Board of Directors" and "Related Party Transactions," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Company's 2016 proxy statement under the captions "Principal Accountant Fees" and "Pre-Approval Policies," and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) -Financial Statements

The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2015 and December 31, 2014
Consolidated Statements of Operations - Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Shareholders' Equity -Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements -Years ended December 31, 2015, 2014, and 2013

(a)	(2) -Financial Statement Schedules

All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

(a)	(3) -Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed February 22, 2016.

10.1
Fauquier Bankshares, Inc. Omnibus Stock Ownership and Long-Term Incentive Plan, as amended and restated effective January 1, 2000, incorporated by reference to Exhibit 4.B to Form S-8 filed October 15, 2002.

10.1.1	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.2	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.3	Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 99.0 to Form S-8 filed August 21, 2009.

10.3.1	Form of Incentive Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 15, 2010.

10.3.2	Form of Nonstatutory Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 15, 2010.

10.3.3	Form of Restricted Stock Award Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 15, 2010.

10.4	Change of Control Agreement, dated November 27, 2000, between Fauquier Bankshares, Inc. and Eric P. Graap, incorporated by reference to Exhibit 10.8 to Form 10-K filed March 25, 2003.

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

101.00
The following materials from the Company's 10-K Report for the period ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the  Consolidated Statements of Cash Flows and (vi) the Notes to the  Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Randy K. Ferrell
Randy K. Ferrell
President & Chief Executive Officer
Dated:  March 18, 2016

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated: March 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	March 18, 2016
John B. Adams, Jr.

/s/ Randy K. Ferrell	Chief Executive Officer, Director	March 18, 2016
Randy K. Ferrell	(principal executive officer)

/s/ Marc J. Bogan	President, Director	March 18, 2016
Marc J. Brogan

/s/ Eric P. Graap	Executive Vice President, Chief Financial Officer, Director	March 18, 2016
Eric P. Graap	(principal financial and accounting officer)

/s/ Donna D. Flory	Director	March 18, 2016
Donna D. Flory

/s/ Randolph D. Frostick	Director	March 18, 2016
Randolph D. Frostick

/s/ Jay B. Keyser	Director	March 18, 2016
Jay B. Keyser

/s/ Randolph T. Minter	Vice Chairman, Director	March 18, 2016
Randolph T. Minter

/s/ Brian S. Montgomery	Director	March 18, 2016
Brian S. Montgomery

/s/ P. Kurt Rodgers	Director	March 18, 2016
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 18, 2016
Sterling T. Strange III