Form 10-Q
period 2016-03-31
FAUQUIER BANKSHARES, INC.
filed 2016-05-13
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

The registrant had 3,756,362 shares of common stock outstanding as of May 5, 2016.

FAUQUIER BANKSHARES, INC.
INDEX

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,953	$5,235
Interest-bearing deposits in other banks	50,716	47,971
Federal funds sold	8	9
Securities available for sale	53,049	55,224
Restricted investments	1,282	1,286
Loans	449,464	446,862
Allowance for loan losses	(4,376)	(4,193)
Net loans	445,088	442,669
Bank premises and equipment, net	20,221	20,461
Accrued interest receivable	1,455	1,462
Other real estate owned, net of allowance	1,356	1,356
Bank-owned life insurance	12,603	12,511
Other assets	13,195	13,216
Total assets	$603,926	$601,400

Liabilities
Deposits:
Noninterest-bearing	$95,173	$97,015
Interest-bearing:
Checking	226,614	223,154
Savings and money market accounts	140,350	140,173
Time deposits	63,992	63,952
Total interest-bearing	430,956	427,279
Total deposits	526,129	524,294

Federal Home Loan Bank advances	12,989	13,007
Junior subordinated debt	4,124	4,124
Other liabilities	7,626	7,342
Total liabilities	550,868	548,767

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2016: 3,761,438 shares including 33,137 non-vested shares; 2015: 3,744,562 shares including 33,267 non-vested shares	11,670	11,616
Retained earnings	41,688	41,477
Accumulated other comprehensive (loss), net	(300)	(460)
Total shareholders' equity	53,058	52,633
Total liabilities and shareholders' equity	$603,926	$601,400

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015

(In thousands, except per share data)	2016	2015
Interest Income
Interest and fees on loans	$4,867	$4,962
Interest and dividends on securities available for sale:
Taxable interest income	251	295
Interest income exempt from federal income taxes	53	57
Dividends	25	21
Interest on deposits in other banks	61	38
Total interest income	5,257	5,373

Interest Expense
Interest on deposits	309	431
Interest on Federal Home Loan Bank advances	81	80
Distribution on capital securities of subsidiary trusts	50	49
Total interest expense	440	560

Net interest income	4,817	4,813

Provision for loan losses	200	-

Net interest income after provision for loan losses	4,617	4,813

Other Income
Trust and estate income	347	458
Brokerage income	71	80
Service charges on deposit accounts	527	530
Other service charges, commissions and income	441	208
Total other income	1,386	1,276

Other Expenses
Salaries and benefits	2,633	2,623
Occupancy expense of premises	603	601
Furniture and equipment	408	346
Marketing expense	132	116
Legal, audit and consulting expense	282	272
Data processing expense	313	330
Federal Deposit Insurance Corporation expense	166	94
Loss on sale, impairment and expense of other real estate owned, net	1	-
Other operating expenses	798	833
Total other expenses	5,336	5,215

Income before income taxes	667	874

Income tax expense	61	131

Net Income	$606	$743

Earnings per Share, basic	$0.16	$0.20

Earnings per Share, assuming dilution	$0.16	$0.20

Dividends per Share	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015

(In thousands)	2016	2015
Net Income	$606	$743
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $29 in 2016 and $16 in 2015	(56)	(31)
Change in fair value of securities available for sale net of tax effect of $(111) in 2016 and $(87) in 2015	216	169
Total other comprehensive income, net of tax of $(82) in 2016 and $(71) in 2015	160	138
Comprehensive Income	$766	$881

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	$11,568	$43,690	$(101)	$55,157
Net income		743		743
Other comprehensive income net of tax effect of $(71)			138	138
Cash dividends ($0.12 per share)		(450)		(450)
Amortization of unearned compensation, restricted stock awards		40		40
Issuance of common stock - non-vested shares (11,925 shares)	37	(37)		-
Issuance of common stock - vested shares (3,458 shares)	11	49		60
Balance, March 31, 2015	$11,616	$44,035	$37	$55,688

Balance, December 31, 2015	$11,616	$41,477	$(460)	$52,633
Net income		606		606
Other comprehensive income net of tax effect of $(82)			160	160
Cash dividends ($0.12 per share)		(451)		(451)
Amortization of unearned compensation, restricted stock awards		42		42
Issuance of common stock - non-vested shares (12,470 shares)	40	(40)		-
Issuance of common stock - vested shares (4,536 shares)	14	54		68
Balance, March 31, 2016	$11,670	$41,688	$(300)	$53,058

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$606	$743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	362	354
Provision for loan losses	200	-
Loss on interest rate swaps	-	12
Amortization of security premiums, net	19	17
Amortization of unearned compensation, net of forfeiture	48	72
Issuance of vested restricted stock	68	60
Changes in assets and liabilities:
(Increase) decrease in other assets	(147)	126
(Decrease) in other liabilities	(12)	(565)
Net cash provided by operating activities	1,144	819

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	4,542	1,896
Purchase of securities available for sale	(2,059)	(2)
Purchase of premises and equipment	(122)	(203)
Redemptions restricted securities	4	8
Net (increase) in loans	(2,413)	(4,115)
Net cash (used in) investing activities	(48)	(2,416)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	1,795	18
Net increase (decrease) in certificates of deposit	40	(9,076)
(Decrease) in FHLB advances	(18)	(17)
Cash dividends paid on common stock	(451)	(450)
Net cash provided by (used in) financing activities	1,366	(9,525)

Increase (Decrease) in cash and cash equivalents	2,462	(11,122)

Cash and Cash Equivalents
Beginning	53,215	64,376

Ending	$55,677	$53,254

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$437	$583
Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale, net of tax	$216	$169
Unrealized (loss) on interest rate swap, net of tax	$(56)	$(31)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiary, The Fauquier Bank ("the Bank"), and the Bank's wholly-owned subsidiary, Fauquier Bank Services, Inc. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2016 and December 31, 2015 and the results of operations for the three months ended March 31, 2016 and 2015. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full year or any other interim period.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern."  This update is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period.  If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) Require equity investments (expect those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Require separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-03, "Intangibles-Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810) and Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance."  The amendments to this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently assessing the impact that ASU 2016-03 will have on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting." The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (1) income tax consequences; (2) classification of awards as either equity or liabilities; and (3) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	March 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Obligations of U.S. Government corporations and agencies	$43,084	$586	$(46)	$43,624
Obligations of states and political subdivisions	5,922	261	-	6,183
Corporate bonds	3,689	-	(826)	2,863
Mutual funds	372	7	-	379
	$53,067	$854	$(872)	$53,049

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Obligations of U.S. Government corporations and agencies	$45,605	$352	$(165)	$45,792
Obligations of states and political subdivisions	5,924	276	-	6,200
Corporate bonds	3,671	-	(811)	2,860
Mutual funds	370	2	-	372
	$55,570	$630	$(976)	$55,224

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2016
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,412	$2,424
Due after one year through five years	8,565	8,712
Due after five years through ten years	6,598	6,840
Due after ten years	35,120	34,694
Equity securities	372	379
	$53,067	$53,049

There were no impairment losses on securities during the three months ended March 31, 2016 and 2015.

During the three months ended March 31, 2016, no securities were sold, and one security totaling $3.0 million was called. Over the same period, one security totaling $2.1 million was purchased. During the three months ended March 31, 2015, no securities were sold, called, matured or purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$6,510	$(8)	$2,451	$(38)	$8,961	$(46)
Corporate bonds	553	(70)	2,310	(756)	2,863	(826)
Total temporary impaired securities	$7,063	$(78)	$4,761	$(794)	$11,824	$(872)
(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$14,357	$(76)	$3,645	$(89)	$18,002	$(165)
Corporate bonds	560	(58)	2,531	(753)	3,091	(811)
Total temporary impaired securities	$14,917	$(134)	$6,176	$(842)	$21,093	$(976)

The nature of securities which were temporarily impaired at March 31, 2016 consisted of three corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI")  totaling $3.7 million and a temporary loss of approximately $826,000. The value of these corporate bonds is based on quoted market prices for similar assets. They are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 58 different financial institutions per bond. They have an estimated maturity of 18 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all the bonds. The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate ("LIBOR"). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of March 31, 2016. The bonds, totaling $2.9 million at fair value, are projected to repay the full outstanding interest and principal and are now classified as performing corporate bond investments. During the three months ended March 31, 2016, $27,000 of interest income was recorded.

Additional information regarding each of the pooled trust preferred securities as of March 31, 2016 follows:

(Dollars in thousands)
Cost, net of OTTI loss	Fair Value(1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss (Income), net of tax benefit

$1,658	$1,140	79.1%	3.8%	17.1%	$299	$342
1,408	1,170	80.3%	9.1%	10.6%	592	157
623	553	82.2%	8.1%	9.7%	377	47
$3,689	$2,863				$1,268	$546

(1)	Current Moody's Ratings range from B2 to Caa3.

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2015	$1,360
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(92)
Ending balance as of March 31, 2016	$1,268

The carrying value of securities pledged to secure deposits and for other purposes amounted to $44.5 million and $44.5 million at March 31, 2016 and December 31, 2015, respectively.

Note 3. Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Three Months Ended March 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Charge-offs	-	-	-	(10)	(10)	-	-	-	(20)
Recoveries	1	-	-	1	-	-	1	-	3
Provision	(2)	55	15	13	(1)	10	(10)	120	200
Ending balance at 3/31/2016	$525	$1,217	$939	$17	$106	$896	$347	$329	$4,376

Ending balances individually evaluated for impairment	$126	$-	$296	$-	$-	$-	$-	$-	$422

Ending balances collectively evaluated for impairment	$399	$1,217	$643	$17	$106	$896	$347	$329	$3,954

Loans Receivable
Individually evaluated for impairment	$242	$2,872	$3,508	$-	$-	$416	$70		$7,108
Collectively evaluated for impairment	25,603	156,199	46,483	2,988	14,854	152,824	43,405		442,356
Ending balance at 3/31/2016	$25,845	$159,071	$49,991	$2,988	$14,854	$153,240	$43,475		$449,464

	As of and for the Year Ended December 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391
Charge-offs	(8,525)	(568)	(17)	(10)	(50)	(167)	(50)	-	(9,387)
Recoveries	102	-	-	14	-	52	21	-	189
Provision	8,433	(213)	242	(28)	95	(423)	89	(195)	8,000
Ending balance at 12/31/2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193

Ending balances individually evaluated for impairment	$111	$-	$296	$-	$-	$-	$-	$-	$407

Ending balances collectively evaluated for impairment	$415	$1,162	$628	$13	$117	$886	$356	$209	$3,786

Loans Receivable
Individually evaluated for impairment	$217	$2,896	$3,515	$-	$-	$419	$70		$7,117
Collectively evaluated for impairment	23,488	157,140	46,340	3,160	15,518	150,156	43,943		439,745
Ending balance at 12/31/2015	$23,705	$160,036	$49,855	$3,160	$15,518	$150,575	$44,013		$446,862

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

Credit Quality Indicators

	As of March 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$23,098	$147,221	$38,045	$2,985	$14,854	$144,136	$39,976	$410,315
Special mention	835	6,933	7,524	3	-	2,243	789	18,327
Substandard	1,912	4,917	4,422	-	-	6,861	2,710	20,822
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$25,845	$159,071	$49,991	$2,988	$14,854	$153,240	$43,475	$449,464

	As of December 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,657	$148,409	$38,105	$3,157	$15,518	$141,428	$40,351	$407,625
Special mention	1,120	6,678	7,542	3	-	2,318	854	18,515
Substandard	1,928	4,949	4,208	-	-	6,773	2,808	20,666
Doubtful	-	-	-	-	-	56	-	56
Loss	-	-	-	-	-	-	-	-
Total	$23,705	$160,036	$49,855	$3,160	$15,518	$150,575	$44,013	$446,862

Age Analysis of Past Due Loans Receivable

	As of March 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$224	$103	$81	$408	$25,437	$25,845	$-	$187
Commercial real estate	-	901	-	901	158,170	159,071	-	-
Construction and land	436	346	1,462	2,244	47,747	49,991	-	1,462
Consumer	9	8	-	17	2,971	2,988	-	-
Student (U.S. Government guaranteed)	942	343	2,241	3,526	11,328	14,854	2,241	-
Residential real estate	688	291	227	1,206	152,034	153,240	-	227
Home equity line of credit	359	-	-	359	43,116	43,475	-	-
Total	$2,658	$1,992	$4,011	$8,661	$440,803	$449,464	$2,241	$1,876

	As of December 31, 2015
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$235	$-	$-	$235	$23,470	$23,705	$-	$110
Commercial real estate	-	296	-	296	159,740	160,036	-	-
Construction and land	599	-	1,462	2,061	47,794	49,855	-	1,512
Consumer	-	26	-	26	3,134	3,160	-	-
Student (U.S. Government guaranteed)	1,331	987	2,814	5,132	10,386	15,518	2,814	-
Residential real estate	887	90	228	1,205	149,370	150,575	-	227
Home equity line of credit	291	-	-	291	43,722	44,013	-	-
Total	$3,343	$1,399	$4,504	$9,246	$437,616	$446,862	$2,814	$1,849

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012. The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. At March 31, 2016, $2.2 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	March 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Commercial real estate	2,872	2,872	-	2,884	36
Construction and land	1,660	1,660	-	1,660	6
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	416	416	-	418	4
Home equity line of credit	70	70	-	70	2
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$242	$257	$126	$254	$1
Commercial real estate	-	-	-	-	-
Construction and land	1,848	1,848	296	1,851	16
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$242	$257	$126	$254	$1
Commercial real estate	2,872	2,872	-	2,884	36
Construction and land	3,508	3,508	296	3,511	22
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	416	416	-	418	4
Home equity line of credit	70	70	-	70	2
Consumer	-	-	-	-	-
Total	$7,108	$7,123	$422	$7,137	$65

	December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Commercial real estate	2,896	2,896	-	3,205	49
Construction and land	2,988	2,988	-	3,027	88
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	419	419	-	428	18
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$217	$230	$111	$234	$5
Commercial real estate	-	-	-	-	-
Construction and land	527	527	296	531	13
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$217	$230	$111	$234	$5
Commercial real estate	2,896	2,896	-	3,205	49
Construction and land	3,515	3,515	296	3,558	101
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	419	419	-	428	18
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Total	$7,117	$7,130	$407	$7,495	$176

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

At March 31, 2016, there were $4.0 million of commercial loans classified as substandard which were deemed not to be impaired because borrowers continue to abide by the terms of their original loan agreements and are substandard based on their industry or changes in their cash flow that have not yet resulted in past dues. Impaired loans totaled $7.1 million at March 31, 2016 and December 31, 2015. Approximately $6.9 million of loans classified as impaired at March 31, 2016 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

There were no loans modified in a troubled debt restructuring ("TDRs") and defaults on TDRs occurring within 12 months of modification during the three months ended March 31, 2016 and 2015. At March 31, 2016, 12 TDRs, totaling $7.0 million, remain in the portfolio. Eight of the loans, totaling $5.5 million, were on accrual status and performing in accordance with the modified terms. The remaining four loans, totaling $1.6 million, remained in nonaccrual status due to irregular payments. Appropriate specific reserves have been established. Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

At March 31, 2016, the Company had no foreclosed residential real estate property in its possession. There were two residential real estate properties with a total carrying value of $242,000 that were in the process of foreclosure.

 Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Non-accrual loans	$1,876	$1,849	$1,593
Other real estate owned	1,356	1,356	1,406
Total non-performing assets	3,232	3,205	2,999
Restructured loans still accruing	5,459	5,495	7,402
Student loans (U.S. Government guaranteed) past due 90 days or more and still accruing	2,241	2,814	2,721
Loans past due 90 or more days and still accruing	-	-	2
Total non-performing and other risk assets	$10,932	$11,514	$13,124

Allowance for loan losses to total loans	0.97%	0.94%	1.21%
Non-accrual loans to total loans	0.42%	0.41%	0.36%
Allowance for loan losses to non-accrual loans	233.26%	226.77%	338.10%
Total non-accrual loans and restructured loans still accruing to total loans	1.63%	1.64%	2.02%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	59.66%	57.09%	59.88%
Total non-performing assets to total assets	0.54%	0.53%	0.50%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4. Junior Subordinated Debt

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly.  Total capital securities at March 31, 2016 and December 31, 2015 were $4,124,000. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 5. Derivative Instruments and Hedging Activities

Accounting principles generally accepted in the United States ("GAAP") requires that all derivatives be recognized in the Consolidated Financial Statements at their fair values. On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities, as a cash flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income. For a derivative treated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings in interest income. The Company uses interest rate swaps to reduce interest rate risks and to manage net interest income.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three plus 1.70%, repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036, and pays interest expense monthly at the fixed rate of 4.91%. The interest expense on the interest rate swap was $27,000 and $30,000 for each of the three months ended March 31, 2016 and 2015, respectively. The swap is designated as a cash flow hedge and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2020 and 2025. The Company receives interest monthly at the rate equivalent to one month LIBOR, plus a spread repricing on the same date as the loans, and pays interest at fixed rates. The interest expense on the interest rate swaps was $25,000 and $32,000 for the three months ended March 31, 2016 and 2015, respectively. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $1.1 million at March 31, 2016. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements for March 31, 2016 and December 31, 2015 are as follows:

(In thousands)	March 31, 2016
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Dates From	Expiration Dates To
Interest rate swap-cash flow	$4,000	$(375)	Other Liabilities	-	9/15/2020
Interest rate swaps-fair value	6,925	(250)	Other Liabilities	9/26/2022	4/9/2025

	March 31, 2016
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(56)	Not applicable	$-

(In thousands)	March 31, 2016
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$-

(In thousands)	December 31, 2015
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date From	Expiration Dates To
Interest rate swap-cash flow	$4,000	$(289)	Other Liabilities	-	9/15/2020
Interest rate swaps-fair value	973	2	Other Assets	-	9/26/2022
Interest rate swap-fair value	5,996	(46)	Other Liabilities	2/14/2022	4/9/2025

	December 31, 2015
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$10	Not applicable	$-

(In thousands)	December 31, 2015
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest Income	$(112)

Note 6. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,750,937	$0.16	3,737,111	$0.20
Effect of dilutive securities, stock-based awards	12,651		14,111
Diluted earnings per share	3,763,588	$0.16	3,751,222	$0.20

Non-vested restricted shares have voting rights and receive non-forfeitable dividends during the vesting period; therefore, they are included in calculating basic earnings per share. The portion of non-vested performance-based stock awards that are expected to vest, but have not yet been awarded are included in the diluted earnings per share.

Note 7. Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company's Stock Incentive Plan (the "Plan"), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock. The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019. The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock. The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met. The Company did not grant stock options during the three months ended March 31, 2016 and 2015; there were no options outstanding at March 31, 2016.

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

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the Plan: 12,340 shares and 10,227 shares of non-vested restricted stock to executive officers, and 4,536 shares and 3,458 shares of vested restricted stock to non-employee directors on February 18, 2016 and February 19, 2015, respectively. The compensation expense for these non-vested shares is recognized over a period of three years, and was $42,000 and $40,000, net of forfeiture, for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $333,000 of total unrecognized compensation cost related to these non-vested shares, which will be recorded in conjunction with the vesting periods over the remaining 33 months. Compensation expense for the non-employee directors is recognized at the date the shares are granted and during the three months ended March 31, 2016 and 2015, $68,000 and $60,000 was recognized, respectively.

A summary of the status of the Company's non-vested restricted shares granted under the Plan is presented below:

	Three Months Ended March 31, 2016
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2016	33,267	$14.74

Granted	16,876	15.12
Vested	(17,006)	12.73
Forfeited	-
Non-vested at March 31, 2016	33,137	$15.60

The Company granted performance-based stock rights relating to 12,049 and 10,227 shares to certain officers on February 18, 2016 and February 19, 2015, under the Plan. The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes. The performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded. Until vesting, the shares are not issued and not included in shares outstanding. The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks. The compensation expense for performance-based stock rights totaled $7,000 and $32,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $133,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Three Months Ended March 31, 2016
	Performance Based Stock Rights (Shares)	Weighted Average Fair Value

Non-vested at January 1, 2016	33,443	$14.74

Granted	12,049	15.17
Vested	-
Forfeited	(12,470)	11.91
Non-vested at March 31, 2016	33,022	$15.97

Note 8. Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering all employees who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants. The Company's 401(k) expenses for the three months ended March 31, 2016 and 2015 were $184,000 and $164,000, respectively.

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

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. For the three months ended March 31, 2016 and 2015, deferred compensation expense was $9,000 and $8,000, respectively.

Concurrent with the establishment of the deferred compensation plan for the former employee, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the plan. Income on these life insurance policies amounted to $8,000 for each of the three months ended March 31, 2016 and 2015. The Company has recorded $1.3 million in cash surrender value of these policies at both March 31, 2016 and December 31, 2015 which is included in Bank Owned Life Insurance line item of the Consolidated Balance Sheet.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2016:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$43,624	$-	$43,624	$-
Obligations of states and political subdivisions	6,183	-	6,183	-
Corporate bonds	2,863	-	2,863	-
Mutual funds	379	379	-	-
Total available for sale securities	53,049	379	52,670	-

Total assets at fair value	$53,049	$379	$52,670	$-

Liabilities at March 31, 2016:
Interest rate swaps	$625	$-	$625	$-
Total liabilities at fair value	$625	$-	$625	$-

Assets at December 31, 2015:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$45,792	$-	$45,792	$-
Obligations of states and political subdivisions	6,200	-	6,200	-
Corporate bonds	2,860	-	2,860	-
Mutual funds	372	372	-	-
Total available for sale securities	55,224	372	54,852	-

Interest rate swaps	2	-	2	-
Total assets at fair value	$55,226	$372	$54,854	$-

Liabilities at December 31, 2015:
Interest rate swaps	$335	$-	$335	$-
Total liabilities at fair value	$335	$-	$335	$-

There were no Level 3 assets measured at estimated fair value on a recurring basis as of March 31, 2016 or December 31, 2015.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with an impaired loan can be based on either the observable market price of the loan or the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At March 31, 2016, the Company's Level 3 loans for which a reserve has been established, consisted of three loans totaling $187,000 secured by business assets and inventory with a reserve of $123,000, and one loan totaling $314,000 secured by real estate with a reserve of $275,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.4 million at March 31, 2016 and December 31, 2015.

The following table summarizes the Company's financial assets that were measured at fair value at March 31, 2016 and December 31, 2015.

	Carrying Value at March 31, 2016
(In thousands)	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$1,668	$-	$1,565	$103
Other real estate owned, net	1,356	-	1,356	-

	Carrying Value at December 31, 2015
(In thousands)	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$337	$-	$293	$44
Other real estate owned, net	1,356	-	1,356	-

The following table displays quantitative information about Level 3 Fair Value Measurements at March 31, 2016 and December 31, 2015.

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2016
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Impaired loans	$103	Appraised values	Age of appraisal, current market conditions, and experience within local markets	79%
Total	$103

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Impaired loans	$44	Appraised values	Age of appraisal, current market conditions, experience within local markets, and U.S. Government guarantees.	90%
Total	$44

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at March 31, 2016
(In thousands)	Carrying Value as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of March 31, 2016
Assets
Cash and short-term investments	$55,677	$55,821	$-	$-	$55,821
Securities available for sale	53,049	379	52,670	-	53,049
Restricted investments	1,282	-	1,282	-	1,282
Net loans	445,088	-	447,051	103	447,154
Accrued interest receivable	1,455	-	1,455	-	1,455
BOLI	12,603	-	12,603	-	12,603
Total financial assets	$569,154	$56,200	$515,061	$103	$571,364

Liabilities
Deposits	$526,129	$-	$526,423	$-	$526,423
Borrowings	12,989	-	13,239	-	13,239
Junior subordinated debt	4,124	-	4,353	-	4,353
Accrued interest payable	111	-	111	-	111
Interest rate swaps	625	-	625	-	625
Total financial liabilities	$543,978	$-	$544,751	$-	$544,751

	Fair Value Measurements at December 31, 2015
(In thousands)	Carrying Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2015
Assets
Cash and short-term investments	$53,215	$53,031	$-	$-	$53,031
Securities available for sale	55,224	372	54,852	-	55,224
Restricted investments	1,286	-	1,286	-	1,286
Net loans	442,669	-	443,724	44	443,768
Accrued interest receivable	1,462	-	1,462	-	1,462
Interest rate swaps	2	-	2	-	2
BOLI	12,511	-	12,511	-	12,511
Total financial assets	$566,369	$53,403	$513,837	$44	$567,284

Liabilities
Deposits	$524,294	$-	$524,094	$-	$524,094
Borrowings	13,007	-	13,081	-	13,081
Junior subordinated debt	4,124	-	4,185	-	4,185
Accrued interest payable	108	-	108	-	108
Interest rate swaps	335	-	335	-	335
Total financial liabilities	$541,868	$-	$541,803	$-	$541,803

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

At March 31, 2016 and December 31, 2015, the fair values of loan commitments and standby letters of credit were deemed immaterial.

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

Note 10.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available for Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2015	$(190)	$(229)	$(41)	$(460)
Other comprehensive income (loss) before reclassifications	(56)	216	-	160
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	(56)	216	-	160
Balance March 31, 2016	$(246)	$(13)	$(41)	$(300)

Balance December 31, 2014	$(200)	$160	$(61)	$(101)
Other comprehensive income (loss) before reclassifications	(31)	169	-	138
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	(31)	169	-	138
Balance March 31, 2015	$(231)	$329	$(61)	$37
(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Note 11.  Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through six limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2032. The Company accounts for the affordable housing investments using the equity method and has recorded $4.2 million in other assets at March 31, 2016. The Company has also recorded $2.7 million in other liabilities related to capital calls through 2019. The related federal tax credits and other tax benefits for the three months ended March 31, 2016 and 2015 were $121,000 and $193,000, respectively, and were included in income tax expense in the Consolidated Statements of Income. There were $56,000 in flow-through losses recognized during the quarter ended March 31, 2016. In the quarter ended March 31, 2015, $279,000 of flow through losses were recognized in other income in the Consolidated Statement of Income.

Note 12.  Subsequent Event

Subsequent to March 31, 2016 and this Form 10-Q, the Company received $1.3 million in a recovery on a previously charged off commercial loan.  It will be recorded in the allowance for loan losses in the quarter ended June 30, 2016 and may impact provisions to the allowance in future quarters.

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,761,438 shares of common stock, par value $3.13 per share, held by approximately 340 holders of record at the close of business on March 31, 2016.  The Bank has 11 full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville, and Centreville Road-Manassas. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

The Bank's general market area principally includes Fauquier County, western Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The basic services offered by the Bank include: interest bearing and non-interest-bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, automated teller machine ("ATM"), debit and credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier's checks, domestic and international collections, savings bonds, automated teller services, drive-in tellers, mobile and internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides ATM cards, as a part of the Maestro, Accel and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS"), to provide customers multi-million dollar FDIC insurance on certificates of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

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

As of March 31, 2016, the Company had total consolidated assets of $603.9 million, total loans net of allowance for loan losses of $445.1 million, total consolidated deposits of $526.1 million, and total consolidated shareholders' equity of $53.1 million.

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

Net income of $606,000 for the first quarter of 2016 was an 18.4% decrease from the net income for the first quarter of 2015 of $743,000.  Loans, net of reserve, totaling $445.1 million at March 31, 2016, increased 0.5% when compared with December 31, 2015, and increased 1.3% when compared with March 31, 2015.  Deposits, totaling $526.1 million at March 31, 2016, increased 0.3% when compared with December 31, 2015, and increased 1.9% when compared with March 31, 2015.  Assets under WMS management, totaling $347.6 million in market value at March 31, 2016, decreased 0.6% from December 31, 2015 and decreased 22.9% from March 31, 2015.

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

The Bank's non-performing assets totaled $3.2 million or 0.54% of total assets at March 31, 2016, as compared with $3.2 million or 0.53% of total assets at December 31, 2015, and $3.0 million or 0.50% of total assets at March 31, 2015. Nonaccrual loans totaled $1.9 million or 0.42% of total loans at March 31, 2016 compared with $1.8 million or 0.41% of total loans at December 31, 2015, and $1.6 million or 0.36% of total loans at March 31, 2015. There was a $200,000 provision for loan losses for the first three months of 2016, and no provision for the first three months of 2015. There were net charge-offs of $17,000 during the three months ended March 31, 2016 compared with net charge-offs of $5,000 for the same three months of 2015. Total allowance for loan losses was $4.4 million or 0.97% of total loans at March 31, 2016 compared with $4.2 million or 0.94% of loans at December 31, 2015 and $5.4 million or 1.21% of loans at March 31, 2015.  The decrease in the allowance percentage from March 31, 2015 to March 31, 2016 was due primarily to the low level of net charge-offs during the quarter ended March 31, 2016, the relatively low level of non-accrual loans, and the decline in restructured loans still accruing.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NET INCOME
Net income of $606,000 for the quarter ended March 31, 2016 was an 18.4% decrease from the net income for the quarter ended March 31, 2015 of $743,000.   Earnings per share on a fully diluted basis were $0.16 for the first quarter of 2016 compared with $0.20 for the first quarter of 2015. Profitability as measured by return on average assets decreased from 0.50% in the first quarter of 2015 to 0.41% for the same period in 2016. Profitability as measured by return on average equity decreased from 5.42% to 4.59% over the same respective quarters in 2015 and 2016.

NET INTEREST INCOME AND EXPENSE
Net interest income increased $4,000 or 0.1% to $4.82 million for the quarter ended March 31, 2016 from $4.81 million for the quarter ended March 31, 2015.  The increase in net interest income was due primarily to the decrease in interest expense on deposits of $122,000. This was mostly offset by reduced interest income on loans and taxable investments of $95,000 and $44,000, respectively, over the same period.  The Company's net interest margin was 3.59% for both the first quarter of 2016 and 2015.

Total interest income decreased $116,000 or 2.2% to $5.26 million for the first quarter of 2016 from $5.37 million for the first quarter of 2015. This decrease was primarily due to the decline in the yield on earning assets from 4.01% during the first quarter of 2015 to 3.91% during the first quarter of 2016.

The tax-equivalent average yield on loans was 4.41% for the first quarter of 2016, down from 4.58% in the first quarter of 2015. Average loan balances increased $4.2 million or 0.9% from $442.2 million during the first quarter of 2015 to $446.4 million during the first quarter of 2016. The decrease in yield, partially offset by the increase in average loan balances, resulted in a $95,000 or 1.9% decline in interest and fee income from loans for the first quarter of 2016, compared with the same period in 2015. On a tax equivalent basis, the decrease was $100,000 or 2.0%.

Average investment security balances decreased $3.8 million from $58.0 million in the first quarter of 2015 to $54.2 million in the first quarter of 2016. The tax-equivalent average yield on investments decreased from 2.78% for the first quarter of 2015 to 2.63% for the first quarter of 2016.  Non-tax-equivalent interest and dividend income on security investments decreased $44,000 or 11.8%, from $373,000 for the first quarter of 2015 to $329,000 for the first quarter of 2016. Tax equivalent interest and dividend income on security investments declined $47,000 over the same period.

Interest income on deposits in other banks totaled $61,000 for the first quarter of 2016 compared with $38,000 for the first quarter of 2015, primarily due to the 22 basis point increase in the rate earned over the respective periods.

Total interest expense decreased $120,000 or 21.4% from $560,000 for the first quarter of 2015 to $440,000 for the first quarter of 2016 primarily due to the decline in average balances and the rate paid on time deposits.

Interest paid on deposits decreased $122,000 or 28.3% from $431,000 for the first quarter of 2015 to $309,000 for the first quarter of 2016.   Average balances on time deposits declined $19.7 million or 23.6% from $83.4 million to $63.7 million while the average rate decreased from 1.33% for the first quarter of 2015 to 0.86% for the first quarter of 2016, resulting in $139,000 less interest expense.  Average money market account balances increased $1.1 million from the first quarter of 2015 to the first quarter of 2016 while the rate remained the same at 0.21%, resulting in $1,000 more interest expense.  Average savings account balances increased $7.4 million or 9.3% from the first quarter of 2015 to the first quarter of 2016, and the average rate increased from 0.10% to 0.11%, resulting in an increase of $3,000 in interest expense for the first quarter of 2016.  Average interest bearing checking balances increased $7.9 million or 3.7% from the first quarter of 2015 to the first quarter of 2016, while the average rate increased from 0.21% to 0.22%, resulting in an increase of $13,000 in interest expense for the first quarter of 2016.

Interest expense on FHLB advances was $81,000 and $80,000 for the quarter ended March 31, 2016 and 2015, respectively. Interest expense on capital securities was $50,000 and $49,000 for the first quarter of 2016 and 2015, respectively.

The average rate on total interest-bearing liabilities decreased from 0.51% in the first quarter of 2015 to 0.40% for the first quarter of 2016.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$439,026	$4,818	4.41%	$434,931	$4,905	4.57%
Tax-exempt (1)	5,549	74	5.38%	6,290	87	5.62%
Nonaccrual (2)	1,849	-	-	1,002	-	-
Total Loans	446,424	4,892	4.41%	442,223	4,992	4.58%

Securities
Taxable	48,477	276	2.28%	51,756	316	2.44%
Tax-exempt (1)	5,685	80	5.61%	6,224	87	5.57%
Total securities	54,162	356	2.63%	57,980	403	2.78%

Deposits in banks	45,287	61	0.54%	48,962	38	0.32%
Federal funds sold	9	-	0.36%	11	-	0.17%
Total earning assets	545,882	5,309	3.91%	549,176	$5,433	4.01%

Less: Reserve for loan losses	(4,289)			(5,442)
Cash and due from banks	4,941			5,470
Bank premises and equipment, net	20,384			21,051
Other real estate owned	1,356			1,406
Other assets	25,785			25,639
Total Assets	$594,059			$597,300

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$93,695			$88,472

Interest-bearing deposits
Checking accounts	220,031	$122	0.22%	212,108	$109	0.21%
Money market accounts	53,745	28	0.21%	52,646	27	0.21%
Savings accounts	86,513	23	0.11%	79,157	20	0.10%
Time deposits	63,740	136	0.86%	83,427	275	1.33%
Total interest-bearing deposits	424,029	309	0.29%	427,338	431	0.41%

Federal funds purchased	-	-	0.00%	-	-	0.00%
Federal Home Loan Bank advances	12,998	81	2.50%	13,067	80	2.49%
Junior subordinated debt	4,124	50	4.84%	4,124	49	4.83%
Total interest-bearing liabilities	441,151	440	0.40%	444,529	560	0.51%

Other liabilities	6,102			8,691
Shareholders' equity	53,111			55,608
Total Liabilities & Shareholders' Equity	$594,059			$597,300

Net interest income (tax equivalent basis)		$4,869	3.51%		$4,873	3.50%
Less: tax equivalent basis		$52			$60
Net interest income		$4,817			$4,813

Interest expense as a percent of average earning assets			0.32%			0.41%
Net interest margin			3.59%			3.59%

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

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(87)	$46	$(133)
Loans; tax-exempt (1)	(13)	(10)	(3)
Securities; taxable	(40)	(20)	(20)
Securities; tax-exempt (1)	(7)	(7)	-
Deposits in banks	23	(3)	26
Federal funds sold	-	-	-
Total Interest Income	(124)	6	(130)

Interest Expense
Checking accounts	13	4	9
Money market accounts	1	1	-
Savings accounts	3	2	1
Time deposits	(139)	(65)	(74)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	1	-	1
Subordinated debt	1	-	1
Total Interest Expense	(120)	(58)	(62)
Net Interest Income	$(4)	$64	$(68)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was a $200,000 provision for loan losses for the first quarter of 2016 compared with no provision for the first quarter of 2015.

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

OTHER INCOME
Total other income increased by $110,000 or 8.6% from $1.28 million for the first quarter of 2015 to $1.39 million in the first quarter of 2016. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  Other service charges, commissions and income increased $233,000 from first quarter 2015 to first quarter 2016 primarily due to the reduction of passive losses within community development tax credit investments from year to year. This was partially offset by an $111,000 decrease in trust and estate income. Trust and estate income decreased $111,000 or 24.2% from the first quarter of 2015 to the first quarter of 2016 primarily due to the negative impact caused by the resignation of two investment management personnel during September 2015. Management believes that there may be an approximate $500,000 annual reduction in fees on managed investment accounts and related assets as result of their resignation. .

Brokerage service revenues were $71,000 for the first quarter of 2016 compared with $80,000 the first quarter of 2015.

Service charges on deposit accounts decreased $3,000 or 0.6% to $527,000 for the first quarter of 2016 compared to one year earlier.

Other service charges, commissions and fees increased $233,000 or 112.0% from $208,000 in first quarter of 2015 to $441,000 in the first quarter of 2016 primarily due to the increased recognition of passive losses within community development tax credit investments in 2015.  Passive losses within community development tax credit investments were $56,000 in the first quarter of 2016 compared with $279,000 in the first quarter of 2015. These passive losses will be more than offset in future periods by federal tax credits related to low/moderate income housing and/or buildings of historical significance. Included in other service charges, commissions, and income is debit card interchange income, net, which totaled $261,000 and $252,000 for the first quarters of 2016 and 2015, respectively.

OTHER EXPENSE
Total other expense increased $121,000 or 2.3% during the first quarter of 2016 compared with the first quarter of 2015. During the first quarter of 2016, FDIC deposit insurance expense and furniture and equipment expense were the largest contributors to the overall increase.

Salaries and employees' benefits increased $10,000 or 0.4% from first quarter 2015 to first quarter 2016.  The increase was primarily due to the annual increases in salaries for the first quarter of 2016 compared with the first quarter of 2015, as well as an increase in active full-time equivalent employees from 144 as of March 31, 2015 to 147 as of March 31, 2016. These were partially offset by a decline in expenses related to performance-based compensation over the same period.  At March 31, 2016, the Bank had approximately 11 full-time equivalent positions to be filled over the remainder of 2016, primarily to meet staffing needs in its retail branch network.

Occupancy expense increased $2,000 or 0.3%.  Furniture and equipment expense increased $62,000 or 17.9%, from first quarter 2015 to first quarter 2016 due a quarterly timing difference regarding computer replacement expenditures. Management expects total furniture and equipment expenditures for all of 2016 to be similar to 2015.

Marketing expense increased $16,000 or 13.8% from the first quarter of 2015 to $132,000 for the first quarter of 2016 due to timing differences. Management expects total marketing expenditures for all of 2016 to be similar to 2015.

Legal, auditing and consulting expense increased $10,000 or 3.7% from the first quarter of 2015 to $282,000 for the first quarter of 2016 primarily due to the increase in legal expense associated with the recovery on loans charged-off in 2015.

Data processing expense decreased $17,000 or 5.2% for the first quarter of 2016 compared with the same time period in 2015 due to the new pricing structure the Bank has with its core third-party data processing provider.

FDIC deposit insurance expense increased $72,000 from $94,000 for the first quarter of 2015 to $166,000 for the first quarter of 2016 due to historic qualitative factors, such as the large increase in total 2015 loan charge-offs, used to calculate the FDIC deposit insurance premium expense.

Other operating expenses decreased $35,000 or 4.2% in the first quarter of 2016 compared with the first quarter of 2015 primarily due to the decline in check card fraud charge-offs. During the first quarter of 2015, the Bank's check card fraud charge-offs were impacted by the data breach of the Home Depot payment data systems during the fourth quarter of 2014.

INCOME TAXES
Income tax expense was $61,000 for the quarter ended March 31, 2016 compared with $131,000 for the quarter ended March 31, 2015. The effective tax rate was 9.2% and 15.0% for the first quarter of 2016 and 2015, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the bank owned life insurance purchases and death benefit, and community development tax credits. The Company utilized tax credits of $121,000 during the first quarter of 2016, compared with $193,000 for the same quarter in the previous year, and projects that it will utilize approximately $300,000 in tax credits over the next three quarters of 2016.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2016 AND DECEMBER 31, 2015
Total assets were $603.9 million at March 31, 2016 compared with $601.4 million at December 31, 2015, an increase of 0.4% or $2.5 million. Balance sheet categories reflecting significant changes include interest-bearing deposits in other banks, securities available for sale, loans, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $50.7 million at March 31, 2016, an increase of $2.7 million from December 31, 2015. The increase in this account is primarily due to the increase in deposits increasing the amount of excess liquidity in the Bank.

SECURITIES AVAILABLE FOR SALE.  Securities available for sale were $53.0 million at March 31, 2016, a decrease of $2.2 million or 3.9 % from December 31, 2015 due to calls and maturities outpacing purchase activity.

LOANS.  Loans, net of allowance for loan losses, were $445.1 million at March 31, 2016, reflecting an increase of $2.4 million from $442.7 million at December 31, 2015.

DEPOSITS. For the three months ended March 31, 2016, total deposits increased by $1.8 million or 0.3% when compared with total deposits at December 31, 2015. Non-interest-bearing deposits decreased $1.8 million to $95.2 million, while interest-bearing deposits increased by $3.7 million to $431.0 million at March 31, 2016 from December 31, 2015. Included in interest-bearing deposits at March 31, 2016 and December 31, 2015 were $20.4 million and $20.5 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $20.4 million in brokered deposits, $12.7 million represent deposits of Bank customers, exchanged through the CDARS' network.  With the CDARS' program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The decrease in non-interest-bearing deposits and the increase in the Bank's interest-bearing deposits during the first three months of 2016 was the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank's funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2016 and beyond by fully leveraging its branch network, as well as by offering value-added interest checking and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $3.2 million or 0.54% of total assets at March 31, 2016, compared with $3.2 million or 0.53% of total assets at December 31, 2015, and $3.0 million or 0.50% of total assets at March 31, 2015. Non-performing assets were comprised of $1.4 million of OREO and $1.9 million of non-accrual loans at March 31, 2016. Non-accrual loans as a percentage of total loans were 0.42% at March 31, 2016, as compared with 0.41% and 0.36% at December 31, 2015 and March 31, 2015, respectfully.

Student loans that were past due 90 days or more and still accruing interest totaled $2.2 million at March 31, 2016, $2.8 million at December 31, 2015 and $2.7 million at March 31, 2015.  These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  There were no other loans that were past due 90 days or more and still accruing interest at March 31, 2016, December 31, 2015 and March 31, 2015.  During the quarter ended March 31, 2016, there were no loans newly identified as TDRs.  At the end of the quarter, 12 TDRs, totaling $7.0 million, were in the loan portfolio.  Eight of the loans, totaling $5.5 million, were on accrual status and performing in accordance with the modified terms. The remaining four loans, totaling $1.6 million, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of risk-based capital and (b) 300% of risk-based capital for permanent investor commercial real estate loans. As of March 31, 2016, commercial construction and land loans were $39.2 million or 65.9% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $131.8 million or 221.7% of the concentration guideline.

At March 31, 2016, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities (excluding commercial real estate investment) exceeded 5% of total gross loans. The largest industry concentration of loans and loan commitments at March 31, 2016 was approximately $17.7 million of loans to customers in the childcare industry, or 3.9% of total gross loans.

CONTRACTUAL OBLIGATIONS
As of March 31, 2016, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2016, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table provides information on the regulatory capital ratios for the Bank at March 31, 2016 and December 31, 2015. Management believes that the Bank exceeds all capital adequacy requirements of Basel III, including the conservation buffer, as of March 31, 2016.

Risk Based Capital Ratios
	March 31, 2016	December 31, 2015
Tier 1 Capital:
Common Equity	$55,206	$54,699

Plus: Unrealized loss on securities available for sale, net	(12)	(229)
Plus: Unrealized benefit obligation for supplemental retirement plans	(41)	(41)
Total Tier 1 Capital	55,259	54,969

Tier 2 Capital:
Allowable allowance for loan losses	4,376	4,193
Unrealized loss on equity securities, net	4	-

Total Capital:	$59,639	$59,162

Risk Weighted Assets:	$474,533	$472,268

Regulatory Capital Ratios:
Leverage Ratio	9.33%	9.13%
Common Equity Tier 1 Capital Ratio	11.64%	11.64%
Tier 1 Capital Ratio	11.64%	11.64%
Total Capital Ratio	12.57%	12.53%

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $53.1 million at March 31, 2016 compared with $52.6 million at December 31, 2015 and $55.7 million at March 31, 2015. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  On January 21, 2016, the Company's Board of Directors authorized the Company to repurchase up to 112,336 shares (3% of common stock outstanding on January 1, 2016) beginning January 1, 2016 and continuing until the next Board reset.  No shares were repurchased during the three months ended March 31, 2016. Accumulated other comprehensive income/loss was an unrealized loss, net of tax benefit, of $300,000 at March 31, 2016 compared with an unrealized income, net of tax benefit, of $460,000 at December 31, 2015 and an unrealized income, net of tax benefit, of $37,000 at March 31, 2015.

As discussed in "Junior Subordinated Debt" in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under current applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of March 31, 2016, the Bank falls into the "well capitalized" category as defined by the appropriate regulatory authorities.

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $55.7 million at March 31, 2016 compared with $53.2 million at December 31, 2015. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $5.3 million was unpledged and readily salable at March 31, 2016. Furthermore, the Bank has an available line of credit with the FHLB with a borrowing limit of approximately $102.1 million at March 31, 2016 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $59.7 million. At March 31, 2016, $13.0 million of the FHLB line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2016 and December 31, 2015. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$59,714	$-	$59,714	$59,842	$-	$59,842
Federal Home Loan Bank advances	102,072	12,989	89,083	102,172	13,007	89,165
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			31,408			28,112
Securities, available for sale and unpledged at fair value			5,308			7,540
Total short-term funding sources			$185,513			$184,659

Uses:
Unfunded loan commitments and lending lines of credit			$68,138			$66,698
Letters of credit			2,238			2,516
Total potential short-term funding uses			$70,376			$69,214

Ratio of short-term funding sources to potential short-term funding uses			263.6%			266.8%

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2016.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject to that, in the opinion of management, may materially impact the financial condition of either the Company or the Bank.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 21, 2016, the Company's Board of Directors authorized the Company to repurchase up to 112,336 shares (3% of common stock outstanding on January 1, 2016) beginning January 1, 2016 and continuing until the next Board reset.  No shares were repurchased during the three month period ended March 31, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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

101.00
The following materials from the Company's Form 10-Q Report for the quarterly period ended March 31, 2016, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
Dated:  May 13, 2016

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
Dated:  May 13, 2016