Form 10-Q
period 2016-06-30
FAUQUIER BANKSHARES, INC.
filed 2016-08-12
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The registrant had 3,755,017 shares of common stock outstanding as of August 5, 2016.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30,	December 31,
	2016	2015
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,922	$5,235
Interest-bearing deposits in other banks	62,270	47,971
Federal funds sold	8	9
Securities available for sale	50,701	55,224
Restricted investments	1,782	1,286
Loans	455,694	446,862
Allowance for loan losses	(4,601)	(4,193)
Net loans	451,093	442,669
Bank premises and equipment, net	20,014	20,461
Accrued interest receivable	1,457	1,462
Other real estate owned, net of allowance	1,468	1,356
Bank-owned life insurance	12,692	12,511
Other assets	12,785	13,216
Total assets	$619,192	$601,400

Liabilities
Deposits:
Noninterest-bearing	$99,646	$97,015
Interest-bearing:
Checking	234,477	223,154
Savings and money market accounts	139,092	140,173
Time deposits	67,176	63,952
Total interest-bearing	440,745	427,279
Total deposits	540,391	524,294

Federal Home Loan Bank advances	12,972	13,007
Junior subordinated debt	4,124	4,124
Other liabilities	7,813	7,342
Total liabilities	565,300	548,767

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2016: 3,753,117 shares including 20,404 non-vested shares; 2015: 3,744,562 shares including 33,267 non-vested shares	11,683	11,616
Retained earnings	42,795	41,477
Accumulated other comprehensive (loss), net	(586)	(460)
Total shareholders' equity	53,892	52,633
Total liabilities and shareholders' equity	$619,192	$601,400

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2016 and 2015
(In thousands, except per share data)	2016	2015
Interest Income
Interest and fees on loans	$4,926	$5,034
Interest and dividends on securities available for sale:
Taxable interest income	245	285
Interest income exempt from federal income taxes	52	56
Dividends	23	15
Interest on deposits in other banks	79	35
Total interest income	5,325	5,425

Interest Expense
Interest on deposits	326	385
Interest on Federal Home Loan Bank advances	81	81
Interest on junior subordinated debt	49	50
Total interest expense	456	516

Net interest income	4,869	4,909

Provision for (recovery of) loan losses	(1,133)	100

Net interest income after provision for (recovery of) loan losses	6,002	4,809

Other Income
Trust and estate income	353	496
Brokerage income	40	64
Service charges on deposit accounts	523	600
Other service charges, commissions and income	421	535
Total other income	1,337	1,695

Other Expenses
Salaries and benefits	2,624	2,637
Occupancy expense of premises	589	576
Furniture and equipment	291	294
Marketing expense	157	168
Legal, audit and consulting expense	317	291
Data processing expense	314	321
Federal Deposit Insurance Corporation expense	129	99
Loss on sale, impairment and expense of other real estate owned, net	10	14
Other operating expenses	784	750
Total other expenses	5,215	5,150

Income before income taxes	2,124	1,354

Income tax expense	562	305

Net Income	$1,562	$1,049

Earnings per Share, basic	$0.42	$0.28

Earnings per Share, assuming dilution	$0.42	$0.28

Dividends per Share	$0.12	$0.12
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2016 and 2015
(In thousands, except per share data)	2016	2015
Interest Income
Interest and fees on loans	$9,793	$9,996
Interest and dividends on securities available for sale:
Taxable interest income	496	580
Interest income exempt from federal income taxes	105	113
Dividends	48	36
Interest on deposits in other banks	140	73
Total interest income	10,582	10,798

Interest Expense
Interest on deposits	635	816
Interest on Federal Home Loan Bank advances	162	161
Junior subordinated debt	99	99
Total interest expense	896	1,076

Net interest income	9,686	9,722

Provision for (recovery of) loan losses	(933)	100

Net interest income after provision for (recovery of) loan losses	10,619	9,622

Other Income
Trust and estate income	700	954
Brokerage income	111	144
Service charges on deposit accounts	1,050	1,130
Other service charges, commissions and income	862	743
Total other income	2,723	2,971

Other Expenses
Salaries and benefits	5,257	5,260
Occupancy expense of premises	1,192	1,177
Furniture and equipment	699	640
Marketing expense	289	284
Legal, audit and consulting expense	599	563
Data processing expense	627	651
Federal Deposit Insurance Corporation expense	295	193
Loss on sale or impairment and expense of other real estate owned, net	11	14
Other operating expenses	1,582	1,583
Total other expenses	10,551	10,365

Income before income taxes	2,791	2,228

Income tax expense	623	436

Net Income	$2,168	$1,792

Earnings per Share, basic	$0.58	$0.48

Earnings per Share, assuming dilution	$0.58	$0.48

Dividends per Share	$0.24	$0.24
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended June 30, 2016 and 2015

(In thousands)	2016	2015
Net Income	$1,562	$1,049
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $24 in 2016 and $(20) in 2015	(46)	39
Change in fair value of securities available for sale, net of tax effect of $124 in 2016 and $148 in 2015	(240)	(288)
Total other comprehensive (loss), net of tax effect of $148 in 2016 and $128 in 2015	(286)	(249)
Comprehensive Income	$1,276	$800

For the Six Months Ended June 30, 2016 and 2015

(In thousands)	2016	2015
Net Income	$2,168	$1,792
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $53 in 2016 and $(4) in 2015	(102)	8
Change in fair value of securities available for sale, net of tax effect of $12 in 2016 and $61 in 2015	(24)	(119)
Total other comprehensive (loss), net of tax effect of $65 in 2016 and $57 in 2015	(126)	(111)
Comprehensive Income	$2,042	$1,681

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Six Months Ended June 30, 2016 and 2015

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	$11,568	$43,690	$(101)	$55,157
Net income		1,792		1,792
Other comprehensive income (loss) net of tax effect of $57			(111)	(111)
Cash dividends ($0.24 per share)		(900)		(900)
Amortization of unearned compensation, restricted stock awards		81		81
Issuance of common stock - non-vested shares (11,925 shares)	37	(37)		-
Issuance of common stock - vested shares (3,458 shares)	11	49		60
Balance, June 30, 2015	$11,616	$44,675	$(212)	$56,079

Balance, December 31, 2015	$11,616	$41,477	$(460)	$52,633
Net income		2,168		2,168
Other comprehensive income net of tax effect of $65			(126)	(126)
Cash dividends ($0.24 per share)		(901)		(901)
Amortization of unearned compensation, restricted stock awards		83		83
Issuance of common stock - non-vested shares (19,012 shares)	60	(60)		-
Issuance of common stock - vested shares (4,536 shares)	14	54		68
Repurchase of common stock (2,130 shares)	(7)	(26)		(33)
Balance, June 30, 2016	$11,683	$42,795	$(586)	$53,892

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2016 and 2015
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$2,168	$1,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	727	710
Loss on disposal of obsolete assets	-	23
Provision for (recovery of) loan losses	(933)	100
(Gain) loss on interest rate swaps	11	(9)
Amortization of security premiums, net	42	29
Amortization of unearned compensation, net of forfeiture	98	127
Issuance of vested restricted stock	68	60
Changes in assets and liabilities:
Decrease in other assets	316	83
Increase (decrease) in other liabilities	11	(446)
Net cash provided by operating activities	2,508	2,469

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	7,505	5,721
Purchase of securities available for sale	(3,060)	(6,002)
Purchase of premises and equipment	(280)	(410)
(Issuance) redemptions of restricted securities	(496)	8
Net (increase) in loans	(7,320)	(12,872)
Net cash (used in) investing activities	(3,651)	(13,555)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	12,873	10,573
Net increase (decrease) in certificates of deposit	3,224	(19,540)
(Decrease) in FHLB advances	(35)	(34)
Cash dividends paid on common stock	(901)	(900)
Repurchase of common stock	(33)	-
Net cash provided by (used in) financing activities	15,128	(9,901)

Increase (decrease) in cash and cash equivalents	13,985	(20,987)

Cash and Cash Equivalents
Beginning	53,215	64,376

Ending	$67,200	$43,389

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$896	$1,131
Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) on securities available for sale, net of tax effect	$(24)	$(119)
Unrealized gain (loss) on interest rate swap, net of taxes	$(102)	$8
Loans transferred to other real estate owned	$112	$465

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiary, The Fauquier Bank ("the Bank"), and the Bank's wholly-owned subsidiaries, Fauquier Bank Services, Inc., Specialty Properties Acquisitions, LLC, and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions, LLC and Specialty Properties Acquisitions - VA, LLC were formed with the sole purpose of holding certain foreclosed property which as of June 30, 2016, only one foreclosed property was held. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2016 and December 31, 2015 and the results of operations for the three and six months ended June 30, 2016 and 2015.  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year or any other interim period.

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

During June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

Note 2.  Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	June 30, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Obligations of U.S. Government corporations and agencies	$41,081	$635	$(25)	$41,691
Obligations of states and political subdivisions	5,921	231	-	6,152
Corporate bonds	3,707	-	(1,232)	2,475
Mutual funds	373	10	-	383
	$51,082	$876	$(1,257)	$50,701

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Obligations of U.S. Government corporations and agencies	$45,605	$352	$(165)	$45,792
Obligations of states and political subdivisions	5,924	276	-	6,200
Corporate bonds	3,671	-	(811)	2,860
Mutual funds	370	2	-	372
	$55,570	$630	$(976)	$55,224

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2016
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,310	$5,356
Due after one year through five years	7,179	7,332
Due after five years through ten years	4,808	4,991
Due after ten years	33,412	32,639
Equity securities	373	383
	$51,082	$50,701

There were no impairment losses on securities during the six months ended June 30, 2016 and 2015.

During the six months ended June 30, 2016, no securities were sold and two securities totaling $2.0 million were called. Over the same period, two securities totaling $3.1 million were purchased. During the six months ended June 30, 2015, no securities were sold, two securities totaling $2.0 million were called and five securities totaling $6.0 million were purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$1,498	$(1)	$2,312	$(24)	$3,810	$(25)
Corporate bonds	475	(153)	2,000	(1,079)	2,475	(1,232)
Total temporary impaired securities	$1,973	$(154)	$4,312	$(1,103)	$6,285	$(1,257)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$14,357	$(76)	$3,645	$(89)	$18,002	$(165)
Corporate bonds	560	(58)	2,531	(753)	3,091	(811)
Total temporary impaired securities	$14,917	$(134)	$6,176	$(842)	$21,093	$(976)

The nature of securities which were temporarily impaired at June 30, 2016 consisted of three corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI") totaling $3.7 million and a temporary loss of approximately $1.2 million. The value of these corporate bonds is based on quoted market prices for similar assets. They are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 57 different financial institutions per bond. They have an estimated maturity of 18 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all the bonds. The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate ("LIBOR"). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of June 30, 2016. The bonds, totaling $2.5 million at fair value, are projected to repay the full outstanding interest and principal and are now classified as performing corporate bond investments. During the six months ended June 30, 2016, $55,000 of interest income was recorded.

Additional information regarding each of the pooled trust preferred securities as of June 30, 2016 follows:

(Dollars in thousands)
Cost, net of OTTI loss	Fair Value(1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss (Income), net of tax benefit
$1,663	$860	79.1%	3.8%	17.1%	$294	$530
1,416	1,140	85.5%	3.9%	10.6%	584	182
628	475	89.1%	2.5%	8.4%	372	101
$3,707	$2,475				$1,250	$813

(1)	Current Moody's Ratings range from B2 to Caa3.

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

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2015	$1,286
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(36)
Ending balance as of June 30, 2016	$1,250

The carrying value of securities pledged to secure deposits and for other purposes amounted to $42.2 million and $44.5 million at June 30, 2016 and December 31, 2015, respectively.

Note 3.  Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Six Months Ended June 30, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Charge-offs	(3)	-	-	(27)	(23)	-	-	-	(53)
Recoveries	1,385	-	-	7	-	-	2	-	1,394
Provision (recovery)	(1,232)	209	26	22	8	33	(41)	42	(933)
Ending balance at 6/30/2016	$676	$1,371	$950	$15	$102	$919	$317	$251	$4,601

Ending balances individually evaluated for impairment	$268	$-	$297	$-	$-	$-	$-	$-	$565

Ending balances collectively evaluated for impairment	$408	$1,371	$653	$15	$102	$919	$317	$251	$4,036

Loans Receivable
Individually evaluated for impairment	$379	$2,848	$3,499	$-	$-	$414	$70		$7,210
Collectively evaluated for impairment	23,475	161,323	46,576	3,050	14,116	156,635	43,309		448,484
Ending balance at 6/30/2016	$23,854	$164,171	$50,075	$3,050	$14,116	$157,049	$43,379		$455,694

	As of and for the Year Ended December 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391
Charge-offs	(8,525)	(568)	(17)	(10)	(50)	(167)	(50)	-	(9,387)
Recoveries	102	-	-	14	-	52	21	-	189
Provision	8,433	(213)	242	(28)	95	(423)	89	(195)	8,000
Ending balance at 12/31/2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193

Ending balances individually evaluated for impairment	$111	$-	$296	$-	$-	$-	$-	$-	$407

Ending balances collectively evaluated for impairment	$415	$1,162	$628	$13	$117	$886	$356	$209	$3,786

Loans Receivable
Individually evaluated for impairment	$217	$2,896	$3,515	$-	$-	$419	$70		$7,117
Collectively evaluated for impairment	23,488	157,140	46,340	3,160	15,518	150,156	43,943		439,745
Ending balance at 12/31/2015	$23,705	$160,036	$49,855	$3,160	$15,518	$150,575	$44,013		$446,862

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

Credit Quality Indicators

	As of June 30, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,745	$150,420	$38,087	$3,047	$14,116	$148,036	$40,003	$414,454
Special mention	1,100	6,574	7,501	3	-	2,201	853	18,232
Substandard	2,009	7,177	4,487	-	-	6,812	2,523	23,008
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$23,854	$164,171	$50,075	$3,050	$14,116	$157,049	$43,379	$455,694

	As of December 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,657	$148,409	$38,105	$3,157	$15,518	$141,428	$40,351	$407,625
Special mention	1,120	6,678	7,542	3	-	2,318	854	18,515
Substandard	1,928	4,949	4,208	-	-	6,773	2,808	20,666
Doubtful	-	-	-	-	-	56	-	56
Loss	-	-	-	-	-	-	-	-
Total	$23,705	$160,036	$49,855	$3,160	$15,518	$150,575	$44,013	$446,862

Age Analysis of Past Due Loans Receivable

	As of June 30, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$320	$92	$81	$493	$23,361	$23,854	$-	$329
Commercial real estate	2,122	-	-	2,122	162,049	164,171	-	-
Construction and land	-	-	1,462	1,462	48,613	50,075	-	1,462
Consumer	1	-	-	1	3,049	3,050	-	-
Student (U.S. Government guaranteed)	864	716	1,948	3,528	10,588	14,116	1,948	-
Residential real estate	479	73	226	778	156,271	157,049	-	226
Home equity line of credit	437	345	-	782	42,597	43,379	-	-
Total	$4,223	$1,226	$3,717	$9,166	$446,528	$455,694	$1,948	$2,017

	As of December 31, 2015
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$235	$-	$-	$235	$23,470	$23,705	$-	$110
Commercial real estate	-	296	-	296	159,740	160,036	-	-
Construction and land	599	-	1,462	2,061	47,794	49,855	-	1,512
Consumer	-	26	-	26	3,134	3,160	-	-
Student (U.S. Government guaranteed)	1,331	987	2,814	5,132	10,386	15,518	2,814	-
Residential real estate	887	90	228	1,205	149,370	150,575	-	227
Home equity line of credit	291	-	-	291	43,722	44,013	-	-
Total	$3,343	$1,399	$4,504	$9,246	$437,616	$446,862	$2,814	$1,849

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012. The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. At June 30, 2016, $1.9 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	June 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Commercial real estate	2,848	2,848	-	2,872	71
Construction and land	1,658	1,658	-	1,659	20
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	414	414	-	417	8
Home equity line of credit	70	70	-	70	1
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$379	$396	$268	$397	$5
Commercial real estate	-	-	-	-	-
Construction and land	1,841	1,841	297	1,848	32
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$379	$396	$268	$397	$5
Commercial real estate	2,848	2,848	-	2,872	71
Construction and land	3,499	3,499	297	3,507	52
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	414	414	-	417	8
Home equity line of credit	70	70	-	70	1
Consumer	-	-	-	-	-
Total	$7,210	$7,227	$565	$7,263	$137

	December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Commercial real estate	2,896	2,896	-	3,205	49
Construction and land	2,988	2,988	-	3,027	88
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	419	419	-	428	18
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$217	$230	$111	$234	$5
Commercial real estate	-	-	-	-	-
Construction and land	527	527	296	531	13
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$217	$230	$111	$234	$5
Commercial real estate	2,896	2,896	-	3,205	49
Construction and land	3,515	3,515	296	3,558	101
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	419	419	-	428	18
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Total	$7,117	$7,130	$407	$7,495	$176

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

At June 30, 2016, there were $6.3 million of commercial loans classified as substandard which were deemed not to be impaired because borrowers continue to abide by the terms of their original loan agreements and are substandard based on their industry or changes in their cash flow that have not yet resulted in past dues. Impaired loans totaled $7.2 million at June 30, 2016 and $7.1 million December 31, 2015. Approximately $6.8 million of loans classified as impaired at June 30, 2016 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

The following tables represent loans modified in a troubled debt restructuring ("TDRs") during the six months ended June 30, 2016 and 2015.

Troubled Debt Restructurings

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	-	-	-	1	340	340
Construction and land	-	-	-	1	1,342	1,342
Consumer	-	-	-	-	-	-
Student	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity line of credit	-	-	-	-	-	-

There were no loans modified as TDRs and defaults on TDRs occurring within 12 months of modification during the three and six months ended June 30, 2016. There were no defaults on TDRs occurring within 12 months of modification during the three and six months ended June 30, 2015. At June 30, 2016, 12 TDRs, totaling $7.0 million, remain in the portfolio. Eight of the loans, totaling $5.4 million, were on accrual status and performing in accordance with the modified terms. The remaining four loans, totaling $1.6 million, remained in nonaccrual status due to irregular payments. Appropriate specific reserves have been established. Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

At June 30, 2016, there were two residential real estate properties with a total carrying value of $226,000 that were in the process of foreclosure. The Company had one residential real estate property with a carrying value of $112,000 in its possession which was surrendered as partial recovery of a previously charged off commercial loan.

 Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Non-accrual loans	$2,017	$1,849	$876
Other real estate owned	1,468	1,356	1,871
Total non-performing assets	3,485	3,205	2,747
Restructured loans still accruing	5,419	5,495	6,731
Student loans (U.S. Government guaranteed) past due 90 days or more and still accruing	1,948	2,814	3,173
Other loans past due 90 or more days and still accruing	-	-	85
Total non-performing and other risk assets	$10,852	$11,514	$12,736

Allowance for loan losses to total loans	1.01%	0.94%	1.04%
Non-accrual loans to total loans	0.44%	0.41%	0.19%
Allowance for loan losses to non-accrual loans	228.09%	226.77%	534.70%
Total non-accrual loans and restructured loans still accruing to total loans	1.63%	1.64%	1.68%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	61.87%	57.09%	61.57%
Total non-performing assets to total assets	0.56%	0.53%	0.46%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.  Junior Subordinated Debt

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly. Total capital securities at June 30, 2016 and December 31, 2015 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036.  By entering into this agreement, the Company converted floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036, and pays interest expense monthly at the fixed rate of 4.91%.  The interest expense on the interest rate swap was $26,000 and $30,000 for the three months ended June 30, 2016 and 2015, respectively and $53,000 and $59,000 for the six months ended June 30, 2016 and 2015, respectively.  In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Floating Rate Junior Subordinated Deferrable Debentures to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap in the three or six month period ended June 30, 2016, and there will be no exchange of payments until 2020.  Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into three swap agreements to manage the interest rate risk related to three commercial loans.  The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025.  The Company receives interest monthly at the rate equivalent to one-month LIBOR, plus a spread repricing on the same date as the loans, and pays interest at fixed rates.  The interest expense on the interest rate swaps was $24,000 and $50,000 for the three months ended June 30, 2016 and 2015, respectively, and is recorded in loan interest income. For the six months ended June 30, 2016 and 2015, the interest expense was $49,000 and $82,000, respectively. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $1.1 million at June 30, 2016.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2016 and December 31, 2015 are as follows:

(In thousands)	June 30, 2016
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Dates From	Expiration Dates To
Interest rate swap-cash flow	$4,000	$(390)	Other Liabilities		9/15/2020
Interest rate forward swap-cash flow	4,000	(53)	Other Liabilities		6/15/2031
Interest rate swaps-fair value	6,882	(337)	Other Liabilities	9/26/2022	4/9/2025

	June 30, 2016
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(102)	Not applicable	$-

(In thousands)	June 30, 2016
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(11)

(In thousands)	December 31, 2015
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date From	Expiration Dates To
Interest rate swap-cash flow	$4,000	$(289)	Other Liabilities		9/15/2020
Interest rate swaps-fair value	973	2	Other Assets		9/26/2022
Interest rate swap-fair value	5,996	(46)	Other Liabilities	2/14/2022	4/9/2025

	December 31, 2015
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$10	Not applicable	$-

(In thousands)	December 31, 2015
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest Income	$(112)

Note 6.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock for the periods indicated.

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,756,084	$0.42	3,744,562	$0.28
Effect of dilutive securities, stock-based awards	8,393		16,983
Diluted earnings per share	3,764,477	$0.42	3,761,545	$0.28

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,753,510	$0.58	3,740,857	$0.48
Effect of dilutive securities, stock-based awards	10,522		15,547
Diluted earnings per share	3,764,032	$0.58	3,756,404	$0.48

Non-vested restricted shares have voting rights and receive non-forfeitable dividends during the vesting period; therefore, they are included in calculating basic earnings per share. The portion of non-vested performance-based stock awards that are expected to vest, but have not yet been awarded, are included in the calculation of diluted earnings per share.

Note 7.  Stock Based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company's Stock Incentive Plan (the "Plan"), which superseded and replaced the Omnibus Stock Ownership and Long Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  The Company did not grant stock options during the three and six months ended June 30, 2016 and there were no options outstanding at June 30, 2016.

Restricted Shares

The restricted shares are accounted for using the fair market value of the Company's common stock on the date the restricted shares were awarded. The restricted shares issued to certain officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded.  Compensation expense for these shares is recognized over the three-year period.  The restricted shares issued to non-employee directors are not subject to a vesting period and compensation expense is recognized at the date the shares are granted.

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the Plan: 12,340 shares and 10,227 shares of non-vested restricted stock to executive officers, and 4,536 shares and 3,458 shares of vested restricted stock to non-employee directors in the six months ended June 30, 2016 and 2015, respectively.  The compensation expense for these non-vested shares is recognized over a period of three years, and was $42,000 and $41,000, net of forfeiture, for the three months ended June 30, 2016 and 2015 and $83,000 and $81,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $193,000 of total unrecognized compensation cost related to these non-vested shares, which will be recorded in conjunction with the vesting periods over the remaining 30 months. Compensation expense for the non-employee director shares is recognized at the date the shares are granted and during the three months ended June 30, 2016 and 2015, no expense was recognized. For the six months ended June 30, 2016 and 2015, $68,000 and $59,000 of compensation expense for non-employee director shares was recognized, respectively.

A summary of the status of the Company's non-vested restricted shares granted under the Plan is presented below:

	Six Months Ended June 30, 2016
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2016	33,267	$14.74

Granted	16,876	15.12
Vested	(23,548)	13.75
Forfeited	(6,191)	15.92
Non-vested at June 30, 2016	20,404	$15.26

The Company granted performance-based stock rights relating to 12,049 and 10,227 shares to certain officers in the six months ended June 30, 2016 and 2015, respectively, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three-year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  The compensation expense for performance-based stock rights totaled $8,000 and $14,000 for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, compensation expense for performance-based stock rights was $16,000 and $46,000, respectively. As of June 30, 2016, there was $91,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Six Months Ended June 30, 2016
	Performance-Based Stock Rights (Shares)	Weighted Average Fair Value

Non-vested at January 1, 2016	33,443	$14.74

Granted	12,049	15.17
Vested	-
Forfeited	(25,088)	14.05
Non-vested at June 30, 2016	20,404	$15.85

Note 8.  Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering all employees who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, for a maximum match of 3.5% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants. The Company's 401(k) expenses for the three months ended June 30, 2016 and 2015 were $186,000 and $183,000, respectively. For the six months ended June 30, 2016 and 2015, 401(k) expenses were $370,000 and $347,000, respectively.

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

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. For the three months ended June 30, 2016 and 2015, deferred compensation expense was $6,000 and $14,000, respectively. For the six months ended June 30, 2016 and 2015, compensation expense was $16,000 and $22,000, respectively.

Concurrent with the establishment of the deferred compensation plan for the former employee, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the plan.  Income on these life insurance policies amounted to $6,000 and $8,000 for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, income on these life insurance policies amounted to $14,000 and $16,000, respectively. The Company has recorded $1.3 million in cash surrender value of these policies at both June 30, 2016 and December 31, 2015, which is included in the Bank Owned Life Insurance line item of our consolidated balance sheet.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2016:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$41,691	$-	$41,691	$-
Obligations of states and political subdivisions	6,152	-	6,152	-
Corporate bonds	2,475	-	2,475	-
Mutual funds	383	383	-	-
Total available for sale securities	50,701	383	50,318	-

Total assets at fair value	$50,701	$383	$50,318	$-

Liabilities at June 30, 2016:
Interest rate swaps	$780	$-	$780	$-
Total liabilities at fair value	$780	$-	$780	$-

Assets at December 31, 2015:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$45,792	$-	$45,792	$-
Obligations of states and political subdivisions	6,200	-	6,200	-
Corporate bonds	2,860	-	2,860	-
Mutual funds	372	372	-	-
Total available for sale securities	55,224	372	54,852	-

Interest rate swaps	2	-	2	-
Total assets at fair value	$55,226	$372	$54,854	$-

Liabilities at December 31, 2015:
Interest rate swaps	$335	$-	$335	$-
Total liabilities at fair value	$335	$-	$335	$-

There were no Level 3 assets measured at estimated fair value on a recurring basis as of June 30, 2016 or December 31, 2015.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with an impaired loan can be based on either the observable market price of the loan or the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At June 30, 2016, the Company's Level 3 loans for which a reserve has been established, consisted of four loans totaling $329,000 secured by business assets and inventory with a reserve of $265,000, and one loan totaling $314,000 secured by real estate with a reserve of $275,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral.  The Company considers the OREO as nonrecurring Level 3.  Total valuation of OREO property was $1.5 million at June 30, 2016 and $1.4 million at December 31, 2015.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015.

	Carrying Value at June 30, 2016
(In thousands)	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$1,655	$-	$1,552	$103
Other real estate owned, net	1,468	-	-	1,468

	Carrying Value at December 31, 2015
(In thousands)	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$337	$-	$293	$44
Other real estate owned, net	1,356	-	1,356	-

The following table displays quantitative information about Level 3 Fair Value Measurements at June 30, 2016 and December 31, 2015.

		Quantitative Information about Level 3 Fair Value Measurements at June 30, 2016
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Impaired loans	$103	Market values	Liquidation discount	84%
Other real estate owned, net	1,468	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$1,571

		Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Impaired loans	$44	Market values	Liquidation discount	90%
Total	$44

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at June 30, 2016
(In thousands)	Carrying Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of June 30, 2016
Assets
Cash and short-term investments	$67,200	$67,235	$-	$-	$67,235
Securities available for sale	50,701	383	50,318	-	50,701
Restricted investments	1,782	-	1,782	-	1,782
Net loans	451,093	-	453,890	103	453,993
Accrued interest receivable	1,457	-	1,457	-	1,457
BOLI	12,692	-	12,692	-	12,692
Total financial assets	$584,925	$67,618	$520,139	$103	$587,860

Liabilities
Deposits	$540,391	$-	$540,896	$-	$540,896
Borrowings	12,972	-	13,275	-	13,275
Junior subordinated debt	4,124	-	4,429	-	4,429
Accrued interest payable	108	-	108	-	108
Interest rate swaps	780	-	780	-	780
Total financial liabilities	$558,375	$-	$559,488	$-	$559,488

	Fair Value Measurements at December 31, 2015
(In thousands)	Carrying Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2015
Assets
Cash and short-term investments	$53,215	$53,031	$-	$-	$53,031
Securities available for sale	55,224	372	54,852	-	55,224
Restricted investments	1,286	-	1,286	-	1,286
Net loans	442,669	-	443,724	44	443,768
Accrued interest receivable	1,462	-	1,462	-	1,462
Interest rate swaps	2	-	2	-	2
BOLI	12,511	-	12,511	-	12,511
Total financial assets	$566,369	$53,403	$513,837	$44	$567,284

Liabilities
Deposits	$524,294	$-	$524,094	$-	$524,094
Borrowings	13,007	-	13,081	-	13,081
Junior subordinated debt	4,124	-	4,185	-	4,185
Accrued interest payable	108	-	108	-	108
Interest rate swaps	335	-	335	-	335
Total financial liabilities	$541,868	$-	$541,803	$-	$541,803

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

At June 30, 2016 and December 31, 2015, the fair values of loan commitments and standby letters of credit were deemed immaterial.

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

Note 10.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available for Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2015	$(190)	$(229)	$(41)	$(460)
Other comprehensive income (loss) before reclassifications	(102)	(24)	-	(126)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	(102)	(24)	-	(126)
Balance June 30, 2016	$(292)	$(253)	$(41)	$(586)

Balance December 31, 2014	$(200)	$160	$(61)	$(101)
Other comprehensive income (loss) before reclassifications	8	(119)	-	(111)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	8	(119)	-	(111)
Balance June 30, 2015	$(192)	$41	$(61)	$(212)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Note 11.  Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through six limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2032.  The Company accounts for the affordable housing investments using the equity method and has recorded $4.1 million in other assets at June 30, 2016. The Company has also recorded $2.7 million in other liabilities related to capital calls through 2019. The related federal tax credits and other tax benefits for the six months ended June 30, 2016 and 2015 were $244,000 and $279,000, respectively, and were included in income tax expense in the Consolidated Statements of Income. There were $70,000 in flow-through losses recognized during the quarter ended June 30, 2016. In the quarter ended June 30, 2015, $4,000 of flow-through gains were recognized in Other Income in the Consolidated Statements of Income.

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,753,117 shares of common stock, par value $3.13 per share, held by approximately 338 holders of record at the close of business on June 30, 2016.  The Bank has 11 full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville, and Centreville Road-Manassas. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

As of June 30, 2016, the Company had total consolidated assets of $619.2 million, total loans net of allowance for loan losses of $451.1 million, total consolidated deposits of $540.4 million, and total consolidated shareholders' equity of $53.9 million.

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

Net income of $1.56 million for the second quarter of 2016 was a 48.9% increase from the net income of $1.05 million for the second quarter of 2015.  Loans, net of reserve, totaling $451.1 million at June 30, 2016, increased 1.9% when compared with December 31, 2015, and increased 0.8% when compared with June 30, 2015.  Deposits, totaling $540.4 million at June 30, 2016, increased 3.1% when compared with December 31, 2015, and increased 4.7% when compared with June 30, 2015.  Assets under WMS management, totaling $351.7 million in market value at June 30, 2016, increased 0.6% from December 31, 2015 and decreased 21.3% from June 30, 2015.

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

The Bank's non-performing assets totaled $3.5 million or 0.56% of total assets at June 30, 2016, as compared with $3.2 million or 0.53% of total assets at December 31, 2015, and $2.7 million or 0.46% of total assets at June 30, 2015. Nonaccrual loans totaled $2.0 million or 0.44% of total loans at June 30, 2016 compared with $1.8 million or 0.41% of total loans at December 31, 2015, and $0.9 million or 0.19% of total loans at June 30, 2015.  Total loans classified as substandard were $23.0 million and no loans were classified as doubtful loans at June 30, 2016, $20.7 million were classified as substandard and $56,000 classified as doubtful at December 31, 2015 and $19.5 million and $59,000, respectively, at June 30, 2015. During the six months ended June 30, 2016, there were net recoveries of $1.3 million or (0.30%) of total average loans compared with net charge-offs of $807,000 or 0.18% of total average loans for the same six months of 2015. There was a $933,000 recovery of loan loss provision for the first six months of 2016 compared with a provision of $100,000 for the first six months of 2015. The recovery of loan loss provision resulted primarily from the recovery received during the second quarter of 2016 on a loan charged-off in the fourth quarter of 2015. Total allowance for loan losses was $4.6 million or 1.01% of total loans at June 30, 2016 compared with $4.2 million or 0.94% of loans at December 31, 2015 and $4.7 million or 1.04% of loans at June 30, 2015. The increasing trend in the allowance for loan losses reflects loan growth and an increase in impaired loans' specific reserves and loans classified as substandard over the same time periods.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

NET INCOME
Net income of $1.56 million for the quarter ended June 30, 2016 was a 48.9% increase from the net income for the quarter ended June 30, 2015 of $1.05 million.   Earnings per share on a fully diluted basis were $0.42 for the second quarter of 2016 compared with $0.28 for the second quarter of 2015. Profitability as measured by return on average assets increased from 0.70% in the second quarter of 2015 to 1.02% for the same period in 2016. Profitability as measured by return on average equity increased from 7.51% to 11.73% over the same respective quarters in 2015 and 2016. The increase in net income was primarily due to the recovery of approximately $1.4 million on previously charged-off loans, on a gross basis, and $1.3 million net of charge-offs, that resulted in a negative $1.1 million provision for loan losses during the second quarter of 2016, compared with a provision of $100,000 during the second quarter of 2015. This was partially offset by the $358,000 decrease in other income over the same periods.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $40,000 or 0.8% to $4.87 million for the quarter ended June 30, 2016 from $4.91 million for the quarter ended June 30, 2015.  The decrease in net interest income was due to the decrease in interest and fees on loans, partially offset by a $59,000 decrease in interest on deposits. The Company's net interest margin decreased from 3.62 % in the second quarter of 2015 to 3.48 %  in the second quarter of 2016.

Total interest income decreased $100,000  or 1.8% to $5.33 million for the second quarter of 2016 from $5.43 million for the second quarter of 2015. This decrease was primarily due to the decline in the yield on earning assets from 4.00% during the second quarter of 2015 to 3.80% during the second quarter of 2016.

The tax-equivalent average yield on loans was 4.40% for the second quarter of 2016, down from 4.51% in the second quarter of 2015. Average loan balances increased $2.4 million or 0.5% from $450.2 million during the second quarter of 2015 to $452.6 million during the second quarter of 2016. The decrease in the average yield on loans resulted in a $108,000 or 2.1% decrease in interest and fee income from loans for the second quarter of 2016, compared with the same period in 2015. On a tax equivalent basis, interest and fee income on loans decreased $114,000 or 2.3%.

Average investment security balances decreased $2.9 million from $57.4 million in the second quarter of 2015 to $54.5 million in the second quarter of 2016. The tax-equivalent average yield on investments decreased from 2.70% for the second quarter of 2015 to 2.55% for the second quarter of 2016.  Interest and dividend income on security investments decreased $36,000, from $356,000 for the second quarter of 2015 to $320,000 for the second quarter of 2016. Interest income on deposits in other banks increased $44,000 from second quarter 2015 to second quarter 2016 resulting from a $18.3 million increase in average interest-bearing balances held at the Federal Reserve, as well as an increase in the average rate earned from 0.32 %  for the quarter ended June 30, 2015 to 0.52 % for the quarter ended June 30, 2016.

Total interest expense decreased $60,000 or 11.6% from $516,000 for the second quarter of 2015 to $456,000 for the second quarter of 2016 primarily due to the decline in rate and average balances of time deposits.

Interest paid on deposits decreased $59,000 or 15.3% from $385,000 for the second quarter of 2015 to $326,000 for the second quarter of 2016.   Average balances on time deposits declined $10.5 million or 14.0% from $75.1 million to $64.6 million while the average rate decreased from 1.21% for the second quarter of 2015 to 0.85%  for the second quarter of 2016, resulting in $90,000 less interest expense.  Average money market account balances increased $2.6 million from the second quarter of 2015 to the second quarter of 2016 while the rate was constant at 0.21%, resulting in an increase of $2,000 in interest expense.  Average savings account balances increased $3.0 million or 3.7% from the second quarter of 2015 to the second quarter of 2016, and the average rate increased from 0.10% for the quarter ended June 30, 2015 to 0.11% for the quarter ended June 30, 2016, resulting in an increase of $2,000 of interest expense for the second quarter of 2016.  Average interest bearing checking balances increased $24.0 million or 11.4%  from the second quarter of 2015 to the second quarter of 2016, while the average rate increased from 0.21% for three months ended June 30, 2015 to 0.24 % for the three months ended June 30, 2016, resulting in an increase of $27,000 in checking interest expense over the two periods.

Interest expense on FHLB advances was $81,000 for both of the three months ended June 30, 2016 and 2015, respectively. Interest expense on capital securities was $49,000 and $50,000 for the each of the second quarters of 2016 and 2015, respectively.

The average rate on total interest-bearing liabilities decreased from 0.47% in the second quarter of 2015 to 0.40% for the second quarter of 2016.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$445,762	$4,883	4.41%	$442,249	$4,972	4.51%
Tax-exempt (1)	4,987	67	5.38%	6,259	92	5.91%
Nonaccrual (2)	1,879	-	0.00%	1,691	-	0.00%
Total Loans	452,628	4,950	4.40%	450,199	5,064	4.51%

Securities
Taxable	48,849	268	2.19%	51,278	300	2.35%
Tax-exempt (1)	5,645	80	5.65%	6,083	86	5.66%
Total securities	54,494	348	2.55%	57,361	386	2.70%

Deposits in banks	61,215	79	0.52%	42,925	35	0.32%
Federal funds sold	8	-	0.36%	10	-	0.16%
Total earning assets	568,345	5,377	3.80%	550,495	$5,485	4.00%

Less: Reserve for loan losses	(5,245)			(5,407)
Cash and due from banks	4,523			5,240
Bank premises and equipment, net	20,147			20,897
Other real estate owned	1,357			1,411
Other assets	27,166			25,519
Total Assets	$616,293			$598,155

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$98,722			$96,196

Interest-bearing deposits
Checking accounts	234,142	$137	0.24%	210,143	$110	0.21%
Money market accounts	56,142	30	0.21%	53,576	28	0.21%
Savings accounts	84,394	23	0.11%	81,406	21	0.10%
Time deposits	64,606	136	0.85%	75,139	226	1.21%
Total interest-bearing deposits	439,284	326	0.30%	420,264	385	0.37%

Federal funds purchased	7	-	0.00%	6	-	0.00%
Federal Home Loan Bank advances	12,980	81	2.50%	13,049	81	2.49%
Capital securities of subsidiary trust	4,124	49	4.84%	4,124	50	4.83%
Total interest-bearing liabilities	456,395	456	0.40%	437,443	516	0.47%

Other liabilities	7,612			8,451
Shareholders' equity	53,564			56,065
Total Liabilities & Shareholders' Equity	$616,293			$598,155

Net interest income (tax equivalent basis)		$4,921	3.40%		$4,969	3.53%
Less: tax equivalent adjustment		52			60
Net interest income		$4,869			$4,909

Interest expense as a percent of average earning assets			0.32%			0.38%
Net interest margin			3.48%			3.62%

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

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(89)	$39	$(128)
Loans; tax-exempt (1)	(25)	(18)	(7)
Securities; taxable	(32)	(14)	(18)
Securities; tax-exempt (1)	(6)	(6)	-
Deposits in banks	44	15	29
Federal funds sold	-	-	-
Total Interest Income	(108)	16	(124)

Interest Expense
Checking accounts	27	13	14
Money market accounts	2	2	-
Savings accounts	2	1	1
Time deposits	(90)	(32)	(58)
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	-	-	-
Capital securities of subsidiary trust	(1)	-	(1)
Total Interest Expense	(60)	(16)	(44)
Net Interest Income	$(48)	$32	$(80)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was a negative $1.13 million in the provision for loan losses made during the second quarter of 2016 compared with $100,000 for the second quarter of 2015. The amount of the provision for (recovery of) loan loss is based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, the impact of economic conditions on borrowers, changes in loan review, classifications, lending staff and underwriting standards. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $1.23 million period to period change in the provision for loan losses primarily reflects the approximately $1.4 million recovery on five commercial and industrial loans charged off during the fourth quarter of 2015. Total recoveries, net of loan charge-offs, was $1.3 million for the six months ended June 30, 2016.  This was partially offset by the growth in loans since December 31, 2015 and increases in specific reserves on impaired loans and qualitative factors related to substandard loans. The change in allocation of the provision among loan categories is due to the varying degrees of loan growth, changes in credit quality classifications, charge-offs and recoveries within categories.

OTHER INCOME
Total other income decreased by $358,000 or 21.1% for the second quarter of 2016 from $1.70 million in the second quarter of 2015. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The decrease in other income was partially due to a $143,000 decrease in trust and estate income, a $114,000 decrease in other service charges, and a  $77,000 decrease in service charges on deposit accounts during the second quarter of 2016 compared with the second quarter of 2015.

Trust and estate income decreased $143,000 or 28.8% from the second quarter of 2015 to the second quarter of 2016 primarily due to the negative impact caused by the departure of two investment management personnel during September 2015. Management believes that there may be an approximate $500,000 annual reduction in fees on managed investment accounts and related assets during 2016 as result of their departures.

Brokerage service revenues decreased from $64,000 for the second quarter of 2015 to $40,000 for the second quarter of 2016 due in part to fewer transactions and the effect of transitioning some clients from a transaction-based fee structure to a managed asset fee structure.

Service charges on deposit accounts decreased $77,000 or 12.8% to $523,000 for the second quarter of 2016 compared to one year earlier.  The reason for the change is difficult to determine, but may be due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology. Other reasons which may have contributed to the decline in service charges on deposit accounts include the decline in gas prices, which reduced consumers overall expenditures and increased the relative level of available cash in their deposit accounts.

Other service charges, commissions and fees decreased $114,000 or 21.3% from $535,000 in second quarter of 2015 to $421,000 in the second quarter of 2016 partially due to debit card interchange income, net, which totaled $312,000 and $371,000 for the second quarters of 2016 and 2015, respectively, resulting from additional expense related to EMV/chip-and-PIN card reissue. In addition, the timing in recognition of passive tax losses on community development tax credit programs reduced other service charges an additional $74,000 over the same respective periods.

OTHER EXPENSE
Total other expense increased $65,000 or 1.3% during the second quarter of 2016 compared with the second quarter of 2015, primarily due to the increase in FDIC deposit insurance premium expenses, as well as an increase in legal and consulting expense.

Salaries and employees' benefits decreased $13,000 or 0.5% from second quarter 2015 to second quarter 2016.  The decrease was primarily due to reduction in the accrual for incentive compensation.  In addition, active full-time equivalent employees decreased from 148 as of June 30, 2015 to 144 as of June 30, 2016.

Occupancy expense increased $13,000 or 2.3%, and furniture and equipment expense decreased $3,000 or 1.0%, from second quarter 2015 to second quarter 2016.

Marketing expense decreased $11,000 or 6.5% from the second quarter of 2015 to $157,000 for the second quarter of 2016, primarily due to timing differences with regard to advertising and community marketing initiatives.

Legal, auditing and consulting expense increased $26,000 or 8.9% from the second quarter of 2015 to $317,000 for the second quarter of 2016 primarily due to the increase in legal expense associated with the recovery on loans charged-off in 2015.

Data processing expense decreased $7,000 or 2.2% for the second quarter of 2016 compared with the same time period in 2015  due to the renegotiation of the Bank's contract with its third-party core data processing provider.

FDIC deposit insurance premium expense increased $30,000 from $99,000 for the second quarter of 2015 to $129,000 for the second quarter of 2016 due to historic qualitative factors, such as the large increase in total 2015 loan charge-offs, used to calculate the FDIC deposit insurance premium expense.

Other operating expenses increased $34,000 or 4.5% in the second quarter of 2016 compared with the second quarter of 2015 due to a variety of factors, including an increase in non-loan charge-offs. During the second quarter of 2016, the Bank had non-loan charge-offs of approximately $56,000 compared with $41,000 during the same quarter in 2015.

INCOME TAXES
Income tax expense was $562,000 for the quarter ended June 30, 2016 compared with $305,000 for the quarter ended June 30, 2015. The effective tax rate was 26.5% and 22.5% for the second quarters of 2016 and 2015, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the bank-owned life insurance ("BOLI") purchases, and community development tax credits.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NET INCOME
Net income of $2.17 million for the six months ended June 30, 2016 was a 21.0% increase from the net income for the six months ended June 30, 2015 of $1.79 million. Earnings per share on a fully diluted basis were $0.58 for the six months ended June 30, 2016 compared with $0.48 for the six months ended June 30, 2015. Profitability as measured by return on average assets increased from 0.60% in the six months ended June 30, 2015 to 0.72% for the same period in 2016. Profitability as measured by return on average equity increased from 6.47% to 8.18% over the same respective six months in 2015 and 2016. The increase in net income was primarily due to a $933,000 recovery of loan loss provision for the six months ended June 30, 2016 compared with a $100,000 provision for the six months ended June 30, 2015.  This was partially offset by the $248,000 decrease in total other income and an $186,000 increase in total other expense.

NET INTEREST INCOME AND EXPENSE
Net interest income decreased $36,000 or 0.4% to $9.69 million for the six months ended June 30, 2016 from $9.72 million for the six months ended June 30, 2015.  The Company's net interest margin decreased from 3.61 % for the six months ended June 30, 2015 to 3.53 % for the six months ended June 30, 2016.

Total interest income decreased $216,000 or 2.0% to $10.58 million for the six months ended June 30, 2016 from $10.80 million for the six months ended June 30, 2015. This decrease was primarily due to a 14 basis point decline in the yield on average earning assets over the respective time periods on a tax equivalent basis.

The tax-equivalent average yield on loans was 4.40% for the six months ended June 30, 2016, down from 4.54% during the same time period in the prior year. Average loan balances increased $3.3 million or 0.7% to $449.5 million during the six months ended June 30, 2016 from $446.2 million during the six months ended June 30, 2015. The decrease in yield, partially offset by the increase in average balances, resulted in a $203,000 or 2.0% decline in interest and fee income from loans for the six months ended June 30, 2016 compared with the same period in 2015. On a tax equivalent basis, the decrease in interest and fee income on loans was $215,000 or 2.2%.

Average investment security balances decreased $3.3 million from $57.7 million for the six months ended June 30, 2015 to $54.3 million in the six months ended June 30, 2016. The tax-equivalent average yield on investments decreased from 2.73% to 2.59% over the same respective time periods.  Interest and dividend income on security investments decreased $80,000 or 11.0%, from $729,000 million for the six months ended June 30, 2015 to $649,000 for the six months ended June 30, 2016. On a tax equivalent basis, the decrease was $84,000 or 10.7%.

Interest income on deposits in other banks increased $67,000 from $73,000 to $140,000 over the first six months of 2016 compared with the same period in the prior year primarily due to the increase in market rates paid on short term deposits at the Federal Reserve Bank of Richmond.

Total interest expense decreased $180,000 or 16.7% from $1.08 million for the six months ended June 30, 2015 to $0.90 million for the six months ended June 30, 2016, due to the decline in interest paid on time deposits.

Interest paid on deposits decreased $181,000 or 22.2% from $816,000 for the six months ended June 30, 2015 to $635,000 for the six months ended June 30, 2016.   Average balances on time deposits declined $15.1 million or 19.0% from $79.3 million to $64.2 million while the average rate decreased from 1.27% to 0.85% from the six months ended June 30, 2015 to the six months ended June 30, 2016, resulting in $228,000 less interest expense.  Average money market accounts increased $1.8 million or 3.4% from the six months ended June 30, 2015 to the six months ended June 30, 2016 while the rate was constant for both periods at 0.21%, resulting in $2,000 additional interest expense.  Average savings account balances increased $5.2 million from the six months ended June 30, 2015 to the six months ended June 30, 2016, while their average rate increased from 0.10% to 0.11% over the same respective periods, resulting in $5,000 of additional interest expense for the six months ended June 30, 2016.  Average interest bearing checking balances increased $16.0 million from the six months ended June 30, 2015 to the six months ended June 30, 2016, while the average rate increased from 0.21 % to 0.23%, resulting in an increase of $40,000 in checking interest expense.

Interest expense on FHLB advances increased $1,000 from the first six months of 2015 to the first six months of 2016. Interest expense on capital securities was $99,000 for both the six months ended June 30, 2016 and 2015.

The average rate on total interest-bearing liabilities decreased from 0.49% for the six months ended June 30, 2015 to 0.40% for the six months ended June 30, 2016.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$442,394	$9,701	4.41%	$438,610	$9,878	4.54%
Tax-exempt (1)	5,268	141	5.38%	6,275	179	5.76%
Nonaccrual (2)	1,864	-	0.00%	1,348	-	0.00%
Total Loans	449,526	9,842	4.40%	446,233	10,057	4.54%

Securities
Taxable	48,663	544	2.23%	51,516	616	2.39%
Tax-exempt (1)	5,665	159	5.63%	6,153	171	5.55%
Total securities	54,328	703	2.59%	57,669	787	2.73%

Deposits in banks	53,250	140	0.53%	45,927	73	0.32%
Federal funds sold	9	-	0.36%	10	-	0.16%
Total earning assets	557,113	$10,685	3.86%	549,839	$10,917	4.00%

Less: Reserve for loan losses	(4,767)			(5,424)
Cash and due from banks	4,732			5,354
Bank premises and equipment, net	20,266			20,973
Other real estate owned	1,357			1,409
Other assets	26,475			25,579
Total Assets	$605,176			$597,730

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$96,209			$92,356

Interest-bearing deposits
Checking accounts	227,087	$259	0.23%	211,120	$219	0.21%
Money market accounts	54,943	58	0.21%	53,114	56	0.21%
Savings accounts	85,454	46	0.11%	80,287	41	0.10%
Time deposits	64,173	272	0.85%	79,260	500	1.27%
Total interest-bearing deposits	431,657	635	0.30%	423,781	816	0.39%

Federal funds purchased	3	-	0.99%	3	-	0.75%
Federal Home Loan Bank advances	12,989	162	2.50%	13,058	161	2.49%
Capital securities of subsidiary trust	4,124	99	4.84%	4,124	99	4.83%
Total interest-bearing liabilities	448,773	896	0.40%	440,966	1,076	0.49%

Other liabilities	6,857			8,570
Shareholders' equity	53,337			55,838
Total Liabilities & Shareholders' Equity	$605,176			$597,730

Net interest income (tax equivalent basis)		$9,789	3.46%		$9,841	3.51%
Less: tax equivalent adjustment		103			119
Net interest income		$9,686			$9,722

Interest expense as a percent of average earning assets			0.32%			0.39%
Net interest margin			3.53%			3.61%

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

	Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$(177)	$85	$(262)
Loans; tax-exempt (1)	(38)	(29)	(9)
Securities; taxable	(72)	(34)	(38)
Securities; tax-exempt (1)	(12)	(14)	2
Deposits in banks	67	12	55
Federal funds sold	-	-	-
Total Interest Income	(232)	20	(252)

Interest Expense
Checking accounts	40	17	23
Money market accounts	2	2	0
Savings accounts	5	3	2
Time deposits	(228)	(95)	(133)
Federal funds purchased	-	-	-
Federal Home Loan Bank advances	1	(1)	2
Capital securities of subsidiary trust	-	-	-
Total Interest Expense	(180)	(74)	(106)
Net Interest Income	$(52)	$94	$(146)

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
The recovery of loan loss provision for the six months ended June 30, 2016 was $933,000 compared with a provision for loan losses of $100,000 for the six months ended June 30, 2015. The amount of the provision for loan loss is based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers, changes in loan review, classifications, lending staff and underwriting standards. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods. The $1.0 million period to period change in the provision for loan losses primarily reflects the approximately $1.4 million recovery on five commercial and industrial loans charged off during the fourth quarter of 2015. This was partially offset by the growth in loans since December 31, 2015 and an increase in specific reserves required on impaired loans and qualitative factors related to substandard loans.

OTHER INCOME
Total other income decreased by $248,000 or 8.3%  from $2.97 million for the six months ended June 30, 2015 to $2.72 million for the six months ended June 30, 2016. The decrease was primarily due to the decline in trust and estate income of $254,000. In addition, service charges on deposit accounts decreased $80,000 over the same period. This was partially offset by an increase in other service charges, commissions and income of $119,000 from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily due to the decrease in the recognition of passive losses within community development tax credit investments.

Trust and estate income decreased $254,000 or 26.6% from the first six months of 2015 to the first six months ended June 30, 2016 due to the decline in managed assets resulting from the departure of two investment management personnel during September 2015.

Brokerage service revenues decreased $33,000 or 22.9% from the first six months of 2015 to the first six months of 2016 due in part to fewer transactions and the effect of transitioning some clients from a transaction-based fee structure to a managed asset fee structure.

Service charges on deposit accounts decreased $80,000 or 7.1% to $1.05 million for the six months ended June 30, 2016 compared to the same period one year earlier.  The reason for the change is difficult to determine, but may be due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology. Other reasons which may have contributed to the decline in service charges on deposit accounts include the decline in gas prices, which reduced consumers overall expenditures and increased the relative level of cash in their deposit accounts.

Other service charges, commissions and fees increased $119,000 or 16.0% from $743,000 during the six months ended June 30, 2015 to $862,000 during the six months ended June 30, 2016, primarily due to the larger recognition of passive losses within community development tax credit investments during the first six months of 2015 compared with 2016.  These losses were $126,000 in the first six months of 2016 compared with $275,000 in the first six months of 2015. These passive losses will be more than offset in future periods by federal tax credits related to low/moderate income housing and/or buildings of historical significance.  Also included in other service charges, commissions, and income is ATM/debit card interchange income which totaled $573,000 and $623,000 for the first six months of 2016 and 2015, respectively, resulting from additional expense related to EMV/chip and PIN card reissue. Also included is BOLI income, which was $181,000 during the six months ended June 30, 2016, compared with $184,000 one year earlier.

OTHER EXPENSE
Total other expense increased $186,000 or 1.8% during the six months ended June 30, 2016 compared with the six months ended June 30, 2015. The increase was primarily due to increased expenses related to FDIC deposit insurance premiums, furniture and equipment, and legal fees.

Salaries and employees' benefits decreased $3,000 or 0.1% from the six months ended June 30, 2015 to the six months ended June 30, 2016. Active full-time employees decreased from 148 as of June 30, 2015 to 144 as of June 30, 2016.

Occupancy expense increased $15,000 or 1.3%.

Furniture and equipment expense increased $59,000 or 9.2%, for the six months ended June 30, 2016 compared with the six months ended June 30, 2015, primarily due to increased repairs and technology equipment/software purchases.

Marketing expense increased $5,000 or 1.8% from the six months ended June 30, 2015 to $289,000 for the six months ended June 30, 2016.

Legal, accounting and consulting expense increased $36,000 or 6.4% from the six months ended June 30, 2015 to $599,000 for the six months ended June 30, 2016 primarily due to the increase in legal expense associated with the recovery on loans charged-off in 2015, offset somewhat by a decline in consulting fees related to succession planning.

Data processing expense decreased $24,000 or 3.7% for the six months ended June 30, 2016 compared with the same time period in 2015 due to the renegotiation of the Bank's contract with its third-party core data processing provider.

FDIC deposit insurance expense increased $102,000 or 52.8% from $193,000 for the six months ended June 30, 2015 to $295,000 for the six months ended June 30, 2016 due to historic qualitative factors, such as the large increase in total 2015 loan charge-offs, used to calculate the FDIC deposit insurance premium expense.

Other operating expenses decreased $1,000 or 0.1% in the six months ended June 30, 2016 compared with the six months ended June 30, 2015.

INCOME TAXES
Income tax expense was $623,000 for the six months ended June 30, 2016 and $436,000 for the six months ended June 30, 2015. The effective tax rate was 22.3% and 19.6% for the first six months of 2016 and 2015, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI purchases, and community development tax credits.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2016  AND DECEMBER 31, 2015
Total assets were $619.2 million at June 30, 2016 compared with $601.4 million at December 31, 2015, an increase of 3.0% or $17.8 million. Balance sheet categories reflecting significant changes include interest-bearing deposits in other banks, securities available for sale, loans, OREO, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $62.3 million at June 30, 2016, an increase of $14.3 million from December 31, 2015. The increase in this account is primarily due to the increase in deposits, which increased the amount of excess liquidity in the Bank.

SECURITIES AVAILABLE FOR SALE. Securities available for sale were $50.7 million at June 30, 2016 compared with $55.2 million at December 31, 2016, a decrease of 8.2% or $4.5 million. The decrease in this account is primarily due to maturities and calls on U.S. Government corporation and agency securities.

LOANS, NET.  Loans, net of allowance for loan losses, were $451.1 million at June 30, 2016, reflecting an increase of $8.4 million or 1.9 % from $442.7 million at December 31, 2015, primarily as a result of commercial real estate loans and 1-4 family first mortgages, which grew $3.7 million and $6.8 million, respectively, over the same period. This was partially offset by declines of $1.4 million in guaranteed student loans and $0.3 million in commercial and industrial loans.

OTHER REAL ESTATE OWNED, NET. Other real estate owned, net, increased $112,000 to $1.5 million at June 30, 2016 due to the surrender of one single-family residential property. The remaining OREO consists of 47 acres of undeveloped land in Opal, Virginia.

DEPOSITS. For the six months ended June 30, 2016, total deposits increased by $16.1 million or 3.1% when compared with total deposits at December 31, 2015. Non-interest-bearing deposits increased $2.6 million to $99.6 million, while interest-bearing deposits increased by $13.5 million to $440.7 million at June 30, 2016 from December 31, 2015. Included in interest-bearing deposits at both June 30, 2016 and December 31, 2015 were $20.1 million and $20.5 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $20.1 million in brokered deposits, $12.4 million represent deposits of Bank customers, exchanged through the CDARS and ICS networks.  With the CDARS and ICS programs, funds are placed into certificate of deposits or money market accounts issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The increase in the Bank's interest-bearing deposits during the first six months of 2016 were the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank's funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2016 and beyond through the expansion of its branch network, as well as by offering value-added interest checking and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $3.5 million or 0.56% of total assets at June 30, 2016, compared with $3.2 million or 0.53% of total assets at December 31, 2015, and $2.7 million or 0.46% of total assets at June 30, 2015. There were no non-performing pooled trust preferred bonds at June 30, 2016 and non-performing assets were comprised solely of $1.5 million of OREO and $2.0 million of non-accrual loans. Non-accrual loans as a percentage of total loans were 0.44% at June 30, 2016, compared with 0.41% and 0.19% at December 31, 2015 and June 30, 2015, respectfully.

Student loans that were past due 90 days or more and still accruing interest totaled $1.9 million at June 30, 2016, $2.8 million at December 31, 2015 and $3.2 million at June 30, 2015.  These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.  There were no other loans that were past due 90 days or more and still accruing interest at June 30, 2016, December 31, 2015 and June 30, 2015.  During the six months ended June 30, 2016, there were no loans newly identified as TDRs.  At the end of the quarter, 12 TDRs, totaling $7.0 million, were in the loan portfolio.  Eight of the loans, totaling $5.4 million, were on accrual status and performing in accordance with the modified terms. The remaining four loans, totaling $1.6 million, remained in nonaccrual status due to irregular payments.  Appropriate specific reserves have been established where needed.  Restructured loans are included in the specific reserve calculation in the allowance for loan losses and are included in impaired loans.

For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

At June 30, 2016, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities exceeded 5% of total gross loans. The largest industry concentration of loans and loan commitments at June 30, 2016 was approximately $17.6 million of loans to customers in the childcare industry, or 3.9% of total gross loans and 28.8% of risk-based capital.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for commercial construction and land loans and (b) 300% for permanent investor commercial real estate loans. As of June 30, 2016, commercial construction and land loans were $37.5 million or 61.6% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $129.3 million or 212.4% of the concentration guideline.

CONTRACTUAL OBLIGATIONS
As of June 30, 2016, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2016, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table provides information on the regulatory capital ratios for the Bank at June 30, 2016 and December 31, 2015. Management believes that the Bank exceeds all capital adequacy requirements of Basel III, including the conservation buffer, as of June 30, 2016.

Risk Based Capital Ratios

	June 30, 2016	December 31, 2015
(Dollars in thousands)
Tier 1 Capital:
Common Equity	$56,180	$54,699

Less: Unrealized loss on securities available for sale, net	(252)	(229)
Less: Accumulated net loss on supplemental retirement plans	(41)	(41)
Total Tier 1 Capital	56,473	54,969

Tier 2 Capital:
Allowable allowance for loan losses	4,601	4,193
Unrealized loss on equity securities, net	4	-

Total Capital:	$61,078	$59,162

Risk Weighted Assets:	$475,080	$472,268

Regulatory Capital Ratios:
Leverage Ratio	9.19%	9.13%
Common Equity Tier 1 Capital Ratio	11.89%	11.64%
Tier 1 Capital Ratio	11.89%	11.64%
Total Capital Ratio	12.86%	12.53%

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $53.9 million at June 30, 2016 compared with $52.6 million at December 31, 2015 and $56.1 million at June 30, 2015. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  On January 21, 2016, the Company's Board of Directors authorized the Company to repurchase up to 112,336 shares (3% of common stock outstanding on January 1, 2016) beginning January 1, 2016 and continuing until the next Board reset.  During the six months ended June 30, 2016, 2,130 shares of common stock were repurchased. Accumulated other comprehensive income/loss was an unrealized loss, net of tax benefit, of $586,000 at June 30, 2016 compared with an unrealized loss, net of tax benefit, of $460,000 at December 31, 2015 and $212,000 at June 30, 2015.

As discussed in "Junior Subordinated Debt" in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of June 30, 2016, the Bank falls into the "well capitalized" category as defined by the appropriate regulatory authorities.

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $67.2 million at June 30, 2016 compared with $53.2 million at December 31, 2015. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $5.6 million was unpledged and readily salable at June 30, 2016. Furthermore, the Bank has an available line of credit with the FHLB with a borrowing limit of approximately $106.8 million at June 30, 2016 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $63.5 million. At June 30, 2016, $13.0 million of the FHLB line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2016 and December 31, 2015. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$63,495	$-	$63,495	$59,842	$-	$59,842
Federal Home Loan Bank advances	106,754	12,972	93,782	102,172	13,007	89,165
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			41,038			28,112
Securities, available for sale and unpledged at fair value			5,640			7,540
Total short-term funding sources			$203,955			$184,659

Uses:
Unfunded loan commitments and lending lines of credit			$63,119			$66,698
Letters of credit			2,247			2,516
Total potential short-term funding uses			$65,366			$69,214

Ratio of short-term funding sources to potential short-term funding uses			312.0%			266.8%

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 21, 2016, the Company's Board of Directors authorized the Company to repurchase up to 112,336 shares (3% of common stock outstanding on January 1, 2016) beginning January 1, 2016 and continuing until the next Board reset.  During the six month period ended June 30, 2016, 2,130 shares of common stock were repurchased at an average price of $15.65 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	By-laws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed February 22, 2016.

10.21	Employment Agreement, dated June 6, 2016, between Fauquier Bankshares, Inc., The Fauquier Bank, and Marc J. Bogan, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed June 7, 2016.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101.00
The following materials from the Company's Form 10-Q Report for the quarterly period ended June 30, 2016, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated:  August 12, 2016

/s/ Eric P. Graap
Eric P. Graap
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:  August 12, 2016