Form 10-K
period 2016-12-31
FAUQUIER BANKSHARES, INC.
filed 2017-03-24
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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
(Do not check if smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant's common shares held by "non-affiliates" of the registrant, based upon the closing sale price of its common stock on the NASDAQ Capital Market on June 30, 2016, was $52.0 million. Shares held by each executive officer, director and holder of 10% or more of the registrant's outstanding common stock have been excluded as shares held by affiliates. Such determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 3,769,201 shares of common stock outstanding as of March 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2017 Annual Meeting of Shareholders to be held on May 16, 2017 are incorporated by reference into Part III of this Form 10-K.

ITEM 1. BUSINESS

GENERAL

Fauquier Bankshares, Inc. ("the Company") was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank"). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,753,919 shares of common stock, par value $3.13 per share, held by approximately 334 holders of record on December 31, 2016. The Bank has 11 full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville and Centreville Road-Manassas, Virginia. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

THE FAUQUIER BANK

The Bank's general market area principally includes Fauquier County, Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C. The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The basic services offered by the Bank include: interest and non-interest bearing demand deposit accounts, money market deposit accounts, negotiable order of withdrawal ("NOW") accounts, time deposits, safe deposit services, automated teller machines ("ATM"), debit and credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier's checks, domestic and international collections, savings bonds, automated teller services, drive-in tellers, mobile and internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides ATM cards, as a part of the Maestro, Accel - Exchange, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks. The Bank also is a member of the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS"), to provide customers multi-million dollar FDIC insurance on certificate of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

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

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank's lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank ("FHLB") of Atlanta. Additional revenues are derived from fees for deposit-related and WMS-related services. The Bank's principal expenses are salaries and benefits and occupancy expense.

As is the case with banking institutions generally, the Bank's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve"). As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the Virginia State Corporation Commission ("SCC"). Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "Competition" below.

As of December 31, 2016, the Company had total consolidated assets of $624.4 million, total consolidated loans net of allowance for loan losses of $458.6 million, total consolidated deposits of $546.2 million, and total consolidated shareholders' equity of $54.5 million.

LENDING ACTIVITIES

The Bank offers a range of lending services, including real estate and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans, net of allowance, at December 31, 2016 were $458.6 million, or 73.4% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, sub-prime loans or loans for highly leveraged transactions.

The Bank's general market area for lending consists of Fauquier and Prince William Counties, Virginia and the neighboring communities. There is no assurance that this area will experience economic growth. Continued adverse economic conditions in any one or more of the industries operating in Fauquier or Prince William Counties, sluggishness in general economic conditions, and/or declines in the market value of local commercial and/or residential real estate may have an adverse effect on the Company and the Bank.

The Bank's loans are concentrated in the following areas: residential real estate loans, commercial real estate loans, construction and land loans, commercial and industrial loans, consumer loans, and U.S. Government guaranteed student loans. The majority of the Bank's loans are made on a secured basis. As of December 31, 2016, approximately 91.0% of the loan portfolio consisted of loans secured by mortgages on real estate. Income from loans decreased $157,000 to $19.9 million for 2016 compared with $20.1 million for 2015 due to the decline in the average rate received, partially offset by the increase in average loans balances.

LOANS SECURED BY REAL ESTATE

ONE TO FOUR ("1-4") FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank's 1-4 family residential real estate loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities but utilizing amortization schedules of 30 years or less. As of December 31, 2016, the Bank's 1-4 family residential loans amounted to $162.4 million, or 35.1% of the total loan portfolio. Substantially, the Bank's entire single-family residential mortgage loans are secured by properties located in the Bank's market area. The Bank requires private mortgage insurance if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

HOME EQUITY LINES OF CREDIT LOANS. The Bank's home equity line of credit loan portfolio primarily consists of conventional loans, generally with variable interest rates that are tied to the Wall Street Journal prime rate and with 10 year terms. As of December 31, 2016, the Bank's home equity loans amounted to $43.9 million, or 9.5% of the total loan portfolio. Substantially, the Bank's entire home equity line of credit loan portfolio is secured by properties located in the Bank's market area. The Bank allows a maximum loan-to-value ratio of 85% of the value of the property held as collateral at the time of origination.

CONSTRUCTION AND LAND LOANS. The majority of the Bank's construction and land loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2016, the Bank's construction and land loans totaled $49.8 million, or 10.7% of the total loan portfolio. Included in the $49.8 million of construction and land loans are $9.1 million of commercial acquisition and development loans, $30.9 million of raw land loans and $1.9 million of agricultural land loans.

COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate comprised $165.3 million, or 35.7% of total loans at December 31, 2016, and consist principally of commercial loans for which real estate constitutes a source of collateral. Approximately $76.1 million or 46.0% of commercial real estate loans are owner-occupied. Approximately $3.2 million or 2.0% of commercial real estate loans are tax exempt loans to local governmental entities. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

COMMERCIAL LOANS

The Bank's commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 82.4% of the Bank's commercial loans, on a dollar-value basis, and the remaining 17.6% of commercial loans are on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank's loan officers. Certain credit risks are inherent in originating and keeping loans on the Bank's balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $25.7 million or 5.6% of total loans at December 31, 2016.

CONSUMER AND STUDENT LOANS

The Bank's consumer loans include loans to individuals such as auto loans, credit card loans and overdraft loans. The consumer loan portfolio was $3.1 million or 0.7% of total loans at December 31, 2016.

The Bank has U.S. Government guaranteed student loans, which were purchased through and serviced by a third party and have a variable rate of interest. The U.S. Government guaranteed student loan portfolio was $13.0 million or 2.8% of total loans at December 31, 2016.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers its regular savings, demand, NOW, premium NOW, money market deposit accounts, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 93.9% of the Bank's total deposits at December 31, 2016. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 through $250,000, and time deposits greater than $250,000 made up approximately 3.6% and 2.5%, respectively, of the Bank's total deposits at December 31, 2016. During 2016, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank's deposits are generated from Fauquier and Prince William Counties, Virginia.  Included in interest-bearing deposits at December 31, 2016 were $15.6 million of brokered deposits, or 2.9% of total deposits. Of the brokered deposits, $11.3 million or 2.1% of total deposits represent a reciprocal arrangement for existing Bank customers who desire FDIC insurance for deposits above current limits.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock and equity securities. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank's total unrestricted and restricted investments, at fair value, were $50.0 million and $1.8 million, respectively, or 8.0% and 0.3% of total assets, respectively, at December 31, 2016. During 2016, income from investments totaled $1.3 million, consisting of $1.3 million of interest and dividend income and $1,000 in gains on the sale/calls of investments.

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

BANK REGULATION. The Bank is chartered under the laws of the Commonwealth of Virginia. The FDIC insures the deposits of the Bank's customers to the maximum extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the Federal Reserve and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to the Bank's directors, officers and employees; requirements on the opening and closing of branch offices; requirements regarding the maintenance of prescribed regulatory capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. The Bank, as a Virginia chartered commercial bank, is subject to extensive regulatory examination and supervision by the SCC. The SCC also has broad enforcement powers over the Bank, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the Bank's assets for the benefit of depositors and other creditors.

The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency's assessment of a bank's record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank received a rating of "satisfactory" at its last CRA performance evaluation as of February 9, 2015.

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

Also, on April 1, 2011, the FDIC began utilizing a risk-based assessment system that imposed insurance premiums based upon a risk category matrix that took into account a bank's capital level and supervisory rating. Effective, July 1, 2016, the FDIC again changed its deposit insurance pricing and eliminated all risk categories and now uses the "financial ratios method" based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk ("CAMELS"). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

The FDIC's "reserve ratio" of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF's minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule grants credits to smaller banks for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15% to 1.35%. Prior to when the new assessment system became effective, the Bank's overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest risk category under the former FDIC assessment rules. In 2016 and 2015, the Company recorded expense of $489,000 and $386,000, respectively, for FDIC insurance premiums.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which are being phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The phase in of the capital conservation buffer requirement began on January 1, 2016 at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

As of December 31, 2016, the Tier 1 and total capital to risk-weighted assets ratios of the Bank were 12.2% and 13.2%, respectively, thus exceeding the minimum requirements. The common equity Tier 1 capital ratio and leverage ratio of the Bank were 12.2% and 9.2%, respectively, as of December 31, 2016, well above the minimum requirements. Based on management's understanding and interpretation of the new capital rules, it believes that, as of December 31, 2016, the Company and the Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

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

Immediately upon becoming "undercapitalized," a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act ("FDIA"), which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

The new capital requirement rules issued by the Federal Reserve incorporated new requirements into the prompt corrective action framework, pursuant to Section 38 of the FDIA, by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules. The Bank meets the definition of being "well capitalized" as of December 31, 2016.

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

MORTGAGE BANKING REGULATION. The Bank's mortgage banking activities are subject to the rules and regulations of, and examination by the Department of Housing and Urban Development, the Federal Housing Administration, the Department of Veterans Affairs and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, S.A.F.E. Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2016, the Company had not been made aware of any instances of non-compliance with the guidance.

FUTURE REGULATORY UNCERTAINTY. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material, adverse effect on the business, financial condition and results of operations of the Company and the Bank.

At this time, it is difficult to predict the legislation and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction for financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the business and results of operations of the Company and the Bank, in ways that are difficult to predict.

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

EMPLOYEES

As of December 31, 2016, the Company and the Bank employed 142 full-time employees and 12 part-time employees compared with 139 full-time and 9 part-time employees as of December 31, 2015. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company's SEC filings are filed electronically and are available to the public over the internet at the SEC's website at http://www.sec.gov. In addition, any document filed by the Company with the SEC can be read and copied at the SEC's public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. The Company's website is http://www.tfb.bank. The Company makes its SEC filings available through this website under "Investor Relations," "Documents" as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to Danielle Jenkins, Investor Relations, Fauquier Bankshares, Inc. at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 800-638-3798. The information on the Company's website is not incorporated into this report or any other filing the Company makes with the SEC.

The Company's transfer agent and registrar is American Stock Transfer & Trust Company, LLC and can be contacted by writing to 6201 15th Avenue, Brooklyn, New York 11209 or by phone 800-937-5449. Their website is www.amstock.com.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company under SEC rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns or leases property and operates branches at the following locations except as noted:

Location	Lease/Own	Rent (Annual)	Expiration	Renewal
Main Office * P.O. Box 561 10 Courthouse Square Warrenton, VA 20186	Own	N/A	N/A	N/A

Catlett Office Rt. 28 and 806 Catlett, VA 20119	Own	N/A	N/A	N/A

Sudley Road Office 8091 Sudley Rd. Manassas, VA 20109	Lease	$251,000 for 2017 to 2018; $271,000 for 2019 to 2023; $325,000 for 2024 to 2029	2029	None

New Baltimore Office 5119 Lee Highway Warrenton, VA 20187	Own	N/A	N/A	N/A

The Plains Office 6464 Main Street The Plains, VA 20198	Own	N/A	N/A	N/A

View Tree Property 87 Lee Highway Warrenton, VA 20186	Own	N/A	N/A	N/A

Bealeton Office US Rt. 17 & Station Dr. Bealeton, VA 22712	Own	N/A	N/A	N/A

Haymarket Property Market Square at Haymarket Haymarket, VA 20169	Lease	$216,000 for 2017 and increasing 3% annually	2029	Two additional options for 5 years each

Bristow Property Bristow Shopping Center 10250 Bristow Center Drive Bristow, VA 20136	Lease	$213,000 for 2017 and increasing 3% annually	2019	Two additional options for 5 years

Gainesville Property 7485 Limestone Drive Gainesville, VA 20155	Own	N/A	N/A	N/A

Centreville Road Property 8780 Centerville Road Manassas, VA 20110	Own	N/A	N/A	N/A

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on the NASDAQ Capital Market of the NASDAQ Stock Market LLC ("NASDAQ") under the symbol "FBSS". As of March 17, 2017, there were 3,769,201 shares outstanding of the Company's common stock, which is the Company's only class of stock outstanding. These shares were held by approximately 334 holders of record. As of March 17, 2017, the closing market price of the Company's common stock was $18.37.

The following table sets forth the high and low sales prices as reported by NASDAQ for the Company's common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2016		2015		Dividends per share
	High	Low	High	Low	2016	2015
1st Quarter	$15.96	$14.38	$21.00	$16.04	$0.12	$0.12

2nd Quarter	$15.75	$14.47	$17.99	$15.68	$0.12	$0.12

3rd Quarter	$14.95	$14.13	$16.49	$13.47	$0.12	$0.12

4th Quarter	$16.79	$14.49	$15.90	$14.05	$0.12	$0.12

The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash and capital requirements, and general business conditions. The Company's ability to pay cash dividends will depend entirely upon the Bank's ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2016, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Company without prior regulatory approval totaled $4.5 million.

On an annual basis, the Company's Board of Directors authorizes the number of shares of common stock that can be repurchased. On January 21, 2017, the Board of Directors authorized the Company to repurchase up to 112,336 shares (3% of the shares of common stock outstanding on January 1, 2017) beginning January 1, 2017. During the year ended December 31, 2016, 3,661 shares of common stock were repurchased at an average price of $15.30 per share. No shares were repurchased during the fourth quarter of 2016.

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

Selected Financial Data

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
EARNINGS STATEMENT DATA:
Interest income	$21,574	$21,694	$21,935	$23,045	$24,954
Interest expense	1,843	1,962	2,564	3,062	4,029
Net interest income	19,731	19,732	19,371	19,983	20,925
Provision for (recovery of) loan losses	(508)	8,000	-	1,800	5,807
Net interest income after provision for loan losses	20,239	11,732	19,371	18,183	15,118
Non-interest income	5,296	6,414	6,619	6,551	6,199
Securities gains	1	4	3	144	166
Non-interest expense	20,925	20,186	19,807	19,106	19,070
Income (loss) before income taxes	4,611	(2,036)	6,186	5,772	2,413
Income taxes	937	(1,424)	1,380	1,441	360
Net income (loss)	$3,674	$(612)	$4,806	$4,331	$2,053
PER SHARE DATA:
Net income (loss) per share, basic	$0.98	$(0.16)	$1.29	$1.17	$0.56
Net income (loss) per share, diluted	$0.98	$(0.16)	$1.28	$13.16	$0.55
Cash dividends	$0.48	$0.48	$0.53	$0.48	$0.48
Average basic shares outstanding	3,753,757	3,742,725	3,728,316	3,710,802	3,691,517
Average diluted shares outstanding	3,763,929	3,742,725	3,747,247	3,727,886	3,707,094
Book value at period end	$14.51	$14.06	$14.78	$13.80	$12.92

BALANCE SHEET DATA:
Total assets	$624,445	$601,400	$606,286	$615,774	$601,387
Loans, net	458,608	442,669	435,070	444,710	445,108
Investment securities, at fair value	51,755	56,510	58,700	55,033	50,429
Deposits	546,157	524,294	525,215	540,204	515,134
Shareholders' equity	54,451	52,633	55,157	51,227	47,748

PERFORMANCE RATIOS:
Net interest margin(1)	3.50%	3.62%	3.55%	3.64%	3.85%
Return on average assets	0.60%	(0.10)%	0.80%	0.72%	0.35%
Return on average equity	6.82%	(1.09)%	8.98%	8.89%	4.25%
Dividend payout	49.07%	(293.79)%	41.16%	41.15%	86.41%
Efficiency ratio(2)	82.36%	75.50%	74.96%	70.72%	68.98%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans	0.98%	0.94%	1.22%	1.48%	1.39%
Allowance for loan losses to period end non-performing loans	128.44%	226.77%	439.36%	305.27%	58.76%
Non-performing assets to period end total assets	0.78%	0.53%	0.43%	1.23%	2.06%
Non-performing loans to period end loans	0.76%	0.41%	0.28%	0.48%	2.36%
Net charge-offs (recoveries) to average loans	(0.19)%	2.04%	0.29%	0.31%	1.38%

CAPITAL RATIOS:
Leverage	9.23%	9.13%	9.83%	9.24%	9.12%
Common Equity Tier 1 Capital Ratio	12.22%	11.64%	NA	NA	NA
Tier 1 Capital Ratio	12.22%	11.64%	14.05%	13.28%	12.52%
Total Capital Ratio	13.17%	12.53%	15.30%	14.54%	13.78%

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

INCOME TAXES AND DEFERRED INCOME TAX ASSETS AND LIABILITIES. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no unrecognized tax benefits recorded as a liability as of December 31, 2016 and 2015. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. The Company has no uncertain tax positions.

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

The Company had net income of $3.67 million in 2016 compared with a net loss of $612,000 for 2015. The net loss for 2015 was primarily due to an $8.5 million charge-off on an $8.5 million commercial loan relationship. See Management's Discussion and Analysis of Financial Condition and Results of Operations "Provision for Loan Losses, Allowance for Loan Losses and Asset Quality" for further discussion. The year to year increase in net income was primarily due to an $8.5 million decrease in the provision for loan losses, partially offset by a $1.1 million decrease in other income and a $739,000 increase in other expense. The $8.5 million decrease in the provision for loan losses from 2015 to 2016 was largely in response to the $10.0 million decrease in net loan charge-offs from 2015 to 2016, partially offset by an increase in non-performing loans from $1.8 million at December 31, 2015 to $3.5 million at December 31, 2016. The Company and the Bank's primary operating businesses are in commercial and retail lending, core deposit account relationships, and assets under WMS management. Loans, net of reserve, were $458.6 million at year-end 2016 and $442.7 million at year-end 2015, an increase of 3.6%, compared with an increase of 1.7% from year-end 2014 to year-end 2015. Deposits increased 4.2% from year-end 2015 to year-end 2016 compared with a decrease of 0.2% from year-end 2014 to year-end 2015. The market value of assets under WMS management increased 6.3% from year-end 2015 to year-end 2016, and decreased 19.6% from year-end 2014 to year-end 2015. The changes in assets under WMS management reflect both the changes in the U.S. stock market, as well as the net decrease in WMS customer relationships. Assets under WMS management are not reflected in the Company's consolidated balance sheets.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. Many of these factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management's current projections, net interest income may increase in 2017 with the growth of average loans, but this may be offset in part or in whole by a possible contraction in the Bank's net interest margin resulting from the prolonged historically low levels in market interest rates. The Bank is also subject to a decline in net interest income due to competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

The Bank's non-performing assets totaled $4.9 million or 0.78% of total assets at December 31, 2016, as compared with $3.2 million or 0.53% of total assets at December 31, 2015. There was a $(508,000) provision for (recovery of) loan losses for 2016 compared with $8.0 million for 2015. Net loan recoveries totaled $840,000 or (0.19)% of total average loans for 2016, compared with net loan charge-offs of $9.2 million or 2.04% of total average loans for 2015.

The following table presents a quarterly summary of consolidated net income for the last two years.

Consolidated Net Income

	Three Months Ended 2016				Three Months Ended 2015
(Dollars in thousands, except per share data)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$5,569	$5,423	$5,325	$5,257	$5,436	$5,460	$5,425	$5,373
Interest expense	489	458	456	440	438	448	516	560
Net interest income	5,080	4,965	4,869	4,817	4,998	5,012	4,909	4,813
Provision for (recovery of) loan losses	-	425	(1,133)	200	7,800	100	100	-
Net interest income after provision for (recovery of) loan losses	5,080	4,540	6,002	4,617	(2,802)	4,912	4,809	4,813
Other income	1,283	1,290	1,337	1,386	1,562	1,881	1,695	1,276
Securities gains	-	1	-	-	1	3	-	-
Other expense	5,357	5,017	5,215	5,336	4,609	5,212	5,150	5,215
Income (loss) before income taxes	1,006	814	2,124	667	(5,848)	1,584	1,354	874
Income tax (benefit) expense	198	116	562	61	(2,098)	238	305	131
Net income (loss)	$808	$698	$1,562	$606	$(3,750)	$1,346	$1,049	$743

Net income (loss) per share, basic	$0.22	$0.19	$0.42	$0.16	$(1.00)	$0.36	$0.28	$0.20

Net income (loss) per share, diluted	$0.22	$0.19	$0.42	$0.16	$(1.00)	$0.36	$0.28	$0.20

2016 COMPARED WITH 2015
The Company had net income of $3.67 million in 2016 compared with a net loss of $612,000 for 2015. Net earnings per share on a fully diluted basis were $0.98 in 2016 compared with a net loss per share of $0.16 on a fully diluted basis in 2015. Profitability as measured by return on average equity increased from (1.09)% in 2015 to 6.82% in 2016. Profitability as measured by return on average assets increased from (0.10)% in 2015 to 0.60% in 2016. The year to year increase in net income was primarily due to a $8.5 million decrease in the provision for loan losses, partially offset by a $1.1 million decrease in other income and a $739,000 increase in other expense. The $8.5 million decrease in the provision for loan losses from 2015 to 2016 was largely in response to the $10.0 million decrease in net loan charge-offs from 2015 to 2016, partially offset by an increase in non-performing loans from $1.8 million at December 31, 2015 to $3.5 million at December 31, 2016. See Management's Discussion and Analysis of Financial Condition and Results of Operations "Provision for Loan Losses, Allowance for Loan Losses and Asset Quality" for further discussion.

2015 COMPARED WITH 2014
The Company's net loss of $612,000 in 2015 was an 112.7% decrease from 2014 net income of $4.81 million. Net loss per share on a fully diluted basis was $0.16 in 2015 compared with net earnings per share of $1.28 in 2014. Profitability as measured by return on average equity decreased from 8.98% in 2014 to (1.09)% in 2015. Profitability as measured by return on average assets decreased from 0.80% in 2014 to (0.10)% in 2015. The year to year decrease in net income was primarily due to a $8.0 million increase in the provision for loan losses.

NET INTEREST INCOME AND EXPENSE

2016 COMPARED WITH 2015
Net interest income remained relatively flat at $19.73 million for the year ended December 31, 2016 and 2015. The flat net interest income was the result of a decrease in interest income being equally offset by a decrease in interest expense as described below. The Company's net interest margin decreased from 3.62% in 2015 to 3.50% in 2016. Total average earning assets increased from $550.9 million in 2015 to $568.9 million in 2016. The percentage of average earning assets to total assets increased from 92.1% in 2015 to 92.2% in 2016.

Total interest income decreased $120,000 or 0.6% to $21.57 million in 2016 from $21.69 million in 2015. This decrease was due to the 15 basis point decrease in the average yield on assets, partially offset by the increase in total average earning assets of $18.0 million or 3.3%, from 2015 to 2016. The yield on earning assets declined  from 3.98% in 2015 to 3.83% in 2016 due to the decline in market interest rates in the economy at large over the last seven years.

Average total loan balances increased $1.5 million or 0.3% from $451.8 million in 2015 to $453.2 million in 2016. The tax-equivalent average yield on loans decreased to 4.42% in 2016 compared with 4.48% in 2015. Together, this resulted in a $157,000 decrease in interest and fee income from loans for 2016 compared with 2015. On a tax-equivalent basis, the year-to-year decrease in interest and fee income on loans was $186,000.

Average investment security balances decreased $5.5 million from $57.7 million in 2015 to $52.2 million in 2016. The tax-equivalent average yield on investments decreased from 2.71% in 2015 to 2.68% in 2016. Together interest and dividend income on security investments decreased $165,000 from 2015 to 2016 on a tax-equivalent basis.

Interest income on deposits at other banks increased from $139,000 in 2015 to $338,000 in 2016 due to the increase in average balances from $41.5 million in 2015 to $63.5 million in 2016 and an increase in average yield from 0.34% in 2015 to 0.53% in 2016.

Total interest expense decreased $119,000 or 6.1% from $1.96 million in 2015 to $1.84 million in 2016, primarily due to the replacement of more costly time deposits with less expensive demand deposit accounts, NOW accounts, and savings deposits. Interest paid on deposits decreased $111,000 or 7.8% from $1.43 million in 2015 to $1.32 million in 2016. Average NOW deposit balances increased $19.9 million from 2015 to 2016 while the average rate on NOW accounts increased from 0.21% during 2015 to 0.23% during 2016, resulting in $92,000 more interest expense in 2016. Average money market account deposit balances increased $1.7 million from 2015 to 2016, and the average rate on money market account deposits remained at 0.21% for both respective years, resulting in $3,000 more interest expense in 2016. Average savings account deposit balances increased $2.0 million from 2015 to 2016, and the average rate on savings account deposits remained at 0.10%, resulting in no interest expense change in 2016. Average time deposit balances decreased $6.0 million from 2015 to 2016 while the average rate on time deposits decreased from 1.10% to 0.88%, resulting in a decrease of $206,000 in interest expense from 2015 to 2016.

Interest expense on FHLB of Atlanta advances decreased $1,000 from 2015 to 2016 due to a $70,000  decrease in average balances over the same time periods due to an amortizing advance. The interest expense on trust preferred capital securities increased from $199,000 in 2015 to $200,000 in 2016. The average rate on total interest-bearing liabilities decreased from 0.45% in 2015 to 0.41% in 2016.

2015 COMPARED WITH 2014
Net interest income increased $361,000 or 1.9% to $19.73 million for the year ended December 31, 2015 from $19.37 million for the year ended December 31, 2014. The increase in net interest income was primarily due to a reduction in interest expense on deposits as described below. This led to the Company's net interest margin increasing from 3.55% in 2014 to 3.62% in 2015. Total average earning assets decreased from $552.5 million in 2014 to $550.9 million in 2015. The percentage of average earning assets to total assets decreased from 92.4% in 2014 to 92.1% in 2015.

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

Average investment security balances increased $913,000 from $56.8 million in 2014 to $57.7 million in 2015. The tax-equivalent average yield on investments decreased from 2.90% in 2014 to 2.71% in 2015. Together, interest and dividend income on security investments decreased $83,000 from 2014 to 2015.

Interest income on deposits at other banks decreased from $171,000 in 2014 to $139,000 in 2015 due to the decrease in the average balances from $52.9 million in 2014 to $41.5 million in 2015.

Total interest expense decreased $602,000 or 23.5% from $2.56 million in 2014 to $1.96 million in 2015, primarily due to the replacement of more costly time deposits with less expensive demand deposit accounts, NOW accounts, and savings deposits. Interest paid on deposits decreased $608,000 or 29.8% from $2.04 million in 2014 to $ 1.43 million in 2015. Average NOW deposit balances increased $4.9 million from 2014 to 2015 while the average rate on NOW accounts decreased from 0.22% during 2014 to 0.21% during 2015, resulting in $2,000 less interest expense in 2015. Average money market account deposit balances increased $2.8 million from 2014 to 2015, and the average rate on money market account deposits remained at 0.21% for both respective years, resulting in $8,000 more interest expense in 2015. Average savings account deposit balances increased $6.7 million from 2014 to 2015 while the average rate on savings account deposits decreased from 0.11% to 0.10%, resulting in $5,000 more interest expense in 2015. Average time deposit balances decreased $25.7 million from 2014 to 2015 while the average rate on time deposits decreased from 1.44% to 1.10%, resulting in a decrease of $619,000 in interest expense from 2014 to 2015.

Interest expense on FHLB of Atlanta advances decreased $2,000 from 2014 to 2015 due to a $66,000 decrease in average balances over the same time periods. The interest expense on trust preferred capital securities were $199,000 for both 2014 and 2015. The average on total interest-bearing liabilities decreased from 0.57% in 2014 to 0.45% in 2015.

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

Average Balances, Income and Expenses, and Average Yields and Rates

(Dollars in thousands)	12 Months Ended December 31, 2016			12 Months Ended December 31, 2015			12 Months Ended December 31, 2014
Assets	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate
Loans
Taxable	$446,094	$19,783	4.43%	$443,303	$19,884	4.49%	$434,111	$19,973	4.60%
Tax-exempt (1)	4,716	253	5.36%	6,007	338	5.63%	6,527	414	6.34%
Non-accrual (2)	2,436	-		2,457	-		2,125	-
Total Loans	453,246	20,036	4.42%	451,767	20,222	4.48%	442,763	20,387	4.60%

Securities
Taxable	46,501	1,076	2.32%	51,722	1,230	2.38%	50,177	1,276	2.54%
Tax-exempt (1)	5,649	320	5.66%	5,946	331	5.57%	6,578	368	5.60%
Total securities	52,150	1,396	2.68%	57,668	1,561	2.71%	56,755	1,644	2.90%

Deposits in banks	63,534	338	0.53%	41,480	139	0.34%	52,931	171	0.32%
Federal funds sold	9	-	0.37%	9	-	0.17%	11	-	0.20%
Total earning assets	$568,939	$21,770	3.83%	$550,924	$21,922	3.98%	$552,460	$22,202	4.02%

Less: Reserve for loan losses	(4,695)			(5,730)			(6,862)
Cash and due from banks	4,728			5,308			5,123
Bank premises and equipment, net	19,990			20,807			19,954
Other real estate owned	1,384			1,516			1,961
Other assets	26,447			25,536			25,214
Total Assets	$616,793			$598,361			$597,850

Liabilities & Shareholders' Equity
Deposits
Demand deposits	$102,403			$96,538			$89,240

Interest-bearing deposits
NOW accounts	231,142	$535	0.23%	211,273	$443	0.21%	206,343	$445	0.22%
Money market accounts	54,511	115	0.21%	52,787	112	0.21%	50,027	104	0.21%
Savings accounts	84,660	85	0.10%	82,626	85	0.10%	75,908	80	0.11%
Time deposits	66,027	584	0.88%	72,056	790	1.10%	97,786	1,409	1.44%
Total interest-bearing deposits	436,340	1,319	0.30%	418,742	1,430	0.34%	430,064	2,038	0.47%

Federal funds purchased	2	-	0.99%	1,415	8	0.53%	2	-	0.79%
Federal Home Loan Bank advances	12,971	324	2.50%	13,041	325	2.49%	13,107	327	2.49%
Capital securities of subsidiary trust	4,124	200	4.84%	4,124	199	4.83%	4,124	199	4.83%
Total interest-bearing liabilities	453,437	1,843	0.41%	437,322	1,962	0.45%	447,297	2,564	0.57%

Other liabilities	7,114			8,543			7,796
Shareholders' equity	53,839			55,958			53,517

Total Liabilities & Shareholders' Equity	$616,793			$598,361			$597,850

Net interest income (tax equivalent basis)		19,927	3.42%		19,960	3.53%		19,638	3.45%
Less: tax equivalent adjustment		196			228			(93)
Net interest income		$19,731			$19,732			$19,731

Interest expense as a percent of average earning assets			0.32%			0.36%			0.46%
Net interest margin			3.50%			3.62%			3.55%

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

Rate / Volume Variance

	2016 Compared to 2015			2015 Compared to 2014
(In thousands)	Change	Due to Volume	Due to Rate	Change	Due to Volume	Due to Rate
Interest Income
Loans; taxable	$(101)	$125	$(226)	$(89)	$423	$(512)
Loans; tax-exempt (1)	(85)	(73)	(12)	(76)	(33)	(43)
Securities; taxable	(154)	(124)	(30)	(46)	39	(85)
Securities; tax-exempt (1)	(11)	(16)	5	(37)	(36)	(1)
Deposits in banks	199	74	125	(32)	(37)	5
Federal funds sold	-	-	-	-	-	-
Total Interest Income	(152)	(14)	(138)	(280)	356	(636)

Interest Expense
Checking accounts	92	42	50	(2)	11	(13)
Money market accounts	3	4	(1)	8	6	2
Savings accounts	-	2	(2)	5	7	(2)
Time deposits	(206)	(66)	(140)	(619)	(370)	(249)
Federal funds purchased and securities sold under agreements to repurchase	(8)	(8)	-	8	-	8
Federal Home Loan Bank advances	(1)	(2)	1	(2)	(2)	-
Capital securities of subsidiary trust	1	-	1	-	-	-
Total Interest Expense	(119)	(28)	(91)	(602)	(348)	(254)
Net Interest Income	$(33)	$14	$(47)	$322	$704	$(382)

(1)  Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES, AND ASSET QUALITY

There was a $(508,000) provision for (recovery of) loan losses during 2016. There was an $8.0 million provision for loan losses for 2015, and no provision was provided for in 2014. The amount of the provision for loan loss for 2016, 2015, and 2014 was based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and non-performing loans, estimated values of collateral, and the impact of economic conditions on borrowers. The loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends are also utilized in the determining the allowance. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The $8.5 million decrease in the provision for loan losses from 2015 to 2016 was largely in response to the $10.0 million decrease in net loan charge-offs from 2015 to 2016, offset somewhat by an increase in specific reserves on impaired loans and an increase in nonperforming loans.

The ratio of allowance for loan losses as a percentage of total loans increased from 0.94% in 2015 to 0.98% in 2016, and the ratio of allowance for loan losses as a percentage of non-performing loans declined from 227% to 128% over the same time period. During 2016, four loan relationships, which totaled $1.7 million at December 31, 2016, were added to non-performing loans. Non-performing loans increased from $1.8 million at December 31, 2015 to $3.5 million at December 31, 2016. The increase in non-accrual loans from 2015 to 2016 was the major factor in the year-end 2015 to year-end 2016 increase in the allowance for loan losses.

The $8.0 million increase in the provision for loan losses from 2014 to 2015 was largely in response to the $7.9 million increase in net loan charge-offs in 2015 from 2014 as a result of the $8.5 million charge-off on a commercial and industrial loan relationship made up of five loans with one borrower.

LOAN PORTFOLIO

At December 31, 2016, 2015, and 2014, net loans accounted for 73.4%, 73.6%, and 71.8% of total assets, respectively, and were the largest category of the Company's earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

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

ASSET QUALITY

Non-performing assets, in most cases, consist of loans, other real estate owned, repossessed property such as automobiles, and loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans and investments that are 90 days or more past due, as well as borrowers that have suffered financial distress, to determine if they should be placed on non-accrual status. Factors considered by management include the net realizable value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency.

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

A TDR identification process has been established using a template of questions that determine whether a borrower is experiencing financial difficulty and, if so, whether the Bank has granted a concession to the borrower by modifying the loan. Then, mitigating factors are evaluated to determine a final conclusion as to the whether the loan should be classified as a TDR. Once a loan has been identified as a TDR, it remains so until it is paid off according to the modified terms or until it reverts to the terms and conditions of the original contract.

There are 12 loans in the portfolio totaling $6.9 million that have been identified as TDRs at December 31, 2016.  No loans were modified and identified as TDRs during 2016. Four loans totaling $4.2 million and five loans totaling $5.6 million were modified and identified as TDRs during 2015 and 2014, respectively. At December 31, 2016, seven of the TDR loans were current and performing in accordance with the modified terms. Three of the TDRs, totaling $1.5 million to a single borrower, were in nonaccrual status due to prior irregular payments, but were paying in accordance with a bankruptcy plan. An additional loan totaling $96,000 was in nonaccrual status due to continued irregular payments. The remaining TDR totaling $40,000 is on accrual status but was 30 days past due at December 31, 2016. Reserves on TDRs have been established as appropriate.

Non-performing assets totaled $4.9 million or 0.78% of total assets at December 31, 2016, as compared with $3.2 million or 0.53% of total assets at December 31, 2015 and $2.6 million or 0.43% of total assets at December 31, 2014. The increase was primarily due to the addition of a residential real estate loan totaling $1.0 million and a commercial loan totaling $500,000 during the fourth quarter of 2016, both of which are expected to be disposed of in the first half of 2017. Included in non-performing assets at December 31, 2016 were $1.4 million of other real estate owned, and $3.5 million of non-accrual loans.

At December 31, 2016, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at December 31, 2016 was approximately $17.9 million or 3.9% of loans to the hospitality industry.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) 300% for permanent investor real estate loans. As of December 31, 2016, construction and land loans are $39.5 million or 63.2% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $128.9 million or 206.0% of the concentration level.

The allowance for loan losses as a percentage of non-performing loans was 128.4%, 226.8%, and 439.4% at December 31, 2016, 2015, and 2014, respectively. The primary reason for the decrease in this coverage ratio from 2015 to 2016 was due to an increase in nonaccrual loans from $1.8 million at December 31, 2015 to $3.5 million at December 31, 2016, and the relative levels of allowance needed for these specific loans. Management believes that adequate reserves existed on nonperforming loans as of December 31, 2016.

The number of non-performing loan relationships was eight at December 31, 2016 compared with four at December 31, 2015, and 11 at December 31, 2014.

The Bank's other real estate owned at December 31, 2016 was one property with a total net value of $1.36 million consisting of 47 acres of undeveloped land in Opal, Virginia. The Bank is engaged in ongoing, active discussions regarding the marketing, development, and disposition of this property. It is revalued on an annual basis, and management believes it was properly valued at December 31, 2016. Other real estate owned at December 31, 2015 was the same property valued at $1.36 million.

Excluding student loans, loans that were 90 days past due and accruing interest totaled $321,000 at December 31, 2016 and consisted of a single loan that was in the process of renewal. There were no loans, excluding student loans, that were 90 days past due and accruing interest at December 31, 2015 and 2014.

There were 17 loans totaling $8.4 million at December 31, 2016 that were considered impaired and were allocated $880,000 of loan loss reserves. This included eight loans totaling $5.3 million that were performing and accruing interest at December 31, 2016. Additionally, there were nine loans totaling $3.2 million that were not in accrual status. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower's ability to repay.

At December 31, 2016, there are no other interest-bearing assets that would be subject to disclosure as either non-performing or impaired.

Total loans on the balance sheet are comprised of the following classifications as of December 31, 2016, 2015, 2014, 2013, and 2012.

Loan Portfolio

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Loans secured by real estate:
Construction and land	$49,777	$49,855	$39,085	$32,807	$40,045
Residential real estate	162,383	150,575	143,477	142,256	136,590
Home equity lines of credit	43,861	44,013	42,732	43,476	45,025
Commercial real estate	165,271	160,036	165,528	176,320	193,005
Commercial and industrial loans (except those secured by real estate)	25,735	23,705	26,924	24,746	27,140
Consumer loans to individuals (except those secured by real estate)	3,100	3,160	3,015	3,810	4,567
Student	13,006	15,518	19,700	27,962	4,994
Total loans	$463,133	$446,862	$440,461	$451,377	$451,366

The following table sets forth certain information with respect to the Bank's non-accrual, restructured and past due loans, as well as foreclosed assets, at the dates indicated:

Non-Performing Assets and Loans Contractually Past Due

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Non-accrual loans	$3,523	$1,849	$1,227	$2,184	$10,650
Other real estate owned	1,356	1,356	1,406	4,085	1,406
Other repossessed assets owned	-	-	-	-	-
Non-performing corporate bond investments, at fair value	-	-	-	1,300	325
Total non-performing assets	4,879	3,205	2,633	7,569	12,381

Restructured loans still accruing	5,305	5,495	7,431	8,613	5,556
Student loans (U.S. Gov. guaranteed) past due 90 or more days and still accruing	2,538	2,814	4,551	7,917	-
Loans past due 90 days and still accruing interest	321	-	-	506	132
Total non-performing and other risk assets	$13,043	$11,514	$14,615	$24,605	$18,069

Allowance for loan losses as percentage of total loans, period end	0.98%	0.94%	1.22%	1.48%	1.39%

Non-accrual loans to total loans, period end	0.76%	0.41%	0.28%	0.48%	2.36%

Allowance for loan losses as percentage of non-performing loans, period end	128.44%	226.77%	439.36%	305.27%	58.76%

Non-accrual loans and restructured loans still accruing to total loans, period end	1.91%	1.64%	1.97%	2.39%	3.59%

Non-performing assets as percentage of total assets, period end	0.78%	0.53%	0.43%	1.23%	2.06%

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

At December 31, 2016, 2015, 2014, 2013, and 2012, the allowance for loan losses was $4.5 million, $4.2 million, $5.4 million, $6.7 million, and $6.3 million, respectively. As a percentage of total loans, the allowance for loan losses decreased from 1.22% at December 31, 2014 to 0.94% at December 31, 2015 and increased to 0.98% at December 31, 2016. The allowance for loan losses equaled 128.4% of non-accrual loans at December 31, 2016 compared with 226.8% and 439.4% at December 31, 2015 and 2014, respectively.

The following table summarizes the Bank's loan loss experience for each of the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively:

Analysis of Allowance for Loan Losses

	Years ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Allowance for loan losses, January 1,	$4,193	$5,391	$6,667	$6,258	$6,728

Secured by real estate:
Construction and land	-	17	313	-	-
1-4 family residential	36	167	172	284	126
Home equity line of credit	-	50	91	174	536
Commercial real estate	380	568	560	686	5,004
Commercial and industrial	226	8,525	171	257	526
Student	36	50	139	-	-
Consumer	46	10	18	104	117
Total loans charged-off	724	9,387	1,464	1,505	6,309

Secured by real estate:
Construction and land	-	-	65	-	-
1-4 family residential	-	52	22	2	2
Home equity line of credit	3	21	5	11	-
Commercial real estate	24	-	-	-	9
Commercial and industrial	1,527	102	86	76	7
Student	-	-	-	-	-
Consumer	10	14	10	25	14
Total loans recoveries	1,564	189	188	114	32

Net charge-offs (recoveries)	(840)	9,198	1,276	1,391	6,277

Provision for loan losses	(508)	8,000	-	1,800	5,807

Allowance for loan losses, December 31,	$4,525	$4,193	$5,391	$6,667	$6,258

Ratio of net charge-offs (recoveries) to average loans	(0.19)%	2.04%	0.29%	0.31%	1.38%

The following table allocates the allowance for loan losses at December 31, 2016, 2015, 2014, 2013, and 2012 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

Allocation of Allowance for Loan Losses

	2016		2015		2014
(Dollars in thousands)	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction and land	$661	10.75%	$924	11.16%	$699	8.87%
1-4 family residential	943	35.06%	886	33.70%	1,424	32.58%
Home equity line of credit	307	9.47%	356	9.85%	296	9.70%
Commercial real estate	1,569	35.69%	1,162	35.81%	1,943	37.58%
Commercial and industrial	561	5.56%	526	5.30%	516	6.11%
Student	76	2.80%	117	3.47%	72	4.47%
Consumer	21	0.67%	13	0.71%	37	0.69%
Unallocated	387	-	209	-	404	-
	$4,525	100.00%	$4,193	100.00%	$5,391	100.00%

	2013		2012
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction	$412	7.27%	$402	8.87%
1-4 family residential	1,261	31.52%	1,691	30.26%
Home equity line of credit	1,314	9.63%	1,336	9.98%
Commercial real estate	2,320	39.06%	1,685	42.76%
Commercial and industrial	964	5.48%	932	6.01%
Student	196	6.20%	-	1.11%
Consumer	18	0.84%	40	1.01%
Unallocated	182	-	172	-
	$6,667	100.00%	$6,258	100.00%

NON-INTEREST INCOME

2016 COMPARED WITH 2015
Total non-interest income decreased by $1.1 million from $6.42 million in 2015 to $5.30 million in 2016. This was predominately due to decreases  in trust and estate income, service charges on deposit accounts and bank owned life insurance ("BOLI") income year-to-year. The decreases were partially offset by a reduction in passive losses on community development tax credit investments for 2016 compared with 2015.

Recurring non-interest income is derived primarily from non-interest fee income, which consists primarily of fiduciary trust and estate fees, brokerage income, service charges on deposit accounts, and other fee income.

Trust and estate income decreased $530,000 or 27.3% from 2015 to 2016, primarily due to the impact from the departure of two personnel.

Brokerage income decreased $65,000 or 26.1% from 2015 to 2016. The year-to-year decrease was primarily due to the impact from the personnel resignations previously mentioned, as well as a mid-year shift from transaction based fees to assets under management.

Service charges on deposit accounts decreased $228,000 or 9.8% to $2.11 million for 2016, compared with $2.34 million for 2015. The reason for the change may be linked to the continued growth in mobile banking usage, combined with improved personal cash flow as economic conditions continue to improve.

Debit card interchange income, net, totaled $1.13 million and $1.22 million for 2016 and 2015, respectively. The $88,000 decrease is not reflective of income decline, but is instead due to increased expense associated with the required production and issuance of Europay, Mastercard, and VISA ("EMV") chip-equipped debit cards.

BOLI income was $361,000 in 2016 compared with $796,000 in 2015. There was no BOLI income related to tax-free death benefits in 2016, compared with approximately $433,000 in 2015. Total cash value of BOLI was $12.9 million at December 31, 2016 compared with $12.5 million at December 31, 2015.

Other service charges, commissions and fees increased $13,000 or 3.7% from $354,000 during 2015 to $367,000 during 2016.

The recognition of passive losses within community development tax credit investments was $267,000 in 2016 compared with $482,000 in 2015, a $215,000 decrease. These passive losses will be more than offset in future periods by federal tax credits related to low/moderate income housing and/or buildings of historical significance.

The gains on the sale and call of securities decreased from $4,000 in 2015 to $1,000 in 2016. See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion regarding the methodology for determining impairment on the Bank's investment securities, as well as the gains on the sale of securities.

2015 COMPARED WITH 2014
Total non-interest income decreased by $204,000 from $6.62 million in 2014 to $6.42 million in 2015. The decrease was primarily due to a decrease in service charges on deposit accounts, combined with an increase in passive losses on community development tax credit investments during 2015 compared with 2014. This was partially offset by increases in trust and estate income, debit card interchange income and BOLI income over the same period.

a $61,000 decrease in brokerage income, and a $67,000 decrease in other service charges partially offset by a $128,000 increase in trust and estate income during 2015 compared with 2014.

Trust and estate income increased $128,000 or 7.1% from 2014 to 2015, primarily due to the growth in new relationships through the first half of 2015. Brokerage income decreased $61,000 or 19.7% from 2014 to 2015.

Service charges on deposit accounts decreased $205,000 or 8.1% to $2.34 million for 2015, compared with $2.54 million for 2014. The reason for the change may be due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology, as well as improved personal cash flow due to the decline in gasoline and other fuel prices.

Debit card interchange income, net, totaled $1.22 million and $1.09 million for 2015 and 2014, respectively. The $133,000 increase year-to-year is attributed to a decrease in associated expenses for 2015 compared with 2014.

 BOLI income increased from $677,000 in 2014 to $796,000 in 2015. Approximately $433,000 of BOLI income was in tax-free death benefits in excess of surrender value in 2015, compared with approximately $300,000 in 2014. Total cash value of BOLI was $12.5 million at December 31, 2015 and 2014.

Other service charges, commissions and fees decreased $17,000 or 4.6% to $354,000 during 2015 from $374,000 during 2014.

The recognition of increased passive losses within community development tax credit investments increased $302,000 year-to-year. These losses were $482,000 in 2015 compared with $180,000 in 2014.

The gains on the sale or call of securities increased from $3,000 in 2014 to $4,000 in 2015.

NON-INTEREST EXPENSE

2016 COMPARED WITH 2015
Total non-interest expense increased $739,000 or 3.7% in 2016 compared with 2015. The increase was primarily due to salary and FDIC expense increases, which were partially offset by decreases to marketing and non-loan charge-off expenses.

Salary and benefit expenses increased $796,000, or 8.0% in 2016 compared with 2015, primarily reflecting the increase in salary expense, merit salary increases and incentive pay. The Bank increased its full-time equivalent employees by approximately three people from year-end 2015 to year-end 2016.

The Bank expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest non-interest expense. As such, the most important factor with regard to potential changes in other expenses is the expansion of staff. The cost of any additional staff expansion, however, would be expected to be more than offset by the increased revenue generated by the new staff.

Net occupancy expense decreased $2,000 or 0.1%, and furniture and equipment expense increased $14,000 or 1.1%, from 2015 to 2016.

Marketing expense decreased $90,000 or 14.4% from 2015 to 2016 reflecting expense reductions to various areas such as advertising, promotional items and business development overhead.

Consulting expense, which includes legal and accounting professional fees, increased $24,000 or 2.0% in 2016 compared with 2015. An increase of $179,000 for continued legal expenses for troubled loan workouts in 2016 compared with 2015 was mostly offset by a decrease of $136,000 in consulting expenses during the same time period. The decrease in consulting expense year to year was due to reduced expenses related to the chief executive officer succession planning in 2016 compared to 2015.

Data processing expense decreased $55,000 or 4.2% in 2016 compared with 2015 due to the reduction in needed data processing projects year to year. The Bank outsources most of its data processing to a third-party vendors.

The FDIC deposit insurance expense increased $103,000 or 26.7% from $386,000 for 2015 to $489,000 for 2016, primarily due to the  carryforward impact of 2015 charge-offs and their weight in FDIC assessment calculations. Recent changes to the assessment calculations and their anticipated benefit reduced this expense in the fourth quarter of 2016 and that savings is expected to continue in 2017.

There was a $19,000 loss on sale or impairment and expense of Other Real Estate Owned ("OREO") properties in 2016 compared to no loss or gain on sale or expense in 2015. At December 31, 2016, the Bank had one OREO property with a total valuation of $1.4 million. OREO at December 31, 2015 was the same property valued at $1.4 million.

Other operating and charge off expense decreased $70,000 or 2.2% from 2015 to 2016. This was primarily due to a $124,000 decrease in non-loan charge-offs, with the largest portion being related to debit card fraud. Retail debit/credit data breaches that plagued 2015 were infrequent during 2016, leading to less expense.

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

There was no loss or gain on sale or expense on OREO properties in 2015 compared to a $91,000 net gain in 2014. At December 31, 2015, the Bank has one OREO property with a total valuation of $1.4 million. OREO at December 31, 2014 was the same property valued at $1.4 million.

INCOME TAXES

The income tax expense was $937,000 for the year ended December 31, 2016 compared with an income tax benefit of $1.42 million for the year ended December 31, 2015 and income tax expense of $1.38 million for the year ended December 31, 2014. The effective tax rate was 20.3% for 2016, as compared to a tax rate benefit of 70.0% for 2015, and a tax rate of 22.3% for 2014. The effective tax rate differs from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the BOLI, and community development tax credits. Community development tax credits increased from approximately $334,000 in 2014 and $338,000 in 2015 to $402,000 in 2016.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2016 AND DECEMBER 31, 2015

Total assets were $624.4 million at December 31, 2016, an increase of 3.8% or $23.0 million from $601.4 million at December 31, 2015. Balance sheet categories reflecting significant changes included interest-bearing deposits in other banks, total investments, net loans, net bank premises and equipment, total deposits and other liabilities. Each of these categories, as well as investment securities and company-obligated mandatorily redeemable capital securities of subsidiary trust, is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks increased from $48.0 million at December 31, 2015 to $62.3 million at December 31, 2016. The increase in interest-bearing deposits in other banks was primarily the result of higher deposits at the Federal Reserve Bank of Richmond due to increases in total deposits being greater than the increase in net loans.

INVESTMENT SECURITIES. Total investment securities were $50.0 million at December 31, 2016, reflecting a decrease of $5.2 million from $55.2 million at December 31, 2015. At December 31, 2016 and 2015, all investment securities were available for sale. The unrealized loss, net of tax benefit, of the available for sale securities portfolio totaled $765,000 at December 31, 2016 compared with an unrealized loss, net of tax benefit, of $229,000 at December 31, 2015. See Note 2 "Securities" of the Notes to Consolidated Financial Statements for further discussion on the Bank's investment securities.

At December 31, 2016, 2015, and 2014, the carrying values of the major classifications of securities were as follows:

Investment Portfolio

	Available for Sale (1)
(In thousands)	2016	2015	2014
Obligations of U.S. Government corporations and agencies	$40,504	$45,792	$46,965
Obligations of states and political subdivisions, taxable	516	524	526
Obligations of states and political subdivisions, tax-exempt	5,794	5,676	6,388
Corporate bonds	2,785	2,860	3,161
Mutual funds	374	372	366
Total	$49,973	$55,224	$57,406

(1) Amounts for available for sale securities are based on fair value.

The following is a schedule of estimated maturities, or call date if more probable, or next rate repricing adjustment date and related weighted average yields of securities at December 31, 2016:

Estimated Repricing or Maturity Distribution and Yields of Securities

	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$2,975	1.33%	$4,420	1.58%	$5,414	1.88%
Obligations of states and political subdivisions, taxable	-		516	1.96%	-
Total taxable	2,975	1.33%	4,936	1.62%	5,414	1.88%
Obligations of states and political subdivisions, tax-exempt	4,353	1.75%	1,148	2.94%	293	3.95%
Total securities:	$7,328	1.58%	$6,084	1.87%	$5,707	1.99%

	Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$27,695	2.33%	$40,504	2.12%
Obligations of states and political subdivisions, taxable	-		516	1.96%
Corporate bonds	2,785	7.72%	2,785	7.72%
Other taxable securities	374	2.25%	374	2.25%
Total taxable	30,854	2.82%	44,179	2.47%
Obligations of states and political subdivisions, tax-exempt	-		5,794	2.09%
Total securities:	$30,854	2.82%	$49,973	2.43%

Excluding obligations of U.S. Government corporations and agencies, no Bank security investment from a single issuer exceeded 10% of shareholders' equity.

LOANS. Total net loan balance after allowance for loan losses was $458.6 million at December 31, 2016, which represents an increase of $15.9 million or 3.6% from $442.7 million at December 31, 2015. Residential real estate loans increased $11.8 million, commercial real estate loans increased $5.2 million, and commercial and industrial loans increased $2.0 million from year-end 2015 to year-end 2016, while U.S. Government guaranteed student loans decreased $2.5 million, home equity lines of credit decreased $152,000, construction and land loans decreased $78,000, and consumer loans decreased $60,000 over the same time period. The Bank's loans are made primarily to customers located within the Bank's primary market area. The Bank continually modifies its loan pricing strategies and expands its loan product offerings in an effort to increase lending activity without sacrificing the existing credit quality standards

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATE.

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2016:

Maturity Schedule of Selected Loans

(In thousands)	Within 1 Year	1 Year Within 5 Years	After 5 Years	Total

Commercial real estate loans	$29,635	$73,823	$61,813	$165,271
Commercial and industrial loans	13,722	10,825	1,187	25,734
Construction and land loans	21,372	25,354	3,051	49,777
	$64,729	$110,002	$66,051	$240,782
For maturities over one year:
Floating and adjustable rate loans		$21,943	$48,932	$70,875
Fixed rate loans		88,059	17,119	105,178
		$110,002	$66,051	$176,053

BANK PREMISES AND EQUIPMENT, NET. For the year ended December 31, 2016, bank premises and equipment, net of depreciation, totaled $19.3 million, a decrease of $1.2 million, primarily due to normal depreciation of assets. No new facilities were added in 2016 and none were in process.

DEPOSITS. For the year ended December 31, 2016, total deposits increased by $21.9 million or 4.2% when compared with total deposits one year earlier. Non-interest-bearing deposits increased by $13.1 million, and interest-bearing deposits also increased by $8.8 million.

Included in interest-bearing deposits at December 31, 2016 were $15.6 million of brokered deposits, or 2.9% of total deposits. This compares with $20.5 million of brokered deposits at December 31, 2015, or 3.9% of total deposits. Of the $15.6 million in brokered deposits at December 31, 2016, $1.1 million were deposits of Bank customers, exchanged through the CDARS network and $10.2 million were money market deposits through the ICS network. Of the $20.5 million in brokered deposits at December 31, 2015, $1.4 million were deposits of Bank customers, exchanged through the CDARS network and $11.5 million through the ICS network. With these programs, funds are placed into certificate of deposits and money market deposits issued by other banks in the network, in increments usually less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers deposits back to the Bank and making these funds fully available for lending in our community.

The Bank projects to increase its transaction account and other deposits in 2017 and beyond by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

Deposits and Rates Paid

	December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest-bearing	$102,403		$96,538		$89,240

Interest-bearing:
NOW accounts	231,142	0.23%	211,273	0.21%	206,343	0.22%
Money market accounts	54,511	0.21%	52,787	0.21%	50,027	0.21%
Regular savings accounts	84,660	0.10%	82,626	0.10%	75,908	0.11%
Time deposits:	66,027	0.88%	72,056	1.10%	97,786	1.44%
Total interest-bearing	436,340	0.30%	418,742	0.34%	430,064	0.47%
Total deposits	$538,743		$515,280		$519,304

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE.

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2016:

Maturities of Certificates of Deposits and Other Time Deposits of $100,000 or More

	December 31, 2016
(In thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	One to Four Years	Over Four Years	Total
$100,000 to $250,000	$2,328	$2,450	$3,715	$8,000	$2,950	$19,443
Over $250,000	-	1,138	1,884	9,065	1,525	13,612
Total	$2,328	$3,588	$5,599	$17,065	$4,475	$33,055

BORROWINGS. Amounts and weighted average rates for long and short-term borrowings as of December 31, 2016, 2015 and 2014 are as follows:

Borrowed Funds

	December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

FHLB advances	$12,936	2.46%	$13,007	2.46%	$13,075	2.46%

At December 31, 2016, the weighted average life of the borrowed funds portfolio was approximately 3.6 years.

OTHER LIABILITIES. For the year ended December 31, 2016, other liabilities totaled $6.8 million, a decrease of $565,000, primarily due to a reduction in commitment liabilities associated with the Company's investment in community development tax credits.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $54.5 million at December 31, 2016 compared with $52.6 million at December 31, 2015. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base. During 2016, 3,661 shares of common stock were repurchased. No shares were repurchased in 2014 and 2015.

Accumulated other comprehensive income (loss) increased to an unrealized loss, net of taxes benefit, of $737,000 at December 31, 2016, compared with an unrealized loss net of tax benefit of $460,000 at December 31, 2015 and an unrealized loss net of tax benefit of $101,000 at December 31, 2014.

During 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under current applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Government Supervision and Regulation" in Part I, Item 1 of this Form 10-K, banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2016, the Bank falls into the "well capitalized" category as defined by the appropriate regulatory authorities.

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $67.8 million at December 31, 2016 compared with $53.2 million at December 31, 2015. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $4.9 million was unpledged and readily salable at December 31, 2016. In addition, the Bank has an available line of credit with the FHLB of Atlanta with a borrowing limit of approximately $115.4 million at December 31, 2016 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with various commercial banks, including the Federal Reserve, totaling approximately $62.9 million. At December 31, 2016, $12.9 million of the FHLB of Atlanta line of credit and none of federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2016 and 2015. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Use

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$62,936	$-	$62,936	$59,842	$-	$59,842
Federal Home Loan Bank lines of credit	115,394	12,936	102,458	102,172	13,007	89,165
Federal funds sold and interest-bearing deposits in other banks, excluding reserve requirements			39,538			28,112
Securities, available for sale and unpledged at fair value			4,934			7,540
Total short-term funding sources			$209,866			$184,659

Uses:
Unfunded loan commitments and lending lines of credit			$52,380			$66,698
Letters of credit			3,983			2,516
Total potential short-term funding uses			$56,363			$69,214

Ratio of short-term funding sources to potential short-term funding uses			372.3%			266.8%

CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures in effect during 2016 established by regulation to ensure capital adequacy required the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). In addition, effective January 1, 2015, a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets was established. Management believes, as of December 31, 2016, that the Bank more than satisfy all capital adequacy requirements to which they were subject.

The following table provides information on the regulatory capital ratios for the Bank at December 31, 2016 and December 31, 2015. Management believes that the Bank exceeds all capital adequacy requirements of Basel III, including the full conservation buffer, as of December 31, 2016.

Regulatory Capital Ratios

	December 31,
(Dollars in thousands)	2016	2015

Tier 1 Capital:
Shareholders' Equity	$57,390	$54,699
Less: Unrealized gain (loss) on securities available for sale, net	(763)	(229)
Less: Unrealized loss on equity securities, net	-	-
Less: Accumulated net gains (losses) on hedges and supplemental retirement plans	10	(41)
Less: Disallowed deferred tax assets	-	-
Total Tier 1 Capital	58,143	54,969

Tier 2 Capital:
Allowable Allowance for Loan Losses	4,525	4,193

Total Capital:	$62,668	$59,162

Risk Weighted Assets:	$475,943	$472,268

Leverage Ratio	9.23%	9.13%
Risk Based Capital Ratios:
Common Equity Tier 1 to Risk Weighted Assets	12.22%	11.64%
Tier 1 to Risk Weighted Assets	12.22%	11.64%
Total Capital to Risk Weighted Assets	13.17%	12.53%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company's contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2016.

(In thousands)	Payments due by period
Contractual Obligations:	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years(1)
Debt obligations	$17,060	$5,076	$165	$184	$11,635
Operating lease obligations	18,959	2,740	5,387	5,726	5,106
Total	$36,019	$7,816	$5,552	$5,910	$16,741

(1) Includes $4.1 million of capital securities with varying put provisions beginning September 21, 2011 with a mandatory redemption September 21, 2036.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank's off-balance sheet arrangements consist of interest rate swap agreements, commitments to extend credit and letters of credit.

The Company entered into an interest rate swap agreement with a notional amount of $4.0 million on July 1, 2010. The Bank uses this interest rate swap to reduce interest rate risks and to manage interest income, specifically with regard to the interest rate expense on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. By entering into this agreement, the Company converts a floating rate liability priced at three month London Interbank Offered Rate ("LIBOR") plus 1.70% into a fixed rate liability priced at 4.91% through 2020. In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Floating Rate Junior Subordinated Deferrable Debentures priced at three month LIBOR plus 1.70% into a fixed rate liability priced at 3.74% from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap during 2016, and there will be no exchange of payments until 2020.

The Company has entered into two swap agreements with a total notional amount of $5.8 million at December 31, 2016 to manage the interest rate risk related to two amortizing commercial loans. The agreement allows the Company to convert fixed rate assets to floating rate assets for ten year periods ranging from February 2022 through April 2025. The Company receives interest monthly at the rate equivalent to one month LIBOR, plus a spread repricing each month on the same date, and pays interest at fixed rates.

Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income and expense. These interest rate swap agreements are considered derivative instruments that qualify for hedge accounting. The notional amounts of the interest rate swaps are not exchanged, and do not represent exposure to credit loss.  In the event of default by a counterparty, the risk in these transactions is the cost of replacing the swap agreements at current market rates. The net interest expense on the three interest rate swaps was $192,000 for the year ended December 31, 2016. In addition, the net gain or loss on the hedged items and the hedges resulted in recognition of $12,000 in net interest expense in 2016.  This net gain or loss will net to zero as the loans and underlying hedge reach maturity. In the year ended December 31, 2015, the net interest expense on the interest rate swaps was $279,000 and the net gain or loss on the hedged items and hedges resulted in recognition of $112,000 in net interest expense in 2015.

Cash collateral held at other banks for these swaps was $1.2 million at December 31, 2016. Collateral posted and received is dependent on the market valuation of the underlying hedges.

Commitments to extend credit and letters of credit were $52.4 million and $4.0 million, respectively, at December 31, 2016, and $66.7 million and $2.5 million, respectively, at December 31, 2015.

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

Revenues for standby letters of credit were $23,000 and $28,000 for 2016 and 2015, respectively. There were 31 and 27 separate standby letters of credit at December 31, 2016 and 2015, respectively. During 2016 and 2015, no liabilities arose from standby letters of credit arrangements. Past history gives little indication as to future trends regarding revenues and liabilities from standby letters of credit.

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
DECEMBER 31, 2016

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
Warrenton, Virginia

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. The management of Fauquier Bankshares, Inc. and its subsidiaries (the "Company") is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 24, 2017

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share information)	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$5,509	$5,235
Interest-bearing deposits in other banks	62,327	47,971
Federal funds sold	10	9
Securities available for sale	49,973	55,224
Restricted investments	1,782	1,286
Loans	463,133	446,862
Allowance for loan losses	(4,525)	(4,193)
Net loans	458,608	442,669
Bank premises and equipment, net	19,299	20,461
Accrued interest receivable	1,550	1,462
Other real estate owned, net of allowance	1,356	1,356
Bank-owned life insurance	12,873	12,511
Other assets	11,158	13,216
Total assets	$624,445	$601,400

Liabilities
Deposits:
Noninterest-bearing	$110,121	$97,015
Interest-bearing:
Checking	238,698	223,154
Savings and money market accounts	131,008	140,173
Time deposits	66,330	63,952
Total interest-bearing	436,036	427,279
Total deposits	546,157	524,294

Federal Home Loan Bank advances	12,936	13,007
Junior subordinated debt	4,124	4,124
Other liabilities	6,777	7,342
Total liabilities	569,994	548,767

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding 2016: 3,753,919 shares including 18,045 non-vested shares; 2015: 3,744,562 shares including 33,267 non-vested shares	11,693	11,616
Retained earnings	43,495	41,477
Accumulated other comprehensive (loss), net	(737)	(460)
Total shareholders' equity	54,451	52,633
Total liabilities and shareholders' equity	$624,445	$601,400

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Operations
For Each of the Three Years Ended December 31

(Dollars in thousands)	2016	2015	2014
Interest Income
Interest and fees on loans	$19,949	$20,106	$20,245
Interest and dividends on securities available for sale:
Taxable interest income	958	1,119	1,175
Interest income exempt from federal income taxes	211	219	243
Dividends	118	111	101
Interest on deposits in other banks	338	139	171
Total interest income	21,574	21,694	21,935

Interest Expense
Interest on deposits	1,319	1,430	2,038
Interest on federal funds purchased	-	8	-
Interest on Federal Home Loan Bank advances	324	325	327
Junior subordinated debt	200	199	199
Total interest expense	1,843	1,962	2,564

Net interest income	19,731	19,732	19,371

Provision for (recovery of) loan losses	(508)	8,000	-

Net interest income after provision for (recovery of) loan losses	20,239	11,732	19,371

Other Income
Trust and estate income	1,409	1,939	1,811
Brokerage income	184	249	310
Service charges on deposit accounts	2,108	2,336	2,541
ATM/EFT income	1,134	1,222	1,089
BOLI income	361	796	677
Other service charges, commissions and income	367	354	371
Loss on housing funds	(267)	(482)	(180)
Gain on sale and call of securities	1	4	3
Total other income	5,297	6,418	6,622

Other Expenses
Salaries and benefits	10,760	9,964	10,187
Occupancy expense of premises	2,312	2,314	2,259
Furniture and equipment	1,251	1,237	1,143
Marketing expense	534	624	620
Legal, audit and consulting expense	1,198	1,174	865
Data processing expense	1,264	1,319	1,422
Federal Deposit Insurance Corporation expense	489	386	360
(Gain) loss on sale or impairment and expense of other real estate owned	19	-	(91)
Other operating expenses	3,098	3,168	3,042
Total other expenses	20,925	20,186	19,807

Income (loss) before income taxes	4,611	(2,036)	6,186

Income tax expense (benefit)	937	(1,424)	1,380

Net Income (Loss)	$3,674	$(612)	$4,806

Earnings (Loss) per Share, basic	$0.98	$(0.16)	$1.29

Earnings (Loss) per Share, assuming dilution	$0.98	$(0.16)	$1.28

Dividends per Share	$0.48	$0.48	$0.53

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For Each of the Years Ended December 31

(In thousands)	2016	2015	2014
Net Income (Loss)	$3,674	$(612)	$4,806
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $(107) in 2016, $(5) in 2015 and $27 in 2014	207	10	(53)
Change in fair value of securities available for sale, net of tax effect of $277 in 2016, $199 in 2015 and $(520) in 2014	(536)	(386)	1,009
Reclassification adjustment for gain on sale of securities available for sale, net of tax effect of $0 in 2016, $1 in 2015 and $1 in 2014	-	(3)	(2)
Change in unrecognized benefit obligation for SERP plan, net of tax effect of $(26) in 2016, $(10) in 2015 and $59 in 2014	52	20	(114)
Total other comprehensive income (loss), net of tax of $144 in 2016, $185 in 2015 and $(433) in 2014	(277)	(359)	840
Comprehensive Income (Loss)	$3,397	$(971)	$5,646

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Each of the Three Years in the Period Ended December 31, 2016

(Dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$11,516	$40,652	$(941)	$51,227
Net income	-	4,806	-	4,806
Other comprehensive income net of tax effect of $(433)	-	-	840	840
Cash dividends ($0.53 per share)	-	(1,978)	-	(1,978)
Amortization of unearned compensation, restricted stock awards	-	151	-	151
Issuance of common stock - non-vested shares (9,714 shares)	30	(30)	-	-
Issuance of common stock - vested shares (6,965 shares)	22	82	-	104
Tax effect of restricted stock awards	-	7	-	7
Balance, December 31, 2014	$11,568	$43,690	$(101)	$55,157

Balance, December 31, 2014	$11,568	$43,690	$(101)	$55,157
Net (loss)	-	(612)	-	(612)
Other comprehensive (loss) net of tax effect of $185	-	-	(359)	(359)
Cash dividends ($0.48 per share)	-	(1,798)	-	(1,798)
Amortization of unearned compensation, restricted stock awards	-	163	-	163
Issuance of common stock - non-vested shares (11,925 shares)	37	(37)	-	-
Issuance of common stock - vested shares (3,458 shares)	11	49	-	60
Tax effect of restricted stock awards	-	22	-	22
Balance, December 31, 2015	$11,616	$41,477	$(460)	$52,633

Balance, December 31, 2015	$11,616	$41,477	$(460)	$52,633
Net income	-	3,674	-	3,674
Other comprehensive (loss) net of tax effect of $144	-	-	(277)	(277)
Cash dividends ($0.48 per share)	-	(1,803)	-	(1,803)
Amortization of unearned compensation, restricted stock awards	-	169	-	169
Issuance of common stock - non-vested shares (23,704 shares)	74	(74)	-	-
Issuance of common stock - vested shares (4,536 shares)	14	54	-	68
Repurchase of common stock (3,661 shares)	(11)	(44)	-	(55)
Tax effect of restricted stock awards	-	42	-	42
Balance, December 31, 2016	$11,693	$43,495	$(737)	$54,451

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2016

(In thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$3,674	$(612)	$4,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,450	1,421	1,288
Loss on disposal of fixed assets	-	32	-
Provision for (recovery of) loan losses	(508)	8,000	-
(Gain) on sale or impairment of other real estate	-	(31)	(130)
(Gain) loss on interest rate swaps	(24)	(44)	58
Deferred tax expense (benefit)	229	(1,192)	(219)
(Gain) on sale and call of securities	(1)	(4)	(3)
Issuance of vested restricted stock	68	60	104
Tax effect of restricted stock awards	42	22	7
Amortization of security premiums, net	72	46	56
Amortization of unearned compensation, net of forfeiture	207	28	190
Changes in assets and liabilities:
Decrease (increase) in other assets	1,770	(160)	(511)
Increase (decrease) in other liabilities	(405)	(925)	1,028
Net cash provided by operating activities	6,574	6,641	6,674

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	14,222	13,349	10,796
Purchase of securities available for sale	(9,854)	(11,798)	(13,160)
Purchase of premises and equipment	(289)	(845)	(6,983)
(Issuance) redemptions of restricted securities, net	(496)	8	168
Net (increase) decrease in loans	(15,460)	(16,157)	9,790
Proceeds from sale of other real estate owned	-	614	2,809
Net cash provided by (used in) investing activities	(11,877)	(14,829)	3,420

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	19,485	23,286	5,669
Net increase (decrease) in certificates of deposit	2,378	(24,207)	(20,658)
Federal Home Loan Bank principal repayments	(71)	(68)	(64)
Cash dividends paid on common stock	(1,803)	(1,984)	(1,791)
Repurchase of common stock	(55)	-	-
Net cash provided by (used in) financing activities	19,934	(2,973)	(16,844)

Increase (decrease) in cash and cash equivalents	14,631	(11,161)	(6,750)

Cash and Cash Equivalents
Beginning	53,215	64,376	71,126
Ending	$67,846	$53,215	$64,376
Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$1,839	$2,040	$2,597
Income taxes	$-	$266	$1,344

Supplemental Disclosures of Noncash Investing Activities

Loans transferred to other real estate owned	$-	$533	$-

Unrealized gain (loss) on securities available for sale, net of tax effect	$(536)	$(389)	$1,007

Unrealized gain (loss) on interest rate swap, net of tax effect	$207	$10	$(53)

Changes in benefit obligations and plan assets for defined benefit and post-retirement benefit plans, net of tax effect	$52	$20	$(114)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For Each of the Three Years in the Period Ended December 31, 2016

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, the Bank; and the Bank's wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. In consolidation, significant intercompany accounts and transactions between the Bank and the Company have been eliminated.

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

Management has determined that the Trust II qualifies as a variable interest entity. Trust II issued mandatorily redeemable capital securities to investors and loaned the proceeds to the Company. Trust II held, as its sole asset, subordinated debentures issued by the Company in 2006. The deconsolidation resulted in the Company's investment in the common securities of Trust II being included in other assets as of December 31, 2007 and a corresponding increase in outstanding debt of $124,000.

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

The allowance consists of specific (Accounting Standards Codification ("ASC") 310.10.35) and general (ASC 450.10) components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonimpaired loans and is based on historical loss experience adjusted for qualitative factors and is also maintained to cover uncertainties that could affect management's estimate of probable losses. This includes an unallocated portion of the allowance which reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio. Individual portfolio segments are evaluated on a rolling quarterly basis for the most recent eight quarters through a rating matrix that values internal and external qualitative factors and within a range of performing allocations by the following categories: delinquency, loss history, and non-performing loans.

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

Commercial real estate loans are subject to being in a cyclical industry that has economic and collateral value fluctuations. Commercial real estate lending is primarily limited to our specific geographic market area of Fauquier and Prince William counties. Generally, the Bank does not provide stand-alone construction financing for the commercial or residential market. Construction lending normally results in permanent financing provided by the Bank. Commercial and industrial loans are made to small businesses in our geographic market area that are subject to management, industry and economic fluctuations that can impact cash flow, which is the primary source of repayment for both commercial and industrial loans and commercial real estate loans. Collateral for these loans is real estate and/or business assets, such as equipment and inventories. This collateral can fluctuate in value based on market conditions and timing of sale. Retail loans, which include residential mortgages, home equity lines of credit, and consumer loans, are made within strict loan policies, procedures, and regulatory compliance guidelines. These loans are regularly reviewed by independent third party consultants for compliance. Retail loans, when compared to commercial and industrial loans and commercial real estate loans, are of relatively smaller amounts made to many diverse customers within the Bank's specific market area. There is not a dominant industry within the Bank's defined market area, but due to the Bank's proximity to Washington, D.C., a significant amount of local employment is directly or indirectly related to the federal government.

Large groups of smaller balance homogeneous loans, such as residential real estate loans, home equity lines of credit, and consumer loans, are collectively evaluated for impairment unless the loan is a troubled debt restructuring.

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

The Company follows GAAP, which provides guidance on accounting for uncertainty in income taxes recognized in a Company's financial statements. The Company's federal and state income tax returns are subject to examination by the Internal Revenue Service and state tax authorities, generally for a period of three years after the returns are filed.

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

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, and share appreciation rights. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the price of the Company's common stock at the date of the grant is used for restricted awards. There were no options granted in 2016, 2015 or 2014.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic  205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This update is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about  the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting." The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (1) income tax consequences; (2) classification of awards as either equity or liabilities; and (3) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

During June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other thing, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable support forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission ("SEC") filers for years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

During August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those updates would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business." The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business - inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a "set") that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim periods beginning after December 15, 2019. Public business entities that are not SEC filers should adopts the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$40,781	$182	$(459)	$40,504
Obligations of states and political subdivisions	6,228	100	(18)	6,310
Corporate bonds	3,743	-	(958)	2,785
Mutual funds	378	-	(4)	374
	$51,130	$282	$(1,439)	$49,973

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$45,605	$352	$(165)	$45,792
Obligations of states and political subdivisions	5,924	276	-	6,200
Corporate bonds	3,671	-	(811)	2,860
Mutual funds	370	2	-	372
	$55,570	$630	$(976)	$55,224

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(In thousands)	December 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$5,336	$5,381
Due after one year through five years	6,927	6,883
Due after five years through ten years	6,463	6,563
Due after ten years	32,026	30,772
Equity securities	378	374
	$51,130	$49,973

During 2016, four bonds with an aggregate amortized cost of $4.5 million were called and $1,000 in gains were recognized. U.S. Government corporation and agency bonds totaling $9.9 million were purchased in 2016. There were no OTTI losses on the investment in pooled trust preferred securities in 2016.

During 2015, seven bonds with an aggregate amortized cost of $6.3 million were called and $4,000 in gains were recognized. U.S. Government corporation and agency bonds totaling $11.8 million were purchased in 2015. There were no OTTI losses on the investment in pooled trust preferred securities in 2015.

During 2014, five bonds with an aggregate amortized cost of $5.2 million were called and $3,000 gains were recognized. U.S. Government corporation and agency bonds totaling $13.2 million were purchased in 2014. There were no OTTI losses on the investment in pooled trust preferred securities in 2014.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$18,942	$(400)	$1,507	$(59)	$20,449	$(459)
Obligations of states and political subdivisions	293	(18)	-	-	293	(18)
Corporate bonds	503	(136)	2,283	(822)	2,786	(958)
Mutual funds	374	(4)	-	-	374	(4)
Total temporary impaired securities	$20,112	$(558)	$3,790	$(881)	$23,902	$(1,439)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$14,357	$(76)	$3,645	$(89)	$18,002	$(165)
Corporate bonds	560	(58)	2,300	(753)	2,860	(811)
Total temporary impaired securities	$14,917	$(134)	$5,945	$(842)	$20,862	$(976)

At December 31, 2016, there were three obligations of U.S. Government, corporations, and agencies that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.

The nature of securities which were impaired at December 31, 2016 consisted of three corporate bonds with a cost basis net of OTTI losses totaling $3.7 million and a temporary loss of approximately $958,000. Beginning December 31, 2013, the value of these bonds is based on quoted market prices for similar assets. These corporate bonds are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 55 different financial institutions per bond. They have an estimated average maturity of 17 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all three bonds. The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate ("LIBOR"). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of December 31, 2016. All three bonds, totaling $2.8 million at fair value, are projected to repay the full outstanding interest and principal, and are classified as performing corporate bond investments. During 2016, $115,000 of interest income was recorded.

Additional information regarding each of the pooled trust preferred securities as of December 31, 2016 follows:

(Dollars in thousands)
Cost, net of OTTI loss	Fair Value(1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive (Gain) Loss, net of tax benefit
$1,673	$1,070	80.7%	2.8%	16.5%	$285	$398
1,432	1,212	87.2%	4.2%	8.6%	568	145
638	503	90.4%	2.0%	7.6%	362	90
$3,743	$2,785				$1,215	$633

(1)	Current Moody's Ratings range from B1 to Caa3.

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with ASC 320-10-35-34D):

(In thousands) Beginning balance as of December 31, 2015	$1,286
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (FASB ASC 320-10-35-35)	(71)
Ending balance as of December 31, 2016	$1,215

The carrying value of securities pledged to secure deposits and for other purposes amounted to $41.9 million and $44.5 million at December 31, 2016 and 2015, respectively.

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

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the years ending December 31, 2016, 2015 and 2014.

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Year Ended December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at December 31, 2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Charge-offs	(226)	(380)	-	(46)	(36)	(36)	-	-	(724)
Recoveries	1,527	24	-	10	-	-	3	-	1,564
Provision (recovery)	(1,266)	763	(263)	44	(5)	93	(52)	178	(508)
Ending balance at December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525

Ending balances individually evaluated for impairment	$100	$398	$309	$-	$-	$73	$-	$-	$880

Ending balances collectively evaluated for impairment	$461	$1,171	$352	$21	$76	$870	$307	$387	$3,645

Loans Receivable
Individually evaluated for impairment	$227	$3,273	$3,504	$-	$-	$1,410	$70		$8,484
Collectively evaluated for impairment	25,508	161,998	46,273	3,100	13,006	160,973	43,791		454,649
Ending balance at December 31, 2016	$25,735	$165,271	$49,777	$3,100	$13,006	$162,383	$43,861		$463,133

	As of and for the Year Ended December 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at December 31, 2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391
Charge-offs	(8,525)	(568)	(17)	(10)	(50)	(167)	(50)	-	(9,387)
Recoveries	102	-	-	14	-	52	21	-	189
Provision	8,433	(213)	242	(28)	95	(423)	89	(195)	8,000
Ending balance at December 31, 2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193

Ending balances individually evaluated for impairment	$111	$-	$296	$-	$-	$-	$-	$-	$407

Ending balances collectively evaluated for impairment	$415	$1,162	$628	$13	$117	$886	$356	$209	$3,786

Loans Receivable
Individually evaluated for impairment	$217	$2,896	$3,515	$-	$-	$419	$70		$7,117
Collectively evaluated for impairment	23,488	157,140	46,340	3,160	15,518	150,156	43,943		439,745
Ending balance at December 31, 2015	$23,705	$160,036	$49,855	$3,160	$15,518	$150,575	$44,013		$446,862

	As of and for the Year Ended December 31, 2014
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at December 31, 2013	$964	$2,320	$412	$18	$196	$1,261	$1,314	$182	$6,667
Charge-offs	(171)	(560)	(313)	(18)	(139)	(172)	(91)	-	(1,464)
Recoveries	86	-	65	10	-	22	5	-	188
Provision	(363)	183	535	27	15	313	(932)	222	-
Ending balance at December 31, 2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391

Ending balances individually evaluated for impairment	$246	$456	$470	$-	$-	$173	$-	$-	$1,345

Ending balances collectively evaluated for impairment	$270	$1,487	$229	$37	$72	$1,251	$296	$404	$4,046

Loans Receivable
Individually evaluated for impairment	$316	$3,272	$3,620	$-	-	$1,550	$70		$8,828
Collectively evaluated for impairment	26,608	162,256	35,465	3,015	19,700	141,927	42,662		431,633
Ending balance at December 31, 2014	$26,924	$165,528	$39,085	$3,015	$19,700	$143,477	$42,732		$440,461

Based on a recent analysis, the risk category of loans by class is as follows:

Credit Quality Indicators

	As of December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student Loan	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,956	$153,486	$39,342	$3,097	$13,006	$152,730	$40,253	$422,870
Special mention	3,007	4,691	6,525	3	-	1,890	890	17,006
Substandard	1,772	7,094	3,910	-	-	7,763	2,718	23,257
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$25,735	$165,271	$49,777	$3,100	$13,006	$162,383	$43,861	$463,133

	As of December 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student Loan	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,657	$148,409	$38,105	$3,157	$15,518	$141,428	$40,351	$407,625
Special mention	1,120	6,678	7,542	3	-	2,318	854	18,515
Substandard	1,928	4,949	4,208	-	-	6,773	2,808	20,666
Doubtful	-	-	-	-	-	56	-	56
Loss	-	-	-	-	-	-	-	-
Total	$23,705	$160,036	$49,855	$3,160	$15,518	$150,575	$44,013	$446,862

The following table presents the aging of the recorded investment in past due loans and nonaccrual loans as of December 31, 2016 and 2015 by loan class.

Age Analysis of Past Due Loans Receivable

	As of December 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$128	$58	$-	$186	$25,549	$25,735	$-	$187
Commercial real estate	-	496	321	817	164,454	165,271	321	496
Construction and land	237	-	-	237	49,540	49,777	-	1,497
Consumer	70	3	-	73	3,027	3,100	-	-
Student (U.S. Government guaranteed)	1,163	490	2,538	4,191	8,815	13,006	2,538	-
Residential real estate	302	-	1,343	1,645	160,738	162,383	-	1,343
Home equity line of credit	249	418	-	667	43,194	43,861	-	-
Total	$2,149	$1,465	$4,202	$7,816	$455,317	$463,133	$2,859	$3,523

	As of December 31, 2015
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$235	$-	$-	$235	$23,470	$23,705	$-	$110
Commercial real estate	-	296	-	296	159,740	160,036	-	-
Construction and land	599	-	1,462	2,061	47,794	49,855	-	1,512
Consumer	-	26	-	26	3,134	3,160	-	-
Student (U.S. Government guaranteed)	1,331	987	2,814	5,132	10,386	15,518	2,814	-
Residential real estate	887	90	228	1,205	149,370	150,575	-	227
Home equity line of credit	291	-	-	291	43,722	44,013	-	-
Total	$3,343	$1,399	$4,504	$9,246	$437,616	$446,862	$2,814	$1,849

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012. The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. At December 31, 2016, $2.5 million of the student loans were 90 days or more past due and still accruing.

The following table presents information related to impaired loans by class as of and for the years ended December 31, 2016 and 2015.

Impaired Loans Receivable

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$41	$84	$-	$72	$5
Commercial real estate	2,777	2,777	-	2,837	142
Construction and land	709	709	-	716	35
Residential real estate	410	410	-	415	17
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$186	$207	$100	$201	$3
Commercial real estate	496	496	398	500	24
Construction and land	2,795	2,825	309	2,793	61
Residential real estate	1,000	1,000	73	1,006	27
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

Total:
Commercial and industrial	$227	$291	$100	$273	$8
Commercial real estate	3,273	3,273	398	3,337	166
Construction and land	3,504	3,534	309	3,509	96
Residential real estate	1,410	1,410	73	1,421	44
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-
Total	$8,484	$8,578	$880	$8,610	$317

	December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Commercial real estate	2,896	2,896	-	3,205	49
Construction and land	2,988	2,988	-	3,027	88
Residential real estate	419	419	-	428	18
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$217	$230	$111	$234	$5
Commercial real estate	-	-	-	-	-
Construction and land	527	527	296	531	13
Residential real estate	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-

Total:
Commercial and industrial	$217	$230	$111	$234	$5
Commercial real estate	2,896	2,896	-	3,205	49
Construction and land	3,515	3,515	296	3,558	101
Residential real estate	419	419	-	428	18
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-
Total	$7,117	$7,130	$407	$7,495	$176

For the year ended December 31, 2014, the average recorded investment of impaired loans was $9.6 million and the interest income recognized on impaired loans was $453,000.

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

At December 31, 2016, there were $5.7 million of commercial loans classified as substandard which were deemed not to be impaired because the Bank believes all principal and interest are likely to be collected according to the original loan agreements and are substandard based on their industry or changes in their cash flow. Impaired loans totaled $8.5 million at December 31, 2016, representing an increase of $1.4 million from the year earlier. Approximately $8.3 million of loans classified as impaired at December 31, 2016 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents loans by class that were modified as a TDR during the year ended December 31, 2015.

Troubled Debt Restructurings

	2015
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	3	$2,898	$2,898
Construction and Land	1	1,328	1,328

No loans were modified as TDRs during the year ended December 31, 2016. There were no defaults on TDRs occurring within twelve months of modification during the years ended December 31, 2016 and 2015.

At December 31, 2016, there were 12 loans in the portfolio, totaling $6.9 million, that have been identified as TDRs. At December 31, 2016, seven of the TDR loans were current and performing in accordance with the modified terms. Three of the TDRs, totaling $1.5 million, to a single borrower, were in nonaccrual status due to prior irregular payments, but were paying in accordance with a bankruptcy plan. An additional loan totaling $96,000 was in nonaccrual status due to continued irregular payments. The remaining TDR totaling $40,000 is on accrual status but was 30 days past due at December 31, 2016. Reserves on TDRs have been established as appropriate.

At December 31, 2016, the Company had no foreclosed residential real estate property in its possession. There were two residential real estate properties with a total carrying value of $223,000 that were in the process of foreclosure.

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Non-accrual loans	$3,523	$1,849	$1,227
Other real estate owned	1,356	1,356	1,406
Total non-performing assets	4,879	3,205	2,633
Restructured loans still accruing	5,305	5,495	7,431
Student loans (U.S. Gov guaranteed) past due 90 or more days and still accruing	2,538	2,814	4,551
All other loans past due 90 or more days and still accruing	321	-	-
Total non-performing and other risk assets	$13,043	$11,514	$14,615

Allowance for loan losses to total loans	0.98%	0.94%	1.22%
Non-accrual loans to total loans	0.76%	0.41%	0.28%
Allowance for loan losses to non-accrual loans	128.44%	226.77%	439.36%
Total non-accrual loans and restructured loans still accruing to total loans	1.91%	1.64%	1.97%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	51.26%	57.09%	62.27%
Total non-performing assets to total assets	0.78%	0.53%	0.43%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which totaled $2.0 million at December 31, 2016 and $2.2 million at December 31, 2015. During 2016, total principal additions were $348,000 and total principal payments were $500,000. During 2015, total principal additions were $635,000 and total principal payments were $1.3 million. These loans were made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

The Bank accepts deposits of executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons. The aggregate dollar amount of deposits of executive officers and directors totaled $4.8 million and $4.5 million at December 31, 2016 and 2015, respectively.

Note 5.	Bank Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Land	$4,185	$4,185
Buildings and improvements	22,050	21,807
Furniture and equipment	5,554	5,818
Leasehold improvements	38	307
	31,827	32,117
Accumulated depreciation and amortization	(12,528)	(11,656)
	$19,299	$20,461

Depreciation and amortization expensed for years ended December 31, 2016, 2015, and 2014 totaled $1.5 million, $1.4 million, and $1.3 million, respectively.

Note 6.	Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2016 and 2015 were $13.6 million and $8.6 million, respectively. Brokered deposits include balances of Bank customers who qualify to participate in the Certificate of Deposit Account Registry Service and Insured Cash Sweep Service. As of December 31, 2016 and 2015, brokered balances totaled $15.6 million and $20.5 million, respectively.

Overdraft deposits totaling $159,000 and $187,000 were reclassified to loans at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of time deposits are as follows:

(In thousands)

2017	$29,542
2018	11,144
2019	8,456
2020	9,999
2021	7,174
and thereafter	15
$66,330

Note 7.	Employee Benefit Plans

Supplemental Executive Retirement Plan

The Company has a defined benefit Supplemental Executive Retirement Plan ("SERP") for executives, in which the contribution is solely funded by the Company. For the twelve months ended December 31, 2016, 2015, and 2014, SERP expenses were $311,000, $223,000, and $289,000 respectively. During 2016, distributions from the plan began for one retiring executive. There was no expense related to the distribution.

The following tables provide a reconciliation of the changes in the supplemental executive retirement plan's obligations over the three-year period ending December 31, 2016, computed as of December 31, 2016, 2015 and 2014.

Change in Benefit Obligations (In thousands)	2016	2015	2014

Projected benefit obligation, beginning	$2,372	$2,181	$1,808
Service cost	213	141	119
Interest cost	97	81	81
Actuarial (gain) loss	(77)	(31)	173
Benefits paid	(74)	-	-
Benefit obligation, ending	$2,531	$2,372	$2,181

Fair value of plan assets, ending	$-	$-	$-

Funded status at December 31,	$(2,531)	$(2,372)	$(2,181)

Amount recognized on the Balance Sheet (In thousands)	2016	2015	2014

Other assets, deferred income tax benefit	$861	$806	$741
Other liabilities	2,531	2,372	2,181
Accumulated other comprehensive income (loss)	11	(41)	(61)

Amounts recognized in accumulated other comprehensive gain (loss)
Net gain (loss)	$(4)	$(81)	$(112)
Prior service cost	20	19	19
Net obligation at transition	-	-	-
Deferred tax benefit (expense)	(5)	21	32
Amount recognized	$11	$(41)	$(61)

Funded Status
Benefit obligation	$(2,531)	$(2,372)	$(2,181)
Fair value of assets	-	-	-
Unrecognized net actuarial (gain)/loss	-	-	-
Unrecognized net obligation at transition	-	-	-
Unrecognized prior service cost	-	-	-
(Accrued)/prepaid benefit cost included in other liabilities	$(2,531)	$(2,372)	$(2,181)

Components of Net Periodic Benefit Cost (In thousands)	2016	2015	2014

Service cost	$213	$141	$119
Interest cost	97	81	81
Expected return on plan assets	-	-	-
Amortization of prior service cost	1	1	1
Amortization of net obligation at transition	-	-	-
Recognized net actuarial loss (gain)	-	-	-
Net periodic benefit cost	$311	$223	$201

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
(In thousands)	2016	2015	2014

Net gain/(loss)	$77	$30	$(174)
Prior service cost	-	-	-
Amortization of prior service cost	1	1	1
Net obligation at transition	-	-	-
Amortization of net obligation at transition	-	-	-
Total recognized	78	31	(173)

Less: Income tax effect	26	11	(59)
Net amount recognized in other comprehensive income (loss)	$52	$20	$(114)

Total Recognized in Net Periodic Benefit Costs and Other Comprehensive (Income) Loss before Income Tax
(In thousands)
2016	2015	2014
$233	$192	$374

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table.

Weighted-Average Assumptions used in computing ending obligations as of December 31	2016	2015	2014

Discount rate used for net periodic benefit cost	4.00%	3.75%	4.50%
Discount rate used for disclosures	3.75%	4.00%	3.75%
Expected return on plan assets	NA	NA	NA
Rate of compensation increase	3.25%	3.25%	3.25%

Estimated future benefit payments which reflect expected future service, as appropriate, are as follows.

Payment Dates	Amount
For the 12 months ending:	(In thousands)
December 31, 2017	$161
December 31, 2018	148
December 31, 2019	148
December 31, 2020	202
December 31, 2021	207
Thereafter	1,089

During 2014, the Company also established a supplemental retirement plan for an additional executive. The expense for the plan was $7,000 during 2016.

401(k) Plan

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering all employees who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution, equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred for a maximum match of 4% of compensation. Beginning in 2010, the Company began making an additional safe harbor contribution equal to 6% of compensation to all eligible participants. The Company's 401(k) expenses for the years ended December 31, 2016, 2015 and 2014 were $685,000, $715,000 and $640,000, respectively.

Deferred Compensation Plan

The Company also maintains a Director Deferred Compensation Plan ("Deferred Compensation Plan"). This plan provides that any non-employee director of the Company or the Bank may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company's common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company's common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. There were no directors participating in the Deferred Compensation Plan in 2016, 2015 and 2014.

The Company has a nonqualified deferred compensation program for a former key employee's retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. Deferred compensation expense amounted to $16,000, $45,000 and $36,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program. The Company has recorded in other assets $1.3 million,  $1.3 million and $1.2 million  representing cash surrender value of these policies, and recorded income of $25,000, $32,000 and $32,000  for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 8.	Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the "DRSPP") that allows participating shareholders to purchase additional shares of the Company's common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares if acquired directly from the Company as newly issued shares under the DRSPP. No new shares were issued during 2016, 2015 and 2014. The Company had 236,529 shares available for issuance under the DRSPP at December 31, 2016.

Note 9.	Commitments and Contingent Liabilities

The Bank has entered into three banking facility leases of greater than one year.

The first lease was entered into on January 31, 1999. The lease provides for an original five-year term with a renewal option for additional periods of five years on the Bank's Sudley Road, Manassas branch. There have been three subsequent renewals. The projected rent for 2017 is expected to be $251,000.

The second lease is for the property in Haymarket, Virginia where the Bank opened its ninth full-service branch office in December 2009. The term of the lease is 20 years after the branch opening with two additional options for five years each. The projected rent for 2017 is $216,000, and will increase 3% annually.

The third lease is for the property in Bristow, Virginia where the Bank opened its tenth full-service branch office in July 2009. The lease will expire ten years after the branch opening with two additional options for five years each. The projected rent for 2017 is $213,000 and will increase 3% annually.

Total rent expense was $676,000, $690,000, and $712,000 for 2016, 2015, and 2014, respectively, and was included in occupancy expense.

The Bank has two data processing contractual obligations of greater than one year. The expense for the Bank's largest primary contractual obligation is for core data processing, and totaled $1.1 million for both 2016 and 2015 and $1.2 million for 2014. In addition to core data processing, this contract provides for interchange processing where the expense is based on interchange volume. The interchange expense for 2016, 2015 and 2014 was $831,000, $716,000 and $828,000, respectively, but was offset by interchange income on the same transactions. The term of the current data processing obligation began in June 2014 and will end in December 2021, and is included in data processing expense in the Company's Consolidated Statement of Operations.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term non-cancellable agreements:

(In thousands)	Amount
2017	$2,740
2018	2,648
2019	2,739
2020	2,826
2021	2,900
Thereafter	5,106
Total	$18,959

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2016 and 2015, the aggregate amounts of daily average required balances were approximately $22.8 million and $19.9 million, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2013.

The components of the net deferred tax assets included in other assets at December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$1,539	$1,978
Securities available for sale	393	117
Impairment on securities	513	513
Interest on nonaccrual loans	276	172
Accrued vacation	121	125
SERP obligation	892	858
OREO	355	355
Interest rate swap	-	98
Restricted stock	93	103
Other	282	278
	4,464	4,597
Deferred tax liabilities:
Accumulated depreciation	5	41
Other	8	6
	13	47
Net deferred tax assets	$4,451	$4,550

The Company has not recorded a valuation allowance for deferred tax assets as management feels it is more likely than not, that they will be ultimately realized.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014

Current tax expense	$708	$(232)	$1,599
Deferred tax expense	229	(1,192)	(219)
	$937	$(1,424)	$1,380

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31, 2016 are summarized as follows:

(In thousands)	2016	2015	2014

Computed "expected" tax expense (benefit)	$1,568	$(692)	$2,103
Decrease in income taxes resulting from:
Tax-exempt interest income	(242)	(407)	(388)
Tax credits	(402)	(338)	(347)
Other	13	13	12
	$937	$(1,424)	$1,380

Note 11.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	2016		2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,753,757	$0.98	3,742,725	$(0.16)	3,728,316	$1.29

Effect of dilutive securities, stock-based awards	10,172		-		18,931

Diluted earnings per share	3,763,929	$0.98	3,742,725	$(0.16)	3,747,247	$1.28

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

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock. The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019. The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock. The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met. The Company did not grant stock options during 2016, 2015 or 2014 and at December 31, 2016, there were none outstanding.

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

The Company granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the Plan: 14,673 shares, 10,227 shares and 10,570 shares of non-vested restricted stock to executive officers; and 4,536 shares, 3,458 shares and 4,050 shares of vested restricted stock to non-employee directors for the years ended December 31, 2016, 2015, and 2014, respectively. Compensation expense for these non-vested shares amounted to $170,000, $163,000 and $151,000, net of forfeiture, for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $141,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's equity compensation plans. This type of deferred compensation cost is recognized over a period of three years. Compensation expense for non-employee director shares was $68,000 in 2016, $59,000 in 2015 and $64,000 in 2014 and was recognized at the date the shares were granted.

A summary of the status of the Company's non-vested restricted shares granted under the above-described plans is presented below:

	2016
	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1,	33,267

Granted	19,209	$15.09
Vested	(28,240)
Forfeited	(6,191)
Non-vested at December 31,	18,045

Performance-Based Stock Rights

The Company granted performance-based stock rights relating to 14,382 shares, 10,227 shares and 10,570 shares to certain officers in the years ended December 31, 2016, 2015, and 2014, respectively, under the Plan. The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes. The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded. Until vesting, the shares are not issued and not included in shares outstanding. The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks. The compensation expense for performance-based stock rights totaled $42,000, $(148,000) and $41,000 for the years ended December 31, 2016, 2015 and 2014, respectively. In the years ended December 31, 2016 and 2015, previously accrued compensation expense of $7,000 and $206,000, respectively, for performance-based stock rights was recovered because the predetermined metrics were not attained. As of December 31, 2016, there was $26,000 unrecognized compensation cost related to these stock rights. This type of deferred compensation cost is recognized over a period of three years dependent upon management reaching the predetermined goals.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	2016
	Performance Based Stock Rights (Shares)	Weighted Average Fair Value at December 31
Non-vested at January 1,	33,443

Granted	14,382
Vested	-
Forfeited	(29,780)
Non-vested at December 31,	18,045	$15.72

Note 13.	Federal Home Loan Bank Advances and Other Borrowings

The Company's borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") were $12.9 million at December 31, 2016 and $13.0 million at December 31, 2015. At December 31, 2016 and 2015, the fixed interest rates on FHLB advances ranged from 2.06% to 2.82% and the weighted average interest rate was 2.46%.

At December 31, 2016, the Bank had an available line of credit with the FHLB with a borrowing limit of approximately $187.0 million with advances of $12.9 million outstanding. The amount outstanding includes $2.9 million of amortizing balances that will mature with a balloon of $2.4 million in 2022. FHLB advances and the available line of credit were secured by certain first and second lien loans on one-to-four unit single-family dwellings and eligible commercial real estate loans of the Bank. As of December 31, 2016, the book value of eligible loans totaled approximately $161.4 million. At December 31, 2015, the advances were secured by similar loans totaling $146.4 million. The amount of available credit is limited to 100% of the market value of qualifying collateral for one-to-four unit single-family residential loans, 79% to 94% for home equity loans and 70% for commercial real estate loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The contractual maturities of FHLB advances at December 31, 2016 are as follows:

(In thousands)
Due in 2017	$5,076
Due in 2018	80
Due in 2019	85
Due in 2020	89
Due in 2021	95
Thereafter	7,511
$12,936

As additional sources of liquidity, the Bank has available federal funds purchased lines of credit with seven different commercial banks totaling $60.0 million, and the Federal Reserve Bank of Richmond for $2.9 million. At December 31, 2016, none of the available federal funds purchased lines of credit with various commercial banks were in use.

Note 14.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2016, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $4.5 million.

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

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$52,380	$66,698
Standby letters of credit	3,983	2,516
	$56,363	$69,214

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70% repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%. The interest expense on the interest rate swap was $103,000, $118,000 and $121,000 for the years ended December 31, 2016, 2015 and  2014, respectively. In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Floating Rate Junior Subordinated Deferrable Debentures to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap in 2016, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. The interest expense on the interest rate swaps was $89,000, $161,000 and $107,000 in 2016, 2015 and 2014, respectively, and is recorded in loan interest income. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $1.2 million at December 31, 2016. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements for December 31, 2016 and 2015 are as follows:

(In thousands)	December 31, 2016
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(214)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	238	Other Assets	6/15/2031
Interest rate swap - fair value	1,251	12	Other Assets	4/9/2025
Interest rate swap - fair value	4,598	(2)	Other Liabilities	2/12/2022

(In thousands)	December 31, 2016
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$207	Not applicable	$-

(In thousands)	December 31, 2016
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(12)

(In thousands)	December 31, 2015
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date From	Expiration Date To
Interest rate swap - cash flow	$4,000	$(289)	Other Liabilities		9/15/2020
Interest rate swap - fair value	973	2	Other Assets		9/26/2022
Interest rate swap - fair value	5,996	(46)	Other Liabilities	2/14/2022	4/9/2025

(In thousands)	December 31, 2015
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$10	Not applicable	$-

(In thousands)	December 31, 2015
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$(112)

Note 17.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2013	$(147)	$(847)	$53	$(941)
Other comprehensive income before reclassifications	(53)	1,009	(114)	842
Amounts reclassified from accumulated other comprehensive (loss)	-	(2)	-	(2)
Net current-period other comprehensive income	(53)	1,007	(114)	840
Balance December 31, 2014	$(200)	$160	$(61)	$(101)

Other comprehensive income (loss) before reclassifications	10	(386)	20	(356)
Amounts reclassified from accumulated other comprehensive (loss)	-	(3)	-	(3)
Net current-period other comprehensive income (loss)	10	(389)	20	(359)
Balance December 31, 2015	$(190)	$(229)	$(41)	$(460)

Other comprehensive income (loss) before reclassifications	207	(536)	52	(277)
Amounts reclassified from accumulated other comprehensive (loss)	-	-	-	-
Net current-period other comprehensive income (loss)	207	(536)	52	(277)
Balance, December 31, 2016	$17	$(765)	$11	$(737)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications Out of Accumulated Other Comprehensive Income

	For the Twelve Months Ended December 31,
(In thousands)	2016	2015	2014
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Unrealized gains and losses on available-for-sale securities	$1	$4	$3	Gain on sale and call of securities
	1	4	3	Total income before income tax
	1	1	1	Income tax expense
	$-	$3	$2	Net of tax

Note 18.	Fair Value Measurement

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2016
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$40,504	$-	$40,504	$-
Obligations of states and political subdivisions	6,310	-	6,310	-
Corporate bonds	2,785	-	-	2,785
Mutual funds	374	374	-	-
Total available for sale securities	49,973	374	46,814	2,785

Interest rate swaps	250	-	250	-
Total assets at fair value	$50,223	$374	$47,064	$2,785

Liabilities at December 31, 2016
Interest rate swaps	$216	$-	$216	$-
Total liabilities at fair value	$216	$-	$216	$-

Assets at December 31, 2015
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$45,792	$-	$45,792	$-
Obligations of states and political subdivisions	6,200	-	6,200	-
Corporate bonds	2,860	-	2,860	-
Mutual funds	372	372	-	-
Total available for sale securities	55,224	372	54,852	-

Interest rate swaps	2	-	2	-
Total assets at fair value	$55,226	$372	$54,854	$-

Liabilities at December 31, 2015
Interest rate swaps	$335	$-	$335	$-
Total liabilities at fair value	$335	$-	$335	$-

Change in Level 3 Fair Value

There were $2.8 million of Level 3 assets measured at estimated fair value on a recurring basis as of December 31, 2016. There were no Level 3 assets measured at estimated fair value on a recurring basis as of December 31, 2015.

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2016	Included in earnings	Included in Other Comprehensive Income	Transfers in and/or out of Level 3 and 2	Balance December 31, 2016
Available for sale securities	$-	$-	$-	$2,785	$2,785

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations. At December 31, 2016, the Company's Level 3 loans for which a reserve has been taken, consisted of one loan totaling $324,000 secured by real estate with reserves of $285,000 and two loan totaling $145,000 secured with business assets and inventory with reserves of $96,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the OREO as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers records the OREO as nonrecurring Level 3. Total valuation of OREO property was $1.4 million at December 31, 2016 and $1.4 million at December 31, 2015.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis during the period:

	Carrying Value at December 31, 2016
(In thousands)	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,597	$-	$3,509	$88
Other real estate owned, net	1,356	-	-	1,356

	Carrying Value at December 31, 2015
(In thousands)	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$337	$-	$293	$44
Other real estate owned, net	1,356	-	1,356	-

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2016 and 2015:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Corporate securities available for sale	$2,785	Market values	Discounted cash flows	0%
Impaired Loans	88	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	81%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$4,229

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Impaired Loans	$44	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	90%
Total	$44

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

At December 31, 2016 and December 31, 2015, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at December 31, 2016
(In thousands)	Carrying Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value as of December 31, 2016
Assets
Cash and short-term investments	$67,846	$67,581	$-	$-	$67,581
Securities available for sale	49,973	374	46,814	2,785	49,973
Restricted investments	1,782	-	1,782	-	1,782
Net loans	458,608	-	455,514	88	455,602
Accrued interest receivable	1,550	-	1,550	-	1,550
Interest rate swaps	250	-	250	-	250
BOLI	12,873	-	12,873	-	12,873
Total Financial Assets	$592,882	$67,955	$518,783	$2,873	$589,611

Liabilities
Deposits	$546,157	$-	$545,669	$-	$545,669
Borrowings	12,936	-	12,922	-	12,922
Junior subordinated debt	4,124	-	4,144	-	4,144
Accrued interest payable	112	-	112	-	112
Interest rate swaps	216	-	216	-	216
Total financial liabilities	$563,545	$-	$563,063	$-	$563,063

	Fair Value Measurements at December 31, 2015
(In thousands)	Carrying Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Fair Value of December 31, 2015
Assets
Cash and short-term investments	$53,215	$53,031	$-	$-	$53,031
Securities available for sale	55,224	372	54,852	-	55,224
Restricted investments	1,286	-	1,286	-	1,286
Net loans	442,669	-	443,724	44	443,768
Accrued interest receivable	1,462	-	1,462	-	1,462
Interest rate swaps	2	-	2	-	2
BOLI	12,511	-	12,511	-	12,511
Total Financial Assets	$566,369	$53,403	$513,837	$44	$567,284

Liabilities
Deposits	$524,294	$-	$524,094	$-	$524,094
Borrowings	13,007	-	13,081	-	13,081
Junior subordinated debt	4,124	-	4,185	-	4,185
Accrued interest payable	108	-	108	-	108
Interest rate swaps	335	-	335	-	335
Total financial liabilities	$541,868	$-	$541,803	$-	$541,803

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

Note 19.	Other Operating Expenses

The principal components of "Other operating expenses" in the Consolidated Statements of Operations are:

(In thousands)	2016	2015	2014
Postage and courier expenses	$192	$171	$176
Paper and supplies	148	156	169
Taxes, other than income taxes	351	363	336
Charge-offs, other than loan charge-offs	275	400	318
Telephone	330	331	322
Directors' compensation	240	218	237
Managed service agreements	402	437	436
Other (no items exceed 1% of total revenue)	1,160	1,092	1,048
	$3,098	$3,168	$3,042

Directors' compensation is allocated and expensed separately at both the Bank and at the parent company. The above year-to-year comparisons of directors' compensation are on a consolidated basis.

Note 20.	Concentration Risk

The Company maintains its cash accounts in several correspondent banks. The balances with these correspondent banks may exceed federally insured limits at times, which management considers a normal business risk.

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

On January 1, 2015, the Bank applied changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking regulators (the Basel III Final Rule).  The regulatory risk-based capital amounts presented below for December 31, 2015 include:  (1) common equity tier 1 capital ("CET1") which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred taxes; (2) Tier 1 capital which consists principally of CET1 plus the Bank's "grandfathered" trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses. In addition, the Bank has made the one-time irrevocable election to continue treating accumulated other comprehensive income ("AOCI") under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule. The table below also reflects the minimum regulatory and certain prompt corrective action capitals that began on January 1, 2015.

Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Bank to maintain such minimum ratios plus a 2.5% "capital conservation buffer" (other than for the leverage ratio). The phase in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019. Management believes that the Bank met all capital adequacy requirements to which they are subject to as of December 31, 2016.

As of December 31, 2016, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," an institution must maintain minimum total risk-based, common equity Tier 1 capital, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the following table. No amount was deducted from capital for interest-rate risk.

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:

Total capital (to risk weighted assets):	$62,668	13.2%	$38,075	8.0%	$47,594	10.0%

Common equity tier 1 capital (to risk weighted assets):	$58,143	12.2%	$21,417	4.5%	$30,936	6.5%

Tier 1 capital (to risk weighted assets):	$58,143	12.2%	$28,557	6.0%	$38,075	8.0%

Tier 1 capital (to average assets):	$58,143	9.2%	$25,204	4.0%	$31,505	5.0%

As of December 31, 2015:

Total capital (to risk weighted assets):	$59,162	12.5%	$37,781	8.0%	$47,227	10.0%

Common equity tier 1 capital (to risk weighted assets):	$54,969	11.6%	$21,252	4.5%	$30,697	6.5%

Tier 1 capital (to risk weighted assets):	$54,969	11.6%	$28,336	6.0%	$37,781	8.0%

Tier 1 capital (to average assets):	$54,969	9.1%	$24,093	4.0%	$30,116	5.0%

Note 22.	Junior Subordinated Debt

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering (Trust II). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at December 31, 2016 and December 31, 2015 amounted to $4.1 million on each date. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 23.	Parent Corporation Only Financial Statements

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Balance Sheets

(In thousands)	December 31,
Assets	2016	2015
Cash on deposit with subsidiary bank	$511	$718
Interest-bearing deposits at other banks	580	1,450
Investment in subsidiaries, at cost, plus equity in undistributed net income	57,390	54,699
Other assets	384	252
Total assets	$58,865	$57,119

Liabilities and Shareholders' Equity
Junior subordinated debt	$4,124	$4,124
Other liabilities	290	362
Total liabilities	4,414	4,486
Shareholders' Equity
Common stock	11,693	11,616
Retained earnings, which are substantially distributed earnings of subsidiaries	43,495	41,477
Accumulated other comprehensive (loss)	(737)	(460)
Total shareholders' equity	54,451	52,633

Total liabilities and shareholders' equity	$58,865	$57,119

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Operations
For Each of the Three Years Ended December 31, 2016

(In thousands)	2016	2015	2014
Income
Interest income	$8	$9	$14
Dividends from subsidiaries	901	1,797	1,791
Total interest and dividend income	909	1,806	1,805

Expenses
Interest expense	200	199	199
Legal and professional fees	112	107	42
Directors' fees	164	141	157
Miscellaneous	141	143	140
Total expense	617	590	538

Income before income tax benefits and equity in undistributed (distributed) net income (loss) of subsidiaries	292	1,216	1,267

Income tax benefit	(207)	(198)	(178)

Income before equity in undistributed (distributed) net income (loss) of subsidiaries	499	1,414	1,445

Equity in undistributed (distributed) net income (loss) of subsidiaries	3,175	(2,026)	3,361
Net income (loss)	$3,674	$(612)	$4,806

FAUQUIER BANKSHARES, INC.
(Parent Corporation Only)
Statements of Cash Flows
For Each of the Three Years in the Period Ended December 31, 2016

(In thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$3,674	$(612)	$4,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed (distributed) earnings of subsidiaries	(3,175)	2,026	(3,361)
Tax effect of restricted stock awards	42	22	7
Issuance of vested restricted stock	68	60	104
Amortization of unearned compensation	170	28	190
(Increase) decrease in other assets	-	175	(1)
Increase (decrease) in other liabilities	2	136	(90)
Net cash provided by operating activities	781	1,835	1,655

Cash Flows from Financing Activities
Repurchase of common stock	(55)	-	-
Cash dividends paid	(1,803)	(1,984)	(1,791)
Net cash (used in) financing activities	(1,858)	(1,984)	(1,791)

(Decrease) in cash and cash equivalents	(1,077)	(149)	(136)

Cash and Cash Equivalents
Beginning	2,168	2,317	2,453

Ending	$1,091	$2,168	$2,317

Note 24.                          Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through six limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2032. The Company accounts for the affordable housing investments using the equity method and has recorded $4.0 million in other assets at December 31, 2016. The Company has also recorded $1.8 million in other liabilities related to unfunded capital commitments through 2019. The related federal tax credits for the years ended December 31, 2016 and 2015 were $493,000 and $502,000, respectively, and were included in income tax expense in the Consolidated Statements of Operations. There were $267,000 in flow-through losses recognized during the year ended December 31, 2016 and $482,000 in the year ended December 31, 2015 that were included in non-interest income.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended December 31, 2016.

There have been no material changes to the quantitative and qualitative disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of December 31, 2016, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2016, based on the 2013 framework criteria.

No changes were made in Management's internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, Management's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company required by this item is contained in the Company's definitive proxy statement for the 2017 annual meeting of shareholders to be held on May 16, 2017 (the "2017 proxy statement") under the captions "Election of Three Class III Directors," "Meetings and Committees of the Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. Please see Exhibit 14 in the exhibit list contained in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive and director compensation is contained in the Company's 2017 proxy statement under the captions "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in the Company's 2017 proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

The following table sets forth information as of December 31, 2016 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	18,045	(1)	$15.72	151,174	(2)

Equity compensation plans not approved by security holders	-			-

Total	18,045		$15.72	151,174

(1)	Consists of shares underlying performance-based stock rights that were granted under the Stock Incentive Plan approved by shareholders on May 19, 2009.

(2)	Consists of 350,000 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Stock Incentive Plan approved by shareholders on May 19, 2009.

For additional information concerning the material features of the Company's equity compensation plans please see Note 12 of our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Company's 2017 proxy statement under the captions "Meetings and Committees of the Board of Directors" and "Related Party Transactions," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Company's 2017 proxy statement under the captions "Principal Accountant Fees" and "Pre-Approval Policies," and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) -Financial Statements

The following consolidated financial statements of Fauquier Bankshares, Inc. and subsidiaries are filed as part of this document under Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2016 and December 31, 2015
Consolidated Statements of Operations - Years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Changes in Shareholders' Equity -Years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements -Years ended December 31, 2016, 2015, and 2014

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

10.1.1	Form of Restricted Stock Grant Agreement for Employee, incorporated by reference to Exhibit 10.1.1 to Form 8-K filed February 16, 2005.

10.1.2	Form of Restricted Stock Grant Agreement for Non-Employee Director, incorporated by reference to Exhibit 10.1.2 to Form 8-K filed February 16, 2005.

10.2	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.3	Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 99.0 to Form S-8 filed August 21, 2009.

10.3.1	Form of Incentive Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 15, 2010.

10.3.2	Form of Nonstatutory Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 15, 2010.

10.3.3	Form of Restricted Stock Award Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 15, 2010.

10.4	Employment Agreement, dated June 6, 2016, between Fauquier Bankshares, Inc., The Fauquier Bank, and Marc J. Bogan, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed June 7, 2016.

10.5
Employment Agreement, dated February 8, 2017, between Fauquier Bankshares, Inc., The Fauquier Bank, and Christine E. Headly, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed February 13, 2017.

10.6	Employment Agreement, dated August 18, 2016, between Fauquier Bankshares, Inc., The Fauquier Bank, and T. Michael York, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed August 19, 2016.

10.7	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated October 21, 2010, incorporated by reference to Exhibit 10.15 to Form 10-Q filed November 8, 2010.

10.7.1	Form of Participation Agreement for Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15.1 to Form 10-Q filed November 8, 2010.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-Q filed August 11, 2006.

21	Subsidiaries of the Fauquier Bankshares, Inc., incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101.00
The following materials from the Company's 10-K Report for the period ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the  Consolidated Statements of Cash Flows and (vi) the Notes to the  Consolidated Financial Statements.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
Dated:  March 24, 2017

/s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
Dated: March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	March 24, 2017
John B. Adams, Jr.

/s/ Randolph T. Minter	Vice Chairman, Director	March 24, 2017
Randolph T. Minter

/s/ Marc J. Bogan	President & Chief Executive Officer, Director	March 24, 2017
Marc J. Bogan	(Principal Executive Officer)

/s/ Christine E. Headly	Executive Vice President & Chief Financial Officer	March 24, 2017
Christine E. Headly	(Principal Financial and Accounting Officer)

/s/ Kevin T. Carter	Director	March 24, 2017
Kevin T. Carter

/s/ Donna D. Flory	Director	March 24, 2017
Donna D. Flory

/s/ Randolph D. Frostick	Director	March 24, 2017
Randolph D. Frostick

/s/ Jay B. Keyser	Director	March 24, 2017
Jay B. Keyser

/s/ Brian S. Montgomery	Director	March 24, 2017
Brian S. Montgomery

/s/ P. Kurt Rodgers	Director	March 24, 2017
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 24, 2017
Sterling T. Strange III