Form 10-Q
period 2017-03-31
FAUQUIER BANKSHARES, INC.
filed 2017-05-12
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to_____________
;
Commission File No.: 000-25805

Fauquier Bankshares, Inc.
(Exact name of registrant as specified in its charter)

10 Courthouse Square, Warrenton, Virginia	20186
(Address of principal executive offices)	(Zip Code)

(540) 347-2700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The registrant had 3,769,201 shares of common stock outstanding as of May 5, 2017.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
	March 31,	December 31,
	2017	2016
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,600	$5,509
Interest-bearing deposits in other banks	70,082	62,327
Federal funds sold	10	10
Securities available for sale	56,409	49,973
Restricted investments	1,803	1,782
Loans	455,643	463,133
Allowance for loan losses	(4,477)	(4,525)
Net loans	451,166	458,608
Bank premises and equipment, net	19,084	19,299
Accrued interest receivable	1,489	1,550
Other real estate owned, net of allowance	1,356	1,356
Bank-owned life insurance	12,962	12,873
Other assets	11,071	11,158
Total assets	$630,032	$624,445

Liabilities
Deposits:
Noninterest-bearing	$115,090	$110,121
Interest-bearing:
Checking	229,234	238,698
Savings and money market accounts	143,055	131,008
Time deposits	63,724	66,330
Total interest-bearing	436,013	436,036
Total deposits	551,103	546,157

Federal Home Loan Bank advances	12,917	12,936
Junior subordinated debt	4,124	4,124
Other liabilities	6,621	6,777
Total liabilities	574,765	569,994

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2017: 3,769,201 shares including 24,586 non-vested shares; 2016: 3,753,919 shares including 18,045 non-vested shares	11,720	11,693
Retained earnings	43,897	43,495
Accumulated other comprehensive (loss), net	(350)	(737)
Total shareholders' equity	55,267	54,451
Total liabilities and shareholders' equity	$630,032	$624,445

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2017 and 2016

(In thousands, except per share data)	2017	2016
Interest Income
Interest and fees on loans	$4,946	$4,867
Interest and dividends on securities available for sale:
Taxable interest income	254	251
Interest income exempt from federal income taxes	61	53
Dividends	24	25
Interest on deposits in other banks	130	61
Total interest income	5,415	5,257

Interest Expense
Interest on deposits	340	309
Interest on Federal Home Loan Bank advances	80	81
Distribution on junior subordinated debt	49	50
Total interest expense	469	440

Net interest income	4,946	4,817

Provision for loan losses	50	200

Net interest income after provision for loan losses	4,896	4,617

Other Income
Trust and estate income	361	347
Brokerage income	57	71
Service charges on deposit accounts	485	527
Other service charges, commissions and income	502	441
Total other income	1,405	1,386

Other Expenses
Salaries and benefits	2,819	2,633
Occupancy expense of premises	597	603
Furniture and equipment	398	408
Marketing expense	140	132
Legal, audit and consulting expense	279	282
Data processing expense	328	313
Federal Deposit Insurance Corporation expense	80	166
Loss on sale, impairment and expense of other real estate owned, net	-	1
Other operating expenses	767	798
Total other expenses	5,408	5,336

Income before income taxes	893	667

Income tax expense	125	61

Net Income	$768	$606

Earnings per Share, basic	$0.20	$0.16

Earnings per Share, assuming dilution	$0.20	$0.16

Dividends per Share	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended March 31, 2017 and 2016

(In thousands)	2017	2016
Net Income	$768	$606
Other comprehensive income, net of tax:
Interest rate swap, net of tax effect of $(7) in 2017 and $29 in 2016	14	(56)
Change in fair value of securities available for sale net of tax effect of $(192) in 2017 and $(111) in 2016	373	216
Total other comprehensive income, net of tax of $(199) in 2017 and $(82) in 2016	387	160
Comprehensive Income	$1,155	$766

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Three Months Ended March 31, 2017 and 2016

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$11,616	$41,477	$(460)	$52,633
Net income		606		606
Other comprehensive income net of tax effect of $(82)			160	160
Cash dividends ($0.12 per share)		(451)		(451)
Amortization of unearned compensation, restricted stock awards		42		42
Issuance of common stock - non-vested shares (12,470 shares)	40	(40)		-
Issuance of common stock - vested shares (4,536 shares)	14	54		68
Balance, March 31, 2016	$11,670	$41,688	$(300)	$53,058

Balance, December 31, 2016	$11,693	$43,495	$(737)	$54,451
Net income		768		768
Other comprehensive income net of tax effect of $(199)			387	387
Cash dividends ($0.12 per share)		(452)		(452)
Amortization of unearned compensation, restricted stock awards		30		30
Issuance of common stock - non-vested shares (3,984 shares)	12	(12)		-
Issuance of common stock - vested shares (5,139 shares)	16	74		90
Repurchase of common stock (382 shares)	(1)	(6)		(7)
Balance, March 31, 2017	$11,720	$43,897	$(350)	$55,267

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2017 and 2016

(In thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$768	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	356	362
Provision for loan losses	50	200
(Gain) on interest rate swaps	(6)	-
Amortization of security premiums, net	16	19
Amortization of unearned compensation, net of forfeiture	45	48
Issuance of vested restricted stock	90	68
Bank-owned life insurance income	(89)	(91)
Changes in assets and liabilities:
(Increase) in other assets	(37)	(56)
(Decrease) in other liabilities	(143)	(12)
Net cash provided by operating activities	1,050	1,144

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	4,077	4,542
Purchase of securities available for sale	(9,964)	(2,059)
Purchase of premises and equipment	(141)	(122)
(Issuance) redemptions of restricted securities, net	(21)	4
Net (increase) decrease in loans	7,376	(2,413)
Net cash provided by (used in) investing activities	1,327	(48)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	7,552	1,795
Net increase (decrease) in certificates of deposit	(2,606)	40
(Decrease) in FHLB advances	(19)	(18)
Cash dividends paid on common stock	(451)	(451)
Repurchase of common stock	(7)	-
Net cash provided by financing activities	4,469	1,366

Increase in cash and cash equivalents	6,846	2,462

Cash and Cash Equivalents
Beginning	67,846	53,215

Ending	$74,692	$55,677

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$475	$437
Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale, net of tax effect	$373	$216
Unrealized gain (loss) on interest rate swap, net of taxes	$14	$(56)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiary, The Fauquier Bank ("the Bank"); and the Bank's wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2017 and December 31, 2016 and the results of operations for the three months ended March 31, 2017 and 2016. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year or any other interim period.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) Require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Require separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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

During January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business." The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business - inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a "set") that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 31, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-04. "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU No. 2017-07. "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If separate line item(s) are not used, the line item(s) used in the income statement to present the other components of net benefit cost must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU No. 2017-08, "Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period of certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.

Note 2.  Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	March 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$41,737	$239	$(297)	$41,679
Obligations of states and political subdivisions	11,123	92	(20)	11,195
Corporate bonds	3,761	-	(602)	3,159
Mutual funds	380	-	(4)	376
	$57,001	$331	$(923)	$56,409

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$40,781	$182	$(459)	$40,504
Obligations of states and political subdivisions	6,228	100	(18)	6,310
Corporate bonds	3,743	-	(958)	2,785
Mutual funds	378	-	(4)	374
	$51,130	$282	$(1,439)	$49,973

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2017
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,934	$2,954
Due after one year through five years	7,278	7,259
Due after five years through ten years	12,587	12,718
Due after ten years	33,822	33,102
Equity securities	380	376
	$57,001	$56,409

There were no impairment losses on securities during the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017, no securities were sold and one security of $400,000 was called. Over the same period, twelve securities totaling $10.0 million were purchased. During the three months ended March 31, 2016, no securities were sold, one security of $3.0 million was called and one security of $2.1 million was purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$20,464	$(236)	$1,507	$(61)	$21,971	$(297)
Obligations of states and political subdivisions	2,125	(20)	-	-	2,125	(20)
Corporate bonds	599	(45)	2,560	(557)	3,159	(602)
Mutual funds	380	(4)	-	-	380	(4)
Total temporary impaired securities	$23,568	$(305)	$4,067	$(618)	$27,635	$(923)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$18,942	$(400)	$1,507	$(59)	$20,449	$(459)
Obligations of states and political subdivisions	293	(18)	-	-	293	(18)
Corporate bonds	503	(136)	2,283	(822)	2,786	(958)
Mutual funds	374	(4)	-	-	374	(4)
Total temporary impaired securities	$20,112	$(558)	$3,790	$(881)	$23,902	$(1,439)

At March 31, 2017 there were 27 securities that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.

The nature of securities which were temporarily impaired at March 31, 2017 consisted of three corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI") totaling $3.8 million and a temporary loss of approximately $602,000. The value of these corporate bonds is based on quoted market prices for similar assets. They are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 58 different financial institutions per bond. They have an estimated maturity of 17 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all the bonds. The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate ("LIBOR"). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of March 31, 2017. The bonds, totaling $3.2 million at fair value, are projected to repay the full outstanding interest and principal and are now classified as performing corporate bond investments. During the three months ended March 31, 2017, $32,000 of interest income was recorded.

Additional information regarding each of the pooled trust preferred securities as of March 31, 2017 follows:

(Dollars in thousands)
Cost, net of OTTI loss	Fair Value (1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss (Income), net of tax benefit
$1,678	$1,260	80.7%	2.8%	16.5%	$280	$276
1,440	1,300	87.1%	3.7%	9.2%	560	92
643	599	91.3%	2.0%	6.7%	357	30
$3,761	$3,159				$1,197	$398

(1)	Current Moody's Ratings range from Ba2 to B2.

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2016	$1,215
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(18)
Ending balance as of March 31, 2017	$1,197

The carrying value of securities pledged to secure deposits and for other purposes amounted to $46.1 million and $41.9 million at March 31, 2017 and December 31, 2016, respectively.

Note 3.  Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Three Months Ended March 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(15)	-	-	(29)	(4)	(51)	-	-	(99)
Recoveries	-	-	-	1	-	-	-	-	1
Provision (recovery)	(75)	59	(28)	52	-	77	(3)	(32)	50
Ending balance at 3/31/2017	$471	$1,628	$633	$45	$72	$969	$304	$355	$4,477

Ending balances individually evaluated for impairment	$95	$391	$305	$-	$-	$73	$-	$-	$864

Ending balances collectively evaluated for impairment	$376	$1,237	$328	$45	$72	$896	$304	$355	$3,613

Loans Receivable
Individually evaluated for impairment	$185	$3,262	$2,772	$-	$-	$1,408	$70		$7,697
Collectively evaluated for impairment	23,365	162,241	40,161	3,271	12,713	163,170	43,025		447,946
Ending balance at 3/31/2017	$23,550	$165,503	$42,933	$3,271	$12,713	$164,578	$43,095		$455,643

	As of and for the Three Months Ended March 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Charge-offs	-	-	-	(10)	(10)	-	-	-	(20)
Recoveries	1	-	-	1	-	-	1	-	3
Provision	(2)	55	15	13	(1)	10	(10)	120	200
Ending balance at 3/31/2016	$525	$1,217	$939	$17	$106	$896	$347	$329	$4,376

	As of and for the Year Ended December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Charge-offs	(226)	(380)	-	(46)	(36)	(36)	-	-	(724)
Recoveries	1,527	24	-	10	-	-	3	-	1,564
Provision	(1,266)	763	(263)	44	(5)	93	(52)	178	(508)
Ending balance at 12/31/2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525

Ending balances individually evaluated for impairment	$100	$398	$309	$-	$-	$73	$-	$-	$880

Ending balances collectively evaluated for impairment	$461	$1,171	$352	$21	$76	$870	$307	$387	$3,645

Loans Receivable
Individually evaluated for impairment	$227	$3,273	$3,504	$-	$-	$1,410	$70		$8,484
Collectively evaluated for impairment	25,508	161,998	46,273	3,100	13,006	160,973	43,791		454,649
Ending balance at 12/31/2016	$25,735	$165,271	$49,777	$3,100	$13,006	$162,383	$43,861		$463,133

The Company's allowance for loan losses at March 31, 2017 has three basic components: the specific allowance, the general allowance, and the unallocated components. The specific allowance component is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The general allowance component is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans and other consumer loans. Also, the general allowance component is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Credit Quality Indicators

	As of March 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,995	$153,774	$33,598	$3,268	$12,713	$155,613	$39,532	$419,493
Special mention	892	4,649	6,241	3	-	1,545	849	14,179
Substandard	1,663	7,080	3,094	-	-	7,420	2,714	21,971
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$23,550	$165,503	$42,933	$3,271	$12,713	$164,578	$43,095	$455,643

	As of December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,956	$153,486	$39,342	$3,097	$13,006	$152,730	$40,253	$422,870
Special mention	3,007	4,691	6,525	3	-	1,890	890	17,006
Substandard	1,772	7,094	3,910	-	-	7,763	2,718	23,257
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$25,735	$165,271	$49,777	$3,100	$13,006	$162,383	$43,861	$463,133

Age Analysis of Past Due Loans Receivable

	As of March 31, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$225	$33	$41	$299	$23,251	$23,550	$-	$185
Commercial real estate	3,262	-	488	3,750	161,753	165,503	-	488
Construction and land	78	-	-	78	42,855	42,933	-	1,482
Consumer	63	-	1	64	3,207	3,271	1	-
Student (U.S. Government guaranteed)	634	537	2,438	3,609	9,104	12,713	2,438	-
Residential real estate	678	191	1,052	1,921	162,657	164,578	-	1,052
Home equity line of credit	1,129	79	-	1,208	41,887	43,095	-	-
Total	$6,069	$840	$4,020	$10,929	$444,714	$455,643	$2,439	$3,207

	As of December 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$128	$58	$-	$186	$25,549	$25,735	$-	$187
Commercial real estate	-	496	321	817	164,454	165,271	321	496
Construction and land	237	-	-	237	49,540	49,777	-	1,497
Consumer	70	3	-	73	3,027	3,100	-	-
Student (U.S. Government guaranteed)	1,163	490	2,538	4,191	8,815	13,006	2,538	-
Residential real estate	302	-	1,343	1,645	160,738	162,383	-	1,343
Home equity line of credit	249	418	-	667	43,194	43,861	-	-
Total	$2,149	$1,465	$4,202	$7,816	$455,317	$463,133	$2,859	$3,523

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012. The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. At March 31, 2017, $2.4 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	March 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$41	$84	$-	$41	$-
Commercial real estate	2,774	2,774	-	2,775	34
Construction and land	-	-	-	-	-
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	408	408	-	409	4
Home equity line of credit	70	70	-	70	1
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$144	$166	$95	$144	$-
Commercial real estate	488	488	391	492	-
Construction and land	2,772	2,817	305	2,784	15
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,000	1,000	73	1,000	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$185	$250	$95	$185	$-
Commercial real estate	3,262	3,262	391	3,267	34
Construction and land	2,772	2,817	305	2,784	15
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,408	1,408	73	1,409	4
Home equity line of credit	70	70	-	70	1
Consumer	-	-	-	-	-
Total	$7,697	$7,807	$864	$7,715	$54

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$41	$84	$-	$72	$5
Commercial real estate	2,777	2,777	-	2,837	142
Construction and land	709	709	-	716	35
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	410	410	-	415	17
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$186	$207	$100	$201	$3
Commercial real estate	496	496	398	500	24
Construction and land	2,795	2,825	309	2,793	61
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,000	1,000	73	1,006	27
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$227	$291	$100	$273	$8
Commercial real estate	3,273	3,273	398	3,337	166
Construction and land	3,504	3,534	309	3,509	96
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,410	1,410	73	1,421	44
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Total	$8,484	$8,578	$880	$8,610	$317

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

At March 31, 2017, there were $5.6 million of commercial loans classified as substandard which were deemed not to be impaired because the Bank believes all principal and interest are likely to be collected according to the original loan agreements and are substandard based on their industry or changes in their cash flow. Impaired loans totaled $7.7 million at March 31, 2017 and $8.5 million at December 31, 2016. Approximately $7.5 million of loans classified as impaired at March 31, 2017 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

No loans were modified as TDRs during the three months ended March 31, 2017 and 2016. There were no defaults on TDRs occurring within 12 months of modification during the three months ended March 31, 2017 and 2016.

At March 31, 2017, there were 10 loans in the portfolio, totaling $6.1 million, that have been identified as TDRs. At March 31, 2017, six of the TDR loans were current and performing in accordance with the modified terms. Three of the TDRs, totaling $1.5 million, to a single borrower, were in nonaccrual status due to prior irregular payments, but were paying in accordance with a bankruptcy plan. An additional loan of $94,000 was in nonaccrual status due to continued irregular payments. Reserves on TDRs have been established as appropriate.

At March 31, 2017, the Company had no foreclosed residential real estate property in its possession. There was one residential real estate property with a carrying value of $52,000 that was in the process of foreclosure.

 Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Non-accrual loans	$3,207	$3,523	$1,876
Other real estate owned	1,356	1,356	1,356
Total non-performing assets	4,563	4,879	3,232
Restructured loans still accruing	4,541	5,305	5,459
Student loans (U.S. Government guaranteed) past due 90 days or more and still accruing	2,438	2,538	2,241
Other loans past due 90 or more days and still accruing	1	321	-
Total non-performing and other risk assets	$11,543	$13,043	$10,932

Allowance for loan losses to total loans	0.98%	0.98%	0.97%
Non-accrual loans to total loans	0.70%	0.76%	0.42%
Allowance for loan losses to non-accrual loans	139.60%	128.44%	233.26%
Total non-accrual loans and restructured loans still accruing to total loans	1.70%	1.91%	1.63%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	57.78%	51.26%	59.66%
Total non-performing assets to total assets	0.72%	0.78%	0.54%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.  Junior Subordinated Debt

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly. Total capital securities at March 31, 2017 and December 31, 2016 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three month LIBOR plus 1.70%, repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036, and pays interest expense monthly at the fixed rate of 4.91%. The interest expense on the interest rate swap was $22,000 and $27,000 for each of the three months ended March 31, 2017 and 2016, respectively. In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Floating Rate Junior Subordinated Deferrable Debentures to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap for the three months ended March 31, 2017, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one month LIBOR, plus a spread repricing on the same date as the loans, and pays interest at fixed rates. The interest expense on the interest rate swaps was $16,000 and $25,000 for the three months ended March 31, 2017 and 2016, respectively. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $1.2 million at March 31, 2017. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements as of March 31, 2017 and December 31, 2016 are as follows:

(In thousands)	March 31, 2017
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Dates From	Expiration Dates To
Interest rate swap - cash flow	$4,000	$(189)	Other Liabilities		9/15/2020
Interest rate forward swap - cash flow	4,000	234	Other Assets		6/15/2031
Interest rate swaps - fair value	5,810	31	Other Assets	9/26/2022	4/9/2025

	March 31, 2017
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$14	Not applicable	$-

(In thousands)	March 31, 2017
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$6

(In thousands)	December 31, 2016
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(214)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	238	Other Assets	6/15/2031
Interest rate swap - fair value	1,251	12	Other Assets	4/9/2025
Interest rate swap - fair value	4,598	(2)	Other Liabilities	2/12/2022

	December 31, 2016
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$207	Not applicable	$-

(In thousands)	December 31, 2016
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest Income	$(12)

Note 6.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,761,501	$0.20	3,750,937	$0.16
Effect of dilutive securities, stock-based awards	7,175		12,651
Diluted earnings per share	3,768,676	$0.20	3,763,588	$0.16

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

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock.  The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019.  The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock.  The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise.  The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met.  The Company did not grant stock options during the three months ended March 31, 2017 and there were no options outstanding at March 31, 2017.

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

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the Plan: 10,525 shares and 12,340 shares of non-vested restricted stock to executive officers, and 5,139 shares and 4,536 shares of vested restricted stock to non-employee directors during the three months ended March 31, 2017 and 2016, respectively. The compensation expense for these non-vested shares is recognized over a period of three years, and was $30,000 and $42,000, net of forfeiture, for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $295,000 of total unrecognized compensation cost related to these non-vested shares, which will be recorded in conjunction with the vesting periods over the remaining 33 months. Compensation expense for the non-employee directors shares is recognized at the date the shares are granted and during the three months ended March 31, 2017 and 2016, $90,000 and $68,000 was recognized, respectively.

A summary of the status of the Company's non-vested restricted shares granted under the Plan is presented below:

	Three Months Ended March 31, 2017
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2017	18,045	$15.04

Granted	15,664	17.50
Vested	(9,123)	16.74
Forfeited	-
Non-vested at March 31, 2017	24,586	$15.98

The Company granted performance-based stock rights relating to 10,525 and 12,049 shares to certain officers during the three months ended March 31, 2017 and 2016, respectively, under the Plan.  The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes.  The performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded.  Until vesting, the shares are not issued and not included in shares outstanding.  The awards are subject to the Company reaching a predetermined three-year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks.  The compensation expense for performance-based stock rights totaled $15,000 and $7,000 for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, there was $101,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Three Months Ended March 31, 2017
	Performance-Based Stock Rights (Shares)	Weighted Average Fair Value

Non-vested at January 1, 2017	18,045	$15.72

Granted	10,525	17.50
Vested	-
Forfeited	(3,984)	15.75
Non-vested at March 31, 2017	24,586	$16.49

Note 8.  Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering all employees who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The plan was amended for 2017. Under the amended plan, the Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred and an additional safe harbor contribution equal to 3% of compensation to all eligible participants. Prior to the amendment, the Company made an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred and an additional safe harbor contribution equal to 6% of compensation to all eligible participants. The Company's 401(k) expenses for the three months ended March 31, 2017 and 2016 were $194,000 and $184,000, respectively.

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

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. There was no deferred compensation expense for the three months ended March 31, 2017, compared with $9,000 for the three months ended March 31, 2016.

Concurrent with the establishment of the deferred compensation plan for the former employee, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the plan. Income on these life insurance policies amounted to $7,000 and $8,000 for the three months ended March 31, 2017 and 2016, respectively. The Company has recorded $1.3 million in cash surrender value of these policies at both March 31, 2017 and December 31, 2016 which is included in Bank Owned Life Insurance line item of the Consolidated Balance Sheet.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity or securities with previously recognized OTTI, then the security would fall to the lowest level of the hierarchy (Level 3). The Company's investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities. The vendor's primary source for security valuation is Interactive Data Corporation ("IDC"), which evaluates securities based on market data.  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2017:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$41,679	$-	$41,679	$-
Obligations of states and political subdivisions	11,195	-	11,195	-
Corporate bonds	3,159	-	-	3,159
Mutual funds	376	376	-	-
Total available for sale securities	56,409	376	52,874	3,159

Interest rate swaps	265	-	265	-
Total assets at fair value	$56,674	$376	$53,139	$3,159

Liabilities at March 31, 2017:
Interest rate swaps	$189	$-	$189	$-
Total liabilities at fair value	$189	$-	$189	$-

Assets at December 31, 2016:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$40,504	$-	$40,504	$-
Obligations of states and political subdivisions	6,310	-	6,310	-
Corporate bonds	2,785	-	-	2,785
Mutual funds	374	374	-	-
Total available for sale securities	49,973	374	46,814	2,785

Interest rate swaps	250	-	250	-
Total assets at fair value	$50,223	$374	$47,064	$2,785

Liabilities at December 31, 2016:
Interest rate swaps	$216	$-	$216	$-
Total liabilities at fair value	$216	$-	$216	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
(In thousands)	Balance as of January 1, 2017	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfers In (Out) of Level 3	Balance as of March 31, 2017
Securities available for sale:
Corporate bonds	$2,785	$32	$342	$-	$-	$3,159
Total assets	$2,785	$32	$342	$-	$-	$3,159

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with an impaired loan can be based on either the observable market price of the loan or the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At March 31, 2017, the Company's Level 3 loans for which a reserve has been established, consisted of two loans totaling $143,000 secured by business assets and inventory with a reserve of $95,000, and one loan totaling $321,000 secured by real estate with a reserve of $282,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral. The Company considers the OREO as nonrecurring Level 3. Total valuation of OREO property was $1.4 million at March 31, 2017 and December 31, 2016.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016.

	Carrying Value at March 31, 2017
(In thousands)	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,540	$-	$3,453	$87
Other real estate owned, net	1,356	-	-	1,356

	Carrying Value at December 31, 2016
(In thousands)	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,597	$-	$3,509	$88
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 Fair Value Measurements at March 31, 2017 and December 31, 2016.

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2017
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Corporate securities available for sale	$3,159	Market values	Discounted cash flows	0%
Impaired loans	87	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	81%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$4,602

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Corporate securities available for sale	$2,785	Market values	Discounted cash flows	0%
Impaired loans	88	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	81%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$4,229

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at March 31, 2017
(In thousands)	Carrying Value as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of March 31, 2017
Assets
Cash and short-term investments	$74,692	$74,390	$-	$-	$74,390
Securities available for sale	56,409	376	52,874	3,159	56,409
Restricted investments	1,803	-	1,803	-	1,803
Net loans	451,166	-	447,377	87	447,464
Accrued interest receivable	1,489	-	1,489	-	1,489
Interest rate swaps	265	-	265	-	265
BOLI	12,962	-	12,962	-	12,962
Total financial assets	$598,786	$74,766	$516,770	$3,246	$594,782

Liabilities
Deposits	$551,103	$-	$550,632	$-	$550,632
Borrowings	12,917	-	12,879	-	12,879
Junior subordinated debt	4,124	-	4,133	-	4,133
Accrued interest payable	106	-	106	-	106
Interest rate swaps	189	-	189	-	189
Total financial liabilities	$568,439	$-	$567,939	$-	$567,939

	Fair Value Measurements at December 31, 2016
(In thousands)	Carrying Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2016
Assets
Cash and short-term investments	$67,846	$67,581	$-	$-	$67,581
Securities available for sale	49,973	374	46,814	2,785	49,973
Restricted investments	1,782	-	1,782	-	1,782
Net loans	458,608	-	455,514	88	455,602
Accrued interest receivable	1,550	-	1,550	-	1,550
Interest rate swaps	250	-	250	-	250
BOLI	12,873	-	12,873	-	12,873
Total financial assets	$592,882	$67,955	$518,783	$2,873	$589,611

Liabilities
Deposits	$546,157	$-	$545,669	$-	$545,669
Borrowings	12,936	-	12,922	-	12,922
Junior subordinated debt	4,124	-	4,144	-	4,144
Accrued interest payable	112	-	112	-	112
Interest rate swaps	216	-	216	-	216
Total financial liabilities	$563,545	$-	$563,063	$-	$563,063

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

Life Insurance:  The carrying amount of life insurance contracts is assumed to be a reasonably appropriate fair value. Life insurance contracts are carried on the balance sheet at their redemption value. This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

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

At March 31, 2017 and December 31, 2016, the fair values of loan commitments and standby letters of credit were deemed immaterial.

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

Note 10.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available for Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2016	$17	$(765)	$11	$(737)
Net current-period other comprehensive income (loss)	14	373	-	387
Balance March 31, 2017	$31	$(392)	$11	$(350)

Balance December 31, 2015	$(190)	$(229)	$(41)	$(460)
Net current-period other comprehensive income (loss)	(56)	216	-	160
Balance March 31, 2016	$(246)	$(13)	$(41)	$(300)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Note 11.  Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through six limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2032. The Company accounts for the affordable housing investments using the equity method and has recorded $4.0 million in other assets at March 31, 2017. The Company has also recorded $1.8 million in other liabilities related to capital calls through 2019. The related federal tax credits and other tax benefits for the three months ended March 31, 2017 and 2016 were $128,000 and $121,000, respectively, and were included in income tax expense in the Consolidated Statements of Income. There were $22,000 and $56,000 in flow-through losses recognized during the three months ended March 31, 2017 and 2016, respectively that were included in non-interest income.

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,769,201 shares of common stock, par value $3.13 per share, held by approximately 336 holders of record at the close of business on March 31, 2017.  The Bank has 11 full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville, and Centreville Road-Manassas. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

The Bank's general market area principally includes Fauquier County, Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The basic services offered by the Bank include: interest bearing and non-interest-bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, automated teller machine ("ATM"), debit and credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier's checks, domestic and international collections, savings bonds, automated teller services, drive-in tellers, mobile and internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The Bank provides ATM cards, as a part of the MasterCard, Accel and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS"), to provide customers multi-million dollar FDIC insurance on certificates of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

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

As of March 31, 2017, the Company had total consolidated assets of $630.0 million, total loans net of allowance for loan losses of $451.2 million, total consolidated deposits of $551.1 million, and total consolidated shareholders' equity of $55.3 million.

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

Net income of $768,000 for the first quarter of 2017 was a 26.7% increase from the net income for the first quarter of 2016 of $606,000.  Loans, net of reserve, totaling $451.2 million at March 31, 2017, decreased 1.6% when compared with December 31, 2016, and increased 1.4% when compared with March 31, 2016.  Deposits, totaling $551.1 million at March 31, 2017, increased 0.9% when compared with December 31, 2016, and increased 4.7% when compared with March 31, 2016.  Assets under WMS management, totaling $385.1 million in market value at March 31, 2017, increased 3.7% from December 31, 2016 and increased 10.8% from March 31, 2016.

Net interest income is the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from non-performing assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors, as well as the overall volume of interest-earning assets. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management's current projections, net interest income may increase as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank's net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income. The current absolute level of low market interest rates, as well as the current slowness of new loan production, is also projected to result in a decrease in net interest income.

The Bank's non-performing assets totaled $4.6 million or 0.72% of total assets at March 31, 2017, as compared with $4.9 million or 0.78% of total assets at December 31, 2016, and $3.2 million or 0.54% of total assets at March 31, 2016. Nonaccrual loans totaled $3.2 million or 0.70% of total loans at March 31, 2017 compared with $3.5 million or 0.76% of total loans at December 31, 2016, and $1.9 million or 0.42% of total loans at March 31, 2016. There was a $50,000 provision for loan losses during the first three months of  2017 and $200,000 during the first three months of 2016. There were net charge-offs of $98,000 during the three months ended March 31, 2017 compared with net charge-offs of $17,000 for the same three months of 2016. Total allowance for loan losses was $4.5 million or 0.98% of total loans at March 31, 2017 compared with $4.5 million or 0.98% of total loans at December 31, 2016 and $4.4 million or 0.97% of total loans at March 31, 2016.  The slight increase in the allowance percentage from March 31, 2016 to March 31, 2017 was due primarily to the increase in specific reserves on impaired loans during this time period of $442,000, offset somewhat by a reduction in historical net charge-offs in the Bank's lookback period.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NET INCOME
Net income of $768,000 for the quarter ended March 31, 2017 was a 26.7% increase from the net income for the quarter ended March 31, 2016 of $606,000.   Earnings per share on a fully diluted basis were $0.20 for the first quarter of 2017 compared with $0.16 for the first quarter of 2016. Profitability as measured by return on average assets increased from 0.41% in the first quarter of 2016 to 0.50% for the same period in 2017. Profitability as measured by return on average equity increased from 4.59% to 5.68% over the same respective quarters in 2016 and 2017.

NET INTEREST INCOME AND EXPENSE
Net interest income increased $129,000 or 2.7% to $4.95 million for the quarter ended March 31, 2017 from $4.82 million for the quarter ended March 31, 2016.  The increase in net interest income was due primarily to the increase in interest income on loans, deposits in other banks, and taxable investments of $79,000, $69,000 and $8,000, respectively, over the same period. This was partially offset by an increase in interest expense on deposits of $31,000. The Company's net interest margin was 3.52% for the first quarter of 2017 and 3.59% for the first quarter of 2016.

Total interest income increased $158,000 or 3.0% to $5.42 million for the first quarter of 2017 from $5.26 million for the first quarter of 2016. This increase was primarily due to the increase in balances of earning assets, an increase in the yield on deposits in other banks from 0.54% during the first quarter of 2016 to 0.79% during the first quarter of 2017, and an increase in yield on taxable investments from 2.28% during the first quarter of 2016 to 2.44% during the first quarter of 2017.

The tax-equivalent average yield on loans was 4.42% for the first quarter of 2017, up from 4.41% in the first quarter of 2016. Average loan balances increased $8.9 million or 2.0% from $446.4 million during the first quarter of 2016 to $455.3 million during the first quarter of 2017. The increases in yield and average loan balances, resulted in a $79,000 or 1.6% increase in interest and fee income from loans for the first quarter of 2017, compared with the same period in 2016. On a tax equivalent basis, the increase was $68,000 or 1.4%.

Average investment security balances decreased $1.7 million from $54.2 million in the first quarter of 2016 to $52.5 million in the first quarter of 2017. The tax-equivalent average yield on investments increased from 2.63% for the first quarter of 2016 to 2.82% for the first quarter of 2017.  Non-tax-equivalent interest and dividend income on security investments increased $10,000 or 3.0%, from $329,000 for the first quarter of 2016 to $339,000 for the first quarter of 2017. Tax equivalent interest and dividend income on security investments increased $14,000 over the same period.

Interest income on deposits in other banks totaled $130,000 for the first quarter of 2017, compared with $61,000 for the first quarter of 2016, due to the 25 basis point increase in the rate earned and the $21.2 million higher average balance over the respective periods.

Total interest expense increased $29,000 or 6.6% from $440,000 for the first quarter of 2016 to $469,000 for the first quarter of 2017, primarily due to the increase in average balances on interest bearing checking accounts and time deposits and the rates paid on these accounts.

Interest paid on deposits increased $31,000 or 10.0% from $309,000 for the first quarter of 2016 to $340,000 for the first quarter of 2017.   Average balances on time deposits increased $881,000 or 1.4% from $63.7 million to $64.6 million while the average rate increased from 0.86% for the first quarter of 2016 to 0.96% for the first quarter of 2017, resulting in $17,000 more interest expense.  Average money market account balances decreased $353,000 from the first quarter of 2016 to the first quarter of 2017 while the rate remained the same at 0.21%.  Average savings account balances decreased $3.5 million or 4.0% from the first quarter of 2016 to the first quarter of 2017, and the average rate decreased from 0.11% to 0.10%, resulting in a reduction of $2,000 in interest expense for the first quarter of 2017.  Average interest bearing checking balances increased $8.6 million or 3.9% from the first quarter of 2016 to the first quarter of 2017, while the average rate increased from 0.22% to 0.25%, resulting in an increase of $16,000 in interest expense for the first quarter of 2017.

Interest expense on FHLB advances was $80,000 and $81,000 for the quarter ended March 31, 2017 and 2016, respectively. Interest expense on capital securities was $49,000 and $50,000 for the first quarters of 2017 and 2016, respectively.

The average rate on total interest-bearing liabilities increased from 0.40% in the first quarter of 2016 to 0.43% for the first quarter of 2017.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$448,417	$4,919	4.45%	$439,026	$4,818	4.41%
Tax-exempt (1)	3,164	41	5.29%	5,549	74	5.38%
Nonaccrual (2)	3,701	-	-	1,849	-	-
Total Loans	455,282	4,960	4.42%	446,424	4,892	4.41%

Securities
Taxable	45,576	278	2.44%	48,477	276	2.28%
Tax-exempt (1)	6,894	92	5.35%	5,685	80	5.61%
Total securities	52,470	370	2.82%	54,162	356	2.63%

Deposits in banks	66,482	130	0.79%	45,287	61	0.54%
Federal funds sold	10	-	0.65%	9	-	0.36%
Total earning assets	574,244	5,460	3.85%	545,882	$5,309	3.91%

Less: Reserve for loan losses	(4,586)			(4,289)
Cash and due from banks	4,749			4,941
Bank premises and equipment, net	19,212			20,384
Other real estate owned	1,356			1,356
Other assets	25,594			25,785
Total Assets	$620,569			$594,059

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$112,142			$93,695

Interest-bearing deposits
Checking accounts	228,649	$138	0.25%	220,031	$122	0.22%
Money market accounts	53,392	28	0.21%	53,745	28	0.21%
Savings accounts	83,051	21	0.10%	86,513	23	0.11%
Time deposits	64,621	153	0.96%	63,740	136	0.86%
Total interest-bearing deposits	429,713	340	0.32%	424,029	309	0.29%

Federal funds purchased	3	-	0.00%	-	-	0.00%
Federal Home Loan Bank advances	12,926	80	2.50%	12,998	81	2.50%
Junior subordinated debt	4,124	49	4.83%	4,124	50	4.84%
Total interest-bearing liabilities	446,766	469	0.43%	441,151	440	0.40%

Other liabilities	6,783			6,102
Shareholders' equity	54,878			53,111
Total Liabilities & Shareholders' Equity	$620,569			$594,059

Net interest income (tax equivalent basis)		$4,991	3.42%		$4,869	3.51%
Less: tax equivalent basis		$45			$52
Net interest income		$4,946			$4,817

Interest expense as a percent of average earning assets			0.33%			0.32%
Net interest margin			3.52%			3.59%

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

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$101	$103	$(2)
Loans; tax-exempt (1)	(33)	(32)	(1)
Securities; taxable	2	(17)	19
Securities; tax-exempt (1)	12	17	(5)
Deposits in banks	69	29	40
Federal funds sold	-	-	-
Total Interest Income	151	100	51

Interest Expense
Checking accounts	16	5	11
Money market accounts	-	-	-
Savings accounts	(2)	(1)	(1)
Time deposits	17	2	15
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(1)	-	(1)
Subordinated debt	(1)	-	(1)
Total Interest Expense	29	6	23
Net Interest Income	$122	$94	$28

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was a $50,000 provision for loan losses for the first quarter of 2017 and a $200,000 provision for loan losses for the first quarter of 2016.

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

OTHER INCOME
Total other income increased by $19,000 or 1.4% from $1.39 million for the first quarter of 2016 to $1.41 million in the first quarter of 2017. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income.  The increase in other income was predominately due to a reduction in passive losses on community development tax credit investments for the first quarter of 2017 compared to the first quarter of 2016, an increase in trust and estate income and an increase in debit card interchange income. These were mostly offset by a decrease in service charges on deposit accounts and brokerage fees.

Trust and estate income increased $14,000 or 4.0% from the first quarter of 2016 to the first quarter of 2017 as a result of new business and the improved stock market during the first quarter of 2017 compared with the first quarter of 2016.

Brokerage service revenues were $57,000 for the first quarter of 2017 compared with $71,000 the first quarter of 2016 due to the effect of transitioning some clients from a transaction-based fee structure to a managed asset fee structure despite increased transactions.

Service charges on deposit accounts decreased $42,000 or 8.0% to $485,000 for the first quarter of 2017 compared to one year earlier. The reason for the change is difficult to determine, but may be due to changes in consumer behavior in their personal funds management as a result of greater access to account information via mobile technology, along with improved personal cash flow as a result of improvements in the economy.

Other service charges, commissions and fees increased $61,000 or 13.8% from $441,000 in the first quarter of 2016 to $502,000 in the first quarter of 2017, primarily due to the reduction of passive losses within community development tax credit investments from year to year. Included in other service charges, commissions, and income is debit card interchange income, net, which totaled $286,000 and $261,000 for the first quarters of 2017 and 2016, respectively, an increase of 9.6%.

OTHER EXPENSE
Total other expense increased $72,000 or 1.3% during the first quarter of 2017 compared with the first quarter of 2016. The primary reason for the increase was due to higher salary and benefit costs, which were partially offset by reductions in FDIC deposit insurance expense and other operating expenses.

Salaries and employees' benefits increased $186,000 or 7.1% from first quarter 2016 to first quarter 2017.  The increase was primarily due the first quarter of 2017 including a larger performance based incentive compensation expense than the first quarter of 2016, as well as an increases in lending commissions and executive Supplemental Executive Retirement Plan expenses. These were partially offset by a decline in employee benefit costs.

Occupancy expense decreased $6,000 or 1.0%.  Furniture and equipment expense decreased $10,000 or 2.5% from first quarter 2016 to first quarter 2017, due a quarterly timing difference regarding computer replacement expenditures. Management expects total furniture and equipment expenditures for all of 2017 to be similar to 2016.

Marketing expense increased $8,000 or 6.1% from the first quarter of 2016 to the first quarter of 2017 due to timing differences. Management expects total marketing expenditures for all of 2017 to be similar to 2016.

Legal, auditing and consulting expense decreased $3,000 or 1.1% from the first quarter of 2016 to $279,000 for the first quarter of 2017 primarily due to less legal expenses in the first quarter of 2017 compared to the first quarter 2016. The 2016 fees were higher due to expenses related to the recovery on loans charged-off in 2015. This reduction was offset by higher consulting expenses because of a data clean up initiative and higher outsourced service fees for trust services and the Bank's annual loan review.

Data processing expense increased $15,000 or 4.8% for the first quarter of 2017 compared with the same time period in 2016.

FDIC deposit insurance expense decreased $86,000 from $166,000 for the first quarter of 2016 to $80,000 for the first quarter of 2017 due to recent changes to the assessment calculations which occurred during the fourth quarter of 2016.

Other operating expenses decreased $31,000 or 3.9% in the first quarter of 2017 compared with the first quarter of 2016 primarily due to declines in expenses for education, managed services, franchise tax, and state assessments, as well as a reduction in charge-offs on deposit accounts. These were partially offset by increases for director expenses.

INCOME TAXES
Income tax expense was $125,000 for the quarter ended March 31, 2017 compared with $61,000 for the quarter ended March 31, 2016. The effective tax rate was 14.0% and 9.2% for the first quarter of 2017 and 2016, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the bank owned life insurance purchases, and community development tax credits. The Company utilized tax credits of $128,000 during the first quarter of 2017, compared with $121,000 for the same quarter in the previous year, and projects that it will utilize approximately $368,000 in tax credits over the next three quarters of 2017.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2017 AND DECEMBER 31, 2016
Total assets were $630.0 million at March 31, 2017 compared with $624.4 million at December 31, 2016, an increase of 0.9% or $5.6 million. Balance sheet categories reflecting significant changes include interest-bearing deposits in other banks, securities available for sale, loans, and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $70.1 million at March 31, 2017, an increase of $7.8 million from December 31, 2016. The increase in this account is primarily due to the increase in deposits increasing the amount of excess liquidity in the Bank.

SECURITIES AVAILABLE FOR SALE.  Securities available for sale were $56.4 million at March 31, 2017, an increase of $6.4 million or 12.9 % from December 31, 2016 due to an increase in purchases, specifically tax-exempt municipals and U.S. government agency bonds.

LOANS.  Loans, net of allowance for loan losses, were $451.2 million at March 31, 2017, reflecting a decrease of $7.4 million from $458.6 million at December 31, 2016.

DEPOSITS. For the three months ended March 31, 2017, total deposits increased by $4.9 million or 0.9% when compared with total deposits at December 31, 2016. Non-interest-bearing deposits increased $5.0 million to $115.1 million, while interest-bearing deposits remained that same at $436.0 million for both March 31, 2017 and December 31, 2016. Included in interest-bearing deposits at March 31, 2017 and December 31, 2016 were $15.8 million and $15.6 million, respectively, of brokered deposits as defined by the Federal Reserve.  Of the $15.8 million in brokered deposits, $1.1 million represent deposits of Bank customers exchanged through the CDARS network and $10.3 million were money market deposits through the ICS network. With the CDARS program, funds are placed into certificate of deposits issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage.  These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The ICS program operates the same as the CDARS program, but is for money market funds. The increase in non-interest-bearing deposits during the first three months of 2017 was the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, and the Bank's funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2017 and beyond by fully leveraging its branch network, as well as by offering value-added interest checking and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Non-performing assets totaled $4.6 million or 0.72% of total assets at March 31, 2017, compared with $4.9 million or 0.78% of total assets at December 31, 2016, and $3.2 million or 0.54% of total assets at March 31, 2016. Non-performing assets were comprised of $1.4 million of other real estate owned and $3.2 million of non-accrual loans at March 31, 2017. Non-accrual loans as a percentage of total loans were 0.70% at March 31, 2017, as compared with 0.76% and 0.42% at December 31, 2016 and March 31, 2016, respectfully. Included in non-accrual loans is one loan of $1.0 million which is expected to be sold during the second quarter of 2017.

Student loans that were past due 90 days or more and still accruing interest totaled $2.4 million at March 31, 2017, $2.5 million at December 31, 2016 and $2.2 million at March 31, 2016. These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. Excluding student loans, loans that were 90 days past due and accruing interest totaled $1,000 at March 31, 2017. There was one loan of $321,000, excluding student loans, that was 90 days past due and accruing interest at December 31, 2016 and none at March 31, 2016. No loans were modified as TDRs during the quarter ended March 31, 2017. There were no defaults on TDRs occurring within 12 months of modification during the three months ended March 31, 2017 and 2016. At March 31, 2017, there were 10 loans in the portfolio, totaling $6.1 million, that have been identified as TDRs. At March 31, 2017, six of the TDR loans were current and performing in accordance with the modified terms. Three of the TDRs, totaling $1.5 million, to a single borrower, were in nonaccrual status due to prior irregular payments, but were paying in accordance with a bankruptcy plan. An additional loan of $94,000 was in nonaccrual status due to continued irregular payments. Reserves on TDRs have been established as appropriate.

The increasing trend in the allowance for loan losses since March 31, 2016 reflects loan growth and increases in impaired loans' specific reserves, loans past due, and non-accrual loans. These factors are partially offset by improvements in loans classified as substandard over the same time period.

For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of risk-based capital and (b) 300% of risk-based capital for permanent investor commercial real estate loans. As of March 31, 2017, commercial construction and land loans were $33.8 million or 53.6% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $118.8 million or 188.3% of the concentration guideline.

At March 31, 2017, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities (excluding commercial real estate investment) exceeded 5% of total gross loans. The largest industry concentrations of loans and loan commitments at March 31, 2017 were approximately $17.8 million of loans to the hospitality industry, or 3.9% of total gross loans and approximately $17.0 million to child care, or 3.7% of total gross loans.

CONTRACTUAL OBLIGATIONS
As of March 31, 2017, there have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2017, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

CAPITAL

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve's Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital.  The Bank continues to be subject to various capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In July 2013, the Federal Reserve issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements.  Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Bank to maintain such minimum ratios plus a 2.5% "capital conservation buffer" (other than for the leverage ratio). The capital conservation buffer requirement began phasing in on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019.

The following table provides information on the regulatory capital ratios for the Bank at March 31, 2017 and December 31, 2016. Management believes that the Bank exceeds all capital adequacy requirements of Basel III, including the conservation buffer, as of March 31, 2017.

Risk Based Capital Ratios
	March 31, 2017	December 31, 2016
Tier 1 Capital:
Common Equity	$58,227	$57,390

Plus: Unrealized loss on securities available for sale, net	(390)	(763)
Plus: Unrealized benefit obligation for supplemental retirement plans	10	10
Total Tier 1 Capital	58,607	58,143

Tier 2 Capital:
Allowable allowance for loan losses	4,477	4,525
Unrealized loss on equity securities, net	-	-

Total Capital:	$63,084	$62,668

Risk Weighted Assets:	$471,373	$475,943

Regulatory Capital Ratios:
Leverage Ratio	9.44%	9.23%
Common Equity Tier 1 Capital Ratio	12.43%	12.22%
Tier 1 Capital Ratio	12.43%	12.22%
Total Capital Ratio	13.38%	13.17%

CAPITAL RESOURCES AND LIQUIDITY
Shareholders' equity totaled $55.3 million at March 31, 2017 compared with $54.5 million at December 31, 2016 and $53.1 million at March 31, 2016. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base.  On January 19, 2017, the Company's Board of Directors authorized the Company to repurchase up to 112,618 shares (3% of common stock outstanding on January 1, 2017) beginning January 1, 2017 and continuing until the next Board reset.  During the three months ended March 31, 2017, 382 shares of common stock were repurchased. During the year ended December 31, 2016, 3,661 shares of common stock were repurchased. No shares of common stock were repurchased during the three months ended March 31, 2016. Accumulated other comprehensive income/loss was an unrealized loss, net of tax benefit, of $350,000 at March 31, 2017 compared with an unrealized loss, net of tax benefit, of $737,000 at December 31, 2016 and an unrealized loss, net of tax benefit, of $300,000 at March 31, 2016.

As discussed in "Junior Subordinated Debt" in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under current applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of March 31, 2017, the Bank falls into the "well capitalized" category as defined by the appropriate regulatory authorities.

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $74.7 million at March 31, 2017 compared with $67.8 million at December 31, 2016. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $6.8 million was unpledged and readily salable at March 31, 2017. Furthermore, the Bank has an available line of credit with the FHLB with a borrowing limit of approximately $120.2 million at March 31, 2017 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $62.8 million. At March 31, 2017, $12.9 million of the FHLB line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2017 and December 31, 2016. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$62,776	$-	$62,776	$62,936	$-	$62,936
Federal Home Loan Bank advances	120,223	12,917	107,306	115,394	12,936	102,458
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			48,596			39,538
Securities, available for sale and unpledged at fair value			6,822			4,934
Total short-term funding sources			$225,500			$209,866

Uses:
Unfunded loan commitments and lending lines of credit			$65,837			$52,380
Letters of credit			4,483			3,983
Total potential short-term funding uses			$70,320			$56,363

Ratio of short-term funding sources to potential short-term funding uses			320.7%			372.3%

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2017, the Company's Board of Directors authorized the Company to repurchase up to 112,618 shares (3% of common stock outstanding on January 1, 2017) beginning January 1, 2017 and continuing until the next Board reset.  During the three month period ended March 31, 2017, 382 shares of common stock were repurchased at an average price of $17.55 per share.

Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual timing, number, and value of shares repurchased under the program will be determined by management.

Shares of the Company's common stock were repurchased during the three months ended March 31, 2017, as detailed below. Under the share repurchase program, the Company has the remaining authority to repurchase up to 112,236 shares of the Company's common stock as of March 31, 2017.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

January 31, 2017	-	$-	-	112,618
February 28, 2017	-	-	-	112,618
March 31, 2017	382	17.55	382	112,236
Total	382	$17.55	382	112,236

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

101.00
The following materials from the Company's Form 10-Q Report for the quarterly period ended March 31, 2017, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated:  May 12, 2017

/s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:  May 12, 2017