Form 10-Q
period 2017-06-30
FAUQUIER BANKSHARES, INC.
filed 2017-08-11
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

The registrant had 3,766,184 shares of common stock outstanding as of August 4, 2017.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30,
	2017	December 31,
(In thousands, except share and per share data)	(Unaudited)	2016
Assets
Cash and due from banks	$5,506	$5,509
Interest-bearing deposits in other banks	66,335	62,327
Federal funds sold	10	10
Securities available for sale	63,993	49,973
Restricted investments	1,546	1,782
Loans	467,588	463,133
Allowance for loan losses	(4,279)	(4,525)
Net loans	463,309	458,608
Bank premises and equipment, net	18,957	19,299
Accrued interest receivable	1,621	1,550
Other real estate owned, net of allowance	1,356	1,356
Bank-owned life insurance	13,052	12,873
Other assets	10,580	11,158
Total assets	$646,265	$624,445

Liabilities
Deposits:
Noninterest-bearing	$123,512	$110,121
Interest-bearing:
Checking	236,213	238,698
Savings and money market accounts	145,656	131,008
Time deposits	66,521	66,330
Total interest-bearing	448,390	436,036
Total deposits	571,902	546,157

Federal Home Loan Bank advances	7,898	12,936
Junior subordinated debt	4,124	4,124
Other liabilities	6,082	6,777
Total liabilities	590,006	569,994

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2017: 3,769,201 shares including 24,586 non-vested shares; 2016: 3,753,919 shares including 18,045 non-vested shares	11,720	11,693
Retained earnings	44,469	43,495
Accumulated other comprehensive income (loss), net	70	(737)
Total shareholders' equity	56,259	54,451
Total liabilities and shareholders' equity	$646,265	$624,445

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2017 and 2016

(In thousands, except per share data)	2017	2016
Interest Income
Interest and fees on loans	$5,133	$4,926
Interest and dividends on securities available for sale:
Taxable interest income	294	245
Interest income exempt from federal income taxes	92	52
Dividends	27	23
Interest on deposits in other banks	167	79
Total interest income	5,713	5,325

Interest Expense
Interest on deposits	392	326
Interest on Federal Home Loan Bank advances	67	81
Junior subordinated debt	50	49
Total interest expense	509	456

Net interest income	5,204	4,869

Provision for (recovery of ) loan losses	235	(1,133)

Net interest income after provision for (recovery of) loan losses	4,969	6,002

Other Income
Trust and estate income	411	353
Brokerage income	34	40
Service charges on deposit accounts	499	523
Other service charges, commissions and income	449	421
Total other income	1,393	1,337

Other Expenses
Salaries and benefits	2,770	2,624
Occupancy expense of premises	584	589
Furniture and equipment	248	291
Marketing expense	95	157
Legal, audit and consulting expense	267	317
Data processing expense	316	314
Federal Deposit Insurance Corporation expense	61	129
Loss on sale, impairment and expense of other real estate owned, net	8	10
Other operating expenses	801	784
Total other expenses	5,150	5,215

Income before income taxes	1,212	2,124

Income tax expense	222	562

Net Income	$990	$1,562

Earnings per Share, basic	$0.26	$0.42

Earnings per Share, assuming dilution	$0.26	$0.42

Dividends per Share	$0.12	$0.12
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2017 and 2016
(In thousands, except per share data)	2017	2016
Interest Income
Interest and fees on loans	$10,079	$9,793
Interest and dividends on securities available for sale:
Taxable interest income	548	496
Interest income exempt from federal income taxes	153	105
Dividends	51	48
Interest on deposits in other banks	297	140
Total interest income	11,128	10,582

Interest Expense
Interest on deposits	732	635
Interest on Federal Home Loan Bank advances	147	162
Junior subordinated debt	99	99
Total interest expense	978	896

Net interest income	10,150	9,686

Provision for (recovery of) loan losses	285	(933)

Net interest income after provision for (recovery of) loan losses	9,865	10,619

Other Income
Trust and estate income	772	700
Brokerage income	91	111
Service charges on deposit accounts	985	1,050
Other service charges, commissions and income	957	862
Total other income	2,805	2,723

Other Expenses
Salaries and benefits	5,589	5,257
Occupancy expense of premises	1,181	1,192
Furniture and equipment	646	699
Marketing expense	236	289
Legal, audit and consulting expense	546	599
Data processing expense	643	627
Federal Deposit Insurance Corporation expense	141	295
Loss on sale or impairment and expense of other real estate owned, net	8	11
Other operating expenses	1,575	1,582
Total other expenses	10,565	10,551

Income before income taxes	2,105	2,791

Income tax expense	347	623

Net Income	$1,758	$2,168

Earnings per Share, basic	$0.47	$0.58

Earnings per Share, assuming dilution	$0.47	$0.58

Dividends per Share	$0.24	$0.24
See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended June 30, 2017 and 2016

(In thousands)	2017	2016
Net Income	$990	$1,562
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $11 in 2017 and $24 in 2016	(22)	(46)
Change in fair value of securities available for sale, net of tax effect of $(228) in 2017 and $124 in 2016	442	(240)
Total other comprehensive income (loss), net of tax effect of $(217) in 2017 and $148 in 2016	420	(286)
Comprehensive Income	$1,410	$1,276

For the Six Months Ended June 30, 2017 and 2016

(In thousands)	2017	2016
Net Income	$1,758	$2,168
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $4 in 2017 and $53 in 2016	(8)	(102)
Change in fair value of securities available for sale, net of tax effect of $(420) in 2017 and $12 in 2016	815	(24)
Total other comprehensive income (loss), net of tax effect of $(416) in 2017 and $65 in 2016	807	(126)
Comprehensive Income	$2,565	$2,042

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Six Months Ended June 30, 2017 and 2016

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$11,616	$41,477	$(460)	$52,633
Net income		2,168		2,168
Other comprehensive loss net of tax effect of $65			(126)	(126)
Cash dividends ($0.24 per share)		(901)		(901)
Amortization of unearned compensation, restricted stock awards		83		83
Issuance of common stock - non-vested shares (19,012 shares)	60	(60)		-
Issuance of common stock - vested shares (4,536 shares)	14	54		68
Repurchase of common stock (2,130 shares)	(7)	(26)		(33)
Balance, June 30, 2016	$11,683	$42,795	$(586)	$53,892

Balance, December 31, 2016	$11,693	$43,495	$(737)	$54,451
Net income		1,758		1,758
Other comprehensive income net of tax effect of $(416)			807	807
Cash dividends ($0.24 per share)		(904)		(904)
Amortization of unearned compensation, restricted stock awards		64		64
Issuance of common stock - non-vested shares (3,984 shares)	12	(12)		-
Issuance of common stock - vested shares (5,139 shares)	16	74		90
Repurchase of common stock (382 shares)	(1)	(6)		(7)
Balance, June 30, 2017	$11,720	$44,469	$70	$56,259

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2017 and 2016

(In thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$1,758	$2,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	693	727
Provision for (recovery of) loan losses	285	(933)
(Gain) loss on interest rate swaps	(13)	11
Amortization of security premiums, net	59	42
Amortization of unearned compensation, net of forfeiture	106	98
Issuance of vested restricted stock	90	68
Bank-owned life insurance income	(179)	(181)
Changes in assets and liabilities:
Decrease in other assets	50	497
Increase (decrease) in other liabilities	(708)	11
Net cash provided by operating activities	2,141	2,508

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	7,614	7,505
Purchase of securities available for sale	(20,458)	(3,060)
Purchase of premises and equipment	(351)	(280)
(Issuance) redemptions of restricted securities, net	236	(496)
Net (increase) in loans	(4,973)	(7,320)
Net cash (used in) investing activities	(17,932)	(3,651)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	25,554	12,873
Net increase in time deposits	191	3,224
(Decrease) in FHLB advances	(5,038)	(35)
Cash dividends paid on common stock	(904)	(901)
Repurchase of common stock	(7)	(33)
Net cash provided by financing activities	19,796	15,128

Increase in cash and cash equivalents	4,005	13,985

Cash and Cash Equivalents
Beginning	67,846	53,215

Ending	$71,851	$67,200

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$987	$896
Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax effect	$815	$(24)
Unrealized (loss) on interest rate swap, net of taxes	$(8)	$(102)
Loans transferred to other real estate owned	$-	$112

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiary, The Fauquier Bank ("the Bank"), and the Bank's wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016. The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year or any other interim period.

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

During May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.

Note 2.  Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	June 30, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government, corporations and agencies	$45,774	$397	$(160)	$46,011
Obligations of states and political subdivisions	13,979	325	(3)	14,301
Corporate bonds	3,780	-	(479)	3,301
Mutual funds	382	-	(2)	380
	$63,915	$722	$(644)	$63,993

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government, corporations and agencies	$40,781	$182	$(459)	$40,504
Obligations of states and political subdivisions	6,228	100	(18)	6,310
Corporate bonds	3,743	-	(958)	2,785
Mutual funds	378	-	(4)	374
	$51,130	$282	$(1,439)	$49,973

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2017
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,344	$1,351
Due after one year through five years	6,909	6,904
Due after five years through ten years	19,046	19,342
Due after ten years	36,234	36,016
Equity securities	382	380
	$63,915	$63,993

There were no impairment losses on securities during the six months ended June 30, 2017 and 2016.

During the six months ended June 30, 2017, no securities were sold and five securities totaling $2.3 million were called. Over the same period, 24 securities totaling $20.0 million were purchased. During the six months ended June 30, 2016, no securities were sold, two securities totaling $2.0 million were called and two securities totaling $3.1 million were purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$12,830	$(115)	$1,393	$(45)	$14,223	$(160)
Obligations of states and political subdivisions	615	(3)	-	-	615	(3)
Corporate bonds	640	(9)	2,660	(470)	3,300	(479)
Mutual funds	382	(2)	-	-	382	(2)
Total temporary impaired securities	$14,467	$(129)	$4,053	$(515)	$18,520	$(644)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government, corporations and agencies	$18,942	$(400)	$1,507	$(59)	$20,449	$(459)
Obligations of states and political subdivisions	293	(18)	-	-	293	(18)
Corporate bonds	503	(136)	2,283	(822)	2,786	(958)
Mutual funds	374	(4)	-	-	374	(4)
Total temporary impaired securities	$20,112	$(558)	$3,790	$(881)	$23,902	$(1,439)

At June 30, 2017 there were 18 securities that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.

The nature of securities which were temporarily impaired at June 30, 2017 consisted of three corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI") totaling $3.8 million and a temporary loss of approximately $479,000. The value of these corporate bonds is based on quoted market prices for similar assets. They are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 57 different financial institutions per bond. They have an estimated maturity of 17 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all the bonds. The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate ("LIBOR"). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of June 30, 2017. The bonds, totaling $3.3 million at fair value, are projected to repay the full outstanding interest and principal and are now classified as performing corporate bond investments. During the six months ended June 30, 2017, $67,000 of interest income was recorded.

Additional information regarding each of the pooled trust preferred securities as of June 30, 2017 follows:

(Dollars in thousands)
Cost, net of OTTI loss	Fair Value (1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive Loss, net of tax benefit
$1,683	$1,300	81.0%	2.9%	16.1%	$275	$253
1,448	1,360	87.1%	3.7%	9.2%	552	58
649	641	91.3%	2.0%	6.7%	351	6
$3,780	$3,301				$1,178	$317

(1)	Current Moody's Ratings range from Ba2 to B2.

The following roll forward reflects the amount related to credit losses recognized in earnings (in accordance with FASB Accounting Standards Codification ("ASC") 320-10-35-34D):

(In thousands)
Beginning balance as of December 31, 2016	$1,215
Add: Amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	-
Add: Increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized	-
Less: Realized losses for securities sold	-
Less: Securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	-
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security (See FASB ASC 320-10-35-35)	(37)
Ending balance as of June 30, 2017	$1,178

The carrying value of securities pledged to secure deposits and for other purposes amounted to $45.7 million and $41.9 million at June 30, 2017 and December 31, 2016, respectively.

Note 3.  Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Six Months Ended June 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(15)	(477)	-	(30)	(12)	(51)	-	-	(585)
Recoveries	49	-	-	1	-	3	1	-	54
Provision (recovery)	(109)	255	132	54	17	71	103	(238)	285
Ending balance at 6/30/2017	$486	$1,347	$793	$46	$81	$966	$411	$149	$4,279

Ending balances individually evaluated for impairment	$92	$-	$337	$-	$-	$-	$86	$-	$515

Ending balances collectively evaluated for impairment	$394	$1,347	$456	$46	$81	$966	$325	$149	$3,764

Loans Receivable
Individually evaluated for impairment	$180	$2,748	$2,828	$-	$-	$405	$668		$6,829
Collectively evaluated for impairment	24,514	160,570	42,591	3,650	12,254	174,110	43,070		460,759
Ending balance at 6/30/2017	$24,694	$163,318	$45,419	$3,650	$12,254	$174,515	$43,738		$467,588

	As of and for the Six Months Ended June 30, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Charge-offs	(3)	-	-	(27)	(23)	-	-	-	(53)
Recoveries	1,385	-	-	7	-	-	2	-	1,394
Provision (recovery)	(1,232)	209	26	22	8	33	(41)	42	(933)
Ending balance at 6/30/2016	$676	$1,371	$950	$15	$102	$919	$317	$251	$4,601

	As of and for the Year Ended December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Charge-offs	(226)	(380)	-	(46)	(36)	(36)	-	-	(724)
Recoveries	1,527	24	-	10	-	-	3	-	1,564
Provision (recovery)	(1,266)	763	(263)	44	(5)	93	(52)	178	(508)
Ending balance at 12/31/2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525

Ending balances individually evaluated for impairment	$100	$398	$309	$-	$-	$73	$-	$-	$880

Ending balances collectively evaluated for impairment	$461	$1,171	$352	$21	$76	$870	$307	$387	$3,645

Loans Receivable
Individually evaluated for impairment	$227	$3,273	$3,504	$-	$-	$1,410	$70		$8,484
Collectively evaluated for impairment	25,508	161,998	46,273	3,100	13,006	160,973	43,791		454,649
Ending balance at 12/31/2016	$25,735	$165,271	$49,777	$3,100	$13,006	$162,383	$43,861		$463,133

The Company's allowance for loan losses at June 30, 2017 has three basic components: the specific allowance, the general allowance, and the unallocated components. The specific allowance component is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. Generally, smaller balance loans and residential mortgage loans are not evaluated for impairment unless they are part of a larger relationship being evaluated, or foreclosure on the property is eminent and a loss is anticipated. The general allowance component is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans and other consumer loans. Also, the general allowance component is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Credit Quality Indicators

	As of June 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$22,000	$152,272	$36,038	$3,647	$12,254	$167,006	$39,585	$432,802
Special mention	1,061	4,607	6,236	3	-	1,187	846	13,940
Substandard	1,633	6,439	3,145	-	-	6,322	3,307	20,846
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$24,694	$163,318	$45,419	$3,650	$12,254	$174,515	$43,738	$467,588

	As of December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,956	$153,486	$39,342	$3,097	$13,006	$152,730	$40,253	$422,870
Special mention	3,007	4,691	6,525	3	-	1,890	890	17,006
Substandard	1,772	7,094	3,910	-	-	7,763	2,718	23,257
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$25,735	$165,271	$49,777	$3,100	$13,006	$162,383	$43,861	$463,133

Age Analysis of Past Due Loans Receivable

	As of June 30, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$168	$5	$41	$214	$24,480	$24,694	$-	$180
Commercial real estate	953	-	-	953	162,365	163,318	-	-
Construction and land	16	-	181	197	45,222	45,419	104	1,544
Consumer	63	-	1	64	3,586	3,650	-	-
Student (U.S. Government guaranteed)	313	766	2,397	3,476	8,778	12,254	2,397	-
Residential real estate	547	346	-	893	173,622	174,515	-	-
Home equity line of credit	220	199	598	1,017	42,721	43,738	-	598
Total	$2,280	$1,316	$3,218	$6,814	$460,774	$467,588	$2,501	$2,322

	As of December 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Carrying Amount > 90 Days and Accruing	Nonaccruals
Commercial and industrial	$128	$58	$-	$186	$25,549	$25,735	$-	$187
Commercial real estate	-	496	321	817	164,454	165,271	321	496
Construction and land	237	-	-	237	49,540	49,777	-	1,497
Consumer	70	3	-	73	3,027	3,100	-	-
Student (U.S. Government guaranteed)	1,163	490	2,538	4,191	8,815	13,006	2,538	-
Residential real estate	302	-	1,343	1,645	160,738	162,383	-	1,343
Home equity line of credit	249	418	-	667	43,194	43,861	-	-
Total	$2,149	$1,465	$4,202	$7,816	$455,317	$463,133	$2,859	$3,523

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012. The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. At June 30, 2017, $2.4 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	June 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$41	$84	$-	$41	$-
Commercial real estate	2,748	2,748	-	2,762	68
Construction and land	935	975	-	945	-
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	405	405	-	407	8
Home equity line of credit	70	70	-	70	1
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$139	$165	$92	$142	$-
Commercial real estate	-	-	-	-	-
Construction and land	1,893	1,913	337	1,906	31
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity line of credit	598	598	86	599	5
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$180	$249	$92	$183	$-
Commercial real estate	2,748	2,748	-	2,762	68
Construction and land	2,828	2,888	337	2,851	31
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	405	405	-	407	8
Home equity line of credit	668	668	86	669	6
Consumer	-	-	-	-	-
Total	$6,829	$6,958	$515	$6,872	$113

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$41	$84	$-	$72	$5
Commercial real estate	2,777	2,777	-	2,837	142
Construction and land	709	709	-	716	35
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	410	410	-	415	17
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$186	$207	$100	$201	$3
Commercial real estate	496	496	398	500	24
Construction and land	2,795	2,825	309	2,793	61
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,000	1,000	73	1,006	27
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$227	$291	$100	$273	$8
Commercial real estate	3,273	3,273	398	3,337	166
Construction and land	3,504	3,534	309	3,509	96
Student (U.S. Government guaranteed)	-	-	-	-	-
Residential real estate	1,410	1,410	73	1,421	44
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Total	$8,484	$8,578	$880	$8,610	$317

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

At June 30, 2017, there were $5.5 million of commercial loans classified as substandard which were deemed not to be impaired because the Bank believes all principal and interest are likely to be collected according to the original loan agreements and are substandard based on their industry or changes in their cash flow. The recorded investment in impaired loans totaled $6.8 million at June 30, 2017 and $8.5 million at December 31, 2016. Approximately $6.6 million of loans classified as impaired at June 30, 2017 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

No loans were modified as troubled debt restructurings ("TDRs") during the three and six months ended June 30, 2017 and 2016. There were no defaults on TDRs occurring within 12 months of modification during the six months ended June 30, 2017 and 2016.

At June 30, 2017, there were 10 loans in the portfolio, totaling $6.1 million, that have been identified as TDRs. At June 30, 2017, six of the TDR loans were current and performing in accordance with the modified terms. Three of the TDRs, totaling $1.5 million, to a single borrower, were in nonaccrual status due to prior irregular payments, but were paying in accordance with a bankruptcy plan. An additional loan of $90,000 was in nonaccrual status due to continued irregular payments. Reserves on TDRs have been established as appropriate.

At June 30, 2017, the Company had no foreclosed residential real estate property in its possession or in the process of foreclosure.

 Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Non-accrual loans	$2,322	$3,523	$2,017
Other real estate owned	1,356	1,356	1,468
Total non-performing assets	3,678	4,879	3,485
Restructured loans still accruing	4,506	5,305	5,419
Student loans (U.S. Government guaranteed) past due 90 days or more and still accruing	2,397	2,538	1,948
Other loans past due 90 or more days and still accruing	104	321	-
Total non-performing and other risk assets	$10,685	$13,043	$10,852

Allowance for loan losses to total loans	0.92%	0.98%	1.01%
Non-accrual loans to total loans	0.50%	0.76%	0.44%
Allowance for loan losses to non-accrual loans	184.28%	128.44%	228.09%
Total non-accrual loans and restructured loans still accruing to total loans	1.46%	1.91%	1.63%
Allowance for loan losses to non-accrual loans and restructured loans still accruing	62.67%	51.26%	61.87%
Total non-performing assets to total assets	0.57%	0.78%	0.56%

Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Note 4.  Junior Subordinated Debt

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly. Total capital securities at June 30, 2017 and December 31, 2016 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036, and pays interest expense monthly at the fixed rate of 4.91%. The interest expense on the interest rate swap was $21,000 and $26,000 for the three months ended June 30, 2017 and 2016, respectively, and $43,000 and $53,000 for the six months ended June 30, 2017 and 2016, respectively. In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Floating Rate Junior Subordinated Deferrable Interest Debentures to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap in the three or six months ended June 30, 2017, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR, plus a spread repricing on the same date as the loans, and pays interest at fixed rates. The interest expense on the interest rate swaps was $13,000 and $24,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the interest expense was $29,000 and $49,000, respectively. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $1.2 million at June 30, 2017.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements as of June 30, 2017 and December 31, 2016 are as follows:

(In thousands)	June 30, 2017
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Dates From	Expiration Dates To
Interest rate swap - cash flow	$4,000	$(187)	Other Liabilities		9/15/2020
Interest rate forward swap - cash flow	4,000	199	Other Assets		6/15/2031
Interest rate swaps - fair value	5,772	9	Other Assets	9/26/2022	4/9/2025

	June 30, 2017
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(8)	Not applicable	$-

(In thousands)	June 30, 2017
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest income	$13

(In thousands)	December 31, 2016
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(214)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	238	Other Assets	6/15/2031
Interest rate swap - fair value	1,251	12	Other Assets	4/9/2025
Interest rate swap - fair value	4,598	(2)	Other Liabilities	2/12/2022

	December 31, 2016
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$207	Not applicable	$-

(In thousands)	December 31, 2016
Derivatives in fair value hedging relationships	Income Statement Classification	Gain or (Loss) on Swaps
Interest rate swaps	Interest Income	$(12)

Note 6.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock for the periods indicated.

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,769,201	$0.26	3,756,084	$0.42
Effect of dilutive securities, stock-based awards	9,331		8,393
Diluted earnings per share	3,778,532	$0.26	3,764,477	$0.42

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,765,372	$0.47	3,753,510	$0.58
Effect of dilutive securities, stock-based awards	8,253		10,522
Diluted earnings per share	3,773,625	$0.47	3,764,032	$0.58

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

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock. The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019. The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock. The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met. The Company did not grant stock options during the three and six months ended June 30, 2017 and there were no options outstanding at June 30, 2017.

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

The Company has granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the Plan: 10,525 shares and 12,340 shares of non-vested restricted stock to executive officers, and 5,139 shares and 4,536 shares of vested restricted stock to non-employee directors in the six months ended June 30, 2017 and 2016, respectively. The compensation expense for these non-vested shares is recognized over a period of three years, and was $34,000 and $42,000, net of forfeiture, for the three months ended June 30, 2017 and 2016 and $64,000 and $83,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $261,000 of total unrecognized compensation cost related to these non-vested shares, which will be recorded in conjunction with the vesting periods over the remaining 30 months. Compensation expense for the non-employee director shares is recognized at the date the shares are granted and during the three months ended June 30, 2017 and 2016, no expense was recognized. For the six months ended June 30, 2017 and 2016, $90,000 and $68,000 of compensation expense for non-employee director shares was recognized, respectively.

A summary of the status of the Company's non-vested restricted shares granted under the Plan is presented below:

	Six Months Ended June 30, 2017
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2017	18,045	$15.04

Granted	15,664	17.50
Vested	(9,123)	16.74
Forfeited	-
Non-vested at June 30, 2017	24,586	$15.98

The Company granted performance-based stock rights relating to 10,525 and 12,049 shares to certain officers during the six months ended June 30, 2017 and 2016, respectively, under the Plan. The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes. The performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded. Until vesting, the shares are not issued and not included in shares outstanding. The awards are subject to the Company reaching a predetermined three-year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks. The compensation expense for performance-based stock rights totaled $28,000 and $8,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, compensation expense for performance-based stock rights was $42,000 and $15,000, respectively. As of June 30, 2017, there was $234,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Six Months Ended June 30, 2017
	Performance-Based Stock Rights (Shares)	Weighted Average Fair Value

Non-vested at January 1, 2017	18,045	$15.72

Granted	10,525	17.50
Vested	-
Forfeited	(3,984)	15.75
Non-vested at June 30, 2017	24,586	$16.49

Note 8.  Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering all employees who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The plan was amended for 2017. Under the amended plan, the Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred and an additional safe harbor contribution equal to 3% of compensation to all eligible participants. Prior to the amendment, the Company made an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, and an additional safe harbor contribution equal to 6% of compensation to all eligible participants. The Company's 401(k) plan expenses for the three months ended June 30, 2017 and 2016 were $160,000 and $186,000, respectively. For the six months ended June 30, 2017 and 2016, 401(k) plan expenses were $354,000 and $370,000, respectively.

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

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. For the three and six months ended June 30, 2017, there was no deferred compensation expense and for the three and six months ended June 30, 2016, deferred compensation expense was $6,000 and $16,000, respectively.

Concurrent with the establishment of the deferred compensation plan for the former employee, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the plan. Income on these life insurance policies amounted to $7,000 and $6,000 for the three months ended June 30, 2017 and 2016, respectively. For both the six months ended June 30, 2017 and 2016, income on these life insurance policies amounted to $14,000. The Company has recorded $1.3 million in cash surrender value of these policies at both June 30, 2017 and December 31, 2016, which is included in the Bank Owned Life Insurance line item of the Consolidated Balance Sheet.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2017:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$46,011	$-	$46,011	$-
Obligations of states and political subdivisions	14,301	-	14,301	-
Corporate bonds	3,301	-	-	3,301
Mutual funds	380	380	-	-
Total available for sale securities	63,993	380	60,312	3,301

Interest rate swaps	208	-	208	-
Total assets at fair value	$64,201	$380	$60,520	$3,301

Liabilities at June 30, 2017:
Interest rate swaps	$187	$-	$187	$-
Total liabilities at fair value	$187	$-	$187	$-

Assets at December 31, 2016:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$40,504	$-	$40,504	$-
Obligations of states and political subdivisions	6,310	-	6,310	-
Corporate bonds	2,785	-	-	2,785
Mutual funds	374	374	-	-
Total available for sale securities	49,973	374	46,814	2,785

Interest rate swaps	250	-	250	-
Total assets at fair value	$50,223	$374	$47,064	$2,785

Liabilities at December 31, 2016:
Interest rate swaps	$216	$-	$216	$-
Total liabilities at fair value	$216	$-	$216	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
(In thousands)	Balance as of January 1, 2017	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfers In (Out) of Level 3	Balance as of June 30, 2017
Securities available for sale:
Corporate bonds	$2,785	$37	$479	$-	$-	$3,301
Total assets	$2,785	$37	$479	$-	$-	$3,301

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with an impaired loan can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the cash flow. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At June 30, 2017, the Company's Level 3 loans for which a reserve has been established, consisted of two loans totaling $138,000 secured by business assets and inventory with a reserve of $92,000, and one loan totaling $318,000 secured by real estate with a reserve of $279,000.

Other Real Estate Owned ("OREO"):  Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral. The Company considers the OREO as nonrecurring Level 3. Total valuation of OREO property was $1.4 million at June 30, 2017 and December 31, 2016.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016.

	Carrying Value at June 30, 2017
(In thousands)	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$2,115	$-	$2,030	$85
Other real estate owned, net	1,356	-	-	1,356

	Carrying Value at December 31, 2016
(In thousands)	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net	$3,597	$-	$3,509	$88
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 Fair Value Measurements at June 30, 2017 and December 31, 2016.

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2017
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Corporate securities available for sale	$3,301	Market values	Discounted cash flows	0%
Impaired loans	85	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	81%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$4,742

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Corporate securities available for sale	$2,785	Market values	Discounted cash flows	0%
Impaired loans	88	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	81%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$4,229

The estimated fair values of the Company's financial instruments are as follows:

	Fair Value Measurements at June 30, 2017
(In thousands)	Carrying Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of June 30, 2017
Assets
Cash and short-term investments	$71,851	$71,617	$-	$-	$71,617
Securities available for sale	63,993	380	60,312	3,301	63,993
Restricted investments	1,546	-	1,546	-	1,546
Net loans	463,309	-	464,368	85	464,453
Accrued interest receivable	1,621	-	1,621	-	1,621
Interest rate swaps	208	-	208	-	208
BOLI	13,052	-	13,052	-	13,052
Total financial assets	$615,580	$71,997	$541,107	$3,386	$616,490

Liabilities
Deposits	$571,902	$-	$571,536	$-	$571,536
Borrowings	7,898	-	7,883	-	7,883
Junior subordinated debt	4,124	-	4,163	-	4,163
Accrued interest payable	103	-	103	-	103
Interest rate swaps	187	-	187	-	187
Total financial liabilities	$584,214	$-	$583,872	$-	$583,872

	Fair Value Measurements at December 31, 2016
(In thousands)	Carrying Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2016
Assets
Cash and short-term investments	$67,846	$67,581	$-	$-	$67,581
Securities available for sale	49,973	374	46,814	2,785	49,973
Restricted investments	1,782	-	1,782	-	1,782
Net loans	458,608	-	455,514	88	455,602
Accrued interest receivable	1,550	-	1,550	-	1,550
Interest rate swaps	250	-	250	-	250
BOLI	12,873	-	12,873	-	12,873
Total financial assets	$592,882	$67,955	$518,783	$2,873	$589,611

Liabilities
Deposits	$546,157	$-	$545,669	$-	$545,669
Borrowings	12,936	-	12,922	-	12,922
Junior subordinated debt	4,124	-	4,144	-	4,144
Accrued interest payable	112	-	112	-	112
Interest rate swaps	216	-	216	-	216
Total financial liabilities	$563,545	$-	$563,063	$-	$563,063

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

BOLI:  The carrying amount of life insurance contracts is assumed to be a reasonably appropriate fair value. Life insurance contracts are carried on the balance sheet at their redemption value. This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

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

Borrowings:  The fair values of the Company's advances from the Federal Home Loan Bank of Atlanta and other borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

At June 30, 2017 and December 31, 2016, the fair values of loan commitments and standby letters of credit were deemed immaterial.

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

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

(In thousands)	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2016	$17	$(765)	$11	$(737)
Net current-period other comprehensive income (loss)	(8)	815	-	807
Balance June 30, 2017	$9	$50	$11	$70

Balance December 31, 2015	$(190)	$(229)	$(41)	$(460)
Net current-period other comprehensive (loss)	(102)	(24)	-	(126)
Balance June 30, 2016	$(292)	$(253)	$(41)	$(586)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Note 11.  Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through six limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2033. The Company accounts for the affordable housing investments using the equity method and has recorded $3.9 million in other assets at June 30, 2017. The Company has also recorded $1.1 million in other liabilities related to unfunded capital calls through 2019. The related federal tax credits and other tax benefits for the six months ended June 30, 2017 and 2016 were $270,000 and $244,000, respectively, and were included in income tax expense in the Consolidated Statements of Income. There were $65,000 and $70,000 in flow-through losses recognized during the three months ended June 30, 2017 and 2016, respectively, which are reflected in the other service charges, commissions, and income line on the Consolidated Statements of Income.

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,769,201 shares of common stock, par value $3.13 per share, held by approximately 332 holders of record at the close of business on June 30, 2017.  The Bank has 11 full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville, and Centreville Road-Manassas. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

The Bank's general market area principally includes Fauquier County, Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The basic services offered by the Bank include: interest-bearing and non-interest bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, automated teller machine ("ATM"), debit and credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier's checks, domestic and international collections, savings bonds, automated teller services, drive-in tellers, mobile and internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as, automobile and other types of consumer financing. The Bank provides ATM cards, as a part of the MasterCard, Accel and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS"), to provide customers multi-million dollar FDIC insurance on certificates of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

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

As of June 30, 2017, the Company had total consolidated assets of $646.3 million, total loans net of allowance for loan losses of $463.3 million, total consolidated deposits of $571.9 million, and total consolidated shareholders' equity of $56.3 million.

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

The Company's allowance for loan losses has three basic components: the specific allowance, the general allowance and the unallocated component. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. Generally, smaller balance loans and residential mortgage loans are not evaluated for impairment unless they are part of a larger relationship being evaluated, or foreclosure on the property is eminent and a loss is anticipated. The specific allowance uses various techniques to arrive at an estimate of loss. All troubled debt restructurings ("TDRs"), regardless of loan type or amount, are evaluated individually for impairment. Analysis of the borrower's overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. The Company also considers trends and changes in the volume and term of loans, changes in the credit process and/or lending policies and procedures, and an evaluation of overall credit quality. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future. The general allowance also captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Net income of $990,000 for the second quarter of 2017 was a 36.6% decrease from the net income of $1.56 million for the second quarter of 2016. Loans, net of reserve, totaling $463.3 million at June 30, 2017, increased 1.0% when compared with December 31, 2016, and increased 2.7% when compared with June 30, 2016. Deposits, totaling $571.9 million at June 30, 2017, increased 4.7% when compared with December 31, 2016, and increased 5.8% when compared with June 30, 2016.  Assets under WMS management, totaling $388.2 million in market value at June 30, 2017, increased 4.5% from December 31, 2016 and increased 10.4% from June 30, 2016.

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

The Bank's non-performing assets totaled $3.7 million or 0.57% of total assets at June 30, 2017, as compared with $4.9 million or 0.78% of total assets at December 31, 2016, and $3.5 million or 0.56% of total assets at June 30, 2016. Non-accrual loans totaled $2.3 million or 0.50% of total loans at June 30, 2017 compared with $3.5 million or 0.76% of total loans at December 31, 2016, and $2.0 million or 0.44% of total loans at June 30, 2016. There was a $285,000 provision for loan losses during the first six months of 2017 compared with a recovery of loan losses of $933,000 during the first six months of 2016.

There were net charge-offs of $531,000 during the six months ended June 30, 2017 compared with a recovery of $1.3 million for the same six months of 2016. Total allowance for loan losses was $4.3 million or 0.92% of total loans at June 30, 2017 compared with $4.5 million or 0.98% of total loans at December 31, 2016 and $4.6 million or 1.01% of loans at June 30, 2016. The decrease in the allowance percentage from June 30, 2016 to June 30, 2017 was due to a reduction in impaired loans and adjustments to reflect management's perception of portfolio risk based on an analysis of external and internal qualitative factors of the loan portfolio, including a reduction in past due and classified loans and changes in historical loss rates.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NET INCOME
Net income of $990,000 for the quarter ended June 30, 2017 was a 36.6% decrease from the net income for the quarter ended June 30, 2016 of $1.56 million. The primary reason for the decline in net income was due to the large loan recovery received during the second quarter of 2016 that resulted in a recovery of provision for loan losses. Earnings per share on a fully diluted basis were $0.26 for the second quarter of 2017 compared with $0.42 for the second quarter of 2016. Profitability as measured by return on average assets decreased from 1.02% in the second quarter of 2016 to 0.63% for the same period in 2017. Profitability as measured by return on average equity decreased from 11.73% to 7.10% over the same respective quarters in 2016 and 2017.

NET INTEREST INCOME AND EXPENSE
Net interest income increased $335,000 or 6.9% to $5.20 million for the quarter ended June 30, 2017 from $4.87 million for the quarter ended June 30, 2016. The increase in net interest income was due to the increase in interest and fees on loans and investment securities and the increase in interest on deposits in other banks, slightly offset by an increase in interest expense on deposits. The Company's net interest margin was 3.60% in the second quarter of 2017 and 3.48% in the second quarter of 2016.

Total interest income increased $388,000 or 7.3% to $5.71 million for the second quarter of 2017 from $5.33 million for the second quarter of 2016. This increase was primarily due to the increase in the yield on earning assets from 3.80% during the second quarter of 2016 to 3.94% during the second quarter of 2017 and an increase in earning assets from $568,000 to $587,000 over the same period.

The tax-equivalent average yield on loans was 4.51% for the second quarter of 2017, up from 4.40% in the second quarter of 2016. Average loan balances increased $4.9 million or 1.1% from $452.6 million during the second quarter of 2016 to $457.5 million during the second quarter of 2017. The increase in average loan balances and average yield on loans resulted in a $207,000 or 4.2% increase in interest and fee income from loans for the second quarter of 2017, compared with the same period in 2016. On a tax equivalent basis, interest and fee income on loans increased $196,000 or 4.0%.

Average investment security balances increased $8.9 million from $54.5 million in the second quarter of 2016 to $63.4 million in the second quarter of 2017. The tax-equivalent average yield on investments increased from 2.55% for the second quarter of 2016 to 2.90% for the second quarter of 2017. Interest and dividend income on security investments increased $93,000, from $320,000 for the second quarter of 2016 to $413,000 for the second quarter of 2017.

Interest income on deposits in other banks increased $88,000 from second quarter 2016 to second quarter 2017, resulting from an increase in the average rate earned from 0.52% for the quarter ended June 30, 2016 to 1.01% for the quarter ended June 30, 2017, as well as a $5.0 million increase in average interest-bearing balances held at the Federal Reserve and other banks.

Total interest expense increased $53,000 or 11.6% from $456,000 for the second quarter of 2016 to $509,000 for the second quarter of 2017 primarily due to increases on the average rates paid for time deposits and interest-bearing checking accounts, slightly offset by a decrease in interest expense on FHLB borrowings.

Interest paid on deposits increased $66,000 or 20.2% from $326,000 for the second quarter of 2016 to $392,000 for the second quarter of 2017. Average balances on time deposits increased $674,000 or 1.0% from $64.6 million to $65.3 million, while the average rate increased from 0.85% for the second quarter of 2016 to 1.06% for the second quarter of 2017, resulting in an additional $35,000 in interest expense. Average money market account balances decreased $1.3 million from the second quarter of 2016 to the second quarter of 2017, while the rate was constant at 0.21%, resulting in a decrease of $1,000 in interest expense. Average savings account balances increased $3.8 million or 4.5% from the second quarter of 2016 to the second quarter of 2017, and the average rate increased from 0.11% for the quarter ended June 30, 2016 to 0.13% for the quarter ended June 30, 2017, resulting in an increase of $6,000 in interest expense for the second quarter of 2017. Average interest-bearing checking balances decreased $382,000 or 0.2% from the second quarter of 2016 to the second quarter of 2017, while the average rate increased from 0.24% for the second quarter of 2016 to 0.28% for the second quarter of 2017, resulting in an increase of $26,000 in checking interest expense over the two periods.

Interest expense on FHLB advances was $67,000 and $81,000 for the three months ended June 30, 2017 and 2016. The decrease was due to a $5.0 million payoff of one borrowing during the second quarter of 2017. Interest expense on capital securities was $50,000 and $49,000 for the each of the second quarters of 2017 and 2016, respectively.

The average rate on total interest-bearing liabilities increased from 0.40% in the second quarter of 2016 to 0.45% for the second quarter of 2017.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$451,612	$5,106	4.54%	$445,762	$4,883	4.41%
Tax-exempt (1)	3,015	40	5.36%	4,987	67	5.38%
Nonaccrual (2)	2,885	-	0.00%	1,879	-	0.00%
Total Loans	457,512	5,146	4.51%	452,628	4,950	4.40%

Securities
Taxable	51,156	321	2.51%	48,849	268	2.19%
Tax-exempt (1)	12,254	140	4.56%	5,645	80	5.65%
Total securities	63,410	461	2.90%	54,494	348	2.55%

Deposits in banks	66,209	167	1.01%	61,215	79	0.52%
Federal funds sold	10	-	0.90%	8	-	0.36%
Total earning assets	587,141	5,774	3.94%	568,345	$5,377	3.80%

Less: Reserve for loan losses	(4,600)			(5,245)
Cash and due from banks	4,835			4,523
Bank premises and equipment, net	19,130			20,147
Other real estate owned	1,356			1,357
Other assets	25,540			27,166
Total Assets	$633,402			$616,293

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$114,162			$98,722

Interest-bearing deposits
Checking accounts	233,760	$163	0.28%	234,142	$137	0.24%
Money market accounts	54,842	29	0.21%	56,142	30	0.21%
Savings accounts	88,202	29	0.13%	84,394	23	0.11%
Time deposits	65,280	171	1.06%	64,606	136	0.85%
Total interest-bearing deposits	442,084	392	0.36%	439,284	326	0.30%

Federal funds purchased	4	-	0.00%	7	-	0.00%
Federal Home Loan Bank advances	10,709	67	2.52%	12,980	81	2.50%
Junior subordinated debt	4,124	50	4.83%	4,124	49	4.84%
Total interest-bearing liabilities	456,921	509	0.45%	456,395	456	0.40%

Other liabilities	6,383			7,612
Shareholders' equity	55,936			53,564
Total Liabilities & Shareholders' Equity	$633,402			$616,293

Net interest income (tax equivalent basis)		$5,265	3.49%		$4,921	3.40%
Less: tax equivalent adjustment		61			52
Net interest income		$5,204			$4,869

Interest expense as a percent of average earning assets			0.35%			0.32%
Net interest margin			3.60%			3.48%

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

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$223	$64	$159
Loans; tax-exempt (1)	(27)	(26)	(1)
Securities; taxable	53	13	40
Securities; tax-exempt (1)	60	94	(34)
Deposits in banks	88	6	82
Federal funds sold	-	-	-
Total Interest Income	397	151	246

Interest Expense
Checking accounts	26	-	26
Money market accounts	(1)	(1)	-
Savings accounts	6	1	5
Time deposits	35	1	34
Federal funds purchased and securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(14)	(14)	-
Subordinated debt	1	-	1
Total Interest Expense	53	(13)	66
Net Interest Income	$344	$164	$180

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was a $235,000 provision for loan losses for the second quarter of 2017 compared with a $1.13 million recovery of loan losses for the second quarter of 2016. The primary reason for the increase in the provision from June 30, 2016 to June 30, 2017 was because during the second quarter of 2016 the Bank received a $1.4 million recovery on five commercial and industrial loans that were charged-off during the fourth quarter of 2015. There were no significant recoveries of this magnitude during the second quarter of 2017. The current amount of the provision reflects what was needed in the allowance to cover the estimated risk in the loan portfolio.

Provision expense in the second quarter of 2017 was primarily due to portfolio growth and changes in historical loss rates, adjustments to qualitative factors based on management's ongoing analysis of economic and environmental factors, partially offset by improvements in asset quality from reductions in adversely rated and non-accrual loans.

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

OTHER INCOME
Total other income increased by $56,000 or 4.2% for the second quarter of 2017 to $1.39 million from $1.34 million for the second quarter of 2016. Non-interest income is derived primarily from recurring non-interest fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income. The increase in other income was due to a $58,000 increase in trust and estate income and a $28,000 increase in other service charges, commissions, and fees, offset by a $24,000 decrease in service charges on deposit accounts and a $6,000 decrease in brokerage fees during the second quarter of 2017 compared with the second quarter of 2016.

Trust and estate income increased $58,000 or 16.4% from the second quarter of 2016 to the second quarter of 2017 as a result of new business and higher asset value due to improved stock market performance during the second quarter of 2017 compared to the second quarter of 2016.

Brokerage service revenues were $34,000 for the second quarter of 2017 compared with $40,000 for the second quarter of 2016 due to the effect of transitioning some clients from a transaction-based fee structure to a managed asset-based fee structure as well as a slight decrease in brokerage business.

Service charges on deposit accounts decreased $24,000 or 4.6% to $499,000 for the second quarter of 2017 compared to one year earlier. The reason for the change is difficult to determine, but may be due to changes in consumer behavior in their personal funds management as a result of greater access to account information via mobile technology, along with improved personal cash flow as a result of improvements in the economy.

Other service charges, commissions and fees increased $28,000 or 6.7% from $421,000 in second quarter of 2016 to $449,000 in the second quarter of 2017. The increase is primarily due to more debit card interchange income, net, which totaled $335,000 and $312,000 for the second quarters of 2017 and 2016, respectively.

OTHER EXPENSE
Total other expense decreased $65,000 or 1.2% during the second quarter of 2017 compared with the second quarter of 2016, primarily due a reduction in expenses related to FDIC deposit insurance premiums, marketing, legal, audit, and consulting, and furniture and equipment, which was partially offset by an increase in salaries and benefit costs and other expenses.

Salaries and employees' benefits increased $146,000 or 5.6% from second quarter 2016 to second quarter 2017. The increase was primarily due to increases in salary expense as a result of fewer vacant positions with active full-time equivalent employees increasing from 144 as of June 30, 2016 to 149 as of June 30, 2017, incentive compensation, lending commissions and Supplemental Executive Retirement Plan expenses. This was partially offset by decreases in employee benefits and 401(k) plan contributions.

Occupancy expense decreased $5,000 or 0.8%, and furniture and equipment expense decreased $43,000 or 14.8%, from second quarter 2016 to second quarter 2017 due to expense management initiatives.

Marketing expense decreased $62,000 or 39.5% from the second quarter of 2016 to $95,000 for the second quarter of 2017 due to timing differences. Management expects total marketing expenditures for all of 2017 to be similar to 2016.

Legal, auditing and consulting expense decreased $50,000 or 15.8% from the second quarter of 2016 to $267,000 for the second quarter of 2017 primarily due to less legal expenses in the second quarter of 2017 compared to the second quarter of 2016. The 2016 fees were higher due to expenses related to the recovery in 2016 on loans charged-off in 2015.

FDIC deposit insurance premium expense decreased $68,000 from $129,000 for the second quarter of 2016 to $61,000 for the second quarter of 2017 due to recent changes to the assessment calculations that occurred during the fourth quarter of 2016 and improvements in loan quality.

Other operating expenses increased $17,000 or 2.2% in the second quarter of 2017 compared with the second quarter of 2016 primarily due to charge-offs related to fraud on deposit accounts and credit cards of approximately $74,000 in the second quarter of 2017 compared with $56,000 during the same quarter in 2016.

INCOME TAXES
Income tax expense was $222,000 for the quarter ended June 30, 2017 compared with $562,000 for the quarter ended June 30, 2016. The effective tax rate was 18.3% and 26.5% for the second quarters of 2017 and 2016, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the bank owned life insurance policies, and community development tax credits. The Company utilized tax credits of $120,000 during the second quarter of 2017 compared with $101,000 for the same quarter in the previous year, and projects that it will utilize $241,000 in additional tax credits over the next two quarters of 2017.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NET INCOME
Net income of $1.76 million for the six months ended June 30, 2017 was an 18.9% decrease from the net income for the six months ended June 30, 2016 of $2.17 million. Earnings per share on a fully diluted basis were $0.47 for the six months ended June 30, 2017 compared with $0.58 for the six months ended June 30, 2016. Profitability as measured by return on average assets decreased from 0.72% in the six months ended June 30, 2016 to 0.57% for the same period in 2017. Profitability as measured by return on average equity decreased from 8.18% to 6.40% in the six months ended June 30, 2016 and 2017, respectively.

NET INTEREST INCOME AND EXPENSE
Net interest income increased $464,000 or 4.8% to $10.15 million for the six months ended June 30, 2017 from $9.69 million for the six months ended June 30, 2016. The Company's net interest margin increased from 3.53% for the six months ended June 30, 2016 to 3.56% for the six months ended June 30, 2017.

Total interest income increased $546,000 or 5.2% to $11.13 million for the six months ended June 30, 2017 from $10.58 million for the six months ended June 30, 2016. This increase was due to a 4 basis point increase in the tax equivalent yield on average earning assets and a $23.6 million increase in average earning assets.

The tax-equivalent average yield on loans was 4.47% for the six months ended June 30, 2017, up from 4.40% during the same time period in the prior year. Average loan balances increased $6.9 million or 1.5% to $456.4 million during the six months ended June 30, 2017 from $449.5 million during the six months ended June 30, 2016. The increases in yield and average balances resulted in a $286,000 or 2.9% increase in interest and fee income from loans for the six months ended June 30, 2017 compared with the same period in 2016. On a tax equivalent basis, the increase in interest and fee income on loans was $266,000 or 2.6%.

Average investment security balances increased $3.6 million from $54.3 million for the six months ended June 30, 2016 to $58.0 million in the six months ended June 30, 2017. The tax-equivalent average yield on investments increased from 2.59% to 2.87% over the same respective time periods.  Interest and dividend income on security investments increased $103,000 or 15.9%, from $649,000 for the six months ended June 30, 2016 to $752,000 for the six months ended June 30, 2017. On a tax equivalent basis, the increase was $128,000 or 18.2%.

Interest income on deposits in other banks increased $157,000 from $140,000 to $297,000 over the first six months of 2017 compared with the same period in the prior year, due primarily to higher balances and rates on deposits held at the Federal Reserve Bank of Richmond.

Total interest expense increased $82,000 or 9.2% from $896,000 for the six months ended June 30, 2016 to $978,000 for the six months ended June 30, 2017, due primarily to the increased rates paid on time deposits and interest-bearing checking accounts, slightly offset by a reduction in interest expenses on FHLB borrowings.

Interest paid on deposits increased $97,000 or 15.3% from $635,000 for the six months ended June 30, 2016 to $732,000 for the six months ended June 30, 2017. Average balances on time deposits increased $779,000 or 1.2% from $64.2 million to $65.0 million, while the average rate increased from 0.85% to 1.01% from the six months ended June 30, 2016 to the six months ended June 30, 2017, resulting in $53,000 more interest expense. Average money market accounts decreased $822,000 or 1.5% from the six months ended June 30, 2016 to the six months ended June 30, 2017, while the rate was constant for both periods at 0.21%, resulting in $2,000 less interest expense. Average savings account balances increased $187,000 from the six months ended June 30, 2016 to the six months ended June 30, 2017, while their average rate increased from 0.11% for the six months ending June 30, 2016 to 0.12% for the six months ending June 30, 2017, resulting in $4,000 of additional interest expense. Average interest-bearing checking balances increased $4.1 million from the six months ended June 30, 2016 to the six months ended June 30, 2017, while the average rate increased from 0.23% to 0.26%, resulting in an increase of $42,000 in checking interest expense.

Interest expense on FHLB advances was $147,000 for the six months ending June 30, 2017 compared with $162,000 for the six months ended June 30, 2016 due to the payoff of a $5.0 million advance during the second quarter of 2017. Interest expense on capital securities was $99,000 for both the six months ended June 30, 2017 and June 30, 2016.

The average rate on total interest-bearing liabilities increased from 0.40% for the six months ended June 30, 2016 to 0.44% for the six months ended June 30, 2017.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$450,024	$10,026	4.49%	$442,394	$9,701	4.41%
Tax-exempt (1)	3,089	82	5.33%	5,268	141	5.38%
Nonaccrual (2)	3,291	-	0.00%	1,864	-	0.00%
Total Loans	456,404	10,108	4.47%	449,526	9,842	4.40%

Securities
Taxable	48,382	599	2.48%	48,663	544	2.23%
Tax-exempt (1)	9,589	232	4.83%	5,665	159	5.63%
Total securities	57,971	831	2.87%	54,328	703	2.59%

Deposits in banks	66,344	297	0.90%	53,250	140	0.53%
Federal funds sold	10	-	0.78%	9	-	0.36%
Total earning assets	580,729	$11,236	3.90%	557,113	$10,685	3.86%

Less: Reserve for loan losses	(4,593)			(4,767)
Cash and due from banks	4,792			4,732
Bank premises and equipment, net	19,171			20,266
Other real estate owned	1,356			1,357
Other assets	25,567			26,475
Total Assets	$627,022			$605,176

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$113,157			$96,209

Interest-bearing deposits
Checking accounts	231,219	$301	0.26%	227,087	$259	0.23%
Money market accounts	54,121	56	0.21%	54,943	58	0.21%
Savings accounts	85,641	50	0.12%	85,454	46	0.11%
Time deposits	64,952	325	1.01%	64,173	272	0.85%
Total interest-bearing deposits	435,933	732	0.34%	431,657	635	0.30%

Federal funds purchased	4	-	1.41%	3	-	0.99%
Federal Home Loan Bank advances	11,812	147	2.51%	12,989	162	2.50%
Junior subordinated debt	4,124	99	4.83%	4,124	99	4.84%
Total interest-bearing liabilities	451,873	978	0.44%	448,773	896	0.40%

Other liabilities	6,582			6,857
Shareholders' equity	55,410			53,337
Total Liabilities & Shareholders' Equity	$627,022			$605,176

Net interest income (tax equivalent basis)		$10,258	3.46%		$9,789	3.46%
Less: tax equivalent adjustment		108			103
Net interest income		$10,150			$9,686

Interest expense as a percent of average earning assets			0.34%			0.32%
Net interest margin			3.56%			3.53%

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

	Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$325	$168	$157
Loans; tax-exempt (1)	(59)	(58)	(1)
Securities; taxable	55	(3)	58
Securities; tax-exempt (1)	73	110	(37)
Deposits in banks	157	34	123
Federal funds sold	-	-	-
Total Interest Income	551	251	300

Interest Expense
Checking accounts	42	5	37
Money market accounts	(2)	(1)	(1)
Savings accounts	4	0	4
Time deposits	53	4	49
Federal funds purchased	-	-	-
Federal Home Loan Bank advances	(15)	(15)	-
Subordinated debt	-	-	-
Total Interest Expense	82	(7)	89
Net Interest Income	$469	$258	$211

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was a $285,000 provision for loan losses for the six months ended June 30, 2017 compared with a recovery of loan losses of $933,000 for the six months ended June 30, 2016.

Provision expense for the first six months of 2017 was primarily due to portfolio growth and changes in historical loss rates, adjustments to qualitative factors based on management's ongoing analysis of economic and environmental factors, partially offset by improvements in asset quality from reductions in adversely rated and non-accrual loans.

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

The $1.22 million period to period change in the provision for loan losses is because during the second quarter of 2016 the Bank received a $1.4 million recovery on five commercial and industrial loans that were charged-off during the fourth quarter of 2015. There were no significant recoveries of this magnitude during the first half of 2017. The current amount of the provision reflects what was needed in the allowance to cover the estimated risk in the loan portfolio.

OTHER INCOME
Total other income increased by $82,000 or 3.0% from $2.72 million for the six months ended June 30, 2016 to $2.81 million for the six months ended June 30, 2017. The increase was primarily due to increases in trust and estate income of $72,000 and other service charges, commissions, and fees of $96,000. This was partially offset by declines in service charges on deposit accounts of $65,000 and a decline in brokerage fees of $20,000 over the same period.

Trust and estate income increased $72,000 or 10.3% from the first six months of 2016 to the first six months ended June 30, 2017 due to new business and higher asset value due to improved stock market performance during the first half of 2017 compared to the same period in 2016.

Brokerage service revenues decreased $20,000 or 18.0% from the first six months of 2016 to the first six months of 2017 due in part to slightly less business and the effect of transitioning some clients from a transaction-based fee structure to a managed asset-based fee structure.

Service charges on deposit accounts decreased $65,000 or 6.2% to $985,000 for the six months ended June 30, 2017 compared to the same period one year earlier. The reason for the change is difficult to determine, but may be due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology, along with improved personal cash flow as a result of improvements in the economy.

Other service charges, commissions and fees increased $95,000 or 11.0% from $862,000 during the six months ended June 30, 2016 to $957,000 during the six months ended June 30, 2017, primarily due to an increase in interchange income, net, which was $620,000 during the six months ended June 30, 2017, compared with $573,000 during the six months ended June 30, 2016. There was also a reduction of passive losses within community development tax credit investments during the first six months of 2017 compared with 2016. These losses were $4,000 in the first six months of 2017 compared with $53,000 in the first six months of 2016.

OTHER EXPENSE
Total other expense increased $14,000 or 0.1% during the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The increase was primarily due to increased expenses for salaries and benefits, which were almost completely offset by reduced expenses related to FDIC deposit insurance premiums, legal, accounting and consulting expenses, marketing, furniture and equipment, and occupancy expenses.

Salaries and employees' benefits increased $332,000 or 6.3% from the six months ended June 30, 2016 to the six months ended June 30, 2017. The increase was due to increases in incentive compensation, lending commissions, salary expense due to fewer vacant positions with active full-time employees increasing from 144 at June 30, 2016 to 149 at June 30, 2017 and increases in expense related to the Executive Supplemental Retirement Plan. This was partially offset by a reduction in expenses for employee benefits.

Occupancy expense decreased $11,000 or 0.9% with no large or significant changes noted.

Furniture and equipment expense decreased $53,000 or 7.6%, for the six months ended June 30, 2017 compared with the six months ended June 30, 2016, primarily due to decreased repairs, fewer small equipment purchases and delays in the timing on capital expenditures.

Marketing expense decreased $53,000 or 18.3% from the six months ended June 30, 2016 to $236,000 for the six months ended June 30, 2017 primarily due to timing differences related to advertising and community marketing initiatives.

Legal, accounting and consulting expense decreased $53,000 or 8.8% from the six months ended June 30, 2016 to $546,000 for the six months ended June 30, 2017 because legal expenses were high during the first six months of 2016 as a result of the $1.4 million recovery in 2016 on the loans charged-off during 2015. There were no legal expenses of this magnitude during the first six months of 2017.

Data processing expense increased $16,000 or 2.6% for the six months ended June 30, 2017 compared with the same time period in 2016.

FDIC deposit insurance expense decreased $154,000 or 52.2% from $295,000 for the six months ended June 30, 2016 to $141,000 for the six months ended June 30, 2017 due to recent changes to the assessment calculations, which occurred during the fourth quarter of 2016.

OREO expense decreased $3,000 or 27.3% from $11,000 for the six months ended June 30, 2016 to $8,000 for the six months ended June 30, 2017.

Other operating expenses decreased $7,000 or 0.4% in the six months ended June 30, 2017 compared with the six months ended June 30, 2016 due to a decreases in expenses related to the succession of upper management, state and franchise taxes, education, and a reduction in charge-offs for check card fraud. These were partially offset by increases for home equity lines of credit, directors' expenses and expenses related to the secondary mortgage market, and dues.

INCOME TAXES
Income tax expense was $347,000 for the six months ended June 30, 2017 and $623,000 for the six months ended June 30, 2016. The effective tax rate was 16.5% and 22.3% for the first six months of 2017 and 2016, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the bank owned life insurance purchases, and community development tax credits. The Company utilized tax credits of $241,000 during the six months ended June 30, 2017 compared with $201,000 for the same period in the previous year, and projects that it will utilize $241,000 in additional tax credits over the next two quarters of 2017.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2017 AND DECEMBER 31, 2016
Total assets were $646.3 million at June 30, 2017 compared with $624.4 million at December 31, 2016, an increase of 3.5% or $21.8 million. Balance sheet categories reflecting significant changes include interest-bearing deposits in other banks, securities available for sale, loans (net), and deposits. Each of these categories is discussed below.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks were $66.3 million at June 30, 2017, an increase of $4.0 million from December 31, 2016. The increase in this account is primarily due to the increase in deposits, which increased the amount of liquidity in the Bank.

SECURITIES AVAILABLE FOR SALE. Securities available for sale were $64.0 million at June 30, 2017, an increase of $14.0 million or 28.1% from December 31, 2016, due to an increase in purchases, specifically tax-exempt municipals and mortgage backed securities funded by an increase in customer deposits.

LOANS, NET.  Loans, net of allowance for loan losses, were $463.3 million at June 30, 2017, reflecting an increase of $4.7 million from $458.6 million at December 31, 2016.

DEPOSITS. For the six months ended June 30, 2017, total deposits increased by $25.7 million or 4.7% when compared with total deposits at December 31, 2016. Non-interest bearing deposits increased $13.4 million to $123.5 million, while interest-bearing deposits increased by $12.4 million to $448.4 million at June 30, 2017 from December 31, 2016. Included in interest-bearing deposits at both June 30, 2017 and December 31, 2016 were $15.3 million and $15.6 million, respectively, of brokered deposits as defined by the Federal Reserve. Of the $15.3 million in brokered deposits, $1.0 million represent deposits of Bank customers exchanged through the CDARS network and $10.0 million were money market deposits through the ICS network. With the CDARS program, funds are placed into certificate of deposits accounts issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The ICS program operates the same as the CDARS program, but is for money market funds. The increase in the Bank's interest-bearing deposits during the first six months of 2017 was the result of many factors difficult to segregate and quantify, and equally difficult to use as factors for future projections. The economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank's funding needs all contributed to the change in deposit balances. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2017 and beyond through the expansion of its branch network, as well as by offering value-added interest checking and demand deposit products, and selective rate premiums on its interest-bearing deposits.

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

Loans are placed on non-accrual status when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest income generally is not recognized on non-accrual loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

Non-performing assets totaled $3.7 million or 0.57% of total assets at June 30, 2017, compared with $4.9 million or 0.78% of total assets at December 31, 2016, and $3.5 million or 0.56% of total assets at June 30, 2016. Non-performing assets were comprised of $1.4 million of OREO and $2.3 million of non-accrual loans at June 30, 2017. Non-accrual loans as a percentage of total loans were 0.50% at June 30, 2017, compared with 0.76% and 0.44% at December 31, 2016 and June 30, 2016, respectfully. The decline in non-accrual loans from December 31, 2016 to June 30, 2017 was due primarily to a pay-off of a $1.0 million residential loan and a charge-off of $476,000 on a commercial real estate loan during the second quarter of 2017 that were previously on non-accrual status at December 31, 2016.

Student loans that were past due 90 days or more and still accruing interest totaled $2.4 million at June 30, 2017, $2.5 million at December 31, 2016 and $1.9 million at June 30, 2016. These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. Excluding student loans, loans that were 90 days past due and still accruing interest totaled $104,000 at June 30, 2017. There was one loan of $321,000, excluding student loans, that was 90 days past due and accruing interest at December 31, 2016 and none at June 30, 2016. No loans were modified as TDRs during the six months ended June 30, 2017. There were no defaults on TDRs occurring within 12 months of modification during the six months ended June 30, 2017 and 2016. At June 30, 2017, there were 10 loans in the portfolio totaling $6.1 million that have been identified as TDRs. At June 30, 2017, six of the TDR loans were current and performing in accordance with the modified terms. Three of the TDRs totaling $1.5 million, to a single borrower, were in nonaccrual status due to irregular payments, but were paying in accordance with a bankruptcy plan. An additional loan of $90,000 was in nonaccrual status due to continued irregular payments. Reserves on TDRs have been established as appropriate.

The decreasing trend in the allowance for loan losses since June 30, 2016 reflects decreases in impaired loans' specific reserves, improvements in loans past due, reductions in substandard and special mention loans, and an improved historical loss rate. These factors are partially offset by increases in loan balances.

For additional information regarding non-performing assets and potential loan problems, see "Loans and Allowance for Loan Losses" in Note 3 of the Notes to Consolidated Financial Statements contained herein.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of risk-based capital for commercial construction and land loans and (b) 300% of risk-based capital for permanent investor commercial real estate loans. As of June 30, 2017, commercial construction and land loans were $34.3 million or 54.1% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $116.1 million or 182.7% of the concentration guideline.

At June 30, 2017, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities (excluding commercial real estate investments) exceeded 5% of total gross loans. The largest industry concentrations of loans and loan commitments at June 30, 2017 were approximately $17.7 million of loans to the hospitality industry, or 3.9% of total gross loans and approximately $16.8 million to the child care industry, or 3.6% of total gross loans.

CONTRACTUAL OBLIGATIONS
As of June 30, 2017, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2017, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table provides information on the regulatory capital ratios for the Bank at June 30, 2017 and December 31, 2016. Management believes that the Bank exceeds all capital adequacy requirements of Basel III, including the conservation buffer, as of June 30, 2017.

Risk Based Capital Ratios

	June 30, 2017	December 31, 2016
(Dollars in thousands)
Tier 1 Capital:
Common Equity	$59,319	$57,390

Plus: Unrealized loss on securities available for sale, net	52	(763)
Plus: Unrealized benefit obligation for supplemental retirement plans	10	10
Total Tier 1 Capital	59,257	58,143

Tier 2 Capital:
Allowable allowance for loan losses	4,279	4,525
Unrealized loss on equity securities, net	-	-

Total Capital:	$63,536	$62,668

Risk Weighted Assets:	$479,831	$475,943

Regulatory Capital Ratios:
Leverage Ratio	9.36%	9.23%
Common Equity Tier 1 Capital Ratio	12.35%	12.22%
Tier 1 Capital Ratio	12.35%	12.22%
Total Capital Ratio	13.24%	13.17%

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $56.3 million at June 30, 2017 compared with $54.5 million at December 31, 2016 and $53.9 million at June 30, 2016. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base. On January 19, 2017, the Company's Board of Directors authorized the Company to repurchase up to 112,618 shares (3% of common stock outstanding on January 1, 2017) beginning January 1, 2017 and continuing until the next Board reset.  During the three months ended June 30, 2017, no shares of common stock were repurchased. During the six months ended June 30, 2017, 382 shares of common stock were repurchased. During the year ended December 31, 2016, 3,661 shares of common stock were repurchased. During the three and six months ended June 30, 2016, 2,130 shares of common stock were repurchased.  Accumulated other comprehensive income/loss was an unrealized loss, net of tax benefit, of $70,000 at June 30, 2017 compared with an unrealized gain, net of tax expense, of $737,000 at December 31, 2016 and $586,000 at June 30, 2016.

As discussed in "Junior Subordinated Debt" in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under current applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of June 30, 2017, the Bank falls into the "well capitalized" category as defined by the appropriate regulatory authorities.

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations, federal funds lines of credit with the Federal Reserve and other banks, and advances from the FHLB. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management monitors projected liquidity needs and determines the desirable funding level based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds. Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company or the Bank. Management is unaware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Bank's internal sources of such liquidity are deposits, loan and investment repayments, and securities available for sale. The Bank's primary external sources of liquidity are federal funds lines of credit with the Federal Reserve Bank of Richmond and other banks and advances from the FHLB.

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $71.9 million at June 30, 2017 compared with $67.8 million at December 31, 2016. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $14.6 million was unpledged and readily salable at June 30, 2017. Furthermore, the Bank has an available line of credit with the FHLB with a borrowing limit of approximately $115.3 million at June 30, 2017 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $62.6 million. At June 30, 2017, $7.9 million of the FHLB line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2017 and December 31, 2016. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$62,635	$-	$62,635	$62,936	$-	$62,936
Federal Home Loan Bank advances	115,349	7,898	107,451	115,394	12,936	102,458
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			44,310			39,538
Securities, available for sale and unpledged at fair value			14,588			4,934
Total short-term funding sources			$228,984			$209,866

Uses:
Unfunded loan commitments and lending lines of credit			$72,452			$52,380
Letters of credit			3,469			3,983
Total potential short-term funding uses			$75,921			$56,363

Ratio of short-term funding sources to potential short-term funding uses			301.6%			372.3%

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2017, the Company's Board of Directors authorized the Company to repurchase up to 112,618 shares (3% of common stock outstanding on January 1, 2017) beginning January 1, 2017 and continuing until the next Board reset.  During the six month period ended June 30, 2017, 382 shares of common stock were repurchased at an average price of $17.55 per share. No shares were repurchased during the second quarter of 2017. Under the share repurchase program, the Company has the remaining authority to repurchase up to 112,236 shares of the Company's common stock as of June 30, 2017.

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

101.00
The following materials from the Company's Form 10-Q Report for the quarterly period ended June 30, 2017, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated:  August 11, 2017

/s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:  August 11, 2017