Form 10-Q
period 2017-09-30
FAUQUIER BANKSHARES, INC.
filed 2017-11-13
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

The registrant had 3,762,677 shares of common stock outstanding as of November 6, 2017.

FAUQUIER BANKSHARES, INC.
INDEX

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
	September 30,	December 31,
	2017	2016
(In thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$4,773	$5,509
Interest-bearing deposits in other banks	27,106	62,327
Federal funds sold	10	10
Securities available for sale, at fair value	67,136	49,973
Restricted investments	1,546	1,782
Mortgage loans held for sale	440	-
Loans	489,754	463,133
Allowance for loan losses	(4,428)	(4,525)
Net loans	485,326	458,608
Bank premises and equipment, net	18,688	19,299
Accrued interest receivable	1,873	1,550
Other real estate owned, net of allowance	1,356	1,356
Bank-owned life insurance	13,143	12,873
Other assets	10,320	11,158
Total assets	$631,717	$624,445

Liabilities
Deposits:
Noninterest-bearing	$115,682	$110,121
Interest-bearing:
Checking	232,323	238,698
Savings and money market accounts	138,026	131,008
Time deposits	70,178	66,330
Total interest-bearing	440,527	436,036
Total deposits	556,209	546,157

Federal Home Loan Bank advances	7,880	12,936
Junior subordinated debt	4,124	4,124
Other liabilities	6,319	6,777
Total liabilities	574,532	569,994

Shareholders' Equity
Common stock, par value, $3.13; authorized 8,000,000 shares; issued and outstanding: 2017: 3,762,677 shares including 18,062 non-vested shares; 2016: 3,753,919 shares including 18,045 non-vested shares	11,720	11,693
Retained earnings	45,287	43,495
Accumulated other comprehensive income (loss), net	178	(737)
Total shareholders' equity	57,185	54,451
Total liabilities and shareholders' equity	$631,717	$624,445

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2017 and 2016

(In thousands, except per share data)	2017	2016
Interest Income
Interest and fees on loans	$5,455	$5,020
Interest and dividends on securities available for sale:
Taxable interest income	308	225
Interest income exempt from federal income taxes	95	53
Dividends	21	30
Interest on deposits in other banks	122	95
Total interest income	6,001	5,423

Interest Expense
Interest on deposits	413	326
Interest on Federal Home Loan Bank advances	52	81
Junior subordinated debt	50	51
Total interest expense	515	458

Net interest income	5,486	4,965

Provision for loan losses	110	425

Net interest income after provision for loan losses	5,376	4,540

Noninterest Income
Trust and estate	379	352
Brokerage fees	38	30
Service charges on deposit accounts	467	533
Other service charges, commissions and other income	406	376
Total noninterest income	1,290	1,291

Noninterest Expenses
Salaries and benefits	2,683	2,622
Occupancy	568	560
Furniture and equipment	252	274
Marketing	142	119
Legal, audit and consulting	263	299
Data processing	298	301
Federal Deposit Insurance Corporation	84	129
Other real estate owned, net	-	5
Other operating expenses	708	708
Total noninterest expenses	4,998	5,017

Income before income taxes	1,668	814

Income tax expense	387	116

Net Income	$1,281	$698

Earnings per Share, basic	$0.34	$0.19

Earnings per Share, assuming dilution	$0.34	$0.19

Dividends per Share	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2017 and 2016
(In thousands, except per share data)	2017	2016
Interest Income
Interest and fees on loans	$15,534	$14,813
Interest and dividends on securities available for sale:
Taxable interest income	855	721
Interest income exempt from federal income taxes	248	158
Dividends	72	78
Interest on deposits in other banks	420	235
Total interest income	17,129	16,005

Interest Expense
Interest on deposits	1,146	961
Interest on Federal Home Loan Bank advances	198	243
Junior subordinated debt	149	150
Total interest expense	1,493	1,354

Net interest income	15,636	14,651

Provision for (recovery of) loan losses	395	(508)

Net interest income after provision for (recovery of) loan losses	15,241	15,159

Noninterest Income
Trust and estate	1,151	1,052
Brokerage fees	129	141
Service charges on deposit accounts	1,452	1,583
Other service charges, commissions and other income	1,363	1,238
Total noninterest income	4,095	4,014

Noninterest Expenses
Salaries and benefits	8,271	7,879
Occupancy	1,750	1,752
Furniture and equipment	898	973
Marketing	378	408
Legal, audit and consulting	809	898
Data processing	942	928
Federal Deposit Insurance Corporation	225	424
Other real estate owned, net	8	16
Other operating expenses	2,282	2,290
Total noninterest expenses	15,563	15,568

Income before income taxes	3,773	3,605

Income tax expense	734	739

Net Income	$3,039	$2,866

Earnings per Share, basic	$0.81	$0.76

Earnings per Share, assuming dilution	$0.81	$0.76

Dividends per Share	$0.36	$0.36

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended September 30, 2017 and 2016

(In thousands)	2017	2016
Net Income	$1,281	$698
Other comprehensive income, net of tax:
Interest rate swap, net of tax effect of $(2) in 2017 and $(8) in 2016	4	15
Change in fair value of securities available for sale, net of tax effect of $(54) in 2017 and $(32) in 2016	104	63
Total other comprehensive income, net of tax effect of $(56) in 2017 and $(40) in 2016	108	78
Comprehensive Income	$1,389	$776

For the Nine Months Ended September 30, 2017 and 2016

(In thousands)	2017	2016
Net Income	$3,039	$2,866
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax effect of $2 in 2017 and $45 in 2016	(4)	(87)
Change in fair value of securities available for sale, net of tax effect of $(476) in 2017 and $(20) in 2016	919	39
Total other comprehensive income (loss), net of tax effect of $(474) in 2017 and $25 in 2016	915	(48)
Comprehensive Income	$3,954	$2,818

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2017 and 2016

(In thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$11,616	$41,477	$(460)	$52,633
Net income		2,866		2,866
Other comprehensive loss, net of tax effect of $25			(48)	(48)
Cash dividends ($0.36 per share)		(1,352)		(1,352)
Amortization of unearned compensation, restricted stock awards		146		146
Issuance of common stock - non-vested shares (23,704 shares)	74	(74)		-
Issuance of common stock - vested shares (4,536 shares)	14	54		68
Repurchase of common stock (3,661 shares)	(11)	(44)		(55)
Balance, September 30, 2016	$11,693	$43,073	$(508)	$54,258

Balance, December 31, 2016	$11,693	$43,495	$(737)	$54,451
Net income		3,039		3,039
Other comprehensive income, net of tax effect of $(474)			915	915
Cash dividends ($0.36 per share)		(1,356)		(1,356)
Amortization of unearned compensation, restricted stock awards		53		53
Issuance of common stock - non-vested shares (3,984 shares)	12	(12)		-
Issuance of common stock - vested shares (5,139 shares)	16	74		90
Repurchase of common stock (382 shares)	(1)	(6)		(7)
Balance, September 30, 2017	$11,720	$45,287	$178	$57,185

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2017 and 2016

(In thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$3,039	$2,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,018	1,088
Provision for (recovery of) loan losses	395	(508)
(Gain) loss on interest rate swaps	(8)	10
Amortization of security premiums, net	118	61
Amortization of unearned compensation, net of forfeiture	90	171
Issuance of vested restricted stock	90	68
Bank-owned life insurance income	(270)	(271)
Origination of mortgage loans held for sale	(440)	-
Changes in assets and liabilities:
(Increase) decrease in other assets	(13)	925
Decrease in other liabilities	(443)	(561)
Net cash provided by operating activities	3,576	3,849

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	10,905	12,106
Purchase of securities available for sale	(26,792)	(3,062)
Purchase of premises and equipment	(407)	(289)
(Issuance) redemptions of restricted securities, net	236	(496)
Loan originations, net	(27,108)	(9,503)
Net cash used in investing activities	(43,166)	(1,244)

Cash Flows from Financing Activities
Increase in demand deposits, NOW accounts and savings accounts	6,204	17,612
Increase in time deposits	3,848	3,496
Decrease in FHLB advances	(5,056)	(53)
Cash dividends paid on common stock	(1,356)	(1,352)
Repurchase of common stock	(7)	(55)
Net cash provided by financing activities	3,633	19,648

Increase (decrease) in cash and cash equivalents	(35,957)	22,253

Cash and Cash Equivalents
Beginning	67,846	53,215

Ending	$31,889	$75,468

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,482	$1,353

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale, net of tax effect	$919	$39
Unrealized loss on interest rate swap, net of taxes	$(4)	$(87)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. ("the Company") and its wholly-owned subsidiary, The Fauquier Bank ("the Bank"), and the Bank's wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year or any other interim period.

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation. No reclassifications were significant and there was no effect on net income.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. To date, the Company has not completed its comprehensive analysis of those leases and is unable to quantify the impact at this time. The Company believes that the majority of its leases will maintain their current lease classification under the new standard. As a result, the Company does not expect the new standard to have a material effect on its expense recognition pattern or, in turn, its consolidated financial statements.

During June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company's management is addressing compliance requirements, data gathering and archiving resources, and analyzing the potential impact of this standard.

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

During May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017-09 will have on its consolidated financial statements.

During August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

Note 2.  Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	September 30, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$48,475	$281	$(223)	$48,533
Obligations of states and political subdivisions	14,241	325	(6)	14,560
Corporate bonds	3,798	100	(238)	3,660
Mutual funds	384	-	(1)	383
	$66,898	$706	$(468)	$67,136

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$40,781	$182	$(459)	$40,504
Obligations of states and political subdivisions	6,228	100	(18)	6,310
Corporate bonds	3,743	-	(958)	2,785
Mutual funds	378	-	(4)	374
	$51,130	$282	$(1,439)	$49,973

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2017
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,400	$1,403
Due after one year through five years	5,766	5,765
Due after five years through ten years	19,605	19,775
Due after ten years	39,743	39,810
Mutual funds	384	383
	$66,898	$67,136

There were no impairment losses on securities during the nine months ended September 30, 2017 and 2016.

During the nine months ended September 30, 2017, no securities were sold and 11 securities totaling $3.8 million were called. Over the same period, 30 securities totaling $26.8 million were purchased. During the nine months ended September 30, 2016, no securities were sold, four securities totaling $4.5 million were called and two securities totaling $3.1 million were purchased.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government corporations and agencies	$16,894	$(176)	$1,316	$(47)	$18,210	$(223)
Obligations of states and political subdivisions	1,227	(6)	-	-	1,227	(6)
Corporate bonds	-	-	1,450	(238)	1,450	(238)
Mutual funds	383	(1)	-	-	383	(1)
Total temporary impaired securities	$18,504	$(183)	$2,766	$(285)	$21,270	$(468)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government corporations and agencies	$18,942	$(400)	$1,507	$(59)	$20,449	$(459)
Obligations of states and political subdivisions	293	(18)	-	-	293	(18)
Corporate bonds	503	(136)	2,283	(822)	2,786	(958)
Mutual funds	374	(4)	-	-	374	(4)
Total temporary impaired securities	$20,112	$(558)	$3,790	$(881)	$23,902	$(1,439)

At September 30, 2017 there were 23 securities that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.

The nature of securities which were temporarily impaired at September 30, 2017 consisted of three corporate bonds with a cost basis net of other-than-temporary impairment ("OTTI") totaling $3.8 million and a temporary loss of approximately $238,000. The value of these corporate bonds is based on quoted market prices for similar assets. They are the "Class B" or subordinated "mezzanine" tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 56 different financial institutions per bond. They have an estimated maturity of 17 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all the bonds. The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate ("LIBOR"). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow portion of the OTTI test under authoritative accounting guidance as of September 30, 2017. The bonds, totaling $3,660.0 million at fair value, are projected to repay the full outstanding interest and principal and are now classified as performing corporate bond investments. During the nine months ended September 30, 2017, $103,000 of interest income was recorded.

Additional information regarding each of the pooled trust preferred securities as of September 30, 2017 follows:

(Dollars in thousands)
Cost, net of OTTI Loss	Fair Value (1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive (Income) Loss, net of tax benefit
$1,687	$1,450	81.0%	2.9%	16.1%	$270	$157
654	675	87.0%	4.0%	9.0%	543	(51)
1,457	1,535	89.0%	4.3%	6.7%	346	(14)
$3,798	$3,660				$1,159	$92

(1)	Current Moody's Ratings range from Ba2 to B2.

The following roll forward reflects the amount related to credit losses recognized in earnings :

(In thousands)
Beginning balance as of December 31, 2016	$1,215
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security	(56)
Ending balance as of September 30, 2017	$1,159

The carrying value of securities pledged to secure deposits and for other purposes amounted to $44.2 million and $41.9 million at September 30, 2017 and December 31, 2016, respectively.

Note 3.  Loans and Allowance for Loan Losses

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	As of and for the Nine Months Ended September 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(15)	(476)	-	(97)	(20)	(51)	-	-	(659)
Recoveries	154	4	-	2	-	4	3	-	167
Provision (recovery)	(270)	400	165	152	11	100	72	(235)	395
Ending balance at 9/30/2017	$430	$1,497	$826	$78	$67	$996	$382	$152	$4,428

Ending balances individually evaluated for impairment	$84	$-	$294	$-	$-	$-	$55	$-	$433

Ending balances collectively evaluated for impairment	$346	$1,497	$532	$78	$67	$996	$327	$152	$3,995

Loans Receivable
Individually evaluated for impairment	$131	$2,722	$2,691	$-	$-	$586	$662		$6,792
Collectively evaluated for impairment	26,701	172,715	45,161	4,319	11,550	180,423	42,093		482,962
Ending balance at 9/30/2017	$26,832	$175,437	$47,852	$4,319	$11,550	$181,009	$42,755		$489,754

	As of and for the Nine Months Ended September 30, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Charge-offs	(184)	(380)	-	(35)	(31)	(36)	-	-	(666)
Recoveries	1,386	-	-	9	-	-	3	-	1,398
Provision (recovery)	(1,140)	727	-	34	(7)	118	(31)	(209)	(508)
Ending balance at 9/30/2016	$588	$1,509	$924	$21	$79	$968	$328	$-	$4,417

	As of and for the Year Ended December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance at 12/31/2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Charge-offs	(226)	(380)	-	(46)	(36)	(36)	-	-	(724)
Recoveries	1,527	24	-	10	-	-	3	-	1,564
Provision (recovery)	(1,266)	763	(263)	44	(5)	93	(52)	178	(508)
Ending balance at 12/31/2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525

Ending balances individually evaluated for impairment	$100	$398	$309	$-	$-	$73	$-	$-	$880

Ending balances collectively evaluated for impairment	$461	$1,171	$352	$21	$76	$870	$307	$387	$3,645

Loans Receivable
Individually evaluated for impairment	$227	$3,273	$3,504	$-	$-	$1,410	$70		$8,484
Collectively evaluated for impairment	25,508	161,998	46,273	3,100	13,006	160,973	43,791		454,649
Ending balance at 12/31/2016	$25,735	$165,271	$49,777	$3,100	$13,006	$162,383	$43,861		$463,133

The Company's allowance for loan losses at September 30, 2017 has three basic components: the specific allowance, the general allowance, and the unallocated components. The specific allowance component is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. Generally, smaller balance loans and residential mortgage loans are not evaluated for impairment unless they are part of a larger relationship being evaluated, or foreclosure on the property is eminent and a loss is anticipated. The general allowance component is used for estimating the loss on pools of smaller-balance, homogeneous loans; including 1-4 family mortgage loans, installment loans and other consumer loans. Also, the general allowance component is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Credit Quality Indicators

	As of September 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$24,327	$165,870	$36,952	$4,316	$11,550	$173,547	$38,465	$455,027
Special mention	1,015	4,573	5,750	3	-	849	812	13,002
Substandard	1,490	4,994	5,150	-	-	6,613	3,478	21,725
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$26,832	$175,437	$47,852	$4,319	$11,550	$181,009	$42,755	$489,754

	As of December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Line of Credit	Total
Grade:
Pass	$20,956	$153,486	$39,342	$3,097	$13,006	$152,730	$40,253	$422,870
Special mention	3,007	4,691	6,525	3	-	1,890	890	17,006
Substandard	1,772	7,094	3,910	-	-	7,763	2,718	23,257
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$25,735	$165,271	$49,777	$3,100	$13,006	$162,383	$43,861	$463,133

Age Analysis of Past Due Loans Receivable

	As of September 30, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Past Due 90 Days and Accruing	Nonaccruals
Commercial and industrial	$126	$16	$197	$339	$26,493	$26,832	$197	$131
Commercial real estate	749	322	367	1,438	173,999	175,437	367	-
Construction and land	90	16	78	184	47,668	47,852	-	1,525
Consumer	1	-	1	2	4,317	4,319	1	-
Student	476	324	2,129	2,929	8,621	11,550	2,129	-
Residential real estate	397	352	-	749	180,260	181,009	-	183
Home equity line of credit	543	180	592	1,315	41,440	42,755	-	592
Total	$2,382	$1,210	$3,364	$6,956	$482,798	$489,754	$2,694	$2,431

	As of December 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Past Due 90 Days and Accruing	Nonaccruals
Commercial and industrial	$128	$58	$-	$186	$25,549	$25,735	$-	$187
Commercial real estate	-	496	321	817	164,454	165,271	321	496
Construction and land	237	-	-	237	49,540	49,777	-	1,497
Consumer	70	3	-	73	3,027	3,100	-	-
Student	1,163	490	2,538	4,191	8,815	13,006	2,538	-
Residential real estate	302	-	1,343	1,645	160,738	162,383	-	1,343
Home equity line of credit	249	418	-	667	43,194	43,861	-	-
Total	$2,149	$1,465	$4,202	$7,816	$455,317	$463,133	$2,859	$3,523

The Company began purchasing rehabilitated student loans under the Federal Rehabilitated Student Loan Program during the quarter ended December 31, 2012. The repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. At September 30, 2017, $2.1 million of the student loans were 90 days or more past due and still accruing.

Impaired Loans Receivable

	September 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Commercial real estate	2,722	2,722	-	2,750	103
Construction and land	2,167	2,216	-	2,249	44
Student	-	-	-	-	-
Residential real estate	586	589	-	593	18
Home equity line of credit	70	70	-	70	2
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$131	$160	$84	$138	$-
Commercial real estate	-	-	-	-	-
Construction and land	524	550	294	533	-
Student	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity line of credit	592	593	55	596	5
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$131	$160	$84	$138	$-
Commercial real estate	2,722	2,722	-	2,750	103
Construction and land	2,691	2,766	294	2,782	44
Student	-	-	-	-	-
Residential real estate	586	589	-	593	18
Home equity line of credit	662	663	55	666	7
Consumer	-	-	-	-	-
Total	$6,792	$6,900	$433	$6,929	$172

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$41	$84	$-	$72	$5
Commercial real estate	2,777	2,777	-	2,837	142
Construction and land	709	709	-	716	35
Student	-	-	-	-	-
Residential real estate	410	410	-	415	17
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$186	$207	$100	$201	$3
Commercial real estate	496	496	398	500	24
Construction and land	2,795	2,825	309	2,793	61
Student	-	-	-	-	-
Residential real estate	1,000	1,000	73	1,006	27
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$227	$291	$100	$273	$8
Commercial real estate	3,273	3,273	398	3,337	166
Construction and land	3,504	3,534	309	3,509	96
Student	-	-	-	-	-
Residential real estate	1,410	1,410	73	1,421	44
Home equity line of credit	70	70	-	70	3
Consumer	-	-	-	-	-
Total	$8,484	$8,578	$880	$8,610	$317

U.S. GAAP requires that the impairment of loans that have been separately identified for evaluation be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral.

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

At September 30, 2017, there were $3.9 million of commercial loans, including commercial real estate, classified as substandard which were deemed not to be impaired because the Bank believes all principal and interest are likely to be collected according to the original loan agreements and are substandard based on their industry or changes in their cash flow. The recorded investment in impaired loans totaled $6.8 million at September 30, 2017 and $8.5 million at December 31, 2016. Approximately $6.7 million of loans classified as impaired at September 30, 2017 were collateralized by commercial buildings, residential real estate, or land.

No additional funds are committed to be advanced in connection with impaired loans.

No loans were modified as troubled debt restructurings ("TDRs") during the three and nine months ended September 30, 2017 and 2016. There were no defaults on TDRs occurring within 12 months of modification during the three and nine months ended September 30, 2017 and 2016.

At September 30, 2017, there were 10 loans in the portfolio, totaling $5.9 million, that have been identified as TDRs. At September 30, 2017, six of the TDR loans were current and performing in accordance with the modified terms. Three of the TDRs, totaling $1.4 million, to a single borrower, were in nonaccrual status due to prior irregular payments, but were paying in accordance with a bankruptcy plan. An additional loan of $84,000 was in nonaccrual status due to continued irregular payments. Specific reserves within the allowance for loan loss methodology on TDRs have been established as appropriate.

At September 30, 2017, the Company had two foreclosed residential real estate properties in its possession or in the process of foreclosure with a recorded investment of $670,000.

Note 4.  Junior Subordinated Debt

On September 21, 2006, the Company's wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust's Floating Rate Capital Securities in a pooled capital securities offering ("Trust II"). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly. Total capital securities at September 30, 2017 and December 31, 2016 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 5.  Derivative Instruments and Hedging Activities

U.S. GAAP requires that all derivatives be recognized in the Consolidated Financial Statements at their fair values. On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities, as a cash flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income. For a derivative treated as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings in interest income. The Company uses interest rate swaps to reduce interest rate risk and to manage net interest income.

The Company formally assesses, both at the hedges' inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value, recognizing changes in fair value in current period income in the consolidated statement of income.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures, and pays interest expense monthly at the fixed rate of 4.91%. The interest expense on the interest rate swap was $20,000 and $26,000 for the three months ended September 30, 2017 and 2016, respectively, and $63,000 and $79,000 for the nine months ended September 30, 2017 and 2016, respectively. In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Floating Rate Junior Subordinated Deferrable Interest Debentures to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap in the three or nine months ended September 30, 2017, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR, plus a spread repricing on the same date as the loans, and pays interest at fixed rates. The interest expense on the interest rate swaps was $9,000 and $21,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the interest expense was $38,000 and $70,000, respectively. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $1.2 million at September 30, 2017.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements as of September 30, 2017 and December 31, 2016 are as follows:

(In thousands)	September 30, 2017
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Dates From	Expiration Dates To
Interest rate swap - cash flow	$4,000	$(165)	Other Liabilities		9/15/2020
Interest rate forward swap - cash flow	4,000	182	Other Assets		6/15/2031
Interest rate swaps - fair value	5,733	13	Other Assets	9/26/2022	4/9/2025

	Nine Months Ended September 30, 2017
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(4)	Not applicable	$-

(In thousands)	Nine Months Ended September 30, 2017
Derivatives in fair value hedging relationships	Income Statement Classification	Gain on Swaps
Interest rate swaps	Interest income	$8

(In thousands)	December 31, 2016
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(214)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	238	Other Assets	6/15/2031
Interest rate swap - fair value	1,251	12	Other Assets	4/9/2025
Interest rate swap - fair value	4,598	(2)	Other Liabilities	2/12/2022

	December 31, 2016
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$207	Not applicable	$-

(In thousands)	December 31, 2016
Derivatives in fair value hedging relationships	Income Statement Classification	Loss on Swaps
Interest rate swaps	Interest Income	$(12)

Note 6.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock for the periods indicated.

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,765,359	$0.34	3,754,304	$0.19
Effect of dilutive securities, non-vested performance stock rights	8,454		10,340
Diluted earnings per share	3,773,813	$0.34	3,764,644	$0.19

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,765,368	$0.81	3,753,777	$0.76
Effect of dilutive securities, non-vested performance stock rights	8,320		10,461
Diluted earnings per share	3,773,688	$0.81	3,764,238	$0.76

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

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company's common stock. The effective date of the Plan is March 19, 2009, the date the Company's Board approved the Plan, and it has a termination date of December 31, 2019. The Company's Board may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company's common stock. The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met. The Company did not grant stock options during the three and nine months ended September 30, 2017 and there were no options outstanding at September 30, 2017.

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

The Company has granted 10,525 and 14,240 shares of non-vested restricted stock to certain officers and 5,139 and 4,536 shares of vested restricted stock to non-employee directors during the nine months ended September 30, 2017 and 2016, respectively. Compensation expense for the non-vested shares was $(12,000) and $63,000, net of forfeitures, for the three months ended September 30, 2017 and 2016, respectively, and $53,000 and $146,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $166,000 of total unrecognized compensation expense related to these non-vested shares, which will be recorded in conjunction with the vesting periods over the remaining 27 months. There was no compensation expense for the non-employee director vested shares recognized during the three months ended September 30, 2017 and 2016, and for the nine months ended September 30, 2017 and 2016, $90,000 and $68,000 of compensation expense was recognized for non-employee director shares, respectively.

A summary of the status of the Company's non-vested restricted shares granted under the Plan is presented below:

	Nine Months Ended September 30, 2017
	Shares	Weighted Average Fair Value

Non-vested at January 1, 2017	18,045	$15.04

Granted	15,664	17.50
Vested	(9,123)	16.74
Forfeited	(6,524)	16.24
Non-vested at September 30, 2017	18,062	$15.88

The Company granted 10,525 and 13,949 shares of performance-based stock rights with respect to certain officers during the nine months ended September 30, 2017 and 2016, respectively. The performance-based stock rights are accounted for using the fair market value of the Company's common stock on the date awarded, and adjusted as the market value of the stock changes. The performance-based stock rights are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded. Until vesting, the shares are not issued and not included in shares outstanding. The awards are subject to the Company reaching a predetermined three-year performance average on the return on average equity ratio, compared to a predetermined peer group of banks. Compensation expense for performance-based stock rights totaled $(7,000) and $11,000 for the three months ended September 30, 2017 and 2016, respectively, and $37,000 and $25,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $77,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan.

A summary of the status of the Company's non-vested performance-based stock rights is presented below:

	Nine Months Ended September 30, 2017
	Performance-Based Stock Rights (Shares)	Weighted Average Fair Value

Non-vested at January 1, 2017	18,045	$15.72

Granted	10,525	17.50
Vested	-
Forfeited	(10,508)	16.05
Non-vested at September 30, 2017	18,062	$16.58

Note 8.  Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 ("Code") Section 401(k) covering all employees who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The plan was amended for 2017, and under the amended plan, the Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred and an additional safe harbor contribution equal to 3% of compensation to all eligible participants. Prior to the amendment, the Company made an annual matching contribution equal to 100% on the first 1% of compensation deferred and 50% on the next 5% of compensation deferred, and an additional safe harbor contribution equal to 6% of compensation to all eligible participants. The Company's 401(k) plan expenses for the three months ended September 30, 2017 and 2016 were $167,000 and $186,000, respectively, and $521,000 and $557,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company has a nonqualified deferred compensation plan for a former key employee's retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. There was $7,000 of deferred compensation expense for the three and nine months ended September 30, 2017.  There was no deferred compensation expense for the three months ended September 30, 2016 and $16,000 for the nine months ended September 30, 2016.

Concurrent with the establishment of the deferred compensation plan for the former employee, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the plan. Income on these life insurance policies amounted to $7,000 and $6,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, income on these life insurance policies amounted to $21,000 and 20,000, respectively. The Company has recorded $1.3 million in cash surrender value of these policies at September 30, 2017 and December 31, 2016, which is included in bank-owned life insurance of the Consolidated Balance Sheets.

Note 9.  Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants.

U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The three levels of the fair value hierarchy are as follows:

Level 1:	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2:
Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3:	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity, then the security would fall to the lowest level of the hierarchy (Level 3). The Company's investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities. The vendor's primary source for security valuation is Interactive Data Corporation ("IDC"), which evaluates securities based on market data.  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by levels within the valuation hierarchy:

	Fair Value Measurements Using
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at September 30, 2017:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$48,533	$-	$48,533	$-
Obligations of states and political subdivisions	14,560	-	14,560	-
Corporate bonds	3,660	-	3,660	-
Mutual funds	383	383	-	-
Total available for sale securities	67,136	383	66,753	-

Interest rate swaps	195	-	195	-
Total assets at fair value	$67,331	$383	$66,948	$-

Liabilities at September 30, 2017:
Interest rate swaps	$165	$-	$165	$-
Total liabilities at fair value	$165	$-	$165	$-

Assets at December 31, 2016:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$40,504	$-	$40,504	$-
Obligations of states and political subdivisions	6,310	-	6,310	-
Corporate bonds	2,785	-	-	2,785
Mutual funds	374	374	-	-
Total available for sale securities	49,973	374	46,814	2,785

Interest rate swaps	250	-	250	-
Total assets at fair value	$50,223	$374	$47,064	$2,785

Liabilities at December 31, 2016:
Interest rate swaps	$216	$-	$216	$-
Total liabilities at fair value	$216	$-	$216	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
(In thousands)	Balance as of January 1, 2017	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfers In (Out) of Level 3	Balance as of September 30, 2017
Securities available for sale:
Corporate bonds	$2,785	$55	$820	$-	$(3,660)	$-
Total assets	$2,785	$55	$820	$-	$(3,660)	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Mortgage Loans Held for Sale:  Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during the three and nine months ended September 30, 2017. Gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of income.

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with an impaired loan can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the cash flow. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At September 30, 2017, the Company's Level 3 loans for which a reserve has been established, consisted of two loans totaling $131,000 secured by business assets and inventory with a reserve of $84,000, and one loan totaling $313,000 secured by real estate with a reserve of $274,000.

Other Real Estate Owned ("OREO"): OREO is measured at fair value less estimated costs to sell.  Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral. The Company considers the OREO as nonrecurring Level 3. Total valuation of OREO property was $1.4 million at September 30, 2017 and December 31, 2016.

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016.

	September 30, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$440	$-	$440	$-
Impaired loans, net	814	-	728	86
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2016
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$3,597	$-	$3,509	$88
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 Fair Value Measurements at September 30, 2017 and December 31, 2016.

	September 30, 2017
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Impaired loans, net	86	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	81%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$5,102

	December 31, 2016
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average Discount
Corporate bonds available for sale	$2,785	Market values	Discounted cash flows	0%
Impaired loans, net	88	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	81%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$4,229

The estimated fair values and related carrying amounts of the Company's financial instruments are as follows:

	September 30, 2017
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$31,889	$31,638	$-	$-	$31,638
Securities available for sale	67,136	383	66,753	-	67,136
Restricted investments	1,546	-	1,546	-	1,546
Mortgage loans held for sale	440	-	440	-	440
Net loans	485,326	-	484,211	86	484,297
Accrued interest receivable	1,873	-	1,873	-	1,873
Interest rate swaps	195	-	195	-	195
Bank-owned life insurance	13,143	-	13,143	-	13,143
Total financial assets	$601,548	$32,021	$568,161	$86	$600,268

Liabilities
Deposits	$556,209	$-	$555,800	$-	$555,800
Borrowings	7,880	-	7,851	-	7,851
Junior subordinated debt	4,124	-	4,157	-	4,157
Accrued interest payable	123	-	123	-	123
Interest rate swaps	165	-	165	-	165
Total financial liabilities	$568,501	$-	$568,096	$-	$568,096

	December 31, 2016
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$67,846	$67,581	$-	$-	$67,581
Securities available for sale	49,973	374	46,814	2,785	49,973
Restricted investments	1,782	-	1,782	-	1,782
Net loans	458,608	-	455,514	88	455,602
Accrued interest receivable	1,550	-	1,550	-	1,550
Interest rate swaps	250	-	250	-	250
Bank-owned life insurance	12,873	-	12,873	-	12,873
Total financial assets	$592,882	$67,955	$518,783	$2,873	$589,611

Liabilities
Deposits	$546,157	$-	$545,669	$-	$545,669
Borrowings	12,936	-	12,922	-	12,922
Junior subordinated debt	4,124	-	4,144	-	4,144
Accrued interest payable	112	-	112	-	112
Interest rate swaps	216	-	216	-	216
Total financial liabilities	$563,545	$-	$563,063	$-	$563,063

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. U.S. GAAP excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Mortgage loans held for sale:  Fair value for loans held for sale is based on the price secondary markets are currently offering for similar loans.

Loans Receivable:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., 1-4 family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (i.e., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair value for impaired loans is described above.

 Accrued Interest:  The carrying amounts of accrued interest approximate fair value.

Bank-owned life insurance:  The carrying amount of life insurance contracts is assumed to be a reasonably appropriate fair value. Life insurance contracts are carried on the balance sheet at their redemption value. This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of standby letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2017 and December 31, 2016, the fair values of loan commitments and standby letters of credit were deemed immaterial.

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

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2017 and 2016 were:

(In thousands)	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2016	$17	$(765)	$11	$(737)
Net current-period other comprehensive income (loss)	(4)	919	-	915
Balance September 30, 2017	$13	$154	$11	$178

Balance December 31, 2015	$(190)	$(229)	$(41)	$(460)
Net current-period other comprehensive income (loss)	(87)	39	-	(48)
Balance September 30, 2016	$(277)	$(190)	$(41)	$(508)

Note 11.  Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through six limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2033. The Company accounts for the affordable housing investments using the equity method and has recorded $3.8 million in other assets at September 30, 2017. The Company has also recorded $1.0 million in other liabilities related to unfunded capital calls through 2019. The related federal tax credits, included in income tax expense in the Consolidated Statements of Income, for the three months ended September 30, 2017 and 2016 were $112,000 and $61,000, respectively, and for the nine months ended September 30, 2017 and 2016 were $353,000 and $302,000, respectively. There were $62,000 and $70,000 in flow-through losses recognized during the three months ended September 30, 2017 and 2016, respectively, and $149,000 and $197,000 for the nine month periods ended September 30, 2017 and 2016, respectively, which are reflected in the other service charges, commissions, and income on the Consolidated Statements of Income.

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

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank ("the Bank").  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank. The Company had issued and outstanding 3,762,677 shares of common stock, par value $3.13 per share, held by approximately 331 holders of record at the close of business on September 30, 2017.  The Bank has 11 full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville, and Centreville Road-Manassas. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

The Bank's general market area principally includes Fauquier County, Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The basic services offered by the Bank include: interest-bearing and non-interest bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, automated teller machine ("ATM"), debit and credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier's checks, domestic and international collections, drive-in tellers, mobile and internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as, automobile and other types of consumer financing. The Bank provides ATM cards, as a part of the MasterCard, Accel and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS"), to provide customers multi-million dollar FDIC insurance on certificates of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered trademarks of Promontory Interfinancial Network, LLC.

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

As of September 30, 2017, the Company had total consolidated assets of $631.7 million, total loans net of allowance for loan losses of $485.3 million, total consolidated deposits of $556.2 million, and total consolidated shareholders' equity of $57.2 million.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in our estimates. In addition, U.S. GAAP itself may change from one previously acceptable accounting method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact the Company's transactions could change.

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

Specifically, the Company uses both external and internal qualitative factors when determining the non-loan-specific allowances. The external factors utilized include: unemployment in the Company's defined market area of Fauquier County, Prince William County, and the City of Manassas ("market area"), as well as, state and national unemployment trends; new residential construction permits for the market area; bankruptcy statistics for the Virginia Eastern District and trends for the United States; and foreclosure statistics for the market area and the state. Quarterly, these external qualitative factors as well as, relevant anecdotal information are evaluated from data compiled from local periodicals such as The Washington Post, The Fauquier Times, and The Bull Run Observer, which cover the Company's market area. Additionally, data is gathered from the Federal Reserve Beige Book for the Richmond Federal Reserve District, Global Insight's monthly economic review, the George Mason School of Public Policy Center for Regional Analysis, and daily economic updates from various other sources. Internal Bank data utilized includes: loans past due aging statistics, nonperforming loan trends, trends in collateral values, loan concentrations, loan review status downgrade trends, and lender turnover and experience trends. Both external and internal data is analyzed on a rolling twelve quarter basis to determine risk profiles for each qualitative factor. Ratings are assigned through a defined matrix to calculate the allowance consistent with authoritative accounting literature. A narrative summary of the reserve allowance is produced quarterly and reported directly to the Company's Board of Directors. The Company's application of these qualitative factors to the allowance for loan losses has been consistent over the reporting period.

The Company employs an independent outsourced loan review function, which annually substantiates and/or adjusts internally generated risk ratings. This independent review is reported directly to the Company's Board of Directors' audit committee, and the results of this review are factored into the calculation of the allowance for loan losses.

OTHER-THAN-TEMPORARY IMPAIRMENT (OTTI) FOR SECURITIES:  Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

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

Net income of $1.28 million for the third quarter of 2017 was an 83.5% increase from the net income of $698,000 for the third quarter of 2016. Loans, net of reserve, totaling $485.3 million at September 30, 2017, increased 5.8% when compared with December 31, 2016, and increased 7.2% when compared with September 30, 2016. Deposits, totaling $556.2 million at September 30, 2017, increased 1.8% when compared with December 31, 2016, and increased 2.0% when compared with September 30, 2016.  Assets under WMS management, totaling $374.1 million in market value at September 30, 2017, increased 0.7% from December 31, 2016 and increased 0.3% from September 30, 2016.

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

The Bank's nonperforming assets totaled $3.8 million or 0.60% of total assets at September 30, 2017, as compared with $4.9 million or 0.78% of total assets at December 31, 2016, and $4.6 million or 0.73% of total assets at September 30, 2016. Nonaccrual loans totaled $2.4 million or 0.50% of total loans at September 30, 2017 compared with $3.5 million or 0.76% of total loans at December 31, 2016, and $3.2 million or 0.70% of total loans at September 30, 2016. There was a $395,000 provision for loan losses during the first nine months of 2017 compared with a recovery of loan losses of $508,000 during the first nine months of 2016.

There were net charge-offs of $492,000 during the nine months ended September 30, 2017 compared with a recovery of $732,000 for the same nine months of 2016. Total allowance for loan losses was $4.4 million or 0.90% of total loans at September 30, 2017 compared with $4.5 million or 0.98% of total loans at December 31, 2016 and $4.4 million or 0.97% of loans at September 30, 2016. The decrease in the allowance percentage was due to improvements in asset quality and adjustments to reflect management's perception of portfolio risk based on an analysis of external and internal qualitative factors of the loan portfolio.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NET INCOME
Net income of $1.28 million for the quarter ended September 30, 2017 was an increase of 83.5% from $698,000 for the same period in 2016.  Earnings per share on a fully diluted basis were $0.34 for the third quarter of 2017 compared with $0.19 for the third quarter of 2016. Profitability as measured by return on average assets and return on average equity increased from 0.44% and 5.11%, respectively, in the third quarter of 2016 to 0.80% and 8.96%, respectively, for the same period in 2017.

NET INTEREST INCOME AND EXPENSE
Net interest income increased $521,000 or 10.5% to $5.49 million for the quarter ended September 30, 2017 from $4.97 million for the quarter ended September 30, 2016. The increase in net interest income was due to the increase in interest and fees on loans, investment securities and interest on deposits in other banks, slightly offset by an increase in interest expense on deposits. The Company's net interest margin increased to 3.75% in the third quarter of 2017 from 3.45% in the third quarter of 2016.

Total interest income increased $578,000 or 10.7% to $6.00 million for the third quarter of 2017 from $5.42 million for the third quarter of 2016. This increase was primarily due to the increase in the yield on earning assets from 3.77% during the third quarter of 2016 to 4.09% during the third quarter of 2017 and an increase in average earning assets from $578.0 million to $587.6 million over the same period.

The tax-equivalent yield on loans was 4.52% for the third quarter of 2017, compared to 4.40% in the third quarter of 2016. Average loan balances increased $22.9 million or 5.0% from $456.3 million during the third quarter of 2016 to $479.2 million during the third quarter of 2017. These increases resulted in a $435,000 or 8.7% increase in interest and fee income from loans for the third quarter of 2017, compared with the same period in 2016. On a tax equivalent basis, interest and fee income on loans increased $423,000 or 8.4%.

Average investment security balances increased $17.1 million from $49.8 million in the third quarter of 2016 to $66.9 million in the third quarter of 2017. The tax-equivalent yield on investments increased from 2.70% for the third quarter of 2016 to 2.83% for the third quarter of 2017. Interest and dividend income on security investments increased $116,000, from $308,000 for the third quarter of 2016 to $424,000 for the third quarter of 2017.

Interest income on deposits in other banks increased $27,000 from third quarter 2016 to third quarter 2017, resulting from an increase in the average rate earned from 0.52% for the quarter ended September 30, 2016 to 1.17% for the quarter ended September 30, 2017.

Total interest expense increased $57,000 or 12.4% from $458,000 for the third quarter of 2016 to $515,000 for the third quarter of 2017 primarily due to increases on the average rates paid for interest-bearing deposit accounts and FHLB advances.

Interest paid on deposits increased $87,000 or 26.7% from $326,000 for the third quarter of 2016 to $413,000 for the third quarter of 2017. Average balances on time deposits increased $1.5 million or 2.2% from $67.7 million to $69.2 million, while the average rate increased from 0.89% for the third quarter of 2016 to 1.09% for the third quarter of 2017, resulting in an additional $38,000 in interest expense. Average savings account balances increased $4.2 million or 5.0% from the third quarter of 2016 to the third quarter of 2017, and the average rate increased from 0.09% for the quarter ended September 30, 2016 to 0.15% for the quarter ended September 30, 2017, resulting in an increase of $14,000 in interest expense for the third quarter of 2017. Average interest-bearing checking balances decreased $5.5 million or 2.3% from the third quarter of 2016 to the third quarter of 2017, while the average rate increased from 0.21% for the third quarter of 2016 to 0.28% for the third quarter of 2017, resulting in an increase of $35,000 in checking interest expense over the two periods.

Interest expense on FHLB advances was $52,000 and $81,000 for the three months ended September 30, 2017 and 2016, respectively. The decrease was due to a $5.0 million payoff of one borrowing during the second quarter of 2017. Interest expense on junior subordinated debt was $50,000 and $51,000 for the each of the third quarters of 2017 and 2016, respectively.

The average rate on total interest-bearing liabilities increased from 0.40% in the third quarter of 2016 to 0.45% for the third quarter of 2017.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$474,583	$5,437	4.55%	$448,511	$4,979	4.42%
Tax-exempt (1)	2,129	27	5.01%	4,567	62	5.38%
Nonaccrual (2)	2,449	-	0.00%	3,173	-	0.00%
Total Loans	479,161	5,464	4.52%	456,251	5,041	4.40%

Securities
Taxable	53,035	329	2.48%	44,229	255	2.32%
Tax-exempt (1)	13,874	144	4.16%	5,612	80	5.69%
Total securities	66,909	473	2.83%	49,841	335	2.70%

Deposits in other banks	41,505	122	1.17%	71,933	95	0.52%
Federal funds sold	10	-	1.10%	8	-	0.36%
Total earning assets	587,585	6,059	4.09%	578,033	$5,471	3.77%

Less: Allowance for loan losses	(4,413)			(4,672)
Cash and due from banks	4,856			4,598
Bank premises and equipment, net	18,878			19,895
Other real estate owned	1,356			1,467
Other assets	25,425			26,748
Total Assets	$633,687			$626,069

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$115,303			$103,971

Interest-bearing deposits
Checking accounts	230,629	$161	0.28%	236,106	$126	0.21%
Money market accounts	54,830	29	0.21%	54,800	29	0.21%
Savings accounts	88,669	34	0.15%	84,465	20	0.09%
Time deposits	69,227	189	1.09%	67,722	151	0.89%
Total interest-bearing deposits	443,355	413	0.37%	443,093	326	0.29%

Federal Home Loan Bank advances	7,888	52	2.58%	12,963	81	2.50%
Junior subordinated debt	4,124	50	4.83%	4,124	51	4.84%
Total interest-bearing liabilities	455,367	515	0.45%	460,180	458	0.40%

Other liabilities	6,266			7,602
Shareholders' equity	56,751			54,316
Total Liabilities & Shareholders' Equity	$633,687			$626,069

Net interest income (tax equivalent basis)		$5,544	3.64%		$5,013	3.37%
Less: tax equivalent adjustment		58			48
Net interest income		$5,486			$4,965

Interest expense as a percent of average earning assets			0.35%			0.32%
Net interest margin			3.75%			3.45%

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

	Three Months Ended September 30, 2017 Compared to September 30, 2016
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$458	$289	$169
Loans; tax-exempt (1)	(35)	(33)	(2)
Securities; taxable	74	51	23
Securities; tax-exempt (1)	64	117	(53)
Deposits in other banks	27	(40)	67
Total Interest Income	588	384	204

Interest Expense
Checking accounts	35	(3)	38
Savings accounts	14	1	13
Time deposits	38	3	35
Federal Home Loan Bank advances	(29)	(31)	2
Junior subordinated debt	(1)	-	(1)
Total Interest Expense	57	(30)	87
Net Interest Income	$531	$414	$117

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was a $110,000 provision for loan losses for the third quarter of 2017 compared with a $425,000 provision for the third quarter of 2016.  Provision expense in the third quarter of 2017 was primarily due to portfolio growth and changes in historical loss rates, adjustments to qualitative factors based on management's ongoing analysis of economic and environmental factors, offset by improvements in asset quality from reductions in classified and nonaccrual loans.

The amount of the provision for loan loss is based upon management's continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank's delinquent and nonperforming loans, estimated values of collateral, and the impact of economic conditions on borrowers. The loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends are also utilized in determining the allowance. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

NONINTEREST INCOME
Total noninterest income decreased by $1,000 or 0.1% when comparing the third quarter of 2017 to 2016. Noninterest income is derived primarily from recurring fee income, which consists primarily of fiduciary trust and other Wealth Management fees, brokerage fees, service charges on deposit accounts, debit card interchange income and other fee income. The change in noninterest income was primarily the result of the following:
●
Trust and estate income increased $27,000 or 7.7% compared to the third quarter of 2016 as a result of new business and higher asset value due to improved stock market performance during the third quarter of 2017.

●
Brokerage service revenues increased to $38,000 for the third quarter of 2017 compared with $30,000 for the third quarter of 2016 due to the effect of transitioning some clients from a transaction-based fee structure to a managed asset-based fee structure.

●
Service charges on deposit accounts decreased $66,000 or 12.4% to $467,000 for the third quarter of 2017 compared to one year earlier. The reason for the change is due to changes in consumer behavior in their personal funds management as a result of greater access to account information via mobile technology, along with improved personal cash flow as a result of improvements in the economy.

●
Other service charges, commissions and fees increased $30,000 or 8.0% from $376,000 in third quarter of 2016 to $406,000 in the third quarter of 2017. The increase is primarily due to increased net debit card interchange income, which totaled $302,000 and $286,000 for the third quarters of 2017 and 2016, respectively.

NONINTEREST EXPENSE
Total noninterest expense decreased $19,000 or 0.4% during the third quarter of 2017 compared with the third quarter of 2016, primarily due to the following:
●
Salaries and benefits increased $61,000 or 2.3% from third quarter 2016 to third quarter 2017. The increase was primarily due to increases in salary expense as a result of full-time equivalent employees increasing during the period, incentive compensation, and commissions.

●	Occupancy expense remained relatively unchanged, while furniture and equipment expense decreased $22,000 or 8.0%, from third quarter 2016 due to expense management initiatives.
●
Marketing expense increased $23,000 or 19.3% from the third quarter of 2016 to $142,000 for the third quarter of 2017. Management expects total marketing expenditures for all of 2017 to be similar to 2016.

●
Legal, auditing and consulting expense decreased $36,000 or 12.0% from the third quarter of 2016 to $263,000 for the third quarter of 2017 primarily due to less legal expenses in the third quarter of 2017 compared to the same period in 2016. These fees were higher in 2016 due to expenses related to loans charged-off in prior years.

●
FDIC deposit insurance premium expense decreased $45,000 from $129,000 for the third quarter of 2016 to $84,000 for the third quarter of 2017 due to recent changes to the assessment calculations, which occurred during the fourth quarter of 2016.

INCOME TAXES
Income tax expense was $387,000 for the quarter ended September 30, 2017 compared with $116,000 for the quarter ended September 30, 2016. The effective tax rate was 23.2% and 14.3% for the third quarters of 2017 and 2016, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the bank-owned life insurance policies, and community development tax credits. The Company utilized tax credits of $112,000 during the third quarter of 2017 compared with $101,000 for the same quarter in the previous year, and projects that it will utilize $120,000 in additional tax credits over the remainder of 2017.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NET INCOME
Net income of $3.04 million for the nine months ended September 30, 2017 was an increase of 6.0% from the same period of 2016. Earnings per share on a fully diluted basis were $0.81 for the nine months ended September 30, 2017 compared with $0.76 for the same period of 2016.  Profitability as measured by return on average assets and return on average equity increased from 0.63% and 7.13%, respectively, in the nine months ended September 30, 2016 to 0.65% and 7.27%, respectively, for the same period in 2017.

NET INTEREST INCOME AND EXPENSE
Net interest income increased $985,000 or 6.7% to $15.64 million for the nine months ended September 30, 2017 from $14.65 million for the same period in 2016.  The Company's net interest margin increased from 3.50% for the nine months ended September 30, 2016 to 3.62% for the same period in 2017.

Total interest income increased $1.1 million or 7.0% to $17.13 million for the nine months ended September 30, 2017 from $16.01 million for the same period of 2016.  This increase was due to a 15 basis point increase in the tax equivalent yield on average earning assets and a $18.9 million increase in average earning assets.

The tax-equivalent yield on loans was 4.49% for the nine months ended September 30, 2017, an increase from 4.40% for the same period in the prior year. Average loan balances increased $12.3 million or 2.7% to $464.1 million during the nine months ended September 30, 2017 from $451.8 million during the same period in the prior year.  The increases in yield and average balances resulted in a $721,000 or 4.9% increase in interest and fee income from loans for the nine months ended September 30, 2017 compared with the same period in 2016. On a tax equivalent basis, the increase in interest and fee income on loans was $689,000 or 4.5%.

Average investment security balances increased $8.2 million from $52.8 million for the nine months ended September 30, 2016 to $61.0 million in the same period of 2017.  The tax-equivalent yield on investments increased from 2.62% to 2.85% over the same respective time periods.  Interest and dividend income on security investments increased $218,000 or 22.8%, from $957,000 for the nine months ended September 30, 2016 to $1.2 million for the nine months ended September 30, 2017. On a tax equivalent basis, the increase was $265,000 or 25.5%.

Interest income on deposits in other banks increased $185,000 from $235,000 to $420,000 over the first nine months of 2017 compared with the same period in the prior year, due primarily to higher rates on deposits held at other banks.

Total interest expense increased $139,000 or 10.3% from $1.4 million for the nine months ended September 30, 2016 to $1.5 million for the nine months ended September 30, 2017, due primarily to the increased rates paid on interest-bearing deposit accounts, slightly offset by a reduction in interest expenses on FHLB advances.

Interest paid on deposits increased $185,000 or 19.3% from $961,000 for the nine months ended September 30, 2016 to $1.1 million for the nine months ended September 30, 2017. Average balances on time deposits increased $1.0 million or 1.6% from $65.4 million to $66.4 million, while the average rate increased from 0.87% to 1.04% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, resulting in $93,000 more interest expense. Average money market accounts decreased $535,000 or 1.0% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, while the rate was constant for both periods at 0.21%, resulting in $2,000 less interest expense. Average savings account balances increased $1.5 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, while their average rate increased from 0.10% for the  nine months ended September 30, 2016 to 0.13% for nine months ended September 30, 2017, resulting in $18,000 of additional interest expense. Average interest-bearing checking balances increased $905,000 from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, while the average rate increased from 0.22% to 0.27%, resulting in an increase of $76,000 in checking interest expense.

Interest expense on FHLB advances was $198,000 for the nine months ended September 30, 2017 compared with $243,000 for the same period in 2016 due to the payoff of a $5.0 million advance during the second quarter of 2017. Interest expense on junior subordinated debt remained relatively unchanged for both the nine months ended September 30, 2017 and 2016.

The average rate on total interest-bearing liabilities increased from 0.40% for the nine months ended September 30, 2016 to 0.44% for the nine months ended September 30, 2017.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$458,300	$15,463	4.51%	$444,448	$14,679	4.41%
Tax-exempt (1)	2,766	108	5.24%	5,033	203	5.38%
Nonaccrual (2)	3,007	-	0.00%	2,303	-	0.00%
Total Loans	464,073	15,571	4.49%	451,784	14,882	4.40%

Securities
Taxable	49,950	927	2.48%	47,174	799	2.26%
Tax-exempt (1)	11,033	376	4.55%	5,647	239	5.65%
Total securities	60,983	1,303	2.85%	52,821	1,038	2.62%

Deposits in other banks	57,973	420	0.97%	59,524	235	0.53%
Federal funds sold	10	-	0.89%	8	-	0.36%
Total earning assets	583,039	$17,294	3.97%	564,137	$16,155	3.82%

Less: Allowance for loan losses	(4,533)			(4,735)
Cash and due from banks	4,814			4,687
Bank premises and equipment, net	19,072			20,141
Other real estate owned	1,356			1,394
Other assets	25,520			26,567
Total Assets	$629,268			$612,191

Liabilities and Shareholders' Equity
Deposits
Demand deposits	$113,880			$98,815

Interest-bearing deposits
Checking accounts	231,020	$462	0.27%	230,115	$386	0.22%
Money market accounts	54,360	85	0.21%	54,895	87	0.21%
Savings accounts	86,661	84	0.13%	85,122	66	0.10%
Time deposits	66,393	515	1.04%	65,365	422	0.87%
Total interest-bearing deposits	438,434	1,146	0.35%	435,497	961	0.30%

Federal funds purchased	3	-	1.41%	2	-	0.99%
Federal Home Loan Bank advances	10,489	198	2.53%	12,980	243	2.50%
Junior subordinated debt	4,124	149	4.83%	4,124	150	4.84%
Total interest-bearing liabilities	453,050	1,493	0.44%	452,603	1,354	0.40%

Other liabilities	6,476			7,107
Shareholders' equity	55,862			53,666
Total Liabilities & Shareholders' Equity	$629,268			$612,191

Net interest income (tax equivalent basis)		$15,801	3.53%		$14,801	3.42%
Less: tax equivalent adjustment		165			150
Net interest income		$15,636			$14,651

Interest expense as a percent of average earning assets			0.34%			0.32%
Net interest margin			3.62%			3.50%

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

	Nine Months Ended September 30, 2017 Compared to September 30, 2016
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$784	$458	$326
Loans; tax-exempt (1)	(95)	(92)	(3)
Securities; taxable	128	47	81
Securities; tax-exempt (1)	137	228	(91)
Deposits in other banks	185	(6)	191
Total Interest Income	1,139	635	504

Interest Expense
Checking accounts	76	2	74
Money market accounts	(2)	(1)	(1)
Savings accounts	18	1	17
Time deposits	93	7	86
Federal Home Loan Bank advances	(45)	(47)	2
Junior subordinated debt	(1)	-	(1)
Total Interest Expense	139	(38)	177
Net Interest Income	$1,000	$673	$327

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

PROVISION FOR LOAN LOSSES
There was a $395,000 provision for loan losses for the nine months ended September 30, 2017 compared with a recovery of loan losses of $508,000 for the nine months ended September 30, 2016.  Provision expense for the first nine months of 2017 was primarily due to portfolio growth and changes in historical loss rates, adjustments to qualitative factors based on management's ongoing analysis of economic and environmental factors, partially offset by improvements in asset quality from reductions in classified and nonaccrual loans. The recovery of loan losses during the nine month ended September 30, 2016 was the result of a $1.4 million recovery received on loans charged-off in previous years.

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

NONINTEREST INCOME
Noninterest income increased by $81,000 or 2.0% from $4.01 million for the nine months ended September 30, 2016 to $4.10 million for the nine months ended September 30, 2017. The decrease was primarily due to the following:
●
Trust and estate income increased $99,000 or 9.4% from the first nine months of 2016 to the first nine months ended September 30, 2017 due to new business and higher asset value due to improved stock market performance during 2017.

●
Brokerage service revenues decreased $12,000 or 8.5% from the first nine months of 2016 to the first nine months of 2017 due in part to a decline in volume and the effect of transitioning some clients from a transaction-based fee structure to a managed asset-based fee structure.

●
Service charges on deposit accounts decreased $131,000 or 8.3% to $1.5 million for the nine months ended September 30, 2017 compared to the same period one year earlier. The reason for the change is due to changes in consumer behavior in their personal funds management because of greater access to account information via mobile technology, along with improved personal cash flow as a result of improvements in the economy.

●
Other service charges, commissions and fees increased $125,000 or 10.1% from $1.2 million during the nine months ended September 30, 2016 to $1.4 million during the nine months ended September 30, 2017, primarily due to an increase in net interchange income, which was $620,000 during the nine months ended September 30, 2017, compared with $573,000 for the same period in 2016.

NONINTEREST EXPENSE
Noninterest expense decreased $5,000 or 0.0% during the nine months ended September 30, 2017 compared with the same period in 2016.  This decrease was primarily due to the following:
●
Salaries and benefits increased $392,000 or 5.0% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The increase was primarily due to increases in salary expense as a result of full-time equivalent employees increasing during the period, incentive compensation, and commissions.

●
Furniture and equipment expense decreased $75,000 or 7.7%, for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016, primarily due to decreased repairs and fewer small equipment purchases.

●	Marketing expense decreased $30,000 or 7.4% from the nine months ended September 30, 2016 to $378,000 for the nine months ended September 30, 2017 primarily due to expense management initiatives.
●
Legal, accounting and consulting expense decreased $89,000 or 9.9% from the nine months ended September 30, 2016 to $809,000 for the nine months ended September 30, 2017 due to higher expenses in 2016 as a result of loans charged-off in prior years. There were no legal expenses of this magnitude during the first nine months of 2017.

●	Data processing expense increased $14,000 or 1.5% for the nine months ended September 30, 2017 compared with the same time period in 2016.
●
FDIC deposit insurance expense decreased $199,000 or 46.9% from $424,000 for the nine months ended September 30, 2016 to $225,000 for the nine months ended September 30, 2017 due to recent changes to the assessment calculations, which occurred during the fourth quarter of 2016.

●	OREO expense decreased $8,000 or 50.0% from $16,000 for the nine months ended September 30, 2016 to $8,000 for the nine months ended September 30, 2017.

INCOME TAXES
Income tax expense was $734,000 for the nine months ended September 30, 2017 and $739,000 for the nine months ended September 30, 2016. The effective tax rate was 19.5% and 20.5% for the first nine months of 2017 and 2016, respectively. The effective tax rate differed from the statutory federal income tax rate of 34% due to the Bank's investment in tax-exempt loans and securities, income from the bank-owned life insurance purchases, and community development tax credits. The Company utilized tax credits of $353,000 during the nine months ended September 30, 2017 compared with $201,000 for the same period in the previous year, and projects that it will utilize $120,000 in additional tax credits over the remainder of 2017.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
Total assets were $631.7 million at September 30, 2017 compared with $624.4 million at December 31, 2016, an increase of 1.2% or $7.3 million. Balance sheet categories reflecting significant changes include interest-bearing deposits in other banks, securities available for sale, net loans, deposits and FHLB advances. Each of these categories are discussed below.
●
Interest-bearing deposits in other banks were $27.1 million at September 30, 2017, a decrease of $35.2 million from December 31, 2016. The decrease in this account is primarily due to the decrease in deposits held at the Federal Reserve Bank of Richmond, which were used to fund growth in loan and securities.

●
Securities available for sale were $67.1 million at September 30, 2017, an increase of $17.2 million or 34.3% from December 31, 2016, due to an increase in purchases, specifically tax-exempt municipals and mortgage backed securities.

●
Loans, net of allowance for loan losses, were $485.3 million at September 30, 2017, reflecting an increase of $26.7 million from $458.6 million at December 31, 2016, which is in line with the Company's strategic growth objectives.

●
Total deposits increased by $10.1 million or 1.8% when compared with total deposits at December 31, 2016. Non-interest bearing deposits increased $5.6 million to $115.7 million, while interest-bearing deposits increased by $4.5 million to $440.5 million at September 30, 2017 from December 31, 2016. Included in interest-bearing deposits at both September 30, 2017 and December 31, 2016 were $15.6 million of brokered deposits. Of the $15.6 million in brokered deposits, $1.3 million represent deposits of Bank customers exchanged through the CDARS network and $9.9 million were money market deposits through the ICS network. With the CDARS program, funds are placed into certificate of deposit accounts issued by other banks in the network, in increments of less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of our customers' deposits back to the Bank and making these funds fully available for lending in our community. The ICS program operates the same as the CDARS program, but is for money market funds. The increase in the Bank's interest-bearing deposits during the first nine months of 2017 was the result of many factors including, but not limited to, the economy, local competition, retail customer preferences, changes in seasonal cash flows by both commercial and retail customers, changes in business cash management practices by Bank customers, the relative pricing from wholesale funding sources, the in-and-outflow of local government tax receipts, and the Bank's funding needs. The Bank projects to increase its transaction accounts and other deposits during the remainder of 2017 and beyond by offering value-added interest checking and demand deposit products, and selective rate premiums on its interest-bearing deposits.

ASSET QUALITY
Nonperforming assets primarily consist of loans that are 90 days or more past due and for which the accrual of interest has been discontinued. Management evaluates all loans that are 90 days or more past due, as well as borrowers that have suffered financial distress, to determine if they should be placed on nonaccrual status. Factors considered by management include the net realizable value of collateral, if any, and other resources of the borrower that may be available to satisfy the delinquency.

Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

The table below summarizes nonperforming assets for the periods indicated.

Non-performing Assets, Restructured Loans Still Accruing, and Loans Contractually Past Due

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans	$2,431	$3,523	$3,219
Other real estate owned, net	1,356	1,356	1,356
Total nonperforming assets	3,787	4,879	4,575
Restructured loans still accruing	4,361	5,305	5,349
Student loans past due 90 days or more and still accruing	2,129	2,538	1,893
Other loans past due 90 or more days and still accruing	565	321	-
Total nonperforming and other risk assets	$10,842	$13,043	$11,817

Allowance for loan losses to total loans	0.90%	0.98%	0.97%
Nonaccrual loans to total loans	0.50%	0.76%	0.70%
Allowance for loan losses to nonaccrual loans	182.15%	128.44%	137.22%
Total nonaccrual loans and restructured loans still accruing to total loans	1.39%	1.91%	1.87%
Allowance for loan losses to nonaccrual loans and restructured loans still accruing	65.19%	51.26%	51.55%
Total nonperforming assets to total assets	0.60%	0.78%	0.73%
Restructured loans on non-accrual status are included with non-accrual loans and not with restructured loans in the above table.

Nonperforming assets were comprised of $1.4 million of OREO and $2.4 million of nonaccrual loans at September 30, 2017. Nonaccrual loans as a percentage of total loans were 0.50% at September 30, 2017, compared with 0.76% and 0.70% at December 31, 2016 and September 30, 2016, respectfully. The decline in nonaccrual loans from December 31, 2016 to September 30, 2017 was due primarily to a payoff of a $1.0 million residential loan and a charge-off of $476,000 on a commercial real estate loan during the second quarter of 2017 that were previously on nonaccrual status at December 31, 2016.

Student loans that were past due 90 days or more and still accruing interest totaled $2.1 million at September 30, 2017, $2.5 million at December 31, 2016 and $1.9 million at September 30, 2016. These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education. Excluding student loans, loans that were 90 days past due and still accruing interest totaled $565,000 at September 30, 2017, $321,000 at December 31, 2016 and none at September 30, 2016.

There were no loans modified as TDRs during the three and nine months ended September 30, 2017 and there were no defaults on TDRs occurring within 12 months of modification during the three and nine months ended September 30, 2017. At September 30, 2017, there were 10 loans in the portfolio totaling $5.9 million that have been identified as TDR, of which:
●	six were current and performing in accordance with the modified terms;
●	three, totaling $1.4 million, were in nonaccrual status due to prior irregular payments, but were paying in accordance with a bankruptcy plan, and;
●	one loan for $84,000 was in nonaccrual status due to continued irregular payments.

Reserves on TDRs have been established as appropriate.

The allowance for loan losses to total loans has decreased to 0.90% at September 30, 2017 from 0.98% at December 31, 2016.  This decrease reflects the improvements in asset quality as shown by the reduction in total impaired loans, loans past due, classified loans and nonaccrual loans.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of risk-based capital for commercial construction and land loans and (b) 300% of risk-based capital for permanent investor commercial real estate loans. As of September 30, 2017, commercial construction and land loans were $34.3 million or 54.1% of the concentration limit. Commercial investor real estate loans, including commercial construction and land loans, were $116.1 million or 182.7% of the concentration guideline.

At September 30, 2017, no concentration of loans and loan commitments to commercial borrowers engaged in similar activities (excluding commercial real estate investments) exceeded 5% of total gross loans. The largest industry concentrations of loans and loan commitments at September 30, 2017 were approximately $17.7 million of loans to the hospitality industry, or 3.9% of total gross loans and approximately $16.8 million to the child care industry, or 3.6% of total gross loans.

CONTRACTUAL OBLIGATIONS
As of September 30, 2017, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2017, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table provides information on the regulatory capital ratios for the Bank at September 30, 2017 and December 31, 2016. Management believes that the Bank exceeds all capital adequacy requirements of Basel III, including the conservation buffer, as of September 30, 2017.

Risk Based Capital Ratios

	September 30, 2017	December 31, 2016
(Dollars in thousands)
Tier 1 Capital:
Common Equity	$60,342	$57,390

Plus: Unrealized gain (loss) on securities available for sale, net	157	(763)
Plus: Unrealized benefit obligation for supplemental retirement plans	10	10
Total Tier 1 Capital	60,175	58,143

Tier 2 Capital:
Allowable allowance for loan losses	4,428	4,525

Total Capital:	$64,603	$62,668

Risk Weighted Assets:	$498,527	$475,943

Regulatory Capital Ratios:
Leverage Ratio	9.51%	9.23%
Common Equity Tier 1 Capital Ratio	12.07%	12.22%
Tier 1 Capital Ratio	12.07%	12.22%
Total Capital Ratio	12.96%	13.17%

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity totaled $57.2 million at September 30, 2017 compared with $54.5 million at December 31, 2016 and $54.3 million at September 30, 2016. The amount of equity reflects management's desire to increase shareholders' return on equity while maintaining a strong capital base. On January 19, 2017, the Company's Board of Directors authorized the Company to repurchase up to 112,618 shares (3% of common stock outstanding on January 1, 2017) beginning January 1, 2017 and continuing until the next Board reset. During the three months ended September 30, 2017, no shares of common stock were repurchased. During the nine months ended September 30, 2017,  382 shares of common stock were repurchased.

As discussed in "Junior Subordinated Debt" in Note 4 of the Notes to Consolidated Financial Statements contained herein, during 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under current applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve's capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As discussed above under "Capital," banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of September 30, 2017, the Bank falls into the "well capitalized" category as defined by the appropriate regulatory authorities.

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

Cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold totaled $31.9 million at September 30, 2017 compared with $67.8 million at December 31, 2016. These assets provide a primary source of liquidity for the Bank. In addition, management has designated the entire investment portfolio as available for sale, of which approximately $18.9 million was unpledged and readily salable at September 30, 2017. Furthermore, the Bank has an available line of credit with the FHLB with a borrowing limit of approximately $117.0 million at September 30, 2017 to provide additional sources of liquidity, as well as available federal funds purchased lines of credit with the Federal Reserve and various other commercial banks totaling approximately $62.5 million. At September 30, 2017, $7.9 million of the FHLB line of credit and no federal funds purchased lines of credit were in use.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2017 and December 31, 2016. The liquidity coverage ratio is derived by dividing the total sources of liquidity by the outstanding commitments for use of liquidity.

Liquidity Sources and Uses

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds borrowing lines of credit	$62,457	$-	$62,457	$62,936	$-	$62,936
Federal Home Loan Bank advances	117,008	7,880	109,128	115,394	12,936	102,458
Federal funds sold and interest-bearing deposits in other banks, excluding requirements			6,103			39,538
Securities, available for sale and unpledged at fair value			18,900			4,934
Total short-term funding sources			$196,588			$209,866

Uses:
Unfunded loan commitments and lending lines of credit			$64,939			$52,380
Letters of credit			3,516			3,983
Total potential short-term funding uses			$68,455			$56,363

Ratio of short-term funding sources to potential short-term funding uses			287.2%			372.3%

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of the Company and the Bank are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on our performance than inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2017, the Company's Board of Directors authorized the Company to repurchase up to 112,618 shares (3% of common stock outstanding on January 1, 2017) beginning January 1, 2017 and continuing until the next Board reset.  During the nine month period ended September 30, 2017, 382 shares of common stock were repurchased at an average price of $17.55 per share. No shares were repurchased during the third quarter of 2017. Under the share repurchase program, the Company has the remaining authority to repurchase up to 112,236 shares of the Company's common stock as of September 30, 2017.

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

101
The following materials from the Company's Form 10-Q Report for the quarterly period ended September 30, 2017, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders' Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

/s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated:  November 13, 2017

/s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:  November 13, 2017