Form 10-K
period 2017-12-31
FAUQUIER BANKSHARES, INC.
filed 2018-03-29
CIK 1083643

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to_____________

Commission File No.: 000-25805

Fauquier Bankshares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1288193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Courthouse Square, Warrenton, Virginia	20186
(Address of principal executive offices)	(Zip Code)

(540) 347-2700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $3.13 per share	The Nasdaq Capital Market

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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant at June 30, 2017, was $67.9 million.  The registrant had 3,773,971 shares of common stock outstanding as of March 20, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL
Fauquier Bankshares, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (the “Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank.

THE FAUQUIER BANK
The Bank’s general market area principally includes Fauquier County, Prince William County and neighboring communities, and is located approximately 50 miles southwest of Washington, D.C. The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. As of January 1, 2018, the Bank had 11 full service branch offices and approximately 12 automated teller machines (“ATM”) located throughout its market area.

The basic services offered by the Bank include: interest and noninterest-bearing demand deposit accounts, money market deposit accounts, negotiable order of withdrawal (“NOW”) accounts, time deposits, safe deposit services, automated teller machines (“ATM”), debit and credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier’s checks, domestic and international collections, automated teller services, drive-in tellers, mobile and internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other types of consumer financing. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank provides ATM cards, as a part of the Maestro, Accel - Exchange, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks. The Bank also is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”), to provide customers multi-million dollar FDIC insurance on certificate of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. The WMS division provides personalized services that include investment management, financial planning, trust, estate settlement, retirement, insurance, and brokerage services.

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

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). Additional revenues are derived from fees for deposit-related and WMS-related services. The Bank’s principal expenses are salaries and benefits and occupancy expense.

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

As of December 31, 2017, the Company had total consolidated assets of $644.6 million, total consolidated loans net of allowance for loan losses of $497.7 million, total consolidated deposits of $570.0 million, and total consolidated shareholders’ equity of $56.1 million.

LENDING ACTIVITIES
The Bank offers a range of lending services, including real estate and commercial loans, to individuals as well as small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s total net loans, at December 31, 2017, were $497.7 million, or 77.2% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, sub-prime loans or loans for highly leveraged transactions.

The Bank’s general market area for lending consists of Fauquier and Prince William Counties, Virginia and the neighboring communities. There is no assurance that this area will experience economic growth. Deteriorating economic conditions in Fauquier or Prince William Counties, as well as declines in the market value of local commercial and/or residential real estate may have an adverse effect on the Company and the Bank.

The Bank’s loans are concentrated in the following areas: residential real estate loans, commercial real estate loans, construction and land loans, commercial and industrial loans, consumer loans, and U.S. Government guaranteed student loans. The majority of the Bank’s loans are made on a secured basis. As of December 31, 2017, approximately 92.0% of the loan portfolio consisted of loans secured by mortgages on real estate.

LOANS SECURED BY REAL ESTATE
1- 4 FAMILY RESIDENTIAL REAL ESTATE. The Bank’s 1-4 family residential real estate loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30 year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10-year maturities utilizing amortization schedules of 30 years or less. As of December 31, 2017, the Bank’s 1-4 family residential loans amounted to $187.1 million, or 37.2% of the total loan portfolio. The majority of the Bank’s single-family residential mortgage loans are secured by properties located in the Bank’s market area. The Bank requires private mortgage insurance if the principal amount of the loan exceeds 80% of the value of the property held as collateral.

HOME EQUITY LINES OF CREDIT. The Bank’s home equity lines of credit loan portfolio primarily consists of conventional loans, generally with variable interest rates that are tied to the Wall Street Journal prime rate with 10 year terms. As of December 31, 2017, the Bank’s home equity loans amounted to $44.5 million, or 8.9% of the total loan portfolio. The majority of the Bank’s home equity lines of credit are secured by properties located in the Bank’s market area. The Bank allows a maximum loan-to-value ratio of 85% of the value of the property held as collateral at the time of origination.

CONSTRUCTION AND LAND. The majority of the Bank’s construction and land loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units. As of December 31, 2017, the Bank’s construction and land loans totaled $54.2 million, or 10.8% of the total loan portfolio, which includes $17.1 million of commercial acquisition and development loans, $25.4 million of raw land loans and $1.3 million of agricultural land loans.

COMMERCIAL REAL ESTATE. Loans secured by commercial real estate comprised $176.8 million, or 35.2% of total loans at December 31, 2017, and consist principally of commercial loans for which real estate constitutes a source of collateral. Approximately $85.5 million or 48.4% of commercial real estate loans are owner-occupied. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

COMMERCIAL LOANS
The Bank’s commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Fauquier and Prince William Counties for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure approximately 92.7% of the Bank’s commercial loans, on a dollar-value basis, and the remaining 7.3% of commercial loans are on an unsecured basis. Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary with the prime lending rate and other financial indices and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank’s loan officers. Certain credit risks are inherent in originating and keeping loans on the Bank’s balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect the Bank's ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. The commercial loan portfolio was $24.4 million or 4.9% of total loans at December 31, 2017.

CONSUMER AND STUDENT LOANS
The Bank’s consumer loans include loans to individuals such as auto loans, credit card loans and overdraft loans. The consumer loan portfolio was $5.1 million or 1.0% of total loans at December 31, 2017.

The Bank has U.S. Government guaranteed student loans, which were purchased through and serviced by a third-party and have a variable rate of interest. The U.S. Government guaranteed student loan portfolio was $10.7 million or 2.1% of total loans at December 31, 2017.

DEPOSIT ACTIVITIES
Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers its regular savings, demand, NOW, premium NOW, money market, and non-brokered time deposits under $100,000 to be core deposits. These accounts comprised approximately 93.0% of the Bank’s total deposits at December 31, 2017. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 through $250,000, and time deposits greater than $250,000 made up approximately 4.1% and 2.8%, respectively, of the Bank’s total deposits at December 31, 2017. During 2017, time deposits of $100,000 and over generally paid interest at rates the same or higher than certificates of less than $100,000. The majority of the Bank’s deposits are generated from Fauquier and Prince William Counties, Virginia.  Included in interest-bearing deposits at December 31, 2017 were $17.3 million of brokered deposits, or 3.0% of total deposits. Of the brokered deposits, $12.9 million or 2.3% of total deposits represent a reciprocal arrangement for existing Bank customers who desire FDIC insurance for deposits above current limits.

INVESTMENTS
The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, mutual funds, FHLB stock and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank’s total unrestricted and restricted investments, at fair value, were $72.2 million and $1.5 million, respectively, or 11.2% and 0.2% of total assets, respectively, at December 31, 2017.

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

BANK REGULATION. The Bank is chartered under the laws of the Commonwealth of Virginia. The FDIC insures the deposits of the Bank's customers to the maximum extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the Federal Reserve and the SCC and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to the Bank’s directors, officers and employees; requirements on the opening and closing of branch offices; requirements regarding the maintenance of prescribed regulatory capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit.  The SCC also has broad enforcement powers over the Bank, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the Bank’s assets for the benefit of depositors and other creditors.

The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank received a rating of “satisfactory” at its last CRA performance evaluation as of February 9, 2015.

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

DEPOSIT INSURANCE. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Also, on April 1, 2011, the FDIC began utilizing a risk-based assessment system that imposed insurance premiums based upon a risk category matrix that took into account a bank's capital level and supervisory rating. Effective, July 1, 2016, the FDIC again changed its deposit insurance pricing and eliminated all risk categories and now uses the “financial ratios method” based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

The FDIC's “reserve ratio” of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF's minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule grants credits to smaller banks for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15% to 1.35%. Prior to when the new assessment system became effective, the Bank's overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest risk category under the former FDIC assessment rules. In 2017 and 2016, the Company recorded expense of $312,000 and $489,000, respectively, for FDIC insurance premiums.

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

CAPITAL REQUIREMENTS. The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

In July 2013, the Federal Reserve issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements. The final rules modified or left unchanged the components of regulatory capital, which are: (i) “total capital”, defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments; (ii) “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments; and (iii) “Tier 2 capital”, which consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Federal Reserve also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”).

Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which are being phased-in over a four-year period. When fully phased-in on January 1, 2019, the rules will require the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The phase-in of the capital conservation buffer requirement began on January 1, 2016 at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

As of December 31, 2017, Tier 1 and total capital to risk-weighted assets ratios of the Bank were 11.4% and 12.4%, respectively, thus exceeding the minimum requirements. The common equity Tier 1 capital ratio and leverage ratio of the Bank were 11.4% and 9.2%, respectively, as of December 31, 2017, well above the minimum requirements. Based on management’s understanding and interpretation of the new capital rules, it believes that, as of December 31, 2017, the Company and the Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

PROMPT CORRECTIVE ACTION. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized, they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized, and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution is subject to the provisions of Section 38 of the Federal Deposit Insurance Act (“FDIA”), which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

The new capital requirement rules issued by the Federal Reserve incorporated new requirements into the prompt corrective action framework, pursuant to Section 38 of the FDIA, by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules. The Bank meets the definition of being “well capitalized” as of December 31, 2017.

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

SOURCE OF STRENGTH. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

FEDERAL HOME LOAN BANK OF ATLANTA. The Bank is a member of the FHLB, which provides funding to their members for making housing loans as well as loans for affordable housing and community development lending. FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to its members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the Bank. In addition, the Bank is required to pledge collateral for outstanding advances. The borrowing agreement with the FHLB provides for the pledge by the Bank of various forms of securities and mortgage loans as collateral.

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

OFFICE OF FOREIGN ASSETS CONTROL. The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by the Company in the conduct of its business in order to assure compliance. The Company is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for the Company.

MORTGAGE BANKING REGULATION. The Bank’s mortgage banking activities are subject to the rules and regulations of, and examination by the Department of Housing and Urban Development, the Federal Housing Administration, the Department of Veterans Affairs and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Home Ownership Equity Protection Act, S.A.F.E. Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

CONSUMER LAWS AND REGULATIONS. The Bank is subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth-in-Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, and regulations issued under such acts, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. Further, regulatory positions taken by the CFPB may influence how other regulatory agencies apply the subject consumer financial protection laws and regulations.

LOANS TO INSIDERS. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

ABILITY-TO-REPAY AND QUALIFIED MORTGAGE RULE. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective January 10, 2014, amending Regulation Z as implemented by the Truth-in-Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.

CYBERSECURITY.  In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties. To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2017, the Company is not aware of any instances of non-compliance with the guidance.

TAX REFORM. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The legislation made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a provisional $1.7 million tax expense in the Company’s consolidated statement of operations for the year ended December 31, 2017.  The Company is still analyzing certain aspects of the new law and refining its calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts.  The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

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

EMPLOYEES
As of December 31, 2017, the Company and the Bank employed 150 full-time equivalent employees.  No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

AVAILABLE INFORMATION
The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company’s SEC filings are filed electronically and are available to the public over the internet at the SEC’s website at http://www.sec.gov. In addition, any document filed by the Company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. The Company’s website is http://www.tfb.bank. The Company makes its SEC filings available through this website under “Investor Relations,” “Documents” as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to the Company's secretary at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 800-638-3798. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC.

The Company’s transfer agent and registrar is American Stock Transfer & Trust Company, LLC and can be contacted by writing to 6201 15th Avenue, Brooklyn, New York 11209 or by phone 800-937-5449. Their website is www.amstock.com.

ITEM 1A. RISK FACTORS
Not applicable as the Company is a smaller reporting company under SEC rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company, through its subsidiary bank, owns or leases buildings which are used in normal business operations.  The executive offices of the Company and the main office of the Bank are each located at 10 Courthouse Square, Warrenton, Virginia 20186. The Bank has 11 full service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville and Centreville Road-Manassas, Virginia. See the Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 9 “Commitments and Contingent Liabilities” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “FBSS”. As of March 16, 2018, there were 3,773,603 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 334 holders of record. As of March 16, 2018, the closing market price of the Company’s common stock was $21.75.

The following table sets forth the high and low sales prices as reported by Nasdaq for the Company’s common stock and the amounts of the cash dividends paid for each full quarterly period within the two most recent fiscal years.

	2017		2016		Dividends per share
	High	Low	High	Low	2017	2016
1st Quarter	$19.88	$16.20	$15.96	$14.38	$0.12	$0.12
2nd Quarter	$19.60	$17.62	$15.75	$14.47	$0.12	$0.12
3rd Quarter	$20.18	$17.24	$14.95	$14.13	$0.12	$0.12
4th Quarter	$22.25	$19.06	$16.79	$14.49	$0.12	$0.12

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

On an annual basis, the Company's Board of Directors authorizes the number of shares of common stock that can be repurchased. On January 21, 2018, the Board of Directors authorized the Company to repurchase up to 112,880 shares (3% of the shares of common stock outstanding on January 1, 2018) beginning January 1, 2018. During the year ended December 31, 2017, 382 shares of common stock were repurchased at an average price of $17.55 per share. No shares were repurchased during the fourth quarter of 2017.

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

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
EARNINGS STATEMENT DATA:
Interest income	$23,320	$21,574	$21,694	$21,935	$23,045
Interest expense	2,049	1,843	1,962	2,564	3,062
Net interest income	21,271	19,731	19,732	19,371	19,983
Provision for (recovery of) loan losses	520	(508)	8,000	—	1,800
Net interest income after provision for (recovery of) loan losses	20,751	20,239	11,732	19,371	18,183
Noninterest income	5,468	5,296	6,414	6,619	6,551
Gain on sale and call of securities	—	1	4	3	144
Noninterest expense	20,844	20,925	20,186	19,807	19,106
Income (loss) before income taxes	5,375	4,611	(2,036)	6,186	5,772
Income taxes	2,879	937	(1,424)	1,380	1,441
Net income (loss)	$2,496	$3,674	$(612)	$4,806	$4,331
PER SHARE DATA:
Net income (loss) per share, basic	$0.66	$0.98	$(0.16)	$1.29	$1.17
Net income (loss) per share, diluted	$0.66	$0.98	$(0.16)	$1.28	$1.16
Cash dividends	$0.48	$0.48	$0.48	$0.53	$0.48
Average basic shares outstanding	3,764,690	3,753,757	3,742,725	3,728,316	3,710,802
Average diluted shares outstanding	3,773,010	3,763,929	3,742,725	3,747,247	3,727,886
Book value at period end	$14.92	$14.51	$14.06	$14.78	$13.80
BALANCE SHEET DATA:
Total assets	$644,613	$624,445	$601,400	$606,286	$615,774
Loans, net	497,705	458,608	442,669	435,070	444,710
Securities, including restricted investments	73,699	51,755	56,510	58,700	55,033
Deposits	570,023	546,157	524,294	525,215	540,204
Shareholders' equity	56,142	54,451	52,633	55,157	51,227

PERFORMANCE RATIOS:
Net interest margin(1)	3.66%	3.50%	3.62%	3.55%	3.64%
Return (loss) on average assets	0.39%	0.60%	(0.10%)	0.80%	0.72%
Return (loss) on average equity	4.44%	6.82%	(1.09%)	8.98%	8.89%
Dividend payout	72.44%	49.07%	(293.79%)	41.16%	41.15%
Efficiency ratio(2)	76.80%	82.36%	75.50%	74.96%	70.72%

ASSET QUALITY RATIOS:
Allowance for loan losses to total loans	1.01%	0.98%	0.94%	1.22%	1.48%
Allowance for loan losses to nonperforming loans	56.43%	38.72%	41.28%	40.81%	34.69%
Nonperforming assets to total assets	1.61%	2.09%	1.91%	2.41%	4.00%
Nonaccrual loans to total loans	0.63%	0.76%	0.41%	0.28%	0.48%
Net charge-offs (recoveries) to average loans	(0.01%)	(0.19%)	2.04%	0.29%	0.31%

CAPITAL RATIOS:
Leverage	9.17%	9.23%	9.13%	9.83%	9.24%
Common equity Tier 1 capital ratio	11.43%	12.22%	11.64%	NA	NA
Tier 1 capital ratio	11.43%	12.22%	11.64%	14.05%	13.28%
Total capital ratio	12.41%	13.17%	12.53%	15.30%	14.54%
(1)	Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company's net yield on its earning assets.
(2)	Efficiency ratio is computed by dividing noninterest expense by the sum of fully taxable equivalent net interest income and fully taxable equivalent noninterest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although the Company believes its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these plans, intentions or expectations will be achieved. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on the Company's operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, the quality and composition of the Company's loan or investment portfolios, the value of the collateral securing loans in the loan portfolio, demand for loan products, deposit flows, level of net charge-offs on loans and the adequacy of the Company's allowance for loan losses, competition, demand for financial services in the Company's market area, the Company's plans to increase its market share, mergers, acquisitions and dispositions, and tax and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

CRITICAL ACCOUNTING POLICIES
GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within the Company's statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses in its estimates. In addition, GAAP itself may change from one previously acceptable accounting method to another method. Although the economics of the Company’s transactions would be the same, the timing of the recognition of the Company’s transactions could change.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance is based on three basic principles of accounting: (i) Accounting Standards Codification (“ASC”) 450 “Contingencies” which requires that losses be accrued when they are probable of occurring and estimable, (ii) ASC 310 “Receivables” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.

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

Specifically, the Company uses both external and internal qualitative factors when determining the non-loan-specific allowances. The external factors utilized include: unemployment in the Company’s defined market area of Fauquier County, Prince William County, and the City of Manassas (“market area”), as well as state and national unemployment trends; new residential construction permits for the market area; bankruptcy statistics for the Virginia Eastern District and trends for the United States; and foreclosure statistics for the market area and the state. Quarterly, these external qualitative factors, as well as relevant anecdotal information, are evaluated from data compiled from local periodicals such as The Washington Post, The Fauquier Times, and The Bull Run Observer, which cover the Company’s market area. Additionally, data is gathered from the Federal Reserve Beige Book for the Richmond Federal Reserve District, Global Insight’s monthly economic review, the George Mason School of Public Policy Center for Regional Analysis, and daily economic updates from various other sources. Internal Bank data utilized includes: past due loan aging statistics, nonperforming loan trends, trends in collateral values, loan concentrations, loan review status downgrade trends, and lender turnover and experience trends. Both external and internal data is analyzed on a rolling twelve quarter basis to determine risk profiles for each qualitative factor. Ratings are assigned through a defined matrix to calculate the allowance consistent with authoritative accounting literature. A narrative summary of the reserve allowance is produced quarterly and reported directly to the Company’s Board of Directors. The Company’s application of these qualitative factors to the allowance for loan losses has been consistent over the reporting period.

The Company employs an independent outsourced loan review function, which annually substantiates and/or adjusts internally generated risk ratings. This independent review is reported directly to the Company’s Board of Directors’ audit committee, and the results of this review are factored into the calculation of the allowance for loan losses.

OTHER-THAN-TEMPORARY IMPAIRMENT (“OTTI”) FOR SECURITIES.  Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no OTTI. If there is a credit loss, OTTI exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). For equity securities, impairment is considered to be other-than-temporary based on the Company's ability and intent to hold the investment until a recovery of fair value. OTTI of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for OTTI based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

EXECUTIVE OVERVIEW
This discussion is intended to focus on certain financial information regarding the Company and the Bank and may not contain all the information that is important to the reader. The purpose of this discussion is to provide the reader with a more thorough understanding of the Company's financial statements. As such, this discussion should be read carefully in conjunction with the consolidated financial statements and accompanying notes contained elsewhere in this report.

The Bank is the primary independent community bank in its immediate market area as measured by deposit market share. It seeks to be the primary financial service provider for its market area by providing the right mix of consistently high quality customer service, efficient technological support, value-added products, and a strong commitment to the community.

The Company's primary operating businesses are in commercial and retail lending, core deposit account relationships, and assets under WMS management.  The revenues of the Company are primarily derived from net interest income, the largest component of net income, and equals the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from nonperforming assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. Many of these factors are individually difficult to predict, and when factored together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2018 with the growth of average loans, but this may be offset in part or in whole by a possible contraction in the Company’s net interest margin resulting from the prolonged historically low levels in market interest rates. The Company is also subject to a decline in net interest income due to competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

For the year ended December 31, 2017, the Company’s return on average equity (“ROE”) and on average assets (“ROA”) were 4.44% and 0.39%, respectively, compared to 6.82% and 0.60%, respectively, for the year ended December 31, 2016.  Excluding the effect of the nonrecurring revaluation of the Company’s net deferred tax asset related to the Tax Act, for the year ended December 31, 2017, the Company’s adjusted ROE and adjusted ROA were 7.39% and 0.66%, respectively.  For reconciliation of the non-GAAP measures, refer to section “Non-GAAP Measures” included within this Item 7.

Total assets were $644.6 million on December 31, 2017 compared to $624.4 million on December 31, 2016. Net loans increased $39.1 million or 8.53% to $497.7 million on December 31, 2017 from $458.6 million on December 31, 2016. Total deposits were $570.0 million on December 31, 2017 compared to $546.2 million on December 31, 2016, respectively. Low cost transaction deposits (demand and interest checking accounts) were $361.2 million, an increase of $12.4 million from December 31, 2016.

The Company had net income of $2.5 million, or $0.66 per diluted share, in 2017 compared to $3.7 million, or $0.98 per diluted share for 2016.  Net interest margin was 3.66% for the year ended December 31, 2017 compared to 3.50% for the year ended December 31, 2016. Net interest income for the year ended December 31, 2017 increased $1.5 million to $21.3 million when compared to $19.7 million for the year ended December 31, 2016.  The decrease in net income was primarily due to the effect of the Tax Act, which was signed into law on December 22, 2017. Among other things, the Tax Act permanently lowers the federal corporate income tax rate to 21% from the maximum rate of 35% prior to the passage of the Tax Act, effective January 1, 2018. As a result of the reduction of the federal corporate income tax rate, GAAP requires companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of the Tax Act’s enactment and record the corresponding effects in income tax expense.  As a result of the permanent reduction in the corporate income tax rate, the Company recognized a $1.7 million reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense of $1.7 million in the Company’s consolidated results of operations for the fourth quarter of 2017.

The following table presents a quarterly summary of consolidated net income for the last two years.

	Three Months Ended 2017				Three Months Ended 2016
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Interest income	$6,191	$6,001	$5,713	$5,415	$5,569	$5,423	$5,325	$5,257
Interest expense	556	515	509	469	489	458	456	440
Net interest income	5,635	5,486	5,204	4,946	5,080	4,965	4,869	4,817
Provision for (recovery of) loan losses	125	110	235	50	—	425	(1,133)	200
Net interest income after provision for (recovery of) loan losses	5,510	5,376	4,969	4,896	5,080	4,540	6,002	4,617
Other income	1,380	1,290	1,393	1,405	1,283	1,290	1,337	1,386
Gain on sale and call of securities	—	—	—	—	—	1	—	—
Other expense	5,288	4,998	5,150	5,408	5,357	5,017	5,215	5,336
Income before income taxes	1,602	1,668	1,212	893	1,006	814	2,124	667
Income tax expense	2,145	387	222	125	198	116	562	61
Net income (loss)	$(543)	$1,281	$990	$768	$808	$698	$1,562	$606

Net income (loss) per share, basic	$(0.14)	$0.34	$0.26	$0.20	$0.22	$0.19	$0.42	$0.16
Net income (loss) per share, diluted	$(0.14)	$0.34	$0.26	$0.20	$0.22	$0.19	$0.42	$0.16

RESULTS OF OPERATIONS

NET INTEREST INCOME AND EXPENSE

2017 COMPARED WITH 2016
Net interest income increased to $21.3 million for the year ended December 31, 2017 from $19.7 million for the same period of 2016. The net interest margin was 3.66% for the year ended December 31, 2017 compared to 3.50% for the same period in 2016.

The increase in interest income was the result of an overall increase in average earning assets from $568.9 million in 2016 to $587.7 million in 2017, a direct result of management's emphasis on growing the loan and securities portfolio and an increase in the interest rate environment during 2017.  These following factors contributed to an increase of 17 basis points (“bp”) in the average yield on assets from 3.83% in 2016 to 4.00% in 2017:
●
Average loans increased $18.3 million or 4.0% from $453.2 million in 2016 to $471.5 million in 2017. The tax-equivalent yield on loans increased to 4.49% in 2017 compared to 4.42% in 2016. Together, this resulted in a $1.2 million increase in interest and fee income from loans for 2017 compared with 2016.

●
Average securities increased $11.5 million from $52.2 million in 2016 to $63.6 million in 2017. The tax-equivalent yield on investments increased from 2.68% in 2016 to 2.86% in 2017.  Tax-equivalent interest and dividend income on securities increased $424,000 from 2016 to 2017.

●	Interest income on deposits at other banks increased from $338,000 in 2016 to $529,000 in 2017 due to the increase in the average yield from 0.53% in 2016 to 1.01% in 2017.

Total interest expense increased $206,000 or 11.2% from $1.84 million in 2016 to $2.05 million in 2017, resulting in the average rate on total interest-bearing liabilities increasing from 0.41% in 2016 to 0.45% in 2017, due primarily to the following:
●
Interest paid on deposits increased $280,000 or 21.2% from $1.3 million in 2016 to $1.6 million in 2017. Average NOW balances increased $2.8 million from 2016 to 2017 while the yield on NOW accounts increased 5 bp from 0.23% in 2016 to 0.28% in 2017, resulting in an increase in interest expense of $120,000 in 2017.  Average money market accounts decreased $851,000 from 2016 to 2017, while the yield remained at 0.21% for both respective years, resulting in relatively flat interest expense in 2017. Average savings accounts increased $2.1 million from 2016 to 2017, while the yield increased 3 bp from 0.10% in 2016 to 0.13% in 2017. Average time deposits increased $1.7 million from 2016 to 2017 while the yield increased 18 bp from 0.88% to 1.06%, resulting in an increase of $133,000 in interest expense from 2016 to 2017.

●	Interest expense on FHLB advances decreased $75,000 from 2016 to 2017 due to a $3.1 million decrease in average balances over the same time periods.
●	The interest expense on junior subordinated debt remained relatively flat when comparing 2016 to 2017.

2016 COMPARED WITH 2015
Net interest income remained relatively flat at $19.7 million for the years ended December 31, 2016 and 2015. The flat net interest income was the result of a decrease in interest income being equally offset by a decrease in interest expense as described below. The Company's net interest margin decreased from 3.62% in 2015 to 3.50% in 2016. Total average earning assets increased from $550.9 million in 2015 to $568.9 million in 2016. The percentage of average earning assets to total assets increased from 92.1% in 2015 to 92.2% in 2016.

Total interest income decreased $121,000 or 0.56% to $21.6 million in 2016 from $21.7 million in 2015. This decrease was due to the 15 bp decrease in the average yield on assets, partially offset by the increase in total average earning assets of $18.0 million or 3.27%, from 2015 to 2016. The yield on earning assets declined from 3.98% in 2015 to 3.83% in 2016 due to the decline in market interest rates in the economy at large over the last seven years.
●
Average loans increased $1.5 million or 0.33% from $451.8 million in 2015 to $453.2 million in 2016. The tax-equivalent  yield on loans decreased to 4.42% in 2016 compared with 4.48% in 2015. Together, this resulted in a $157,000 decrease in interest and fee income from loans for 2016 compared with 2015. On a tax-equivalent basis, the year-to-year decrease in interest and fee income on loans was $186,000.

●
Average securities decreased $5.5 million from $57.7 million in 2015 to $52.2 million in 2016. The tax-equivalent yield on securities decreased from 2.71% in 2015 to 2.68% in 2016. Together, interest and dividend income on securities decreased $165,000 from 2015 to 2016 on a tax-equivalent basis.

●
Interest income on deposits at other banks increased from $139,000 in 2015 to $338,000 in 2016 due to the increase in average balances from $41.5 million in 2015 to $63.5 million in 2016 and an increase in yield from 0.34% in 2015 to 0.53% in 2016.

Total interest expense decreased $119,000 or 6.1% from $2.0 million in 2015 to $1.8 million in 2016, resulting in a decrease in rate on total interest-bearing liabilities from 0.45% in 2015 to 0.41% in 2016, primarily due to the replacement of more costly time deposits with less expensive demand deposit accounts, NOW accounts and savings deposits.
●
Interest paid on deposits decreased $111,000 or 7.8% from $1.4 million in 2015 to $1.3 million in 2016. Average NOW deposit balances increased $19.9 million from 2015 to 2016 while the yield increased from 0.21% during 2015 to 0.23% during 2016, resulting in $92,000 more interest expense in 2016. Average money market accounts increased $1.7 million from 2015 to 2016, and the yield remained at 0.21% for both respective years, resulting in $3,000 more interest expense in 2016. Average savings accounts increased $2.0 million from 2015 to 2016, and the yield on savings accounts remained at 0.10%, resulting in no interest expense change in 2016. Average time deposits decreased $6.0 million from 2015 to 2016 while the yield decreased from 1.10% to 0.88%, resulting in a decrease of $206,000 in interest expense from 2015 to 2016.

●	Interest expense on FHLB advances decreased $1,000 due to $70,000 of amortization.
●	The interest expense on junior subordinated debt increased from $199,000 in 2015 to $200,000 in 2016.

The following table sets forth, on a tax-equivalent basis, information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2017, 2016 and 2015 and the average yields and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively, for the periods presented.

(Dollars in thousands)	December 31, 2017			December 31, 2016			December 31, 2015
Assets	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate	Average Balances	Income/ Expense	Average Rate
Loans
Taxable	$466,513	$21,075	4.52%	$446,094	$19,783	4.43%	$443,303	$19,884	4.49%
Tax-exempt (1)	2,068	108	5.24%	4,716	253	5.36%	6,007	338	5.63%
Nonaccrual (2)	2,953	—		2,436	—		2,457	—
Total Loans	471,534	21,183	4.49%	453,246	20,036	4.42%	451,767	20,222	4.48%
Securities
Taxable	51,824	1,303	2.52%	46,501	1,076	2.32%	51,722	1,230	2.38%
Tax-exempt (1)	11,799	517	4.38%	5,649	320	5.66%	5,946	331	5.57%
Total securities	63,623	1,820	2.86%	52,150	1,396	2.68%	57,668	1,561	2.71%
Deposits in other banks	52,532	529	1.01%	63,534	338	0.53%	41,480	139	0.34%
Federal funds sold	9	—	0.94%	9	—	0.37%	9	—	0.17%
Total earning assets	587,698	23,532	4.00%	568,939	21,770	3.83%	550,924	21,922	3.98%
Less: Allowance for loan losses	(4,534)			(4,695)			(5,730)
Cash and due from banks	4,903			4,728			5,308
Premises and equipment, net	18,979			19,990			20,807
Other real estate owned, net	1,356			1,384			1,516
Other assets	25,405			26,447			25,536
Total Assets	$633,807			$616,793			$598,361
Liabilities & Shareholders’ Equity
Deposits
Demand	$114,910			$102,403			$96,538
Interest-bearing
NOW	233,963	655	0.28%	231,142	535	0.23%	211,273	443	0.21%
Money market	53,660	112	0.21%	54,511	115	0.21%	52,787	112	0.21%
Savings	86,806	115	0.13%	84,660	85	0.10%	82,626	85	0.10%
Time	67,716	717	1.06%	66,027	584	0.88%	72,056	790	1.10%
Total interest-bearing deposits	442,145	1,599	0.36%	436,340	1,319	0.30%	418,742	1,430	0.34%
Federal funds purchased	111	2	1.41%	2	—	0.99%	1,415	—	0.53%
FHLB advances	9,829	249	2.54%	12,971	324	2.50%	13,041	325	2.49%
Junior subordinated debt	4,124	199	4.83%	4,124	200	4.84%	4,124	199	4.83%
Total interest-bearing liabilities	456,209	2,049	0.45%	453,437	1,843	0.41%	437,322	1,962	0.45%
Other liabilities	6,467			7,114			8,543
Shareholders' equity	56,221			53,839			55,958
Total Liabilities & Shareholders' Equity	$633,807			$616,793			$598,361
Net interest income		21,483	3.55%		19,927	3.42%		19,960	3.53%
Less: tax-equivalent adjustment		212			196			228
Net interest income		$21,271			$19,731			$19,732
Interest expense as a percent of average earning assets			0.35%			0.32%			0.36%
Net interest margin			3.66%			3.50%			3.62%
(1)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

	2017 Compared to 2016			2016 Compared to 2015
(Dollars in thousands)	Change	Due to Volume	Due to Rate	Change	Due to Volume	Due to Rate
Interest Income
Loans; taxable	$1,292	$906	$386	$(101)	$125	$(226)
Loans; tax-exempt (1)	(145)	(142)	(3)	(85)	(73)	(12)
Securities; taxable	227	123	104	(154)	(124)	(30)
Securities; tax-exempt (1)	197	348	(151)	(11)	(16)	5
Deposits in other banks	191	(59)	250	199	74	125
Total Interest Income	1,762	1,176	586	(152)	(14)	(138)
Interest Expense
NOW accounts	120	7	113	92	42	50
Money market accounts	(3)	(2)	(1)	3	4	(1)
Savings accounts	30	2	28	—	2	(2)
Time deposits	133	15	118	(206)	(66)	(140)
Federal funds purchased	2	—	2	(8)	(8)	—
FHLB advances	(75)	(79)	4	(1)	(2)	1
Junior subordinated debt	(1)	—	(1)	1	—	1
Total Interest Expense	206	(57)	263	(119)	(28)	(91)
Net Interest Income	$1,556	$1,233	$323	$(33)	$14	$(47)

(1)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 34%.

ASSET QUALITY
GAAP requires that the impairment of loans that are separately identified as impaired is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral.

A loan is considered impaired when there is an identified weakness that makes it probable that the Bank will not be able to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining if a loan is impaired include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. Loans are placed on nonaccrual when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection, or if the shortfall in payment is insignificant.  A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered “insignificant” and would not indicate an impairment situation, if in management’s judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans. As is the case for all loans, charge-offs occur when the loan or portion of the loan is determined to be uncollectible.

Nonperforming assets, in most cases, consist of nonaccrual loans, troubled debt restructure (“TDR”) loans, other real estate owned (“OREO”), loans that are greater than 90 days past due and accruing interest, and investments that are considered OTTI. Management evaluates all loans and investments that are greater than 90 days past due, as well as borrowers that have suffered financial distress, to determine if they should be placed on nonaccrual.

The Bank considers all consumer installment loans and smaller residential mortgage loans to be homogenous loans. These loans are not subject to individual evaluation for impairment unless the loan is identified as TDR.  In determining a TDR status, management assesses whether a borrower is experiencing financial difficulty and, if so, whether the Bank has granted a concession to the borrower by modifying the loan.  Once a loan has been identified as a TDR, it remains so until it is paid off according to the modified terms or until it reverts to the terms and conditions of the original contract.

The following table sets forth certain information with respect to the Company’s nonperforming assets:

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans	$3,180	$3,523	$1,849	$1,227	$2,184
Restructured loans still accruing	4,182	5,305	5,495	7,431	8,613
Student loans greater than 90 days past due and still accruing	1,616	2,538	2,814	4,551	7,917
Loans greater than 90 days past due and still accruing	49	321	—	—	506
Total nonperforming loans	9,027	11,687	10,158	13,209	19,220
Nonperforming corporate bond, at fair value	—	—	—	—	1,300
Other real estate owned, net	1,356	1,356	1,356	1,406	4,085
Total nonperforming assets	$10,383	$13,043	$11,514	$14,615	$24,605

Allowance for loan losses to total loans	1.01%	0.98%	0.94%	1.22%	1.48%
Nonaccrual loans to total loans	0.63%	0.76%	0.41%	0.28%	0.48%
Allowance for loan losses to nonperforming loans	56.43%	38.72%	41.28%	40.81%	34.69%
Nonperforming loans to total loans	1.46%	2.52%	2.27%	3.00%	4.26%
Nonperforming assets to total assets	1.61%	2.09%	1.91%	2.41%	4.00%

Nonperforming assets totaled $10.4 million or 1.61%, $13.0 million or 2.09% and $11.5 million or 1.91% of total assets at December 31, 2017, 2016 and 2015, respectively.  The ratio of allowance for loan losses as a percentage of nonperforming loans was 56.43%,  38.72% and 41.28% at December 31, 2017, 2016 and 2015, respectively.  Factors contributing to these changes are:
●
Nonaccrual loans were $3.2 million, $3.5 million and $1.8 million at December 31, 2017, 2016 and 2015, respectively.  The primary changes in nonaccrual loans during 2017 include the payoff of a $1.0 million, 1-4 family residential loan, the charge-off of one 1-4 family residential loan and one commercial real estate loan both totaling $615,000 that were previously on nonaccrual status at December 31, 2016, offset by the addition of $1.7 million in one commercial real estate loan and one 1-4 family residential loan totaling $1.7 million.

●	OREO remains at $1.36 million at December 31, 2017, consisting of one 47 acre tract of undeveloped property.
●
Student loans that were greater than 90 days past due and still accruing interest totaled $1.6 million, $2.5 million and $2.8 million at December 31, 2017, 2016 and 2015, respectively. These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.

●
Excluding student loans, loans that were 90 days past due and accruing interest totaled $49,000 and $321,000 at December 31, 2017 and 2016.  There were no loans, excluding student loans, that were greater than 90 days past due and accruing interest at December 31, 2015.

●
There are 10 loans in the portfolio totaling $5.6 million that have been identified as TDRs at December 31, 2017 compared to 12 loans at $6.9 million at December 31. 2016 and four loans at $4.2 million at December 31, 2015.  No loans were modified and identified as TDRs during 2017 and 2016.  At December 31, 2017, six of the TDR loans were current and performing in accordance with the modified terms. Three of the TDRs, totaling $1.3 million to a single borrower, were in nonaccrual status due to prior irregular payments, but were paying in accordance with a bankruptcy plan.

LOAN PORTFOLIO
At December 31, 2017, 2016 and 2015, net loans accounted for 77.2%, 73.4% and 73.6% of total assets, respectively, and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

Total loans on the balance sheet are comprised of the following classifications:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Loans secured by real estate:
Construction and land	$54,162	$49,777	$49,855	$39,085	$32,807
Residential real estate	187,104	162,383	150,575	143,477	142,256
Home equity lines of credit	44,548	43,861	44,013	42,732	43,476
Commercial real estate	176,827	165,271	160,036	165,528	176,320
Commercial and industrial loans	24,413	25,735	23,705	26,924	24,746
Consumer	5,068	3,100	3,160	3,015	3,810
Student	10,677	13,006	15,518	19,700	27,962
Total loans	$502,799	$463,133	$446,862	$440,461	$451,377

At December 31, 2017, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans. The largest industry concentration at December 31, 2017 was approximately $16.8 million or 3.3% of loans to the hospitality industry.

Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (a) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and (b) concentrations above 300% for permanent investor real estate loans. As of December 31, 2017, construction and land loans are $38.1 million or 59.2% of the concentration limit, while permanent investor real estate loans (by NAICS code) are $129.3 million or 200.9% of the concentration level.

ANALYSIS OF LOAN LOSS EXPERIENCE
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, credit concentrations, trends in historical loan loss experience, impaired loans, and current economic conditions. Management periodically reviews the loan portfolio to determine probable credit losses related to specifically identified loans as well as credit losses inherent in the remainder of the loan portfolio. Allowances for impaired loans are generally determined based on net realizable values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance remains subject to change. Additions to the allowance for loan losses, recorded as the provision for (recovery of) loan losses on the Company’s statements of operations, are made as needed to maintain the allowance at an appropriate level based on management’s analysis. The amount of the provision is a function of the level of loans outstanding, the level and nature of impaired and nonperforming loans, historical loan loss experience, the amount of loan losses actually charged-off or recovered during a given period and current national and local economic conditions.

The allowance for loan losses was $5.1 million or 1.01% of total loans at December 31, 2017, compared to $4.5 million or 0.98% of total loans and $4.2 million or 0.94% of total loans at December 31, 2016 and 2015, respectively.  The provision for loan losses was  $520,000 and $8.0 million during the years ended December 31, 2017 and 2015, respectively, and a recovery of loan losses of $508,000 during 2016.  Changes in provision expense for 2017 was primarily due to portfolio growth and changes in historical loss rates, adjustments to qualitative factors based on management's ongoing analysis of economic and environmental factors, partially offset by improvements in asset quality from reductions in classified and nonaccrual loans. The recovery of loan losses during 2016 was the result of a $1.4 million recovery received on loans charged-off in previous years.  Management believes that adequate reserves existed on nonperforming loans as of December 31, 2017.

The increase in the allowance is due, in part, to the increase in impaired loans from $8.5 million at December 31, 2016 to $10.9 at December 31, 2017 and adjustments to reflect management's perception of portfolio risk based on the Company's analysis of external and internal qualitative factors of the loan portfolio.  There were 17 loans totaling $10.9 million at December 31, 2017 that were considered impaired and were allocated $912,000 of loan loss reserves. This included eight loans totaling $7.7 million that were performing and accruing interest at December 31, 2017. Additionally, there were nine loans totaling $3.2 million that were nonaccrual. There are no loans, other than those disclosed above as either non-performing or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.

The amount of the provision for loan loss for 2017, 2016 and 2015 was based upon management’s continual evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and nonperforming loans, estimated values of collateral, and the impact of economic conditions on borrowers. The loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends are also utilized in determining the allowance. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The following table summarizes the Bank’s loan loss experience for each of the years presented:

	Years ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses, January 1,	$4,525	$4,193	$5,391	$6,667	$6,258
Charged-off loans:
Secured by real estate:
Construction and land	—	—	17	313	—
1-4 family residential	51	36	167	172	284
Home equity lines of credit	—	—	50	91	174
Commercial real estate	476	380	568	560	686
Commercial and industrial	19	226	8,525	171	257
Student	31	36	50	139	—
Consumer	114	46	10	18	104
Total loans charged-off	691	724	9,387	1,464	1,505
Recoveries:
Secured by real estate:
Construction and land	—	—	—	65	—
1-4 family residential	6	—	52	22	2
Home equity lines of credit	3	3	21	5	11
Commercial real estate	575	24	—	—	—
Commercial and industrial	154	1,527	102	86	76
Student	—	—	—	—	—
Consumer	2	10	14	10	25
Total loans recoveries	740	1,564	189	188	114
Net charge-offs (recoveries)	(49)	(840)	9,198	1,276	1,391
Provision for (recovery of) loan losses	520	(508)	8,000	—	1,800
Allowance for loan losses, December 31,	$5,094	$4,525	$4,193	$5,391	$6,667

Ratio of net charge-offs (recoveries) to average loans	(0.01%)	(0.19%)	2.04%	0.29%	0.31%

The following table allocates the allowance for loan losses at December 31, 2017, 2016, 2015, 2014 and 2013 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

	2017		2016		2015
(Dollars in thousands)	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction and land	$879	10.77%	$661	10.75%	$924	11.16%
1-4 family residential	1,174	37.21%	943	35.06%	886	33.70%
Home equity lines of credit	387	8.86%	307	9.47%	356	9.85%
Commercial real estate	1,609	35.17%	1,569	35.69%	1,162	35.81%
Commercial and industrial	518	4.86%	561	5.56%	526	5.30%
Student	72	2.11%	76	2.81%	117	3.47%
Consumer	105	1.01%	21	0.67%	13	0.71%
Unallocated	350	—	387	—	209	—
	$5,094	100.00%	$4,525	100.00%	$4,193	100.00%

	2014		2013
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
Secured by real estate:
Construction	$699	8.87%	$412	7.27%
1-4 family residential	1,424	32.58%	1,261	31.52%
Home equity lines of credit	296	9.70%	1,314	9.63%
Commercial real estate	1,943	37.58%	2,320	39.06%
Commercial and industrial	516	6.11%	964	5.48%
Student	72	4.47%	196	6.20%
Consumer	37	0.69%	18	0.84%
Unallocated	404	—	182	—
	$5,391	100.00%	$6,667	100.00%

NONINTEREST INCOME

2017 COMPARED WITH 2016
Total noninterest income increased by $171,000 or 3.2% from $5.30 million in 2016 to $5.47 million in 2017.  The following are the primary components of noninterest income:
●	Trust and estate income increased $119,000 or 8.4% from 2016 to 2017.
●	Brokerage income decreased $14,000 or 7.6% from 2016 to 2017.
●
Service charges on deposit accounts decreased $182,000 or 8.6% to $1.9 million for 2017, compared with $2.1 million for 2016. The reason for the change may be linked to the continued growth in mobile banking usage, combined with improved personal cash flow as economic conditions continue to improve.

●	ATM fee income, net, totaled $1.3 million and $1.1 million for 2017 and 2016, respectively.
●	Bank-owned life insurance (“BOLI”) income was $362,000 in 2017, relatively unchanged from 2016.
●	Other service charges, commissions and fees decreased $68,000 or 18.5% from $367,000 in 2016 to $299,000 in 2017.
●
The recognition of passive losses within community development tax credit investments was $126,000 in 2017 compared with $267,000 in 2016, a $141,000 decrease. These passive losses will be more than offset in future periods by federal tax credits related to low/moderate income housing and/or buildings of historical significance.

2016 COMPARED WITH 2015
Total noninterest income decreased by $1.1 million or 17.5% from $6.4 million in 2015 to $5.3 million in 2016.  The following are the primary components of noninterest income:
●	Trust and estate income decreased $530,000 or 27.3% from 2015 to 2016, primarily due to the decline in production from the loss of personnel.
●	Brokerage income decreased $65,000 primarily due to the loss of personnel, as well as a shift from transaction based fees to assets under management.
●
Service charges on deposit accounts decreased $228,000 or 9.8% to $2.1 million in 2016, compared to $2.3 million in 2015. This decrease is attributable to growth in mobile banking combined with improved personal cash flow as economic conditions continue to improve.

●
ATM income, net, totaled $1.1 million and $1.2 million in 2016 and 2015, respectively.  This decline is associated with increased expense required for the production and issuance of chip enabled quipped debit cards.

●	BOLI income decreased from $796,000 in 2015 to $361,000 in 2016. Approximately $433,000 of BOLI income was in tax-free death benefits in excess of surrender value in 2015.
●	Other service charges, commissions and fees increased $13,000 or 3.7% to $367,000 from $354,000.
●	The recognition of passive losses within community development tax credit investments decreased $215,000.

NONINTEREST EXPENSE

2017 COMPARED WITH 2016
Total noninterest expense decreased $81,000 or 0.4% in 2017 compared with 2016. The primary components of noninterest expense are:
●
Salary and benefit expenses increased $323,000, or 3.0% in 2017 compared with 2016, primarily reflecting the increase in salary expense, merit salary increases, incentive pay and production based commissions.  The Company expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest noninterest expense.

●	Net occupancy expense remained relatively unchanged from 2016 to 2017. Furniture and equipment decreased $97,000 as a result of improved management of expenses for the period.
●	Marketing expense decreased $58,000 or 10.9% from 2016 to 2017 reflecting expense reductions to various areas such as advertising, promotional items and business development overhead.
●
Consulting expense, which includes legal and auditing fees, decreased $140,000 or 11.7% in 2017 compared with 2016.  This decline was primarily related to reduced expenses for troubled loan workouts in 2017 compared with 2016.

●	Data processing expense remained relatively unchanged from 2016 to 2017. The Company outsources most of its data processing to third-party vendors.
●	The FDIC deposit insurance expense decreased $177,000 or 36.2% from $489,000 in 2016 to $312,000 for 2017, primarily due to the recent changes to the assessment calculations.
●
Other operating expenses increased $71,000 or 2.3% from 2016 to 2017. This was primarily due to operating expenses related to the Company's newly established business line for the origination and sale of mortgage loans on the secondary market.

2016 COMPARED WITH 2015
Total noninterest expense increased $739,000 or 3.7% in 2016 compared to 2015. The primary components of noninterest expense are:
●	Salary and benefit expenses increased $796,000, or 8.0%, primarily reflecting the increase in salary expense, merit salary increases and incentive pay.
●	Net occupancy expense increased $2,000 or 0.1%, and furniture and equipment expense increased $14,000 or 1.1%, from 2015 to 2016.
●	Marketing expense decreased $90,000 or 14.4% from 2015 to 2016 reflecting expense reductions to various areas such as advertising, promotional items and business development overhead.
●
Legal, audit and consulting expense increased $24,000 or 2.0% in 2016 compared with 2015.  An increase of $179,000 for continued legal expenses for troubled loan workouts in 2016 compared with 2015 was mostly offset by a decrease of $136,000 in consulting expenses during the same time period. The decrease in consulting expense was due to reduced expenses related to the chief executive officer succession planning in 2016 compared to 2015.

●	Data processing expense decreased $55,000 or 4.2% in 2016 compared with 2015 due to management’s expense reduction initiative.
●
The FDIC deposit insurance expense increased $103,000 or 26.7% from $386,000 for 2015 to $489,000 for 2016, primarily due to the  carryforward impact of 2015 charge-offs and their weight in FDIC assessment calculations.

●
Other operating expenses decreased $70,000 or 2.2% from 2015 to 2016. This was primarily due to a $124,000 decrease in non-loan charge-offs, with the largest portion related to debit card fraud. Retail debit/credit data breaches that plagued 2015 were infrequent during 2016, leading to less expense.

INCOME TAXES
The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. The Company continues to evaluate the impact on its 2017 tax expense of the revaluation required by the lower corporate tax rate implemented by the Tax Act, which management has estimated to be approximately $1.7 million. During the fourth quarter of 2017, the Company recorded $1.7 million in additional tax expense based on the Company's preliminary analysis of the impact of the Tax Act. The Company's preliminary estimate of the impact of the Tax Act is based on currently available information and interpretation of its provisions. The actual results may differ from the current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions that the Company has preliminarily made. The Company's evaluation of the impact of the Tax Act is subject to refinement for up to one year after enactment per the guidance under ASC 740, Accounting for Income Taxes, and Staff Accounting Bulletin No. 118.

The income tax expense was $2.9 million for the year ended December 31, 2017 compared with an income tax expense of $937,000 for the year ended December 31, 2016 and an income tax benefit of $1.4 million for the year ended December 31, 2015. The effective tax rate was 53.6% for 2017, as compared to 20.3% for 2016, and a tax rate benefit of 69.9% for 2015. The increase in the effective tax rate in 2017 compared to prior years was primarily related to the impact of the Tax Act.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2017 AND DECEMBER 31, 2016

ASSETS
Total assets were $644.6 million at December 31, 2017, an increase of 3.2% or $20.2 million from $624.4 million at December 31, 2016. Balance sheet categories reflecting significant changes in assets were:
●
Interest-bearing deposits in other banks decreased from $62.3 million at December 31, 2016 to $23.4 million at December 31, 2017. The decrease in interest-bearing deposits in other banks was primarily the result of lower deposits at the Federal Reserve Bank of Richmond due to excess funds being deployed to fund loan and securities growth.

●
Securities available for sale were $72.2 million at December 31, 2017, reflecting an increase of $22.32 million from $50.0 million at December 31, 2016.  See Note 2 “Securities” of the Notes to Consolidated Financial Statements for further discussion on the Company’s investment securities.

●	Loans, net of the allowance for loan losses was $497.7 million at December 31, 2017, which represents an increase of $39.1 million or 8.5% from $458.6 million at December 31, 2016.
●
Bank premises and equipment, net of depreciation, totaled $18.6 million at December 31, 2017, a decrease of $693,000, primarily due to normal depreciation of assets. No new facilities were added in 2017 and none were in process.

●	Other assets were $8.8 million at December 31, 2017 compared to $11.2 million for the same period in 2016. This decline is primarily the result of the deferred tax adjustment related to the Tax Act.

LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities were $588.5 million at December 31, 2017, an increase of 3.2% or $18.5 million from $570.0 million at December 31, 2016. Balance sheet categories reflecting significant changes in liabilities were:
●	Deposits increased by $23.9 million or 4.4% when compared with total deposits one year earlier.
●	FHLB advances at December 31, 2017 were $7.9 million, a decrease of $5.1 million, or 39.2%, when compared to $12.9 million at December 31, 2016.
●
Other liabilities for the year ended December 31, 2017 totaled $6.5 million, a decrease of $313,000 as compared to other liabilities for the year ended December 31, 2016, primarily due to a reduction in commitment liabilities associated with the Company's investment in community development tax credits.

At December 31, 2017, shareholders’ equity was $56.1 million, an increase of $1.7 million from December 31, 2016. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes.

SECURITIES
At December 31, 2017, 2016 and 2015, the carrying values of securities were:

	Available for Sale (1)
(Dollars in thousands)	2017	2016	2015
Obligations of U.S. Government corporations and agencies	$52,377	$40,504	$45,792
Obligations of states and political subdivisions, taxable	509	516	524
Obligations of states and political subdivisions, tax-exempt	14,746	5,794	5,676
Corporate bonds	4,139	2,785	2,860
Mutual funds	382	374	372
Total	$72,153	$49,973	$55,224
(1)	Amounts for available for sale securities are based on fair value.

The following is a schedule of estimated maturities, or call date if more probable, or next rate repricing adjustment date, and related weighted average yields of securities at December 31, 2017:

	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$1,974	2.01%	$3,294	1.94%	$22,479	2.45%
Obligations of states and political subdivisions, taxable	—		509	2.33%	—
Total taxable	1,974	2.01%	3,803	2.00%	22,479	2.45%
Obligations of states and political subdivisions, tax-exempt	375	6.01%	821	2.57%	11,979	3.46%
Total securities	$2,349	2.65%	$4,624	2.10%	$34,458	2.80%

	Due after 10 years		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$24,629	2.71%	$52,376	2.53%
Obligations of states and political subdivisions, taxable	—		509	2.33%
Corporate bonds	4,140	5.60%	4,140	5.60%
Mutual funds	382	2.15%	382	2.15%
Total taxable	29,151	3.11%	57,407	2.74%
Obligations of states and political subdivisions, tax-exempt	1,571	—	14,746	3.48%
Total securities	$30,722	3.13%	$72,153	2.89%

Excluding obligations of U.S. Government corporations and agencies, there were no securities from a single issuer exceeding 10% of shareholders’ equity.

LOANS
Loans, net of the allowance for loan losses, was $497.7 million at December 31, 2017, which represents an increase of $39.1 million or 8.5% from $458.6 million at December 31, 2016. Changes in the loan portfolio from December 31, 2016 to 2017 were:
●	Commercial and industrial loans decreased $1.3 million or 5.1%.
●	Commercial real estate loans increased $11.6 million or 7.0%.
●	Construction and land loans increased $4.4 million or 8.8%.
●	Consumer loans increased $2.0 million or 63.5%.
●	Student loans decreased $2.3 million or 17.9%.
●	Residential real estate loans increased $24.7 million or 15.2%.
●	Home equity lines of credit increased $687,000 or 1.6%.

Loans are made primarily to customers located within the Company’s primary market area. Loan pricing strategies and product offerings are continually modified expanded in an effort to increase lending activity without sacrificing the existing credit quality standards.

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2017:

(Dollars in thousands)	Within 1 Year	1 Year Within 5 Years	After 5 Years	Total
Commercial real estate loans	$24,875	$80,956	$70,996	$176,827
Commercial and industrial loans	11,287	10,424	2,702	24,413
Construction and land loans	22,497	22,219	9,446	54,162
	$58,659	$113,599	$83,144	$255,402
For maturities over one year:
Floating and adjustable rate loans		$33,255	$51,171	$84,426
Fixed rate loans		80,344	31,973	112,317
		$113,599	$83,144	$196,743

DEPOSITS
Included in interest-bearing deposits at December 31, 2017 were $17.3 million of brokered deposits, or 3.0% of total deposits. This compares with $15.6 million of brokered deposits at December 31, 2016, or 2.9% of total deposits. Of the $17.3 million in brokered deposits at December 31, 2017, $2.9 million were deposits of Bank customers, exchanged through the CDARS network and $10.0 million were money market deposits through the ICS network. Of the $15.6 million in brokered deposits at December 31, 2016, $1.1 million were deposits of Bank customers, exchanged through the CDARS network and $10.2 million through the ICS network. With these programs, funds are placed into certificate of deposits and money market deposits issued by other banks in the network, in increments usually less than $250,000, to ensure both principal and interest are eligible for complete FDIC coverage. These deposits are exchanged with other member banks on a dollar-for-dollar basis, bringing the full amount of the Bank's customers deposits back to the Bank and making these funds fully available for lending in the Bank's community.

The Bank projects to increase its transaction account and other deposits in 2018 and beyond by offering value-added NOW and demand deposit products, and selective rate premiums on its interest-bearing deposits.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

	December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$114,910		$102,403		$96,538
Interest-bearing:
NOW accounts	233,963	0.28%	231,142	0.23%	211,273	0.21%
Money market accounts	53,660	0.21%	54,511	0.21%	52,787	0.21%
Savings accounts	86,806	0.13%	84,660	0.10%	82,626	0.10%
Time deposits	67,716	1.06%	66,027	0.88%	72,056	1.10%
Total interest-bearing	442,145	0.36%	436,340	0.30%	418,742	0.34%
Total deposits	$557,055		$538,743		$515,280

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2017:

	December 31, 2017
(Dollars in thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	One to Four Years	Over Four Years	Total
$100,000 to $250,000	$3,681	$1,716	$6,537	$10,936	$590	$23,460
Over $250,000	797	2,257	1,880	10,567	505	16,006
Total	$4,478	$3,973	$8,417	$21,503	$1,095	$39,466

BORROWINGS
Amounts and weighted average rates for long and short-term borrowings as of December 31, 2017, 2016 and 2015 are as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
FHLB advances	$7,860	2.54%	$12,936	2.46%	$13,007	2.46%

At December 31, 2017, the weighted average life of FHLB advances was approximately 4.6 years.

LIQUIDITY
Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2017, liquid assets totaled $191.8 million, or 29.8%, of total assets and 32.6% of total liabilities. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures. Management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

CAPITAL
Shareholders’ equity totaled $56.1 million at December 31, 2017 compared with $54.5 million at December 31, 2016. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. During 2017 and 2016, 382 shares and 3,661 shares, of common stock were repurchased, respectively. No shares were repurchased in 2015.

Accumulated other comprehensive income, net of taxes, was $125,000 at December 31, 2017, compared to accumulated other comprehensive loss, net of taxes, of $737,000 at December 31, 2016.

During 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under current applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As previously discussed, banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of December 31, 2017, the Bank falls into the “well capitalized” category as defined by the appropriate regulatory authorities.

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures in effect during 2017 established by regulation to ensure capital adequacy required the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). In addition, effective January 1, 2015, a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets was established. Management believes, as of December 31, 2017, that the Bank more than satisfy all capital adequacy requirements to which they were subject.

The following table provides information on the regulatory capital ratios for the Bank at December 31, 2017 and December 31, 2016. Management believes that the Bank exceeds all capital adequacy requirements of Basel III, including the full conservation buffer, as of December 31, 2017.

	December 31,
(Dollars in thousands)	2017	2016
Tier 1 capital:
Shareholders' equity	$59,334	$57,390
Less: Unrealized (loss) on securities available for sale, net	(30)	(763)
Less: Accumulated net gains on hedges and supplemental retirement plans	104	10
Total Tier 1 capital	59,260	58,143
Tier 2 capital:
Allowable allowance for loan losses	5,094	4,525
Total capital	$64,354	$62,668
Risk-weighted assets	$518,562	$475,943
Leverage ratio	9.17%	9.23%
Risk Based capital ratios:
Common equity Tier 1 to risk-weighted assets	11.43%	12.22%
Tier 1 to risk-weighted assets	11.43%	12.22%
Total capital to risk-weighted assets	12.41%	13.17%

CONTRACTUAL OBLIGATIONS
The following table sets forth information relating to the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2017.

(Dollars in thousands)	Payments due by period
Contractual Obligations:	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years(1)
Debt obligations	$11,984	$80	$174	$7,606	$4,124
Operating lease obligations	19,775	2,905	6,099	6,445	4,326
Total	$31,759	$2,985	$6,273	$14,051	$8,450
(1)	Includes $4.1 million of junior subordinated debt with varying put provisions beginning September 21, 2011 with a mandatory redemption September 21, 2036.

OFF-BALANCE SHEET ARRANGEMENTS
The Company's off-balance sheet arrangements consist of interest rate swap agreements, commitments to extend credit and letters of credit.  See Note 15 “Financial Instruments with Off-Balance Sheet Risk” and  Note 16 “Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements.  These arrangements increase the degree of both credit and interest rate risk beyond that which is recognized through the financial assets and liabilities on the consolidated balance sheets.

IMPACT OF INFLATION AND CHANGING PRICES
The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of the Company and the Bank are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on the Company's performance than inflation does. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements contained herein.

NON-GAAP MEASURES
In reporting the results of the year ended December 31, 2017, the Company has provided supplemental performance measures on an operating basis. These measures are a supplement to GAAP used to prepare the Company's financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company's non-GAAP measures may not be comparable to non-GAAP measures of other companies.

Operating measures exclude nonrecurring tax expenses, which tax expenses are unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude certain costs resulting from the impact of the Tax Act and allows investors to more clearly see the combined economic results of the Company's operations.

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, 2017, 2016 and 2015.

	For the years ended December 31,
	2017	2016	2015
Adjusted Net Income (Loss) and Earnings Per Share
Net income (loss), as reported	$2,496	$3,674	$(612)
Net deferred tax asset revaluation adjustment	1,669	—	—
Adjusted net income (loss)	$4,165	$—	$(612)

Weighted average shares, assuming dilution	3,773,010	3,763,929	3,742,725
Weighted average shares, basic	3,764,690	3,753,757	3,742,725

Earnings (loss) per share, assuming dilution
Earnings (loss) per share, assuming dilution, as reported	$0.66	$0.98	$(0.16)
Adjusted earnings per share, assuming dilution	1.10	0.98	(0.16)

Earnings (loss) per share, basic
Earnings (loss) per share, basic, as reported	0.66	0.98	(0.16)
Adjusted earnings per share, basic	1.11	0.98	(0.16)

Adjusted Return (Loss) on Average Equity (ROE)
Average shareholders' equity	56,221	53,839	55,958
ROE, as reported	4.44%	6.82%	(1.09%)
Adjusted ROE	7.39%	6.82%	(1.09%)

Adjusted Return (Loss) on Average Assets (ROA)
Average assets	$633,807	$616,793	$598,361
ROA, as reported	0.39%	0.60	(0.10%)
Adjusted ROA	0.66%	0.60	(0.10%)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable as the Company is a smaller reporting company under SEC rules.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2017

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Fauquier Bankshares, Inc.
Warrenton, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fauquier Bankshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statement of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Brown, Edwards & Company, L.L.P.
BROWN, EDWARDS & COMPANY, L.L.P.

We have served as the Company’s auditor since 2017.

Harrisonburg, Virginia
March 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Fauquier Bankshares, Inc.
Warrenton, Virginia

We have audited the accompanying consolidated balance sheet of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016.  The management of Fauquier Bankshares, Inc. and its subsidiaries (the “Company”) is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fauquier Bankshares, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 24, 2017

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2017 and 2016

(In thousands, except share information)	2017	2016
Assets
Cash and due from banks	$5,868	$5,509
Interest-bearing deposits in other banks	23,424	62,327
Federal funds sold	8	10
Securities available for sale, at fair value	72,153	49,973
Restricted investments	1,546	1,782
Loans	502,799	463,133
Allowance for loan losses	(5,094)	(4,525)
Loans, net	497,705	458,608
Premises and equipment, net	18,606	19,299
Accrued interest receivable	1,940	1,550
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	13,234	12,873
Other assets	8,773	11,158
Total assets	$644,613	$624,445

Liabilities
Deposits:
Noninterest-bearing	$115,682	$110,121
Interest-bearing:
Checking	245,564	238,698
Savings and money market accounts	136,862	131,008
Time deposits	71,915	66,330
Total interest-bearing	454,341	436,036
Total deposits	570,023	546,157

Federal Home Loan Bank advances	7,860	12,936
Junior subordinated debt	4,124	4,124
Other liabilities	6,464	6,777
Total liabilities	588,471	569,994

Shareholders' Equity
Common stock, par value, $3.13, and additional paid-in capital; authorized 8,000,000 shares; issued and outstanding 2017: 3,762,677 shares including 18,062 non-vested shares; 2016: 3,753,919 shares including 18,045 non-vested shares	15,526	15,364
Retained earnings	40,491	39,824
Accumulated other comprehensive income (loss), net	125	(737)
Total shareholders' equity	56,142	54,451
Total liabilities and shareholders' equity	$644,613	$624,445

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Operations
 Years Ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
Interest Income
Interest and fees on loans	$21,147	$19,949		$20,106
Interest and dividends on securities available for sale:
Taxable interest income	1,197	958		1,119
Tax-exempt interest	341	211		219
Dividends	106	118		111
Interest on deposits in other banks	529	338		139
Total interest income	23,320	21,574		21,694

Interest Expense
Interest on deposits	1,599	1,319		1,430
Interest on federal funds purchased	2	—		8
Interest on Federal Home Loan Bank advances	249	324		325
Junior subordinated debt	199	200		199
Total interest expense	2,049	1,843		1,962

Net interest income	21,271	19,731		19,732

Provision for (recovery of) loan losses	520	(508)		8,000

Net interest income after provision for (recovery of) loan losses	20,751	20,239		11,732

Noninterest Income
Trust and estate	1,528	1,409		1,939
Brokerage fees	170	184		249
Service charges on deposit accounts	1,926	2,108		2,336
ATM fee income, net	1,299	1,134		1,222
Bank-owned life insurance	362	361		796
Other service charges, commissions and other income	299	367		354
Loss on housing funds	(126)	(267)		(482)
Gain on sale of mortgage loans held for sale, net	10	—		—
Gain on sale and call of securities	—	1		4
Total noninterest income	5,468	5,297		6,418

Noninterest Expenses
Salaries and benefits	11,083	10,760		9,964
Occupancy	2,320	2,312		2,314
Furniture and equipment	1,154	1,251		1,237
Marketing	476	534		624
Legal, audit and consulting	1,058	1,198		1,174
Data processing	1,254	1,264		1,319
Federal Deposit Insurance Corporation	312	489		386
Other real estate owned	18	19		—
Other operating expenses	3,169	3,098		3,168
Total noninterest expenses	20,844	20,925		20,186
Income (loss) before income taxes	5,375	4,611		(2,036)
Income tax expense (benefit)	2,879	937		(1,424)
Net Income (Loss)	$2,496	$3,674		$(612)

Earnings (Loss) per Share, basic	$0.66	$0.98	$	$(0.16)
Earnings (Loss) per Share, assuming dilution	$0.66	$0.98	$	$(0.16)
Dividends per Share	$0.48	$0.48		$0.48

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
Net Income (Loss)	$2,496	$3,674	$(612)
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap, net of tax of $(1), $(107) and $(5), respectively	14	207	10
Change in fair value of securities available for sale, net of tax of $(384), $277 and $199, respectively	735	(536)	(386)
Reclassification adjustment for gain on sale of securities available for sale, net of tax of $0, $0 and $1, respectively	—	—	(3)
Change in unrecognized benefit obligation for SERP plan, net of tax of $(27), $(26) and $(10), respectively	92	52	20
Total other comprehensive income (loss), net of tax of $(412), $144 and $185, respectively	841	(277)	(359)
Comprehensive Income (Loss)	$3,337	$3,397	$(971)

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2017, 2016 and 2015

(In thousands)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	$14,895	$40,363	$(101)	$55,157
Net (loss)	—	(612)	—	(612)
Other comprehensive loss, net of tax effect of $185	—	—	(359)	(359)
Cash dividends ($0.48 per share)	—	(1,798)	—	(1,798)
Amortization of unearned compensation, restricted stock awards	163	—	—	163
Issuance of common stock - non-vested shares (11,925 shares)	—	—	—	—
Issuance of common stock - vested shares (3,458 shares)	60	—	—	60
Tax effect of restricted stock awards	22	—	—	22
Balance, December 31, 2015	$15,140	$37,953	$(460)	$52,633

Balance, December 31, 2015	$15,140	$37,953	$(460)	$52,633
Net income	—	3,674	—	3,674
Other comprehensive loss, net of tax effect of $144	—	—	(277)	(277)
Cash dividends ($0.48 per share)	—	(1,803)	—	(1,803)
Amortization of unearned compensation, restricted stock awards	169	—	—	169
Issuance of common stock - non-vested shares (23,704 shares)	—	—	—	—
Issuance of common stock - vested shares (4,536 shares)	68	—	—	68
Repurchase of common stock (3,661 shares)	(55)	-	—	(55)
Tax effect of restricted stock awards	42	—	—	42
Balance, December 31, 2016	$15,364	$39,824	$(737)	$54,451

Balance, December 31, 2016	$15,364	$39,824	$(737)	$54,451
Net income	—	2,496	—	2,496
Other comprehensive income, net of tax effect of $(412)	—	—	841	841
Cash dividends ($0.48 per share)	—	(1,808)	—	(1,808)
Amortization of unearned compensation, restricted stock awards	79	—	—	79
Issuance of common stock - non-vested shares (3,984 shares)	—	—	—	—
Issuance of common stock - vested shares (5,139 shares)	90	—	—	90
Repurchase of common stock (382 shares)	(7)	—	—	(7)
Tax Cuts and Jobs Act - reclassification adjustment	—	(21)	21	—
Balance, December 31, 2017	$15,526	$40,491	$125	$56,142

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$2,496	$3,674	$(612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,337	1,450	1,421
Loss on disposal of fixed assets	—	—	32
Provision for (recovery of) loan losses	520	(508)	8,000
Gain on sale or impairment of other real estate owned	—	—	(31)
Gain on interest rate swaps	(12)	(24)	(44)
Deferred tax expense (benefit)	1,356	229	(1,192)
Gain on sale and call of securities	—	(1)	(4)
Origination of mortgage loans held for sale	(440)	—	—
Proceeds from mortgage loans held for sale	450	—	—
Gain on mortgage loans held for sale	(10)	—	—
Issuance of vested restricted stock	90	68	60
Tax effect of restricted stock awards	—	42	22
Amortization of security premiums, net	215	72	46
Amortization of unearned compensation, net of forfeiture	126	207	28
Bank-owned life insurance income	(362)	(361)	(796)
Changes in assets and liabilities:
Increase in other assets	189	2,131	636
Decrease in other liabilities	(122)	(405)	(925)
Net cash provided by operating activities	5,833	6,574	6,641
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	12,934	14,222	13,349
Purchase of securities available for sale	(34,215)	(9,854)	(11,798)
Purchase of premises and equipment	(644)	(289)	(845)
(Issuance) redemptions of restricted securities, net	236	(496)	8
Loan originations, net	(39,665)	(15,460)	(16,157)
Proceeds from sale of other real estate owned	—	—	614
Net cash used in investing activities	(61,354)	(11,877)	(14,829)
Cash Flows from Financing Activities
Increase in demand deposits, NOW accounts and savings accounts	18,281	19,485	23,286
Increase (decrease) in time deposits	5,585	2,378	(24,207)
Decrease in Federal Home Loan Bank advances	(5,076)	(71)	(68)
Cash dividends paid on common stock	(1,808)	(1,803)	(1,984)
Repurchase of common stock	(7)	(55)	—
Net cash provided by (used in) financing activities	16,975	19,934	(2,973)
Increase (decrease) in cash and cash equivalents	(38,546)	14,631	(11,161)
Cash and Cash Equivalents
Beginning	67,846	53,215	64,376
Ending	$29,300	$67,846	$53,215
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,033	$1,839	$2,040
Income taxes	$600	$—	$266
Supplemental Disclosures of Noncash Investing Activities
Loans transferred to other real estate owned	$—	$—	$533
Unrealized gain (loss) on securities available for sale, net of tax effect	$735	$(536)	$(389)
Unrealized gain on interest rate swap, net of tax effect	$14	$207	$10
Changes in benefit obligations and plan assets for defined benefit and post-retirement benefit plans, net of tax effect	$92	$52	$20

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Fauquier Bankshares, Inc. (the “Company”) is the holding company of The Fauquier Bank (the “Bank”) and Fauquier Statutory Trust II (“Trust II”). The Bank provides commercial, financial, agricultural, residential and consumer loans to customers primarily in Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The purpose of the September 2006 Trust II issuance was to use the proceeds to redeem the existing capital security Trust I issued on March 26, 2002.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”) and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, the Bank; and the Bank's wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC (formed with the sole purpose of holding foreclosed property).  All significant intercompany balances and transactions have been eliminated.

GAAP clarifies the rules for consolidation of certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to deconsolidation under the guidance if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of GAAP are required to be consolidated with their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s losses, receives a majority of its expected returns, or both.  Management has determined that the Trust II qualifies as a variable interest entity. Trust II issued mandatorily redeemable capital securities to investors and loaned the proceeds to the Company. Trust II held, as its sole asset, subordinated debentures issued by the Company in 2006. The deconsolidation resulted in the Company’s investment in the common securities of Trust II being included in other assets and a corresponding increase in outstanding debt of $124,000.

Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. The Company has no securities in this category. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment (“OTTI”), management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) whether the Company intends to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and whether the Company expects to recover the security’s entire amortized cost basis. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Bank is required to maintain an investment in the capital stock of certain correspondent banks. No readily available market exists for this stock and it has no quoted market value. These investments are recorded at cost and they are reported on the Company’s consolidated balance sheets as restricted investments.

Loans
Loans are presented on the consolidated balance sheets at their recorded investment, which represents the unpaid principal balances, less the allowance for loan losses, partial charge-offs and the net of unamortized deferred loan fees and costs.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances, adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage, commercial and installment loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Loans are typically charged-off no later than 180 days past due. In all cases, loans are placed on nonaccrual and charged-off sooner if principal or interest is considered uncollectable.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses
The allowance for loan losses is adjusted through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of loan principal is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

All loans are risk rated on a 1-9 grading system:
●	Level 1 through 5 are loans with minimal to marginally acceptable risk (Pass)
●	Level 6 are loans with potential weaknesses identified (Special mention)
●	Level 7 are loans with well-defined weaknesses that may result in possible losses (Substandard)
●	Level 8 are loans that are unlikely to be repaid in full and will probably result in losses (Doubtful)
●	Level 9 are loans that will not be repaid in full and losses will occur (Loss)

The allowance consists of specific and general components as defined by GAAP. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonimpaired loans and is based on historical loss experience adjusted for qualitative factors and is also maintained to cover uncertainties that could affect management’s estimate of probable losses. This includes an unallocated portion of the allowance which reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio. Individual portfolio segments are evaluated on a rolling quarterly basis for the most recent 12 quarters through a rating matrix of internal and external qualitative factors by the following categories: delinquency, loss history, and nonperforming loans.

The Company has identified the following as loan segments and classes: commercial and industrial, commercial real estate, construction and land, residential real estate, home equity lines of credit, student and consumer.  Risk characteristics are evaluated for each portfolio segment by reviewing external factors such as: unemployment, new building permits, bankruptcies, foreclosures, regional economic conditions, competition and regulatory factors. Internal risk characteristics evaluated include: lender turnover, lender experience, lending policy changes, loan portfolio characteristics, collateral, risk rating adjustments, loan concentrations, and loan review analysis.

Loans secured by commercial real estate are subject to a cyclical industry that has economic and collateral value fluctuations. Commercial real estate lending is primarily limited to the Company's specific geographic market area of Fauquier and Prince William counties. Commercial and industrial loans are made to small businesses in the Company's geographic market area that are subject to management, industry and economic fluctuations that can impact cash flow, which is the primary source of repayment. Collateral for these loans is real estate and/or business assets, such as equipment and inventories. This collateral can fluctuate in value based on market conditions and timing of sale. Retail loans, which include residential mortgages, home equity lines of credit, and consumer loans, are made within strict loan policies, procedures, and regulatory compliance guidelines. Retail loans, when compared to commercial and industrial loans and commercial real estate loans, are of relatively smaller amounts made to many diverse customers within the Bank’s specific market area. There is not a dominant industry within the Bank’s defined market area, but due to the Bank’s proximity to Washington, D.C., a significant amount of local employment is directly or indirectly related to the federal government.  All loans within each segment are subject to review by independent third-party consultants for compliance.

Large groups of smaller balance homogeneous loans, such as residential real estate loans, home equity lines of credit, and consumer loans, are collectively evaluated for impairment unless the loan is a troubled debt restructuring (“TDR”).

Commercial and industrial loans, commercial real estate loans, construction loans and residential real estate loans  are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, payment history, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for these loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

A loan is considered a TDR when a borrower is experiencing financial difficulty and, if so, whether the Bank has granted a concession to a borrower by modifying the loan.  All TDRs are individually evaluated for impairment.

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

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities, and credit quality and fair value of loans committed at year-end.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The Company has no uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. Refer to Note 10 “Income Taxes” for additional information on the impact of the Tax Act.

Earnings Per Share
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to restricted stock and are determined using the treasury method.

Stock Compensation Plans
Compensation cost relating to share-based payment transactions is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost for all stock awards is calculated and recognized over the employees' service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the price of the Company’s common stock at the date of the grant is used for restricted awards. There were no options granted in 2017, 2016 or 2015.

Wealth Management Services Division
Securities and other property held by the Wealth Management Services division in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

Other Real Estate Owned (“OREO”)
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and the Company's ability and intention with regard to continued ownership of the properties. The Company may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in net expenses from foreclosed assets and improvements are capitalized.

Use of Estimates
In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, OREO valuation, deferred taxes and fair value measurements.

Marketing
The Company follows the policy of charging the costs of marketing, including advertising, to expense as incurred.

Fair Value Measurements
Fair values of financial instruments are estimated using relevant information and assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect those estimates.

Comprehensive Income (Loss)
Under GAAP, comprehensive income (loss) is defined as the change in equity from transactions and other events from non-owner sources. It includes all changes in equity except those resulting from investments by and distributions to shareholders. Comprehensive income (loss) includes net income (loss) and certain elements of other comprehensive income (loss) such as employers’ accounting for pensions, certain investments in debt and equity securities, and interest rate swaps.

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the asset has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, and are presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current year presentation.  No reclassifications were significant and there was no effect on net income (loss).

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: (1) Require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Require separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact  that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective  approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. To date, the Company has not completed its comprehensive analysis of those leases and is unable to quantify the impact at this time. The Company does not expect the new standard to have a material effect on its expense recognition pattern or, in turn, its consolidated financial statements.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date  based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission filers for years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company's management is addressing compliance requirements, data gathering and archiving resources, and analyzing the potential impact of this standard.

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of Business.” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business - inputs, processes,  and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 31, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU No. 2017-07. “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If separate line item(s) are not used, the line item(s) used in the income statement to present the other components of net benefit cost must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable.  The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period of certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.

During May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this ASU provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017-09 will have on its consolidated financial statements.

During August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

During February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded.  The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.  The Company has elected to reclassify the stranded income tax effects from the Tax Act in the consolidated financial statements for the period ending December 31, 2017.  The amount of this reclassification in 2017 was $21,000.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$52,872	$113	$(608)	$52,377
Obligations of states and political subdivisions	15,124	191	(60)	15,255
Corporate bonds	3,816	476	(153)	4,139
Mutual funds	386	—	(4)	382
	$72,198	$780	$(825)	$72,153

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$40,781	$182	$(459)	$40,504
Obligations of states and political subdivisions	6,228	100	(18)	6,310
Corporate bonds	3,743	—	(958)	2,785
Mutual funds	378	—	(4)	374
	$51,130	$282	$(1,439)	$49,973

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	December 31, 2017
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,320	$1,319
Due after one year through five years	5,400	5,340
Due after five years through ten years	22,834	22,792
Due after ten years	42,258	42,320
Mutual funds	386	382
	$72,198	$72,153

Proceeds from calls and principal repayments of securities available for sale during 2017, 2016 and 2015 were $12.9 million, $14.2 million and $13.3 million, respectively. Gains on calls of securities available for sale were $1,000 and $4,000, during 2016 and 2015, respectively.  There were no gains from calls of securities available for sale during 2017. Securities available for sale totaling $34.2 million, $9.9 million and $11.8 million were purchased in 2017, 2016 and 2015, respectively. There were no OTTI losses on the investment in pooled trust preferred securities in 2017, 2016 and 2015.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government corporations and agencies	$32,512	$(330)	$10,008	$(278)	$42,520	$(608)
Obligations of states and political subdivisions	4,172	(60)	—	—	4,172	(60)
Corporate bonds	—	—	1,540	(153)	1,540	(153)
Mutual funds	382	(4)	—	—	382	(4)
Total temporary impaired securities	$37,066	$(394)	$11,548	$(431)	$48,614	$(825)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Obligations of U.S. Government corporations and agencies	$18,942	$(400)	$1,507	$(59)	$20,449	$(459)
Obligations of states and political subdivisions	293	(18)	—	—	293	(18)
Corporate bonds	503	(136)	2,283	(822)	2,786	(958)
Mutual funds	374	(4)	—	—	374	(4)
Total temporary impaired securities	$20,112	$(558)	$3,790	$(881)	$23,902	$(1,439)

At December 31, 2017, there were 53 securities that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.

The nature of securities which were impaired at December 31, 2017 consisted of three corporate bonds with a cost basis net of OTTI losses totaling $3.8 million and a temporary loss of approximately $153,000. The value of these bonds is based on quoted market prices for similar assets. These corporate bonds are the “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 55 different financial institutions per bond. They have an estimated average maturity of 16 years. These bonds could have been called at par on the five year anniversary date of issuance, which has already passed for all three bonds. The bonds reprice every three months at a fixed rate index above the 3-month London Interbank Offered Rate (“LIBOR”). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow as of December 31, 2017. All three bonds, totaling $4.1 million at fair value, are projected to repay the full outstanding interest and principal, and are classified as performing corporate bond investments. During 2017, $214,000 of interest income was recorded.

Additional information regarding each of the pooled trust preferred securities as of December 31, 2017 follows:

(In thousands)
Cost, net of OTTI loss	Fair Value(1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI Loss	Cumulative Other Comprehensive (Gain) Loss, net of tax benefit
$1,693	$1,540	81.0%	2.9%	16.1%	$325	$101
1,465	1,850	87.0%	4.0%	9.0%	535	(254)
658	749	89.0%	4.3%	6.7%	341	(60)
$3,816	$4,139				$1,201	$(213)
(1)	Current Moody's Ratings range from B2 to Ba2.

The following roll forward reflects the amount, in thousands, related to credit losses recognized in earnings:

Beginning balance as of December 31, 2016	$1,215
Less: Increases in cash flows expected to be collected that are recognized over the remaining life of the security	(14)
Ending balance as of December 31, 2017	$1,201

The carrying value of securities pledged to secure deposits and for other purposes amounted to $47.6 million and $41.9 million at December 31, 2017 and 2016, respectively.

Note 3.	Loans and Allowance for Loan Losses

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

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the years ending December 31, 2017, 2016 and 2015.

	December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for loan losses
Beginning balance, December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(19)	(476)	—	(114)	(31)	(51)	—	—	(691)
Recoveries	154	575	—	2	—	6	3	—	740
Provision (recovery)	(178)	(59)	218	196	27	276	77	(37)	520
Ending balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Ending balances individually evaluated for impairment	$247	$257	$357	$—	$—	$—	$51	$—	$912
Ending balances collectively evaluated for impairment	$271	$1,352	$522	$105	$72	$1,174	$336	$350	$4,182
Loans
Individually evaluated for impairment	$758	$3,631	$5,234	$—	$—	$581	$658		$10,862
Collectively evaluated for impairment	23,655	173,196	48,928	5,068	10,677	186,523	43,890		491,937
Ending balance, December 31, 2017	$24,413	$176,827	$54,162	$5,068	$10,677	$187,104	$44,548		$502,799

	December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for loan losses
Beginning balance, December 31, 2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Charge-offs	(226)	(380)	—	(46)	(36)	(36)	—	—	(724)
Recoveries	1,527	24	—	10	—	—	3	—	1,564
Provision (recovery)	(1,266)	763	(263)	44	(5)	93	(52)	178	(508)
Ending balance, December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Ending balances individually evaluated for impairment	$100	$398	$309	$—	$—	$73	$—	$—	$880
Ending balances collectively evaluated for impairment	$461	$1,171	$352	$21	$76	$870	$307	$387	$3,645
Loans
Individually evaluated for impairment	$227	$3,273	$3,504	$—	$—	$1,410	$70		$8,484
Collectively evaluated for impairment	25,508	161,998	46,273	3,100	13,006	160,973	43,791		454,649
Ending balance, December 31, 2016	$25,735	$165,271	$49,777	$3,100	$13,006	$162,383	$43,861		$463,133

	December 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for loan losses
Beginning balance, December 31, 2014	$516	$1,943	$699	$37	$72	$1,424	$296	$404	$5,391
Charge-offs	(8,525)	(568)	(17)	(10)	(50)	(167)	(50)	—	(9,387)
Recoveries	102	—	—	14	—	52	21	—	189
Provision (recovery)	8,433	(213)	242	(28)	95	(423)	89	(195)	8,000
Ending balance at December 31, 2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Ending balances individually evaluated for impairment	$111	$—	$296	$—	$—	$—	$—	$—	$407
Ending balances collectively evaluated for impairment	$415	$1,162	$628	$13	$117	$886	$356	$209	$3,786
Loans
Individually evaluated for impairment	$217	$2,896	$3,515	$—	—	$419	$70		$7,117
Collectively evaluated for impairment	23,488	157,140	46,340	3,160	15,518	150,156	43,943		439,745
Ending balance, December 31, 2015	$23,705	$160,036	$49,855	$3,160	$15,518	$150,575	$44,013		$446,862

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system as of December 31, 2017 and 2016, respectively:

	December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$21,769	$167,625	$44,006	$5,065	$10,677	$180,119	$40,373	$469,634
Special mention	1,152	4,243	143	3	—	763	813	7,117
Substandard	1,492	4,959	10,013	—	—	6,222	3,362	26,048
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$24,413	$176,827	$54,162	$5,068	$10,677	$187,104	$44,548	$502,799

	December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$20,956	$153,486	$39,342	$3,097	$13,006	$152,730	$40,253	$422,870
Special mention	3,007	4,691	6,525	3	—	1,890	890	17,006
Substandard	1,772	7,094	3,910	—	—	7,763	2,718	23,257
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$25,735	$165,271	$49,777	$3,100	$13,006	$162,383	$43,861	$463,133

The following table presents the aging of the recorded investment in past due loans and nonaccrual loans as of December 31, 2017 and 2016 by loan class.

	December 31, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Greater than 90 Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$83	$153	$60	$296	$24,117	$24,413	$49	$140
Commercial real estate	—	1,404	—	1,404	175,423	176,827	—	936
Construction and land	430	—	1,335	1,765	52,397	54,162	—	1,335
Consumer	5	22	—	27	5,041	5,068	—	—
Student	504	512	1,616	2,632	8,045	10,677	1,616	—
Residential real estate	637	153	—	790	186,314	187,104	—	181
Home equity lines of credit	337	346	588	1,271	43,277	44,548	—	588
Total	$1,996	$2,590	$3,599	$8,185	$494,614	$502,799	$1,665	$3,180

	December 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Greater than 90 Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$128	$58	$—	$186	$25,549	$25,735	$—	$187
Commercial real estate	—	496	321	817	164,454	165,271	321	496
Construction and land	237	—	—	237	49,540	49,777	—	1,497
Consumer	70	3	—	73	3,027	3,100	—	—
Student	1,163	490	2,538	4,191	8,815	13,006	2,538	—
Residential real estate	302	—	1,343	1,645	160,738	162,383	—	1,343
Home equity lines of credit	249	418	—	667	43,194	43,861	—	—
Total	$2,149	$1,465	$4,202	$7,816	$455,317	$463,133	$2,859	$3,523

The following table presents information related to impaired loans by class as of December 31, 2017 and 2016.

	December 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	2,383	2,383	—	2,429	124
Construction and land	1,829	1,881	—	2,041	56
Residential real estate	581	585	—	591	22
Home equity lines of credit	70	70	—	70	3
Consumer	—	—	—	—	—
Student	—	—	—	—	—
With an allowance recorded:
Commercial and industrial	$758	$788	$247	$791	$29
Commercial real estate	1,248	1,248	257	1,256	58
Construction and land	3,405	3,433	357	3,451	134
Residential real estate	—	—	—	—	—
Home equity lines of credit	588	600	51	594	5
Consumer	—	—	—	—	—
Student	—	—	—	—	—
Total:
Commercial and industrial	$758	$788	$247	$791	$29
Commercial real estate	3,631	3,631	257	3,685	182
Construction and land	5,234	5,314	357	5,492	190
Residential real estate	581	585	—	591	22
Home equity lines of credit	658	670	51	664	8
Consumer	—	—	—	—	—
Student	—	—	—	—	—
Total	$10,862	$10,988	$912	$11,223	$431

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$41	$84	$—	$72	$5
Commercial real estate	2,777	2,777	—	2,837	142
Construction and land	709	709	—	716	35
Residential real estate	410	410	—	415	17
Home equity lines of credit	70	70	—	70	3
Consumer	—	—	—	—	—
Student	—	—	—	—	—
With an allowance recorded:
Commercial and industrial	$186	$207	$100	$201	$3
Commercial real estate	496	496	398	500	24
Construction and land	2,795	2,825	309	2,793	61
Residential real estate	1,000	1,000	73	1,006	27
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Student	—	—	—	—	—
Total:
Commercial and industrial	$227	$291	$100	$273	$8
Commercial real estate	3,273	3,273	398	3,337	166
Construction and land	3,504	3,534	309	3,509	96
Residential real estate	1,410	1,410	73	1,421	44
Home equity lines of credit	70	70	—	70	3
Consumer	—	—	—	—	—
Student	—	—	—	—	—
Total	$8,484	$8,578	$880	$8,610	$317

GAAP requires the impairment of loans that have been separately identified for evaluation be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral.

A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on nonaccrual status may not be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered "insignificant" and would not indicate an impairment  situation, if in management's judgment  the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under GAAP. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible.

At December 31, 2017, there were $2.4 million of commercial loans, including commercial real estate loans, classified as substandard which were deemed not to be impaired because the Bank believes all principal and interest are likely to be collected according to the original loan agreements and are substandard based on their industry or changes in their cash flow. Impaired loans totaled $10.9 million at December 31, 2017, representing an increase of $2.4 million from the year earlier. Approximately $10.1 million of loans classified as impaired at December 31, 2017 were collateralized by commercial buildings, residential real estate, or land. No additional funds are committed to be advanced in connection with impaired loans.

No loans were modified as TDRs during the year ended December 31, 2017 and 2016. There were no defaults on TDRs occurring within twelve months of modification during the years ended December 31, 2017 and 2016.

At December 31, 2017, there were 10 loans in the portfolio, totaling $5.6 million, that have been identified as TDRs. At December 31, 2017, six of the TDR loans were current and performing in accordance with the modified terms, three TDRs totaling $1.3 million were to a single borrower, in nonaccrual status due to continued irregular payments.

At December 31, 2017, the Company had no foreclosed residential real estate property in its possession. There was one residential real estate property with a total carrying value of $65,000 that was in the process of foreclosure.

TDRs on nonaccrual status are included with nonaccrual loans and not with restructured loans.

Note 4.	Related Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders, which totaled $2.9 million and $2.0 million at December 31, 2017 and 2016, respectively. During 2017, total principal additions were $1.0 million and total principal payments were $200,000. During 2016, total principal additions were $348,000 and total principal payments were $500,000. These loans were made on terms and underwriting standards substantially the same as those offered in comparable transactions to other persons.

The Company accepts deposits of executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders on the same terms, including interest rates, as those prevailing at the time of comparable transactions with unrelated persons. The aggregate dollar amount of deposits of executive officers and directors totaled $6.6 million and $4.8 million at December 31, 2017 and 2016, respectively.

Note 5.	Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Land	$4,309	$4,185
Buildings and improvements	22,318	22,050
Furniture and equipment	5,525	5,554
Leasehold improvements	38	38
	32,190	31,827
Accumulated depreciation and amortization	(13,584)	(12,528)
	$18,606	$19,299

Depreciation and amortization expense for years ended December 31, 2017, 2016 and 2015 totaled $1.3 million, $1.5 million and $1.4 million, respectively.

Note 6.	Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2017 and 2016 were $16.0 million and $13.6 million, respectively. As of December 31, 2017 and 2016, brokered deposit balances totaled $17.3 million and $15.6 million, respectively.  Brokered deposits include balances of customers who qualify to participate in the Certificate of Deposit Account Registry Service and Insured Cash Sweep Service.

Overdraft deposits totaling $164,000 and $159,000 were reclassified to loans at December 31, 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of time deposits are as follows:

(In thousands)
2018	$31,162
2019	17,590
2020	12,444
2021	7,416
2022	3,303
and thereafter	—
$71,915

Note 7.	Employee Benefit Plans

Supplemental Executive Retirement Plan
The Company has a defined benefit Supplemental Executive Retirement Plan (“SERP”) for certain executives, in which the contribution is solely funded by the Company. For the years ended December 31, 2017, 2016 and 2015, SERP expenses were $256,000, $311,000 and $223,000 respectively. During 2017, distributions from the plan began for one retiring executive.

The following tables provide a reconciliation of the changes in the SERP’s obligations, in thousands, for the years ended December 31, 2017, 2016 and 2015.

Changes in benefit obligations	2017	2016	2015
Projected benefit obligation, beginning	$2,531	$2,372	$2,181
Service cost	164	213	141
Interest cost	92	97	81
Actuarial (gain)	(141)	(77)	(31)
Benefits paid	(161)	(74)	—
Benefit obligation, ending	$2,485	$2,531	$2,372
Fair value of plan assets, ending	$—	$—	$—
Funded status at December 31,	$(2,485)	$(2,531)	$(2,372)

Amounts recognized on the balance sheets	2017	2016	2015
Other assets, deferred income tax benefit	$542	$861	$806
Other liabilities	2,485	2,531	2,372
Accumulated other comprehensive income (loss)	125	11	(41)

Amounts recognized in accumulated other comprehensive income (loss)
Net gain (loss)	$137	$(4)	$(81)
Prior service cost	21	20	19
Net obligation at transition	—	—	—
Deferred tax benefit (expense)	(33)	(5)	21
Amount recognized	$125	$11	$(41)

Funded status
Benefit obligation	$(2,485)	$(2,531)	$(2,372)
Fair value of assets	—	—	—
Unrecognized net actuarial (gain) loss	—	—	—
Unrecognized net obligation at transition	—	—	—
Unrecognized prior service cost	—	—	—
Accrued benefit cost included in other liabilities	$(2,485)	$(2,531)	$(2,372)

Components of net periodic benefit cost	2017	2016	2015
Service cost	$164	$213	$141
Interest cost	92	97	81
Expected return on plan assets	—	—	—
Amortization of prior service cost	1	1	1
Amortization of net obligation at transition	—	—	—
Recognized net actuarial loss (gain)	—	—	—
Net periodic benefit cost	$257	$311	$223

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)	2017	2016	2015
Net gain	$140	$77	$30
Prior service cost	—	—	—
Amortization of prior service cost	1	1	1
Net obligation at transition	—	—	—
Amortization of net obligation at transition	—	—	—
Total recognized	141	78	31
Less: Income tax effect	27	26	11
Net amount recognized in other comprehensive income (loss)	$114	$52	$20

Total recognized, in thousands, in net periodic benefit costs and other comprehensive (income) loss before income tax

2017	2016	2015
$116	$233	$192

Weighted-average assumptions	2017	2016	2015
Discount rate used for net periodic benefit cost	3.75%	4.00%	3.75%
Discount rate used for disclosures	3.50%	3.75%	4.00%
Expected return on plan assets	NA	NA	NA
Rate of compensation increase	3.25%	3.25%	3.25%

Estimated future benefit payments, in thousands, which reflect expected future service, as appropriate, are as follows.

For the years ending	Amount
December 31, 2018	$148
December 31, 2019	148
December 31, 2020	198
December 31, 2021	202
December 31, 2022	202
Thereafter	1,070

The Company has also established supplemental retirement plans for certain additional executives. The expense for these plans were $33,000 and $7,000 during 2017 and 2016, respectively.

401(k) Plan
The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 (“Code”) Section 401(k) covering all employees who are at least 18 years of age. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution, equal to 100% on the first 6% of compensation deferred for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) expenses for the years ended December 31, 2017, 2016 and 2015 were $685,000, $685,000 and $715,000, respectively.

Deferred Compensation Plans
The Company maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan”). This plan provides that any non-employee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. There were no directors participating in the Deferred Compensation Plan in 2017, 2016 and 2015.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. Deferred compensation expense amounted to $22,000, $16,000 and $45,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program. The Company has recorded, on the consolidated balance sheets, $1.3 million in cash surrender value for these policies as of December 31, 2017, 2016 and 2015, and $93,000, $103,000 and $121,000 in accrued liabilities as of December 31, 2017, 2016 and 2015.  The Company has recorded on the consolidated statements of operations, noninterest income of $28,000, $25,000 and $32,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 8.	Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares, if acquired directly from the Company, as newly issued shares under the DRSPP. There were no new shares issued during 2017, 2016 and 2015. The Company had 236,529 shares available for issuance under the DRSPP at December 31, 2017.

Note 9.	Commitments and Contingent Liabilities

The Bank has entered into three banking facility leases of greater than one year.  Total rent expense was $679,000, $676,000 and $690,000 for 2017, 2016 and 2015, respectively, and was included in occupancy expense.

The Bank has two data processing contractual obligations of greater than one year. The expense for the Bank’s largest primary contractual obligation is for core data processing, and totaled $1.1 million for the years ended December 31, 2017, 2016 and 2015. In addition to core data processing, this contract provides for interchange processing where the expense is based on interchange volume. The interchange expense for 2017, 2016 and 2015 was $739,000, $831,000 and $716,000, respectively, and was more than offset by interchange income on the same transactions. The term of the current data processing obligation began in June 2014 and will end in December 2021, and is included in data processing expense in the Company’s consolidated statements of operations.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term non-cancellable agreements:

(In thousands)	Amount
2018	$2,905
2019	3,002
2020	3,097
2021	3,180
2022	3,265
Thereafter	4,326
Total	$19,775

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final weekly reporting period for the years ended December 31, 2017 and 2016, the aggregate amounts of daily average required balances were approximately $23.8 million and $22.8 million, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia.

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. The Company continues to evaluate the impact on its 2017 tax expense of the revaluation required by the lower corporate tax rate implemented by the Tax Act, which management has estimated to be $1.7 million. During the fourth quarter of 2017, the Company recorded $1.7 million in additional tax expense based on the Company's preliminary analysis of the impact of the Tax Act. The Company's preliminary estimate of the impact of the Tax Act is based on currently available information and interpretation of its provisions. The actual results may differ from the current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions that the Company has preliminarily made. The Company's evaluation of the impact of the Tax Act is subject to refinement for up to one year after enactment per the guidance under Accounting Standards Codification ("ASC") 740, Income Taxes, and Staff Accounting Bulletin No. 118.

The components of the net deferred tax assets included in other assets at December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$1,070	$1,539
Securities available for sale	9	393
Impairment on securities	317	513
Interest on nonaccrual loans	166	276
Accrued vacation	75	121
SERP obligation	542	892
OREO	219	355
Accumulated depreciation	53	—
Restricted stock	58	93
Other	201	282
	2,710	4,464
Deferred tax liabilities:
Accumulated depreciation	—	5
Other	14	8
	14	13
Net deferred tax assets	$2,696	$4,451

The Company has not recorded a valuation allowance for deferred tax assets as management feels it is more likely than not, that they will be ultimately realized.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current tax expense	$1,523	$708	$(232)
Deferred taxes	1,356	229	(1,192)
	$2,879	$937	$(1,424)

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

(In thousands)	2017	2016	2015
Computed “expected” tax expense (benefit)	$1,828	$1,568	$(692)
Impact of the Tax Act	1,687	—	—
Decrease in income taxes resulting from:
Tax-exempt interest income	(254)	(242)	(407)
Tax credits	(422)	(402)	(338)
Other	40	13	13
	$2,879	$937	$(1,424)

Note 11.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	2017		2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	3,764,690	$0.66	3,753,757	$0.98	3,742,725	$	$(0.16)
Effect of dilutive stock awards	8,320		10,172		—
Diluted earnings per share	3,773,010	$0.66	3,763,929	$0.98	3,742,725	$	$(0.16)

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

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s common stock. The effective date of the Plan is March 19, 2009, the date the Company’s Board of Directors approved the Plan, and it has a termination date of December 31, 2019. The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock. The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met. The Company did not grant stock options during 2017, 2016 or 2015 and at December 31, 2017, there were none outstanding.

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

The Company granted awards of non-vested shares to certain officers and vested shares to non-employee directors under the Plan: 10,525 shares, 14,673 shares and 10,227 shares of non-vested restricted stock to executive officers; and 5,139 shares, 4,536 shares and 3,458 shares of vested restricted stock to non-employee directors for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense for these non-vested shares amounted to $79,000, $169,000 and $163,000, net of forfeiture, for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $135,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's equity compensation plans. This type of deferred compensation cost is recognized over a period of three years. Compensation expense for non-employee director shares was $90,000 in 2017, $68,000 in 2016 and $59,000 in 2015 and was recognized at the date the shares were granted.

A summary of the status of the Company’s non-vested restricted shares granted under the above-described plans is presented below:

	2017
	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1,	18,045
Granted	15,664	$17.50
Vested	(9,123)
Forfeited	(6,524)
Non-vested at December 31,	18,062

Performance-Based Stock Rights
The Company granted performance-based stock rights relating to 10,525 shares, 14,382 shares and 10,227 shares to certain officers in the years ended December 31, 2017, 2016 and 2015, respectively, under the Plan. The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted as the market value of the stock changes. The performance-based stock rights shares issued to executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the restricted stock rights were awarded. Until vesting, the shares are not issued and not included in shares outstanding. The awards are subject to the Company reaching a predetermined three year performance average on the return on average equity ratio, also as compared to a predetermined peer group of banks. The compensation expense for performance-based stock rights totaled $48,000, $42,000 and $(148,000) for the years ended December 31, 2017, 2016 and 2015, respectively. In the years ended December 31, 2016 and 2015, previously accrued compensation expense of $7,000 and $206,000 respectively, for performance-based stock rights was recovered because the predetermined metrics were not attained. As of December 31, 2017, there was $86,000 unrecognized compensation cost related to these stock rights. This type of deferred compensation cost is recognized over a period of three years dependent upon management reaching the predetermined goals.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	2017
	Performance Based Stock Rights (Shares)	Weighted Average Fair Value
Non-vested at January 1,	18,045
Granted	10,525
Vested	—
Forfeited	(10,508)
Non-vested at December 31,	18,062	$16.58

Note 13.	Federal Home Loan Bank Advances and Other Borrowings

The Company’s borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) were $7.9 million at December 31, 2017 and $12.9 million at December 31, 2016. At December 31, 2017 and 2016, the fixed interest rates on FHLB advances ranged from 2.06% to 2.82%, respectively, and the weighted average interest rate was 2.54% and 2.46%, respectively.

At December 31, 2017, the Bank had an available line of credit with the FHLB with a borrowing limit of approximately $189.2 million with advances of $7.9 million outstanding. The amount outstanding includes $2.9 million of amortizing balances that will mature with a balloon of $2.4 million in 2022. FHLB advances and the available line of credit were secured by certain first and second lien loans on 1-to-4 unit single-family dwellings and eligible commercial real estate loans of the Bank. As of December 31, 2017, the book value of eligible loans totaled approximately $185.2 million. At December 31, 2016, the advances were secured by similar loans totaling $161.4 million. The amount of available credit is limited to 100% of the market value of qualifying collateral for 1-to-4 unit single-family residential loans, 68% to 84% for home equity loans and 70% for commercial real estate loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The contractual maturities of FHLB advances, in thousands, at December 31, 2017 are as follows:

Due in 2018	$80
Due in 2019	85
Due in 2020	89
Due in 2021	95
Due in 2022	7,511
Thereafter	—
$7,860

As additional sources of liquidity, the Bank has available federal funds purchased lines of credit with seven different commercial banks totaling $60.0 million, and the Federal Reserve Bank of Richmond for $2.3 million. At December 31, 2017, none of the available federal funds purchased lines of credit with various commercial banks were in use.

Note 14.	Dividend Limitations on Affiliate Bank

Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2017, the aggregate amount of unrestricted funds, which could be transferred from the Bank to the Company, without prior regulatory approval, totaled $2.3 million.

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

At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$88,123	$52,380
Standby letters of credit	3,438	3,983
	$91,561	$56,363

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

Note 16.	Derivative Instruments and Hedging Activities

GAAP requires that all derivatives be recognized in the consolidated financial statements at their fair values. On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities as a cash flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income (loss). For a derivative treated as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. The Company uses interest rate swaps to reduce interest rate risk and to manage net interest income.  There was no cash flow hedge ineffectiveness identified during 2017, 2016 and 2015.

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the consolidated financial statements, recognizing changes in fair value in current period income in the consolidated statements of operations.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70% repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 and pays interest expense monthly at the fixed rate of 4.91%. The interest expense on the interest rate swap was $82,000, $103,000 and $118,000 for the years ended December 31, 2017, 2016 and  2015, respectively. In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Floating Rate Junior Subordinated Deferrable Debentures to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap in 2017, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. The interest expense on the interest rate swaps was $47,000, $89,000 and $161,000 in 2017, 2016 and 2015, respectively, and is recorded in loan interest income. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $1.2 million at December 31, 2017 and 2016. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The gains on cash flow hedges included in other comprehensive income (loss), net of tax, were $14,000 and $207,000 as of December 31, 2017 and 2016, respectively.  The gains (losses) on fair value hedges included in interest income were $12,000 and $(12,000) as of December 31, 2017 and 2016, respectively.

The effects of derivative instruments on the consolidated financial statements for December 31, 2017 and 2016 are as follows:

(In thousands)	December 31, 2017
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(119)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	164	Other Assets	6/15/2031
Interest rate swap - fair value	1,219	20	Other Assets	4/9/2025
Interest rate swap - fair value	4,475	49	Other Assets	2/12/2022

(In thousands)	December 31, 2016
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(214)	Other Liabilities	9/15/2020
Interest rate swap forward - cash flow	4,000	238	Other Assets	6/15/2031
Interest rate swap - fair value	1,251	12	Other Assets	4/9/2025
Interest rate swap - fair value	4,598,000	(2,000)	Other Liabilities	2/12/2022

Note 17.	Accumulated Other Comprehensive Income

The following table presents information on changes in accumulated other comprehensive income (loss) for the periods indicated. (1)

(In thousands)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance December 31, 2014	$(200)	$160	$(61)	$(101)
Other comprehensive income before reclassifications	10	(386)	20	(356)
Amounts reclassified from accumulated other comprehensive (loss)	—	(3)	—	(3)
Net current-period other comprehensive income	10	(389)	20	(359)
Balance December 31, 2015	$(190)	$(229)	$(41)	$(460)

Other comprehensive income (loss) before reclassifications	207	(536)	52	(277)
Amounts reclassified from accumulated other comprehensive (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	207	(536)	52	(277)
Balance December 31, 2016	$17	$(765)	$11	$(737)

Other comprehensive income (loss) before reclassifications	20	728	114	862
Amounts reclassified from accumulated other comprehensive (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	20	728	114	862
Balance, December 31, 2017	$37	$(37)	$125	$125

(1)	All amounts are net of tax.

Note 18.	Fair Value Measurements

The Company follows GAAP to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. GAAP clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under GAAP based on these two types of inputs are as follows:

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3). The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party for valuation of its securities. The vendor’s primary source for security valuation is Interactive Data Corporation (“IDC”), which evaluates securities based on market data. IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.

Interest rate swaps: Interest rate swaps are recorded at fair value on a recurring basis. The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party to provide valuations for interest rate swaps using standard swap valuation techniques and therefore classifies such valuations as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 by levels within the valuation hierarchy:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at December 31, 2017
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$52,377	$—	$52,377	$—
Obligations of states and political subdivisions	15,255	—	15,255	—
Corporate bonds	4,139	—	4,139	—
Mutual funds	382	382	—	—
Total available for sale securities	72,153	382	71,771	—
Interest rate swaps	233	—	233	—
Total assets at fair value	$72,386	$382	$72,004	$—

Liabilities at December 31, 2017
Interest rate swaps	$119	$—	$119	$—
Total liabilities at fair value	$119	$—	$119	$—

Assets at December 31, 2016
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$40,504	$—	$40,504	$—
Obligations of states and political subdivisions	6,310	—	6,310	—
Corporate bonds	2,785	—	—	2,785
Mutual funds	374	374	—	—
Total available for sale securities	49,973	374	46,814	2,785
Interest rate swaps	250	—	250	—
Total assets at fair value	$50,223	$374	$47,064	$2,785

Liabilities at December 31, 2016
Interest rate swaps	$216	$—	$216	$—
Total liabilities at fair value	$216	$—	$216	$—

Change in Level 3 Fair Value

	Total Gains (Losses) Realized/Unrealized
(In thousands)	Balance January 1, 2017	Net Income	Other Comprehensive Income (Loss)	Transfers in (out) of Level 3	Balance December 31, 2017
Corporate bonds	$2,785	$73	$1,281	$(4,139)	$—

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans, or the present value of the cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations. At December 31, 2017, the Company’s Level 3 loans for which a reserve has been taken, consisted of one loan totaling $312,000 secured by real estate with reserves of $312,000 and three loans totaling $140,000 secured with business assets and inventory with reserves of $94,000.

Other Real Estate Owned (“OREO”): OREO is measured at fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company considers OREO as nonrecurring Level 3. Total valuation of OREO property was $1.4 million at December 31, 2017 and 2016.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period:

	December 31, 2017
(In thousands)	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$5,087	$—	$5,041	$46
Other real estate owned, net	1,356	—	—	1,356

	December 31, 2016
(In thousands)	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$3,597	$—	$3,509	$88
Other real estate owned, net	1,356	—	—	1,356

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2017 and 2016:

	December 31, 2017
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Impaired Loans	$46	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	90%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$1,402

	December 31, 2016
(In thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Weighted Average
Corporate bonds	$2,785	Market values	Discounted cash flow	0%
Impaired Loans	88	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	81%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$4,229

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

Securities: For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair values are based on quoted market prices for similar securities. See Note 2 “Securities” for further discussion on determining fair value for pooled trust preferred securities.

Loans Receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., 1-to-4 family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (i.e., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans is described above.

Accrued Interest: The carrying amounts of accrued interest approximate fair value.

Bank-owned life insurance: The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheets at their redemption value. This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Interest Rate Swaps: The fair values are based on quoted market prices or mathematical models using current and historical data.

Deposit Liabilities: The fair values disclosed for demand deposits (i.e., interest and noninterest-bearing checking, statement savings and money market accounts) are, by definition, equal to the amount payable at the reporting date (that is, their carrying  amounts). Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

Borrowed Funds: The fair values of the Company’s FHLB advances and other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2017 and December 31, 2016, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values and related carrying amounts of the Company's financial instruments are as follows:

	December 31, 2017
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$29,300	$29,091	$—	$—	$29,091
Securities available for sale	72,153	382	71,771	—	72,153
Restricted investments	1,546	—	1,546	—	1,546
Loans, net	497,705	—	494,143	46	494,189
Accrued interest receivable	1,940	—	1,940	—	1,940
Interest rate swaps	233	—	233	—	233
BOLI	13,234	—	13,234	—	13,234
Total financial assets	$616,111	$29,473	$582,867	$46	$612,386
Liabilities
Deposits	$570,023	$—	$569,297	$—	$569,297
FHLB advances	7,860	—	7,766	—	7,766
Junior subordinated debt	4,124	—	4,116	—	4,116
Accrued interest payable	128	—	128	—	128
Interest rate swaps	119	—	119	—	119
Total financial liabilities	$582,254	$—	$581,426	$—	$581,426

	December 31, 2016
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$67,846	$67,581	$—	$—	$67,581
Securities available for sale	49,973	374	46,814	2,785	49,973
Restricted investments	1,782	—	1,782	—	1,782
Loans, net	458,608	—	455,514	88	455,602
Accrued interest receivable	1,550	—	1,550	—	1,550
Interest rate swaps	250	—	250	—	250
BOLI	12,873	—	12,873	—	12,873
Total financial assets	$592,882	$67,955	$518,783	$2,873	$589,611
Liabilities
Deposits	$546,157	$—	$545,669	$—	$545,669
FHLB advances	12,936	—	12,922	—	12,922
Junior subordinated debt	4,124	—	4,144	—	4,144
Accrued interest payable	112	—	112	—	112
Interest rate swaps	216	—	216	—	216
Total financial liabilities	$563,545	$—	$563,063	$—	$563,063

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

Note 19.	Other Operating Expenses

The principal components of other operating expenses in the consolidated statements of operations are:

(In thousands)	2017	2016	2015
Postage and courier	$196	$192	$171
Paper and supplies	135	148	156
Taxes, other than income taxes	341	351	363
Charge-offs, other than loan charge-offs	320	275	400
Telephone	315	330	331
Directors' compensation	322	240	218
Managed service agreements	409	402	437
Other	1,131	1,160	1,092
	$3,169	$3,098	$3,168

Directors’ compensation is allocated and expensed separately at both the Company and the Bank. The above year-to-year comparisons of directors’ compensation are on a consolidated basis.

Note 20.	Concentration Risk

The Company maintains its cash accounts in several correspondent banks. The balances with these correspondent banks may exceed federally insured limits at times, which management considers a normal business risk.

Note 21.	Capital Requirements

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Based on final rules issued by the Federal Reserve, technical changes were made to align the capital rules with the Basel III regulatory capital framework and to meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements.

On January 1, 2015, the Bank applied changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking regulators (the Basel III Final Rule).  The Bank has made the one-time irrevocable election to continue treating accumulated other comprehensive income (loss) (“AOCI”) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.

Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased-in over a four-year period. When fully phased-in on January 1, 2019, the rules will require the Bank to maintain such minimum ratios plus a 2.5% “capital conservation buffer” (other than for the leverage ratio). The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019. Management believes that the Bank met all capital adequacy requirements to which they are subject to as of December 31, 2017.

As of December 31, 2017, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, common equity Tier 1 capital, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total capital (to risk-weighted assets)	$64,354	12.4%	$41,485	8.0%	$51,856	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	$59,260	11.4%	$23,335	4.5%	$33,707	6.5%
Tier 1 capital (to risk-weighted assets)	$59,260	11.4%	$31,114	6.0%	$41,485	8.0%
Tier 1 capital (to average assets)	$59,260	9.2%	$25,862	4.0%	$32,328	5.0%

As of December 31, 2016
Total capital (to risk-weighted assets)	$62,668	13.2%	$38,075	8.0%	$47,594	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	$58,143	12.2%	$21,417	4.5%	$30,936	6.5%
Tier 1 capital (to risk-weighted assets)	$58,143	12.2%	$28,557	6.0%	$38,075	8.0%
Tier 1 capital (to average assets)	$58,143	9.2%	$25,204	4.0%	$31,505	5.0%

Note 22.	Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (Trust II). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at December 31, 2017 and December 31, 2016 amounted to $4.1 million on each date. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 23.	Parent Company Only Financial Statements

Balance Sheets

(In thousands)	December 31,
Assets	2017	2016
Cash	$243	$511
Interest-bearing deposits in other banks	580	580
Investment in subsidiaries	59,334	57,390
Other assets	310	384
Total assets	$60,467	$58,865
Liabilities and Shareholders' Equity
Junior subordinated debt	$4,124	$4,124
Other liabilities	201	290
Total liabilities	4,325	4,414
Shareholders' Equity
Common stock	15,526	15,364
Retained earnings	40,491	39,824
Accumulated other comprehensive income (loss)	125	(737)
Total shareholders' equity	56,142	54,451

Total liabilities and shareholders' equity	$60,467	$58,865

Statements of Operations
Years Ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
Income
Interest income	$4	$8	$9
Dividends from subsidiaries	1,808	901	1,797
Total interest and dividend income	1,812	909	1,806
Expenses
Interest expense	199	200	199
Legal and professional fees	105	112	107
Directors' fees	212	164	141
Miscellaneous	145	141	143
Total expense	661	617	590
Income before income tax benefits and equity in undistributed (distributed) net income (loss) of subsidiaries	1,151	292	1,216
Income tax benefit	(229)	(207)	(198)
Income before equity in undistributed (distributed) net income (loss) of subsidiaries	1,380	499	1,414
Equity in undistributed (distributed) net income (loss) of subsidiaries	1,116	3,175	(2,026)
Net income (loss)	$2,496	$3,674	$(612)

Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$2,496	$3,674	$(612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Undistributed) distributed earnings of subsidiaries	(1,116)	(3,175)	2,026
Tax effect of restricted stock awards	—	42	22
Issuance of vested restricted stock	90	68	60
Amortization of unearned compensation	79	170	28
(Increase) decrease in other assets	(8)	—	175
Increase in other liabilities	6	2	136
Net cash provided by operating activities	1,547	781	1,835
Cash Flows from Financing Activities
Repurchase of common stock	(7)	(55)	—
Cash dividends paid	(1,808)	(1,803)	(1,984)
Net cash (used in) financing activities	(1,815)	(1,858)	(1,984)
Decrease in cash and cash equivalents	(268)	(1,077)	(149)
Cash and Cash Equivalents
Beginning	1,091	2,168	2,317
Ending	$823	$1,091	$2,168

Note 24.	Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through six limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2033. The Company accounts for the affordable housing investments using the equity method and has recorded $3.8 million $4.0 million in other assets at December 31, 2017 and 2016, respectively. The Company has also recorded $1.0 million and $1.8 million in other liabilities at December 31, 2017 and 2016, respectively, related to unfunded capital commitments through 2019. The related federal tax credits for the years ended December 31, 2017, 2016 and 2015 were $422,000, $406,000 and $502,000 respectively, and were included in income tax expense in the consolidated statements of operations. There were $126,000 in flow-through losses recognized during the year ended December 31, 2017 and $267,000 and $482,000 in the year ended December 31, 2016 and 2015, respectively, that were included in noninterest income.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended December 31, 2017.

There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of December 31, 2017, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2017, based on the 2013 framework criteria.

No changes were made in Management’s internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the Company required by this item is contained in the Company’s definitive proxy statement for the 2018 annual meeting of shareholders to be held on May 15, 2018 (the “2018 proxy statement”) under the captions “Election of Two Class I Directors,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. See Exhibit 14 in the exhibit list contained in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information relating to executive and director compensation is contained in the Company’s 2018 proxy statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership required by this item is contained in the Company’s 2018 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2017 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	18,062	(1)	$16.58	151,174	(2)
Equity compensation plans not approved by security holders	—			—
Total	18,062		$16.58	151,174
(1)	Consists of shares underlying performance-based stock rights that were granted under the Stock Incentive Plan approved by shareholders on May 19, 2009.
(2)	Consists of 350,000 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Stock Incentive Plan approved by shareholders on May 19, 2009.

For additional information concerning the material features of the Company’s equity compensation plans please see Note 12 of the Company's Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is contained in the Company’s 2018 proxy statement under the captions “Meetings and Committees of the Board of Directors” and “Related Party Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained in the Company’s 2018 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(a)	(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed March 20, 2018.

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

10.6	Employment Agreement, dated August 18, 2016, between Fauquier Bankshares, Inc., The Fauquier Bank, and T. Michael York, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed August 19, 2016.

10.7	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated October 21, 2010, incorporated by reference to Exhibit 10.15 to Form 10-Q filed November 8, 2010.

10.7.1	Form of Participation Agreement for Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15.1 to Form 10-Q filed November 8, 2010.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-Q filed August 11, 2006.

21	Subsidiaries of the Fauquier Bankshares, Inc., incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Brown, Edwards & Company, L.L.P.

23.2	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101
The following materials from the Company’s 10-K Report for the period ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the  Consolidated Statements of Cash Flows and (vi) the Notes to the  Consolidated Financial Statements.

ITEM 16. 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By:	/s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
Dated: March 29, 2018

By:	/s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
Dated: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	March 29, 2018
John B. Adams, Jr.

/s/ Randolph T. Minter	Vice Chairman, Director	March 29, 2018
Randolph T. Minter

/s/ Marc J. Bogan	President & Chief Executive Officer, Director	March 29, 2018
Marc J. Bogan	(Principal Executive Officer)

/s/ Christine E. Headly	Executive Vice President & Chief Financial Officer	March 29, 2018
Christine E. Headly	(Principal Financial and Accounting Officer)

/s/ Kevin T. Carter	Director	March 29, 2018
Kevin T. Carter

/s/ Donna D. Flory	Director	March 29, 2018
Donna D. Flory

/s/ Randolph D. Frostick	Director	March 29, 2018
Randolph D. Frostick

/s/ Jay B. Keyser	Director	March 29, 2018
Jay B. Keyser

/s/ Brian S. Montgomery	Director	March 29, 2018
Brian S. Montgomery

/s/ P. Kurt Rodgers	Director	March 29, 2018
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 29, 2018
Sterling T. Strange III