Form 10-Q
period 2018-03-31
FAUQUIER BANKSHARES, INC.
filed 2018-05-11
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had 3,773,603 shares of common stock outstanding as of May 11, 2018.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Cash and due from banks	$7,522	$5,868
Interest-bearing deposits in other banks	59,700	23,424
Federal funds sold	14	8
Securities available for sale, at fair value	69,683	72,153
Restricted investments	2,837	1,546
Mortgage loans held for sale	400	–
Loans	503,091	502,799
Allowance for loan losses	(5,400)	(5,094)
Loans, net	497,691	497,705
Premises and equipment, net	18,386	18,606
Accrued interest receivable	1,822	1,940
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	13,323	13,234
Other assets	9,386	8,773
Total assets	$682,120	$644,613
Liabilities
Deposits:
Noninterest-bearing	$117,997	$115,682
Interest-bearing:
Checking	233,488	245,564
Savings and money market accounts	154,529	136,862
Time deposits	71,227	71,915
Total interest-bearing	459,244	454,341
Total deposits	577,241	570,023
Federal Home Loan Bank advances	37,840	7,860
Junior subordinated debt	4,124	4,124
Other liabilities	6,249	6,464
Total liabilities	625,454	588,471
Shareholders’ Equity
Common stock, par value, $3.13; and additional paid-in capital; authorized 8,000,000 shares; issued and outstanding: 3,773,603 and 3,762,677 shares including 22,569 and 18,062 non-vested shares; respectively	15,634	15,526
Retained earnings	41,624	40,491
Accumulated other comprehensive income (loss), net	(592)	125
Total shareholders’ equity	56,666	56,142
Total liabilities and shareholders’ equity	$682,120	$644,613

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(In thousands, except per share data)	March 31, 2018	March 31, 2017
Interest Income
Interest and fees on loans	$5,753	$4,946
Interest and dividends on securities available for sale:
Taxable interest income	349	254
Tax-exempt interest	94	61
Dividends	20	24
Interest on deposits in other banks	154	130
Total interest income	6,370	5,415
Interest Expense
Interest on deposits	444	340
Interest on federal funds purchased	19	–
Interest on Federal Home Loan Bank advances	140	80
Junior subordinated debt	49	49
Total interest expense	652	469
Net interest income	5,718	4,946
Provision for loan losses	300	50
Net interest income after provision for loan losses	5,418	4,896
Noninterest Income
Trust and estate	372	361
Brokerage fees	41	57
Service charges on deposit accounts	444	485
Interchange fee income, net	285	286
Bank-owned life insurance	89	89
Other service charges, commissions and other income	91	133
Gain on call of securities available for sale	535	–
Gain on sale of mortgage loans held for sale, net	6	–
Total noninterest income	1,863	1,411
Noninterest Expenses
Salaries and benefits	2,968	2,819
Occupancy	605	597
Furniture and equipment	272	398
Marketing	108	140
Legal, audit and consulting	228	279
Data processing	256	328
Federal Deposit Insurance Corporation	100	80
Other operating expenses	944	773
Total noninterest expenses	5,481	5,414
Income before income taxes	1,800	893
Income tax expense	214	125
Net Income	$1,586	$768
Earnings per share, basic	$0.42	$0.20
Earnings per share, assuming dilution	$0.42	$0.20
Dividends per share	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(In thousands)	March 31, 2018	March 31, 2017
Net income	$1,586	$768
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale, net of tax of $149 and $(192), respectively	(437)	373
Reclassification adjustment for gain included in net income, net of tax, $112 and $0, respectively	(423)	–
Interest rate swap, net of tax of $(38) and $(7), respectively	143	14
Total other comprehensive income (loss), net of tax of $223 and $(199), respectively	(717)	387
Total comprehensive income	$869	$1,155

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(In thousands)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$15,364	$39,824	$(737)	$54,451
Net income	–	768	–	768
Other comprehensive income, net of tax effect of ($199)	–	–	387	387
Cash dividends ($0.12 per share)	–	(452)	–	(452)
Amortization of unearned compensation, restricted stock awards	30	–	–	30
Issuance of common stock - vested shares (5,139 shares)	90	–	–	90
Repurchase of common stock (382 shares)	(7)	–	–	(7)
Balance, March 31, 2017	$15,477	$40,140	$(350)	$55,267
Balance, December 31, 2017	$15,526	$40,491	$125	$56,142
Net income	–	1,586	–	1,586
Other comprehensive loss, net of tax of $223	–	–	(717)	(717)
Cash dividends ($0.12 per share)	–	(453)	–	(453)
Amortization of unearned compensation, restricted stock awards	31	–	–	31
Issuance of common stock - vested shares (3,961 shares)	85	–	–	85
Repurchase of common stock (368 shares)	(8)	–	–	(8)
Balance, March 31, 2018	$15,634	$41,624	$(592)	$56,666

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(In thousands)	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net income	$1,586	$768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	356
Provision for loan losses	300	50
(Gain) loss on interest rate swaps	2	(6)
Gain on securities available for sale	(535)	–
Amortization of security premiums, net	94	16
Amortization of unearned compensation, net of forfeiture	50	45
Issuance of vested restricted stock	85	90
Bank-owned life insurance income	(89)	(89)
Origination of mortgage loans held for sale	(628)	–
Proceeds from mortgage loans held for sale	234	–
Gain on mortgage loans held for sale	(6)	–
Changes in assets and liabilities:
Increase in other assets	(76)	(37)
Decrease in other liabilities	(178)	(142)
Net cash provided by operating activities	1,152	1,051
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	3,766	4,077
Purchase of securities available for sale	(1,962)	(9,964)
Purchase of premises and equipment	(93)	(141)
Purchase of restricted investments, net	(1,291)	(21)
Loan originations, net	(374)	7,376
Net cash provided by investing activities	46	1,327
Cash Flows from Financing Activities
Increase in demand deposits, NOW accounts and savings accounts	7,907	7,552
Decrease in time deposits	(688)	(2,606)
Increase (decrease) in FHLB advances	29,980	(19)
Cash dividends paid on common stock	(453)	(452)
Repurchase of common stock	(8)	(7)
Net cash provided by financing activities	36,738	4,468
Increase in cash and cash equivalents	37,936	6,846
Cash and Cash Equivalents
Beginning	29,300	67,846
Ending	$67,236	$74,692
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$628	$475
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax effect	$(437)	$373
Unrealized gain on interest rate swap, net of taxes	$143	$14

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (the “Company”) and its wholly-owned subsidiary, The Fauquier Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).    The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year or any other interim period.

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation. No reclassifications were significant and there was no effect on net income.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. To date, the Company has not completed its analysis of those leases and is unable to quantify the impact at this time.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company’s management is addressing compliance requirements, data gathering and archiving resources, and analyzing the potential impact of this standard.

In March 2017, the FASB issued ASU No. 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date.  Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes.  Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update.   The amendments are effective for annual periods,

including interim periods within those annual periods, beginning after December 15, 2018.  Early adoption is permitted, including adoption in any interim period.  The Company is currently assessing the impact that ASU 2017‐12 will have on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to:  measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-03 to have a material impact on its consolidated financial statements.

Note 2.  Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	March 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$53,313	$26	$(1,315)	$52,024
Obligations of states and political subdivisions	14,754	60	(208)	14,606
Corporate bonds	2,362	313	–	2,675
Mutual funds	388	–	(10)	378
	$70,817	$399	$(1,533)	$69,683

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$52,872	$113	$(608)	$52,377
Obligations of states and political subdivisions	15,124	191	(60)	15,255
Corporate bonds	3,816	476	(153)	4,139
Mutual funds	386	–	(4)	382
	$72,198	$780	$(825)	$72,153

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2018
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,007	$2,001
Due after one year through five years	4,358	4,259
Due after five years through ten years	24,239	23,712
Due after ten years	39,825	39,333
Mutual funds	388	378
	$70,817	$69,683

During the three months ended March 31, 2018, no securities were sold, proceeds from calls and principal repayments were $3.8 million and securities totaling $2.0 million were purchased. During the three months ended March 31, 2017, no securities were sold, proceeds from calls and principal repayments were $4.1 million and securities totaling $10.0 million were purchased.  There were no impairment losses on securities during the three months ended March 31, 2018 and 2017, respectively.

The following table shows the Company’s securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$39,016	$(897)	$9,590	$(418)	$48,606	$(1,315)
Obligations of states and political subdivisions	9,013	(208)	-	-	9,013	(208)
Corporate bonds	-	-	-	-	-	-
Mutual funds	378	(10)	-	-	378	(10)
Total temporary impaired securities	$48,407	$(1,115)	$9,590	$(418)	$57,997	$(1,533)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$32,512	$(330)	$10,008	$(278)	$42,520	$(608)
Obligations of states and political subdivisions	4,172	(60)	–	–	4,172	(60)
Corporate bonds	–	–	1,540	(153)	1,540	(153)
Mutual funds	382	(4)	–	–	382	(4)
Total temporary impaired securities	$37,066	$(394)	$11,548	$(431)	$48,614	$(825)

At March 31, 2018 there were approximately 80 securities that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.

The nature of securities which were temporarily impaired at March 31, 2018 included two corporate bonds with a cost basis net of other-than-temporary impairment (“OTTI”) totaling $2.4 million. The value of these corporate bonds is based on quoted market prices for similar assets. They are “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. The trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of approximately 55 different financial institutions per bond. They have an estimated maturity of 16 years. These bonds could have been called by the Company at par on the five year anniversary date of issuance, which has already passed for all the bonds. The bonds reprice every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”). These bonds have sufficient collateralization and cash flow projections to satisfy their valuation based on the cash flow as of March 31, 2018. These bonds are projected to repay the full outstanding interest and principal and are classified as performing corporate bond investments. During the three months ended March 31, 2018, one corporate bond went to auction and was settled at its face value of $2.0 million, resulting in a gain of $535,000.  During the three months ended March 31, 2018 and 2017, $50,000 and $32,000 of interest income was recorded, respectively.

Additional information regarding each of the pooled trust preferred securities as of March 31, 2018 follows:

(Dollars in thousands)

Cost, net of OTTI	Fair Value (1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI	Cumulative Other Comprehensive Income, net of tax
$1,698	$1,850	81.0%	2.9%	16.1%	$321	$(101)
664	825	88.8%	4.4%	6.8%	336	(106)
$2,362	$2,675				$657	$(207)
(1)	Current Moody’s Ratings is B2.

The following roll forward reflects the amount related to credit losses recognized in earnings :

(In thousands)
Beginning balance as of December 31, 2017	$1,201
Increases in cash flows expected to be collected that are recognized over the remaining life of the securities	(9)
Reduction for security called during the period	(535)
Ending balance as of March 31, 2018	$657

The carrying value of securities pledged to secure deposits and for other purposes amounted to $51.8 million and $47.6 million at March 31, 2018 and December 31, 2017, respectively.

Note 3.  Loans and Allowance for Loan Losses

The Company segregates its loan portfolio into several loan segments:  commercial and industrial, real estate, consumer and student loans.  Real estate loans are segregated into the following classes: construction and land, commercial real estate, residential real estate and home equity lines of credit.  The following tables present the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), and total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	As of and for the Three Months Ended March 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(39)	-	-	(3)	(9)	-	-	-	(51)
Recoveries	6	-	-	3	-	47	1	-	57
Provision (recovery)	160	99	72	(2)	10	(36)	4	(7)	300
Ending balance, March 31, 2018	$645	$1,708	$951	$103	$73	$1,185	$392	$343	$5,400
Ending balances individually evaluated for impairment	$286	$310	$375	$-	$-	$-	$48	$-	$1,019
Ending balances collectively evaluated for impairment	$359	$1,398	$575	$103	$73	$1,185	$345	$343	$4,381
Loans
Individually evaluated for impairment	$875	$3,616	$5,013	–	–	$575	$655		$10,734
Collectively evaluated for impairment	24,166	170,550	50,863	4,624	10,212	189,272	42,670		492,357
Ending balance, March 31, 2018	$25,041	$174,166	$55,876	$4,624	$10,212	$189,847	$43,325		$503,091

	As of and for the Three Months Ended March 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(15)	-	-	(29)	(4)	(51)	-	-	(99)
Recoveries	-	-	-	1	-	-	-	-	1
Provision (recovery)	(75)	59	(28)	52	-	77	(3)	(32)	50
Ending balance, March 31, 2017	$471	$1,628	$633	$45	$72	$969	$304	$355	$4,477

	As of and for the Year Ended December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(19)	(476)	-	(114)	(31)	(51)	-	-	(691)
Recoveries	154	575	-	2	-	6	3	-	740
Provision (recovery)	(178)	(59)	218	196	27	276	77	(37)	520
Ending balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Ending balances individually evaluated for impairment	$247	$257	$357	$-	$-	$-	$51	$-	$912
Ending balances collectively evaluated for impairment	$271	$1,352	$522	$105	$72	$1,174	$336	$350	$4,182
Loans
Individually evaluated for impairment	$758	$3,631	$5,234	$-	$-	$581	$658		$10,862
Collectively evaluated for impairment	23,655	173,196	48,928	5,068	10,677	186,523	43,890		491,937
Ending balance, December 31, 2017	$24,413	$176,827	$54,162	$5,068	$10,677	$187,104	$44,548		$502,799

The following tables present the recorded investment in loans, by portfolio segment, that have been classified according to the internal risk rating system.

	As of March 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$20,507	$165,439	$45,521	$4,621	$10,212	$183,227	$39,220	$468,747
Special mention	3,170	3,843	136	3	–	802	804	8,758
Substandard	1,364	4,884	10,219	–	–	5,818	3,301	25,586
Doubtful	–	–	–	–	–	–	–	–
Loss	–	–	–	–	–	–	–	–
Total	$25,041	$174,166	$55,876	$4,624	$10,212	$189,847	$43,325	$503,091

	As of December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$21,769	$167,625	$44,006	$5,065	$10,677	$180,119	$40,373	$469,634
Special mention	1,152	4,243	143	3	–	763	813	7,117
Substandard	1,492	4,959	10,013	–	–	6,222	3,362	26,048
Doubtful	–	–	–	–	–	–	–	–
Loss	–	–	–	–	–	–	–	–
Total	$24,413	$176,827	$54,162	$5,068	$10,677	$187,104	$44,548	$502,799

The following table presents the aging of the recorded investment in past due loans and nonaccrual loans, by portfolio segment.

	As of March 31, 2018
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$3	$14	$263	$280	$24,761	$25,041	$-	$263
Commercial real estate	–	–	1,327	1,327	172,839	174,166	-	1,327
Construction and land	1,050	–	1,335	2,385	53,491	55,876	-	1,335
Consumer	25	5	–	30	4,594	4,624	-	–
Student	685	684	1,330	2,699	7,513	10,212	1,330	–
Residential real estate	496	316	152	964	188,883	189,847	152	178
Home equity lines of credit	561	80	1,205	1,846	41,479	43,325	620	585
Total	$2,820	$1,099	$5,612	$9,531	$493,560	$503,091	$2,102	$3,688

	As of December 31, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$83	$153	$60	$296	$24,117	$24,413	$49	$140
Commercial real estate	-	1,404	–	1,404	175,423	176,827	–	936
Construction and land	430	–	1,335	1,765	52,397	54,162	–	1,335
Consumer	5	22	–	27	5,041	5,068	–	–
Student	504	512	1,616	2,632	8,045	10,677	1,616	–
Residential real estate	637	153	–	790	186,314	187,104	–	181
Home equity lines of credit	337	346	588	1,271	43,277	44,548	–	588
Total	$1,996	$2,590	$3,599	$8,185	$494,614	$502,799	$1,665	$3,180

The following table presents information related to impaired loans, by portfolio segment.

	March 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Commercial real estate	2,390	2,404	-	2,387	19
Construction and land	795	795	-	906	10
Student	-	-	-	-	-
Residential real estate	575	584	-	578	4
Home equity lines of credit	70	70	-	70	1
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$875	$905	$286	$891	$8
Commercial real estate	1,226	1,226	310	1,421	10
Construction and land	4,218	4,298	375	4,218	-
Student	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity lines of credit	585	600	48	587	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$875	$905	$286	$891	$8
Commercial real estate	3,616	3,630	310	3,808	29
Construction and land	5,013	5,093	375	5,124	10
Student	-	-	-	-	-
Residential real estate	575	584	-	578	4
Home equity lines of credit	655	670	48	657	1
Consumer	-	-	-	-	-
Total	$10,734	$10,882	$1,019	$11,058	$52

	December 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Commercial real estate	2,383	2,383	-	2,429	124
Construction and land	1,829	1,881	-	2,041	56
Student	-	-	-	-	-
Residential real estate	581	585	-	591	22
Home equity lines of credit	70	70	-	70	3
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$758	$788	$247	$791	$29
Commercial real estate	1,248	1,248	257	1,256	58
Construction and land	3,405	3,433	357	3,451	134
Student	-	-	-	-	-
Residential real estate	588	-	-	-	-
Home equity lines of credit	-	600	51	594	5
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$758	$788	$247	$791	$29
Commercial real estate	3,631	3,631	257	3,685	182
Construction and land	5,234	5,314	357	5,492	190
Student	-	-	-	-	-
Residential real estate	1,169	585	-	591	22
Home equity lines of credit	70	670	51	664	8
Consumer	-	-	-	-	-
Total	$10,862	$10,988	$912	$11,223	$431

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

A loan is considered impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on nonaccrual status may not be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered “insignificant” and would not indicate an impairment situation, if in management’s judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under U.S. GAAP. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible.

At March 31, 2018, there were 11 loans in the portfolio, totaling $5.2 million, that have been identified as TDR, of which, seven were current and performing in accordance with the modified terms.   At March 31, 2017, there were 10 loans in the portfolio, totaling $6.1 million, that have been identified as a troubled debt restructure (“TDR”), of which six were current and performing in accordance with the modified terms.  Loan modifications that were classified as TDRs during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial	1	$191,000	$191,000	–	–	–

There were no defaults on TDRs occurring within 12 months of modification during the three months ended March 31, 2018 and 2017.

At March 31, 2018, the Company had no foreclosed residential real estate property in its possession or in the process of foreclosure.  At March 31, 2017, the Company had one foreclosed residential real estate property in its possession or in the process of foreclosure with a recorded investment of $52,000.

Note 4.  Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (“Trust II”). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three month LIBOR. Interest is paid quarterly. Total capital securities at March 31, 2018 and December 31, 2017 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 5.  Derivative Instruments and Hedging Activities

U.S. GAAP requires that all derivatives be recognized in the consolidated financial statements at their fair values. On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities, as a cash flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income. For a derivative treated as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in interest income. The Company uses interest rate swaps to reduce interest rate risk and to manage net interest income.  There was no cash flow hedge ineffectiveness identified for the three months ended March 31, 2018 and 2017.

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value, recognizing changes in fair value in current period income in the consolidated statements of income.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures, and pays interest expense monthly at the fixed rate of 3.82%. The interest expense on the interest rate swap was $15,000 and $22,000 for the three months ended March 31, 2018 and 2017, respectively.  In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Floating Rate Junior Subordinated Deferrable Interest Debentures to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap for the three months ended March 31, 2018 and 2017, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. The interest expense on the interest rate swaps was $4,000 and $16,000 for the three months ended March 31, 2018 and 2017, respectively.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $1.2 million at March 31, 2018.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the Consolidated Financial Statements as of March 31, 2018 and December 31, 2017 are as follows:

(In thousands)	March 31, 2018
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(63)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	289	Other Assets	6/15/2031
Interest rate swap - fair value	1,166	47	Other Assets	4/9/2025
Interest rate swap - fair value	4,327	108	Other Assets	2/12/2022

(In thousands)	December 31, 2017
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(119)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	164	Other Assets	6/15/2031
Interest rate swap - fair value	1,219	20	Other Assets	4/9/2025
Interest rate swap - fair value	4,475	49	Other Assets	2/12/2022

Note 6.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,768,197	$0.42	3,761,501	$0.20
Effect of dilutive stock awards	8,917		7,175
Diluted earnings per share	3,777,114	$0.42	3,768,676	$0.20

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

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s common stock. The effective date of the Plan is March 19, 2009, the date the Company’s Board of Directors approved the Plan, and it has a termination date of December 31, 2019. The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock. The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met. The Company did not grant stock options during the three months ended March 31, 2018 and 2017 and there were no options outstanding at March 31, 2018 and 2017.

Restricted Shares

The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to certain officers are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the restricted shares were awarded. Compensation expense for these shares is recognized over the three-year period. The restricted shares issued to nonemployee directors are not subject to a vesting period; however, they are subject to certain restrictions for the three-year period.  Compensation expense for nonemployee directors is recognized at the date the shares are granted.

The Company has granted 7,333 and 10,525 shares of non-vested restricted stock to certain officers and 3,961 and 5,139 shares of vested restricted stock to non-employee directors during the three months ended March 31, 2018 and 2017, respectively. Compensation expense for the non-vested shares was $31,000 and $30,000, net of forfeitures, for the three months ended March 31, 2018 and 2017, respectively.  For the three months ended March 31, 2018 and 2017, there was $249,000 and $295,000 of total unrecognized compensation expense related to these non-vested shares, which will be recorded in conjunction with the remaining vesting periods.  For the three months ended March 31, 2018 and 2017, $85,000 and $90,000 of compensation expense was recognized for nonemployee director shares, respectively.

A summary of the status of the Company’s non-vested restricted shares granted under the Plan is presented below:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested shares, beginning	18,062	$16.44	18,045	$15.04
Granted	11,294	21.47	15,664	17.50
Vested	(6,419)	21.47	(9,123)	16.74
Forfeited	(368)	21.47	–	–
Non-vested shares, ending	22,569	$17.98	24,586	$15.98

The Company granted 6,867 and 10,525 shares of performance-based stock rights with respect to certain officers during the three months ended March 31, 2018 and 2017, respectively. The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted as the market value of the stock changes. The performance-based stock rights are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded. Until vesting, the shares are not issued and not included in shares outstanding. The awards are subject to the Company reaching a predetermined three-year performance average on the return on average equity ratio, compared to a predetermined peer group of banks. Compensation expense for performance-based stock rights totaled $19,000 and $15,000 for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018 and 2017, there was $171,000 and $101,000 of total unrecognized compensation expense, respectively, related to non-vested share-based compensation arrangements granted under the Plan.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Performance Based Stock Rights	Weighted Average Fair Value	Performance Based Stock Rights	Weighted Average Fair Value
Non-vested shares, beginning	18,062	$16.44	18,045	$15.72
Granted	6,867	21.47	10,525	17.50
Vested	—	—	—	—
Forfeited	(2,826)	21.47	(3,984)	15.75
Non-vested shares, ending	22,103	$17.90	24,586	$16.49

Note 8.  Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 (“Code”) Section 401(k) covering all employees who are at least 18 years of age. Under the plan, a participant may contribute an amount equal to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred, for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) plan expenses for the three months ended March 31, 2018 and 2017 were $172,000 and $194,000, respectively.

The Company maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan”). This plan provides that any non-employee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. No directors participated in the Deferred Compensation Plan during the three months ended March 31, 2018 and 2017.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense for the three months ended March 31, 2018 was $13,000.  There was no deferred compensation expense for the three months ended March 31, 2017.  Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  Income on these life insurance policies amounted to $7,100 and $7,000 for three months ended March 31, 2018 and 2017, respectively.  The Company has recorded on its consolidated balance sheets $1.3 million in cash surrender value of these policies at March 31, 2018 and December 31, 2017, and $98,000 and $93,000, respectively, in accrued liabilities.

Note 9.  Fair Value Measurement

U.S. GAAP requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, effective for financial statement periods beginning after December 15, 2017.  Therefore, the fair value presented herein may not be comparable to prior periods.  Methodologies utilized are as follows:

•

Income Approach:  Fair value is determined based on a discounted cash flow analysis.  The discounted cash flow analysis was based on the contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk.

•

Asset Approach:  Fair value is determined based on the estimated values of the underlying collateral or individual analysis of receipts.  This provides a better indication of value than the contractual income streams when loans are not performing or exhibit strong signs indicative of nonperformance.

Fair value has been estimated in accordance with U.S. GAAP, and is intended to represent the price that would be received in an orderly transaction between market participants as of the measurement date.  In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, at least one significant assumption not observable in the market was utilized.  These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability.  Inputs to these valuation techniques are subjective in nature, involve uncertainties and require significant judgement and therefore cannot be determined with precision.  Accordingly, the fair value estimates presented are not necessarily indicative of the amounts to be realized in a current market exchange.

U.S. GAAP also indicates that fair value estimates are presented according to a fair value hierarchy comprised of three levels.  The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The level within the fair value hierarchy for an asset or liability is based on the highest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest).  A brief description of each level follows:

•	Level 1:Inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2:Inputs are defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3:Inputs are defined as unobservable inputs for the asset or liability.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by levels within the valuation hierarchy:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at March 31, 2018:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$52,024	$-	$52,024	$-
Obligations of states and political subdivisions	14,606	-	14,606	-
Corporate bonds	2,675	-	2,675	-
Mutual funds	378	378	-	-
Total available for sale securities	69,683	378	69,305	-
Interest rate swaps	444	-	444	-
Total assets at fair value	$70,127	$378	$69,749	$-
Liabilities at March 31, 2018:
Interest rate swaps	$63	$-	$63	$-
Total liabilities at fair value	$63	$-	$63	$-

Assets at December 31, 2017:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$52,377	$-	$52,377	$-
Obligations of states and political subdivisions	15,255	-	15,255	-
Corporate bonds	4,139	-	4,139	-
Mutual funds	382	382	-	-
Total available for sale securities	72,153	382	71,771	-
Interest rate swaps	233	-	233	-
Total assets at fair value	$72,386	$382	$72,004	$-

Liabilities at December 31, 2017:
Interest rate swaps	$119	$-	$119	$-
Total liabilities at fair value	$119	$-	$119	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Mortgage Loans Held for Sale:   Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during the three months ended March 31, 2018. Gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of income.

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loans or the fair value of the collateral securing the loans, or the present value of the cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

Other Real Estate Owned (“OREO”): OREO is measured at fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company considers the OREO as nonrecurring Level 3.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017.

	March 31, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$400	$-	$400	$-
Impaired loans, net	5,885	-	5,760	125
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$5,087	$-	$5,041	$46
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 Fair Value Measurements at March 31, 2018 and December 31, 2017.

	March 31, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$125	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	78%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$1,481

	December 31, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$46	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	90%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$1,402

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2018
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$67,236	$67,531	$-	$-	$67,531
Securities available for sale	69,683	378	69,305	-	69,683
Restricted investments	2,837	-	2,837	-	2,837
Mortgage loans held for sale	400	-	400	-	400
Loans, net	497,691	-	-	482,728	482,728
Accrued interest receivable	1,822	-	1,822	-	1,822
Interest rate swaps	444	-	444	-	444
Bank-owned life insurance	13,323	-	13,323	-	13,323
Total financial assets	$653,436	$67,909	$88,131	$482,728	$638,768

Liabilities
Deposits	$577,241	$-	$576,092	$-	$576,092
FHLB advances	37,840	-	37,622	-	37,622
Junior subordinated debt	4,124	-	4,019	-	4,019
Accrued interest payable	152	-	152	-	152
Interest rate swaps	63	-	63	-	63
Total financial liabilities	$619,420	$-	$617,948	$-	$617,948

	December 31, 2017
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$29,300	$29,091	$-	$-	$29,091
Securities available for sale	72,153	382	71,771	-	72,153
Restricted investments	1,546	-	1,546	-	1,546
Loans, net	497,705	-	494,143	46	494,189
Accrued interest receivable	1,940	-	1,940	-	1,940
Interest rate swaps	233	-	233	-	233
Bank-owned life insurance	13,234	-	13,234	-	13,234
Total financial assets	$616,111	$29,473	$582,867	$46	$612,386

Liabilities
Deposits	$570,023	$-	$569,297	$-	$569,297
FHLB advances	7,860	-	7,766	-	7,766
Junior subordinated debt	4,124	-	4,116	-	4,116
Accrued interest payable	128	-	128	-	128
Interest rate swaps	119	-	119	-	119
Total financial liabilities	$582,254	$-	$581,426	$-	$581,426

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

Mortgage loans held for sale:  Fair value for mortgage loans held for sale is based on the price secondary markets are currently offering for similar loans.

Loans:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., 1-4 family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (i.e., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair value for impaired loans is described above.

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

Deposits:  The fair values disclosed for demand deposits (i.e., interest and noninterest-bearing checking, statement savings and money market accounts) are, by definition, equal to the amount payable at the reporting date (that is, their carrying amounts). Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings:  The fair values of the Company’s advances from the Federal Home Loan Bank of Atlanta and other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2018 and December 31, 2017, the fair value of loan commitments and standby letters of credit were deemed immaterial.

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

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and 2017 were:

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total

Balance December 31, 2017	$37	$(37)	$125	$125
Net current-period other comprehensive income (loss)	143	(860)	-	(717)
Balance March 31, 2018	$180	$(897)	$125	$(592)

Balance December 31, 2016	$17	$(765)	$11	$(737)
Net current-period other comprehensive income (loss)	14	373	-	387
Balance March 31, 2017	$31	$(392)	$11	$(350)

Note 11.  Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through six limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2033. The Company accounts for the affordable housing investments using the equity method and has recorded $3.7 million and $3.8 million in other assets at March 31, 2018 and December 31, 2017, respectively, and $1.0 million in other liabilities related to unfunded capital calls through 2020 at March 31, 2018 and December 31, 2017. The related federal tax credits, included in income tax expense in the consolidated statements of income, for the three months ended March 31, 2018 and 2017 were $126,000 and $128,000, respectively.  There were $80,000 and $22,000 in flow-through losses recognized during the three months ended March 31, 2018 and 2017,  respectively, that were recorded in noninterest income.

Note 12. Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and all amendments thereto (collectively, ASU 2014-09), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain/loss from the transfer of nonfinancial assets, such as other real estate owned. The Company adopted ASU 2014-09 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts continue to be reported in accordance with pronouncements in effect prior to January 1, 2018. The adoption of ASU 2014-09 did not result in a change to the accounting for any of the in-scope revenue streams; therefore, no cumulative effect adjustment was recorded.

Most revenue associated with the Company’s financial instruments, including interest income, are outside the scope of ASU 2014-09. The Company’s services that fall within the scope of ASU 2014-09 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. A description of the Company’s primary revenue streams accounted for under ASU 2014-09 follows:

Trust, estate and brokerage fee income:  Income is primarily comprised of fees earned from the management and administration of trusts, estates and other customer assets and by providing investment brokerage services. Fees that are transaction-based (e.g., execution of trades) are recognized on a monthly basis. Other fees, or commissions, are earned over time as the contracted monthly or quarterly services are provided and are generally assessed based on either account activity or the market value of assets under management at month end.

Service charges on deposit accounts:  The Company earns fees from its deposit customers for overdraft and account maintenance services. Overdraft fees are recognized when the overdraft occurs. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the company satisfies the performance obligation. The Company also earns fees from its customers for transaction-based services. Such services include safe deposit box, ATM, stop payment and wire transfer fees. In each case, these service charges and fees are recognized in income at the time or within the same period that the Company’s performance obligation is satisfied.

Interchange fee income, net:  The Company earns interchange fees from debit and credit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

Noninterest income by major source, for the three months ended March 31, 2018 and 2017, consisted of the following:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Noninterest income
Trust and estate (1)	$372	$361
Brokerage fees (1)	41	57
Service charges on deposit accounts (1)	444	485
Interchange fee income, net (1)	285	286
Bank-owned life insurance	89	89
Other service charges, commissions and other income (2)	91	133
Gain on call of securities available for sale	535	–
Gain on sale of mortgage loans held for sale, net	6	–
Total noninterest income	$1,863	$1,411

(1)Income within scope of ASC 606.

(2)	Income within the scope of ASC 606 of $68,000 and $66,000 for the three months ended, March 31, 2018 and 2017, respectively. The remaining balancing is outside the scope of ASC 606.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Fauquier Bankshares, Inc. (the “Company”), and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although the Company believes its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these plans, intentions, or expectations will be achieved.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, the value of the collateral securing loans in the portfolio, demand for loan products, deposit flows, the level of net charge-offs on loans and the adequacy of the allowance for loan losses, competition, demand for financial services in the Company’s market area, the Company’s plans to increase our market share, mergers, acquisitions and dispositions, and tax and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect the Company’s position as of the date of this report.

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

The Bank’s general market area principally includes Fauquier County, Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C.

The basic services offered by the Bank include:  interest and noninterest-bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, automated teller machine (“ATM”), debit and credit cards, cash management, direct deposits, notary services, night depository, prepaid debit cards, cashier’s checks, domestic and international collections, automated teller services, drive-in tellers, mobile and internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as, automobile and other types of consumer financing.   The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank provides ATM cards, as a part of the Maestro, Accel-Exchange, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”), to provide customers multi-million dollar FDIC insurance on certificates of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered trademarks of Promontory Interfinancial Network, LLC.

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

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). Additional revenues are derived from fees for deposit-related and WMS related services.  The Bank’s principal expenses are salaries and benefits and occupancy expense.

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

As of March 31, 2018, the Company had total assets of $682.1 million, net loans of $497.7 million, total deposits of $577.2 million, and total shareholders’ equity of $56.7 million.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial information contained within the Company's statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses in its estimates. In addition, U.S. GAAP itself may change from one previously acceptable accounting method to another method. Although the economics of the Company’s transactions would be the same, the timing of the recognition of the Company’s transactions could change.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance is based on three basic principles of accounting: (i) Accounting Standards Codification (“ASC”) 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) Securities and Exchange Commission (the “SEC”), Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues”, which requires adequate documentation to support the allowance for loan losses estimate.

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

Specifically, the Company uses both external and internal qualitative factors when determining the non-loan-specific allowances. The external factors utilized include: unemployment in the Company’s defined market area of Fauquier County, Prince William County, and the City of Manassas (“market area”), as well as state and national unemployment trends; new residential construction permits for the market area; bankruptcy statistics for the region and the United States; and foreclosure statistics for the market area and the state. Quarterly, these external qualitative factors, as well as relevant anecdotal information, are evaluated from data compiled from local periodicals such as The Washington Post, The Fauquier Times, and The Bull Run Observer, which cover the Company’s market area. Additionally, data is gathered from the Federal Reserve Beige Book for the Richmond Federal Reserve District, Global Insight’s monthly economic review, the George Mason School of Public Policy Center for Regional Analysis, and daily economic updates from various other sources. Internal Bank data utilized includes: past due loan aging statistics, nonperforming loan trends, trends in collateral values, loan concentrations, loan review status downgrade trends, and lender turnover and experience trends. Both external and internal data is analyzed on a rolling twelve quarter basis to determine risk profiles for each qualitative factor. Ratings are assigned through a defined matrix to calculate the allowance consistent with authoritative accounting literature. A narrative summary of the reserve allowance is produced quarterly and reported directly to the Company’s Board of Directors. The Company’s application of these qualitative factors to the allowance for loan losses has been consistent over the reporting period.

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

EXECUTIVE OVERVIEW

This discussion is intended to focus on certain financial information regarding the Company and the Bank and may not contain all the information that is important to the reader. The purpose of this discussion is to provide the reader with a more thorough understanding of the Company’s financial statements. As such, this discussion should be read carefully in conjunction with the consolidated financial statements and accompanying notes contained elsewhere in this report.

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

Net income of $1.6 million for the first quarter of 2018 was an 106.5% increase from net income of $768,000 for the first quarter of 2017. Loans, net of reserve, totaling $497.7 million at March 31, 2018, remained relatively unchanged when compared with December 31, 2017, and increased 10.3% when compared with March 30, 2017. Deposits, totaling $577.2 million at March 31, 2018, increased 1.3% when compared with December 31, 2017, and increased 4.7% when compared with March 31, 2017.  Assets under WMS management, totaling $294.5 million in market value at March 31, 2018, compared with $297.7 million and $305.7 million at December 31, 2017 and March 31, 2017, respectively.

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

The Bank’s nonperforming assets totaled $10.9 million or 1.60% of total assets at March 31, 2018, compared with $10.4 million or 1.61% of total assets at December 31, 2017, and $11.5 million or 1.83% of total assets at March 31, 2017. Nonaccrual loans totaled $3.7 million or 0.73% of total loans at March 31, 2018 compared with $3.2 million or 0.63% of total loans at December 31, 2017, and $3.2 million or 0.70% of total loans at March 31, 2017.  The allowance for loan losses was $5.4 million or 1.07% of total loans at March 31, 2018 compared with $5.1 million or 1.01% of total loans at December 31, 2017 and $4.4 million or 0.98% of loans at March 31, 2017.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

NET INCOME

Net income of $1.6 million for the quarter ended March 31, 2018 was an increase of 106.5% from $768,000 for the same period in 2017.  Earnings per share on a fully diluted basis were $0.42 for the first quarter of 2018 compared with $0.20 for the first quarter of 2017. Profitability as measured by return on average assets and return on average equity increased from 0.50% and 5.68%, respectively, in the first quarter of 2017 to 0.97% and 11.44%, respectively, for the same period in 2018.

NET INTEREST INCOME AND EXPENSE

Net interest income increased $772,000 or 15.6% to $5.7 million for the quarter ended March 31, 2018 from $4.9 million for the quarter ended March 31, 2017. The increase in net interest income was due to the increase in interest and fees on loans, investment securities and interest on deposits in other banks, slightly offset by an increase in interest expense on deposits. The Company’s net interest margin increased to 3.74% in the first quarter of 2018 from 3.52% in the first quarter of 2017.

Total interest income increased $955,000 or 17.6% to $6.4 million for the first quarter of 2018 from $5.4 million for the first quarter of 2017. This increase was due to higher average balances and a 31 basis point increase in the yield on earning assets from 3.85% during the first quarter of 2017 to 4.16% during the first quarter of 2018.

•

The tax-equivalent yield on loans was 4.63% for the first quarter of 2018, compared to 4.42% in the first quarter of 2017. Average loan balances increased $48.9 million or 10.7% from $455.3 million during the first quarter of 2017 to $504.1 million during the first quarter of 2018. These increases resulted in a $807,000 or 16.3% increase in interest and fee income from loans for the first quarter of 2018, compared with the same period in 2017. On a tax equivalent basis, interest and fee income on loans increased $792,000 or 16.0%.

•

Average investment security balances increased $21.2 million from $52.5 million in the first quarter of 2017 to $73.7 million in the first quarter of 2018. The tax-equivalent yield on investments decreased from 2.82% for the first quarter of 2017 to 2.65% for the first quarter of 2018. Interest and dividend income on security investments increased $148,000, from $469,000 for the first quarter of 2017 to $617,000 for the first quarter of 2018, which included an increase in interest income on deposits in other banks of $24,000 from first quarter 2017 to first quarter 2018.

Total interest expense increased $183,000 or 39.0% from $469,000 for the first quarter of 2017 to $652,000 for the first quarter of 2018 primarily due to increases in volume and average rates paid for interest-bearing deposit accounts and FHLB advances.  The average rate on total interest-bearing liabilities increased from 0.43% in the first quarter of 2017 to 0.54% for the first quarter of 2018.

•

Interest paid on deposits increased $104,000 or 30.6% from $340,000 for the first quarter of 2017 to $444,000 for the first quarter of 2018. Average balances on time deposits increased $6.7 million or 10.3% from $64.6 million to $71.3 million, while the average rate increased from 0.96% for the first quarter of 2017 to 1.12% for the first quarter of 2018, resulting in an additional $45,000 in interest expense.  Average savings account balances increased $6.2 million or 7.5% from the first quarter of 2017 to the first quarter of 2018, and the average rate increased from 0.10% for the first quarter of 2017 to 0.18% for the first quarter of 2018, resulting in an increase of $19,000 in interest expense. Average interest-bearing checking balances increased $6.5 million or 2.9% from the first quarter of 2017 to the first quarter of 2018, while the average rate increased from 0.25% for the first quarter of 2017 to 0.29% for the first quarter of 2018, resulting in an increase of $30,000 in interest expense.

•

Interest expense on FHLB advances was $140,000 and $80,000 for the three months ended March 31, 2018 and 2017, respectively. The increase was due to an additional advance needed in the first quarter of 2018 to meet minimum balances required at the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”).  FHLB advances taken in the first quarter of 2018 were short-term and mature in the second quarter of 2018.

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

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$500,896	$5,752	4.66%	$448,417	$4,919	4.45%
Tax-exempt (1)	—	—	—	3,164	41	5.29%
Nonaccrual (2)	3,242	—	—	3,701	—	—
Total Loans	504,138	5,752	4.63%	455,282	4,960	4.42%

Securities
Taxable	59,392	370	2.49%	45,576	278	2.44%
Tax-exempt (1)	14,266	119	3.34%	6,894	92	5.35%
Total securities	73,658	489	2.65%	52,470	370	2.82%

Deposits in other banks	44,587	154	1.40%	66,482	130	0.79%
Federal funds sold	11	—	1.38%	10	—	0.65%
Total earning assets	622,394	6,395	4.16%	574,244	5,460	3.85%

Less: Allowance for loan losses	(5,278)			(4,586)
Total nonearning assets	49,746			50,911
Total Assets	$666,862			$620,569

Liabilities and Shareholders' Equity
Deposits
Demand	$117,486			$112,142
Interest-bearing
NOW	235,184	$168	0.29%	228,649	$138	0.25%
Money market	52,787	38	0.29%	53,392	28	0.21%
Savings	89,254	40	0.18%	83,051	21	0.10%
Time	71,285	198	1.12%	64,621	153	0.96%
Total interest-bearing deposits	448,510	444	0.40%	429,713	340	0.32%

Federal funds purchased	3,778	19	0.00%	3	—	0.00%
FHLB advances	30,517	140	1.86%	12,926	80	2.50%
Junior subordinated debt	4,124	49	4.83%	4,124	49	4.83%
Total interest-bearing liabilities	486,929	652	0.54%	446,766	469	0.43%

Other liabilities	6,211			6,783
Shareholders' equity	56,236			54,878
Total Liabilities & Shareholders' Equity	$666,862			$620,569

Net interest income (tax equivalent basis)		$5,743	3.62%		$4,991	3.42%
Less: tax equivalent adjustment		(325)			(95)
Net interest income		$5,418			$4,896

Interest expense as a percent of average earning assets			0.42%			0.33%
Net interest margin			3.74%			3.52%
(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

RATE VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rates (change in rate multiplied by old volume). Changes in rate-volume, which cannot be separately identified, are allocated proportionately between changes in rate and changes in volume.

	Three Months Ended March 31, 2018 Compared to March 31, 2017
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$833	$575	$258
Loans; tax-exempt (1)	(41)	(41)	-
Securities; taxable	92	85	7
Securities; tax-exempt (1)	27	98	(71)
Deposits in other banks	24	(43)	67
Total Interest Income	935	674	261
Interest Expense
NOW	30	4	26
Money market	10	-	10
Savings	19	2	17
Time	45	16	29
Federal funds purchased	19	-	19
FHLB advances	60	109	(49)
Junior subordinated debt	-	-	-
Total Interest Expense	183	131	52
Net Interest Income	$752	$543	$209
(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $300,000 for the first quarter of 2018 compared to $50,000 for the first quarter of 2017.  Provision expense in the first quarter of 2018 was primarily due to portfolio growth and changes in historical loss rates, adjustments to qualitative factors based on management’s ongoing analysis of economic and environmental factors, and specific reserves on impaired loans.

The amount of the provision for loan loss is based upon management’s evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and nonperforming loans, estimated values of collateral, and the impact of economic conditions on borrowers. The loss history by loan category, prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends are also utilized in determining the allowance. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

NONINTEREST INCOME

Total noninterest income increased $452,000 or 32.0% when comparing the first quarter of 2018 to 2017. The following are the primary components of noninterest income:

•	Trust, estate and brokerage fee income remained stable with a slight decrease of $5,000 or 1.2% compared to the first quarter of 2017.
•

Service charges on deposit accounts decreased $41,000 or 8.5% to $444,000 for the first quarter of 2018 compared to one year earlier. This decrease is attributable to changes in customer behavior and personal management as a result of greater access to account information via mobile technology, along with improved personal cash flow as economic conditions continue to improve.

•

Other service charges, commissions and fees decreased $56,000 or 38.1% from $147,000 in first quarter of 2017 to $91,000 in the first quarter of 2018. This decrease is primarily due to an increase in passive losses recognized in the Company’s affordable housing projects.  These losses will be more than offset in future periods by federal tax credits related to low/moderate income housing and/or buildings of historical significance.

•	A $535,000 gain on call of securities available for sale was recognized in the first quarter of 2018 from the call of a pooled trust preferred security.
•

Gains of $6,000 on mortgage loans held for sale was recognized in the first quarter of 2018.  The Company began originating and selling qualifying residential mortgage loans on the secondary market in the third quarter of 2017.

NONINTEREST EXPENSE

Total noninterest expense remained relatively unchanged when comparing the first quarter of 2018 to 2017, with a slight increase of $67,000.  The following are the primary components of noninterest expense:

•

Salaries and benefits increased $149,000 or 5.3% from first quarter 2017. The increase was primarily due to increases in salary expense as a result the Company’s new secondary market loan origination business line and additional expenses related to incentive compensation, and commissions.

•	Occupancy and furniture and equipment expense decreased $118,000 or 11.9%, and marketing expense decreased $32,000 or 22.9% from first quarter 2017 due to improved management of expenses.
•

Legal, auditing and consulting expense decreased $51,000 or 18.3% from the first quarter of 2017 primarily due to less loan related legal expenses in the first quarter of 2018 compared to the same period in 2017. These fees were higher in 2017 due to expenses related to loans charged-off in prior years.

•	Data processing expense decreased $72,000 or 22.0% from the first quarter of 2017 due to improved management of expenses.
•	FDIC deposit insurance premium expense increased $20,000 from the first quarter of 2017 due to the change in assessment rates.
•

Other operating expenses increased $171,000 or 22.1% from the first quarter of 2017 due to operating expenses associated with the Company’s newly established business lines, including loan production fees and private banking through Wealth Management.

INCOME TAXES

Income tax expense was $214,000 for the quarter ended March 31, 2018 compared with $125,000 for the quarter ended March 31, 2017. The effective tax rate was 11.9% and 14.0% for the first quarters of 2018 and 2017, respectively. The effective tax rate differed from the statutory federal income tax rate due to the Bank’s investment in tax-exempt loans and securities, income from the bank-owned life insurance policies, and community development tax credits. The Company utilized tax credits of $126,000 during the first quarter of 2018 compared with $128,000 for the same quarter in the previous year, and projects that it will utilize $120,000 in additional tax credits over the remainder of 2018.

FINANCIAL CONDITION AT MARCH 31, 2017 AND DECEMBER 31, 2016

Total assets were $682.1 million at March 31, 2018 compared with $644.6 million at December 31, 2017, an increase of $37.5 million or 5.8%.  Total liabilities were $625.5 million, an increase of $37.0 million or 6.3%.  Total shareholders’ equity was $56.7 million, an increase of $524,000 or 0.93%.

•	Cash and cash equivalents increased $37.9 million primarily due to the increase in funds held at the Federal Reserve Bank to meet the minimum reserve requirement for the period.
•

Mortgage loans held for sale was $400,000 at March 31, 2018.  The Company began selling residential mortgage loans on the secondary market in the third quarter of 2017.  These loans are funded at closing with the borrower and are subsequently purchased.  Loans are typically sold within 30 – 45 days of closing.

•

Total deposits increased $7.2 million or 1.3%.  Noninterest-bearing, savings and money market accounts were the primary driver of this growth at $20.0 million, offset by the decrease in NOW and time deposits.

•

Total FHLB advances were $37.8 million, an increase of $30.0 million.  This increase was due to an additional advance needed in the first quarter of 2018 to meet minimum balances required at the Federal Reserve Bank.  FHLB advances taken in the first quarter of 2018 were short-term and mature in the second quarter of 2018.

•

Total shareholders’ equity increased $524,000 or 0.93%.  Primary components of this change were the issuance of restricted stock, growth in net income and market valuations for available for sale securities.

ASSET QUALITY

Nonperforming assets, which include nonperforming loans and other real estate owned, were $10.9 million at March 31, 2018, an increase of $507,000 or 4.9% when compared with December 31, 2017. The allowance for loan losses to total nonperforming loans were 56.64% and 56.43% at March 31, 2018 and December 31, 2017, respectively.  Factors contributing to the changes in nonperforming assets were:

•

Nonaccrual loans were $3.7 million compared with $3.2 million at December 31, 2017.   The addition of two commercial and industrial loans totaling approximately $450,000 represent the changes in nonaccrual loans.  Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

•

Student loans that were greater than 90 days past due and still accruing interest totaled $1.3 million at March 31, 2018, $1.6 million at December 31, 2017 and $2.4 million at March 31, 2017. These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.

•	Loans greater than 90 days past due and still accruing interest totaled $772,000 at March 31, 2018, $49,000 at December 31, 2017 and $1,000 at March 31, 2017.

•

Restructured loans that are not on nonaccrual status totaled $3.7 million at March 31, 2018, $4.2 million at December 31, 2017 and $4.5 million at March 31, 2017.  One loan was modified as a troubled debt restructure (“TDR”) during the quarter ended March 31, 2018. There were no defaults on TDRs occurring within 12 months of modification during the three months ended March 31, 2018 and 2017. At March 31, 2018, there were 11 loans in the portfolio, totaling $5.2 million, that have been identified as TDRs, of which seven were current and performing in accordance with the modified terms.

The increasing trend in the allowance for loan losses reflects loan growth and increases in impaired loans’ specific reserves, loans past due, and nonaccrual loans. These factors are partially offset by improvements in classified loans over the same time period.

The following table sets forth certain information with respect of the Company’s nonperforming assets:

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Nonaccrual loans	$3,688	$3,180	$3,207
Restructured loans still accruing	3,744	4,182	4,541
Student loans greater than 90 days past due and still accruing	1,330	1,616	2,438
Loans greater than 90 days past due and still accruing	772	49	1
Total nonperforming loans	9,534	9,027	10,187
Other real estate owned, net	1,356	1,356	1,356
Total nonperforming assets	$10,890	$10,383	$11,543

Allowance for loan losses to total loans	1.07%	1.01%	0.98%
Nonaccrual loans to total loans	0.73%	0.63%	0.70%
Allowance for loan losses to nonperforming loans	56.64%	56.43%	43.95%
Nonperforming loans to total loans	1.90%	1.79%	2.24%
Nonperforming assets to total assets	1.60%	1.61%	1.83%

CAPITAL

Shareholders’ equity totaled $56.6 million at March 31, 2018 compared with $56.1 million at December 31, 2017. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base. At March 31, 2018 and December 31, 2017, 368  and 382 shares of common stock were repurchased, respectively.

Accumulated other comprehensive loss, net of taxes, was $592,000 at March 31, 2018, compared to accumulated other comprehensive income, net of taxes, of $125,000 at December 31, 2017.

During 2006, the Company established a subsidiary trust that issued $4.0 million of capital securities as part of a separate pooled trust preferred security offering with other financial institutions. Under current applicable regulatory guidelines, the capital securities are treated as Tier 1 capital for purposes of the Federal Reserve’s capital guidelines for bank holding companies, as long as the capital securities and all other cumulative preferred securities of the Company together do not exceed 25% of Tier 1 capital. As previously discussed, banking regulations have established minimum capital requirements for financial institutions, including risk-based capital ratios and leverage ratios. As of March 31, 2018 and December 31, 2017, the Bank falls into the “well capitalized” category as defined by the appropriate regulatory authorities.

The Company and the Bank are subject to various capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures in effect during 2017 established by regulation to ensure capital adequacy required the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). In addition, effective January 1, 2015, a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets was established. Management believes, as of March 31, 2018 and December 31, 2017, the Bank more than satisfies all capital adequacy requirements to which it was subject.

The following table provides information on the regulatory capital ratios for the Bank at March 31, 2018 and December 31, 2017. Management believes that the Bank exceeds all capital adequacy requirements of Basel III, including the full conservation buffer, as of March 31, 2018.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Tier 1 Capital:
Common Equity	$59,767	$59,334
Plus: Unrealized loss on securities available for sale, net	(771)	(30)
Plus: Unrealized benefit obligation for supplemental retirement plans	–	104
Total Tier 1 Capital	60,538	59,260

Tier 2 Capital:
Allowable allowance for loan losses	5,400	5,094
Total Capital:	$65,938	$64,354

Risk Weighted Assets:	$515,782	$518,562
Regulatory Capital Ratios:
Leverage Ratio	9.08%	9.17%
Common Equity Tier 1 Capital Ratio	11.74%	11.43%
Tier 1 Capital Ratio	11.74%	11.43%
Total Capital Ratio	12.78%	12.41%

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2018, liquid assets totaled $208.7 million, or 30.6%, of total assets and 33.4% of total liabilities. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures. Management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

CONTRACTUAL OBLIGATIONS

As of March 31, 2018, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of the Company and the Bank are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on the Company’s performance than inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2018.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject to that, in the opinion of management, may materially impact the financial condition of either the Company or the Bank.

ITEM 1 A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2018, the Company’s Board of Directors authorized the Company to repurchase up to 112,880 shares (3% of common stock outstanding on January 1, 2018) beginning January 1, 2018 and continuing until the next Board reset.  During the three months ended March 31, 2018, 368 shares of common stock were repurchased at an average price of $21.47 per share.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 112,512 shares of the Company’s common stock as of March 31, 2018.

Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual timing, number, and value of shares repurchased under the program will be determined by management.

The following table summarizes repurchases of the Company's common stock that occurred during the three months ended March 31, 2018.

	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under a plan

January 31, 2018	–	–	–	112,880
February 28, 2018	–	–	–	112,880
March 31, 2018	368	$21.47	368	112,512
Total	368	$21.47	368	112,512

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report and this list includes the Exhibit Index.

Exhibit Number	Exhibit Description

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Company’s Form 10-Q Report for the quarterly period ended March 31, 2018, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By: /s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated: May 11, 2018

By: /s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 11, 2018