Form 10-Q
period 2018-06-30
FAUQUIER BANKSHARES, INC.
filed 2018-08-10
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had 3,773,836 shares of common stock outstanding as of August 10, 2018.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and due from banks	$7,929	$5,868
Interest-bearing deposits in other banks	16,744	23,424
Federal funds sold	11	8
Securities available for sale, at fair value	73,079	72,153
Restricted investments	1,561	1,546
Mortgage loans held for sale	344	-
Loans	510,601	502,799
Allowance for loan losses	(4,978)	(5,094)
Loans, net	505,623	497,705
Premises and equipment, net	18,509	18,606
Accrued interest receivable	1,867	1,940
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	13,414	13,234
Other assets	11,092	8,773
Total assets	$651,529	$644,613
Liabilities
Deposits:
Noninterest-bearing checking	$114,065	$115,682
Interest-bearing:
Checking	230,999	245,564
Savings and money market accounts	150,453	136,862
Time deposits	70,318	71,915
Total interest-bearing	451,770	454,341
Total deposits	565,835	570,023
Federal funds purchased	7,820	-
Federal Home Loan Bank advances	9,998	7,860
Junior subordinated debt	4,124	4,124
Other liabilities	6,054	6,464
Total liabilities	593,831	588,471
Shareholders’ Equity
Common stock, par value, $3.13; and additional paid-in capital; authorized 8,000,000 shares; issued and outstanding: 3,773,836 and 3,762,677 shares including 22,569 and 18,062 non-vested shares; respectively	15,673	15,526
Retained earnings	42,820	40,491
Accumulated other comprehensive income (loss), net	(795)	125
Total shareholders’ equity	57,698	56,142
Total liabilities and shareholders’ equity	$651,529	$644,613

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Interest Income
Interest and fees on loans	$5,950	$5,133	$11,703	$10,079
Interest and dividends on securities:
Taxable interest income	356	294	705	548
Tax-exempt interest	95	92	189	153
Dividends	33	27	53	51
Interest on deposits in other banks	106	167	260	297
Total interest income	6,540	5,713	12,910	11,128
Interest Expense
Interest on deposits	553	392	997	733
Interest on federal funds purchased	5	-	24	-
Interest on Federal Home Loan Bank advances	79	67	219	147
Junior subordinated debt	49	50	98	98
Total interest expense	686	509	1,338	978
Net interest income	5,854	5,204	11,572	10,150
Provision for loan losses	12	235	312	285
Net interest income after provision for loan losses	5,842	4,969	11,260	9,865
Noninterest Income
Trust and estate fees	403	412	775	772
Brokerage fees	47	34	88	91
Service charges on deposit accounts	404	499	848	985
Interchange fee income, net	327	335	612	620
Bank-owned life insurance	91	91	180	180
Other service charges, commissions and other income	31	22	122	157
Gain on call of securities available for sale	303	-	838	-
Gain on sale of mortgage loans held for sale, net	18	-	24	-
Total noninterest income	1,624	1,393	3,487	2,805
Noninterest Expenses
Salaries and benefits	2,970	2,770	5,938	5,589
Occupancy	567	584	1,172	1,181
Furniture and equipment	245	248	517	646
Marketing	170	95	278	236
Legal, audit and consulting	272	266	500	546
Data processing	346	316	602	644
Federal Deposit Insurance Corporation	93	61	193	141
Other operating expenses	911	810	1,855	1,582
Total noninterest expenses	5,574	5,150	11,055	10,565
Income before income taxes	1,892	1,212	3,692	2,105
Income tax expense	233	222	447	347
Net Income	$1,659	$990	$3,245	$1,758
Earnings per share, basic	$0.44	$0.26	$0.86	$0.47
Earnings per share, diluted	$0.44	$0.26	$0.86	$0.47
Dividends per share	$0.12	$0.12	$0.24	$0.24

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Net income	$1,659	$990	$3,245	$1,758
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale, net of tax, $3, $(228), $118 and $(416), respectively	(10)	442	(447)	815
Reclassification adjustment for gains included in net income, net of tax, $64, $-, $176 and $-, respectively	(239)	-	(662)	-
Interest rate swaps, net of tax, $(12), $11, $(50) and $4, respectively	46	(22)	189	(8)
Total other comprehensive income (loss), net of tax, $55, $(217), $244 and $(412), respectively	(203)	420	(920)	807
Total comprehensive income	$1,456	$1,410	$2,325	$2,565

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2018 and 2017

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$15,364	$39,824	$(737)	$54,451
Net income	-	1,758	-	1,758
Other comprehensive income, net of tax effect of $(412)	-	-	807	807
Cash dividends ($0.24 per share)	-	(904)	-	(904)
Amortization of unearned compensation, restricted stock awards	64	-	-	64
Issuance of common stock - non-vested shares (3,984 shares)	-	-	-	-
Issuance of common stock - vested shares (5,139 shares)	90	-	-	90
Repurchase of common stock (382 shares)	(7)	-	-	(7)
Balance, June 30, 2017	$15,511	$40,678	$70	$56,259

Balance, December 31, 2017	$15,526	$40,491	$125	$56,142
Net income	-	3,245	-	3,245
Other comprehensive loss, net of tax of $244	-	-	(920)	(920)
Cash dividends ($0.24 per share)	-	(906)	-	(906)
Amortization of unearned compensation, restricted stock awards	65	-	-	65
Reclassification of net unrealized gains on equity securities from Accumulated Other Comprehensive Income per ASU 2016-01	-	(10)	-	(10)
Issuance of common stock - non-vested shares (7,333 shares)	-	-	-	-
Issuance of common stock - vested shares (4,194 shares)	90	-	-	90
Repurchase of common stock (368 shares)	(8)	-	-	(8)
Balance, June 30, 2018	$15,673	$42,820	$(795)	$57,698

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30, 2018 and 2017

	For the Six Months Ended
	June 30,
(In thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$3,245	$1,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	627	693
Provision for loan losses	312	285
Gain on interest rate swaps	(2)	(13)
Gain on calls of securities available for sale	(838)	-
Amortization of security premiums, net	187	59
Amortization of unearned compensation, net of forfeiture	105	106
Issuance of vested restricted stock	90	90
Bank-owned life insurance income	(180)	(180)
Originations of mortgage loans held for sale	(1,132)	-
Proceeds from mortgage loans held for sale	811	-
Gain on mortgage loans held for sale	(24)	-
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,346)	51
Decrease in other liabilities	(370)	(708)
Net cash provided by operating activities	1,485	2,141
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	7,376	7,614
Purchase of securities available for sale	(9,441)	(20,458)
Purchase of premises and equipment	(530)	(351)
(Purchase) redemption of restricted investments, net	(15)	236
Loan originations, net	(8,347)	(4,973)
Net cash used in investing activities	(10,957)	(17,932)
Cash Flows from Financing Activities
Increase (decrease) in noninterest-bearing checking, interest-bearing checking and savings and money market accounts	(2,591)	25,554
Increase (decrease) in time deposits	(1,597)	191
Increase (decrease) in FHLB advances	2,138	(5,038)
Increase in federal funds purchased	7,820	-
Cash dividends paid on common stock	(906)	(904)
Repurchase of common stock	(8)	(7)
Net cash provided by financing activities	4,856	19,796
Increase (decrease) in cash and cash equivalents	(4,616)	4,005
Cash and Cash Equivalents
Beginning	29,300	67,846
Ending	$24,684	$71,851
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,331	$987
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax	$(447)	$815
Unrealized gain (loss) on interest rate swaps, net of tax	$189	$(8)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (the “Company”) and its wholly-owned subsidiary, The Fauquier Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).    The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results expected for the full year or any other interim period.

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation. No reclassifications were significant and there was no effect on net income.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company, to date, has not completed its analysis of those leases and is unable to quantify the impact that ASU 2016-02 will have on its consolidated financial statements at this time; however, based on the current nature of its leases, the Company does not expect any significant adjustments.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”  The amendments expand the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

Note 2.  Securities

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU requires an entity, among other things, to measure equity investments at fair value through net income, with certain exceptions.  The Company began measuring its equity investments at fair value through net income and reclassified $10,000 of Accumulated Other Comprehensive Income (“AOCI”) to retained earnings for the six months ended June 30, 2018, with no effect on total shareholders' equity.

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	June 30, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$59,153	$25	$(1,543)	$57,635
Obligations of states and political subdivisions	14,705	70	(181)	14,594
Corporate bonds	669	181	-	850
	$74,527	$276	$(1,724)	$73,079

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$52,872	$113	$(608)	$52,377
Obligations of states and political subdivisions	15,124	191	(60)	15,255
Corporate bonds	3,816	476	(153)	4,139
Mutual funds	386	-	(4)	382
	$72,198	$780	$(825)	$72,153

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2018
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,003	$1,999
Due after one year through five years	4,316	4,208
Due after five years through ten years	26,594	25,911
Due after ten years	41,614	40,961
	$74,527	$73,079

During the six months ended June 30, 2018, no securities were sold, proceeds from calls and principal repayments were $7.4 million and securities totaling $9.4 million were purchased. During the six months ended June 30, 2017, no securities were sold, proceeds from calls and principal repayments were $7.6 million and securities totaling $20.5 million were purchased.  There were no impairment losses on securities during the six months ended June 30, 2018 and 2017 respectively.

The following table shows the Company’s securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$42,118	$(1,089)	$9,255	$(454)	$51,373	$(1,543)
Obligations of states and political subdivisions	7,839	(161)	587	(20)	8,426	(181)
Total temporary impaired securities	$49,957	$(1,250)	$9,842	$(474)	$59,799	$(1,724)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$32,512	$(330)	$10,008	$(278)	$42,520	$(608)
Obligations of states and political subdivisions	4,172	(60)	-	-	4,172	(60)
Corporate bonds	-	-	1,540	(153)	1,540	(153)
Mutual funds	382	(4)	-	-	382	(4)
Total temporary impaired securities	$37,066	$(394)	$11,548	$(431)	$48,614	$(825)

At June 30, 2018 there were approximately 70 securities that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.

The nature of securities which were temporarily impaired at June 30, 2018 included one corporate bond with a cost basis net of other-than-temporary impairment (“OTTI”) totaling $669,000. The value of this bond is based on quoted market prices for similar assets and is a “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. Trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of several different financial institutions. This bond has an estimated maturity of 16 years and could have been called at par on the five year anniversary date of issuance, which has already passed. The bond reprices every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”) and has sufficient collateralization and cash flow projections to satisfy its valuation as of June 30, 2018. This bond is projected to repay the full outstanding interest and principal and is classified as performing. During the three months ended June 30, 2018, one corporate bond, previously held by the Company, went to auction and was settled at its par value of $2.0 million, resulting in a gain of $303,000.  During the six months ended June 30, 2018, two corporate bonds, previously held by the Company, went to auction and were settled at their par value of $4.0 million, resulting in gains of $838,000.  During the three months ended June 30, 2018 and 2017, $28,000 and $53,000 of interest income was recorded, respectively.  During the six months ended June 30, 2018 and 2017, $79,000 and $104,000 of interest income was recorded, respectively.

Additional information regarding each of the pooled trust preferred securities as of June 30, 2018 follows:

(Dollars in thousands)

Cost, net of OTTI	Fair Value (1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI	Cumulative Other Comprehensive Income, net of tax
$669	$850	88.6%	4.5%	6.9%	$331	$(143)
(1)	Current Moody’s Ratings is B2.

The following roll forward reflects the amount related to credit losses recognized in earnings:

(In thousands)
Beginning balance as of December 31, 2017	$1,201
Increases in cash flows expected to be collected that are recognized over the remaining life of the securities	(32)
Reduction for securities called during the period	(838)
Ending balance as of June 30, 2018	$331

The carrying value of securities pledged to secure deposits and for other purposes amounted to $51.8 million and $47.6 million at June 30, 2018 and December 31, 2017, respectively.

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

	June 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(88)	-	(312)	(10)	(15)	-	(80)	-	(505)
Recoveries	14	10	-	4	-	48	1	-	77
Provision (recovery)	(15)	217	(115)	10	21	77	117	-	312
Ending balance, June 30, 2018	$429	$1,836	$452	$109	$78	$1,299	$425	$350	$4,978
Ending balances individually evaluated for impairment	$79	$372	$22	$-	$-	$-	$41	$-	$514
Ending balances collectively evaluated for impairment	$350	$1,464	$430	$109	$78	$1,299	$384	$350	$4,464
Loans
Individually evaluated for impairment	$642	$3,593	$2,929	$-	$-	$719	$578		$8,461
Collectively evaluated for impairment	28,111	174,406	49,949	4,580	9,995	192,913	42,186		502,140
Ending balance, June 30, 2018	$28,753	$177,999	$52,878	$4,580	$9,995	$193,632	$42,764		$510,601

	June 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(15)	(477)	-	(30)	(12)	(51)	-	-	(585)
Recoveries	49	-	-	1	-	3	1	-	54
Provision (recovery)	(109)	255	132	54	17	71	103	(238)	285
Ending balance, June 30, 2017	$486	$1,347	$793	$46	$81	$966	$411	$149	$4,279

	December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(19)	(476)	-	(114)	(31)	(51)	-	-	(691)
Recoveries	154	575	-	2	-	6	3	-	740
Provision (recovery)	(178)	(59)	218	196	27	276	77	(37)	520
Ending balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Ending balances individually evaluated for impairment	$247	$257	$357	$-	$-	$-	$51	$-	$912
Ending balances collectively evaluated for impairment	$271	$1,352	$522	$105	$72	$1,174	$336	$350	$4,182
Loans
Individually evaluated for impairment	$758	$3,631	$5,234	$-	$-	$581	$658		$10,862
Collectively evaluated for impairment	23,655	173,196	48,928	5,068	10,677	186,523	43,890		491,937
Ending balance, December 31, 2017	$24,413	$176,827	$54,162	$5,068	$10,677	$187,104	$44,548		$502,799

The following tables present the recorded investment in loans, by portfolio segment, that have been classified according to the internal risk rating system.

	June 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$26,498	$167,138	$50,871	$4,577	$9,995	$187,203	$39,119	$485,401
Special mention	1,165	5,862	130	3	-	422	425	8,007
Substandard	1,090	4,999	1,877	-	-	6,007	3,220	17,193
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$28,753	$177,999	$52,878	$4,580	$9,995	$193,632	$42,764	$510,601

	December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$21,769	$167,625	$44,006	$5,065	$10,677	$180,119	$40,373	$469,634
Special mention	1,152	4,243	143	3	-	763	813	7,117
Substandard	1,492	4,959	10,013	-	-	6,222	3,362	26,048
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$24,413	$176,827	$54,162	$5,068	$10,677	$187,104	$44,548	$502,799

The following table presents the aging of the recorded investment in past due loans and nonaccrual loans, by portfolio segment.

	June 30, 2018
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$130	$74	$136	$340	$28,413	$28,753	$-	$210
Commercial real estate	81	1,373	1,615	3,069	174,930	177,999	288	1,327
Construction and land	241	-	423	664	52,214	52,878	201	221
Consumer	61	22	-	83	4,497	4,580	-	-
Student	592	670	1,176	2,438	7,557	9,995	1,176	-
Residential real estate	1,070	137	152	1,359	192,273	193,632	-	325
Home equity lines of credit	492	-	578	1,070	41,694	42,764	-	578
Total	$2,667	$2,276	$4,080	$9,023	$501,578	$510,601	$1,665	$2,661

	December 31, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$83	$153	$60	$296	$24,117	$24,413	$49	$140
Commercial real estate	-	1,404	-	1,404	175,423	176,827	-	936
Construction and land	430	-	1,335	1,765	52,397	54,162	-	1,335
Consumer	5	22	-	27	5,041	5,068	-	-
Student	504	512	1,616	2,632	8,045	10,677	1,616	-
Residential real estate	637	153	-	790	186,314	187,104	-	181
Home equity lines of credit	337	346	588	1,271	43,277	44,548	-	588
Total	$1,996	$2,590	$3,599	$8,185	$494,614	$502,799	$1,665	$3,180

The following table presents information related to impaired loans, by portfolio segment.

	June 30, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$517	$519	$-	$621	$13
Commercial real estate	1,414	1,414	-	1,431	38
Construction and land	2,707	2,707	-	3,303	79
Student	-	-	-	-	-
Residential real estate	719	731	-	726	11
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$125	$159	$79	$134	$-
Commercial real estate	2,179	2,193	372	2,365	20
Construction and land	222	233	22	622	-
Student	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity lines of credit	578	600	41	583	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$642	$678	$79	$755	$13
Commercial real estate	3,593	3,607	372	3,796	58
Construction and land	2,929	2,940	22	3,925	79
Student	-	-	-	-	-
Residential real estate	719	731	-	726	11
Home equity lines of credit	578	600	41	583	-
Consumer	-	-	-	-	-
Total	$8,461	$8,556	$514	$9,785	$161

	December 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Commercial real estate	2,383	2,383	-	2,429	124
Construction and land	1,829	1,881	-	2,041	56
Student	-	-	-	-	-
Residential real estate	581	585	-	591	22
Home equity lines of credit	70	70	-	70	3
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$758	$788	$247	$791	$29
Commercial real estate	1,248	1,248	257	1,256	58
Construction and land	3,405	3,433	357	3,451	134
Student	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity lines of credit	588	600	51	594	5
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$758	$788	$247	$791	$29
Commercial real estate	3,631	3,631	257	3,685	182
Construction and land	5,234	5,314	357	5,492	190
Student	-	-	-	-	-
Residential real estate	581	585	-	591	22
Home equity lines of credit	658	670	51	664	8
Consumer	-	-	-	-	-
Total	$10,862	$10,988	$912	$11,223	$431

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

A loan is considered impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment. A loan on nonaccrual status may not be impaired if it is in the process of collection or if the shortfall in payment is insignificant. A delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payments generally is considered insignificant and would not indicate an impairment situation, if in management’s judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under U.S. GAAP. As is the case for all loans, charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible.

At June 30, 2018, there were eight loans in the portfolio, totaling $3.7 million, that have been identified as a troubled debt restructure (“TDR”), of which, five were current and performing in accordance with the modified terms.  At December 31, 2017, there were 10 loans in the portfolio, totaling $5.6 million, that have been identified as TDR, of which six were current and performing in accordance with the modified terms.  There were no loan modifications that were classified as TDRs during the three and six months ended June 30, 2018 and 2017.  There were no defaults on TDRs occurring within 12 months of modification during the three and six months ended June 30, 2018 and 2017.

For the three and six months ended June 30, 2018 and 2017, the Company had no foreclosed residential real estate property in its possession or in the process of foreclosure.

Note 4.  Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (“Trust II”). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at June 30, 2018 and December 31, 2017 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value, recognizing changes in fair value in current period income in the consolidated statements of income.  There was no cash flow hedge ineffectiveness identified for the three and six months ended June 30, 2018 and 2017.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures, and pays interest expense monthly at the fixed rate of 4.04%. Interest expense on the swap was $11,000 and $21,000 for the three months ended June 30, 2018 and 2017, respectively and $26,000 and $43,000 for the six months ended June 30, 2018 and 2017, respectively.  In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Floating Rate Junior Subordinated Deferrable Interest Debentures to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap for the three and six months ended June 30, 2018 and 2017, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. Interest income on these swaps was $300 for the three months ended June 30, 2018.  Interest expense on these swaps was $13,000 for the three months ended June 30, 2017, and $4,000 and $29,000 for the six months ended June 30, 2018 and 2017, respectively.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $580,000 and $1.2 million at June 30, 2018 and December 31, 2017, respectively.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the consolidated financial statements as of June 30, 2018 and December 31, 2017 are as follows:

(In thousands)	June 30, 2018
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(39)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	324	Other Assets	6/15/2031
Interest rate swap - fair value	1,149	57	Other Assets	4/9/2025
Interest rate swap - fair value	4,276	131	Other Assets	2/12/2022

(In thousands)	December 31, 2017
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(119)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	164	Other Assets	6/15/2031
Interest rate swap - fair value	1,219	20	Other Assets	4/9/2025
Interest rate swap - fair value	4,475	49	Other Assets	2/12/2022

Note 6.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,773,739	$0.44	3,769,201	$0.26	3,770,983	$0.86	3,765,372	$0.47
Effect of dilutive stock awards	10,833		9,331		9,875		8,253
Diluted earnings per share	3,784,572	$0.44	3,778,532	$0.26	3,780,858	$0.86	3,773,625	$0.47

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

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s common stock.  The Company’s Board of Directors approved the Plan, effective March 19, 2009, with a termination date of December 31, 2019. The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock. The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met. The Company did not grant stock options during the three and six months ended June 30, 2018 and 2017 and there were no options outstanding at June 30, 2018 and 2017.

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

The Company has granted 7,333 and 10,525 shares of non-vested restricted stock to certain officers and 4,194 and 5,139 shares of vested restricted stock to nonemployee directors during the six months ended June 30, 2018 and 2017, respectively. Compensation expense, net of forfeitures, for non-vested shares was $34,000 for the three months ended June 30, 2018 and 2017, and $65,000 and $64,000 for the six months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018 and 2017, there was $265,000 and $261,000, respectively, of total unrecognized compensation expense related to these non-vested shares, which will be recorded in conjunction with the remaining vesting periods.  For the three months ended June 30, 2018 compensation expense for nonemployee director shares was $5,000.  There was no compensation expense for nonemployee directors for the three months ended June 30, 2017.  There was $90,000 of compensation expense for nonemployee director shares for the six months ended June 30, 2018 and 2017.

A summary of the status of the Company’s non-vested restricted shares granted under the Plan is presented below:

	June 30, 2018		June 30, 2017
	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Non-vested shares, beginning	18,062	$16.44	18,045	$15.04
Granted	11,527	21.47	15,664	17.50
Vested	(6,652)	21.47	(9,123)	16.74
Forfeited	(368)	21.47	-	-
Non-vested shares, ending	22,569	$17.98	24,586	$15.98

The Company granted 6,867 and 10,525 shares of performance-based stock rights with respect to certain officers during the six months ended June 30, 2018 and 2017, respectively. The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted as the market value of the stock changes. The performance-based stock rights are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded. Until vesting, the shares are not issued and not included in shares outstanding. The awards are subject to the Company reaching a predetermined three-year performance average on the return on average equity ratio, compared to a predetermined peer group of banks. Compensation expense for performance-based stock rights totaled $21,000 and $28,000 for the three months ended June 30, 2018 and 2017, respectively, and $40,000 and $42,000 for the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018 and 2017, there was $227,000 and $234,000 of total unrecognized compensation expense, respectively, related to non-vested share-based compensation arrangements granted under the Plan.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	June 30, 2018		June 30, 2017
	Performance Based Stock Rights	Weighted Average Fair Value Per Share	Performance Based Stock Rights	Weighted Average Fair Value Per Share
Non-vested shares, beginning	18,062	$16.44	18,045	$15.72
Granted	6,867	21.47	10,525	17.50
Vested	-	-	-	-
Forfeited	(2,826)	21.47	(3,984)	15.75
Non-vested shares, ending	22,103	$17.90	24,586	$16.49

Note 8.  Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 (“Code”) Section 401(k) covering all employees who work at least 1,000 hours per year. Under the plan, a participant may contribute an amount equal to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred, for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) plan expenses for the three months ended June 30, 2018 and 2017 were $181,000 and $160,000, respectively, and were $353,000 and $354,000 for the six months ended June 30, 2018 and 2017, respectively.

The Company maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan”). This plan provides that any nonemployee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash-in-lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. No directors participated in the Deferred Compensation Plan during the three and six months ended June 30, 2018 and 2017.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense for the three and six months ended June 30, 2018 was $14,000 and $27,000, respectively.  Deferred compensation expense for the three and six months ended June 30, 2017 was $8,000 and $16,000, respectively.  Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  Income on these life insurance policies amounted to $7,000 for the three months ended June 30, 2018 and 2017, and $14,000 and for six months ended June 30, 2018 and 2017.  The Company has recorded on its consolidated balance sheets $1.3 million in cash surrender value of these policies at June 30, 2018 and December 31, 2017, and $103,000 and $93,000, respectively, in accrued liabilities.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by levels within the valuation hierarchy:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at June 30, 2018:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$57,635	$-	$57,635	$-
Obligations of states and political subdivisions	14,594	-	14,594	-
Corporate bonds	850	-	850	-
Total available for sale securities	73,079	-	73,079	-
Interest rate swaps	512	-	512	-
Total assets at fair value	$73,591	$-	$73,591	$-
Liabilities at June 30, 2018:
Interest rate swaps	$39	$-	$39	$-
Total liabilities at fair value	$39	$-	$39	$-

Assets at December 31, 2017:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$52,377	$-	$52,377	$-
Obligations of states and political subdivisions	15,255	-	15,255	-
Corporate bonds	4,139	-	4,139	-
Mutual funds	382	382	-	-
Total available for sale securities	72,153	382	71,771	-
Interest rate swaps	233	-	233	-
Total assets at fair value	$72,386	$382	$72,004	$-
Liabilities at December 31, 2017:
Interest rate swaps	$119	$-	$119	$-
Total liabilities at fair value	$119	$-	$119	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Mortgage Loans Held for Sale:   Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during the three and six months ended June 30, 2018. Gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017.

	June 30, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$344	$-	$344	$-
Impaired loans, net	2,590	-	2,469	121
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$5,087	$-	$5,041	$46
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 Fair Value Measurements at June 30, 2018 and December 31, 2017.

	June 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$121	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	40%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$1,477

	December 31, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$46	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	90%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$1,402

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2018
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$24,684	$24,759	$-	$-	$24,759
Securities available for sale	73,079	-	73,079	-	73,079
Restricted investments	1,561	-	1,561	-	1,561
Mortgage loans held for sale	344	-	344	-	344
Loans, net	505,623	-	-	495,688	495,688
Accrued interest receivable	1,867	-	1,867	-	1,867
Interest rate swaps	512	-	512	-	512
Bank-owned life insurance	13,414	-	13,414	-	13,414
Total financial assets	$621,084	$24,759	$90,777	$495,688	$611,224

Liabilities
Deposits	$565,835	$-	$564,648	$-	$564,648
Federal funds purchased	9,998	9,998	-	-	9,998
FHLB advances	7,820	-	7,581	-	7,581
Junior subordinated debt	4,124	-	3,986	-	3,986
Accrued interest payable	135	-	135	-	135
Interest rate swaps	39	-	39	-	39
Total financial liabilities	$587,951	$9,998	$576,389	$-	$586,387

	December 31, 2017
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$29,300	$29,091	$-	$-	$29,091
Securities available for sale	72,153	382	71,771	-	72,153
Restricted investments	1,546	-	1,546	-	1,546
Loans, net	497,705	-	494,143	46	494,189
Accrued interest receivable	1,940	-	1,940	-	1,940
Interest rate swaps	233	-	233	-	233
Bank-owned life insurance	13,234	-	13,234	-	13,234
Total financial assets	$616,111	$29,473	$582,867	$46	$612,386

Liabilities
Deposits	$570,023	$-	$569,297	$-	$569,297
FHLB advances	7,860	-	7,766	-	7,766
Junior subordinated debt	4,124	-	4,116	-	4,116
Accrued interest payable	128	-	128	-	128
Interest rate swaps	119	-	119	-	119
Total financial liabilities	$582,254	$-	$581,426	$-	$581,426

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

Securities:  For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities. Restricted securities are carried at cost based on redemption provisions of the issuers. See Note 2 “Securities” for further discussion on determining fair value for pooled trust preferred securities.

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

Off-Balance Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2018 and December 31, 2017, the fair value of loan commitments and standby letters of credit were deemed immaterial.

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

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2018 and 2017 were:

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance December 31, 2017	$37	$(37)	$125	$125
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	-	(10)	-	(10)
Net current-period other comprehensive income (loss)	189	(1,099)	-	(910)
Balance June 30, 2018	$226	$(1,146)	$125	$(795)

Balance December 31, 2016	$17	$(765)	$11	$(737)
Net current-period other comprehensive income (loss)	(8)	815	-	807
Balance June 30, 2017	$9	$50	$11	$70

Note 11.  Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through seven limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2035. The Company accounts for the affordable housing investments using the equity method and has recorded $4.6 million and $3.8 million in other assets at June 30, 2018 and December 31, 2017, respectively, and $1.2 million in other liabilities related to unfunded capital calls through 2021 at June 30, 2018 and December 31, 2017. The related federal tax credits, included in income tax expense in the consolidated statements of income, for the six months ended June 30, 2018 and 2017 were $252,000 and $270,000, respectively.  There were $63,000 and $65,000 in flow-through losses recorded in noninterest income during the three months ended June 30, 2018 and 2017, respectively, and $143,000 and $87,000 in flow-through losses for the six months ended June 30, 2018 and 2017, respectively.

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

Noninterest income by major source, for the three and six months ended June 30, 2018 and 2017, consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Noninterest income
Trust and estate fees (1)	$403	$412	$775	$772
Brokerage fees (1)	47	34	88	91
Service charges on deposit accounts (1)	404	499	848	985
Interchange fee income, net (1)	327	335	612	620
Bank-owned life insurance	91	91	180	180
Other service charges, commissions and other income (2)	31	22	122	157
Gain on call of securities available for sale	303	-	838	-
Gain on sale of mortgage loans held for sale, net	18	-	24	-
Total noninterest income	$1,624	$1,393	$3,487	$2,805
(1)	Income within scope of ASC 606.
(2)

Income within the scope of ASC 606 of $70,000 for the three months ended June 30, 2018 and 2017, and $138,000 for the six months ended June 30, 2018 and 2017. The remaining balancing is outside the scope of ASC 606.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Fauquier Bankshares, Inc. (the “Company”), and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although the Company believes its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these plans, intentions, or expectations will be achieved.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, the value of the collateral securing loans in the portfolio, demand for loan products, deposit flows, the level of net charge-offs on loans and the adequacy of the allowance for loan losses, competition, demand for financial services in the Company’s market area, the Company’s plans to increase market share, mergers, acquisitions and dispositions, and tax and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect the Company’s position as of the date of this report.

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

The basic services offered by the Bank include:  interest and noninterest-bearing demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, automated teller machines (“ATM”), debit and credit cards, cash management, direct deposits, notary services, night depository, cashier’s checks, domestic and international collections, automated teller services, drive-in tellers, mobile and internet banking, telephone banking, and banking by mail. In addition, the Bank makes secured and unsecured commercial and real estate loans, issues stand-by letters of credit and grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as, automobile and other types of consumer financing.   The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank provides ATM cards, as a part of the Maestro, Accel-Exchange, and Plus ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks.  The Bank also is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”), to provide customers multi-million dollar FDIC insurance on certificates of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered trademarks of Promontory Interfinancial Network, LLC.

The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. This division provides personalized services including investment management, financial planning, trust, estate settlement, retirement, insurance, and brokerage services.

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

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities, and short-term investments. The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). Additional revenues are derived from fees for deposit related and WMS related services.  The Bank’s principal expenses are salaries and benefits and occupancy expense.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance is based on three basic accounting principles: (i) Accounting Standards Codification (“ASC”) 450 “Contingencies”, which requires losses to be accrued when they are probable of occurring and estimable, (ii) ASC 310 “Receivables”, which requires losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) Securities and Exchange Commission (the “SEC”), Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues”, which requires adequate documentation to support the allowance for loan losses estimate.

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

OTHER-THAN-TEMPORARY IMPAIRMENT (“OTTI”) FOR SECURITIES.  Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no OTTI. If there is a credit loss, OTTI exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). For equity securities, impairment is considered to be other-than-temporary based on the Company's ability and intent to hold the investment until a recovery of fair value. OTTI of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for OTTI based on criteria that includes the extent to which cost exceeds market price, the duration of any market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

The Company strives to be a top performing community bank by providing financial services in its market including consistent quality customer service, premier technological support, value-added products, a strong commitment to the community and enhancing shareholder value.

Net income was $1.7 million, or $0.44 per diluted share, for the second quarter of 2018, an increase of $669,000 from net income of $1.0 million, or $0.26 per diluted share, for the second quarter of 2017. Net income was $3.2 million for the six months ended June 30, 2018, or $0.86 per diluted share, an increase of $1.5 million from $1.8 million, or $0.47 per diluted share, for the six months ended June 30, 2017.

As of June 30, 2018, the Company had total assets of $651.5 million compared with $644.6 million at December 31, 2017.  Loans, net of the allowance for loan losses, were $505.6 million at June 30, 2018, an increase of $7.9 million from $497.7 million at December 31, 2017.  Deposits, totaling $565.8 million at June 30, 2018, decreased $4.2 million when compared with December 31, 2017 of $570.0 million.  Assets under WMS management, totaling $297.5 million in market value at June 30, 2018, compared with $297.7 million at December 31, 2017.

Net interest income is the largest component of net income, and is the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from nonperforming assets, the amount of prepaying loans, the mix and amount of various deposit types, competition for loans and deposits, and many other factors. These factors are individually difficult to predict, and when taken together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase as average interest-earning assets increase, but this may be offset in part or in whole by a possible contraction in the Bank’s net interest margin resulting from competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

The Bank’s nonperforming assets totaled $9.1 million or 1.40% of total assets at June 30, 2018, compared with $10.4 million or 1.61% of total assets at December 31, 2017. Nonaccrual loans totaled $2.7 million or 0.52% of total loans at June 30, 2018 compared with $3.2 million or 0.63% of total loans at December 31, 2017.  The allowance for loan losses was $5.0 million or 0.98% of total loans at June 30, 2018 compared with $5.1 million or 1.01% of total loans at December 31, 2017.

OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

NET INCOME

Net income was $1.7 million, or $0.44 per diluted share, for the quarter ended June 30, 2018, an increase of $669,000 from $1.0 million, or $0.26 per diluted share for the same period in 2017.  Net income for the six months ended June 30, 2018 was $3.2 million, or $0.86 per diluted share, compared with $1.8 million, or $0.47 per diluted share, for the six months ended June 30, 2017.  Profitability as measured by return on average assets and return on average equity increased to 1.02% and 11.66%, respectively, for the second quarter of 2018 from 0.63% and 7.10%, respectively, for the second quarter of 2017.  Profitability as measured by return on average assets and return on average equity increased to 0.99% and 11.55%, respectively, for the six months ended June 30, 2018 compared with 0.57% and 6.40%, respectively, for the six months ended June 30, 2017.

NET INTEREST INCOME AND EXPENSE

Net interest income increased $650,000 or 12.49% to $5.9 million for the quarter ended June 30, 2018 from $5.2 million for the quarter ended June 30, 2017.   For the six month periods ended June 30, 2018 and 2017, net interest income was $11.6 million and $10.2 million, respectively, an increase of $1.4 million or 14.01%.  The Company’s net interest margin increased to 3.88% in the second quarter of 2018 from 3.60% in the second quarter of 2017.  For the six months ended June 30, 2018 and 2017, the Company’s net interest margin was 3.81% and 3.56%, respectively.

Interest income increased $827,000 or 14.48% to $6.5 million for the second quarter of 2018 from $5.7 million for the second quarter of 2017. Interest income was $12.9 million and $11.1 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $1.8 million or 16.01%.  This increase was due to higher average balances on earning assets for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017.  The yield on earning assets increased 39 basis points from 3.94% during the second quarter of 2017 to 4.33% during the second quarter of 2018 and increased 35 basis points from 3.90% for the six months ended June 30, 2017 to 4.25% for the six months ended June 30, 2018.  The changes in earnings assets were:

•

Average balances for loans increased $49.3 million from $457.5 million for the second quarter of 2017 to $506.8 million for the second quarter of 2018, and increased $49.1 million from $456.4 million for the six months ended June 30, 2017 to $505.5 million for the six months ended June 30, 2018.  As a result of increasing balances, the Company’s loan pricing strategies and the current interest rate environment, the tax equivalent yield increased 20 basis points to 4.71% for the second quarter of 2018, compared with 4.51% for the second quarter of 2017, and increased 20 basis points to 4.67% for the six months ended June 30, 2018 from 4.47% for the six months ended June 30, 2017.

•

Average balances for securities increased $10.5 million from $63.4 million for the second quarter of 2017 to $73.9 million for the second quarter of 2018, and increased $15.8 million from $58.0 million for the six months ended June 30, 2017 to $73.8 million for the six months ended June 30, 2018.  The tax equivalent yield decreased from 2.90% for the second quarter of 2017 to 2.76% for the second quarter of 2018, and decreased from 2.87% for the six months ended June 30, 2017 to 2.71% for the six months ended June 30, 2018.  The decline in yield was due primarily to maturities and calls on higher yielding securities held in the portfolio.  Management continues to invest, in accordance with the Investment Policy, in securities that diversify the portfolio and strengthen the Company’s liquidity position.

•

Average balances for deposits in other banks decreased to $26.7 million for the second quarter of 2018 from $66.2 million for the second quarter of 2017, and decreased to $35.6 million for the six months ended June 30, 2018 from $66.3 million for the six months ended June 30, 2017.  This decline was the result of lower balance requirements at the Federal Reserve Bank of Richmond.

Interest expense increased $177,000 or 34.77% from $509,000 for the second quarter of 2017 to $686,000 for the second quarter of 2018.  Interest expense was $1.3 million and $978,000 for the six months ended June 30, 2018 and 2017, respectively, an increase of $360,000 or 36.81%.  These increases were primarily due to increases in volume and average rates paid for interest-bearing deposit accounts and FHLB advances.  The average rate on total interest-bearing liabilities increased to 0.49% for the second quarter of 2018 from 0.36% for the second quarter of 2017 and increased to 0.45% for the six months ended June 30, 2018 from 0.34% for the six months ended June 30, 2017.

•

Average balances for deposits increased $11.1 million from $442.1 million for the second quarter of 2017 to $453.2 million for the second quarter of 2018, and increased $15.0 million from $435.9 million for the six months ended June 30, 2017 to $450.9 million for the six months ended June 30, 2018.  Interest paid on deposits increased $161,000 or 41.07% from $392,000 for the second quarter of 2017 to $553,000 for the second quarter of 2018.  Interest paid on deposits was $996,000 and $733,000 for the six months ended June 30, 2018 and 2017, respectively, an increase of $264,000 or 36.02%.

•

Average balances for federal funds purchased and FHLB advances increased $5.3 million from $10.7 million for the second quarter of 2017 to $16.0 million for the second quarter of 2018, and increased $13.3 million from $11.8 million for the six months ended June 30, 2017 to $25.1 million for the six months ended June 30, 2018.  Interest expense on federal funds purchased and FHLB advances was $84,000 and $67,000 for the second quarter of 2018 and 2017, respectively.  Interest expense on federal funds purchased and FHLB advances was $243,000 and $147,000 for the six months ended June 30, 2018 and 2017, respectively.  These increases were due to the Company’s funding needs during the periods.

The following table sets forth information, for the periods indicated, relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities and the average yields and rates paid. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively.

Average Balances, Income and Expense, and Average Yields and Rates

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$503,774	$5,950	4.74%	$451,612	$5,106	4.54%
Tax-exempt (1)	—	—	—	3,015	40	5.29%
Nonaccrual (2)	3,075	—	—	2,885	—	—
Total loans	506,849	5,950	4.71%	457,512	5,146	4.51%

Securities
Taxable	59,823	389	2.61%	51,156	321	2.51%
Tax-exempt (1)	14,083	120	3.40%	12,254	140	4.56%
Total securities	73,906	509	2.76%	63,410	461	2.90%

Deposits in other banks	26,746	106	1.59%	66,209	167	1.01%
Federal funds sold	14	—	1.66%	10	—	0.90%
Total earning assets	607,515	6,565	4.33%	587,141	5,774	3.94%

Less: Allowance for loan losses	(5,500)			(4,600)
Total nonearning assets	50,495			50,861
Total Assets	$652,510			$633,402

Liabilities and Shareholders' Equity
Deposits
Demand	$117,114			$114,162
Interest-bearing
NOW	234,634	$207	0.35%	233,760	$163	0.28%
Money market	57,651	57	0.40%	54,842	29	0.21%
Savings	89,133	51	0.23%	88,202	29	0.13%
Time	71,807	238	1.33%	65,280	171	1.06%
Total interest-bearing deposits	453,225	553	0.49%	442,084	392	0.36%

Federal funds purchased	880	5	2.20%	4	—	0.00%
FHLB advances	15,082	79	2.11%	10,709	67	2.52%
Junior subordinated debt	4,124	49	4.83%	4,124	50	4.83%
Total interest-bearing liabilities	473,311	686	0.58%	456,921	509	0.45%

Other liabilities	5,032			6,383
Shareholders' equity	57,053			55,936
Total Liabilities & Shareholders' Equity	$652,510			$633,402

Net interest income (tax equivalent basis)		$5,879	3.75%		$5,265	3.49%
Less: tax equivalent adjustment		(25)			(61)
Net interest income		$5,854			$5,204

Interest expense as a percent of average earning assets			0.45%			0.35%
Net interest margin			3.88%			3.60%

(1)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

Average Balances, Income and Expense, and Average Yields and Rates

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$502,343	$11,703	4.70%	$450,024	$10,026	4.49%
Tax-exempt (1)	—	—	—	3,089	82	5.29%
Nonaccrual (2)	3,158	—	—	3,291	—	—
Total loans	505,501	11,703	4.67%	456,404	10,108	4.47%

Securities
Taxable	59,608	758	2.55%	48,382	599	2.48%
Tax-exempt (1)	14,174	239	3.37%	9,589	232	4.83%
Total securities	73,782	997	2.71%	57,971	831	2.87%

Deposits in other banks	35,618	260	1.47%	66,344	297	0.90%
Federal funds sold	13	—	1.54%	10	—	0.78%
Total earning assets	614,914	12,960	4.25%	580,729	11,236	3.90%

Less: Allowance for loan losses	(5,389)			(4,593)
Total nonearning assets	50,091			50,886
Total Assets	$659,616			$627,022

Liabilities and Shareholders' Equity
Deposits
Demand	$117,299			$113,157
Interest-bearing
NOW	234,908	$377	0.32%	231,219	$302	0.26%
Money market	55,232	95	0.35%	54,121	56	0.21%
Savings	89,193	90	0.20%	85,641	50	0.12%
Time	71,548	435	1.23%	64,952	325	1.01%
Total interest-bearing deposits	450,881	997	0.45%	435,933	733	0.34%

Federal funds purchased	2,321	24	2.07%	4	—	1.41%
FHLB advances	22,757	219	1.94%	11,812	147	2.51%
Junior subordinated debt	4,124	98	4.83%	4,124	98	4.83%
Total interest-bearing liabilities	480,083	1,338	0.56%	451,873	978	0.44%

Other liabilities	5,587			6,582
Shareholders' equity	56,647			55,410
Total Liabilities & Shareholders' Equity	$659,616			$627,022

Net interest income (tax equivalent basis)		$11,622	3.69%		$10,258	3.46%
Less: tax equivalent adjustment		(50)			(108)
Net interest income		$11,572			$10,150

Interest expense as a percent of average earning assets			0.44%			0.34%
Net interest margin			3.81%			3.56%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

	For the Three Months Ended June 30, 2018 Compared to June 30, 2017
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$843	$589	$254
Loans; tax-exempt (1)	(40)	(40)	-
Securities; taxable	69	54	15
Securities; tax-exempt (1)	(20)	21	(41)
Deposits in other banks	(61)	(100)	39
Total Interest Income	791	524	267
Interest Expense
NOW	44	1	43
Money market	28	1	27
Savings	22	1	21
Time	66	17	49
Federal funds purchased	5	-	5
FHLB advances	12	27	(15)
Total Interest Expense	177	47	130
Net Interest Income	$614	$477	$137

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.

	For the Six Months Ended June 30, 2018 Compared to June 30, 2017
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$1,677	$1,166	$511
Loans; tax-exempt (1)	(82)	(82)	–
Securities; taxable	160	139	21
Securities; tax-exempt (1)	6	110	(104)
Deposits in other banks	(37)	(138)	101
Total Interest Income	1,724	1,195	529
Interest Expense
NOW	76	5	71
Money market	39	1	38
Savings	40	2	38
Time	110	33	77
Federal funds purchased	24	-	24
FHLB advances	71	135	(64)
Total Interest Expense	360	176	184
Net Interest Income	$1,364	$1,019	$345

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $12,000 for the second quarter of 2018 compared to $235,000 for the second quarter of 2017, and was $312,000 and $285,000 for the six months ended June 30, 2018 and 2017, respectively.  Changes to provision expense were due to portfolio growth, historical net charge-off history, asset quality indicators, impaired loans and other qualitative factors.

The amount of the provision for loan loss is based upon management’s evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and nonperforming loans, estimated values of collateral, and the impact of economic conditions. The loss history and prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends are also considered in determining the allowance. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

NONINTEREST INCOME

Noninterest income increased $231,000 or 16.52% to $1.6 million for the second quarter of 2018 from $1.4 million for the second quarter of 2017.  Noninterest income was $3.5 million for the six months ended June 30, 2018, an increase of $682,000 or 24.34%, compared with $2.8 million for the six months ended June 30, 2017.  The following summarizes noninterest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Noninterest income
Trust and estate fees	$403	$412	$775	$772
Brokerage fees	47	34	88	91
Service charges on deposit accounts	404	499	848	985
Interchange fee income, net	327	335	612	620
Bank-owned life insurance	91	91	180	180
Other service charges, commissions and other income	31	22	122	157
Gain on call of securities available for sale	303	-	838	-
Gain on sale of mortgage loans held for sale, net	18	-	24	-
Total noninterest income	$1,624	$1,393	$3,487	$2,805

The primary changes in noninterest income were:

•

Trust, estate and brokerage fee income increased $4,000 for the second quarter of 2018 when compared with the second quarter of 2017.  This increase was the result of increased production in the Company’s brokerage services for the second quarter of 2018.  Trust, estate and brokerage fee income remained unchanged at $863,000 for the six months ended June 30, 2018, when compared with the six months ended June 30, 2017.

•

Service charges on deposit accounts decreased $95,000 for the second quarter of 2018 when compared with the second quarter of 2017, and decreased $137,000 for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.  This decrease has been occurring over several periods and was attributable to changes in customer behavior and funds management as a result of greater access to account information via multiple technology channels.

•

Other service charges, commissions and fees increased $9,000 for the second quarter of 2018 when compared with the second quarter of 2017.  Other service charges, commissions and fees decreased $35,000 for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.  The decrease for the six month period was primarily due to an increase in losses recognized in the Company’s investment in affordable housing projects through the Virginia Community Development Corporation (“VCDC”).  These losses will be more than offset in future periods by federal tax credits related to low and moderate income housing projects and/or projects financed for the rehabilitation of buildings of historical significance.

•

The call of a pooled trust preferred security resulted in a gain of $303,000 for the second quarter of 2018.  Gains of $838,000 were recognized for the six months ended June 30, 2018 from the call of two pooled trust preferred securities.  There were no gains on the call of securities for the three and six month periods ended June 30, 2017.

•

Gains of $18,000 on mortgage loans held for sale was recognized for the second quarter of 2018, and $24,000 for the six months ended June 30, 2018.  The Company began originating and selling qualifying residential mortgage loans on the secondary market in the third quarter of 2017.

NONINTEREST EXPENSE

Noninterest expense was $5.6 million and $5.2 million for the second quarter of 2018 and 2017, respectively, an increase of $424,000 or 8.23%.  Noninterest expense was $11.1 million and $10.6 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $490,000 or 4.63%.  The following summarizes noninterest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Noninterest Expenses
Salaries and benefits	$2,970	$2,770	$5,938	$5,589
Occupancy	567	584	1,172	1,181
Furniture and equipment	245	248	517	646
Marketing	170	95	278	236
Legal, audit and consulting	272	266	500	546
Data processing	346	316	602	644
Federal Deposit Insurance Corporation	93	61	193	141
Other operating expenses	911	810	1,855	1,582
Total noninterest expenses	$5,574	$5,150	$11,055	$10,565

The primary changes in noninterest expense were:

•

Salaries and benefits increased $200,000 for the second quarter of 2018 compared with the second quarter of 2017.  Salaries and benefits increased $349,000 for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. These increases were primarily the result of the Company’s new secondary market loan origination business line and additional expenses related to incentive compensation and commissions.

•

Occupancy expense decreased $17,000 and $9,000 for second quarter of 2018 and the six months ended June 30, 2018, respectively, compared with the same periods in 2017.  Furniture and equipment expense decreased $3,000 and $129,000 for the second quarter of 2018 and the six months ended June 30, 2018, respectively, compared to the same periods in 2017.  These decreases of expenses are the result of management’s initiative to manage and control expenses.

•

Legal, auditing and consulting expense increased $6,000 for the second quarter of 2018 and decreased $46,000 for the six months ended June 30, 2018 compared with the same periods in 2017.  While these expenses increased slightly for the second quarter of 2018, the decrease for the six months ended June 30, 2018 was attributed to less loan related legal expenses for the comparable periods.  Legal expenses were higher in 2017 due to expenses related to loans charged-off in prior years.

•

Data processing expense increased $30,000 for the second quarter of 2018 and decreased $42,000 for the six months ended June 30, 2018 compared with the same periods in 2017.  Increases in expenses were due primarily to new technology, in particular online delivery, offset by improved management of expenses.

•

FDIC deposit insurance premium expense increased $32,000 and $52,000 for second quarter of 2018 and the six months ended June 30, 2018, respectively, compared with the same periods in 2017 due to changes in the assessment rate on higher deposits.

•

Other operating expenses increased $101,000 and $273,000 for second quarter of 2018 and the six months ended June 30, 2018, respectively, compared with the same periods in 2017.  The majority of these increases are due to operating expenses associated with the Company’s newly established business lines, including mortgage loan production fees and private banking through Wealth Management.

INCOME TAXES

Income tax expense was $233,000 and $222,000 for the second quarter ended June 30, 2018 and 2017, respectively, resulting in an effective tax rate of 12.31% and 18.32%, respectively.  Income tax expense was $447,000 and $347,000 for the six months ended June 30, 2018 and 2017, respectively, resulting in an effective tax rate of 12.10% and 16.49%, respectively.  The Tax Cuts and Jobs Act was signed into law on December 22, 2017, which reduced the Company’s corporate tax rate from 34% to 21%.  The effective tax rate differed from the statutory federal income tax rate due to the Bank’s investment in tax-exempt loans and securities, income from the bank-owned life insurance policies, and community development tax credits. The Company’s estimated tax credits were $252,000 and $241,000 for the six months ended June 30, 2018 and 2017, respectively.

FINANCIAL CONDITION AT JUNE 30, 2018 AND DECEMBER 31, 2017

Total assets were $651.5 million at June 30, 2018 compared with $644.6 million at December 31, 2017, an increase of $6.9 million.  Total liabilities were $593.8 million, an increase of $5.4 million from $588.5 million at December 31, 2017.  Total shareholders’ equity was $57.7 million, an increase of $1.6 million from $56.1 million at December 31, 2017.

•	Cash and cash equivalents decreased $4.6 million primarily due to the decrease in funds held at the Federal Reserve Bank to meet the minimum reserve requirement for the period.
•

Mortgage loans held for sale was $344,000 at June 30, 2018.  The Company began originating and selling residential mortgage loans on the secondary market in the third quarter of 2017.  These loans are funded at closing and are subsequently purchased by investors.  Loans are typically sold within 30 – 45 days of closing.

•	Other assets increased $2.3 million primarily due to the Company’s additional investment of $1.0 million in a new affordable housing project through the VCDC.
•

Total deposits decreased $4.2 million.  Growth in savings and money market accounts were more than offset by the decline in noninterest-bearing and interest-bearing checking accounts and time deposits, primarily due to balance fluctuations in the Company’s public deposit accounts.

•	Total FHLB advances and federal funds purchased increased $9.9 million. This increase was due, in part, to fund loan growth.
•	Total shareholders’ equity increased $1.6 million, primarily due to growth in net income and market valuations for available for sale securities.

ASSET QUALITY

Nonperforming assets, which include nonperforming loans and other real estate owned, were $9.1 million at June 30, 2018 compared with $10.4 million at December 31, 2017.  Factors contributing to the changes in nonperforming assets were:

•

Nonaccrual loans were $2.7 million compared with $3.2 million at December 31, 2017.  The changes in nonaccrual loans include the disposition of one nonaccrual loan through foreclosure.  This loan was subsequently purchased during the same period by a third party.  One loan was added to nonaccrual during the period.  Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction to the loan principal balance.

•

Student loans that were greater than 90 days past due and still accruing interest totaled $1.2 million at June 30, 2018 compared with $1.6 million at December 31, 2017. These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.

•	Loans greater than 90 days past due and still accruing interest totaled $489,000 at June 30, 2018 compared with $49,000 at December 31, 2017.
•

Restructured loans that are not on nonaccrual status totaled $3.4 million at June 30, 2018 compared with $4.2 million at December 31, 2017.  There were no loans modified as a troubled debt restructure (“TDR”) during the second quarter of 2018 or the six months ended June 30, 2018.  There were no defaults on TDRs occurring within 12 months of modification during the three and six months ended June 30, 2018 and 2017.  At June 30, 2018, there were eight loans in the portfolio, totaling $3.7 million, that have been identified as TDRs, of which five were current and performing in accordance with the modified terms.

The decrease in the allowance for loan losses from $5.1 million at December 31, 2017 to $5.0 million at June 30, 2018 reflects the improvement in loan quality as evidenced by the decline in nonperforming and risk rated loans, modest loan growth and changes in specific reserves for impaired loans.

The following table sets forth certain information with respect of the Company’s nonperforming assets:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Nonaccrual loans	$2,661	$3,180
Restructured loans still accruing	3,442	4,182
Student loans greater than 90 days past due and accruing	1,176	1,616
Loans greater than 90 days past due and accruing	489	49
Total nonperforming loans	7,768	9,027
Other real estate owned, net	1,356	1,356
Total nonperforming assets	$9,124	$10,383

Allowance for loan losses	$4,978	$5,094
Allowance for loan losses to total loans	0.98%	1.01%
Nonaccrual loans to total loans	0.52%	0.63%
Allowance for loan losses to nonperforming loans	64.08%	56.43%
Nonperforming loans to total loans	1.52%	1.80%
Nonperforming assets to total assets	1.40%	1.61%

CAPITAL

One of management’s strategic objectives is to continue to increase the Company’s shareholders’ return on equity while maintaining a strong capital base.  The Company and the Bank are subject to various capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures, established by regulation to ensure capital adequacy, required the Bank to maintain minimum amounts and ratios of Total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations).

As of June 30, 2018 and December 31, 2017, management believes the Bank satisfies all capital adequacy requirements to which it was subject and is considered “well capitalized” as defined by the regulatory authorities.  The following table provides information on the regulatory capital ratios for the Bank at June 30, 2018 and December 31, 2017. Management believes that the Bank’s capital structure is strong and exceeds all capital adequacy requirements, at June 30, 2018.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Tier 1 Capital:
Common equity	$60,829	$59,334
Unrealized loss on securities available for sale, net	1,029	30
Unrealized benefit obligation for supplemental retirement plans	(12)	(104)
Total Common equity tier 1 capital	61,846	59,260

Tier 2 Capital:
Allowable allowance for loan losses	4,978	5,094
Total Capital:	$66,824	$64,354

Risk Weighted Assets:	$515,012	$518,562

Regulatory Capital Ratios:
Leverage Ratio	9.46%	9.17%
Common Equity Tier 1 Capital Ratio	12.01%	11.43%
Tier 1 Capital Ratio	12.01%	11.43%
Total Capital Ratio	12.98%	12.41%

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

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2018, liquid assets totaled $225.7 million, or 34.7%, of total assets and 38.1% of total liabilities. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures. Management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

CONTRACTUAL OBLIGATIONS

As of June 30, 2018, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2018.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2018, the Company’s Board of Directors authorized the Company to repurchase up to 112,880 shares (3% of common stock outstanding on January 1, 2018) beginning January 1, 2018 and continuing until the next Board reset.  During the six months ended June 30, 2018, 368 shares of common stock were repurchased at an average price of $21.47 per share.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 112,512 shares of the Company’s common stock as of June 30, 2018.

Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual timing, number, and value of shares repurchased under the program will be determined by management.

The following table summarizes repurchases of the Company's common stock that occurred during the three months ended June 30, 2018.

	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under a plan

April 30, 2018	-	$-	-	112,512
May 31, 2018	-	-	-	112,512
June 30, 2018	-	-	-	112,512
Total	-	$-	-	112,512

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

101

The following materials from the Company’s Form 10-Q Report for the quarterly period ended June 30, 2018, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By: /s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated: August 10, 2018

By: /s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 10, 2018