Form 10-Q
period 2018-09-30
FAUQUIER BANKSHARES, INC.
filed 2018-11-09
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The registrant had 3,773,836 shares of common stock outstanding as of November 9, 2018.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and due from banks	$5,383	$5,868
Interest-bearing deposits in other banks	15,587	23,424
Federal funds sold	18	8
Securities available for sale, at fair value	72,629	72,153
Restricted investments	2,495	1,546
Loans	533,016	502,799
Allowance for loan losses	(5,214)	(5,094)
Loans, net	527,802	497,705
Premises and equipment, net	18,302	18,606
Accrued interest receivable	1,944	1,940
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	13,505	13,234
Other assets	10,956	8,773
Total assets	$669,977	$644,613
Liabilities
Deposits:
Noninterest-bearing checking	$114,032	$115,682
Interest-bearing:
Checking	231,830	245,564
Savings and money market accounts	147,897	136,862
Time deposits	72,472	71,915
Total interest-bearing	452,199	454,341
Total deposits	566,231	570,023
Federal funds purchased	5,000	-
Federal Home Loan Bank advances	29,800	7,860
Junior subordinated debt	4,124	4,124
Other liabilities	6,545	6,464
Total liabilities	611,700	588,471
Shareholders’ Equity
Common stock, par value, $3.13; and additional paid-in capital; authorized 8,000,000 shares; issued and outstanding: 3,773,836 and 3,762,677 shares including 22,569 and 18,062 non-vested shares; respectively	15,707	15,526
Retained earnings	43,683	40,491
Accumulated other comprehensive income (loss), net	(1,113)	125
Total shareholders’ equity	58,277	56,142
Total liabilities and shareholders’ equity	$669,977	$644,613

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Interest Income
Interest and fees on loans	$6,110	$5,455	$17,813	$15,534
Interest and dividends on securities:
Taxable interest income	388	308	1,093	855
Tax-exempt interest	93	95	282	248
Dividends	50	21	103	72
Interest on deposits in other banks	53	122	313	420
Total interest income	6,694	6,001	19,604	17,129
Interest Expense
Interest on deposits	635	413	1,631	1,146
Interest on federal funds purchased	16	-	40	-
Interest on Federal Home Loan Bank advances	152	52	371	198
Junior subordinated debt	50	50	149	149
Total interest expense	853	515	2,191	1,493
Net interest income	5,841	5,486	17,413	15,636
Provision for loan losses	195	110	507	395
Net interest income after provision for loan losses	5,646	5,376	16,906	15,241
Noninterest Income
Trust and estate fees	379	379	1,154	1,151
Brokerage fees	45	38	132	129
Service charges on deposit accounts	413	467	1,261	1,452
Interchange fee income, net	319	302	931	923
Bank-owned life insurance	91	91	271	271
Other service charges, commissions and other income	44	11	168	167
Gain on call of securities available for sale	-	1	838	1
Gain on sale of mortgage loans held for sale, net	33	1	56	1
Total noninterest income	1,324	1,290	4,811	4,095
Noninterest Expenses
Salaries and benefits	2,999	2,683	8,937	8,271
Occupancy	599	568	1,770	1,750
Furniture and equipment	243	252	760	898
Marketing	190	142	468	378
Legal, audit and consulting	263	263	763	809
Data processing	360	298	961	942
Federal Deposit Insurance Corporation	86	84	279	225
Other operating expenses	744	708	2,601	2,290
Total noninterest expenses	5,484	4,998	16,539	15,563
Income before income taxes	1,486	1,668	5,178	3,773
Income tax expense	169	387	616	734
Net Income	$1,317	$1,281	$4,562	$3,039
Earnings per share, basic	$0.35	$0.34	$1.21	$0.81
Earnings per share, diluted	$0.35	$0.34	$1.21	$0.81
Dividends per share	$0.12	$0.12	$0.36	$0.36

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Net income	$1,317	$1,281	$4,562	$3,039
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale, net of tax, $101, $(54), $219 and $(476), respectively	(379)	104	(826)	919
Reclassification adjustment for gains included in net income, net of tax, $-, $-, $176 and $-, respectively	-	-	(662)	-
Interest rate swaps, net of tax, $(16), $(2), $(66) and $2, respectively	61	4	250	(4)
Total other comprehensive income (loss), net of tax, $85, $(56), $330 and $(474), respectively	(318)	108	(1,238)	915
Total comprehensive income	$999	$1,389	$3,324	$3,954

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2018 and 2017

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$15,364	$39,824	$(737)	$54,451
Net income	-	3,039	-	3,039
Other comprehensive income, net of tax effect of $(474)	-	-	915	915
Cash dividends ($0.36 per share)	-	(1,356)	-	(1,356)
Amortization of unearned compensation, restricted stock awards	53	-	-	53
Issuance of common stock - non-vested shares (3,984 shares)	-	-	-	-
Issuance of common stock - vested shares (5,139 shares)	90	-	-	90
Repurchase of common stock (382 shares)	(7)	-	-	(7)
Balance, September 30, 2017	$15,500	$41,507	$178	$57,185

Balance, December 31, 2017	$15,526	$40,491	$125	$56,142
Net income	-	4,562	-	4,562
Other comprehensive loss, net of tax of $330	-	-	(1,238)	(1,238)
Cash dividends ($0.36 per share)	-	(1,360)	-	(1,360)
Amortization of unearned compensation, restricted stock awards	99	-	-	99
Reclassification of net unrealized gains on equity securities from Accumulated Other Comprehensive Income per ASU 2016-01	-	(10)	-	(10)
Issuance of common stock - non-vested shares (7,333 shares)	-	-	-	-
Issuance of common stock - vested shares (4,194 shares)	90	-	-	90
Repurchase of common stock (368 shares)	(8)	-	-	(8)
Balance, September 30, 2018	$15,707	$43,683	$(1,113)	$58,277

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months Ended September 30, 2018 and 2017

	For the Nine Months Ended
	September 30,
(In thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$4,562	$3,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	943	1,018
Provision for loan losses	507	395
Gain on interest rate swaps	(3)	(8)
Gain on calls of securities available for sale	(838)	-
Amortization of security premiums, net	275	118
Amortization of unearned compensation, net of forfeiture	166	90
Issuance of vested restricted stock	90	90
Bank-owned life insurance income	(271)	(271)
Originations of mortgage loans held for sale	(2,042)	(440)
Proceeds from mortgage loans held for sale	2,098	-
Gain on mortgage loans held for sale	(56)	-
Changes in assets and liabilities:
Increase in other assets	(1,121)	(13)
Increase (decrease) in other liabilities	111	(442)
Net cash provided by operating activities	4,421	3,576
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	10,187	10,905
Purchase of securities available for sale	(12,371)	(26,792)
Purchase of premises and equipment	(639)	(407)
(Purchase) redemption of restricted investments, net	(949)	236
Loan originations, net	(30,742)	(27,108)
Net cash used in investing activities	(34,514)	(43,166)
Cash Flows from Financing Activities
Increase (decrease) in noninterest-bearing checking, interest-bearing checking and savings and money market accounts	(4,348)	6,204
Increase in time deposits	557	3,848
Increase (decrease) in FHLB advances	21,940	(5,056)
Increase in federal funds purchased	5,000	-
Cash dividends paid on common stock	(1,360)	(1,356)
Repurchase of common stock	(8)	(7)
Net cash provided by financing activities	21,781	3,633
Decrease in cash and cash equivalents	(8,312)	(35,957)
Cash and Cash Equivalents
Beginning	29,300	67,846
Ending	$20,988	$31,889
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,075	$1,482
Income taxes	$868	$-
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax	$(826)	$919
Unrealized gain (loss) on interest rate swaps, net of tax	$250	$(4)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (the “Company”) and its wholly-owned subsidiary, The Fauquier Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).    The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results expected for the full year or any other interim period.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”  The amendments expand the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.”  The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.”  These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

Note 2.  Securities

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU requires an entity, among other things, to measure equity investments at fair value through net income, with certain exceptions.  The Company began measuring its equity investments at fair value through net income and reclassified $10,000 of Accumulated Other Comprehensive Income (“AOCI”) to retained earnings for the nine months ended September 30, 2018, with no effect on total shareholders' equity.

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	September 30, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$59,228	$17	$(1,849)	$57,396
Obligations of states and political subdivisions	14,655	15	(287)	14,383
Corporate bonds	674	176	-	850
	$74,557	$208	$(2,136)	$72,629

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$52,872	$113	$(608)	$52,377
Obligations of states and political subdivisions	15,124	191	(60)	15,255
Corporate bonds	3,816	476	(153)	4,139
Mutual funds	386	-	(4)	382
	$72,198	$780	$(825)	$72,153

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2018
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,002	$1,000
Due after one year through five years	7,017	6,843
Due after five years through ten years	23,675	22,932
Due after ten years	42,863	41,854
	$74,557	$72,629

During the nine months ended September 30, 2018, no securities were sold, proceeds from calls and principal repayments were $10.2 million and securities totaling $12.4 million were purchased. During the nine months ended September 30, 2017, no securities were sold, proceeds from calls and principal repayments were $10.9 million and securities totaling $26.8 million were purchased.  There were no impairment losses on securities during the nine months ended September 30, 2018 and 2017, respectively.

The following table shows the Company’s securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$40,066	$(1,047)	$15,829	$(802)	$55,895	$(1,849)
Obligations of states and political subdivisions	10,613	(237)	1,161	(50)	11,774	(287)
Total temporary impaired securities	$50,679	$(1,284)	$16,990	$(852)	$67,669	$(2,136)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$32,512	$(330)	$10,008	$(278)	$42,520	$(608)
Obligations of states and political subdivisions	4,172	(60)	-	-	4,172	(60)
Corporate bonds	-	-	1,540	(153)	1,540	(153)
Mutual funds	382	(4)	-	-	382	(4)
Total temporary impaired securities	$37,066	$(394)	$11,548	$(431)	$48,614	$(825)

At September 30, 2018, there were approximately 95 securities that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.

The nature of securities which were temporarily impaired at September 30, 2018 included one corporate bond with a cost basis net of other-than-temporary impairment (“OTTI”) totaling $674,000. The value of this bond is based on quoted market prices for similar assets and is a “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities. Trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of several different financial institutions. This bond has an estimated maturity of 16 years and could have been called by the Company at par on the five year anniversary date of issuance, which has already passed. The bond reprices every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”) and has sufficient collateralization and cash flow projections to satisfy its valuation as of September 30, 2018. This bond is projected to repay the full outstanding interest and principal and is classified as performing.  During the nine months ended September 30, 2018, two corporate bonds, previously held by the Company, went to auction and were settled at their par value of $4.0 million, resulting in gains of $838,000.  During the three months ended September 30, 2018 and 2017, $18,000 and $55,000 of interest income was recorded, respectively.  During the nine months ended September 30, 2018 and 2017, $97,000 and $158,000 of interest income was recorded, respectively.

Additional information regarding the pooled trust preferred security as of September 30, 2018 follows:

(Dollars in thousands)

Cost, net of OTTI	Fair Value (1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI	Cumulative Other Comprehensive Income, net of tax
$674	$850	88.3%	4.6%	7.1%	$326	$(139)
(1)	Current Moody’s Ratings is B2.

The following roll forward reflects the amount related to credit losses recognized in earnings:

(In thousands)
Beginning balance as of December 31, 2017	$1,201
Increases in cash flows expected to be collected that are recognized over the remaining life of the securities	(37)
Reduction for securities called during the period	(838)
Ending balance as of September 30, 2018	$326

The carrying value of securities pledged to secure deposits and for other purposes amounted to $49.2 million and $47.6 million at September 30, 2018 and December 31, 2017, respectively.

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

	September 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(99)	-	(312)	(9)	(21)	-	(80)	-	(521)
Recoveries	31	50	-	4	-	48	1	-	134
Provision	72	158	9	23	23	114	108	-	507
Ending balance, September 30, 2018	$522	$1,817	$576	$123	$74	$1,336	$416	$350	$5,214
Ending balances individually evaluated for impairment	$185	$282	$-	$-	$-	$-	$73	$-	$540
Ending balances collectively evaluated for impairment	$337	$1,535	$576	$123	$74	$1,336	$343	$350	$4,674
Loans
Individually evaluated for impairment	$540	$3,583	$2,694	$-	$-	$713	$573		$8,103
Collectively evaluated for impairment	27,812	180,949	61,584	5,144	9,448	198,436	41,540		524,913
Ending balance, September 30, 2018	$28,352	$184,532	$64,278	$5,144	$9,448	$199,149	$42,113		$533,016

	September 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(15)	(476)	-	(97)	(20)	(51)	-	-	(659)
Recoveries	154	4	-	2	-	4	3	-	167
Provision (recovery)	(270)	400	165	152	11	100	72	(235)	395
Ending balance, September 30, 2017	$430	$1,497	$826	$78	$67	$996	$382	$152	$4,428

	December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(19)	(476)	-	(114)	(31)	(51)	-	-	(691)
Recoveries	154	575	-	2	-	6	3	-	740
Provision (recovery)	(178)	(59)	218	196	27	276	77	(37)	520
Ending balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Ending balances individually evaluated for impairment	$247	$257	$357	$-	$-	$-	$51	$-	$912
Ending balances collectively evaluated for impairment	$271	$1,352	$522	$105	$72	$1,174	$336	$350	$4,182
Loans
Individually evaluated for impairment	$758	$3,631	$5,234	$-	$-	$581	$658		$10,862
Collectively evaluated for impairment	23,655	173,196	48,928	5,068	10,677	186,523	43,890		491,937
Ending balance, December 31, 2017	$24,413	$176,827	$54,162	$5,068	$10,677	$187,104	$44,548		$502,799

The following tables present the recorded investment in loans, by portfolio segment, that have been classified according to the internal risk rating system.

	September 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$26,431	$175,942	$60,318	$5,141	$9,448	$191,992	$38,816	$508,088
Special mention	964	3,632	2,325	3	-	1,071	425	8,420
Substandard	957	4,958	1,635	-	-	6,086	2,872	16,508
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$28,352	$184,532	$64,278	$5,144	$9,448	$199,149	$42,113	$533,016

	December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$21,769	$167,625	$44,006	$5,065	$10,677	$180,119	$40,373	$469,634
Special mention	1,152	4,243	143	3	-	763	813	7,117
Substandard	1,492	4,959	10,013	-	-	6,222	3,362	26,048
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$24,413	$176,827	$54,162	$5,068	$10,677	$187,104	$44,548	$502,799

The following table presents the aging of the recorded investment in past due loans and nonaccrual loans, by portfolio segment.

	September 30, 2018
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$101	$-	$81	$182	$28,170	$28,352	$-	$146
Commercial real estate	-	-	1,341	1,341	183,191	184,532	-	1,341
Construction and land	242	-	198	440	63,838	64,278	198	-
Consumer	35	-	-	35	5,109	5,144	2	-
Student	332	477	1,400	2,209	7,239	9,448	1,400	-
Residential real estate	171	-	241	412	198,737	199,149	241	321
Home equity lines of credit	159	140	573	872	41,241	42,113	-	573
Total	$1,040	$617	$3,834	$5,491	$527,525	$533,016	$1,841	$2,381

	December 31, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$83	$153	$60	$296	$24,117	$24,413	$49	$140
Commercial real estate	-	1,404	-	1,404	175,423	176,827	-	936
Construction and land	430	-	1,335	1,765	52,397	54,162	-	1,335
Consumer	5	22	-	27	5,041	5,068	-	-
Student	504	512	1,616	2,632	8,045	10,677	1,616	-
Residential real estate	637	153	-	790	186,314	187,104	-	181
Home equity lines of credit	337	346	588	1,271	43,277	44,548	-	588
Total	$1,996	$2,590	$3,599	$8,185	$494,614	$502,799	$1,665	$3,180

The following table presents information related to impaired loans, by portfolio segment.

	September 30, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$71	$74	$-	$89	$2
Commercial real estate	1,396	1,396	-	1,422	57
Construction and land	2,694	2,693	-	3,296	110
Student	-	-	-	-	-
Residential real estate	713	730	-	723	14
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$469	$501	$185	$591	$16
Commercial real estate	2,187	2,201	282	2,369	30
Construction and land	-	-	-	-	-
Student	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity lines of credit	573	600	73	580	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$540	$575	$185	$680	$18
Commercial real estate	3,583	3,597	282	3,791	87
Construction and land	2,694	2,693	-	3,296	110
Student	-	-	-	-	-
Residential real estate	713	730	-	723	14
Home equity lines of credit	573	600	73	580	-
Consumer	-	-	-	-	-
Total	$8,103	$8,195	$540	$9,070	$229

	December 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Commercial real estate	2,383	2,383	-	2,429	124
Construction and land	1,829	1,881	-	2,041	56
Student	-	-	-	-	-
Residential real estate	581	585	-	591	22
Home equity lines of credit	70	70	-	70	3
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$758	$788	$247	$791	$29
Commercial real estate	1,248	1,248	257	1,256	58
Construction and land	3,405	3,433	357	3,451	134
Student	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity lines of credit	588	600	51	594	5
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$758	$788	$247	$791	$29
Commercial real estate	3,631	3,631	257	3,685	182
Construction and land	5,234	5,314	357	5,492	190
Student	-	-	-	-	-
Residential real estate	581	585	-	591	22
Home equity lines of credit	658	670	51	664	8
Consumer	-	-	-	-	-
Total	$10,862	$10,988	$912	$11,223	$431

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

At September 30, 2018, there were six loans in the portfolio, totaling $3.5 million, that have been identified as a troubled debt restructures (“TDRs”), of which, five were current and performing in accordance with the modified terms.  At December 31, 2017, there were 10 loans in the portfolio, totaling $5.6 million, that have been identified as TDRs, of which six were current and performing in accordance with the modified terms.  There were no loan modifications that were classified as TDRs during the three and nine months ended September 30, 2018 and 2017.  There were no defaults on TDRs occurring within 12 months of modification during the three and nine months ended September 30, 2018 and 2017.

At September 30, 2018, the Company had no foreclosed residential real estate property in its possession or in the process of foreclosure.

Note 4.  Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering (“Trust II”). Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at September 30, 2018 and December 31, 2017 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time after five years from the issue date. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 5.  Derivative Instruments and Hedging Activities

U.S. GAAP requires that all derivatives be recognized in the consolidated financial statements at fair value. On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities, as a cash flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is recorded in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income. For a derivative treated as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in interest income. The Company uses interest rate swaps to reduce interest rate risk and to manage net interest income.

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value, recognizing changes in fair value in current period income in the consolidated statements of income.  There was no cash flow hedge ineffectiveness identified for the three and nine months ended September 30, 2018 and 2017.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures, and pays interest expense monthly at the fixed rate of 4.03%. Interest expense on the swap was $9,000 and $20,000 for the three months ended September 30, 2018 and 2017, respectively, and $35,000 and $63,000 for the nine months ended September 30, 2018 and 2017, respectively.  In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Floating Rate Junior Subordinated Deferrable Interest Debentures to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap for the three and nine months ended September 30, 2018 and 2017, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. Interest income on these swaps was $3,400 for the three months ended September 30, 2018 and interest expense of $9,000 for the three months ended September 30, 2017. For nine months ended September 30, 2018 and 2017, interest expense was $1,000 and $38,000, respectively.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $430,000 and $1.2 million at September 30, 2018 and December 31, 2017, respectively.  Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the consolidated financial statements as of September 30, 2018 and December 31, 2017 are as follows:

(In thousands)	September 30, 2018
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(22)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	384	Other Assets	6/15/2031
Interest rate swap - fair value	1,133	65	Other Assets	4/9/2025
Interest rate swap - fair value	4,231	145	Other Assets	2/12/2022

(In thousands)	December 31, 2017
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(119)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	164	Other Assets	6/15/2031
Interest rate swap - fair value	1,219	20	Other Assets	4/9/2025
Interest rate swap - fair value	4,475	49	Other Assets	2/12/2022

Note 6.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,773,836	$0.35	3,765,359	$0.34	3,771,945	$1.21	3,765,368	$0.81
Effect of dilutive stock awards	6,711		8,454		7,443		8,320
Diluted earnings per share	3,780,547	$0.35	3,773,813	$0.34	3,779,388	$1.21	3,773,688	$0.81

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

Under the Plan, stock options, stock appreciation rights, non-vested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s common stock.  The Company’s Board of Directors approved the Plan, effective March 19, 2009, with a termination date of December 31, 2019. The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock. The Plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options are generally not exercisable until three years from the date of issuance and generally require continuous employment during the period prior to exercise. The options will expire in no more than ten years after the date of grant. The stock options, stock appreciation rights, restricted shares, and long-term performance unit awards for certain employees are generally subject to vesting requirements and are subject to forfeiture if vesting and other contractual provision requirements are not met. The Company did not grant stock options during the three and nine months ended September 30, 2018 and 2017 and there were no options outstanding at September 30, 2018 and 2017.

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

The Company has granted 7,333 and 10,525 shares of non-vested restricted stock to certain officers and 4,194 and 5,139 shares of vested restricted stock to nonemployee directors during the nine months ended September 30, 2018 and 2017, respectively. Compensation expense, net of forfeitures, for non-vested shares was $34,000 and $(12,000) for the three months ended September 30, 2018 and 2017, and $99,000 and $53,000 for the nine months ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018 and 2017, there was $217,000 and $166,000, respectively, of total unrecognized compensation expense related to these non-vested shares, which will be recorded in conjunction with the remaining vesting periods.  There was no compensation expense for nonemployee directors for the three months ended September 30, 2018 and 2017.  There was $90,000 of compensation expense for nonemployee director shares for the nine months ended September 30, 2018 and 2017.

A summary of the status of the Company’s non-vested restricted shares granted under the Plan is presented below:

	September 30, 2018		September 30, 2017
	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Non-vested shares, beginning	18,062	$16.44	18,045	$15.04
Granted	11,527	21.47	15,664	17.50
Vested	(6,652)	21.47	(9,123)	16.74
Forfeited	(368)	21.47	(6,524)	16.24
Non-vested shares, ending	22,569	$17.98	18,062	$15.88

The Company granted 6,867 and 10,525 shares of performance-based stock rights with respect to certain officers during the nine months ended September 30, 2018 and 2017, respectively. The performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted as the market value of the stock changes. The performance-based stock rights are subject to a vesting period, whereby the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded. Until vesting, the shares are not issued and not included in shares outstanding. The awards are subject to the Company reaching a predetermined three-year performance average on the return on average equity ratio, compared to a predetermined peer group of banks. Compensation expense for performance-based stock rights totaled $27,000 and $(4,000) for the three months ended September 30, 2018 and 2017, respectively, and $67,000 and $37,000 for the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018 and 2017, there was $183,000 and $77,000 of total unrecognized compensation expense, respectively, related to non-vested share-based compensation arrangements granted under the Plan.

A summary of the status of the Company’s non-vested performance-based stock rights is presented below:

	September 30, 2018		September 30, 2017
	Performance Based Stock Rights	Weighted Average Fair Value Per Share	Performance Based Stock Rights	Weighted Average Fair Value Per Share
Non-vested shares, beginning	18,062	$16.44	18,045	$15.72
Granted	6,867	21.47	10,525	17.50
Vested	-	-	-	-
Forfeited	(2,826)	21.47	(10,508)	16.05
Non-vested shares, ending	22,103	$17.90	18,062	$16.58

Note 8.  Employee Benefit Plans

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 (“Code”) Section 401(k) covering all employees who work at least 1,000 hours per year. Under the plan, a participant may contribute an amount equal to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred, for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) plan expenses for the three months ended September 30, 2018 and 2017 were $177,000 and $167,000, respectively, and were $530,000 and $521,000 for the nine months ended September 30, 2018 and 2017, respectively.

The Company maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan”). This plan provides that any nonemployee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts deferred under the Deferred Compensation Plan held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will increase and decrease based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash-in-lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. No directors participated in the Deferred Compensation Plan during the three and nine months ended September 30, 2018 and 2017.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense for the three and nine months ended September 30, 2018 was $9,000 and $36,000, respectively.  Deferred compensation expense for the three and nine months ended September 30, 2017 was $7,000 and $7,000, respectively.  Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  Income on these life insurance policies amounted to $7,000 for the three months ended September 30, 2018 and 2017, and $21,000 and for the nine months ended September 30, 2018 and 2017.  The Company has recorded on its consolidated balance sheets $1.3 million in cash surrender value of these policies at September 30, 2018 and December 31, 2017, and $103,000 and $93,000, respectively, in accrued liabilities.

Note 9.  Fair Value Measurement

U.S. GAAP requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, effective for financial statement periods beginning after December 15, 2017.  Therefore, the fair value presented herein may not be comparable to prior periods.  Methodologies utilized are as follows:

•

Income Approach:  Fair value is determined based on a discounted cash flow analysis.  The discounted cash flow analysis is based on the contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by levels within the valuation hierarchy:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at September 30, 2018:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$57,396	$-	$57,396	$-
Obligations of states and political subdivisions	14,383	-	14,383	-
Corporate bonds	850	-	850	-
Total available for sale securities	72,629	-	72,629	-
Interest rate swaps	594	-	594	-
Total assets at fair value	$73,223	$-	$73,223	$-
Liabilities at September 30, 2018:
Interest rate swaps	$22	$-	$22	$-
Total liabilities at fair value	$22	$-	$22	$-

Assets at December 31, 2017:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$52,377	$-	$52,377	$-
Obligations of states and political subdivisions	15,255	-	15,255	-
Corporate bonds	4,139	-	4,139	-
Mutual funds	382	382	-	-
Total available for sale securities	72,153	382	71,771	-
Interest rate swaps	233	-	233	-
Total assets at fair value	$72,386	$382	$72,004	$-
Liabilities at December 31, 2017:
Interest rate swaps	$119	$-	$119	$-
Total liabilities at fair value	$119	$-	$119	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Mortgage Loans Held for Sale:   Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during the three and nine months ended September 30, 2018. Gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017.

	September 30, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$2,689	$-	$2,568	$121
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$5,087	$-	$5,041	$46
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 Fair Value Measurements at September 30, 2018 and December 31, 2017.

	September 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$121	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	40%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$1,477

	December 31, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$46	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	90%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$1,402

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2018
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$20,989	$20,989	$-	$-	$20,989
Securities available for sale	72,629	-	72,629	-	72,629
Restricted investments	2,495	-	2,495	-	2,495
Loans, net	527,802	-	-	509,568	509,568
Accrued interest receivable	1,944	-	1,944	-	1,944
Interest rate swaps	594	-	594	-	594
Bank-owned life insurance	13,505	-	13,505	-	13,505
Total financial assets	$639,958	$20,989	$91,167	$509,568	$621,724

Liabilities
Deposits	$566,231	$-	$565,159	$-	$565,159
Federal funds purchased	5,000	-	4,997	-	4,997
FHLB advances	29,800	-	29,603	-	29,603
Junior subordinated debt	4,124	-	4,795	-	4,795
Accrued interest payable	244	-	244	-	244
Interest rate swaps	22	-	22	-	22
Total financial liabilities	$605,421	$-	$604,820	$-	$604,820

	December 31, 2017
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$29,300	$29,091	$-	$-	$29,091
Securities available for sale	72,153	382	71,771	-	72,153
Restricted investments	1,546	-	1,546	-	1,546
Loans, net	497,705	-	494,143	46	494,189
Accrued interest receivable	1,940	-	1,940	-	1,940
Interest rate swaps	233	-	233	-	233
Bank-owned life insurance	13,234	-	13,234	-	13,234
Total financial assets	$616,111	$29,473	$582,867	$46	$612,386

Liabilities
Deposits	$570,023	$-	$569,297	$-	$569,297
FHLB advances	7,860	-	7,766	-	7,766
Junior subordinated debt	4,124	-	4,116	-	4,116
Accrued interest payable	128	-	128	-	128
Interest rate swaps	119	-	119	-	119
Total financial liabilities	$582,254	$-	$581,426	$-	$581,426

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

Off-Balance Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2018 and December 31, 2017, the fair value of loan commitments and standby letters of credit were deemed immaterial.

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

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2018 and 2017 were:

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance, December 31, 2017	$37	$(37)	$125	$125
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	-	(10)	-	(10)
Net current-period other comprehensive income (loss)	250	(1,478)	-	(1,228)
Balance, September 30, 2018	$287	$(1,525)	$125	$(1,113)

Balance, December 31, 2016	$17	$(765)	$11	$(737)
Net current-period other comprehensive income (loss)	(4)	919	-	915
Balance, September 30, 2017	$13	$154	$11	$178

Note 11.  Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through seven limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2035. The Company accounts for the affordable housing investments using the equity method and has recorded $4.6 million and $3.8 million in other assets at September 30, 2018 and December 31, 2017, respectively, and $1.2 million in other liabilities related to unfunded capital calls through 2021 at September 30, 2018 and December 31, 2017. The related federal tax credits, included in income tax expense in the consolidated statements of income, for the nine months ended September 30, 2018 and 2017 were $378,000 and $353,000, respectively.  There were $62,000 in flow-through losses recorded in noninterest income during the three months ended September 30, 2018 and 2017, and $206,000 and $149,000 in flow-through losses for the nine months ended September 30, 2018 and 2017, respectively.

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

Noninterest income by major source, for the three and nine months ended September 30, 2018 and 2017, consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Noninterest income
Trust and estate fees (1)	$379	$379	$1,154	$1,151
Brokerage fees (1)	45	38	132	129
Service charges on deposit accounts (1)	413	467	1,261	1,452
Interchange fee income, net (1)	319	302	931	923
Bank-owned life insurance	91	91	271	271
Other service charges, commissions and other income (2)	44	11	168	167
Gain on call of securities available for sale	-	1	838	1
Gain on sale of mortgage loans held for sale, net	33	1	56	1
Total noninterest income	$1,324	$1,290	$4,811	$4,095
(1)	Income within scope of Accounting Standards Codification (“ASC”) 606.
(2)

Income within the scope of ASC 606 of $102,000 for the three months ended September 30, 2018 and 2017, and $239,000 for the nine months ended September 30, 2018 and 2017. The remaining balancing is outside the scope of ASC 606.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Fauquier Bankshares, Inc. (the “Company”), and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although the Company believes its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these plans, intentions, or expectations will be achieved.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the quality or composition of the loan or investment portfolios, the value of the collateral securing loans in the portfolio, demand for loan products, deposit flows, the level of net charge-offs on loans and the adequacy of the allowance for loan losses, competition, demand for financial services in the Company’s market area, the Company’s plans to increase market share, mergers, acquisitions and dispositions, and tax and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect the Company’s position as of the date of this report.

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

Net income increased to $1.3 million, or $0.35 per diluted share, for the third quarter of 2018, relatively equal to net income for the third quarter of 2017, with an increase in per diluted share from $0.34.  Net income increased to $4.6 million for the nine months ended September 30, 2018, or $1.21 per diluted share, from $3.0 million, or $0.81 per diluted share, for the nine months ended September 30, 2017.

As of September 30, 2018, the Company had total assets of $670.0 million compared with $644.6 million at December 31, 2017.  Loans, net of the allowance for loan losses, increased to $527.8 million at September 30, 2018, or $30.1 million from $497.7 million at December 31, 2017.  Deposits, totaling $566.2 million at September 30, 2018, decreased $3.8 million when compared with December 31, 2017 of $570.0 million.  Assets under WMS management, totaling $305.0 million in market value at September 30, 2018, compared with $297.7 million at December 31, 2017.

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

The Bank’s nonperforming assets totaled $9.0 million or 1.34% of total assets at September 30, 2018, compared with $10.4 million or 1.61% of total assets at December 31, 2017. Nonaccrual loans totaled $2.4 million or 0.45% of total loans at September 30, 2018 compared with $3.2 million or 0.63% of total loans at December 31, 2017.  The allowance for loan losses was $5.2 million or 0.98% of total loans at September 30, 2018 compared with $5.1 million or 1.01% of total loans at December 31, 2017.

OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

NET INCOME

Net income was $1.3 million, or $0.35 per diluted share, for the quarter ended September 30, 2018, relatively equal to net income for the third quarter of 2017, with an increase in per diluted share from $0.34.  Net income for the nine months ended September 30, 2018 was $4.6 million, or $1.21 per diluted share, compared with $3.0 million, or $0.81 per diluted share, for the nine months ended September 30, 2017.  Profitability as measured by return on average assets and return on average equity increased to 0.79% and 8.96%, respectively, for the third quarter of 2018 from 0.80% and 8.96%, respectively, for the third quarter of 2017.  Profitability as measured by return on average assets and return on average equity increased to 0.93% and 10.66%, respectively, for the nine months ended September 30, 2018 compared with 0.65% and 7.27%, respectively, for the nine months ended September 30, 2017.

NET INTEREST INCOME AND EXPENSE

Net interest income increased $355,000 or 6.47% to $5.8 million for the quarter ended September 30, 2018 from $5.5 million for the quarter ended September 30, 2017.   For the quarter ended September 30, 2018, net interest income increased 11.36% to $17.4 million from $15.6 million, for the quarter ended September 30, 2017.  The Company’s net interest margin increased to 3.81% in the third quarter of 2018 from 3.75% in the third quarter of 2017.  For the nine months ended September 30, 2018 and 2017, the Company’s net interest margin was 3.81% and 3.62%, respectively.

Interest income increased $693,000 or 11.55% to $6.7 million for the third quarter of 2018 from $6.0 million for the third quarter of 2017. Interest income increased 14.45% to $19.6 million for the nine months ended September 30, 2018 from $17.1 million for the nine months ended September 30, 2017.  This increase was due to higher average balances and yields on earning assets for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017.  The yield on earning assets increased 28 basis points from 4.09% during the third quarter of 2017 to 4.37% during the third quarter of 2018 and increased 32 basis points from 3.97% for the nine months ended September 30, 2017 to 4.29% for the nine months ended September 30, 2018.  The changes in earning assets were:

•

Average balances for loans increased $40.6 million from $479.2 million for the third quarter of 2017 to $519.7 million for the third quarter of 2018, and increased $46.2 million from $464.1 million for the nine months ended September 30, 2017 to $510.3 million for the nine months ended September 30, 2018.  As a result of increasing balances, the Company’s loan pricing strategies and the current interest rate environment, the tax equivalent yield increased 14 basis points to 4.66% for the third quarter of 2018, compared with 4.52% for the third quarter of 2017, and increased 18 basis points to 4.67% for the nine months ended September 30, 2018 from 4.49% for the nine months ended September 30, 2017.

•

Average balances for securities increased $9.4 million from $66.9 million for the third quarter of 2017 to $76.3 million for the third quarter of 2018, and increased $13.7 million from $61.0 million for the nine months ended September 30, 2017 to $74.6 million for the nine months ended September 30, 2018.  The tax equivalent yield increased from 2.83% for the third quarter of 2017 to 2.94% for the third quarter of 2018, and decreased from 2.85% for the nine months ended September 30, 2017 to 2.79% for the nine months ended September 30, 2018.  The yield in securities decreased primarily due to calls and maturities on higher yielding securities held in the portfolio.  Management continues to invest, in accordance with the Company’s investment policy, in securities that strengthen the Company’s liquidity position, manage interest rate risk and provide earnings.

•

Average balances for deposits in other banks decreased to $14.8 million for the third quarter of 2018 from $41.5 million for the third quarter of 2017, and decreased to $28.6 million for the nine months ended September 30, 2018 from $58.0 million for the nine months ended September 30, 2017.  This decline was the result of lower balances at the Federal Reserve Bank of Richmond (“FRB”) due to lower requirements and to provide funding for higher earnings assets.

Interest expense increased $338,000 or 65.63% from $515,000 for the third quarter of 2017 to $853,000 for the third quarter of 2018.  Interest expense increased 46.75% to $2.2 million for the nine months ended September 30, 2018 from $1.5 million for the nine months ended September 30, 2017 .  These increases were primarily due to increases in volume and average rates paid for interest-bearing deposit accounts and FHLB advances.  The average rate on total interest-bearing liabilities increased to 0.71% for the third quarter of 2018 from 0.45% for the third quarter of 2017 and increased to 0.61% for the nine months ended September 30, 2018 from 0.44% for the nine months ended September 30, 2017.

•

Average balances for deposits increased $3.8 million from $443.4 million for the third quarter of 2017 to $447.2 million for the third quarter of 2018, and increased $11.2 million from $438.4 million for the nine months ended September 30, 2017 to $449.6 million for the nine months ended September 30, 2018.  Interest paid on deposits increased $222,000 or 53.75% from $413,000 for the third quarter of 2017 to $635,000 for the third quarter of 2018.  Interest paid on deposits increased 42.41% to $1.6 million for the nine months ended September 30, 2018 from $1.1 million for the nine months ended September 30, 2017.

•

Average balances for federal funds purchased and FHLB advances increased $17.4 million from $7.9 million for the third quarter of 2017 to $25.3 million for the third quarter of 2018, and increased $14.7 million from $10.5 million for the nine months ended September 30, 2017 to $25.2 million for the nine months ended September 30, 2018.  Interest expense on federal funds purchased and FHLB advances was $167,000 and $51,000 for the third quarter of 2018 and 2017, respectively.  Interest expense on federal funds purchased and FHLB advances was $411,000 and $198,000 for the nine months ended September 30, 2018 and 2017, respectively.  These increases were due to the Company’s funding needs during the periods.

The following table sets forth information, for the periods indicated, relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities and the average yields and rates paid. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively.

Average Balances, Income and Expense, and Average Yields and Rates

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$517,148	$6,110	4.69%	$474,583	$5,437	4.55%
Tax-exempt (1)	—	—	—	2,129	27	5.29%
Nonaccrual (2)	2,574	—	—	2,449	—	—
Total loans	519,722	6,110	4.66%	479,161	5,464	4.52%

Securities
Taxable	62,241	438	2.81%	53,035	329	2.48%
Tax-exempt (1)	14,071	118	3.36%	13,874	144	4.16%
Total securities	76,312	556	2.91%	66,909	473	2.83%

Deposits in other banks	14,778	53	1.42%	41,505	122	1.17%
Federal funds sold	15	—	1.87%	10	—	1.10%
Total earning assets	610,827	6,719	4.37%	587,585	6,059	4.09%

Less: Allowance for loan losses	(5,145)			(4,413)
Total nonearning assets	51,996			50,515
Total Assets	$657,678			$633,687

Liabilities and Shareholders' Equity
Deposits
Demand	$116,376			$115,303
Interest-bearing
NOW	223,231	$228	0.41%	230,629	$161	0.28%
Money market	62,667	102	0.65%	54,830	29	0.21%
Savings	89,728	68	0.30%	88,669	34	0.15%
Time	71,547	237	1.31%	69,227	189	1.09%
Total interest-bearing deposits	447,173	635	0.56%	443,355	413	0.37%

Federal funds purchased	2,728	16	2.29%	0	—	0.00%
FHLB advances	22,570	152	2.66%	7,888	52	2.58%
Junior subordinated debt	4,124	50	4.83%	4,124	50	4.83%
Total interest-bearing liabilities	476,595	853	0.71%	455,367	515	0.45%

Other liabilities	6,436			6,266
Shareholders' equity	58,271			56,751
Total Liabilities & Shareholders' Equity	$657,678			$633,687

Net interest income (tax equivalent basis)		$5,866	3.66%		$5,544	3.64%
Less: tax equivalent adjustment		(25)			(58)
Net interest income		$5,841			$5,486

Interest expense as a percent of average earning assets			0.55%			0.35%
Net interest margin			3.81%			3.75%

(1)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

Average Balances, Income and Expense, and Average Yields and Rates

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$507,332	$17,813	4.69%	$458,300	$15,463	4.51%
Tax-exempt (1)	—	—	—	2,766	108	5.29%
Nonaccrual (2)	2,961	—	—	3,007	—	—
Total loans	510,293	17,813	4.67%	464,073	15,571	4.49%

Securities
Taxable	60,496	1,196	2.64%	49,950	927	2.48%
Tax-exempt (1)	14,139	357	3.37%	11,033	376	4.55%
Total securities	74,635	1,553	2.77%	60,983	1,303	2.85%

Deposits in other banks	28,595	313	1.46%	57,973	420	0.97%
Federal funds sold	13	—	1.66%	10	—	0.89%
Total earning assets	613,536	19,679	4.29%	583,039	17,294	3.97%

Less: Allowance for loan losses	(5,307)			(4,533)
Total nonearning assets	50,733			50,762
Total Assets	$658,962			$629,268

Liabilities and Shareholders' Equity
Deposits
Demand	$116,988			$113,880
Interest-bearing
NOW	230,973	$604	0.35%	231,020	$463	0.27%
Money market	57,738	198	0.46%	54,360	85	0.21%
Savings	89,373	158	0.24%	86,661	84	0.13%
Time	71,547	671	1.26%	66,393	515	1.04%
Total interest-bearing deposits	449,631	1,631	0.49%	438,434	1,147	0.35%

Federal funds purchased	2,458	40	2.15%	3	—	1.41%
FHLB advances	22,694	371	2.19%	10,489	198	2.53%
Junior subordinated debt	4,124	149	4.83%	4,124	148	4.83%
Total interest-bearing liabilities	478,907	2,191	0.61%	453,050	1,493	0.44%

Other liabilities	5,873			6,476
Shareholders' equity	57,194			55,862
Total Liabilities & Shareholders' Equity	$658,962			$629,268

Net interest income (tax equivalent basis)		$17,488	3.68%		$15,801	3.53%
Less: tax equivalent adjustment		(75)			(165)
Net interest income		$17,413			$15,636

Interest expense as a percent of average earning assets			0.48%			0.34%
Net interest margin			3.81%			3.62%

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

	For the Three Months Ended September 30, 2018 Compared to September 30, 2017
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$672	$487	$185
Loans; tax-exempt (1)	(27)	(27)	-
Securities; taxable	109	58	51
Securities; tax-exempt (1)	(26)	2	(28)
Deposits in other banks	(69)	(79)	10
Total Interest Income	659	441	218
Interest Expense
NOW	68	(5)	73
Money market	73	4	69
Savings	34	-	34
Time	47	6	41
Federal funds purchased	16	16	-
FHLB advances	99	96	3
Total Interest Expense	337	117	220
Net Interest Income	$322	$324	$(2)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.

	For the Nine Months Ended September 30, 2018 Compared to September 30, 2017
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans; taxable	$2,344	$1,654	$690
Loans; tax-exempt (1)	(108)	(108)	–
Securities; taxable	275	196	79
Securities; tax-exempt (1)	(20)	105	(125)
Deposits in other banks	(107)	(213)	106
Total Interest Income	2,384	1,634	750
Interest Expense
NOW	144	-	144
Money market	113	5	108
Savings	74	3	71
Time	156	40	116
Federal funds purchased	40	-	40
FHLB advances	172	229	(57)
Total Interest Expense	699	277	422
Net Interest Income	$1,685	$1,357	$328

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $195,000 for the third quarter of 2018 compared to $110,000 for the third quarter of 2017, and was $507,000 and $395,000 for the nine months ended September 30, 2018 and 2017, respectively.  Changes to provision expense were due to portfolio growth, historical net charge-off history, asset quality indicators, impaired loans and other qualitative factors.

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

NONINTEREST INCOME

Noninterest income increased $34,000 or 2.64% to $1.3 million for the third quarter of 2018 from the third quarter of 2017.  Noninterest income increased 17.56% to $4.8 million for the nine months ended September 30, 2018, from $4.1 million for the nine months ended September 30, 2017.  The following summarizes noninterest income for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Noninterest income
Trust and estate fees	$379	$379	$1,154	$1,151
Brokerage fees	45	38	132	129
Service charges on deposit accounts	413	467	1,261	1,452
Interchange fee income, net	319	302	931	923
Bank-owned life insurance	91	91	271	271
Other service charges, commissions and other income	44	11	168	167
Gain on call of securities available for sale	-	1	838	1
Gain on sale of mortgage loans held for sale, net	33	1	56	1
Total noninterest income	$1,324	$1,290	$4,811	$4,095

The primary changes in noninterest income were:

•

Service charges on deposit accounts decreased $54,000 for the third quarter of 2018 when compared with the third quarter of 2017, and decreased $191,000 for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.  This decrease has been occurring over several periods and was attributable to changes in customer behavior and funds management as a result of greater access to account information via multiple technology channels.

•

Other service charges, commissions and fees increased $33,000 for the third quarter of 2018 when compared with the third quarter of 2017.  The increase in quarterly income was the result of a one-time buyout payment from the Bank’s previous provider of merchant card services.  Other service charges, commissions and fees remained relatively unchanged for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.

•	The call of two pooled trust preferred securities resulted in gains of $838,000 for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017.
•

Gains of $33,000 on mortgage loans held for sale was recognized for the third quarter of 2018, and $56,000 for the nine months ended September 30, 2018.  The Company began originating and selling qualifying residential mortgage loans on the secondary market in the third quarter of 2017.

NONINTEREST EXPENSE

Noninterest expense was $5.5 million and $5.0 million for the third quarter of 2018 and 2017, respectively, an increase of $487,000 or 9.74%.  Noninterest expense increased 6.27% to $16.5 million for the nine months ended September 30, 2018 from $15.6 million for the nine months ended September 30, 2017.  The following summarizes noninterest expense for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Noninterest Expenses
Salaries and benefits	$2,999	$2,683	$8,937	$8,271
Occupancy	599	568	1,770	1,750
Furniture and equipment	243	252	760	898
Marketing	190	142	468	378
Legal, audit and consulting	263	263	763	809
Data processing	360	298	961	942
Federal Deposit Insurance Corporation	86	84	279	225
Other operating expenses	744	708	2,601	2,290
Total noninterest expenses	$5,484	$4,998	$16,539	$15,563

The primary changes in noninterest expense were:

•

Salaries and benefits increased $316,000 for the third quarter of 2018 compared with the third quarter of 2017.  Salaries and benefits increased $666,000 for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017. These changes were primarily the result of increased incentives and commissions in 2018 and reduced share-based compensation in 2017.

•

Occupancy expense increased $31,000 and $20,000 for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017.  Furniture and equipment expense decreased $9,000 and $138,000 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.  These decreases in expenses were the result of management’s initiative to manage and control expenses.

•

Marketing expense increased $48,000 and $90,000 for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017.  These increases were primarily due to marketing initiatives to attract new business in the Company’s  operating footprint.

•

Legal, auditing and consulting expense was unchanged for the third quarter of 2018 and decreased $46,000 for the nine months ended September 30, 2018 compared with the same periods in 2017.  These expenses decreased for the nine months ended September 30, 2018 due to less loan related legal expenses for the comparable periods.  Legal expenses were higher in 2017 due to expenses related to loans charged-off in prior years.

•

Data processing expense increased $62,000 for the third quarter of 2018 and increased $19,000 for the nine months ended September 30, 2018 compared with the same periods in 2017.  Increases in expenses were due primarily to new technology, in particular online delivery, offset by improved management of expenses.

•

FDIC deposit insurance premium expense increased $2,000 and $54,000 for third quarter of 2018 and the nine months ended September 30, 2018, respectively, compared with the same periods in 2017 due to changes in the assessment rate on higher deposits.

•

Other operating expenses increased $37,000 and $311,000 for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017.  The majority of these increases were due to increases in loan related operating expenses, employee training and education and non-loan related net charge offs.

INCOME TAXES

Income tax expense was $169,000 and $387,000 for the three months ended September 30, 2018 and 2017, respectively, resulting in an effective tax rate of 11.38% and 23.19%, respectively.  Income tax expense was $616,000 and $734,000 for the nine months ended September 30, 2018 and 2017, respectively, resulting in an effective tax rate of 11.90% and 19.45%, respectively.  The Tax Cuts and Jobs Act was signed into law on December 22, 2017, which reduced the Company’s corporate tax rate from 34% to 21%, beginning January 1, 2018.  The effective tax rate differed from the statutory federal income tax rate due to the Bank’s investment in tax-exempt loans and securities, income from the bank-owned life insurance policies, and community development tax credits. The Company’s estimated tax credits were $378,000 and $353,000 for nine months ended September 30, 2018 and 2017, respectively.

FINANCIAL CONDITION AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

Total assets increased $25.4 million to $670.0 million at September 30, 2018 compared with $644.6 million at December 31, 2017.  Total liabilities increased $23.2 million to $611.7 million compared with $588.5 million at December 31, 2017.  Total shareholders’ equity increased $2.1 million to $58.3 million compared with $56.1 million at December 31, 2017.

•	Cash and cash equivalents decreased $8.3 million primarily due to the decrease in funds held at the FRB because of a reduction in the minimum reserve requirement for the period.
•	Securities available for sale increased $476,000 due to liquidity positioning during the period.
•	Restricted investments increased $949,000 due to stock position requirements at the FHLB based on borrowing balances.
•	Net loans increased $30.1 million due to loan growth, primarily in the commercial and residential real estate portfolios.

•

Other assets increased $2.2 million primarily due to the Company’s additional investment of $1.0 million in a new affordable housing projects and valuation adjustments for deferred taxes within the securities portfolio and the interest rate swap on the Company’s subordinated debt.

•

Total deposits decreased $3.8 million.  Growth in savings and money market accounts were more than offset by the decline in noninterest-bearing and interest-bearing checking accounts and time deposits, primarily due to balance fluctuations in the Company’s public deposit accounts and overall challenges in deposit growth due to rising interest rates, local competition and deposit alternatives.

•	Total FHLB advances and federal funds purchased increased $26.9 million. This increase was due, in part, to fund loan growth.
•	Total shareholders’ equity increased $2.1 million, primarily due to growth in net income.

ASSET QUALITY

Nonperforming assets, which include nonperforming loans and other real estate owned, were $9.0 million at September 30, 2018 compared with $10.4 million at December 31, 2017.  Factors contributing to the changes in nonperforming assets were:

•

Nonaccrual loans were $2.4 million compared with $3.2 million at December 31, 2017.  The changes in nonaccrual loans include the disposition of one nonaccrual loan through foreclosure.  This loan was subsequently purchased during the same period by a third party.  Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction to the loan principal balance.

•

Student loans that were greater than 90 days past due and still accruing interest totaled $1.4 million at September 30, 2018 compared with $1.6 million at December 31, 2017. These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 98% guaranteed by the U.S. Department of Education.

•

Loans greater than 90 days past due and still accruing interest totaled $441,000 at September 30, 2018 compared with $49,000 at December 31, 2017.   The past due loans for the current period consisted of two residential real estate loans whose status was not related to credit quality.

•

Restructured loans that are not on nonaccrual status totaled $3.4 million at September 30, 2018 compared with $4.2 million at December 31, 2017.  There were no loans modified as troubled debt restructures (“TDRs”) during the three and nine months ended September 30, 2018.  There were no defaults on TDRs occurring within 12 months of modification during the three and nine months ended September 30, 2018 and 2017.  At September 30, 2018, there were six loans in the portfolio, totaling $3.5 million, that have been identified as TDRs, of which five were current and performing in accordance with the modified terms.

The allowance for loan losses increased from $5.1 million at December 31, 2017 to $5.2 million at September 30, 2018 and was primarily related to the $30.1 million growth in net loans.

The following table sets forth certain information with respect of the Company’s nonperforming assets:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Nonaccrual loans	$2,381	$3,180
Restructured loans still accruing	3,402	4,182
Student loans greater than 90 days past due and accruing	1,400	1,616
Loans greater than 90 days past due and accruing	441	49
Total nonperforming loans	7,624	9,027
Other real estate owned, net	1,356	1,356
Total nonperforming assets	$8,980	$10,383

Allowance for loan losses	$5,214	$5,094
Allowance for loan losses to total loans	0.98%	1.01%
Nonaccrual loans to total loans	0.45%	0.63%
Allowance for loan losses to nonperforming loans	68.39%	56.43%
Nonperforming loans to total loans	1.43%	1.80%
Nonperforming assets to total assets	1.34%	1.61%

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

As of September 30, 2018 and December 31, 2017, management believes the Bank satisfies all capital adequacy requirements to which it was subject and is considered “well capitalized” as defined by the regulatory authorities.  The following table provides information on the regulatory capital ratios for the Bank at September 30, 2018 and December 31, 2017. Management believes that the Bank’s capital structure is strong and exceeds all capital adequacy requirements, at September 30, 2018.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Tier 1 Capital:
Common equity	$61,501	$59,334
Unrealized loss on securities available for sale, net	1,523	30
Unrealized benefit obligation for supplemental retirement plans	(124)	(104)
Total Common equity tier 1 capital	62,900	59,260

Tier 2 Capital:
Allowable allowance for loan losses	5,214	5,094
Total Capital:	$68,114	$64,354

Risk Weighted Assets:	$537,667	$518,562

Regulatory Capital Ratios:
Leverage Ratio	9.56%	9.17%
Common Equity Tier 1 Capital Ratio	11.70%	11.43%
Tier 1 Capital Ratio	11.70%	11.43%
Total Capital Ratio	12.67%	12.41%

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

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold, unpledged securities and loans maturing within one year. At September 30, 2018, liquid assets totaled $209.2 million, or 31.2%, of total assets and 34.2% of total liabilities. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures. Management monitors the liquidity position regularly and attempts to maintain a position, which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

CONTRACTUAL OBLIGATIONS

As of September 30, 2018, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2018.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2018, the Company’s Board of Directors authorized the Company to repurchase up to 112,880 shares (3% of common stock outstanding on January 1, 2018) beginning January 1, 2018 and continuing until the next Board reset.  During the nine months ended September 30, 2018, 368 shares of common stock were repurchased at an average price of $21.47 per share.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 112,512 shares of the Company’s common stock as of September 30, 2018.

Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual timing, number, and value of shares repurchased under the program will be determined by management.

No repurchases of the Company's common stock occurred during the three months ended September 30, 2018.

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

101

The following materials from the Company’s Form 10-Q Report for the quarterly period ended September 30, 2018, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By: /s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated: November 9, 2018

By: /s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 9, 2018