Form 10-K
period 2018-12-31
FAUQUIER BANKSHARES, INC.
filed 2019-03-11
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	o	Accelerated filer	☒
Non-accelerated filer	o	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common shares held by nonaffiliates of the registrant at June 30, 2018, was $76.6 million. The registrant had 3,785,454 shares of common stock outstanding as of March 11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.BUSINESS

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

THE FAUQUIER BANK

The Bank’s general market area principally includes Fauquier County, Prince William County and neighboring communities, and is located approximately 50 miles southwest of Washington, D.C. The Bank provides a full range of financial services, including internet banking, mobile banking, commercial, retail, insurance, wealth management, and financial planning services through eleven banking offices throughout Fauquier and Prince William counties in Virginia.

The Bank provides retail banking services to individuals and businesses. These services include various types of interest and noninterest-bearing checking accounts, money market and savings accounts, and time deposits.  In addition, the Bank provides secured and unsecured commercial and real estate loans, standby letters of credit, secured and unsecured lines of credit, personal loans, residential mortgages and home equity loans, automobile and other types of consumer financing.

The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. The WMS division offers a full range of personalized services that include investment management, financial planning, trust, estate settlement, retirement, insurance and brokerage services.

The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Title Shenandoah, LLC, a title insurance company which are owned by a consortium of Virginia community banks.  Fauquier Bank Services, Inc. also, previously had an equity ownership interest in Infinex Investments, Inc., a full service broker/dealer, owned by banks and banking associations in various states, whose ownership was sold by Fauquier Bank Services, Inc. in January 2019.

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities.  The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). Additional revenues are derived from fees for deposit and WMS related services.

LENDING ACTIVITIES

The Bank offers a range of lending services, including real estate and commercial loans, to individuals, as well as, small-to-medium sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The majority of the Bank’s loans are made on a secured basis. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Bank has no foreign loans, subprime loans or loans for highly leveraged transactions.

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

The Bank’s loan portfolio includes the following segments: commercial and industrial loans, commercial real estate loans, construction and land loans, consumer and student loans, residential real estate loans and home equity lines of credit.

COMMERCIAL AND INDUSTRIAL LOANS

The Bank’s commercial loans include loans for working capital, equipment purchases, and various other business purposes. Business assets are the primary collateral for the Bank’s commercial loan portfolio.  Commercial loans have variable or fixed rates of interest.

Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary based on financial indices and will be payable in full in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank’s loan officers. Certain credit risks are inherent in originating and keeping loans on the Bank’s balance sheet. These include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral and changes in economic and industry conditions.  In particular, longer maturities increase the risk that economic conditions will change and adversely affect the Bank's ability to collect. The Bank attempts to minimize loan losses through various means, including the debtors’ cash flow as the source of repayment and secondarily the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

COMMERCIAL REAL ESTATE LOANS

Loans secured by commercial real estate consist principally of commercial loans for which real estate constitutes the primary source of collateral. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of commercial real estate loans may be more vulnerable to adverse conditions in the real estate market or the economy.

CONSTRUCTION AND LAND LOANS

The majority of the Bank’s construction and land loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than single-family residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion. The Bank also provides construction loans and lines of credit to developers. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion. The loans are made with a fixed rate of interest. The majority of these construction loans are made to selected local developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project. Construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units.

CONSUMER AND STUDENT LOANS

The Bank’s consumer loans include loans to individuals such as auto loans, credit card loans and overdraft loans. The Bank also has U.S. Government guaranteed student loans, which were purchased through and serviced by a third-party and have a variable rate of interest.

RESIDENTIAL REAL ESTATE LOANS

The Bank’s 1-4 family residential real estate loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30-year terms, and balloon loans with fixed interest rates, and 3, 5, 7, or 10 year maturities utilizing amortization schedules of 30 years or less. The majority of the Bank’s 1-4 family residential mortgage loans are secured by properties located in the Bank’s market area.

HOME EQUITY LINES OF CREDIT

The Bank’s home equity lines of credit consist of conventional loans, generally with variable interest rates that are tied to the Wall Street Journal prime rate with 10 year terms. The majority of the Bank’s home equity lines of credit are secured by properties located in the Bank’s market area. The Bank allows a maximum loan-to-value ratio of 85% of the value of the property held as collateral at the time of origination.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank considers its interest and noninterest-bearing checking accounts, savings and money market accounts, and nonbrokered time deposits under $100,000 to be core deposits.  Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level.  The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”), to provide customers multi-million dollar FDIC insurance on certificate of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, and mutual funds. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank’s restricted investments include holdings of FHLB stock and stock of the Federal Reserve Bank of Richmond (the “Reserve Bank”).

GOVERNMENT SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary addresses certain provisions of federal and state laws that apply to the Company or the Bank. This summary does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions.

EFFECT OF GOVERNMENTAL MONETARY POLICIES. The earnings and business of the Company and the Bank are affected by the economic and monetary policies of various regulatory authorities of the United States, especially the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve, among other things, regulates the supply of credit and money and setting interest rates in order to influence general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credits, and deposits, and the interest rates paid on liabilities and received on assets. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

SARBANES-OXLEY ACT OF 2002. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly, and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (“SOX”), which is aimed at improving corporate governance, internal controls and reporting procedures. The Company is complying with applicable SEC and other rules and regulations implemented pursuant to SOX.

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

BANK REGULATION. The Bank is chartered under the laws of the Commonwealth of Virginia and is a member of the Federal Reserve System.  The Bank is subject to comprehensive regulation, examination and supervision by the Federal Reserve and the Virginia State Corporation Commission (“SCC”) and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to the Bank’s directors, officers and employees; requirements on the opening and closing of branch offices; requirements regarding the maintenance of prescribed regulatory capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. The FDIC insures the deposits of the Bank’s customers to the maximum extent provided by law and, as a result, the Bank is also subject to regulation by the FDIC.  The Bank’s regulators have broad enforcement powers over the Bank, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the Bank’s assets for the benefit of depositors and other creditors.

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

DEPOSIT INSURANCE. Each of the Bank’s depository accounts is insured by the FDIC against loss to the depositor to the maximum extent permitted by applicable law, and federal law and regulatory policy impose a number of obligations and restrictions on the Company and the Bank to reduce potential loss exposure to depositors and to the DIF.  The deposit insurance assessment is based on average total assets minus average tangible equity, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The FDIC utilizes a “financial ratios method” based on the CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to reflect financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

During 2016, the FDIC raised the DIF’s minimum reserve ratio from 1.15% to 1.35%, as required by the Dodd-Frank Act.  The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks, such as the Bank, for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15% to 1.35%.  The minimum reserve ratio reached 1.35% in the third quarter of 2018.  In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

CAPITAL REQUIREMENTS.  Federal bank regulators have issued substantially similar guidelines requiring banks and bank holding companies to maintain capital at certain levels.  In addition, regulators may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.  Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial condition and results of operations.

The Federal Reserve and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision (the “Basel Committee”) and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). For the purposes of the Basel III Capital Rules, (i) common equity tier 1 capital consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of common equity Tier 1 capital plus noncumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists principally of Tier 1 capital plus qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for loan losses.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Capital Rules.  The Basel III Capital Rules also establish risk weightings that are applied to many classes of assets held by community banks, including applying higher risk weightings to certain commercial real estate loans.

The Basel III Capital Rules require banks and bank holding companies to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”).  Among other things, these standards revise the standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital.  Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027.  Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company.  The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold).  Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules.  The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules.  The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as described below.

On November 21, 2018, the federal bank regulators jointly issued a proposed rule required by the EGRRCPA that would permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the proposed rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework.  The rule is in proposed form so the content and scope of the final rule, and its impact on the Company and the Bank (if any), cannot be determined.

PROMPT CORRECTIVE ACTION. Federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities.

To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.  As of December 31, 2018, the Bank was considered “well capitalized.”

As described above, on November 21, 2018, the federal bank regulators jointly issued a proposed rule required by the EGRRCPA that would permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets elect to opt into the CBLR framework.  Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework.  The rule is in proposed form so the content and scope of the final rule, and its impact on the Company and the Bank (if any), cannot be determined.

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

USA PATRIOT ACT. The USA PATRIOT Act provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA PATRIOT Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and a cost of compliance, the USA PATRIOT Act has not materially affected the Bank’s products, services, or other business activities.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

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

ABILITY-TO-REPAY AND QUALIFIED MORTGAGE RULE. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability-to-repay, and allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the Dodd-Frank Act and CFPB regulations. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.

LOANS TO INSIDERS. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Specifically, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the Bank’s unimpaired capital and unimpaired surplus. Loans exceeding these amounts are prohibited, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Loans to directors, executive officers and principal shareholders are required to be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

CYBERSECURITY. Federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the financial institution fails to meet the expectations set forth in this regulatory guidance, the institution could be subject to various regulatory actions, including financial penalties, and any remediation efforts may require significant resources.

INCENTIVE COMPENSATION. Federal bank regulatory agencies issued regulatory guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2018, the Company is not aware of any instances of noncompliance with the guidance.

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

COMPETITION

The Company encounters strong competition both in making loans and in attracting deposits. In one or more aspects of its business, the Bank competes with other commercial banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, financial technology companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s nonbank competitors are not subject to the same level of federal regulation that governs bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking institutions tend to compete based primarily on price and the number and location of branches while smaller financial institutions tend to compete primarily on price and personal service.

EMPLOYEES

As of December 31, 2018, the Company and the Bank employed approximately 142 full-time equivalent employees. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company’s SEC filings are filed electronically and are available to the public over the internet at the SEC’s website at http://www.sec.gov .  The Company’s website is https://www.tfb.bank. The Company makes its SEC filings available through this website under “Investor Relations,” “Documents” as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to the Company's secretary at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 800-638-3798. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC.

The Company’s transfer agent and registrar is American Stock Transfer & Trust Company, LLC and can be contacted by writing to 6201 15th Avenue, Brooklyn, New York 11209 or by phone 800-937-5449. Their website is www.amstock.com.

ITEM 1A. RISK FACTORS

The Company is subject to interest rate risk and fluctuations in interest rates may negatively affect its financial performance.

The Company’s profitability depends, in part, on its net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect the Company’s net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. The Company is unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond the Company’s control. Management believes that the Company’s current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.  Based on modest increases in the federal funds rates in 2018, as initiated by the Federal Open Market Committee, the Company expects continued pressure on its net interest margin due to continued low market rates and intense competition for loans and deposits from both local and national financial institutions.  Continued pressure on net interest margin could adversely affect the Company’s results of operations.

The Company’s business is subject to various lending and other economic risks that could adversely affect its results of operations and financial condition.

The Company’s business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond the Company’s control. A deterioration in economic conditions, in particular a prolonged economic slowdown within the Company’s geographic region, could result in the following consequences which could adversely affect the Company’s business: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for products and services; and a deterioration in the value of collateral for loans.

Adverse changes in economic conditions in the Company’s market areas or adverse conditions in industries on which such markets are dependent could adversely affect the Company’s results of operations and financial condition.

The Company provides full service banking and other financial services in Fauquier and Prince William counties in Virginia. The Company’s loan and deposit activities are directly affected by economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions and housing market conditions. Adverse developments in any of these factors could result in, among other things, a decline in loan demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect the Company’s financial condition or operations.

The Company’s focus on lending to small to mid-sized community-based businesses may increase its credit risk.

Most of the Company’s commercial business and commercial real estate loans are made to small business or middle market customers.  These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions.  Additionally, these loans may increase concentration risk as to industry or collateral securing the loans.  If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected.  Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle.  The deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s risk management framework may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report and control the risks it faces. These risks include, but are not limited to, interest rate, credit, liquidity, operational, reputation, legal, compliance, economic and litigation risk. Although the risk management program is assessed on an ongoing basis, the Company gives no assurance that the risk management framework and related controls will effectively mitigate the risks listed above or limit losses that may occur. If the Company’s risk management program or controls do not function effectively, the Company’s results of operations or financial condition may be adversely affected.

Competition from other financial institutions and financial intermediaries may adversely affect the Company’s profitability.

The Company faces competition in originating loans and in attracting deposits principally from other banks, mortgage banking companies, consumer finance companies, savings associations, credit unions, brokerage firms, insurance companies, financial technology companies and other institutional lenders and purchasers of loans. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions may be able to offer the same loan products and services that the Company offers at more competitive rates and prices. Increased competition could require the Company to increase the rates paid on deposits or lower the rates offered on loans, which could adversely affect profitability.

The Bank may be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) index in the future.

The Bank has certain loans indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under the Bank’s loan agreements with borrowers may cause the Bank to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have a material adverse effect on the Bank’s results of operations.

Weakness in the secondary residential mortgage loan markets will adversely affect noninterest income.

One of the components of the Company’s strategic plan is to generate noninterest income from loans originated for sale into the secondary market.  Interest rates, low housing inventory, cash buyers, new mortgage lending regulations and other market conditions could have an adverse effect on loan originations across the industry which would reduce our noninterest income.

The Company’s credit standards and on-going credit assessment processes might not protect it from significant credit losses.

The Company takes credit risk by virtue of making loans and extending loan commitments and letters of credit. Credit risk is managed through a program of underwriting standards, the review of certain credit decisions and an ongoing process of assessment of the quality of the credit already extended. In addition, the Company’s credit administration function employs risk management techniques intended to promptly identify problem loans. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding future undue credit risk, and credit losses may occur in the future.

If the Company’s allowance for loan losses becomes inadequate, results of operations may be adversely affected.

Making loans is an essential element of the Company’s business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although the Company seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, loans may not be repaid. The Company attempts to maintain an appropriate allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is determined by analyzing numerous factors about the loan portfolio including historical loan losses for relevant periods of time, current trends in delinquencies and charge-offs, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, changes in the size and composition of the loan portfolio and industry information. Also included are qualitative considerations with respect to the effect of potential economic events, the outcomes of which are uncertain.

Because any estimate of loan losses is subjective and the accuracy depends on the outcome of future events, charge-offs in future periods may exceed the allowance for loan losses and additional increases in the allowance for loan losses may be required. Additions to the allowance for loan losses would result in a decrease of profitability. Although management believes the allowance for loan losses is adequate to absorb losses that are inherent in the loan portfolio, the Company cannot predict such losses or that the allowance will be adequate in the future.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Company for the fiscal year beginning January 1, 2020. This standard, referred to as Current Expected Credit Loss (“CECL”) will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit loss in its allowance for loan losses. This will change the current method of providing an allowance for loan losses that are inherent in the loan portfolio, which may require an increase in the allowance for loan losses, and to greatly increase the types of data needed to collect and review to determine the appropriate level of the allowance for loan losses. The Company has established a committee that is in the process of gathering historical data and evaluating appropriate portfolio segmentation and modeling methods. Any increase in the Company’s allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on the Company’s financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

Nonperforming assets adversely affect net income in various ways. The Company does not record interest income on nonaccruing loans, which adversely affects income and increases credit administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in, or negative adjustments in, the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid increases in nonperforming loans in the future.

The Company’s real estate lending business can result in increased costs associated with other real estate owned (“OREO”).

Because the Company originates loans secured by real estate, the Company may have to foreclose on the collateral property and may thereafter own and operate such property.  The amount that may be realized after a default is dependent upon factors outside of the Company’s control, including, but not limited to, general or local economic conditions, environmental cleanup liability, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, and supply of and demand for properties. Certain expenditures associated with the ownership of income-producing real estate, principally real estate taxes and maintenance costs, may adversely affect the net cash flows generated by the real estate. Therefore, the cost of operating income-producing real property may exceed the rental income earned from such property, and the Company may have to advance funds in order to protect its investment or may be required to dispose of the real property at a loss.

The Company’s deposit insurance premiums could increase in the future, which may adversely affect future financial performance.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level.  Economic conditions that began with the financial crisis of 2008 increased the rate of bank failures through 2014, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.  A depository institution’s deposit insurance assessment is calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits.  The Bank’s FDIC insurance premiums could increase in future periods if the Bank’s asset size increases, if the FDIC raises base assessment rates, or if the FDIC takes other actions to replenish the DIF.

The Company relies on deposits obtained from customers in the Company’s market area to provide liquidity and to support growth.

The Company’s business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. If deposit levels fall, the Company could lose a relatively low-cost source of funding and interest expense would likely increase as alternative funding to replace lost deposits may be necessary. If local customer deposits are not sufficient to fund the Company’s normal operations and growth, the Company will look to outside sources, such as borrowings from the FHLB, which is a secured funding source. The Company’s ability to access borrowings from the FHLB will be dependent upon whether and the extent to which collateral to secure FHLB borrowings can be provided. The Company may also look to federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by banking regulators.  The Company may also seek to raise funds through the issuance of shares of its common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If the Company is unable to access funding sufficient to support business operations and growth strategies or is only able to access such funding on unattractive terms, the Company may not be able to implement its business strategies which may negatively affect financial performance.

The Company is subject to security and operational risks relating to the use of technology that could damage the Company’s reputation.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company’s business strategy. The Company has invested in information security technologies and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, computer systems and infrastructures may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Security breaches, including cyber incidents and hacking events, have been experienced by several of the world’s largest financial institutions that utilize sophisticated security tools to prevent such breaches, incidents and events.  Any security breach could result in exposure to possible liability and reputational damage. The Company places reliance on standard security systems and procedures to provide the security and authentication necessary to effect secure collection, transmission and storage of sensitive data. These systems and procedures include but are not limited to (i) regular penetration testing of the network perimeter, (ii) regular employee training programs on sound security practices, (iii) deployment of tools to monitor the network including intrusion/exfiltration prevention and detection systems, electronic mail spam filters, anti-virus and anti-malware, resource logging and patch management, (iv) multifactor authentication for customers, where applicable, and (v) enforcement of security policies and procedures for the additions and maintenance of user access and rights to resources.

While most of the Company’s core data processing is conducted internally, certain key applications are outsourced to third-party providers. If the Company’s third-party providers encounter difficulties or if the Company has difficulty in communicating with such third-parties, the ability to adequately process and account for customer transactions, could affect the Company’s operations and reputation.  Additionally, in recent years banking regulators have focused on the responsibilities of financial institutions to supervise vendors and other third-party service providers.  The Company may have to dedicate significant resources to manage risks and regulatory burdens, including the Company’s data processing and cybersecurity service providers.

Business counterparties, over which the Company may have limited or no control, may experience disruptions that could adversely affect the Company.

Multiple major U.S. retailers and a major consumer credit reporting agency have experienced data systems incursions in recent years reportedly resulting in the thefts of credit and debit card information, online account information, and other personal and financial data of hundreds of millions of individuals.  Retailer incursions may affect debit cards issued and deposit accounts maintained by many banks.  Although the Company is not aware of any instance in which the Bank’s systems have been breached in a retailer incursion, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers.  In some cases, the Bank may be required to reimburse customers for losses they incur.  Credit reporting agency intrusions affect the Bank’s customers and can require these customers and the Bank to increase monitoring and take remedial action to prevent unauthorized account activity or access.  Other possible points of intrusion or disruption outside the Company’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (or “cloud”) service providers, electronic data security providers, telecommunications companies and smart phone manufacturers.

The Company is technology dependent and an inability to invest in technological improvements may adversely affect results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, which may require substantial capital expenditures to modify or adapt existing products and services. In addition to enhancing customer service, the effective use of technology increases efficiency and results in reduced costs, although a financial institution’s initial investment in a technology product or service may represent a significant incremental cost. The Company’s future success will depend, in part, upon the ability to create synergies in operations through the use of technology and to facilitate the ability of customers to engage in financial transactions in a manner that enhances the customer experience. The Company cannot assure that technological improvements will increase operational efficiency or that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to customers, which may cause the Company to lose market share or incur additional expense.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company.  As part of the Company’s ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Any failure to maintain effective controls or to timely effect any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation or cause investors to lose confidence in the Company’s reported financial information, all of which could have a material adverse effect on the Company’s results of operation and financial condition.

Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially affect the Company’s financial statements.

From time to time, the SEC and FASB change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially affect how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, the Company may experience unexpected material consequences.

The Company relies heavily on its management team and the unexpected loss of key officers may adversely affect operations.

The Company believes that growth and future success will depend in large part on the skills and experience of its executive officers and on their relationships with the communities it serves. The loss of the services of one or more of these officers could disrupt operations and impair the Company’s ability to implement its business strategy, which could adversely affect the Company’s financial condition and results of operations.

The success of the Company’s business strategies depends on its ability to identify and recruit individuals with experience and relationships in its primary markets.

The successful implementation of the Company’s business strategy will require the Company to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified management personnel is competitive. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out the Company’s strategy is often lengthy, and the Company may not be able to effectively integrate these individuals into its operations. The Company’s inability to identify, recruit and retain talented personnel to manage its operations effectively and in a timely manner could limit growth, which could materially adversely affect the Company’s business.

The Company’s corporate culture has contributed to its success, and if the Company cannot maintain this culture, the Company could lose the beneficial aspects fostered by this culture, which could harm business.

The Company believes that a critical contributor to its success has been its corporate culture, which focuses on building personal relationships with its customers. As the Company grows, and more complex organizational management structures are required, the Company may find it increasingly difficult to maintain the beneficial aspects of this corporate culture, which could negatively affect the Company’s future success.

Compliance with laws, regulations and supervisory guidance, both new and existing, may adversely affect the Company’s business, financial condition and results of operations.

The Company is subject to numerous laws, regulations and supervision from both federal and state agencies. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase costs and/or place limits on pursuing certain business opportunities.

The legislative and regulatory environment is beyond the Company’s control, may change rapidly and unpredictably and may negatively influence profitability and capital levels. The Company’s success depends on its ability to maintain compliance with both existing and new laws and regulations.

Future legislation, regulation and government policy could affect the banking industry as a whole, including the Company’s results of operations, in ways that are difficult to predict. In addition, the Company’s results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

The Dodd-Frank Act could continue to increase the Company’s regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit future capital raising strategies.

The Dodd-Frank Act represents a sweeping overhaul of the financial services regulatory environment within the United States and implements significant changes in the financial regulatory landscape. The Dodd-Frank Act has increased and will likely continue to increase the Company’s regulatory compliance burden and may have a material adverse effect on the Company by increasing the costs associated with regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, have been given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations, some of which have not been finalized. Consequently, the complete effect of the Dodd-Frank Act on the Company’s business, financial condition or results of operations will depend on the final implementing rules and regulations.

The Dodd-Frank Act increases regulatory supervision and examination of bank holding companies and their banking and nonbanking subsidiaries, which could increase the Company’s regulatory compliance burden and costs and restrict its ability to generate revenues from nonbanking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which when considered in connection with the Basel III Capital Rules and related regulatory capital rules could significantly limit the Company’s future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit the Company’s ability to enter into, or increase the costs associated with, interest rate hedging transactions.

The CFPB may increase the Company’s regulatory compliance burden and could affect consumer financial products and services that the Company offers.

The CFPB is reshaping the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service.  Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Company by virtue of the adoption of such policies and best practices by the Federal Reserve and the FDIC.  Further, the CFPB may include its own examiners in regulatory examinations by the Company’s primary regulators. The total costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to consumer products and services have yet to be determined in their entirety.  However, these costs, limitations and restrictions are producing, and may continue to produce, significant, material effects on the Company’s business, financial condition and results of operations.

Recently enacted capital standards, including the Basel III Capital Rules, may require the Company and the Bank to maintain higher levels of capital and liquid assets, which could adversely affect the Company’s profitability and return on equity.

The Basel III Capital Rules and related changes to the standardized calculations of risk-weighted assets are complex and created additional compliance burdens, especially for community banks. The Basel III Final Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations.  While the Company is exempt from these capital requirements under the SBHC Policy Statement, the Bank is not exempt and must comply.  The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act.  Satisfying capital requirements may require the Company or the Bank to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect its business, financial condition and results of operations.  The EGRRCPA, which became effective May 24, 2018, amended the Dodd-Frank Act to, among other things, provide relief from certain of these requirements.  Although the EGRRCPA is still being implemented, the Company does not expect the EGRRCPA and the related rulemakings to materially reduce the impact of capital requirements on its business.

The Company’s earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve affect the Company significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments. Those policies determine, to a significant extent, the cost of funds for lending and investing. Changes in those policies are beyond the Company’s control and are difficult to predict. Federal Reserve policies can also affect the Company’s borrowers, potentially increasing the risk that they may fail to repay their loans. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s common stock price may be volatile, which could result in losses to investors.

The Company’s common stock price has been volatile in the past, and several factors could cause the price to fluctuate in the future. These factors include, but are not limited to, actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, operations and stock performance of other peer companies, and reports of trends and concerns and other issues related to the financial services industry. Fluctuations in the Company’s common stock price may be unrelated to performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Future sales of the Company’s common stock by shareholders or the perception that those sales could occur may cause the Company’s common stock price to decline.

Although the Company’s common stock is listed for trading on Nasdaq Capital Select Market, the trading volume may be lower than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the potential for lower relative trading volume, significant sales of the common stock in the public market, or the perception that those sales may occur, could cause the trading price of the Company’s common stock to decline or to be lower than it otherwise might be in the absence of these sales or perceptions.

Future issuances of the Company’s common stock could adversely affect the market price and could be dilutive.

The Company may issue additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of the Company’s common stock. Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, could adversely affect the market price of the shares of common stock and could be dilutive to shareholders. Any decision the Company makes to issue common stock in the future will depend on market conditions and other factors, and the Company cannot predict or estimate the amount, timing, or nature of possible future issuances.  Accordingly, the Company’s shareholders bear the risk that future issuances could reduce the market price of the common stock and dilute their stock holdings in the Company.

The Company relies on dividends from the Bank for substantially all of its revenue.

The Company is a bank holding company that conducts substantially all of its operations through the Bank. As a result, the Company relies on dividends from the Bank for substantially all of its revenues. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Company, and the Company’s right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors. If the Bank is unable to pay dividends to the Company, the Company may not be able to service its outstanding borrowings and other debt, pay its other obligations or pay a cash dividend to the holders of the Company’s common stock, and the Company’s business, financial condition and results of operations may be adversely affected. Further, although the Company has historically paid cash dividends to holders of its common stock, these holders are not entitled to receive dividends and regulatory or economic factors may cause the Company’s Board of Directors to consider, among other actions, the reduction of dividends paid on the Company’s common stock even if the Bank continues to pay dividends to the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following describes the location and general character of the physical properties of the Company.

The Bank owns two buildings located in the Town of Warrenton at 10 Courthouse Square, Warrenton, Virginia.  These buildings house the Company’s executive offices and the Bank’s main office, loan operations, information technology and the Wealth Management division.

The Bank owns a building located in the Town of Warrenton at 87 W. Lee Highway, Warrenton, Virginia which houses a retail banking branch and the Bank’s deposit operations department.

The Bank owns four other retail banking branches located in Fauquier County:  6464 Main Street, The Plains, Virginia; 5119 Lee Highway, New Baltimore, Virginia; 3543 Catlett Road, Catlett, Virginia; and 6207 Station Drive, Bealeton, Virginia.

The Bank owns two other retail banking branches located in Prince William County:  7485 Limestone Drive, Gainesville, Virginia; 8780 Centreville Road, Manassas, Virginia.

The Bank leases three retail banking branches located in Prince William County:  15240 Washington Street, Haymarket, Virginia; 10260 Bristow Center Drive, Bristow, Virginia; and 8091 Sudley Road, Manassas, Virginia.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and the Bank are parties to various legal proceedings. There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject that, in the opinion of management, may materially impact the financial condition of either entity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “FBSS”. As of March 11, 2019, there were 3,785,454 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 340 holders of record. As of March 11, 2019, the market price of the Company’s common stock was $21.55.

The Company paid quarterly cash dividends of $0.12 per share during 2018.

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

On an annual basis, the Company’s Board of Directors authorizes the number of shares of common stock that can be repurchased. On January 17, 2019, the Board of Directors authorized the Company to repurchase up to 113,215 shares (3% of the shares of common stock outstanding on January 1, 2019) beginning January 1, 2019. During the year ended December 31, 2018, 368 shares of common stock were repurchased at an average price of $21.47 per share. No shares were repurchased during the fourth quarter of 2018.

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

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
EARNINGS STATEMENT DATA:
Interest income	$26,698	$23,320	$21,574	$21,694	$21,935
Interest expense	3,233	2,049	1,843	1,962	2,564
Net interest income	23,465	21,271	19,731	19,732	19,371
Provision for (recovery of) loan losses	507	520	(508)	8,000	-
Net interest income after provision for (recovery of) loan losses	22,958	20,751	20,239	11,732	19,371
Noninterest income	5,236	5,468	5,296	6,414	6,619
Gain on sale and call of securities	838	-	1	4	3
Noninterest expense	22,151	20,844	20,925	20,186	19,807
Income (loss) before income taxes	6,881	5,375	4,611	(2,036)	6,186
Income taxes	746	2,879	937	(1,424)	1,380
Net income (loss)	$6,135	$2,496	$3,674	$(612)	$4,806
PER SHARE DATA:
Net income (loss) per share, basic	$1.63	$0.66	$0.98	$(0.16)	$1.29
Net income (loss) per share, diluted	$1.62	$0.66	$0.98	$(0.16)	$1.28
Cash dividends	$0.48	$0.48	$0.48	$0.48	$0.53
Weighted average shares outstanding, basic	3,772,421	3,764,690	3,753,757	3,742,725	3,728,316
Weighted average shares outstanding, diluted	3,779,366	3,773,010	3,763,929	3,742,725	3,747,247
Book value	$15.90	$14.92	$14.51	$14.06	$14.78
BALANCE SHEET DATA:
Total assets	$730,805	$644,613	$624,445	$601,400	$606,286
Loans, net	544,188	497,705	458,608	442,669	435,070
Securities, including restricted investments	74,124	73,699	51,755	56,510	58,700
Deposits	635,638	570,023	546,157	524,294	525,215
Shareholders' equity	60,007	56,142	54,451	52,633	55,157
PERFORMANCE RATIOS:
Net interest margin(1)	3.81%	3.66%	3.50%	3.62%	3.55%
Return (loss) on average assets	0.92%	0.39%	0.60%	(0.10%)	0.80%
Return (loss) on average equity	10.64%	4.44%	6.82%	(1.09%)	8.98%
Dividend payout	29.63%	72.44%	49.07%	(293.79%)	41.16%
Efficiency ratio(2)	76.68%	76.80%	82.36%	75.50%	74.96%
ASSET QUALITY RATIOS:
Allowance for loan losses to total loans	0.94%	1.01%	0.98%	0.94%	1.22%
Allowance for loan losses to nonperforming loans	78.65%	56.43%	38.72%	41.28%	40.81%
Nonperforming assets to total assets	1.09%	1.61%	2.09%	1.91%	2.41%
Nonaccrual loans to total loans	0.36%	0.63%	0.76%	0.41%	0.28%
Net charge-offs (recoveries) to average loans	0.08%	(0.01%)	(0.19%)	2.04%	0.29%
CAPITAL RATIOS:
Leverage	9.39%	9.17%	9.23%	9.13%	9.83%
Common equity Tier 1 capital ratio	11.89%	11.43%	12.22%	11.64%	NA
Tier 1 capital ratio	11.89%	11.43%	12.22%	11.64%	14.05%
Total capital ratio	12.85%	12.41%	13.17%	12.53%	15.30%

(1)	Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company’s net yield on its earning assets.
(2)	Efficiency ratio is computed by dividing noninterest expense by the sum of fully taxable equivalent net interest income and fully taxable equivalent noninterest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although the Company believes its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these plans, intentions or expectations will be achieved. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, the quality and composition of the Company’s loan or investment portfolios, the value of the collateral securing loans in the loan portfolio, demand for loan products, deposit flows, level of net charge-offs on loans and the adequacy of the Company’s allowance for loan losses, competition, demand for financial services in the Company’s market area, the Company’s plans to increase its market share, mergers, acquisitions and dispositions, and tax and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect the Company’s position as of the date of this report.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within the Company’s statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses in its estimates. In addition, GAAP itself may change from one previously acceptable accounting method to another method. Although the economics of the Company’s transactions would be the same, the timing of the recognition of the Company’s transactions could change.

ALLOWANCE FOR LOAN LOSSES. The Company establishes the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when it is believed that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2018 Form 10-K, provides additional information related to the allowance for loan losses.

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

The Company’s primary financial objectives are to maximize earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. The Company monitors the following financial performance metrics towards achieving these goals: (i) return on average assets (“ROA”), (ii) return on average equity (“ROE”), and (iii) growth in earnings.  The Company also actively manages capital through growth and dividends, while considering the need to maintain a strong regulatory capital position.

Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from nonperforming assets, the amount of prepaying loans, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. Many of these factors are individually difficult to predict, and when factored together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2019 with the growth of average loans, but this may be offset in part or in whole by a possible contraction in the Company’s net interest margin resulting from the prolonged historically low levels in market interest rates. The Company is also subject to a decline in net interest income due to competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

For the year ended December 31, 2018, the Company’s ROE and ROA were 10.64% and 0.92%, respectively, compared to 4.44% and 0.39%, respectively, for the year ended December 31, 2017. Excluding the effect of the nonrecurring revaluation of the Company’s net deferred tax asset related to the Tax Cuts and Jobs Act (the “Tax Act”), for the year ended December 31, 2017, the Company’s adjusted ROE and ROA were 7.39% and 0.66%, respectively.  For reconciliation of the non-GAAP measures, refer to section “Non-GAAP Measures” included within this Item 7.

Total assets were $730.8 million on December 31, 2018 compared to $644.6 million on December 31, 2017. Net loans increased $46.5 million or 9.3% to $544.2 million on December 31, 2018 from $497.7 million on December 31, 2017. Total deposits were $635.6 million on December 31, 2018 compared to $570.0 million on December 31, 2017, respectively. Low cost transaction deposits (demand and interest checking accounts) increased to $392.6 million on December 31, 2018, from $361.2 on December 31, 2017.

The Company had net income of $6.1 million, or $1.62 per diluted share, in 2018 compared to $2.5 million, or $0.66 per diluted share for 2017. Net interest margin was 3.81% for the year ended December 31, 2018 compared to 3.66% for the year ended December 31, 2017. Net interest income for the year ended December 31, 2018 increased $2.2 million to $23.5 million when compared to $21.3 million for the year ended December 31, 2017. The results for 2017 included the effect of the Tax Act, which was signed into law on December 22, 2017. As a result of the permanent reduction in the federal corporate income tax rate, the Company recorded a one-time remeasurement adjustment to its net federal deferred tax asset of $1.7 million, which was recognized in income tax expense. Excluding the one-time effects of the Tax Act, adjusted net income for 2017 was $4.2 million, or $1.10 per share assuming dilution.

The following table presents a quarterly summary of consolidated net income for the last two years.

	For the Quarter Ended				For the Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Interest income	$7,094	$6,694	$6,540	$6,370	$6,191	$6,001	$5,713	$5,415
Interest expense	1,042	853	686	652	556	515	509	469
Net interest income	6,052	5,841	5,854	5,718	5,635	5,486	5,204	4,946
Provision for loan losses	-	195	12	300	125	110	235	50
Net interest income after provision for loan losses	6,052	5,646	5,842	5,418	5,510	5,376	4,969	4,896
Noninterest income	1,263	1,324	1,624	1,863	1,380	1,290	1,393	1,405
Noninterest expense	5,612	5,484	5,574	5,481	5,288	4,998	5,150	5,408
Income before income taxes	1,703	1,486	1,892	1,800	1,602	1,668	1,212	893
Income tax expense	130	169	233	214	2,145	387	222	125
Net income (loss)	$1,573	$1,317	$1,659	$1,586	$(543)	$1,281	$990	$768

Net income (loss) per share, basic	$0.42	$0.35	$0.44	$0.42	$(0.14)	$0.34	$0.26	$0.20
Net income (loss) per share, diluted	$0.42	$0.35	$0.44	$0.42	$(0.14)	$0.34	$0.26	$0.20

RESULTS OF OPERATIONS

NET INTEREST INCOME AND EXPENSE

2018 COMPARED WITH 2017

Net interest income increased to $23.5 million for the year ended December 31, 2018 from $21.3 million for the same period of 2017. The net interest margin was 3.81% for the year ended December 31, 2018 compared to 3.66% for the same period in 2017.

Interest income increased as the result of an overall increase in average earning assets from $587.7 million in 2017 to $619.1 million in 2018, a direct result of management’s emphasis on growing the loan and securities portfolio and the increase in the interest rate environment during 2018 and 2017. The increase of 33 basis points (“bp”) in the average yield on assets from 4.00% in 2017 to 4.33% in 2018 was primarily the result of:

•

Average loans increased $46.2 million from $471.5 million in 2017 to $517.7 million in 2018. The tax-equivalent yield on loans increased to 4.69% in 2018 compared to 4.49% in 2017. Together, interest and fee income from loans increased $3.2 million for 2018 compared with 2017.

•

Average securities increased $11.0 million from $63.6 million in 2017 to $74.6 million in 2018. The tax-equivalent yield on investments decreased from 2.86% in 2017 to 2.81% in 2018. Tax-equivalent interest and dividend income on securities increased $276,000 from 2017 to 2018.

Total interest expense increased $1.2 million from $2.0 million in 2017 to $3.2 million in 2018, resulting in the average rate on total interest-bearing liabilities increasing from 0.45% in 2017 to 0.67% in 2018, due primarily to the following:

•

Average interest-bearing deposits increased $11.9 million from $442.1 million in 2017 to $454.0 million in 2018.  The average rate paid on interest-bearing deposits increased from 0.36% in 2017 to 0.54% in 2018.  This resulted in an increase in interest paid on deposits of $848,000 from $1.6 million in 2017 to $2.4 million in 2018.

•	Average FHLB advances increased $13.5 million from $9.8 million in 2017 to $23.3 million in 2018. Interest expense on FHLB advances increased $292,000 from $249,000 in 2017 to $541,000 in 2018.

The Company believes that it will be challenging to maintain the net interest margin at its current level, even with projected loan growth during 2019.  The recent increases in the federal funds rate may provide stimulus for higher costing deposits, which may reprice faster than loans and investments.

2017 COMPARED WITH 2016

Net interest income increased to $21.3 million for the year ended December 31, 2017 from $19.7 million for the same period of 2016. The net interest margin was 3.66% for the year ended December 31, 2017 compared to 3.50% for the same period in 2016.

The increase in interest income was the result of an overall increase in average earning assets from $568.9 million in 2016 to $587.7 million in 2017, a direct result of management’s emphasis on growing the loan and securities portfolio and an increase in the interest rate environment during 2017. The increase of 17 bp in the average yield on assets from 3.83% in 2016 to 4.00% in 2017 was primarily the result of:

•

Average loans increased $18.3 million or 4.0% from $453.2 million in 2016 to $471.5 million in 2017. The tax-equivalent yield on loans increased to 4.49% in 2017 compared to 4.42% in 2016. Together, this resulted in a $1.2 million increase in interest and fee income from loans for 2017 compared with 2016.

•

Average securities increased $11.5 million from $52.2 million in 2016 to $63.6 million in 2017. The tax-equivalent yield on investments increased from 2.68% in 2016 to 2.86% in 2017. Tax-equivalent interest and dividend income on securities increased $424,000 from 2016 to 2017.

Total interest expense increased $206,000 or 11.2% from $1.8 million in 2016 to $2.1 million in 2017, resulting in the average rate on total interest-bearing liabilities increasing from 0.41% in 2016 to 0.45% in 2017, due primarily to the following:

•

Average interest-bearing deposits increased $5.8 million from $436.3 million in 2016 to $442.1 million in 2017.  The average rate paid on interest-bearing deposits increased from 0.30% in 2016 to 0.36% in 2017.  This resulted in an increase in interest paid on deposits of $280,000 from $1.3 million in 2016 to $1.6 million in 2017.

•	Average FHLB advances decreased $3.1 million from $13.0 million in 2016 to $9.8 million in 2017. Interest expense on FHLB advances decreased $75,000 from $324,000 in 2016 to $249,000 in 2017.

The following table sets forth, on a tax-equivalent basis, information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2018, 2017 and 2016 and the average yields and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively, for the periods presented.

	December 31, 2018			December 31, 2017			December 31, 2016
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$514,958	$24,291	4.72%	$466,513	$21,075	4.52%	$446,094	$19,783	4.43%
Tax-exempt (1)	-	-	-	2,068	108	5.24%	4,716	253	5.36%
Nonaccrual (2)	2,770	-	-	2,953	-	-	2,436	-	-
Total loans	517,728	24,291	4.69%	471,534	21,183	4.49%	453,246	20,036	4.42%
Securities
Taxable	60,560	1,622	2.68%	51,824	1,303	2.52%	46,501	1,076	2.32%
Tax-exempt (1)	14,059	474	3.37%	11,799	517	4.38%	5,649	320	5.66%
Total securities	74,619	2,096	2.81%	63,623	1,820	2.86%	52,150	1,396	2.68%
Deposits in other banks	26,777	410	1.53%	52,532	529	1.01%	63,534	338	0.53%
Federal funds sold	14	-	1.59%	9	-	0.94%	9	-	0.37%
Total earning assets	619,138	26,797	4.33%	587,698	23,532	4.00%	568,939	21,770	3.83%
Less: Allowance for loan losses	(5,317)			(4,534)			(4,695)
Total nonearning assets	50,848			50,643			52,549
Total Assets	$664,669			$633,807			$616,793
Liabilities and Shareholders' Equity
Deposits
Demand	$117,422			$114,910			$102,403
Interest-bearing
NOW	231,819	$893	0.39%	233,963	$655	0.28%	231,142	$535	0.23%
Money market	59,400	310	0.52%	53,660	112	0.21%	54,511	115	0.21%
Savings	89,103	235	0.26%	86,806	115	0.13%	84,660	85	0.10%
Time deposits	73,717	1,009	1.37%	67,716	717	1.06%	66,027	584	0.88%
Total interest-bearing deposits	454,039	2,447	0.54%	442,145	1,599	0.36%	436,340	1,319	0.30%
Federal funds purchased	2,044	46	2.26%	111	2	1.41%	2	-	0.99%
FHLB advances	23,315	541	2.32%	9,829	249	2.54%	12,971	324	2.50%
Junior subordinated debt	4,124	199	4.83%	4,124	199	4.83%	4,124	200	4.84%
Total interest-bearing liabilities	483,522	3,233	0.67%	456,209	2,049	0.45%	453,437	1,843	0.41%
Other liabilities	6,088			6,467			7,114
Shareholders' equity	57,637			56,221			53,839
Total Liabilities and Shareholders' Equity	$664,669			$633,807			$616,793
Net interest income (tax-equivalent basis)		$23,564	3.66%		$21,483	3.55%		$19,927	3.42%
Less: tax equivalent adjustment		99			212			196
Net interest income		$23,465			$21,271			$19,731
Interest expense as a percent of average earning assets			0.52%			0.35%			0.32%
Net interest margin			3.81%			3.66%			3.50%

(1)	Income and rates on nontaxable assets are computed on a tax-equivalent basis using a federal tax rate of 21% for 2018 and 34% for 2017 and 2016.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate); and changes in rates (change in rate multiplied by old volume). Changes in rate-volume, which cannot be separately identified, are allocated proportionately between changes in rate and changes in volume.

	2018 Compared to 2017			2017 Compared to 2016
		Due to	Due to		Due to	Due to
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Loans
Taxable	$3,216	$2,189	$1,027	$1,292	$906	$386
Tax-exempt (1)	(108)	(108)	-	(145)	(142)	(3)
Securities
Taxable	319	220	99	227	123	104
Tax-exempt (1)	(43)	99	(142)	197	348	(151)
Deposits in other banks	(119)	(259)	140	191	(59)	250
Total interest income	3,265	2,141	1,124	1,762	1,176	586
Interest Expense
NOW	238	(6)	244	120	7	113
Money market	198	12	186	(3)	(2)	(1)
Savings	120	3	117	30	2	28
Time deposits	292	65	227	133	15	118
Federal funds purchased	44	35	9	2	-	2
FHLB advances	292	341	(49)	(75)	(79)	4
Junior subordinated debt	-	-	-	(1)	-	(1)
Total interest expense	1,184	450	734	206	(57)	263
Net interest income	$2,081	$1,691	$390	$1,556	$1,233	$323

(1)	Income and rates on nontaxable assets are computed on a tax-equivalent basis using a federal tax rate of 21% for 2018 and 34% for 2017 and 2016.

NONINTEREST INCOME

2018 COMPARED WITH 2017

Total noninterest income increased $606,000 from $5.5 million in 2017 to $6.1 million in 2018. The following are the primary components of noninterest income:

•	Trust and estate income have remained relatively unchanged at $1.5 million for 2018.
•

Service charges on deposit accounts decreased to $1.7 million in 2018 from $1.9 million in 2017.  Due to customer behavior, improved economic conditions and increased mobile banking usage, the level of service charges derived from deposit accounts has continued to decline over the past several years.

•	Net interchange fee income has remained relatively unchanged at $1.3 million for 2018.
•	Gain on call of securities available for sale was $838,000 for 2018. This gain was the result of two corporate bonds that went to auction and were settled at their par value of $4.0 million.

2017 COMPARED WITH 2016

Total noninterest income increased by $171,000 from $5.30 million in 2016 to $5.47 million in 2017. The following are the primary components of noninterest income:

•	Trust and estate income increased $119,000 from 2016 to 2017.
•

Service charges on deposit accounts decreased $182,000 to $1.9 million for 2017, compared with $2.1 million for 2016. The reason for the change may be linked to the continued growth in mobile banking usage, combined with improved personal cash flow as economic conditions continue to improve.

•	Net interchange fee income totaled $1.3 million and $1.1 million for 2017 and 2016, respectively.

NONINTEREST EXPENSE

2018 COMPARED WITH 2017

Total noninterest expense increased $1.3 million from $20.8 million in 2017 to $22.2 million in 2018. The primary components of noninterest expense are:

•

Salary and benefit expenses increased $1.0 million in 2018 compared with 2017, primarily reflecting the increase in salary expense from normal salary increases, incentive compensation and production-based commissions. The Company expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest noninterest expense.

•

Net occupancy expense remained relatively unchanged from 2017 to 2018. Furniture and equipment expense decreased $142,000.  The changes in these categories was the result of continued expense reductions during the period.

•	Marketing and business development expenses increased $134,000 from 2017 to 2018 reflecting the Company’s commitment to support continued business development and the communities in its market area.
•	Consulting expense, which includes legal and auditing fees, remained relatively unchanged from 2017 to 2018.
•	Data processing expense remained relatively unchanged from 2017 to 2018.
•	FDIC deposit insurance assessment remained relatively unchanged from 2017 to 2018.
•

Other operating expenses increased $229,000 from 2017 to 2018. This was primarily due to operating expenses related to the Company’s continued commitment to education and training of its employees, state franchise taxes, telecom and managed service agreements.

2017 COMPARED WITH 2016

Total noninterest expense decreased $81,000 in 2017 compared with 2016. The primary components of noninterest expense are:

•

Salary and benefit expenses increased $323,000 in 2017 compared to 2016, primarily reflecting the increase in salary expense, normal salary increases, incentive compensation and production-based commissions. The Company expects personnel costs, consisting primarily of salary and benefits, to continue to be its largest noninterest expense.

•	Net occupancy expense remained relatively unchanged from 2016 to 2017. Furniture and equipment decreased $97,000 as a result of improved management of expenses for the period.
•	Marketing and business development expenses decreased $58,000 from 2016 to 2017, reflecting expense reductions to various areas such as advertising, promotional items and business development.
•

Consulting expense, which includes legal and auditing fees, decreased $140,000 in 2017 compared to 2016. This decline was primarily related to reduced expenses for troubled loan workouts in 2017 compared with 2016.

•	Data processing expense remained relatively unchanged from 2016 to 2017.
•	FDIC deposit insurance assessment decreased $177,000 from $489,000 in 2016 to $312,000 for 2017, primarily due to the changes in the assessment calculations.
•

Other operating expenses increased $71,000 from 2016 to 2017. This was primarily due to operating expenses related to the Company’s newly established business line for the origination and sale of mortgage loans on the secondary market.

INCOME TAXES

Income tax expense on 2018 earnings was $746,000, resulting in an effective tax rate of 10.8%, compared with $2.9 million, or 53.6%, in 2017 and $937,000, or 20.3%, in 2016.  As previously described, the results for the year ended December 31, 2017 include the effect of the Tax Act, which permanently lowered the federal corporate income tax rate to 21% from the maximum rate prior to the passage of the Act of 35%, effective January 1, 2018. As a result of the permanent reduction in the corporate income tax rate, the Company recognized a $1.7 million reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense of $1.7 million in the Company’s consolidated results of operations for the fourth quarter of 2017.  The effective tax rate differs from the statutory federal income tax rate due to the Bank’s investment in tax-exempt securities, income from Bank-owned life insurance and community development tax credits.  Community development tax credits were $504,000 and $422,000 for 2018 and 2017, respectively.

ASSET QUALITY

Loans that are separately identified as impaired are measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent and for which management has determined foreclosure is probable, the measure of impairment is based on the net realizable value of the collateral.

A loan is considered impaired when there is an identified weakness that makes it probable that the Bank will not be able to collect all principal and interest according to the contractual terms of the loan agreement. Factors involved in determining if a loan is impaired include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired if the factors above indicate a need for impairment.  Loans that are considered doubtful or loss generally qualify as impaired loans.

Nonperforming assets, in most cases, consist of nonaccrual loans, troubled debt restructure (“TDR”) loans, OREO, loans that are greater than 90 days past due and accruing interest, and investments that are considered OTTI.

The following table sets forth certain information with respect to the Company’s nonperforming assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans	$1,993	$3,180	$3,523	$1,849	$1,227
TDR loans still accruing	3,361	4,182	5,305	5,495	7,431
Loans 90+ days past due and accruing	1,227	1,665	2,859	2,814	4,551
Total nonperforming loans	6,581	9,027	11,687	10,158	13,209
OREO, net	1,356	1,356	1,356	1,356	1,406
Total nonperforming assets	$7,937	$10,383	$13,043	$11,514	$14,615

Allowance for loan losses to total loans	0.94%	1.00%	1.00%	0.90%	1.20%
Nonaccrual loans to total loans	0.36%	0.60%	0.80%	0.40%	0.30%
Allowance for loan losses to nonperforming loans	78.65%	56.40%	38.70%	41.30%	40.80%
Nonperforming loans to total loans	1.20%	1.80%	2.50%	2.30%	3.00%
Nonperforming assets to total assets	1.09%	1.60%	2.10%	1.90%	2.40%

Nonperforming assets totaled $7.9 million or 1.1% of total assets at December 31, 2018 and $10.4 million or 1.6% of total assets at December 31, 2017.  The ratio of allowance for loan losses as a percentage of nonperforming loans was 78.7% and 56.4% at December 31, 2018 and 2017, respectively. Factors contributing to these changes are:

•

Nonaccrual loans were $2.0 million and $3.2 million at December 31, 2018 and 2017, respectively. The primary change in nonaccrual loans during 2018 was the disposition of several commercial loans to a single borrower totaling $1.4 million.

•	OREO remains unchanged at $1.4 million at December 31, 2018, consisting of one 47-acre tract of undeveloped property .
•

Loans greater than 90 or more past due and still accruing interest totaled $1.2 million and $1.7 million at December 31, 2018 and 2017, respectively.  Included are student loans that were greater than 90 days past due and still accruing interest which totaled $1.2 million and $1.6 million at December 31, 2018 and 2017, respectively. Student loans that are past due continue to accrue interest due to the repayment of principal and accrued interest are 98% guaranteed by the U.S. Department of Education.

•

There were six loans in the portfolio totaling $3.4 million that have been identified as TDRs at December 31, 2018 compared to 10 loans at $5.6 million at December 31, 2017. No loans were modified and identified as TDRs during 2018 and 2017.  At December 31, 2018, five of the TDRs totaling $3.4 million were current and performing in accordance with the modified terms.

ANALYSIS OF LOAN LOSS EXPERIENCE

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. Management periodically evaluates the collectability of the loan portfolio, credit concentrations, trends in historical loan loss experience, impaired loans, and current economic conditions in determining the adequacy of the allowance. The allowance is increased by the provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.  Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance remains subject to change. Additions to the allowance, recorded as the provision for loan losses on the Company’s statements of operations, are made, as needed, to maintain the allowance at an appropriate level based on management’s analysis. The amount of the provision is a function of the level of loans outstanding, the level and nature of impaired and nonperforming loans, historical loan loss experience, the amount of loan losses actually charged-off or recovered during a given period and current national and local economic conditions.  There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts of provisions for loan losses will not be required in future periods.

The allowance for loan losses was $5.2 million or 0.9% of total loans at December 31, 2018 compared to $5.1 million or 1.0% of total loans at December 31, 2017.  The provision for loan losses was $507,000 and $520,000 during the years ended December 31, 2018 and 2017, respectively.  Changes in provision expense are due to portfolio growth, changes in portfolio composition, changes in historical loss rates, and adjustments to qualitative factors based on management’s ongoing analysis of economic and environmental factors, offset, in part, by changes in asset quality in classified, impaired and nonaccrual loans. Management believes that adequate loan loss reserves existed as of December 31, 2018.

Impaired loans were $7.7 million and $10.9 million at December 31, 2018 and 2017, respectively.   Reserves allocated to impaired loans were $403,000 and $912,000 at December 31, 2018 and 2017, respectively.  There are no loans, other than those disclosed above as either nonperforming or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.

The following table summarizes the Bank’s loan loss experience for the periods indicated:

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses, January 1,	$5,094	$4,525	$4,193	$5,391	$6,667
Charged-off loans:
Commercial and industrial	106	19	226	8,525	171
Commercial real estate	47	476	380	568	560
Construction and land	312	-	-	17	313
Consumer	14	114	46	10	18
Student	24	31	36	50	139
Residential real estate	200	51	36	167	172
Home equity lines of credit	80	-	-	50	91
Total loans charged-off	783	691	724	9,387	1,464
Recoveries:
Commercial and industrial	35	154	1,527	102	86
Commercial real estate	70	575	24	-	-
Construction and land	-	-	-	-	65
Consumer	4	2	10	14	10
Student	-	-	-	-	-
Residential real estate	248	6	-	52	22
Home equity lines of credit	1	3	3	21	5
Total loan recoveries	358	740	1,564	189	188
Net charge-offs (recoveries)	425	(49)	(840)	9,198	1,276
Provision for (recovery of) loan losses	507	520	(508)	8,000	-
Allowance for loan losses, December 31,	$5,176	$5,094	$4,525	$4,193	$5,391

Ratio of net charge-offs (recoveries) to average loans	0.08%	(0.01)%	(0.19)%	2.04%	0.29%

The following table allocates the allowance for loan losses to each loan portfolio segment. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

	At December 31,
	2018		2017		2016		2015		2014
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
(Dollars in thousands)
Commercial and industrial	$483	4.86%	$518	4.90%	$561	5.50%	$526	5.30%	$516	6.10%
Commercial real estate	1,738	34.18%	1,609	35.20%	1,569	35.70%	1,162	35.80%	1,943	37.60%
Construction and land	635	13.00%	879	10.70%	661	10.70%	924	11.20%	699	8.90%
Consumer	145	1.01%	105	1.00%	21	0.70%	13	0.70%	37	0.70%
Student	68	1.67%	72	2.10%	76	2.80%	117	3.40%	72	4.40%
Residential real estate	1,311	37.49%	1,174	37.20%	943	35.10%	886	33.70%	1,424	32.60%
Home equity lines of credit	446	7.79%	387	8.90%	307	9.50%	356	9.90%	296	9.70%
Unallocated	350	-	350	-	387	-	209	-	404	-
	$5,176	100.00%	$5,094	100.00%	$4,525	100.00%	$4,193	100.00%	$5,391	100.00%

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2018 AND 2017

SUMMARY

A financial institution’s primary sources of revenue are generated by its earning assets and sales of financial assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities, provisions for loan losses and compensation to employees.  Effective management of these sources and uses of funds is essential in attaining a financial institution’s maximum profitability while maintaining an acceptable level of risk.

At December 31, 2018, the Company had total assets of $730.8 million compared to $644.6 million at December 31, 2017. The significant components of the Company’s balance sheet are discussed below.

LOAN PORTFOLIO

Loans are made mainly to customers located within the Company’s primary market area. Loan pricing strategies and product offerings are continually modified in an effort to increase lending activity without sacrificing the existing credit quality standards.  At December 31, 2018 and 2017, net loans were 74.5% and 77.2% of total assets, respectively, and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

Total loans on the balance sheet are comprised of the following portfolio segments at the dates indicated:

	At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial and industrial loans	$26,721	$24,413	$25,735	$23,705	$26,924
Commercial real estate	187,797	176,827	165,271	160,036	165,528
Construction and land	71,409	54,162	49,777	49,855	39,085
Consumer	5,562	5,068	3,100	3,160	3,015
Student	9,158	10,677	13,006	15,518	19,700
Residential real estate	205,945	187,104	162,383	150,575	143,477
Home equity lines of credit	42,772	44,548	43,861	44,013	42,732
Total loans	$549,364	$502,799	$463,133	$446,862	$440,461

At December 31, 2018, no concentration of loans to commercial borrowers engaged in similar activities exceeded 10% of total loans.  Based on regulatory guidelines, the Bank is required to monitor the commercial investment real estate loan portfolio for: (i) concentrations above 100% of Tier 1 capital and loan loss reserve for construction and land loans and; (ii) concentrations above 300% for permanent investor real estate loans. As of December 31, 2018, the Company was well below these thresholds.

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2018:

(Dollars in thousands)	Within One Year	One Year through Five Years	After Five Years	Total
Commercial and industrial	$10,370	$11,258	$5,093	$26,721
Commercial real estate	23,243	85,303	79,251	187,797
Construction and land	36,039	27,413	7,957	71,409
	$69,652	$123,974	$92,301	$285,927
For maturities over one year:
Floating and adjustable rate loans		$39,636	$45,144	$84,780
Fixed rate loans		84,337	47,158	131,495
		$123,973	$92,302	$216,275

SECURITIES

At December 31, 2018, 2017 and 2016, the carrying values of securities were:

	Available for Sale (1)
(Dollars in thousands)	2018	2017	2016
Obligations of U.S. Government corporations and agencies	$56,409	$52,377	$40,504
Obligations of states and political subdivisions	14,580	15,255	6,310
Corporate bonds	895	4,139	2,785
Mutual funds	-	382	374
Total	$71,884	$72,153	$49,973

(1)	Amounts for available for sale securities are based on fair value.

In 2018, new accounting guidance was issued requiring the measurement of equity investments to be recognized at fair value through net income, with certain exceptions.  The Company’s investment in mutual funds was considered an equity investment and therefore, reclassified as an other asset on the consolidated balance sheet during 2018.

The following is a schedule of estimated maturities, or call date if more probable, or next rate repricing adjustment date, and related weighted average yields of securities at December 31, 2018:

	Due in one year or less		Due after One through Five years		Due after Five through Ten years		Due after Ten years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$999	1.77%	$6,700	1.97%	$20,337	2.45%	$28,373	2.71%	$56,409	2.53%
Obligations of states and political subdivisions	-	-	1,368	3.23%	1,105	3.03%	12,107	3.15%	14,580	3.15%
Corporate bonds	-	-	-	-	-	-	895	3.91%	895	3.91%
Total securities	$999	1.77%	$8,068	2.17%	$21,442	2.63%	$41,375	2.92%	$71,884	2.73%

Excluding obligations of U.S. Government corporations and agencies, there were no securities from a single issuer exceeding 10% of shareholders’ equity.

DEPOSITS

Deposits totaled $635.6 million and $570.0 million at December 31, 2018 and 2017.  Interest-bearing deposits included $14.5 million and $4.3 million of brokered certificates of deposit at December 31, 2018 and 2017, respectively.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

	Year Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Demand	$117,422		$114,910		$102,403
Interest-bearing:
NOW	231,819	0.39%	233,963	0.28%	231,142	0.23%
Money market	59,400	0.52%	53,660	0.21%	54,511	0.21%
Savings	89,103	0.26%	86,806	0.13%	84,660	0.10%
Time deposits	73,717	1.37%	67,716	1.06%	66,027	0.88%
Total interest-bearing deposits	454,039	0.54%	442,145	0.36%	436,340	0.30%
Total deposits	$571,461		$557,055		$538,743

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2018:

	December 31, 2018
(Dollars in thousands)	Within Three Months	Three through Six Months	Six through Twelve Months	Over Twelve Months	Total
$100,000 to $250,000	$2,413	$3,057	$3,150	$13,261	$21,881
Over $250,000	604	557	2,862	8,875	12,898
Total	$3,017	$3,614	$6,012	$22,136	$34,779

BORROWINGS

Amounts and weighted average rates for long-and short-term borrowings as of December 31, 2018, 2017 and 2016 are as follows:

	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
FHLB advances	$23,780	2.32%	$7,860	2.54%	$12,936	2.46%

At December 31, 2018, the weighted average life of FHLB advances was approximately 4.95 years.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold and unencumbered securities classified as available for sale. At December 31, 2018, liquid assets totaled $120.4 million, or 16.5%, of total assets and 17.9% of total liabilities. Securities provide a constant source of liquidity through paydowns and maturities. The Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity and the Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures. Management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

CAPITAL

Shareholders’ equity totaled $60.0 million at December 31, 2018 compared with $56.1 million at December 31, 2017. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial condition and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. In addition to the regulatory risk-based capital, the Company must maintain a capital conservation buffer of additional total capital and common equity tier 1 capital as required by the Basel III Capital Rules.  The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019.  Management believes that the Bank satisfies all capital adequacy requirements to which they are subject as of December 31, 2018 and 2017.

As of December 31, 2018, the Bank is considered “well capitalized” as defined by regulatory authorities.  The following table provides information on the regulatory capital ratios for the Bank at December 31, 2018 and 2017.

(Dollars in thousands)	December 31, 2018	December 31, 2017
Tier 1 Capital:
Common equity	$63,410	$59,334
Unrealized loss on securities available for sale, net	848	30
Unrealized benefit obligation for supplemental retirement plans	(139)	(104)
Total Common equity tier 1 capital	64,119	59,260
Tier 2 Capital:
Allowable allowance for loan losses	5,176	5,094
Total Capital:	$69,295	$64,354
Risk Weighted Assets:	$539,180	$518,562
Regulatory Capital Ratios:
Leverage Ratio	9.39%	9.17%
Common Equity Tier 1 Capital Ratio	11.89%	11.43%
Tier 1 Capital Ratio	11.89%	11.43%
Total Capital Ratio	12.85%	12.41%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company’s contractual obligations as of December 31, 2018.

(Dollars in thousands)	Payments due by period
Contractual Obligations:	Total	Less than One Year	Two through Three Years	Four through Five Years	More than Five Years (1)
Debt obligations	$27,904	$4,000	$8,000	$11,780	$4,124
Operating lease obligations	22,742	3,038	6,352	1,621	11,731
Total	$50,646	$7,038	$14,352	$13,401	$15,855

(1)	Includes $4.1 million of junior subordinated debt with varying put provisions with a mandatory redemption September 21, 2036.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s off-balance sheet arrangements consist of interest rate swap agreements, commitments to extend credit and letters of credit.  See Note 15 “Financial Instruments with Off-Balance Sheet Risk” and Note 16 “Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements.  These arrangements increase the degree of both credit and interest rate risk beyond that which is recognized through the financial assets and liabilities on the consolidated balance sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Company are described in Item 8. “Financial Statements and Supplementary Data” under the heading Note 1 “Nature of Banking Activities and Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Company conform to GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These include adjusted net income, adjusted earnings per share, adjusted ROE and ROA excluding the one-time effect of the revaluation of deferred tax assets and liabilities and the corresponding effect on income tax expense associated with the enactment of the Tax Act on December 22, 2017.

Management believes that the exclusion of the significant one-time effect of the Tax Act provides users of the Company’s financial information a more accurate representation of the Company’s financial results related to ongoing operations. Management uses these non-GAAP measures to evaluate the Company’s operating performance on a basis comparable to other financial periods. In this non-GAAP presentation, the income tax expense related to the remeasurement of the Company’s net deferred tax asset is added to net income. The resulting adjusted net income is used in the calculations of adjusted earnings per share and adjusted ROE and ROA.

These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Company is presented below.

(Dollars in thousands, except per share data)	December 31, 2017
Adjusted Net Income and Earnings Per Share
Net income, as reported	$2,496
Net deferred tax asset revaluation adjustment	1,669
Adjusted net income	$4,165
Earnings per share, assuming dilution
Earnings per share, assuming dilution, as reported	$0.66
Adjusted earnings per share, assuming dilution	$1.10
Earnings per share, basic
Earnings per share, basic, as reported	$0.66
Adjusted earnings per share, basic	$1.11
Adjusted ROE
ROE, as reported	4.44%
Adjusted ROE	7.39%
Adjusted ROA
ROA, as reported	0.39%
Adjusted ROA	0.66%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices.  The Company’s primary market risk exposure is interest rate risk, though it should be noted that the assets under management by Wealth Management are affected by equity price risk.  The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors.  The Company has established a management Asset/Liability Committee (“ALCO”) that oversees and develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model’s sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given upward and downward shifts in interest rates.  The following reflects the range of the Company’s estimated net interest income sensitivity analysis during 2018 and 2017.

Rate Change	2018	2017
- 100 bps	(6.40)%	(4.90)%
+ 100 bps	1.00%	(1.30)%
+ 200 bps	2.00%	(2.90)%

While these numbers are subjective based upon the parameters used within the model, management believes that the current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

The preceding sensitivity analysis does not represent the Company’s forecast and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flows.  While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables.  Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in response to or anticipation of changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2018

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

Consolidated statements of cash flows

Notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fauquier Bankshares, Inc.

Warrenton, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2019, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Brown, Edwards & Company, L.L.P
BROWN, EDWARDS & COMPANY, L.L.P

We have served as the Company’s auditor since 2017.

Harrisonburg, Virginia

March 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fauquier Bankshares, Inc.

Warrenton, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Fauquier Bankshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Fauquier Bankshares, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 11, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintain in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Brown, Edwards & Company, L.L.P
BROWN, EDWARDS & COMPANY, L.L.P

Harrisonburg, Virginia

March 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

   Fauquier Bankshares, Inc.

Warrenton, Virginia

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows of Fauquier Bankshares, Inc. and its subsidiaries for the year ended December 31, 2016.  The management of Fauquier Bankshares, Inc. and its subsidiaries (the “Company”) is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Fauquier Bankshares, Inc. and its subsidiaries operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania

March 24, 2017

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2018 and 2017

(In thousands, except share and per share data)	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$6,834	$5,868
Interest-bearing deposits in other banks	60,259	23,424
Federal funds sold	17	8
Securities available for sale, at fair value	71,884	72,153
Restricted investments	2,240	1,546
Loans	549,364	502,799
Allowance for loan losses	(5,176)	(5,094)
Loans, net	544,188	497,705
Premises and equipment, net	18,190	18,606
Accrued interest receivable	1,942	1,940
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	13,595	13,234
Other assets	10,300	8,773
Total assets	$730,805	$644,613
Liabilities
Deposits:
Noninterest-bearing checking	$123,576	$115,682
Interest-bearing:
Checking	269,007	245,564
Savings and money market accounts	160,843	136,862
Time deposits	82,212	71,915
Total interest-bearing	512,062	454,341
Total deposits	635,638	570,023
Federal Home Loan Bank advances	23,780	7,860
Junior subordinated debt	4,124	4,124
Other liabilities	7,256	6,464
Total liabilities	670,798	588,471
Shareholders’ Equity
Common stock, par value $3.13, and additional paid-in capital; authorized 8,000,000 shares; issued and outstanding: 3,773,836 and 3,762,677 shares including 22,569 and 18,062 unvested shares, respectively	15,742	15,526
Retained earnings	44,803	40,491
Accumulated other comprehensive income (loss), net	(538)	125
Total shareholders’ equity	60,007	56,142
Total liabilities and shareholders’ equity	$730,805	$644,613

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except per share data)	2018	2017	2016
Interest Income
Interest and fees on loans	$24,291	$21,147	$19,949
Interest and dividends on securities:
Taxable interest income	1,487	1,197	958
Tax-exempt interest	375	341	211
Dividends	135	106	118
Interest on deposits in other banks	410	529	338
Total interest income	26,698	23,320	21,574
Interest Expense
Interest on deposits	2,447	1,599	1,319
Interest on federal funds purchased	46	2	-
Interest on Federal Home Loan Bank advances	541	249	324
Interest on Junior subordinated debt	199	199	200
Total interest expense	3,233	2,049	1,843
Net interest income	23,465	21,271	19,731
Provision for (recovery of) loan losses	507	520	(508)
Net interest income after provision for (recovery of) loan losses	22,958	20,751	20,239
Noninterest Income
Trust and estate fees	1,542	1,528	1,409
Brokerage fees	180	170	184
Service charges on deposit accounts	1,706	1,926	2,108
Interchange fee income, net	1,252	1,299	1,134
Bank-owned life insurance	361	362	361
Other service charges, commissions and other income	325	299	367
Loss on partnerships, net	(167)	(126)	(267)
Gain on call of securities available for sale	838	-	1
Gain on sale of mortgage loans held for sale, net	37	10	-
Total noninterest income	6,074	5,468	5,297
Noninterest Expenses
Salaries and benefits	12,108	11,083	10,760
Occupancy	2,331	2,320	2,312
Furniture and equipment	1,012	1,154	1,251
Marketing and business development	610	476	534
Legal, audit and consulting	1,015	1,058	1,198
Data processing	1,292	1,254	1,264
Federal Deposit Insurance Corporation assessment	369	312	489
Other real estate owned	16	18	19
Other operating expenses	3,398	3,169	3,098
Total noninterest expenses	22,151	20,844	20,925
Income before income taxes	6,881	5,375	4,611
Income tax expense	746	2,879	937
Net Income	$6,135	$2,496	$3,674
Earnings per share, basic	$1.63	$0.66	$0.98
Earnings per share, diluted	$1.62	$0.66	$0.98
Dividends per share	$0.48	$0.48	$0.48

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
Net income	$6,135	$2,496	$3,674
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale, net of tax, $43, $(384), and $277, respectively	(161)	735	(536)
Reclassification adjustment for gain on securities available for sale, net of tax, $176, $0, and $0, respectively	(662)	-	-
Change in fair value of interest rate swap, net of tax, $(36), $(1), and $(107), respectively	135	14	207
Change in unrecognized benefit obligation for Supplemental Executive Retirement Plan, net of tax, $(4), $(27) and $(26), respectively	15	92	52
Total other comprehensive income (loss), net of tax, $179, $(412), and $144, respectively	(673)	841	(277)
Total comprehensive income	$5,462	$3,337	$3,397

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$15,140	$37,953	$(460)	$52,633
Net income	-	3,674	-	3,674
Other comprehensive loss, net of tax effect of $144	-	-	(277)	(277)
Cash dividends ($0.48 per share)	-	(1,803)	-	(1,803)
Amortization of unearned compensation, restricted stock awards	169	-	-	169
Issuance of common stock - unvested shares (23,704 shares)	-	-	-	-
Issuance of common stock - vested shares (4,536 shares)	68	-	-	68
Repurchase of common stock (3,661 shares)	(55)	-	-	(55)
Tax effect of restricted stock awards	42	-	-	42
Balance, December 31, 2016	$15,364	$39,824	$(737)	$54,451

Balance, December 31, 2016	$15,364	$39,824	$(737)	$54,451
Net income	-	2,496	-	2,496
Other comprehensive income, net of tax effect of $(412)	-	-	841	841
Cash dividends ($0.48 per share)	-	(1,808)	-	(1,808)
Amortization of unearned compensation, restricted stock awards	79	-	-	79
Issuance of common stock - unvested shares (3,984 shares)	-	-	-	-
Issuance of common stock - vested shares (5,139 shares)	90	-	-	90
Repurchase of common stock (382 shares)	(7)	-	-	(7)
Tax Cuts and Jobs Act - reclassification adjustment	-	(21)	21	-
Balance, December 31, 2017	$15,526	$40,491	$125	$56,142

Balance, December 31, 2017	$15,526	$40,491	$125	$56,142
Net income	-	6,135	-	6,135
Other comprehensive loss, net of tax of $179	-	-	(673)	(673)
Cash dividends ($0.48 per share)	-	(1,813)	-	(1,813)
Amortization of unearned compensation, restricted stock awards	134	-	-	134
Reclassification of net unrealized gains on equity securities from Accumulated other comprehensive income (loss)	-	(10)	10	-
Issuance of common stock - unvested shares (7,333 shares)	-	-	-	-
Issuance of common stock - vested shares (4,194 shares)	90	-	-	90
Repurchase of common stock (368 shares)	(8)	-	-	(8)
Balance, December 31, 2018	$15,742	$44,803	$(538)	$60,007

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$6,135	$2,496	$3,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,255	1,337	1,450
Provision for (recovery of) loan losses	507	520	(508)
(Gain) loss on interest rate swaps, net	3	(12)	(24)
Deferred tax expense	221	1,356	229
Gain on calls of securities available for sale	(838)	-	(1)
Amortization of security premiums, net	357	215	72
Amortization of unearned compensation, net of forfeiture	214	126	207
Issuance of vested restricted stock	90	90	68
Tax effect of restricted stock awards	-	-	42
Bank-owned life insurance income	(361)	(362)	(361)
Originations of mortgage loans held for sale	(2,042)	(440)	-
Proceeds from mortgage loans held for sale	2,079	450	-
Gain on mortgage loans held for sale	(37)	(10)	-
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,065)	189	2,131
Increase (decrease) in other liabilities	812	(122)	(405)
Net cash provided by operating activities	7,330	5,833	6,574
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	11,707	12,934	14,222
Purchase of securities available for sale	(12,372)	(34,215)	(9,854)
Purchase of premises and equipment	(839)	(644)	(289)
(Purchase) redemption of restricted investments, net	(694)	236	(496)
Loan originations, net	(47,036)	(39,665)	(15,460)
Net cash used in investing activities	(49,234)	(61,354)	(11,877)
Cash Flows from Financing Activities
Increase in noninterest-bearing checking, interest-bearing checking, savings and money market accounts	55,318	18,281	19,485
Increase in time deposits	10,297	5,585	2,378
Increase (decrease) in Federal Home Loan Bank advances	15,920	(5,076)	(71)
Cash dividends paid on common stock	(1,813)	(1,808)	(1,803)
Repurchase of common stock	(8)	(7)	(55)
Net cash provided by financing activities	79,714	16,975	19,934
Increase (decrease) in cash and cash equivalents	37,810	(38,546)	14,631
Cash and Cash Equivalents
Beginning	29,300	67,846	53,215
Ending	$67,110	$29,300	$67,846
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,061	$2,033	$1,839
Income taxes	$330	$600	$-
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax	$(823)	$735	$(536)
Unrealized gain on interest rate swaps, net of tax	$135	$14	$207
Changes in Supplemental Executive Retirement Plans, net of tax	$15	$92	$52

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017 and 2016

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Fauquier Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia.  The Company owns all of the stock of The Fauquier Bank (the “Bank”), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia.  In addition, the Company owns Fauquier Statutory Trust II (“Trust II”), which is an unconsolidated subsidiary.  The subordinated debt owed to Trust II is reported as a liability of the Company.  The Bank provides a full range of financial services, including internet banking, mobile banking with mobile deposit, commercial, retail, insurance, wealth management, and financial planning services through eleven banking offices throughout Fauquier and Prince William counties in Virginia.

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

Basis of Presentation

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, the valuation of deferred taxes and fair value measurements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.  No reclassifications were significant and there was no effect on net income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, federal funds are purchased and sold for one day periods.  The Company is required to maintain collateral against all loss positions in its interest rate swaps which are described in Note 16.

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently all of the Company’s investment securities are classified as available for sale. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the specific identification method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.  The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Restricted Investments

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

Loans

The Company makes mortgage, commercial and consumer loans to customers. The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for loan losses. Interest on loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the interest method. The Company amortizes these amounts over the contractual life of the related loans.

The past due status of a loan is based on the contractual due date of the most delinquent payment due.  Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cost recovery method, until qualifying for return to accrual.  Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to the principal outstanding.  A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.  These policies are applied consistently across the loan portfolio.

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

A loan is considered a trouble debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and, if so, whether the Bank has granted a concession to a borrower by modifying the loan.  All TDRs are individually evaluated for impairment.

Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when management believes the collectability of loan principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonimpaired loans and is based on historical loss experience adjusted for qualitative factors and is also maintained to cover uncertainties that could affect management’s estimate of probable losses. This includes an unallocated portion of the allowance which reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio.

The Company has identified the following loan segments and risk characteristics in evaluating the allowance for loan losses:

•

Commercial and industrial - Commercial and industrial loans are made to small businesses and carry risks associated with management, industry and economic fluctuations that can impact cash flow, which is the primary source of repayment. Collateral for these loans is primarily business assets. This collateral can fluctuate in value based on market conditions and timing of sale.

•

Commercial real estate - Loans secured by commercial real estate carry risks associated with a cyclical industry that has economic and collateral value fluctuations. Commercial real estate lending is primarily limited to the Company's specific geographic market area of Fauquier and Prince William counties.

•

Construction and land - Real estate construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan.

•

Consumer - Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof.

•

Student - Student loans carry risks associated with the continued credit-worthiness of the borrower. Student loans are more likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

•	Residential real estate - Residential real estate loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.
•	Home equity lines of credit – Home equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

Risk characteristics are evaluated for each portfolio segment by reviewing external factors such as: unemployment, new building permits, bankruptcies, foreclosures, regional economic conditions, competition and the regulatory environment. Internal risk characteristics evaluated include: lender turnover, lender experience, lending policy changes, loan portfolio characteristics, collateral, risk rating adjustments, loan concentrations, and loan review analysis.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the asset has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, and are presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the applicable taxing authority, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, the Company believes it is “more likely than not” that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the “more likely than not” recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent (50%) likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the applicable taxing authority upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. The Company has no uncertain tax positions.

Share-based Compensation

Compensation cost relating to share-based payment transactions is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost for all stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Additional information about the Company’s share-based compensation plans is presented in Note 12.

Earnings Per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to restricted stock and are determined using the treasury method.  Earnings per share calculations are presented in Note 11.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, changes in defined benefit plan assets and liabilities, and unrealized gains and losses on cash flow hedging instruments are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These components are presented in the Company’s Consolidated Statements of Comprehensive Income.

Derivative Financial Instruments

The Company recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheets.  The fair value of a derivative is determined by quoted market prices and mathematical models using current and historical data. If certain hedging criteria are met, including testing for hedge effectiveness, special hedge accounting may be applied. The Company assesses each hedge, both at inception and on an ongoing basis, to determine whether the derivative used in a hedging transaction is effective in offsetting changes in the fair value or cash flows of the hedged item and whether the derivative is expected to remain effective during subsequent periods. The Company discontinues hedge accounting when (i) it determines that a derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) probability exists that the forecasted transaction will no longer occur or; (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued and a derivative remains outstanding, the Company recognizes the derivative in the balance sheet at its fair value and changes in the fair value are recognized in net income.

At inception, the Company designates a derivative as (i) a fair value hedge of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedge) or (ii) a hedge of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedge). For a derivative treated as a fair-value hedge, a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For a derivative treated as a cash flow hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity. For a derivative treated as a cash flow hedge, the ineffective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For more information on derivative financial instruments see Note 16.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).  The effect of adopting this standard on January 1, 2019 was an approximate $5.6 million increase in assets and liabilities on the Company’s consolidated balance sheet.

During June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission filers for years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements The Company’s management is addressing compliance requirements, data gathering and archiving resources, and analyzing the potential impact of this standard.

In March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date.  Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle.  The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes.  Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update.   The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018.  Early adoption is permitted, including adoption in any interim period. This ASU was further amended in October 2018 by ASU 2018-16, which adds the Overnight Index Swap rate as a U.S. benchmark interest rate. These amendments will be effective concurrently with ASU 2017-12.  The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”  The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.”  The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.”  These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$57,673	$26	$(1,290)	$56,409
Obligations of states and political subdivisions	14,605	93	(118)	14,580
Corporate bonds	680	215	-	895
	$72,958	$334	$(1,408)	$71,884

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$52,872	$113	$(608)	$52,377
Obligations of states and political subdivisions	15,124	191	(60)	15,255
Corporate bonds	3,816	476	(153)	4,139
Mutual funds	386	-	(4)	382
	$72,198	$780	$(825)	$72,153

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	December 31, 2018
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,001	$1,000
Due after one year through five years	8,227	8,067
Due after five years through ten years	21,930	21,442
Due after ten years	41,800	41,375
	$72,958	$71,884

Proceeds from maturities, calls and principal repayments of securities available for sale during 2018, 2017 and 2016 were $11.7 million, $12.9 million and $14.2 million, respectively. Gains on calls of securities available for sale were $838,000 and $1,000, during 2018 and 2016, respectively.  There were no gains from calls of securities available for sale during 2017. Securities available for sale totaling $12.4 million, $34.2 million and $9.9 million were purchased in 2018, 2017 and 2016, respectively.

The following table shows the Company securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$14,901	$(104)	$37,186	$(1,186)	$52,087	$(1,290)
Obligations of states and political subdivisions	3,179	(31)	4,086	(87)	7,265	(118)
Total temporarily impaired securities	$18,080	$(135)	$41,272	$(1,273)	$59,352	$(1,408)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$32,512	$(330)	$10,008	$(278)	$42,520	$(608)
Obligations of states and political subdivisions	4,172	(60)	-	-	4,172	(60)
Corporate bonds	-	-	1,540	(153)	1,540	(153)
Mutual funds	382	(4)	-	-	382	(4)
Total temporarily impaired securities	$37,066	$(394)	$11,548	$(431)	$48,614	$(825)

At December 31, 2018, there were 84 securities that were considered temporarily impaired due to market conditions, primarily interest rates, and not due to credit concerns.  Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018 and no other-than-temporary impairment has been recognized.

At December 31, 2018, the Company held one corporate bond with a cost basis, net of OTTI losses, totaling $680,000.  The value of this bond is based on quoted market prices for similar assets and is a “Class B” or subordinated “mezzanine” tranche of pooled trust preferred securities.  Trust preferred securities are collateralized by the interest and principal payments made on trust preferred capital offerings by a geographically diversified pool of several different financial institutions. This bond has an estimated average maturity of 16 years and could have been called by the Company at par on the five-year anniversary date of issuance, which has already passed. The bond reprices every three months at a fixed rate index above the three-month London Interbank Offered Rate (“LIBOR”) and has sufficient collateralization and cash flow projections to satisfy its valuation as of December 31, 2018. This bond is projected to repay the full outstanding interest and principal, and is classified as performing. During 2018, two corporate bonds, previously held by the Company, went to auction and were settled at their par value of $4.0 million, resulting in gains of $838,000.  During 2018, 2017 and 2016, $112,000, $214,000 and $187,000 of interest income was recorded, respectively.

Additional information regarding the pooled trust preferred security as of December 31, 2018 follows:

(In thousands)

Cost, net of OTTI	Fair Value (1)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Cumulative Amount of OTTI	Cumulative Other Comprehensive Income, net of tax
$680	$895	88.0%	4.7%	7.3%	$320	$(170)

(1)	Current Moody’s Ratings range from B2 to Ba2.

The following reflects the amount, in thousands, related to credit losses recognized in earnings:

(In thousands)
Beginning balance as of December 31, 2017	$1,201
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	(43)
Reduction for gains on securities called during the period	(838)
Ending balance as of December 31, 2018	$320

The carrying value of securities pledged to secure deposits and for other purposes amounted to $16.5 million and $47.6 million at December 31, 2018 and 2017, respectively.

Note 3.Loans and Allowance for Loan Losses

The Company’s allowance for loan losses has three basic components: the specific allowance, the general allowance, and the unallocated component. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The general allowance is used for estimating the loss on pools of smaller balance, homogeneous loans, including 1-4 family mortgage loans and other consumer loans. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not identified as impaired. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the years ending December 31, 2018, 2017 and 2016.

	December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(106)	(47)	(312)	(14)	(24)	(200)	(80)	-	(783)
Recoveries	35	70	-	4	-	248	1	-	358
Provision	36	106	68	50	20	89	138	-	507
Ending balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Ending balances individually evaluated for impairment	$176	$159	$-	$-	$-	$-	$68	$-	$403
Ending balances collectively evaluated for impairment	$307	$1,579	$635	$145	$68	$1,311	$378	$350	$4,773
Loans
Individually evaluated for impairment	$522	$3,191	$2,679	$-	$-	$707	$567		$7,666
Collectively evaluated for impairment	26,199	184,606	68,730	5,562	9,158	205,238	42,205		541,698
Ending balance, December 31, 2018	$26,721	$187,797	$71,409	$5,562	$9,158	$205,945	$42,772		$549,364

	December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(19)	(476)	-	(114)	(31)	(51)	-	-	(691)
Recoveries	154	575	-	2	-	6	3	-	740
Provision (recovery)	(178)	(59)	218	196	27	276	77	(37)	520
Ending balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Ending balances individually evaluated for impairment	$247	$257	$357	$-	$-	$-	$51	$-	$912
Ending balances collectively evaluated for impairment	$271	$1,352	$522	$105	$72	$1,174	$336	$350	$4,182
Loans
Individually evaluated for impairment	$758	$3,631	$5,234	$-	$-	$581	$658		$10,862
Collectively evaluated for impairment	23,655	173,196	48,928	5,068	10,677	186,523	43,890		491,937
Ending balance, December 31, 2017	$24,413	$176,827	$54,162	$5,068	$10,677	$187,104	$44,548		$502,799

	December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2015	$526	$1,162	$924	$13	$117	$886	$356	$209	$4,193
Charge-offs	(226)	(380)	-	(46)	(36)	(36)	-	-	(724)
Recoveries	1,527	24	-	10	-	-	3	-	1,564
Provision (recovery)	(1,266)	763	(263)	44	(5)	93	(52)	178	(508)
Ending balance, December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Ending balances individually evaluated for impairment	$100	$398	$309	$-	$-	$73	$-	$-	$880
Ending balances collectively evaluated for impairment	$461	$1,171	$352	$21	$76	$870	$307	$387	$3,645
Loans
Individually evaluated for impairment	$227	$3,273	$3,504	$-	$-	$1,410	$70		$8,484
Collectively evaluated for impairment	25,508	161,998	46,273	3,100	13,006	160,973	43,791		454,649
Ending balance, December 31, 2016	$25,735	$165,271	$49,777	$3,100	$13,006	$162,383	$43,861		$463,133

Loans by credit quality indicators as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$24,285	$178,525	$67,767	$5,559	$9,158	$198,566	$39,145	$523,005
Special mention	1,540	4,643	2,282	3	-	1,496	424	10,388
Substandard	896	4,629	1,360	-	-	5,883	3,203	15,971
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$26,721	$187,797	$71,409	$5,562	$9,158	$205,945	$42,772	$549,364

	December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$21,769	$167,625	$44,006	$5,065	$10,677	$180,119	$40,373	$469,634
Special mention	1,152	4,243	143	3	-	763	813	7,117
Substandard	1,492	4,959	10,013	-	-	6,222	3,362	26,048
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$24,413	$176,827	$54,162	$5,068	$10,677	$187,104	$44,548	$502,799

The past due status of loans as of December 31, 2018 and 2017 follows:

	December 31, 2018
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$365	$-	$77	$442	$26,279	$26,721	$-	$135
Commercial real estate	372	-	974	1,346	186,451	187,797	-	974
Construction and land	1,419	-	-	1,419	69,990	71,409	-	-
Consumer	7	18	-	25	5,537	5,562	-	-
Student	747	238	1,227	2,212	6,946	9,158	1,227	-
Residential real estate	278	131	-	409	205,536	205,945	-	317
Home equity lines of credit	403	-	567	970	41,802	42,772	-	567
Total	$3,591	$387	$2,845	$6,823	$542,541	$549,364	$1,227	$1,993

	December 31, 2017
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$83	$153	$60	$296	$24,117	$24,413	$49	$140
Commercial real estate	-	1,404	-	1,404	175,423	176,827	-	936
Construction and land	430	-	1,335	1,765	52,397	54,162	-	1,335
Consumer	5	22	-	27	5,041	5,068	-	-
Student	504	512	1,616	2,632	8,045	10,677	1,616	-
Residential real estate	637	153	-	790	186,314	187,104	-	181
Home equity lines of credit	337	346	588	1,271	43,277	44,548	-	588
Total	$1,996	$2,590	$3,599	$8,185	$494,614	$502,799	$1,665	$3,180

The following table presents information related to impaired loans by portfolio segment as of December 31, 2018 and 2017.

	December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$61	$66	$-	$84	$2
Commercial real estate	1,378	1,378	-	1,413	74
Construction and land	2,679	2,679	-	3,289	145
Residential real estate	707	727	-	720	18
With an allowance recorded:
Commercial and industrial	$461	$493	$176	$587	$21
Commercial real estate	1,813	1,827	159	1,998	39
Home equity lines of credit	567	600	68	578	-
Total:
Commercial and industrial	$522	$559	$176	$671	$23
Commercial real estate	3,191	3,205	159	3,411	113
Construction and land	2,679	2,679	-	3,289	145
Residential real estate	707	727	-	720	18
Home equity lines of credit	567	600	68	578	-
Total	$7,666	$7,770	$403	$8,669	$299
	December 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial real estate	$2,383	$2,383	$-	$2,429	$124
Construction and land	1,829	1,881	-	2,041	56
Residential real estate	581	585	-	591	22
Home equity lines of credit	70	70	-	70	3
With an allowance recorded:
Commercial and industrial	$758	$788	$247	$791	$29
Commercial real estate	1,248	1,248	257	1,256	58
Construction and land	3,405	3,433	357	3,451	134
Home equity lines of credit	588	600	51	594	5
Total:
Commercial and industrial	$758	$788	$247	$791	$29
Commercial real estate	3,631	3,631	257	3,685	182
Construction and land	5,234	5,314	357	5,492	190
Residential real estate	581	585	-	591	22
Home equity lines of credit	658	670	51	664	8
Total	$10,862	$10,988	$912	$11,223	$431

No loans were modified as TDRs during the years ended December 31, 2018 and 2017. There were no defaults for TDRs occurring within twelve months of modification during the years ended December 31, 2018 and 2017.  At December 31, 2018, there were six loans in the portfolio, totaling $3.4 million, that have been identified as TDRs, of which, five of the TDR loans, totaling $3.4 million, were current and performing in accordance with their modified terms.  At December 31, 2017, there were 10 loans in the portfolio identified as TDRs, totaling $5.6 million, all of which were current and performing in accordance with their modified terms.

At December 31, 2018, the Company had no foreclosed residential real estate properties in its possession and none in the process of foreclosure.  At December 31, 2017 there were no residential real estate properties in its possession and one residential real estate property, with a total carrying value of $65,000 that was in the process of foreclosure.

Note 4.	Related Party Transactions

Loans outstanding to directors and executive officers and certain of their affiliates totaled $2.7 million and $2.9 million at December 31, 2018 and 2017, respectively.  Loan advances totaled $309,000 and repayments totaled $470,000 in the year ended December 31, 2018.  Total deposits for directors and executive officers and their affiliates were $4.8 million and $6.6 million at December 31, 2018 and 2017, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons and do not involve more than normal risk or present other unfavorable features.

Note 5.	Premises and Equipment, Net

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2018 and 2017 is as follows:

(In thousands)	2018	2017
Land	$4,254	$4,309
Buildings and improvements	22,447	22,318
Furniture and equipment	6,216	5,525
Leasehold improvements	38	38
	32,955	32,190
Accumulated depreciation	(14,765)	(13,584)
	$18,190	$18,606

Depreciation expense for years ended December 31, 2018, 2017 and 2016 totaled $1.3 million, $1.3 million and 1.5 million, respectively.

Note 6.	Deposits

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2018 and 2017 were $27.4 million and $16.0 million, respectively. As of December 31, 2018 and 2017, brokered certificates of deposit totaled $14.5 million and $4.3 million, respectively.

Overdraft deposits totaling $150,000 and $164,000 were reclassified to loans at December 31, 2018 and 2017, respectively.

At December 31, 2018, the scheduled maturities of time deposits are as follows:

(In thousands)
2019	$41,802
2020	21,237
2021	14,532
2022	4,356
2023	285
$82,212

Note 7.	Employee Benefit Plans

Supplemental Executive Retirement Plan (“SERP”)

The Company has a defined benefit SERP for certain executives, in which the contribution is solely funded by the Company. For the years ended December 31, 2018, 2017 and 2016, SERP expenses were $256,000, $256,000 and $311,000, respectively.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the SERP based upon actuarial valuations, for the years ended December 31, 2018, 2017 and 2016.

Changes in benefit obligations	2018	2017	2016
Benefit obligation, beginning	$2,485	$2,531	$2,372
Service cost	171	164	213
Interest cost	84	92	97
Actuarial gain	(18)	(141)	(77)
Benefits paid	(148)	(161)	(74)
Benefit obligation, ending	$2,574	$2,485	$2,531
Funded status at December 31,	$(2,574)	$(2,485)	$(2,531)

Changes in Plan Assets
Fair value of plan assets, beginning	$-	$-	$-
Employer contributions	148	161	74
Benefits paid	(148)	(161)	(74)
Fair value of plan assets, ending	$-	$-	$-

Amounts recognized on the Balance Sheets	2018	2017	2016
Other assets, deferred income tax benefit	$513	$542	$861
Other liabilities	2,574	2,485	2,531
Accumulated other comprehensive income (loss)	140	125	11

Amounts recognized in accumulated other comprehensive income (loss)
Net gain (loss)	$155	$137	$(4)
Prior service cost	22	21	20
Net obligation at transition	-	-	-
Deferred tax expense	(37)	(33)	(5)
Amount recognized	$140	$125	$11

Components of net periodic benefit cost	2018	2017	2016
Service cost	$171	$164	$213
Interest cost	84	92	97
Amortization of prior service cost	1	1	1
Net periodic benefit cost	$256	$257	$311

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)	2018	2017	2016
Net gain	$18	$140	$77
Amortization of prior service cost	1	1	1
Total recognized	19	141	78
Less: Income tax effect	4	27	26
Net amount recognized in other comprehensive income (loss)	$15	$114	$52

Total recognized, in thousands, in net periodic benefit costs and other comprehensive (income) loss before income tax is as follows.

2018	2017	2016
$237	$116	$233

Weighted-average assumptions:	2018	2017	2016
Discount rate used for net periodic benefit cost	3.50%	3.75%	4.00%
Discount rate used for benefit obligation	4.00%	3.50%	3.75%
Rate of compensation increase for net periodic benefit cost and benefit obligation	3.25%	3.25%	3.25%

Estimated future benefit payments, in thousands, are as follows.

For the years ending December 31,	Amount
2019	$148
2020	$203
2021	$208
2022	$208
2023	$208
Thereafter	$1,128

The Company has also established supplemental retirement plans for certain additional executives. The expense for these plans was $35,600, $33,000 and $7,000 during 2018, 2017 and 2016, respectively.

401(k) Plan

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 (“Code”) Section 401(k) covering all employees who are at least 18 years of age and worked more than 20 hours per week. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution, equal to 100% on the first 6% of compensation deferred for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) expenses for the years ended December 31, 2018, 2017 and 2016 were $688,000, $685,000 and $685,000, respectively.

Deferred Compensation Plans

The Company maintains a Director Deferred Compensation Plan. This plan provides that any nonemployee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will change based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. There were no directors participating in the Director Deferred Compensation Plan in 2018, 2017 and 2016.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. Deferred compensation expense amounted to $44,000, $22,000 and $16,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program. The Company has recorded, on the consolidated balance sheets, $1.4 million and $1.3 million in cash surrender value for these policies and $103,000 and $93,000 in accrued liabilities as of December 31, 2018 and 2017.  The Company has recorded on the consolidated statements of operations, noninterest income of $28,000, $28,000 and $25,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 8.Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares, if acquired directly from the Company, as newly issued shares under the DRSPP. There were no new shares issued during 2018 and 2017. The Company had 236,529 shares available for issuance under the DRSPP at December 31, 2018.

Note 9.Commitments and Contingent Liabilities

The Bank has entered into three banking facility leases of greater than one year.  Total rent expense was $686,000, $679,000 and $676,000 for 2018, 2017 and 2016, respectively, and was included in occupancy expense.

The Bank has two data processing contractual obligations of greater than one year. The expense for the Bank’s largest primary contractual obligation is for core data processing, and totaled $1.2 million for the year ended December 31, 2018 and $1.1 million for the years ended December 31, 2017 and 2016.  In addition to core data processing, this contract provides for interchange processing where the expense is based on interchange volume. The interchange expense for 2018, 2017 and 2016 was $890,000, $739,000 and $831,000, respectively, and was more than offset by interchange income on the same transactions. The term of the current data processing obligation began in June 2014 and will end in December 2021, and is included in data processing expense in the Company’s consolidated statements of operations.

The following is a schedule by year of future minimum lease requirements and contractual obligations required under the long-term non-cancellable agreements:

(In thousands)	Amount
2019	$3,038
2020	3,134
2021	3,218
2022	824
2023	797
Thereafter	11,731
Total	$22,742

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final weekly reporting period for the year ended December 31, 2018 the Bank had no required reserve balances.  For the year ended December 31, 2017 the aggregate amounts of daily average required balances was approximately $23.8 million.

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate a material impact on its financial statements.  See Note 15 with respect to financial instruments with off-balance sheet risk.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia.

The components of the net deferred tax assets included in other assets at December 31, 2018 and 2017 are as follows:

(In thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$1,087	$1,070
Securities available for sale	228	9
Impairment on securities	93	317
Interest on nonaccrual loans	143	166
Accrued vacation	73	75
SERP obligation	509	542
OREO	219	219
Accumulated depreciation	51	53
Restricted stock	92	58
Other	209	201
	2,704	2,710
Deferred tax liabilities:
Other	54	14
Net deferred tax assets	$2,650	$2,696

The Company has not recorded a valuation allowance for deferred tax assets as management feels it is more likely than not, that they will be ultimately realized.

Allocation of federal income taxes between current and deferred portions is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current tax expense	$525	$1,523	$708
Deferred taxes	221	1,356	229
	$746	$2,879	$937

The reasons for the difference between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

(In thousands)	2018	2017	2016
Computed “expected” tax expense (benefit)	$1,445	$1,828	$1,568
Impact of the Tax Cuts and Jobs Act	-	1,687	-
Changes in income taxes resulting from:
Tax-exempt interest income	(149)	(254)	(242)
Tax credits	(504)	(422)	(402)
Other	(46)	40	13
	$746	$2,879	$937

The Tax Cuts and Jobs Act (the “Tax Act”) of 2017, which was signed into law on December 22, 2017, permanently reduced the federal corporate income tax rate to 21% from the prior maximum rate of 35%, effective January 1, 2018. In the year ended December 31, 2017, as a result of the reduction of the federal corporate income tax rate, the Company recorded a one-time remeasurement adjustment to its net federal deferred tax asset of $1.7 million, which was recognized in income tax expense.

Note 11.Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	2018		2017		2016
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,772,421	$1.63	3,764,690	$0.66	3,753,757	$0.98
Effect of dilutive stock awards	6,945		8,320		10,172
Diluted earnings per share	3,779,366	$1.62	3,773,010	$0.66	3,763,929	$0.98

Unvested restricted shares have voting rights and receive nonforfeitable dividends during the vesting period; therefore, they are included in calculating basic earnings per share. The portion of unvested performance based stock awards that are expected to vest, but have not yet been awarded, are included in the calculation of diluted earnings per share.

Note 12.	Share-based Compensation

Stock Incentive Plan

On May 19, 2009, the shareholders of the Company approved the Company’s Stock Incentive Plan (the “Plan”), which superseded and replaced the Omnibus Stock Ownership and Long-Term Incentive Plan.

Under the Plan, stock options, stock appreciation rights, unvested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s common stock. The effective date of the Plan is March 19, 2009, the date the Company’s Board of Directors approved the Plan, and it has a termination date of December 31, 2019. The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.

Restricted Shares

Restricted shares are accounted for using the fair market value of the Company’s common stock on the date in which these shares were awarded. Restricted shares are issued to certain officers and are subject to a vesting period, whereby, the restrictions on the shares lapse on the third year anniversary of the date the shares were awarded. Compensation expense for these shares is recognized over the three-year period. The restricted shares issued to nonemployee directors are not subject to a vesting period and compensation expense is recognized at the date the shares are granted.  Compensation expense for restricted shares amounted to $223,000, $168,000 and $237,000, net of forfeiture, for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $151,000 of total unrecognized compensation cost related to restricted shares. This amount is expected to be recognized through 2021.

A summary of the status of the Company’s unvested restricted shares granted under the above described plans is presented below:

	December 31, 2018		December 31, 2017
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares, beginning	18,062	$16.58	18,045	$15.04
Granted	11,527	21.46	15,664	17.50
Vested	(6,652)	21.47	(9,123)	16.74
Forfeited or surrendered	(368)	21.47	(6,524)	16.24
Unvested shares, ending	22,569	$18.08	18,062	$16.58

Performance-based Stock Rights

The Company granted performance-based stock rights to certain executive officers during the years ended December 31, 2018, 2017 and 2016. Performance-based stock rights are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted as the market value of the stock changes. Performance-based stock rights issued to executive officers are subject to a vesting period, whereby the restrictions on the rights lapse on the third-year anniversary of the date the rights were awarded. Until vesting, the rights are not issued and are not included in shares outstanding. The awards are subject to the Company reaching predetermined performance metrics as compared with a predetermined peer group of banks. Compensation expense for performance-based stock rights totaled $80,000, $48,000 and $42,000 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $83,000 unrecognized compensation cost related to these stock rights. This amount is expected to be recognized through 2021 and is dependent upon management reaching the predetermined goals.

A summary of the status of the Company’s unvested performance-based stock rights is presented below:

	December 31, 2018		December 31, 2017
	Shares	Weighted Average Fair Value Per Share	Performance Based Stock Rights	Weighted Average Fair Value Per Share
Unvested shares, beginning	18,062	$16.58	18,045	$15.72
Granted	6,867	21.47	10,525	17.50
Vested	-	-	-	-
Forfeited	(2,826)	21.47	(10,508)	16.05
Unvested shares, ending	22,103	$17.90	18,062	$16.58

Note 13.	Federal Home Loan Bank Advances and Other Borrowings

The Company’s borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) were $23.8 million and $7.9 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the fixed interest rates on FHLB advances ranged from 2.06% to 2.96%, respectively, and the weighted average interest rate at December 31, 2018 and 2017 was 2.66% and 2.54%, respectively.

At December 31, 2018, the Bank’s available line of credit with the FHLB was approximately $118.9 million.  FHLB advances and the available line of credit were secured by certain first and second lien loans on 1-to-4 family single unit dwellings and eligible commercial real estate loans of the Bank. The amount of available credit is limited to 100% of the market value of qualifying collateral for 1-to-4 family single unit residential loans, 68% to 84% for home equity loans and 70% for commercial real estate loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The contractual maturities of FHLB advances at December 31, 2018 are as follows:

(In thousands)
2019	$4,000
2020	4,000
2021	4,000
2022	11,780
$23,780

As additional sources of liquidity, the Bank has available federal funds purchased lines of credit with several different commercial banks totaling $75.0 million and the Federal Reserve Bank of Richmond totaling $7.0 million. As of December 31, 2018, the Bank also had a letter of credit in the amount of $35.0 million with the FHLB issued as collateral for public fund depository accounts.  At December 31, 2018, none of the available federal funds purchased lines of credit or letter of credit were in use.

Note 14.	Dividend Limitations on Affiliate Bank

Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2018, the aggregate amount of unrestricted funds, which could be transferred from the Bank to the Company, without prior regulatory approval, totaled $9.2 million.

Note 15.	Financial Instruments With Off-Balance Sheet Risk

The Company is party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	2018	2017
Commitments to extend credit	$78,474	$88,123
Standby letters of credit	3,477	3,438
	$81,951	$91,561

Commitments to extend credit are agreements to lend to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis.

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

Note 16.	Derivative Instruments and Hedging Activities

Accounting guidance requires that all derivatives be recognized in the consolidated financial statements at their fair values. On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid or received in conjunction with recognized assets or liabilities as a cash flow or fair value hedge. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income (loss). For a derivative treated as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in interest income. The Company uses interest rate swaps to reduce interest rate risk and to manage net interest income.

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (i) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) probability exists that the forecasted transaction will no longer occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value, recognizing changes in fair value in current period income in the consolidated statements of operations.  There was no cash flow hedge ineffectiveness identified during 2018, 2017 and 2016.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Junior Subordinated Debt due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70% repricing every three months on the same date as the Company’s Junior Subordinated Debt due 2036 and pays interest expense monthly at the fixed rate of 4.03%. The interest expense on the interest rate swap was $43,000, $82,000 and $103,000 for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Junior Subordinated Debt to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap in 2018, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income (loss).

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. Interest income recognized on the interest rate swaps was $5,000 in 2018 and interest expense was $47,000 and $89,000 in 2017 and 2016, respectively, and is recorded in loan interest income. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $430,000 and $1.2 million at December 31, 2018 and 2017, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the consolidated financial statements for December 31, 2018 and 2017 are as follows:

(In thousands)	December 31, 2018
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(38)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	255	Other Assets	6/15/2031
Interest rate swap - fair value	1,186	34	Other Assets	4/9/2025
Interest rate swap - fair value	4,347	78	Other Assets	2/12/2022

(In thousands)	December 31, 2017
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(119)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	164	Other Assets	6/15/2031
Interest rate swap - fair value	1,219	20	Other Assets	4/9/2025
Interest rate swap - fair value	4,475	49	Other Assets	2/12/2022

Note 17.	Accumulated Other Comprehensive Income (Loss)

The following table presents information on changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated.

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance, December 31, 2015	$(190)	$(229)	$(41)	$(460)

Other comprehensive income (loss) before reclassifications	207	(536)	52	(277)
Balance, December 31, 2016	$17	$(765)	$11	$(737)

Reclassification of the income tax effect of the Tax Act from accumulated other comprehensive income (loss)	6	(7)	22	21
Other comprehensive income (loss) before reclassifications	14	735	92	841
Balance, December 31, 2017	$37	$(37)	$125	$125

Reclassification of net unrealized gains on equity securities from accumulated other comprehensive income (loss)	-	10	-	10
Other comprehensive income (loss) before reclassifications	135	(823)	15	(673)
Balance, December 31, 2018	$172	$(850)	$140	$(538)

Note 18.Fair Value Measurements

Accounting guidance requires the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  Therefore, the fair value presented herein may not be comparable to prior periods.  Methodologies utilized are as follows:

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

Fair value is intended to represent the price that would be received in an orderly transaction between market participants as of the measurement date.  In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, at least one significant assumption not observable in the market is utilized.  These unobservable assumptions reflect estimates that market participants would use in pricing assets or liabilities.  Inputs to these valuation techniques are subjective in nature, involve uncertainties and require significant judgement and therefore cannot be determined with precision.  Accordingly, the fair value estimates presented are not necessarily indicative of the amounts to be realized in a current market exchange.

Accounting guidance also indicates that fair value estimates are presented according to a fair value hierarchy comprised of three levels.  The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The level within the fair value hierarchy for assets or liabilities are based on the highest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest).  A brief description of each level follows:

•	Level 1:Inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2:Inputs are defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3:Inputs are defined as unobservable inputs for the asset or liability.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the consolidated financial statements:

Securities available for sale: Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity, then the security would fall to the lowest level of the hierarchy (Level 3). The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities. The vendor’s primary source for security valuation is Interactive Data Corporation (“IDC”).  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 by levels within the valuation hierarchy:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at December 31, 2018:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$56,409	$-	$56,409	$-
Obligations of states and political subdivisions	14,580	-	14,580	-
Corporate bonds	895	-	895	-
Total available for sale securities	71,884	-	71,884	-
Mutual funds	382	382	-	-
Interest rate swaps	367	-	367	-
Total assets at fair value	$72,633	$382	$72,251	$-
Liabilities at December 31, 2018:
Interest rate swaps	$38	$-	$38	$-
Total liabilities at fair value	$38	$-	$38	$-
Assets at December 31, 2017:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$52,377	$-	$52,377	$-
Obligations of states and political subdivisions	15,255	-	15,255	-
Corporate bonds	4,139	-	4,139	-
Mutual funds	382	382	-	-
Total available for sale securities	72,153	382	71,771	-
Interest rate swaps	233	-	233	-
Total assets at fair value	$72,386	$382	$72,004	$-
Liabilities at December 31, 2017:
Interest rate swaps	$119	$-	$119	$-
Total liabilities at fair value	$119	$-	$119	$-

In accordance with accounting guidance, certain assets are measured at fair value on a nonrecurring basis. The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Mortgage Loans Held for Sale:  Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during 2018 and 2017. Net gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of operations.

Impaired Loans:  A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loans or the fair value of the collateral securing the loans, or the present value of the cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned: OREO is measured at fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company considers OREO as Level 3.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period:

	December 31, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$2,438	$-	$-	$2,438
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2017
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$5,087	$-	$5,041	$46
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 Fair Value Measurements measured at fair value on a nonrecurring basis for December 31, 2018 and 2017:

	December 31, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$2,438	Appraised values	Age of appraisals, current market conditions, and experience within local market	86%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$3,794

	December 31, 2017
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$46	Appraised values	Age of appraisal, current market conditions, experience within local market, and U.S. Government guarantees	90%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$1,402

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments with a maturity of three months or less approximate fair value. Instruments with maturities of greater than three months are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments.

Securities: For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities. Restricted investments are carried at cost based on redemption provisions of the issuers.

Mortgage loans held for sale:  Fair value for mortgage loans held for sale is based on the price secondary markets are currently offering for similar loans.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., 1-4 family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (i.e., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. Fair value for impaired loans is described above.

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

Deposits: The fair values disclosed for demand deposits (i.e., interest and noninterest-bearing checking, savings and money market accounts) are, by definition, equal to the amount payable at the reporting date (that is, their carrying amounts). Fair values of fixed rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently offered to a schedule of aggregated expected monthly maturities on time deposits.

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

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31, 2018
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$67,110	$67,110	$-	$-	$67,110
Securities available for sale	71,884	-	71,884	-	71,884
Restricted investments	2,240	-	2,240	-	2,240
Loans, net	544,188	-	534,634	2,438	537,072
Accrued interest receivable	1,942	-	1,942	-	1,942
Mutual Funds	382	382	-	-	382
Interest rate swaps	367	-	367	-	367
Bank-owned life insurance	13,595	-	13,595	-	13,595
Total financial assets	$701,708	$67,492	$624,662	$2,438	$694,592

Liabilities
Deposits	$635,638	$-	$634,917	$-	$634,917
FHLB advances	23,780	-	23,633	-	23,633
Junior subordinated debt	4,124	-	4,414	-	4,414
Accrued interest payable	300	-	300	-	300
Interest rate swaps	38	-	38	-	38
Total financial liabilities	$663,880	$-	$663,302	$-	$663,302

	December 31, 2017
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$29,300	$29,091	$-	$-	$29,091
Securities available for sale	72,153	382	71,771	-	72,153
Restricted investments	1,546	-	1,546	-	1,546
Loans, net	497,705	-	494,143	46	494,189
Accrued interest receivable	1,940	-	1,940	-	1,940
Interest rate swaps	233	-	233	-	233
Bank-owned life insurance	13,234	-	13,234	-	13,234
Total financial assets	$616,111	$29,473	$582,867	$46	$612,386

Liabilities
Deposits	$570,023	$-	$569,297	$-	$569,297
FHLB advances	7,860	-	7,766	-	7,766
Junior subordinated debt	4,124	-	4,116	-	4,116
Accrued interest payable	128	-	128	-	128
Interest rate swaps	119	-	119	-	119
Total financial liabilities	$582,254	$-	$581,426	$-	$581,426

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

Note 19.	Other Operating Expenses

The principal components of other operating expenses in the consolidated statements of operations are:

(In thousands)	2018	2017	2016
Postage and courier	$194	$196	$192
Paper and supplies	125	135	148
Taxes, other than income taxes	370	341	351
Charge-offs, other than loan charge-offs	300	320	275
Telephone	333	315	330
Directors' compensation	329	322	240
Managed service agreements	425	409	402
Other	1,322	1,131	1,160
	$3,398	$3,169	$3,098

Note 20.Concentration Risk

The Company maintains its cash accounts in several correspondent banks. The balances with these correspondent banks may exceed federally insured limits at times, which management considers a normal business risk.

Note 21.	Capital Requirements

Federal bank regulators have issued substantially similar guidelines requiring banks and bank holding companies to maintain capital at certain levels.  In addition, regulators may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.  Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial condition and results of operations.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Basel III Capital Rules”). The Basel III Capital Rules require banks and bank holding companies to comply with the minimum capital ratios set forth in the tables below, plus a “capital conservation buffer.”  The capital conservation buffer requirement was phased in beginning on January 1, 2016, at 0.625% of risk-weighted assets, and increased by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  The capital conservation buffer is applicable to all ratios except the leverage ratio, which is noted below as “Tier 1 Capital to Average Assets.”

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”).  Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules.  The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules.  The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act.  Management believes that the Bank met all capital adequacy requirements to which they are subject at December 31, 2018 and 2017.  At December 31, 2018, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be considered “well capitalized” under these regulations, the Bank must have the capital ratios set forth in the following tables.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total capital (to risk-weighted assets)	$69,295	12.8%	$43,134	8.0%	$53,918	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	$64,119	11.9%	$24,263	4.5%	$35,047	6.5%
Tier 1 capital (to risk-weighted assets)	$64,119	11.9%	$32,351	6.0%	$43,134	8.0%
Tier 1 capital (to average assets)	$64,119	9.4%	$27,317	4.0%	$34,147	5.0%

As of December 31, 2017
Total capital (to risk-weighted assets)	$64,354	12.4%	$41,485	8.0%	$51,856	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	$59,260	11.4%	$23,335	4.5%	$33,707	6.5%
Tier 1 capital (to risk-weighted assets)	$59,260	11.4%	$31,114	6.0%	$41,485	8.0%
Tier 1 capital (to average assets)	$59,260	9.2%	$25,862	4.0%	$32,328	5.0%

Note 22.Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at December 31, 2018 and 2017 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 23.Parent Company Only Financial Statements

Balance Sheets

(In thousands)	December 31,
Assets	2018	2017
Cash	$282	$243
Interest-bearing deposits in other banks	180	580
Investment in subsidiaries	63,410	59,334
Other assets	360	310
Total assets	$64,232	$60,467
Liabilities and Shareholders’ Equity
Junior subordinated debt	$4,124	$4,124
Other liabilities	101	201
Total liabilities	4,225	4,325
Shareholders’ Equity
Common stock and additional paid-in capital	15,742	15,526
Retained earnings	44,803	40,491
Accumulated other comprehensive income (loss)	(538)	125
Total shareholders’ equity	60,007	56,142
Total liabilities and shareholders’ equity	$64,232	$60,467

Statements of Operations

Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
Income
Interest income	$4	$4	$8
Dividends from subsidiaries	1,813	1,808	901
Total interest and dividend income	1,817	1,812	909
Expenses
Interest expense	199	199	200
Legal and professional fees	149	105	112
Directors’ fees	218	212	164
Miscellaneous	288	145	141
Total expense	854	661	617
Income before income tax benefits and equity in undistributed net income of subsidiaries	963	1,151	292
Income tax benefit	(289)	(229)	(207)
Income before equity in undistributed net income of subsidiaries	1,252	1,380	499
Equity in undistributed net income of subsidiaries	4,883	1,116	3,175
Net income	$6,135	$2,496	$3,674

Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$6,135	$2,496	$3,674
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(4,883)	(1,116)	(3,175)
Tax effect of restricted stock awards	-	-	42
Issuance of vested restricted stock	90	90	68
Amortization of unearned compensation, net of forfeiture	133	79	170
Increase in other assets	(33)	(8)	-
Increase in other liabilities	18	6	2
Net cash provided by operating activities	1,460	1,547	781
Cash Flows from Financing Activities
Repurchase of common stock	(8)	(7)	(55)
Cash dividends paid on common stock	(1,813)	(1,808)	(1,803)
Net cash used in financing activities	(1,821)	(1,815)	(1,858)
Decrease in cash and cash equivalents	(361)	(268)	(1,077)
Cash and Cash Equivalents
Beginning	823	1,091	2,168
Ending	$462	$823	$1,091

Note 24.	Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through several limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2035. The Company accounts for the affordable housing investments using the equity method and has recorded $4.5 million and $3.8 million in other assets at December 31, 2018 and 2017, respectively. The Company has also recorded $1.2 million and $1.0 million in other liabilities at December 31, 2018 and 2017, respectively, related to unfunded capital commitments through 2021. The related federal tax credits for the years ended December 31, 2018, 2017 and 2016 were $504,000, $422,000 and $402,000, respectively, and were included in income tax expense in the consolidated statements of operations. There were $266,000, $209,000 and $267,000 in flow-through losses recognized during the year ended December 31, 2018, 2017 and 2016, respectively, that were included in noninterest income.

Note 25.Revenue Recognition

A description of the Company’s noninterest income is as follows:

Trust, estate and brokerage fee income:  Income is primarily comprised of fees earned from the management and administration of trusts, estates and other customer assets and by providing investment brokerage services. Fees that are transaction-based (e.g., execution of trades) are recognized on a monthly basis. Other fees, or commissions, are earned over time as the contracted monthly or quarterly services are provided and are generally assessed based on either account activity or the market value of assets under management.

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

Noninterest income by major source, for the years ended December 31, 2018, 2017 and 2016, consisted of the following:

(In thousands)	2018	2017	2016
Trust and estate fees (1)	$1,542	$1,528	$1,409
Brokerage fees (1)	180	170	184
Service charges on deposit accounts (1)	1,706	1,926	2,108
Interchange fee income, net (1)	1,252	1,299	1,134
Bank-owned life insurance	361	362	361
Other service charges, commissions and other income (2)	325	299	367
Loss on housing funds and other partnerships, net	(167)	(126)	(267)
Gain on call of securities available for sale	838	-	1
Gain on sale of mortgage loans held for sale, net	37	10	-
Total noninterest income	$6,074	$5,468	$5,297

(1)Income within scope of Accounting Standards Codification (“ASC”) 606.

(2)	Income within the scope of ASC 606 of $301,000, $269,000 and $258,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The remaining balancing is outside the scope of ASC 606.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the management of Fauquier Bankshares, Inc., including the Company’s Chief Executive Officer and the Chief Financial Officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of the end of such period.

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended December 31, 2018.

There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of December 31, 2018, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2018, based on the 2013 framework criteria.

No changes were made in Management’s internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company required by this item is contained in the Company’s definitive proxy statement for the 2019 annual meeting of shareholders to be held on May 21, 2019 (the “2019 proxy statement”) under the captions “Election of Four Class II Directors,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. See Exhibit 14 in the exhibit list contained in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive and director compensation is contained in the Company’s 2019 proxy statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in the Company’s 2019 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2018 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,103	(1)	$18.08	106,591
Total	22,103		$18.08	106,591

(1)	Consists of shares underlying performance-based stock rights that were granted under the Stock Incentive Plan approved by shareholders on May 19, 2009.

For additional information concerning the material features of the Company’s equity compensation plans please see Note 12 of the Company’s Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Company’s 2019 proxy statement under the captions “Meetings and Committees of the Board of Directors” and “Related Party Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Company’s 2019 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(a)	(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed March 20, 2018.

10.1	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.2	Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 99.0 to Form S-8 filed August 21, 2009.

10.2.1	Form of Incentive Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 15, 2010.

10.2.2	Form of Nonstatutory Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 15, 2010.

10.2.3	Form of Restricted Stock Award Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan , incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 15, 2010.

10.3	Employment Agreement, dated June 6, 2016, between Fauquier Bankshares, Inc., The Fauquier Bank, and Marc J. Bogan, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed June 7, 2016.

10.4

Employment Agreement, dated February 8, 2017, between Fauquier Bankshares, Inc., The Fauquier Bank, and Christine E. Headly, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed February 13, 2017.

10.5	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated October 21, 2010, incorporated by reference to Exhibit 10.15 to Form 10-Q filed November 8, 2010.

10.5.1	Form of Participation Agreement for Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15.1 to Form 10-Q filed November 8, 2010.

14	Code of Business Conduct and Ethics.

21	Subsidiaries of the Fauquier Bankshares, Inc., incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Brown, Edwards & Company, L.L.P.

23.2	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Company’s 10-K Report for the period ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By:	/s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
Dated: March 11, 2019

By:	/s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
Dated: March 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	March 11, 2019
John B. Adams, Jr.

/s/ Randolph T. Minter	Vice Chairman, Director	March 11, 2019
Randolph T. Minter

/s/ Marc J. Bogan	President & Chief Executive Officer, Director	March 11, 2019
Marc J. Bogan	(Principal Executive Officer)

/s/ Christine E. Headly	Executive Vice President & Chief Financial Officer	March 11, 2019
Christine E. Headly	(Principal Financial and Accounting Officer)

/s/ Kevin T. Carter	Director	March 11, 2019
Kevin T. Carter

/s/ Donna D. Flory	Director	March 11, 2019
Donna D. Flory

/s/ Randolph D. Frostick	Director	March 11, 2019
Randolph D. Frostick

/s/ Jay B. Keyser	Director	March 11, 2019
Jay B. Keyser

/s/ Brian S. Montgomery	Director	March 11, 2019
Brian S. Montgomery

/s/ P. Kurt Rodgers	Director	March 11, 2019
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 11, 2019
Sterling T. Strange III