Form 10-K/A
period 2018-12-31
FAUQUIER BANKSHARES, INC.
filed 2019-03-12
CIK 1083643

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Form 10-K filed by Fauquier Bankshares, Inc. (the “Company”) on March 11, 2019 for the fiscal year ended December 31, 2018 (the “Original Filing”).  This Amendment is being filed solely to attach the eXtensible Business Reporting Language exhibits that were inadvertently omitted in the Original Filing as a result of an error by the Company’s EDGAR filing agent.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Original Filing.  This Amendment does not reflect events occurring after the Original Filing or modify or update any disclosures in the Original Filing that may be affected by such events.  This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

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

10.5	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated October 21, 2010, incorporated by reference to Exhibit 10.15 to Form 10-Q filed November 8, 2010.

10.5.1	Form of Participation Agreement for Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15.1 to Form 10-Q filed November 8, 2010.

14	Code of Business Conduct and Ethics. *

21	Subsidiaries of the Fauquier Bankshares, Inc., incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Brown, Edwards & Company, L.L.P. *

23.2	Consent of Smith Elliott Kearns & Company, LLC. *

31.1	Certification of CEO pursuant to Rule 13a-14(a). *

31.2	Certification of CFO pursuant to Rule 13a-14(a). *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350. *

101

The following materials from the Company’s 10-K Report for the period ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. **

____________

*   Previously filed with Fauquier Bankshares, Inc.’s Form 10-K filed on March 11, 2019.

** Filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By:	/s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
Dated: March 12, 2019

By:	/s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
Dated: March 12, 2019