Form 10-Q
period 2019-03-31
FAUQUIER BANKSHARES, INC.
filed 2019-05-03
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock Par value $3.13 per share	FBSS	The Nasdaq Capital Market

The registrant had 3,784,934 shares of common stock outstanding as of May 3, 2019.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Cash and due from banks	$5,851	$6,834
Interest-bearing deposits in other banks	32,143	60,259
Federal funds sold	14	17
Securities available for sale, at fair value	69,773	71,884
Restricted investments	2,571	2,240
Mortgage loans held for sale	260	-
Loans	544,953	549,364
Allowance for loan losses	(5,281)	(5,176)
Loans, net	539,672	544,188
Premises and equipment, net	17,968	18,190
Accrued interest receivable	2,054	1,942
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	13,688	13,595
Other assets	15,152	10,300
Total assets	$700,502	$730,805
Liabilities
Deposits:
Noninterest-bearing checking	$117,048	$123,576
Interest-bearing:
Checking	229,639	269,007
Savings and money market accounts	158,693	160,843
Time deposits	86,978	82,212
Total interest-bearing	475,310	512,062
Total deposits	592,358	635,638
Federal Home Loan Bank advances	29,759	23,780
Junior subordinated debt	4,124	4,124
Other liabilities	12,128	7,256
Total liabilities	638,369	670,798
Shareholders’ Equity
Common stock, par value, $3.13 and additional paid-in capital; authorized 8,000,000 shares; issued and outstanding: 3,785,454 and 3,773,836 shares including 23,634 and 22,569 unvested shares, respectively	15,861	15,742
Retained earnings	45,980	44,803
Accumulated other comprehensive income (loss), net	292	(538)
Total shareholders’ equity	62,133	60,007
Total liabilities and shareholders’ equity	$700,502	$730,805

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Interest Income
Interest and fees on loans	$6,571	$5,753
Interest and dividends on securities:
Taxable interest income	369	349
Tax-exempt interest	89	94
Dividends	38	20
Interest on deposits in other banks	112	154
Total interest income	7,179	6,370
Interest Expense
Interest on deposits	839	444
Interest on federal funds purchased	14	19
Interest on Federal Home Loan Bank advances	144	140
Interest on Junior subordinated debt	49	49
Total interest expense	1,046	652
Net interest income	6,133	5,718
Provision for loan losses	50	300
Net interest income after provision for loan losses	6,083	5,418
Noninterest Income
Trust and estate fees	416	372
Brokerage fees	90	41
Service charges on deposit accounts	383	444
Interchange fee income, net	271	285
Bank-owned life insurance	93	89
Other service charges, commissions and other income	148	91
Gain on sale/call of securities available for sale	79	535
Gain on sale of mortgage loans held for sale, net	-	6
Total noninterest income	1,480	1,863
Noninterest Expenses
Salaries and benefits	3,012	2,968
Occupancy	615	605
Furniture and equipment	283	272
Marketing and business development	186	108
Legal, audit and consulting	249	228
Data processing	354	256
Federal Deposit Insurance Corporation assessment	94	100
Other operating expenses	925	944
Total noninterest expenses	5,718	5,481
Income before income taxes	1,845	1,800
Income tax expense	213	214
Net Income	$1,632	$1,586
Earnings per share, basic	$0.43	$0.42
Earnings per share, diluted	$0.43	$0.42
Dividends per share	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income	$1,632	$1,586
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale, net of tax, $(262) and $149, respectively	984	(437)
Reclassification adjustment for gains on securities available for sale, net of tax, $17 and $112, respectively	(62)	(423)
Change in fair value of interest rate swap, net of tax, $24 and $(38), respectively	(92)	143
Total other comprehensive income (loss), net of tax, $(221) and $223, respectively	830	(717)
Total comprehensive income	$2,462	$869

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$15,526	$40,491	$125	$56,142
Net income	-	1,586	-	1,586
Other comprehensive loss, net of tax effect, $223	-	-	(717)	(717)
Cash dividends ($0.12 per share)	-	(453)	-	(453)
Reclassification of net unrealized gains on equity securities from Accumulated other comprehensive income (loss)	-	(10)	10	-
Amortization of unearned compensation, restricted stock awards	31	-	-	31
Issuance of common stock - unvested shares (3,984 shares)	-	-	-	-
Issuance of common stock - vested shares (3,961 shares)	85	-	-	85
Repurchase of common stock (368 shares)	(8)	-	-	(8)
Balance, March 31, 2018	$15,634	$41,614	$(582)	$56,666

Balance, December 31, 2018	$15,742	$44,803	$(538)	$60,007
Net income	-	1,632	-	1,632
Other comprehensive income, net of tax, $(221)	-	-	830	830
Cash dividends ($0.12 per share)	-	(455)	-	(455)
Amortization of unearned compensation, restricted stock awards	34	-	-	34
Issuance of common stock - unvested shares (6,404 shares)	-	-	-	-
Issuance of common stock - vested shares (4,149 shares)	95	-	-	95
Repurchase of common stock (440 shares)	(10)	-	-	(10)
Balance, March 31, 2019	$15,861	$45,980	$292	$62,133

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$1,632	$1,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	313
Provision for loan losses	50	300
Gain on interest rate swaps	-	2
Gain on sales/calls of securities available for sale	(79)	(535)
Amortization of security premiums, net	88	94
Amortization of unearned compensation, net of forfeiture	59	50
Issuance of vested restricted stock	95	85
Bank-owned life insurance income	(93)	(89)
Originations of mortgage loans held for sale	(260)	(628)
Proceeds from mortgage loans held for sale	-	234
Gain on mortgage loans held for sale	-	(6)
Changes in assets and liabilities:
Increase in other assets	(5,346)	(76)
Increase (decrease) in other liabilities	4,839	(178)
Net cash provided by operating activities	1,309	1,152
Cash Flows from Investing Activities
Proceeds from sales, maturities, calls and principal payments of securities available for sale	16,344	3,766
Purchase of securities available for sale	(13,075)	(1,962)
Purchase of premises and equipment	(102)	(93)
Purchase of restricted investments, net	(331)	(1,291)
Loan originations, net	4,519	(374)
Net cash provided by investing activities	7,355	46
Cash Flows from Financing Activities
Increase (decrease) in noninterest-bearing checking, interest-bearing checking, savings and money market accounts	(48,046)	7,907
Increase (decrease) in time deposits	4,766	(688)
Increase in Federal Home Loan Bank advances	5,979	29,980
Cash dividends paid on common stock	(455)	(453)
Repurchase of common stock	(10)	(8)
Net cash provided by (used in) financing activities	(37,766)	36,738
Increase (decrease) in cash and cash equivalents	(29,102)	37,936
Cash and Cash Equivalents
Beginning	67,110	29,300
Ending	$38,008	$67,236
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$947	$628
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax	$922	$(437)
Unrealized gain (loss) on interest rate swap, net of tax	$(92)	$143

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (the “Company”) and its wholly-owned subsidiary, The Fauquier Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).    The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results expected for the full year or any other interim period.

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation. No reclassifications were significant and there was no effect on net income.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company’s management is addressing compliance requirements, data gathering and archiving resources, and analyzing the potential impact of this standard.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.”  The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.”  These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

Note 2.  Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	March 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$57,242	$151	$(401)	$56,992
Obligations of states and political subdivisions	12,437	361	(17)	12,781
	$69,679	$512	$(418)	$69,773

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$57,673	$26	$(1,290)	$56,409
Obligations of states and political subdivisions	14,605	93	(118)	14,580
Corporate bonds	680	215	-	895
	$72,958	$334	$(1,408)	$71,884

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2019
(In thousands)	Amortized Cost	Fair Value
Due after one year through five years	9,300	9,227
Due after five years through ten years	15,665	15,596
Due after ten years	44,714	44,950
	$69,679	$69,773

During the three months ended March 31, 2019, securities totaling  $13.9 million were sold, proceeds from maturities and principal repayments were $2.4 million and securities totaling $13.1 million were purchased. During the three months ended March 31, 2018, no securities were sold, proceeds from calls and principal repayments were $3.8 million and securities totaling $2.0 million were purchased.  There were no impairment losses on securities during the three months ended March 31, 2019 and 2018, respectively.

The following table shows the Company’s securities with gross unrealized losses, by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$-	$-	$33,977	$(401)	$33,977	$(401)
Obligations of states and political subdivisions	-	-	293	(17)	293	(17)
Total temporary impaired securities	$-	$-	$34,270	$(418)	$34,270	$(418)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$14,901	$(104)	$37,186	$(1,186)	$52,087	$(1,290)
Obligations of states and political subdivisions	3,179	(31)	4,086	(87)	7,265	(118)
Total temporary impaired securities	$18,080	$(135)	$41,272	$(1,273)	$59,352	$(1,408)

At March 31, 2019, there were approximately 40 securities that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.  Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019 and no other-than-temporary impairment has been recognized.

At March 31, 2019, the Company sold its one remaining corporate bond with a cost basis, net of other-than-temporary impairment, totaling $680,000 resulting in a gain of $250,000.

The following roll forward reflects the amount related to credit losses recognized in earnings:

(In thousands)
Beginning balance as of December 31, 2018	$320
Changes in cash flows expected to be collected that are recognized over the remaining life of the security	-
Reduction for security sold during the period	(320)
Ending balance as of March 31, 2019	$-

The carrying value of securities pledged to secure deposits and for other purposes totaled $16.5 million at March 31, 2019 and December 31, 2018.

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

The following tables present the total allowance for loan losses by portfolio segment for the periods presented.

	March 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Charge-offs	-	-	-	(17)	(3)	-	-	-	(20)
Recoveries	-	75	-	-	-	-	-	-	75
Provision (recovery)	38	(106)	87	28	-	22	(19)	-	50
Ending balance, March 31, 2019	$521	$1,707	$722	$156	$65	$1,333	$427	$350	$5,281
Ending balances individually evaluated for impairment	$168	$148	$-	$-	$-	$-	$90	$-	$406
Ending balances collectively evaluated for impairment	$353	$1,559	$722	$156	$65	$1,333	$337	$350	$4,875
Loans
Individually evaluated for impairment	$506	$3,167	$740	$-	$-	$698	$556		$5,667
Collectively evaluated for impairment	26,033	177,352	72,162	5,849	8,897	208,341	40,652		539,286
Ending balance, March 31, 2019	$26,539	$180,519	$72,902	$5,849	$8,897	$209,039	$41,208		$544,953

	March 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(39)	-	-	(3)	(9)	-	-	-	(51)
Recoveries	6	-	-	3	-	47	1	-	57
Provision (recovery)	160	99	72	(2)	10	(36)	4	(7)	300
Ending balance, March 31, 2018	$645	$1,708	$951	$103	$73	$1,185	$392	$343	$5,400

	December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(106)	(47)	(312)	(14)	(24)	(200)	(80)	-	(783)
Recoveries	35	70	-	4	-	248	1	-	358
Provision	36	106	68	50	20	89	138	-	507
Ending balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Ending balances individually evaluated for impairment	$176	$159	$-	$-	$-	$-	$68	$-	$403
Ending balances collectively evaluated for impairment	$307	$1,579	$635	$145	$68	$1,311	$378	$350	$4,773
Loans
Individually evaluated for impairment	$522	$3,191	$2,679	$-	$-	$707	$567		$7,666
Collectively evaluated for impairment	26,199	184,606	68,730	5,562	9,158	205,238	42,205		541,698
Ending balance, December 31, 2018	$26,721	$187,797	$71,409	$5,562	$9,158	$205,945	$42,772		$549,364

Loans by credit quality indicators were as follows at the dates presented:

	March 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$24,295	$171,444	$69,321	$5,849	$8,897	$201,305	$38,199	$519,310
Special mention	1,387	4,595	2,655	-	-	1,666	117	10,420
Substandard	857	4,480	926	-	-	6,068	2,892	15,223
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$26,539	$180,519	$72,902	$5,849	$8,897	$209,039	$41,208	$544,953

	December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$24,285	$178,525	$67,767	$5,559	$9,158	$198,566	$39,145	$523,005
Special mention	1,540	4,643	2,282	3	-	1,496	424	10,388
Substandard	896	4,629	1,360	-	-	5,883	3,203	15,971
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$26,721	$187,797	$71,409	$5,562	$9,158	$205,945	$42,772	$549,364

The past due status of loans at the dates presented were:

	March 31, 2019
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$56	$277	$74	$407	$26,132	$26,539	$-	$128
Commercial real estate	941	1,164	974	3,079	177,440	180,519	-	974
Construction and land	80	2,555	-	2,635	70,267	72,902	-	-
Consumer	6	-	-	6	5,843	5,849	-	-
Student	190	143	1,091	1,424	7,473	8,897	1,091	-
Residential real estate	-	277	-	277	208,762	209,039	-	311
Home equity lines of credit	505	200	627	1,332	39,876	41,208	72	556
Total	$1,778	$4,616	$2,766	$9,160	$535,793	$544,953	$1,163	$1,969

	December 31, 2018
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$365	$-	$77	$442	$26,279	$26,721	$-	$135
Commercial real estate	372	-	974	1,346	186,451	187,797	-	974
Construction and land	1,419	-	-	1,419	69,990	71,409	-	-
Consumer	7	18	-	25	5,537	5,562	-	-
Student	747	238	1,227	2,212	6,946	9,158	1,227	-
Residential real estate	278	131	-	409	205,536	205,945	-	317
Home equity lines of credit	403	-	567	970	41,802	42,772	-	567
Total	$3,591	$387	$2,845	$6,823	$542,541	$549,364	$1,227	$1,993

The following table presents information related to impaired loans, by portfolio segment, at the dates presented.

	March 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$54	$60	$-	$59	$-
Commercial real estate	1,361	1,361	-	1,370	19
Construction and land	740	740	-	747	8
Residential real estate	698	722	-	702	4

With an allowance recorded:
Commercial and industrial	$452	$484	$168	$456	$4
Commercial real estate	1,806	1,820	148	1,809	9
Home equity lines of credit	556	600	90	561	-

Total:
Commercial and industrial	$506	$544	$168	$515	$4
Commercial real estate	3,167	3,181	148	3,179	28
Construction and land	740	740	-	747	8
Residential real estate	698	722	-	702	4
Home equity lines of credit	556	600	90	561	-
Total	$5,667	$5,787	$406	$5,704	$44

	December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$61	$66	$-	$84	$2
Commercial real estate	1,378	1,378	-	1,413	74
Construction and land	2,679	2,679	-	3,289	145
Residential real estate	707	727	-	720	18

With an allowance recorded:
Commercial and industrial	$461	$493	$176	$587	$21
Commercial real estate	1,813	1,827	159	1,998	39
Home equity lines of credit	567	600	68	578	-

Total:
Commercial and industrial	$522	$559	$176	$671	$23
Commercial real estate	3,191	3,205	159	3,411	113
Construction and land	2,679	2,679	-	3,289	145
Residential real estate	707	727	-	720	18
Home equity lines of credit	567	600	68	578	-
Total	$7,666	$7,770	$403	$8,669	$299

There were no loans modified as trouble debt restructures (“TDRs”) for the three months ended March 31, 2019 and 2018. At March 31, 2019, there were six loans in the portfolio, totaling $3.4 million, that have been identified as TDRs, of which, five, totaling $3.4 million, were current and performing in accordance with the modified terms.  At December 31, 2018, there were six loans in the portfolio, totaling $3.4 million, that have been identified as TDRs, of which five were current and performing in accordance with the modified terms.  There were no loan modifications that were classified as TDRs during the three months ended March 31, 2019 and 2018.  There were no defaults on TDRs occurring within 12 months of modification during the three months ended March 31, 2019 and 2018.

At March 31, 2019 and 2018, the Company had no foreclosed residential real estate property in its possession or in the process of foreclosure.

Note 4.  Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust, Fauquier Statutory Trust II (“Trust II”), privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, Trust II used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at March 31, 2019 and December 31, 2018 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time.  The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (i) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) probability exists that the forecasted transaction will no longer occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value, recognizing changes in fair value in current period income in the consolidated statements of operations.  There was no cash flow hedge ineffectiveness identified for the three months ended March 31, 2019 and 2018.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Junior Subordinated Debt due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company’s Junior Subordinated Debt and pays interest monthly at the fixed rate of 4.31%. Interest expense on the interest rate swap was $5,000 and $15,000 for the three months ended March 31, 2019 and 2018, respectively.  In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Junior Subordinated Debt to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap for the three months ended March 31, 2019 and 2018, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. Interest income on these swaps was $9,000 for the three months ended March 31, 2019 and interest expense was $4,000 for the three months ended March 31, 2018.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $430,000 at March 31, 2019 and December 31, 2018, respectively.  Collateral is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the consolidated financial statements as of March 31, 2019 and December 31, 2018 are as follows:

(In thousands)	March 31, 2019
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(45)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	146	Other Assets	6/15/2031
Interest rate swap - fair value	1,162	15	Other Assets	4/9/2025
Interest rate swap - fair value	4,264	44	Other Assets	2/12/2022

(In thousands)	December 31, 2018
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(38)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	255	Other Assets	6/15/2031
Interest rate swap - fair value	1,186	34	Other Assets	4/9/2025
Interest rate swap - fair value	4,347	78	Other Assets	2/12/2022

Note 6.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended March 31,
	2019		2018
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,778,895	$0.43	3,768,197	$0.42
Effect of dilutive stock awards	10,015		8,917
Diluted earnings per share	3,788,910	$0.43	3,777,114	$0.42

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

Under the Plan, stock options, stock appreciation rights, unvested and/or restricted shares, and long-term performance unit awards may be granted to directors and certain employees for purchase of the Company’s common stock.  The effective date of the Plan is March 19, 2009 with a termination date of December 31, 2019. The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.

Restricted Shares

Restricted shares are accounted for using the fair market value of the Company’s common stock on the date on which these shares were awarded. Restricted shares are issued to certain executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third anniversary of the date the shares were awarded. Compensation expense for these shares is recognized over the three-year period. The restricted shares issued to nonemployee directors are not subject to a vesting period and compensation expense is recognized on the date the shares are granted.  Compensation expense for restricted shares amounted to $129,000 and $116,000, net of forfeitures, for the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019 and 2018, there was $284,000 and $249,000, respectively, of total unrecognized compensation expense related to restricted shares.  This expense is expected to be recognized through 2022.

A summary of the status of the Company’s unvested restricted shares granted under the Plan is presented below:

	March 31, 2019		March 31, 2018
	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Unvested shares, beginning	22,569	$17.98	18,062	$16.44
Granted	12,058	21.69	11,294	21.47
Vested	(10,553)	21.46	(6,419)	21.47
Forfeited or surrendered	(440)	22.05	(368)	21.47
Unvested shares, ending	23,634	$20.10	22,569	$17.98

Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units to certain executive officers.  Performance-based restricted stock units are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted as the market value of the stock changes.  Performance-based restricted stock units issued to executive officers are subject to a vesting period, whereby the restrictions on the rights lapse on the third anniversary of the date the rights were awarded. Until vesting, the rights are not issued and are not included in shares outstanding. Vesting is contingent upon the Company reaching predetermined performance goals as compared with a predetermined peer group of banks. Compensation expense for performance-based restricted stock units totaled $25,000 and $19,000 for the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019 and 2018, there was $200,000 and $171,000 of unrecognized compensation expense, respectively, related to these performance-based restricted stock units.  This expense is expected to be recognized through 2022 and is dependent upon management reaching the predetermined goals.

A summary of the status of the Company’s unvested performance-based restricted stock units is presented below:

	March 31, 2019		March 31, 2018
	Performance-based Restricted Stock Units	Weighted Average Fair Value Per Share	Performance-based Restricted Stock Units	Weighted Average Fair Value Per Share
Unvested shares, beginning	22,103	$17.90	18,062	$16.44
Granted	7,909	21.69	6,867	21.47
Vested	-	-	-	-
Forfeited	-	-	(2,826)	21.47
Unvested shares, ending	30,012	$18.98	22,103	$17.90

Note 8.  Employee Benefit Plans

The Company has supplemental executive retirement plans (“SERP”) for certain executives in which the contributions are solely funded by the Company.  Benefits are to be paid in monthly installments following retirement or death. The SERP liability was $2.8 million and $2.7 million at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, SERP expenses were $73,000.

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 (“Code”) Section 401(k) covering all employees who are at least 18 years of age and worked more than 20 hours per week. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred, for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) plan expenses for the three months ended March 31, 2019 and 2018 were $231,000 and $172,000, respectively.

The Company maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan”). This plan provides that any nonemployee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will change based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash-in-lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. There were no directors participating in the Deferred Compensation Plan during the three months ended March 31, 2019 and 2018.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense for the three months ended March 31, 2019 and 2018 was $16,000 and $13,000, respectively.  Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  Income on these life insurance policies amounted to $7,100 for the three months ended March 31, 2019 and 2018.  The Company has recorded on its consolidated balance sheets $1.4 million in cash surrender value of these policies at March 31, 2019 and December 31, 2018 and $111,000 and $103,000 in accrued liabilities at March 31, 2019 and December 31, 2018, respectively.

Note 9.  Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.  GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

• Level 1:	Inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities.
• Level 2:	Inputs are defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
• Level 3:	Inputs are defined as unobservable inputs for the asset or liability.

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

Interest rate swaps:  The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party to provide valuations for interest rate swaps using standard valuation techniques and therefore classifies such valuation as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by levels within the valuation hierarchy:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at March 31, 2019:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$56,992	$-	$56,992	$-
Obligations of states and political subdivisions	12,781	-	12,781	-
Total available for sale securities	69,773	-	69,773	-
Mutual funds	389	389	-	-
Interest rate swaps	205	-	205	-
Total assets at fair value	$70,367	$389	$69,978	$-
Liabilities at March 31, 2019:
Interest rate swaps	$45	$-	$45	$-
Total liabilities at fair value	$45	$-	$45	$-

Assets at December 31, 2018:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$56,409	$-	$56,409	$-
Obligations of states and political subdivisions	14,580	-	14,580	-
Corporate bonds	895	-	895	-
Total available for sale securities	71,884	-	71,884	-
Mutual funds	382	382	-	-
Interest rate swaps	367	-	367	-
Total assets at fair value	$72,633	$382	$72,251	$-
Liabilities at December 31, 2018:
Interest rate swaps	$38	$-	$38	$-
Total liabilities at fair value	$38	$-	$38	$-

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Mortgage Loans Held for Sale:   Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during the three months ended March 31, 2019. Net gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of operations.

Impaired Loans: A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loans or the fair value of the collateral securing the loans, or the present value of the cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is in the process of construction or if an appraisal of the real estate property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal of one year or less, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned (“OREO”): OREO is measured at fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company considers OREO as Level 3.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018.

	March 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$2,408	$-	$-	$2,408
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$2,438	$-	$-	$2,438
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 fair value measurements at March 31, 2019 and December 31, 2018.

	March 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$2,408	Appraised values	Age of appraisal, current market conditions, experience within local market	86%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$3,764

	December 31, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$2,438	Appraised values	Age of appraisal, current market conditions, experience within local market	86%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$3,794

Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Additionally, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2019
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$38,008	$38,008	$-	$-	$38,008
Securities available for sale	69,773	-	69,773	-	69,773
Restricted investments	2,571	-	2,571	-	2,571
Mortgage loans held for sale	260	-	260	-	260
Loans, net	539,672	-	-	530,988	530,988
Accrued interest receivable	2,054	-	2,054	-	2,054
Mutual funds	389	389	-	-	389
Interest rate swaps	205	-	205	-	205
Bank-owned life insurance	13,688	-	13,688	-	13,688
Total financial assets	$666,620	$38,397	$88,551	$530,988	$657,936

Liabilities
Deposits	$592,358	$-	$592,016	$-	$592,016
FHLB advances	29,759	-	29,763	-	29,763
Junior subordinated debt	4,124	-	4,596	-	4,596
Accrued interest payable	399	-	399	-	399
Interest rate swaps	45	-	45	-	45
Total financial liabilities	$626,685	$-	$626,819	$-	$626,819

	December 31, 2018
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$67,110	$67,110	$-	$-	$67,110
Securities available for sale	71,884	-	71,884	-	71,884
Restricted investments	2,240	-	2,240	-	2,240
Loans, net	544,188	-	-	537,072	537,072
Accrued interest receivable	1,942	-	1,942	-	1,942
Mutual funds	382	382	-	-	382
Interest rate swaps	367	-	367	-	367
Bank-owned life insurance	13,595	-	13,595	-	13,595
Total financial assets	$701,708	$67,492	$90,028	$537,072	$694,592

Liabilities
Deposits	$635,638	$-	$634,917	$-	$634,917
FHLB advances	23,780	-	23,633	-	23,633
Junior subordinated debt	4,124	-	4,414	-	4,414
Accrued interest payable	300	-	300	-	300
Interest rate swaps	38	-	38	-	38
Total financial liabilities	$663,880	$-	$663,302	$-	$663,302

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2019 and 2018 were:

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance, December 31, 2018	$172	$(850)	$140	$(538)
Other comprehensive income (loss) before reclassifications	(92)	922	-	830
Balance, March 31, 2019	$80	$72	$140	$292

Balance, December 31, 2017	$37	$(37)	$125	$125
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive income (loss)	-	10	-	$10
Other comprehensive income (loss) before reclassifications	143	(860)	-	(717)
Balance, March 31, 2018	$180	$(887)	$125	$(582)

Note 11.  Investment in Affordable Housing Projects

The Company invests in certain qualified affordable housing projects located in the Commonwealth of Virginia.  The general purpose of these investments is to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2035. The Company accounts for the affordable housing investments using the equity method and has recorded $4.4 million and $4.5 million in other assets at March 31, 2019 and December 31, 2018, respectively, and $1.1 million and $1.2 million in other liabilities related to unfunded capital calls through 2021 at March 31, 2019 and December 31, 2018, respectively. The related federal tax credits, included in income tax expense in the consolidated statements of operations, for the three months ended March 31, 2019 and 2018 were $140,000 and $126,000, respectively.  There were $83,000 and $80,000 in flow-through losses recorded in noninterest income during the three months ended March 31, 2019 and 2018, respectively.

Note 12. Revenue Recognition

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

Noninterest income by major source, for the three months ended March 31, 2019 and 2018, consisted of the following:

	Three Months Ended March 31,
(In thousands)	2019	2018
Noninterest income
Trust and estate fees (1)	$416	$372
Brokerage fees (1)	90	41
Service charges on deposit accounts (1)	383	444
Interchange fee income, net (1)	271	285
Bank-owned life insurance	93	89
Other service charges, commissions and other income (2)	148	91
Gain on sale/call of securities available for sale	79	535
Gain on sale of mortgage loans held for sale, net	-	6
Total noninterest income	$1,480	$1,863

(1)	Income within scope of ASC 606, “Revenue from Contracts with Customers”.
(2)	Income within the scope of ASC 606 of $62,000 and $68,000 for the three months ended March 31, 2019 and 2018, respectively. The remaining balance is outside the scope of ASC 606.

Note 13. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods. There was no cumulative effect adjustment at adoption.  The Company also elected certain practical expedients within the standard and did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases and did not reassess any initial direct costs for existing leases.  Prior to adoption, all of the Company’s leases were classified as operating leases and remain operating leases at adoption. The implementation of the new standard resulted in recognition of a right-of-use asset and offsetting lease liability of $5.6 million for leases existing at the date of adoption.

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease in accordance with this ASU.  The Company has elected the practical expedient provided by this ASU not to allocate consideration in a contract between lease and non-lease components.  The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows.  Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease.  Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term.  Payments for leases with terms longer than twelve months are included in the determination of the lease liability.  Each of the Company’s three leases offer the option to extend the lease term and include a known escalator which is included in the cash flows used to determine the lease liability.

None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.  The contracts in which the Company is lessee are with parties external to the Company and not related parties.

The following tables present information about the Company’s leases at the dates indicated:

(Dollars in thousands)	March 31, 2019
Lease liability	$5,421
Right-of-use asset	$5,447
Weighted average remaining lease term	9.44 years
Weighted average discount rate	3.54%

	Three Months Ended March 31,
(In thousands)	2019	2018
Lease Expense
Operating lease expense	$211	NR*
Short-term lease expense	4	NR*
Total lease expense	$215	$169

Cash paid for amounts included in lease liabilities	$207	NR*

*Not reportable

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

(In thousands)
Undiscounted Cash Flow	March 31, 2019
Nine months ending December 31, 2019	$437
Twelve months ending December 31, 2020	670
Twelve months ending December 31, 2021	682
Twelve months ending December 31, 2022	694
Twelve months ending December 31, 2023	707
Twelve months ending December 31, 2024	646
Thereafter	2,604
Total undiscounted cash flows	$6,440
Less: Discount	(1,019)
Lease liability	$5,421

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Fauquier Bankshares, Inc. (the “Company”), and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” “may,” “will” or similar expressions. Although the Company believes its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these plans, intentions or expectations will be achieved.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the quality or composition of the loan or investment portfolios, the value of the collateral securing loans in the portfolio, demand for loan products, deposit flows, the level of net charge-offs on loans and the adequacy of the allowance for loan losses, competition, demand for financial services in the Company’s market area, the Company’s plans to increase market share, mergers, acquisitions and dispositions, cybersecurity threats or attacks, and tax and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect the Company’s position as of the date of this report.

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (the “Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank.  The Bank has 11 full-service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville, and Centreville Road-Manassas. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

The Bank’s general market area principally includes Fauquier County, Prince William County, and neighboring communities and is located approximately 50 miles southwest of Washington, D.C.

The Bank provides a full range of financial services, including internet banking, mobile banking, commercial, retail, insurance, wealth management and financial planning services.  Retail banking services to individuals and businesses include various types of interest and noninterest-bearing checking accounts, money market and savings accounts, and time deposits.  In addition, the Bank provides secured and unsecured commercial and real estate loans, standby letters of credit, secured and unsecured lines of credit, personal loans, residential mortgages and home equity loans, and automobile and other types of consumer financing.

The Bank operates a Wealth Management Services (“WMS” or “Wealth Management”) division that began with the granting of trust powers to the Bank in 1919. This division provides personalized services including investment management, financial planning, trust, estate settlement, retirement, insurance, and brokerage services.

The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Title Shenandoah, LLC, a title insurance company, which are each owned by a consortium of Virginia community banks.  Fauquier Bank Services, Inc. previously had an equity ownership interest in Infinex Investments, Inc., a full-service broker/dealer, owned by banks and banking associations in various states, whose ownership was sold by Fauquier Bank Services, Inc. in January 2019.

The revenues of the Bank are primarily derived from interest on and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities. The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). Additional revenues are derived from fees for deposit related and WMS related services.

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

ALLOWANCE FOR LOAN LOSSES. The Company establishes the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when it is believed that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the Annual Report Form 10-K for the year ended December 31, 2018, provides additional information related to the allowance for loan losses.

The Company employs an independent outsourced loan review function, which annually substantiates and/or adjusts internally generated risk ratings. This independent review is reported directly to the Company’s Board of Directors’ audit committee, and the results of this review are factored into the calculation of the allowance for loan losses.

OTHER-THAN-TEMPORARY IMPAIRMENT (“OTTI”) FOR SECURITIES. Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no OTTI. If there is a credit loss, OTTI exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). For equity securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. OTTI of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for OTTI based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

Net income was $1.6 million, or $0.43 per diluted share, for the first quarter of 2019, relatively equal to net income for the first quarter of 2018, with an increase in per diluted share from $0.42.

As of March 31, 2019, the Company had total assets of $700.5 million compared with $730.8 million at December 31, 2018.  Loans, net of the allowance for loan losses, were $539.7 million at March 31, 2019, compared with $544.2 million at December 31, 2018.  Deposits were $592.4 million at March 31, 2019, compared with $635.6 million at December 31, 2018.  Assets under WMS management, totaled $412.9 million in market value at March 31, 2019, compared with $325.5 million at December 31, 2018.

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

The Bank’s nonperforming assets totaled $7.8 million or 1.11% of total assets at March 31, 2019, compared with $7.9 million or 1.09% of total assets at December 31, 2018. Nonaccrual loans totaled $2.0 million or 0.36% of total loans at March 31, 2019 relatively unchanged when compared with December 31, 2018.  The allowance for loan losses was $5.3 million or 0.97% of total loans at March 31, 2019 compared with $5.2 million or 0.94% of total loans at December 31, 2018.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

NET INCOME

Net income was $1.6 million, or $0.43 per diluted share, for the quarter ended March 31, 2019, relatively equal to net income for the first quarter of 2018, with an increase in per diluted share from $0.42.  Profitability as measured by return on average assets and return on average equity decreased to 0.96% and 10.83%, respectively, for the first quarter of 2019 from 0.97% and 11.44%, respectively, for the first quarter of 2018.

NET INTEREST INCOME AND EXPENSE

Net interest income increased $415,000 or 7.26% to $6.1 million for the quarter ended March 31, 2019 from $5.7 million for the quarter ended March 31, 2018.  The Company’s net interest margin increased to 3.89% in the first quarter of 2019 from 3.74% in the first quarter of 2018.

Interest income increased $809,000 or 12.70% to $7.2 million for the first quarter of 2019 from $6.4 million for the first quarter of 2018.  This increase was due to higher average balances and yields on earning assets for the three months ended March 31, 2019 compared with the three months ended March 31, 2018.  The yield on earning assets increased 39 basis points from 4.16% during the first quarter of 2018 to 4.55% during the first quarter of 2019.  The changes in earning assets were:

•Average balances for loans increased $41.3 million from $504.1 million for the first quarter of 2018 to $545.4 million for the first quarter of 2019.  As a result of increasing balances, the Company’s loan pricing strategies and the current interest rate environment, the tax equivalent yield increased 26 basis points to 4.89% for the first quarter of 2019, compared with 4.63% for the first quarter of 2018.

•Average balances for securities decreased $1.9 million from $73.7 million for the first quarter of 2018 to $71.7 million for the first quarter of 2019.  The tax equivalent yield increased from 2.65% for the first quarter of 2018 to 2.91% for the first quarter of 2019.  The yield in securities increased due to dividends on the Company’s restricted investments and higher yields on mortgage backed securities.  Management continues to invest, in accordance with the Company’s investment policy, in securities that strengthen the Company’s liquidity position, manage interest rate risk and provide earnings.

•Average balances for deposits in other banks decreased to $24.3 million for the first quarter of 2019 from $44.6 million for the first quarter of 2018.  This decline was the result of lower balances at the Federal Reserve Bank of Richmond (“FRB”) due to lower requirements and to provide funding for higher earnings assets.

Interest expense increased $394,000 or 60.43% from $652,000 for the first quarter of 2018 to $1.0 million for the first quarter of 2019.  These increases were primarily due to increases in volume and average rates paid for interest-bearing deposit accounts and rates paid for FHLB advances.  The average rate on total interest-bearing liabilities increased to 0.84% for the first quarter of 2019 from 0.54% for the first quarter of 2018.

•Average balances for interest-bearing deposits increased $28.3 million from $448.5 million for the first quarter of 2018 to $476.8 million for the first quarter of 2019.  Interest paid on deposits increased from $444,000 for the first quarter of 2018 to $839,000 for the first quarter of 2019.

•Average balances on borrowings decreased from $38.4 million for the first quarter of 2018 to $27.4 million for the first quarter of 2019.  Interest expense on borrowings was $207,000 for the first quarter of 2019, relatively unchanged when compared to the first quarter of 2018.

The following table sets forth information, for the periods indicated, relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities and the average yields and rates paid. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively.

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$543,410	$6,571	4.90%	$500,896	$5,752	4.66%
Nonaccrual (1)	1,983	-	-	3,242	-	-
Total loans	545,393	6,571	4.89%	504,138	5,752	4.63%
Securities
Taxable	58,178	407	2.80%	59,392	370	2.49%
Tax-exempt (2)	13,545	113	3.34%	14,266	119	3.34%
Total securities	71,723	520	2.91%	73,658	489	2.65%
Deposits in other banks	24,320	112	1.87%	44,587	154	1.40%
Federal funds sold	14	-	3.25%	11	-	1.38%
Total earning assets	641,450	7,203	4.55%	622,394	6,395	4.16%
Less: Allowance for loan losses	(5,381)			(5,278)
Total nonearning assets	56,955			49,746
Total Assets	$693,024			$666,862
Liabilities and Shareholders’ Equity
Deposits
Demand	$115,391			$117,486
Interest-bearing
NOW	234,977	$262	0.45%	235,184	$168	0.29%
Money market	68,761	130	0.77%	52,787	38	0.29%
Savings	89,565	84	0.38%	89,254	40	0.18%
Time deposits	83,523	363	1.76%	71,285	198	1.12%
Total interest-bearing deposits	476,826	839	0.71%	448,510	444	0.40%
Federal funds purchased	2,001	14	2.90%	3,778	19	2.04%
FHLB advances	21,291	144	2.75%	30,517	140	1.86%
Junior subordinated debt	4,124	49	4.83%	4,124	49	4.83%
Total interest-bearing liabilities	504,242	1,046	0.84%	486,929	652	0.54%
Other liabilities	12,279			6,211
Shareholders’ equity	61,112			56,236
Total Liabilities & Shareholders’ Equity	$693,024			$666,862
Net interest income (tax-equivalent basis)		$6,157	3.71%		$5,743	3.62%
Less: tax-equivalent adjustment		(24)			(325)
Net interest income		$6,133			$5,418
Interest expense as a percent of average earning assets			0.66%			0.42%
Net interest margin			3.89%			3.74%

(1)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
(2)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.

RATE VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rates (change in rate multiplied by old volume). Changes in rate and volume, which cannot be separately identified, are allocated proportionately between changes in rate and changes in volume.

	Three Months Ended March 31, 2019 Compared to March 31, 2018
(In thousands)	Change	Due to Volume	Due to Rate
Interest Income
Loans
Taxable	$818	$488	$330
Securities
Taxable	38	(8)	46
Tax-exempt (1)	(6)	(6)	-
Deposits in other banks	(42)	(70)	28
Total interest income	808	404	404
Interest Expense
NOW	94	-	94
Money market	92	11	81
Savings	44	-	44
Time deposits	165	34	131
Federal funds purchased	(5)	(9)	4
FHLB advances	4	(42)	46
Total interest expense	394	(6)	400
Net interest income	$414	$410	$4

(3)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $50,000 for the first quarter of 2019 compared with $300,000 for the first quarter of 2018.  Changes to provision expense are based on changes in the portfolio, historical net charge-off history, asset quality indicators, impaired loans and other qualitative factors.

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

NONINTEREST INCOME

Noninterest income decreased $383,000 to $1.5 million for the first quarter of 2019 from $1.9 million for the first quarter of 2018.  The following summarizes noninterest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Noninterest income
Trust and estate fees (1)	$416	$372
Brokerage fees (1)	90	41
Service charges on deposit accounts (1)	383	444
Interchange fee income, net (1)	271	285
Bank-owned life insurance	93	89
Other service charges, commissions and other income (2)	148	91
Gain on sale/call of securities available for sale	79	535
Gain on sale of mortgage loans held for sale, net	-	6
Total noninterest income	$1,480	$1,863

The primary changes in noninterest income were:

•Trust, estate and brokerage fees increased $93,000 for the first quarter of 2019 when compared with the first quarter of 2018.  This change is due to the increase in assets under management from $376.5 million at March 31, 2018 to $412.9 million at March 31, 2019.

•Service charges on deposit accounts decreased $61,000 for the first quarter of 2019 when compared with the first quarter of 2018.  Due to customer behavior, improved economic conditions and increased mobile banking usage, the level of service charges derived from deposit accounts has continued to decline over the past several periods.

•Other service charges, commissions and fees increased $57,000 for the first quarter of 2019 when compared with the first quarter of 2018.  This increase is primarily the result of income received from the sale of an equity ownership in Infinex Investments, Inc. and income received from contract negotiations with a new broker/dealer that is being recognized over the life of the contract.

•Gain on sale/call of securities available for sale decreased $456,000 for the first quarter of 2019 when compared with the first quarter of 2018.  During the first quarter of 2018, a pooled trust preferred security was called which resulted in gains of $535,000.

NONINTEREST EXPENSE

Noninterest expense increased $237,000 to $5.7 million for the first quarter of 2019 from $5.5 million for the first quarter of 2018.  The following summarizes noninterest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Noninterest Expenses
Salaries and benefits	$3,012	$2,968
Occupancy	615	605
Furniture and equipment	283	272
Marketing and business development	186	108
Legal, audit and consulting	249	228
Data processing	354	256
Federal Deposit Insurance Corporation assessment	94	100
Other operating expenses	925	944
Total noninterest expenses	$5,718	$5,481

The primary changes in noninterest expense were:

•Salaries and benefits increased $44,000 for the first quarter of 2019 compared with the first quarter of 2018.  Salary expense decreased $51,000, however this was offset by increased expenses associated with employee benefits, primarily the Company’s 401(k) plan contribution and incentive compensation related to the achievement of performance goals.

•Marketing and business development increased $78,000 for the first quarter of 2019 compared with the first quarter of 2018.  These increases were primarily due to marketing initiatives to attract new business in the Company’s market area.

•Legal, auditing and consulting increased $21,000 for the first quarter of 2019 compared with the first quarter of 2018.  Changes in these expenses were due to higher legal expenses related to amending and restating the Company’s stock incentive plan and higher audit related expenses related to the Company’s audit of internal controls over financial reporting.

•Data processing increased $98,000 for the first quarter of 2019 compared with the first quarter of 2018.  Increases in expenses were due primarily to one-time accrual adjustments in 2018 that lowered these expenses.  Management anticipates the current amount of quarterly expenses are an accurate reflection of normalized expenses in this category.

•Other operating expenses decreased $19,000 for the first quarter of 2019 compared with the first quarter of 2018.  This is the result of improved management of expenses for the period.

INCOME TAXES

Income tax expense was $213,000 and $214,000 for the three months ended March 31, 2019 and 2018, respectively, resulting in an effective tax rate of 11.54% and 11.89%, respectively.  The effective tax rate differed from the statutory federal income tax rate of 21% due to the Bank’s investment in tax-exempt securities, income from Bank-owned life insurance policies, and community development tax credits. The Company’s estimated tax credits were $140,000 and $126,000 for three months ended March 31, 2019 and 2018, respectively.

FINANCIAL CONDITION AT MARCH 31, 2019 AND DECEMBER 31, 2018

Total assets decreased $30.3 million to $700.5 million at March 31, 2019 compared with $730.8 million at December 31, 2018.  Total liabilities decreased $32.4 million to $638.4 million at March 31, 2019 compared with $670.8 million at December 31, 2018.  Total shareholders’ equity increased $2.1 million to $62.1 million at March 31, 2019 compared with $60.0 million at December 31, 2018.

•Cash and cash equivalents decreased $29.1 million primarily due to the decrease in funds held at the FRB because of a reduction in the minimum reserve requirement for the period.

•Securities available for sale decreased $2.1 million due to portfolio repositioning during the period.

•Restricted investments increased $331,000 due to stock position requirements at the FHLB based on borrowing balances.

•Net loans decreased $4.5 million primarily due to early payoffs and loan curtailments in the commercial real estate portfolio and seasonal fluctuations within the loan portfolio as a whole.

•Other assets increased $4.9 million and other liabilities increased $4.8 million primarily due to the Company’s implementation of ASU 2016-02 “Leases” (Topic 842).  This implementation required the Company to recognize right-of-use assets, which are assets that represents the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

•Total deposits decreased $43.2 million, primarily in noninterest-bearing and interest-bearing checking accounts due to a single customer and their related transactions as well as season fluctuations in the Company’s public deposits.

•Total FHLB advances increased $6.0 million due to the decline in total deposits during the period.

•Total shareholders’ equity increased $2.1 million, primarily due to growth in net income.

ASSET QUALITY

Nonperforming assets, which include nonperforming loans and other real estate owned, were $7.8 million at March 31, 2019 compared with $7.9 million at December 31, 2018.  Factors contributing to the changes in nonperforming assets were:

•Nonaccrual loans were $2.0 million at March 31, 2019 and December 31, 2018.  Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction to the loan principal balance.

•Loans 90+ days past due and accruing interest totaled $1.2 million at March 31, 2019 compared with $1.2 million at December 31, 2018, which includes student loans that were 90+ days past due and accruing of $1.1 million and $1.2 million at March 31, 2019 and December 31, 2018, respectively.  Student loans are 98% guaranteed by the U.S. Department of Education.

•Restructured loans that are not on nonaccrual status totaled $3.3 million at March 31, 2019 compared with $3.4 million at December 31, 2018.  There were no loans modified as troubled debt restructures (“TDRs”) during the three months ended March 31, 2019 and 2018.  There were no defaults on TDRs occurring within 12 months of modification during the three months ended March 31, 2019 and 2018.  At March 31, 2019, there were six loans in the portfolio, totaling $3.4 million, that have been identified as TDRs, of which five, totaling $3.4 million were current and performing in accordance with the modified terms.

The allowance for loan losses increased from $5.2 million at December 31, 2018 to $5.3 million at March 31, 2019.

The following table sets forth certain information with respect of the Company’s nonperforming assets:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Nonaccrual loans	$1,969	$1,993
Restructured loans still accruing	3,319	3,361
Loans 90+ days past due and accruing	1,163	1,227
Total nonperforming loans	6,451	6,581
Other real estate owned, net	1,356	1,356
Total nonperforming assets	$7,807	$7,937

Allowance for loan losses	$5,281	$5,176
Allowance for loan losses to total loans	0.97%	0.94%
Nonaccrual loans to total loans	0.36%	0.36%
Allowance for loan losses to nonperforming loans	81.86%	78.65%
Nonperforming loans to total loans	1.18%	1.20%
Nonperforming assets to total assets	1.11%	1.09%

CAPITAL

One of management’s strategic objectives is to continue to increase the Company’s shareholders’ return on equity while maintaining a strong capital base.  The Company and the Bank are subject to various capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial condition and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. In addition to the regulatory risk-based capital, the Bank must maintain a capital conservation buffer of additional total capital and common equity tier 1 capital as required by the Basel III capital framework as adopted by the Federal Reserve and the Federal Deposit Insurance Corporation.  The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019.

Management believes the Bank satisfies all capital adequacy requirements to which it was subject as of March 31, 2019 and December 31, 2018 and is considered “well capitalized” as defined by the regulatory authorities.  The following table provides information on the regulatory capital ratios for the Bank at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Tier 1 Capital:
Common equity	$65,691	$63,410
Unrealized (gain) loss on securities available for sale, net	(73)	848
Unrealized benefit obligation for supplemental retirement plans	(139)	(139)
Total Common equity tier 1 capital	65,479	64,119
Tier 2 Capital:
Allowable allowance for loan losses	5,281	5,176
Total Capital:	$70,760	$69,295
Risk Weighted Assets:	$534,596	$539,180
Regulatory Capital Ratios:
Leverage Ratio	9.45%	9.39%
Common Equity Tier 1 Capital Ratio	12.25%	11.89%
Tier 1 Capital Ratio	12.25%	11.89%
Total Capital Ratio	13.24%	12.85%

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold, and unencumbered securities classified as available for sale.  At March 31, 2019, liquid assets totaled $90.0 million, or 12.8%, of total assets and 14.1% of total liabilities. Securities provide a constant source of liquidity through paydowns and maturities. The Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity and the Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures. Management monitors the liquidity position regularly and attempts to maintain a position, which utilizes available funds most efficiently. As a result, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

CONTRACTUAL OBLIGATIONS

As of March 31, 2019, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the Securities Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the management of Fauquier Bankshares, Inc., including the Chief Executive Officer and the Chief Financial Officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of the end of such period.

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2019, the Company’s Board of Directors authorized the Company to repurchase up to 113,215 shares (3% of common stock outstanding on January 1, 2019) beginning January 17, 2019 and continuing until the next Board reset.  During the three months ended March 31, 2019, 440 shares of common stock were repurchased at an average price of $22.05 per share.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 112,775 shares of the Company’s common stock as of March 31, 2019.

Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual timing, number, and value of shares repurchased under the program will be determined by management.

	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under a plan

January 31, 2019	-	$-	-	113,215
February 28, 2019	440	-	-	112,775
March 31, 2019	-	-	-	112,775
Total	440	$-	-	112,775

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

101

The following materials from the Company’s Form 10-Q Report for the quarterly period ended March 31, 2019, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By: /s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated: May 3, 2019

By: /s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 3, 2019