Form 10-Q
period 2019-06-30
FAUQUIER BANKSHARES, INC.
filed 2019-08-02
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The registrant had 3,784,934 shares of common stock outstanding as of August 2, 2019.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and due from banks	$6,294	$6,834
Interest-bearing deposits in other banks	48,182	60,259
Federal funds sold	14	17
Securities available for sale, at fair value	71,739	71,884
Restricted investments	2,571	2,240
Loans	544,002	549,364
Allowance for loan losses	(5,409)	(5,176)
Loans, net	538,593	544,188
Premises and equipment, net	17,920	18,190
Accrued interest receivable	2,013	1,942
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	13,778	13,595
Other assets	15,068	10,300
Total assets	$717,528	$730,805
Liabilities
Deposits:
Noninterest-bearing checking	$119,145	$123,576
Interest-bearing:
Checking	232,746	269,007
Savings and money market accounts	162,107	160,843
Time deposits	93,258	82,212
Total interest-bearing	488,111	512,062
Total deposits	607,256	635,638
Federal Home Loan Bank advances	29,738	23,780
Junior subordinated debt	4,124	4,124
Other liabilities	12,304	7,256
Total liabilities	653,422	670,798
Shareholders’ Equity
Common stock, par value, $3.13, and additional paid-in capital; authorized 8,000,000 shares; issued and outstanding: 3,784,934 and 3,773,836 shares including 23,634 and 22,569 unvested shares, respectively	15,890	15,742
Retained earnings	47,090	44,803
Accumulated other comprehensive income (loss), net	1,126	(538)
Total shareholders’ equity	64,106	60,007
Total liabilities and shareholders’ equity	$717,528	$730,805

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Interest Income
Interest and fees on loans	$6,573	$5,950	$13,144	$11,703
Interest and dividends on securities:
Taxable interest income	365	356	734	705
Tax-exempt interest	85	95	174	189
Dividends	32	33	70	53
Interest on deposits in other banks	224	106	336	260
Total interest income	7,279	6,540	14,458	12,910
Interest Expense
Interest on deposits	957	553	1,796	997
Interest on federal funds purchased	-	5	14	24
Interest on Federal Home Loan Bank advances	188	79	332	219
Interest on Junior subordinated debt	50	49	99	98
Total interest expense	1,195	686	2,241	1,338
Net interest income	6,084	5,854	12,217	11,572
Provision for loan losses	205	12	255	312
Net interest income after provision for loan losses	5,879	5,842	11,962	11,260
Noninterest Income
Trust and estate fees	427	403	843	775
Brokerage fees	128	47	218	88
Service charges on deposit accounts	378	404	761	848
Interchange fee income, net	313	327	584	612
Bank-owned life insurance	90	91	183	180
Other service charges, commissions and other income	58	31	206	122
Gain on sale/call of securities available for sale	-	303	79	838
Gain on sale of mortgage loans held for sale, net	6	18	6	24
Total noninterest income	1,400	1,624	2,880	3,487
Noninterest Expenses
Salaries and benefits	2,923	2,970	5,935	5,938
Occupancy	604	567	1,219	1,172
Furniture and equipment	275	245	558	517
Marketing and business development	171	170	357	278
Legal, audit and consulting	282	272	531	500
Data processing	325	346	679	602
Federal Deposit Insurance Corporation assessment	93	93	187	193
Other operating expenses	836	911	1,761	1,855
Total noninterest expenses	5,509	5,574	11,227	11,055
Income before income taxes	1,770	1,892	3,615	3,692
Income tax expense	206	233	419	447
Net Income	$1,564	$1,659	$3,196	$3,245
Earnings per share, basic	$0.41	$0.44	$0.84	$0.86
Earnings per share, diluted	$0.41	$0.44	$0.84	$0.86
Dividends per share	$0.12	$0.12	$0.24	$0.24

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$1,564	$1,659	$3,196	$3,245
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale, net of tax, $(257), $3, $(519) and $118, respectively	970	(20)	1,954	(457)
Reclassification adjustment for gains on securities available for sale, net of tax, $0, $64, $17 and $176, respectively	-	(239)	(62)	(662)
Change in fair value of interest rate swap, net of tax, $37, $(12), $61 and $(50), respectively	(136)	46	(228)	189
Total other comprehensive income (loss), net of tax, $(220), $55, $(441) and $244, respectively	834	(213)	1,664	(930)
Total comprehensive income	$2,398	$1,446	$4,860	$2,315

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2018	$15,634	$41,614	$(582)	$56,666
Net income	-	1,659	-	1,659
Other comprehensive income, net of tax, $55	-	-	(213)	(213)
Cash dividends ($0.12 per share)	-	(453)	-	(453)
Amortization of unearned compensation, restricted stock awards	34	-	-	34
Issuance of common stock - vested shares (233 shares)	5	-	-	5
Balance, June 30, 2018	$15,673	$42,820	$(795)	$57,698

Balance, March 31, 2019	$15,861	$45,980	$292	$62,133
Net income	-	1,564	-	1,564
Other comprehensive income, net of tax, $(220)	-	-	834	834
Cash dividends ($0.12 per share)	-	(454)	-	(454)
Amortization of unearned compensation, restricted stock awards	40	-	-	40
Repurchase of common stock (520 shares)	(11)	-	-	(11)
Balance, June 30, 2019	$15,890	$47,090	$1,126	$64,106

 Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$15,526	$40,491	$125	$56,142
Net income	-	3,245	-	3,245
Other comprehensive loss, net of tax effect, $244	-	-	(930)	(930)
Cash dividends ($0.24 per share)	-	(906)	-	(906)
Reclassification of net unrealized gains on equity securities from Accumulated other comprehensive income (loss)	-	(10)	10	-
Amortization of unearned compensation, restricted stock awards	65	-	-	65
Issuance of common stock - unvested shares (7,333 shares)	-	-	-	-
Issuance of common stock - vested shares (4,194 shares)	90	-	-	90
Repurchase of common stock (368 shares)	(8)	-	-	(8)
Balance, June 30, 2018	$15,673	$42,820	$(795)	$57,698

Balance, December 31, 2018	$15,742	$44,803	$(538)	$60,007
Net income	-	3,196	-	3,196
Other comprehensive income, net of tax, $(441)	-	-	1,664	1,664
Cash dividends ($0.24 per share)	-	(909)	-	(909)
Amortization of unearned compensation, restricted stock awards	74	-	-	74
Issuance of common stock - unvested shares (5,884 shares)	-	-	-	-
Issuance of common stock - vested shares (4,149 shares)	95	-	-	95
Repurchase of common stock (960 shares)	(21)	-	-	(21)
Balance, June 30, 2019	$15,890	$47,090	$1,126	$64,106

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$3,196	$3,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	644	627
Provision for loan losses	255	312
Gain on interest rate swaps	-	(2)
Gain on sales/calls of securities available for sale	(79)	(838)
Amortization of security premiums, net	206	187
Amortization of unearned compensation, net of forfeiture	134	105
Issuance of vested restricted stock	95	90
Bank-owned life insurance income	(183)	(180)
Originations of mortgage loans held for sale	(260)	(1,132)
Proceeds from mortgage loans held for sale	266	811
Gain on mortgage loans held for sale	(6)	(24)
Changes in assets and liabilities:
Increase in other assets	(5,650)	(1,346)
Increase (decrease) in other liabilities	4,925	(370)
Net cash provided by operating activities	3,543	1,485
Cash Flows from Investing Activities
Proceeds from sales, maturities, calls and principal payments of securities available for sale	18,014	7,376
Purchase of securities available for sale	(15,601)	(9,441)
Purchase of premises and equipment	(374)	(530)
Purchase of restricted investments, net	(331)	(15)
Loan originations, net	5,483	(8,347)
Net cash provided by (used in) investing activities	7,191	(10,957)
Cash Flows from Financing Activities
Decrease in noninterest-bearing checking, interest-bearing checking, savings and money market accounts	(39,428)	(2,591)
Increase (decrease) in time deposits	11,046	(1,597)
Increase in Federal Home Loan Bank advances	5,958	2,138
Increase in federal funds purchased	-	7,820
Cash dividends paid on common stock	(909)	(906)
Repurchase of common stock	(21)	(8)
Net cash provided by (used in) financing activities	(23,354)	4,856
Decrease in cash and cash equivalents	(12,620)	(4,616)
Cash and Cash Equivalents
Beginning	67,110	29,300
Ending	$54,490	$24,684
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,037	$1,331
Income taxes	$420	$-
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax	$1,892	$(1,119)
Unrealized gain (loss) on interest rate swap, net of tax	$(228)	$189

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (the “Company”) and its wholly-owned subsidiary, The Fauquier Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).    The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results expected for the full year or any other interim period.

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation. No reclassifications were significant and there was no effect on net income.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Based on FASB’s July 17, 2019 meeting, an exposure draft is expected that, once finalized, could change implementation dates for many companies.  The Company has established a working group to prepare for and implement changes related to Topic 326 and has gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard.  The Company has engaged a vendor to assist in modeling expected lifetime losses under Topic 326, and expects to develop and refine an approach to estimating the allowance for credit losses during 2019. The adoption of Topic 326 will result in significant changes to the Company’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in shareholders’ equity and regulatory capital, differences in the timing of recognizing changes to the allowance for credit losses and expanded disclosures about the allowance for credit losses. The adoption of the standard will also result in significant changes in the Company’s internal control over financial reporting related to the allowance for credit losses.  The Company has not yet determined an estimate of the effect of these changes.

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

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”  This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group meetings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.”  The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326.  The fair value option election does not apply to held-to-maturity debt securities.  An entity that elects the fair value option will subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The amendments will be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet.  Early adoption is permitted.  The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

Note 2.  Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	June 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$57,300	$781	$(83)	$57,998
Obligations of states and political subdivisions	13,117	635	(11)	13,741
	$70,417	$1,416	$(94)	$71,739

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$57,673	$26	$(1,290)	$56,409
Obligations of states and political subdivisions	14,605	93	(118)	14,580
Corporate bonds	680	215	-	895
	$72,958	$334	$(1,408)	$71,884

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2019
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$9	$9
Due after one year through five years	9,246	9,323
Due after five years through ten years	15,339	15,569
Due after ten years	45,823	46,838
	$70,417	$71,739

During the six months ended June 30, 2019, securities sold were $13.9 million, proceeds from maturities and principal repayments were $4.1 million and securities purchased were $15.6 million. During the six months ended June 30, 2018, no securities were sold, proceeds from calls and principal repayments were $7.4 million and securities purchased were $9.4 million.  There were no impairment losses on securities during the three and six months ended June 30, 2019 and 2018, respectively.

The following table shows the Company’s securities with gross unrealized losses, by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$-	$-	$9,712	$(83)	$9,712	$(83)
Obligations of states and political subdivisions	424	(3)	302	(8)	726	(11)
Total temporary impaired securities	$424	$(3)	$10,014	$(91)	$10,438	$(94)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$14,901	$(104)	$37,186	$(1,186)	$52,087	$(1,290)
Obligations of states and political subdivisions	3,179	(31)	4,086	(87)	7,265	(118)
Total temporary impaired securities	$18,080	$(135)	$41,272	$(1,273)	$59,352	$(1,408)

At June 30, 2019, there were approximately 17 securities that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.  Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019 and no other-than-temporary impairment has been recognized.

At June 30, 2019, the Company sold its one remaining corporate bond with a cost basis of $680,000, net of other-than-temporary impairment, resulting in a gain of $250,000.

The following roll forward reflects the amount related to credit losses recognized in earnings:

(In thousands)
Beginning balance as of December 31, 2018	$320
Changes in cash flows expected to be collected that are recognized over the remaining life of the security	-
Reduction for security sold during the period	(320)
Ending balance as of June 30, 2019	$-

The carrying value of securities pledged to secure deposits and for other purposes was $16.7 million and $16.5 million at June 30, 2019 and December 31, 2018, respectively.

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

The following tables present the total allowance for loan losses by portfolio segment for the periods presented.

	June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Charge-offs	(74)	-	-	(23)	(10)	-	-	-	(107)
Recoveries	1	75	-	9	-	-	-	-	85
Provision (recovery)	162	(34)	15	10	9	137	(44)	-	255
Ending balance, June 30, 2019	$572	$1,779	$650	$141	$67	$1,448	$402	$350	$5,409
Ending balances individually evaluated for impairment	$158	$139	$-	$-	$-	$-	$86	$-	$383
Ending balances collectively evaluated for impairment	$414	$1,640	$650	$141	$67	$1,448	$316	$350	$5,026
Loans
Individually evaluated for impairment	$575	$2,895	$726	$-	$-	$690	$751		$5,637
Collectively evaluated for impairment	28,530	178,182	64,608	5,372	8,583	213,385	39,705		538,365
Ending balance, June 30, 2019	$29,105	$181,077	$65,334	$5,372	$8,583	$214,075	$40,456		$544,002

	June 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(88)	-	(312)	(10)	(15)	-	(80)	-	(505)
Recoveries	14	10	-	4	-	48	1	-	77
Provision (recovery)	(15)	217	(115)	10	21	77	117	-	312
Ending balance, June 30, 2018	$429	$1,836	$452	$109	$78	$1,299	$425	$350	$4,978

	December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(106)	(47)	(312)	(14)	(24)	(200)	(80)	-	(783)
Recoveries	35	70	-	4	-	248	1	-	358
Provision	36	106	68	50	20	89	138	-	507
Ending balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Ending balances individually evaluated for impairment	$176	$159	$-	$-	$-	$-	$68	$-	$403
Ending balances collectively evaluated for impairment	$307	$1,579	$635	$145	$68	$1,311	$378	$350	$4,773
Loans
Individually evaluated for impairment	$522	$3,191	$2,679	$-	$-	$707	$567		$7,666
Collectively evaluated for impairment	26,199	184,606	68,730	5,562	9,158	205,238	42,205		541,698
Ending balance, December 31, 2018	$26,721	$187,797	$71,409	$5,562	$9,158	$205,945	$42,772		$549,364

Loans by credit quality indicators were as follows at the dates presented:

	June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$26,643	$172,074	$61,774	$5,372	$8,583	$206,686	$37,697	$518,829
Special mention	1,568	4,546	2,653	-	-	1,157	82	10,006
Substandard	894	4,457	907	-	-	6,232	2,677	15,167
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$29,105	$181,077	$65,334	$5,372	$8,583	$214,075	$40,456	$544,002

	December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$24,285	$178,525	$67,767	$5,559	$9,158	$198,566	$39,145	$523,005
Special mention	1,540	4,643	2,282	3	-	1,496	424	10,388
Substandard	896	4,629	1,360	-	-	5,883	3,203	15,971
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$26,721	$187,797	$71,409	$5,562	$9,158	$205,945	$42,772	$549,364

The past due status of loans at the dates presented were:

	June 30, 2019
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$66	$188	$-	$254	$28,851	$29,105	$-	$231
Commercial real estate	-	-	989	989	180,088	181,077	-	989
Construction and land	78	-	-	78	65,256	65,334	-	-
Consumer	5	-	-	5	5,367	5,372	-	-
Student	556	242	484	1,282	7,301	8,583	484	-
Residential real estate	227	109	146	482	213,593	214,075	-	306
Home equity lines of credit	226	-	752	978	39,478	40,456	-	752
Total	$1,158	$539	$2,371	$4,068	$539,934	$544,002	$484	$2,278

	December 31, 2018
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$365	$-	$77	$442	$26,279	$26,721	$-	$135
Commercial real estate	372	-	974	1,346	186,451	187,797	-	974
Construction and land	1,419	-	-	1,419	69,990	71,409	-	-
Consumer	7	18	-	25	5,537	5,562	-	-
Student	747	238	1,227	2,212	6,946	9,158	1,227	-
Residential real estate	278	131	-	409	205,536	205,945	-	317
Home equity lines of credit	403	-	567	970	41,802	42,772	-	567
Total	$3,591	$387	$2,845	$6,823	$542,541	$549,364	$1,227	$1,993

The following table presents information related to impaired loans, by portfolio segment, at the dates presented.

	June 30, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$43	$50	$-	$53	$-
Commercial real estate	1,081	1,081	-	1,230	35
Construction and land	726	726	-	740	17
Residential real estate	690	720	-	699	8
Home equity lines of credit	200	200	-	200	3
With an allowance recorded:
Commercial and industrial	$532	$532	$158	$557	$15
Commercial real estate	1,814	1,828	139	1,813	19
Home equity lines of credit	551	600	86	559	-
Total:
Commercial and industrial	$575	$582	$158	$610	$15
Commercial real estate	2,895	2,909	139	3,043	54
Construction and land	726	726	-	740	17
Residential real estate	690	720	-	699	8
Home equity lines of credit	751	800	86	759	3
Total	$5,637	$5,737	$383	$5,851	$97

	December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$61	$66	$-	$84	$2
Commercial real estate	1,378	1,378	-	1,413	74
Construction and land	2,679	2,679	-	3,289	145
Residential real estate	707	727	-	720	18

With an allowance recorded:
Commercial and industrial	$461	$493	$176	$587	$21
Commercial real estate	1,813	1,827	159	1,998	39
Home equity lines of credit	567	600	68	578	-

Total:
Commercial and industrial	$522	$559	$176	$671	$23
Commercial real estate	3,191	3,205	159	3,411	113
Construction and land	2,679	2,679	-	3,289	145
Residential real estate	707	727	-	720	18
Home equity lines of credit	567	600	68	578	-
Total	$7,666	$7,770	$403	$8,669	$299

There were no loans modified as trouble debt restructures (“TDRs”) for the three and six months ended June 30, 2019 and 2018. At June 30, 2019, there were four loans in the portfolio, totaling $2.9 million, that have been identified as TDRs, which were current and performing in accordance with the modified terms.  At December 31, 2018, there were six loans in the portfolio, totaling $3.4 million, that have been identified as TDRs, of which five were current and performing in accordance with the modified terms.  There were no defaults on TDRs occurring within 12 months of modification during the three and six months ended June 30, 2019 and 2018.

At June 30, 2019 and 2018, the Company had no foreclosed residential real estate property in its possession or in the process of foreclosure.

Note 4.  Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust, Fauquier Statutory Trust II (“Trust II”), privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, Trust II used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at June 30, 2019 and December 31, 2018 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time.  The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (i) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) probability exists that the forecasted transaction will no longer occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value, recognizing changes in fair value in current period income in the consolidated statements of operations.  There was no cash flow hedge ineffectiveness identified for the three and six months ended June 30, 2019 and 2018.

Interest differentials paid or received under the swap agreements are reflected as adjustments to net interest income.  These interest rate swap agreements include both cash flow and fair value hedge derivative instruments that qualify for hedge accounting. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Junior Subordinated Debt due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to the three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company’s Junior Subordinated Debt and pays interest monthly at the fixed rate of 4.91%. Interest expense on the interest rate swap was $43,000 and $39,000 for the three months ended June 30, 2019 and 2018, respectively, and $88,000 and $73,000 for the six months ended June 30, 2019 and 2018, respectively.  In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Junior Subordinated Debt to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap for the three and six months ended June 30, 2019 and 2018, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. Interest income on these swaps was $9,100 and $300 for the three months ended June 30, 2019 and 2018, respectively.  Interest income was $18,000 for the six months ended June 30, 2019 and interest expense was $4,000 for the six months ended June 30, 2018.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $480,000 and $430,000 at June 30, 2019 and December 31, 2018, respectively.  Collateral is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the consolidated financial statements as of June 30, 2019 and December 31, 2018 are as follows:

(In thousands)	June 30, 2019
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(62)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	(10)	Other Liabilities	6/15/2031
Interest rate swap - fair value	1,170	(16)	Other Liabilities	4/9/2025
Interest rate swap - fair value	4,281	(19)	Other Liabilities	2/12/2022

(In thousands)	December 31, 2018
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(38)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	255	Other Assets	6/15/2031
Interest rate swap - fair value	1,186	34	Other Assets	4/9/2025
Interest rate swap - fair value	4,347	78	Other Assets	2/12/2022

Note 6.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,784,934	$0.41	3,773,739	$0.44	3,781,931	$0.84	3,770,983	$0.86
Effect of dilutive stock awards	9,032		10,833		9,524		9,875
Diluted earnings per share	3,793,966	$0.41	3,784,572	$0.44	3,791,455	$0.84	3,780,858	$0.86

Unvested restricted shares have voting rights and receive nonforfeitable dividends during the vesting period; therefore, they are included in calculating basic earnings per share. The portion of unvested performance based stock awards that are expected to vest, but have not yet been awarded, are included in the calculation of diluted earnings per share.

Note 7.  Share-based Compensation

Stock Incentive Plan

On May 21, 2019, the shareholders of the Company approved the Fauquier Bankshares, Inc. Amended and Restated Stock Incentive Plan (the “Plan”).  Under the Plan, awards of options, restricted stock, and other stock-based awards may be granted to employees, directors or consultants of the Company or any affiliate.  The effective date of the Plan is May 21, 2019 with a termination date of May 21, 2029. The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.

Restricted Shares

Restricted shares are accounted for using the fair market value of the Company’s common stock on the date on which these shares were awarded. Restricted shares are issued to certain executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third anniversary of the date the shares were awarded. Compensation expense for these shares is recognized over the three-year period. The restricted shares issued to nonemployee directors are not subject to a vesting period and compensation expense is recognized on the date the shares are granted.  Compensation expense for restricted shares was $40,000 and $39,000, net of forfeitures, for the three months ended June 30, 2019 and 2018, respectively, and $169,000 and $155,000 for the six months ended June 30, 2019 and 2018, respectively.  For the six months ended June 30, 2019 and 2018 , there was $241,000 and $265,000, respectively, of total unrecognized compensation expense related to restricted shares.  This expense is expected to be recognized through 2022.

A summary of the status of the Company’s unvested restricted shares granted under the Plan is presented below:

	June 30, 2019		June 30, 2018
	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Unvested shares, beginning	22,569	$17.98	18,062	$16.44
Granted	12,058	21.69	11,527	21.47
Vested	(10,033)	21.63	(6,652)	21.47
Forfeited or surrendered	(960)	21.27	(368)	21.47
Unvested shares, ending	23,634	$20.10	22,569	$17.98

Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units to certain executive officers.  Performance-based restricted stock units are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted as the market value of the stock changes.  Performance-based restricted stock units issued to executive officers are subject to a vesting period, whereby the restrictions on the rights lapse on the third anniversary of the date the rights were awarded. Until vesting, the rights are not issued and are not included in shares outstanding. Vesting is contingent upon the Company reaching predetermined performance goals as compared with a predetermined peer group of banks. Compensation expense for performance-based restricted stock units was $28,000 and $21,000 for the three months ended June 30, 2019 and 2018, respectively, and $54,000 and $40,000 for the six months ended June 30, 2019 and 2018, respectively. For the  six months ended June 30, 2019 and 2018, there was $188,000 and $200,000 of unrecognized compensation expense, respectively, related to these performance-based restricted stock units.  This expense is expected to be recognized through 2022 and is dependent upon management reaching the predetermined goals.

A summary of the status of the Company’s unvested performance-based restricted stock units is presented below:

	June 30, 2019		June 30, 2018
	Performance-based Restricted Stock Units	Weighted Average Fair Value Per Share	Performance-based Restricted Stock Units	Weighted Average Fair Value Per Share
Unvested shares, beginning	22,103	$17.90	18,062	$16.44
Granted	7,909	21.69	6,867	21.47
Vested	-	-	-	-
Forfeited	-	-	(2,826)	21.47
Unvested shares, ending	30,012	$18.98	22,103	$17.90

Note 8.  Employee Benefit Plans

The Company has supplemental executive retirement plans (“SERP”) for certain executives in which the contributions are solely funded by the Company.  Benefits are to be paid in monthly installments following retirement or death. The SERP liability was $2.8 million and $2.7 million at June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and 2018, SERP expenses were $75,000 and $73,000, respectively, and were $148,000 and $146,000 for the six months ended June 30, 2019 and 2018, respectively.

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 (“Code”) Section 401(k) covering all employees who are at least 18 years of age and worked more than 20 hours per week. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred, for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) plan expenses were $181,000 for the three months ended June 30, 2019 and 2018 and were $411,000 and $353,000 for the six months ended June 30, 2019 and 2018, respectively.

The Company maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan”). This plan provides that any nonemployee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will change based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash-in-lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. There were no directors participating in the Deferred Compensation Plan during the three and six months ended June 30, 2019 and 2018.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense for the three months ended June 30, 2019 and 2018 was $21,000 and $14,000, respectively, and $37,000 and $27,000 for the six months ended June 30, 2019 and 2018, respectively.  Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  Income on these life insurance policies was $7,300 and $7,200 for the three months ended June 30, 2019 and 2018, respectively, and $14,000 for the six months ended June 30, 2019 and 2018.  The Company has recorded on its consolidated balance sheets $1.4 million in cash surrender value of these policies at June 30, 2019 and December 31, 2018 and accrued liabilities of $125,000 and $103,000 at June 30, 2019 and December 31, 2018, respectively.

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

Securities available for sale:  Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity, then the security would fall to the lowest level of the hierarchy (Level 3). The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for the valuation of its securities. The vendor’s primary source for security valuation is Interactive Data Corporation (“IDC”).  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by levels within the valuation hierarchy:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at June 30, 2019:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$57,998	$-	$57,998	$-
Obligations of states and political subdivisions	13,741	-	13,741	-
Total available for sale securities	71,739	-	71,739	-
Mutual funds	397	397	-	-
Total assets at fair value	$72,136	$397	$71,739	$-
Liabilities at June 30, 2019:
Interest rate swaps	$107	$-	$107	$-
Total liabilities at fair value	$107	$-	$107	$-

Assets at December 31, 2018:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$56,409	$-	$56,409	$-
Obligations of states and political subdivisions	14,580	-	14,580	-
Corporate bonds	895	-	895	-
Total available for sale securities	71,884	-	71,884	-
Mutual funds	382	382	-	-
Interest rate swaps	367	-	367	-
Total assets at fair value	$72,633	$382	$72,251	$-
Liabilities at December 31, 2018:
Interest rate swaps	$38	$-	$38	$-
Total liabilities at fair value	$38	$-	$38	$-

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Mortgage Loans Held for Sale:   Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during the three and six months ended June 30, 2019. Net gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of operations.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018.

	June 30, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$2,514	$-	$-	$2,514
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$2,438	$-	$-	$2,438
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 fair value measurements at June 30, 2019 and December 31, 2018.

	June 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$2,514	Appraised values	Age of appraisal, current market conditions, experience within local market	87%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	17%
Total	$3,870

	December 31, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$2,438	Appraised values	Age of appraisal, current market conditions, experience within local market	86%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$3,794

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

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2019
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$54,490	$54,490	$-	$-	$54,490
Securities available for sale	71,739	-	71,739	-	71,739
Restricted investments	2,571	-	2,571	-	2,571
Loans, net	538,593	-	-	535,881	535,881
Accrued interest receivable	2,013	-	2,013	-	2,013
Mutual funds	397	397	-	-	397
Bank-owned life insurance	13,778	-	13,778	-	13,778
Total financial assets	$683,581	$54,887	$90,101	$535,881	$680,869

Liabilities
Deposits	$607,256	$-	$607,456	$-	$607,456
FHLB advances	29,738	-	30,030	-	30,030
Junior subordinated debt	4,124	-	4,632	-	4,632
Accrued interest payable	504	-	504	-	504
Interest rate swaps	107	-	107	-	107
Total financial liabilities	$641,729	$-	$642,729	$-	$642,729

	December 31, 2018
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$67,110	$67,110	$-	$-	$67,110
Securities available for sale	71,884	-	71,884	-	71,884
Restricted investments	2,240	-	2,240	-	2,240
Loans, net	544,188	-	-	537,072	537,072
Accrued interest receivable	1,942	-	1,942	-	1,942
Mutual funds	382	382	-	-	382
Interest rate swaps	367	-	367	-	367
Bank-owned life insurance	13,595	-	13,595	-	13,595
Total financial assets	$701,708	$67,492	$90,028	$537,072	$694,592

Liabilities
Deposits	$635,638	$-	$634,917	$-	$634,917
FHLB advances	23,780	-	23,633	-	23,633
Junior subordinated debt	4,124	-	4,414	-	4,414
Accrued interest payable	300	-	300	-	300
Interest rate swaps	38	-	38	-	38
Total financial liabilities	$663,880	$-	$663,302	$-	$663,302

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2019 and 2018 were:

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance, December 31, 2018	$172	$(850)	$140	$(538)
Other comprehensive income (loss) before reclassifications	(228)	1,892	-	1,664
Balance, June 30, 2019	$(56)	$1,042	$140	$1,126

Balance, December 31, 2017	$37	$(37)	$125	$125
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive income (loss)	-	(10)	-	$(10)
Other comprehensive income (loss) before reclassifications	189	(1,099)	-	(910)
Balance, June 30, 2018	$226	$(1,146)	$125	$(795)

Note 11.  Investment in Affordable Housing Projects

The Company invests in certain qualified affordable housing projects located in the Commonwealth of Virginia.   The general purpose of these investments is to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2035. The Company accounts for the affordable housing investments using the equity method and has recorded $4.4 million and $4.5 million in other assets at June 30, 2019 and December 31, 2018, respectively, and $1.0 million and $1.2 million in other liabilities related to unfunded capital calls through 2021 at June 30, 2019 and December 31, 2018, respectively. The related federal tax credits, included in income tax expense in the consolidated statements of operations, for the six months ended June 30, 2019 and 2018 were $276,000 and $252,000, respectively.  There were $60,000 and $63,000 in flow-through losses recorded in noninterest income during the three months ended June 30, 2019 and 2018, respectively, and $143,000 for the six months ended June 30, 2019 and 2018.

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

Noninterest income by major source, for the three and six months ended June 30, 2019 and 2018, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Noninterest income
Trust and estate fees(1)	$427	$403	$843	$775
Brokerage fees(1)	128	47	218	88
Service charges on deposit accounts(1)	378	404	761	848
Interchange fee income, net(1)	313	327	584	612
Bank-owned life insurance	90	91	183	180
Other service charges, commissions and other income(2)	58	31	206	122
Gain on sale/call of securities available for sale	-	303	79	838
Gain on sale of mortgage loans held for sale, net	6	18	6	24
Total noninterest income	$1,400	$1,624	$2,880	$3,487

(1)	Income within scope of ASC 606, “Revenue from Contracts with Customers”.
(2)

Income within the scope of ASC 606 of $70,000 for each of the three months ended June 30, 2019 and 2018 and $132,000 and $138,000 for the six months ended June 30, 2019 and 2018, respectively.  The remaining balance is outside the scope of ASC 606.

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

The following tables present information about the Company’s leases at the dates indicated:

(Dollars in thousands)	June 30, 2019
Lease liability	$5,307
Right-of-use asset	$5,314
Weighted average remaining lease term	9.21 years
Weighted average discount rate	3.54%

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Lease Expense
Operating lease expense	$199	NR*	$410	NR*
Short-term lease expense	3	NR*	6	NR*
Total lease expense	$202	$171	$416	$339

Cash paid for amounts included in lease liabilities	$161	NR*	$368	NR*

*Not reportable

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

(In thousands)
Undiscounted Cash Flow	June 30, 2019
Six months ending December 31, 2019	$276
Twelve months ending December 31, 2020	670
Twelve months ending December 31, 2021	682
Twelve months ending December 31, 2022	694
Twelve months ending December 31, 2023	707
Twelve months ending December 31, 2024	646
Thereafter	2,603
Total undiscounted cash flows	$6,278
Less: Discount	(971)
Lease liability	$5,307

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

The Bank’s operations are influenced by general economic conditions and by related monetary and fiscal policies of regulatory agencies, including the Federal Reserve. As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits, its primary source of lendable funds, and in the origination of loans.

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

The Company strives to be a top performing community bank by providing financial services in its market including consistent quality customer service, premier technological support, value-added products, a strong commitment to the community and enhanced shareholder value.

Net income was $1.6 million, or $0.41 per diluted share, for the second quarter of 2019, relatively equal to net income for the second quarter of 2018, with a decrease in per diluted share from $0.44.   Net income was $3.2 million, or $0.84 per diluted share, for the six months ended June 30, 2019, relatively equal to net income for the six months ended June 30, 2018, with a decrease in per diluted share from $0.86.

For the second quarter of 2019 return on average equity (“ROE”) and return on average assets (“ROA”) were 9.94% and 0.89%, respectively, compared with 11.66% and 1.02% for the second quarter of 2018, respectively.  ROE was 10.38% and 11.55% for the six months ended June 30, 2019 and 2018, respectively, and ROA was 0.92% and 0.99% for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had total assets of $717.5 million compared with $730.8 million at December 31, 2018.  Net loans were $538.6 million at June 30, 2019, compared with $544.2 million at December 31, 2018.  Deposits were $607.3 million at June 30, 2019, compared with $635.6 million at December 31, 2018.  Assets under WMS management were $446.2 million in market value at June 30, 2019, compared with $325.5 million at December 31, 2018.

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

The Bank’s nonperforming assets were $7.1 million or 0.99% of total assets at June 30, 2019, compared with $7.9 million or 1.09% of total assets at December 31, 2018. Nonaccrual loans were $2.3 million or 0.42% of total loans at June 30, 2019 compared with $2.0 million or 0.36% of total loans at December 31, 2018.  The allowance for loan losses was $5.4 million or 0.99% of total loans at June 30, 2019 compared with $5.2 million or 0.94% of total loans at December 31, 2018.

OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

NET INTEREST INCOME AND EXPENSE

Net interest income increased $230,000 or 3.93% to $6.1 million for the second quarter of 2019 from $5.9 million for the second quarter of 2018.  The Company’s net interest margin decreased to 3.73% in the second quarter of 2019 from 3.88% in the second quarter of 2018.  Net interest income increased $645,000 or 5.57% to $12.2 million for the six months ended June 30, 2019 from $11.6 million for the six months ended June 30, 2018.  The Company’s net interest margin remained relatively unchanged at 3.81% for the six months ended June 30, 2019 compared with six months ended June 30, 2018.

Interest income increased $739,000 or 11.30% to $7.3 million for the second quarter of 2019 from $6.5 million for the second quarter of 2018.  Interest income increased $1.5 million or 11.99% to $14.5 million for the six months ended June 30, 2019 from $12.9 million for the six months ended June 30, 2018.  This increase was due to higher average balances and yields on earning assets for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018.  The yield on earning assets increased 13 basis points from 4.33% during the second quarter of 2018 to 4.46% during the second quarter of 2019.  The yield on earning assets increased 25 basis points from 4.25% during the six months ended June 30, 2018 compared with 4.50% during the six months ended June 30, 2019.  The changes in earning assets were:

•

Average balances for loans increased $38.3 million from $506.8 million for the second quarter of 2018 to $545.2 million for the second quarter of 2019.  Average balances for loans increased $39.8 million from $505.5 million for the six months ended June 30, 2018 to $545.3 million for the six months ended June 30, 2019.  As a result of increasing balances, the Company’s loan pricing strategies and the current interest rate environment, the tax equivalent yield increased 13 basis points to 4.84% for the second quarter of 2019, compared with 4.71% for the second quarter of 2018 and increased 19 basis points to 4.86% for the six months ended June 30, 2019, compared with 4.67% for the six months ended June 30, 2018.

•

Average balances for securities decreased $590,000 from $73.9 million for the second quarter of 2018 to $73.3 million for the second quarter of 2019.  Average balances for securities decreased $1.3 million from $73.8 million for the six months ended June 30, 2018 to $72.5 million for the six months ended June 30, 2019.  The tax equivalent yield remained relatively unchanged for the second quarter of 2019 compared with the second quarter of 2018.  The tax equivalent yield increased 12 basis points to 2.83% for the six months ended June 30, 2019 compared with 2.71% for the six months ended June 30, 2018.  The yield on securities increased for the six month period due to dividends on the Company’s restricted investments and higher yields on mortgage backed securities.  Management continues to invest, in accordance with the Company’s investment policy, in securities that strengthen the Company’s liquidity position, manage interest rate risk and provide earnings.

•

Average balances for deposits in other banks increased to $38.4 million for the second quarter of 2019 from $26.7 million for the second quarter of 2018.  Average balances for deposits in other banks decreased to $31.4 million for the six months ended June 30, 2019 from $35.6 million for the six months ended June 30, 2018.  These changes are primarily due to changes in retail deposit balances.

Interest expense increased $509,000 or 74.20% from $686,000 for the second quarter of 2018 to $1.2 million for the second quarter of 2019.  Interest expense increased $903,000 or 67.49% from $1.3 million for the six months ended June 30, 2018 to $2.2 million for the six months ended June 30, 2019.  These increases were primarily due to increases in volume and average rates paid for interest-bearing deposit accounts and rates paid for FHLB advances.  The average rate on total interest-bearing liabilities increased to 0.93% for the second quarter of 2019 from 0.58% for the second quarter of 2018 and increased to 0.89% for the six months ended June 30, 2019 from 0.56% for the six months ended June 30, 2018.

•

Average balances for interest-bearing deposits increased $26.2 million from $453.2 million for the second quarter of 2018 to $479.4 million for the second quarter of 2019.  Average balances for interest-bearing deposits increased $27.2 million from $450.9 million for the six months ended June 30, 2018 to $478.1 million for the six months ended June 30, 2019.  Interest paid on deposits increased from $553,000 for the second quarter of 2018 to $957,000 for the second quarter of 2019 and increased from $997,000 for the six months ended June 30, 2018 to $1.8 million for the six months ended June 30, 2019.

•

Average balances on borrowings increased from $20.1 million for the second quarter of 2018 to $33.9 million for the second quarter of 2019.  Average balances on borrowings increased from $29.2 million for the six months ended June 30, 2018 to $30.7 million for the six months ended June 30, 2019.  Interest expense on borrowings was $238,000 for the second quarter of 2019 compared with $133,000 for the second quarter of 2018.  Interest expense on borrowings was $445,000 for the six months ended June 30, 2019 compared with $341,000 for the six months ended June 30, 2018.

The following table sets forth information, for the periods indicated, relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities and the average yields and rates paid. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively.

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$543,237	$6,573	4.85%	$503,774	$5,950	4.74%
Nonaccrual (1)	1,929	-	-	3,075	-	-
Total loans	545,166	6,573	4.84%	506,849	5,950	4.71%
Securities
Taxable	60,317	397	2.63%	59,823	389	2.61%
Tax-exempt (2)	12,999	108	3.31%	14,083	120	3.40%
Total securities	73,316	505	2.75%	73,906	509	2.76%
Deposits in other banks	38,404	224	2.35%	26,746	106	1.59%
Federal funds sold	14	-	2.32%	14	-	1.66%
Total earning assets	656,900	7,302	4.46%	607,515	6,565	4.33%
Less: Allowance for loan losses	(5,345)			(5,500)
Total nonearning assets	56,151			50,495
Total Assets	$707,706			$652,510
Liabilities and Shareholders’ Equity
Deposits
Demand	$119,171			$117,114
Interest-bearing
NOW	228,675	$292	0.51%	234,634	$207	0.35%
Money market	74,149	159	0.86%	57,651	57	0.40%
Savings	86,090	70	0.33%	89,133	51	0.23%
Time deposits	90,492	436	1.93%	71,807	238	1.33%
Total interest-bearing deposits	479,406	957	0.80%	453,225	553	0.49%
Federal funds purchased	1	-	2.74%	880	5	2.20%
FHLB advances	29,749	188	2.54%	15,082	79	2.11%
Junior subordinated debt	4,124	50	4.83%	4,124	49	4.83%
Total interest-bearing liabilities	513,280	1,195	0.93%	473,311	686	0.58%
Other liabilities	12,178			5,032
Shareholders’ equity	63,077			57,053
Total Liabilities & Shareholders’ Equity	$707,706			$652,510
Net interest income (tax-equivalent basis)		$6,107	3.52%		$5,879	3.75%
Less: tax-equivalent adjustment		(23)			(25)
Net interest income		$6,084			$5,854
Interest expense as a percent of average earning assets			0.73%			0.45%
Net interest margin			3.73%			3.88%

(1)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
(2)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$543,323	$13,144	4.88%	$502,343	$11,703	4.70%
Nonaccrual (1)	1,956	-	-	3,158	-	-
Total loans	545,279	13,144	4.86%	505,501	11,703	4.67%
Securities
Taxable	59,253	804	2.72%	59,608	758	2.55%
Tax-exempt (2)	13,271	220	3.33%	14,174	239	3.37%
Total securities	72,524	1,024	2.83%	73,782	997	2.71%
Deposits in other banks	31,401	336	2.16%	35,618	260	1.47%
Federal funds sold	14	-	2.77%	13	-	1.54%
Total earning assets	649,218	14,504	4.50%	614,914	12,960	4.25%
Less: Allowance for loan losses	(5,363)			(5,389)
Total nonearning assets	56,529			50,091
Total Assets	$700,384			$659,616
Liabilities and Shareholders' Equity
Deposits
Demand	$117,292			$117,299
Interest-bearing
NOW	231,809	$554	0.48%	234,908	$377	0.32%
Money market	71,470	289	0.81%	55,232	95	0.35%
Savings	87,818	154	0.35%	89,193	90	0.20%
Time	87,026	799	1.85%	71,548	435	1.23%
Total interest-bearing deposits	478,123	1,796	0.76%	450,881	997	0.45%
Federal funds purchased	996	14	2.90%	2,321	24	2.07%
FHLB advances	25,543	332	2.63%	22,757	219	1.89%
Junior subordinated debt	4,124	99	4.83%	4,124	98	4.83%
Total interest-bearing liabilities	508,786	2,241	0.89%	480,083	1,338	0.56%
Other liabilities	12,206			5,587
Shareholders' equity	62,100			56,647
Total Liabilities & Shareholders' Equity	$700,384			$659,616
Net interest income (tax equivalent basis)		$12,263	3.61%		$11,622	3.69%
Less: tax equivalent adjustment		(46)			(50)
Net interest income		$12,217			$11,572
Interest expense as a percent of average earning assets			0.70%			0.44%
Net interest margin			3.81%			3.81%

(1)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
(2)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.

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

	Three Months Ended June 30, 2019 Compared to June 30, 2018
(In thousands)	Change	Due to Volume	Due to Rate
Interest Income
Loans
Taxable	$623	$466	$157
Securities
Taxable	8	4	4
Tax-exempt (1)	(12)	(9)	(3)
Deposits in other banks	118	46	72
Total interest income	737	507	230
Interest Expense
NOW	85	(5)	90
Money market	102	16	86
Savings	19	(2)	21
Time deposits	198	62	136
Federal funds purchased	(5)	(5)	-
FHLB advances	109	76	33
Junior subordinated debt	1	-	1
Total interest expense	509	142	367
Net interest income	$228	$365	$(137)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.

	For the Six Months Ended June 30, 2019 Compared to June 30, 2018
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans
Taxable	$1,441	$956	$485
Securities
Taxable	46	(5)	51
Tax-exempt (1)	(19)	(15)	(4)
Deposits in other banks	76	(31)	107
Total Interest Income	1,544	905	639
Interest Expense
NOW	177	(5)	182
Money market	194	28	166
Savings	64	(1)	65
Time	364	94	270
Federal funds purchased	(10)	(14)	4
FHLB advances	113	26	87
Junior subordinated debt	1	-	1
Total Interest Expense	903	128	775
Net Interest Income	$641	$777	$(136)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $205,000 for the second quarter of 2019 compared with $12,000 for the second quarter of 2018.  The provision for loan losses was $255,000 for the six months ended June 30, 2019 compared with $312,000 for the six months ended June 30, 2018.  Changes to provision expense are based on changes in the portfolio, historical net charge-off history, asset quality indicators, impaired loans and other qualitative factors.

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

NONINTEREST INCOME

Noninterest income decreased $224,000 to $1.4 million for the second quarter of 2019 from $1.6 million for the second quarter of 2018.  Noninterest income decreased $607,000 to $2.9 million for the six months ended June 30, 2019 from $3.5 million for the six months ended June 30, 2018.  The following summarizes noninterest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Noninterest income
Trust and estate fees	$427	$403	$843	$775
Brokerage fees	128	47	218	88
Service charges on deposit accounts	378	404	761	848
Interchange fee income, net	313	327	584	612
Bank-owned life insurance	90	91	183	180
Other service charges, commissions and other income	58	31	206	122
Gain on sale/call of securities available for sale	-	303	79	838
Gain on sale of mortgage loans held for sale, net	6	18	6	24
Total noninterest income	$1,400	$1,624	$2,880	$3,487

The primary changes in noninterest income were:

•

Trust, estate and brokerage fees increased $105,000 for the second quarter of 2019 when compared with the second quarter of 2018 and increased $198,000 for the six months ended June 30, 2019 when compared with the six months ended June 30, 2018.  Income is primarily based on the market value of assets under management, which increased from $384.7 million at June 30, 2018 to $446.2 million at June 30, 2019 and fees derived from brokerage services.

•

Service charges on deposit accounts decreased $26,000 for the second quarter of 2019 when compared with the second quarter of 2018 and decreased $87,000 for the six months ended June 30, 2019 when compared with the six months ended June 30, 2018.  Due to customer behavior, improved economic conditions and increased mobile banking usage, the level of service charges derived from deposit accounts has continued to decline over the past several periods.

•

Other service charges, commissions and other income increased $27,000 for the second quarter of 2019 when compared with the second quarter of 2018 and increased $84,000 for the six months ended June 30, 2019 when compared with the six months ended June 30, 2018.  This increase is primarily the result of income received from the sale of an equity ownership in Infinex Investments, Inc. and income received from contract negotiations with a new broker/dealer that is being recognized over the life of the contract.

•

Gain on sale/call of securities available for sale decreased $303,000 for the second quarter of 2019 when compared with the second quarter of 2018 and decreased $759,000 for the six months ended June 30, 2019 when compared with the six months ended June 30, 2018 as a result of calls and sales of pooled trust preferred securities.

NONINTEREST EXPENSE

Noninterest expense decreased $65,000 to $5.5 million for the second quarter of 2019 from $5.6 million for the second quarter of 2018.  Noninterest expense increased $172,000 to $11.2 million for the six months ended June 30, 2019 from $11.1 million for the six months ended June 30, 2018.  The following summarizes noninterest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Noninterest Expenses
Salaries and benefits	$2,923	$2,970	$5,935	$5,938
Occupancy	604	567	1,219	1,172
Furniture and equipment	275	245	558	517
Marketing and business development	171	170	357	278
Legal, audit and consulting	282	272	531	500
Data processing	325	346	679	602
Federal Deposit Insurance Corporation assessment	93	93	187	193
Other operating expenses	836	911	1,761	1,855
Total noninterest expenses	$5,509	$5,574	$11,227	$11,055

The primary changes in noninterest expense were:

•

Salaries and benefits decreased $47,000 for the second quarter of 2019 compared with the second quarter of 2018 and remained relatively unchanged when compared with the six months ended June 30, 2018.   The change in salary expense for the periods are due primarily to the decline in the number of full-time equivalent employees, which contributes to an overall reduction in the majority of related benefit expenses.

•

Marketing and business development remained relatively unchanged for the second quarter of 2019 compared with the second quarter of 2018 and increased $79,000 for the six months ended June 30, 2019 compared with the six months ended June 30, 2018.  Increases in marketing expenses were primarily due to marketing and advertisement initiatives to attract new business in the Company’s market area.

•

Data processing decreased $21,000 for the second quarter of 2019 compared with the second quarter of 2018 and increased $77,000 for the six months ended June 30, 2019 compared with the six months ended June 30, 2018.  Changes in data processing expenses were due primarily to ongoing evaluation of technology needs, resulting in adding, deleting and/or replacing products and services.  Management believes the current level of expenses are an accurate reflection of expenses in this category for the current period.

•

Other operating expenses decreased $75,000 for the second quarter of 2019 compared with the second quarter of 2018 and decreased $94,000 for the six months ended June 30, 2019 compared with the six months ended June 30, 2018.  This is the result of improved management of expenses for the periods.

INCOME TAXES

Income tax expense was $206,000 and $233,000 for the second quarter of 2019 and 2018, respectively, resulting in an effective tax rate of 11.64% and 12.32%, respectively.  Income tax expense was $419,000 and $447,000 for the six months ended June 30, 2019 and 2018, respectively, resulting in an effective tax rate of 11.59% and 12.11%, respectively.  The effective tax rate differed from the statutory federal income tax rate of 21% due to the Bank’s investment in tax-exempt securities, income from Bank-owned life insurance policies, and community development tax credits. The Company’s estimated tax credits were $276,000 and $252,000 for six months ended June 30, 2019 and 2018, respectively.

FINANCIAL CONDITION AT JUNE 30, 2019 AND DECEMBER 31, 2018

Total assets were $717.5 million at June 30, 2019 compared with $730.8 million at December 31, 2018.  Total liabilities   were $653.4 million at June 30, 2019 compared with $670.8 million at December 31, 2018.  Total shareholders’ equity was $64.1 million at June 30, 2019 compared with $60.0 million at December 31, 2018.

•	Cash and cash equivalents decreased $12.6 million primarily due to a single customer and their related transactions that occurred on the last day of 2018.
•	Securities available for sale remained relatively consistent when compared with December 31, 2018.
•	Restricted investments increased $331,000 due to stock position requirements at the FHLB based on borrowing balances.
•	Net loans decreased $5.6 million primarily due to early payoffs and loan curtailments in the commercial real estate portfolio and seasonal fluctuations within the loan portfolio as a whole.
•

Other assets increased $4.8 million and other liabilities increased $5.0 million due primarily to the recognition of  right-of-use assets and liabilities related to the Company’s applicable lease contracts.

•	Total deposits decreased $28.3 million, primarily in noninterest-bearing and interest-bearing checking accounts due to a single customer and their related transactions.
•	Total FHLB advances increased $5.9 million to partially offset the decline in deposits for the period.

ASSET QUALITY

Nonperforming assets, which include nonperforming loans and other real estate owned, were $7.1 million at June 30, 2019 compared with $7.9 million at December 31, 2018.  Factors contributing to the changes in nonperforming assets were:

•

Nonaccrual loans were $2.3 million at June 30, 2019 and $2.0 million at December 31, 2018.  Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction to the loan principal balance.

•

Loans 90+ days past due and accruing interest were $484,000 at June 30, 2019 compared with $1.2 million at December 31, 2018, all of which were student loans that were 90+ days past due and accruing and have a 98% guarantee by the U.S. Department of Education.

•	Restructured loans that are not on nonaccrual status were $3.0 million at June 30, 2019 compared with $3.4 million at December 31, 2018.

The following table sets forth certain information with respect of the Company’s nonperforming assets:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Nonaccrual loans	$2,278	$1,993
Restructured loans still accruing	2,979	3,361
Loans 90+ days past due and accruing	484	1,227
Total nonperforming loans	5,741	6,581
Other real estate owned, net	1,356	1,356
Total nonperforming assets	$7,097	$7,937

Allowance for loan losses	$5,409	$5,176
Allowance for loan losses to total loans	0.99%	0.94%
Nonaccrual loans to total loans	0.42%	0.36%
Allowance for loan losses to nonperforming loans	94.22%	78.65%
Nonperforming loans to total loans	1.06%	1.20%
Nonperforming assets to total assets	0.99%	1.09%

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

Management believes the Bank satisfies all capital adequacy requirements to which it was subject as of June 30, 2019 and December 31, 2018 and is considered “well capitalized” as defined by the regulatory authorities.  The following table provides information on the regulatory capital ratios for the Bank at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Tier 1 Capital:
Common equity	$67,871	$63,410
Unrealized (gain) loss on securities available for sale, net	(1,045)	848
Unrealized benefit obligation for supplemental retirement plans	(139)	(139)
Total Common equity tier 1 capital	66,687	64,119
Tier 2 Capital:
Allowable allowance for loan losses	5,409	5,176
Total Capital:	$72,096	$69,295
Risk Weighted Assets:	$538,747	$539,180
Regulatory Capital Ratios:
Leverage Ratio	9.43%	9.39%
Common Equity Tier 1 Capital Ratio	12.38%	11.89%
Tier 1 Capital Ratio	12.38%	11.89%
Total Capital Ratio	13.38%	12.85%

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold, and unencumbered securities classified as available for sale.  At June 30, 2019, liquid assets totaled $108.2 million, or 15.1% of total assets and 16.6% of total liabilities. Securities provide a constant source of liquidity through paydowns and maturities.  The Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity and the Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures. Management monitors the liquidity position regularly and attempts to maintain a position, which utilizes available funds most efficiently. As a result, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

CONTRACTUAL OBLIGATIONS

As of June 30, 2019, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2019, the Company’s Board of Directors authorized the Company to repurchase up to 113,215 shares (3% of common stock outstanding on January 1, 2019) beginning January 17, 2019 and continuing until the next Board reset.  During the six months ended June 30, 2019, 960 shares of common stock were repurchased at an average price of $21.27 per share.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 112,255 shares of the Company’s common stock as of June 30, 2019.

Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual timing, number, and value of shares repurchased under the program will be determined by management.

	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under a plan

April 30, 2019	520	$-	-	112,255
May 31, 2019	-	-	-	112,255
June 30, 2019	-	-	-	112,255
Total	520	$-	-	112,255

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report and this list includes the Exhibit Index.

Exhibit Number	Exhibit Description

10.1

Fauquier Bankshares, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2019, filed on April 12, 2019).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Company’s Form 10-Q Report for the quarterly period ended June 30, 2019, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By: /s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated: August 2, 2019

By: /s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 2, 2019