Form 10-Q
period 2019-09-30
FAUQUIER BANKSHARES, INC.
filed 2019-11-01
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The registrant had 3,784,934 shares of common stock outstanding as of November 1, 2019.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and due from banks	$8,267	$6,834
Interest-bearing deposits in other banks	52,283	60,259
Federal funds sold	14	17
Securities available for sale, at fair value	72,557	71,884
Restricted investments	2,571	2,240
Mortgage loans held for sale	1,500	-
Loans	545,227	549,364
Allowance for loan losses	(5,395)	(5,176)
Loans, net	539,832	544,188
Premises and equipment, net	17,723	18,190
Accrued interest receivable	1,929	1,942
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	13,870	13,595
Other assets	14,437	10,300
Total assets	$726,339	$730,805
Liabilities
Deposits:
Noninterest-bearing checking	$128,097	$123,576
Interest-bearing:
Checking	226,437	269,007
Savings and money market accounts	168,966	160,843
Time deposits	90,500	82,212
Total interest-bearing	485,903	512,062
Total deposits	614,000	635,638
Federal Home Loan Bank advances	29,717	23,780
Junior subordinated debt	4,124	4,124
Other liabilities	12,522	7,256
Total liabilities	660,363	670,798
Shareholders’ Equity
Common stock, par value $3.13, and additional paid-in capital; authorized: 8,000,000 shares; issued and outstanding: 3,784,934 and 3,773,836 shares including 23,634 and 22,569 unvested shares, respectively	15,930	15,742
Retained earnings	48,687	44,803
Accumulated other comprehensive income (loss), net	1,359	(538)
Total shareholders’ equity	65,976	60,007
Total liabilities and shareholders’ equity	$726,339	$730,805

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Interest Income
Interest and fees on loans	$6,651	$6,110	$19,795	$17,813
Interest and dividends on securities:
Taxable interest income	355	388	1,089	1,093
Tax-exempt interest	89	93	263	282
Dividends	57	50	127	103
Interest on deposits in other banks	210	53	547	313
Total interest income	7,362	6,694	21,821	19,604
Interest Expense
Interest on deposits	930	635	2,727	1,631
Interest on federal funds purchased	-	16	14	40
Interest on Federal Home Loan Bank advances	190	152	523	371
Interest on Junior subordinated debt	51	50	149	149
Total interest expense	1,171	853	3,413	2,191
Net interest income	6,191	5,841	18,408	17,413
Provision for loan losses	-	195	255	507
Net interest income after provision for loan losses	6,191	5,646	18,153	16,906
Noninterest Income
Trust and estate fees	442	379	1,285	1,154
Brokerage fees	115	45	333	132
Service charges on deposit accounts	382	413	1,142	1,261
Interchange fee income, net	394	319	979	931
Bank-owned life insurance	92	91	275	271
Other income	188	44	392	168
Gain on sale/call of securities available for sale	-	-	79	838
Gain (loss) on sale of mortgage loans held for sale, net	(3)	33	2	56
Total noninterest income	1,610	1,324	4,487	4,811
Noninterest Expenses
Salaries and benefits	3,035	2,999	8,968	8,937
Occupancy	561	599	1,781	1,770
Furniture and equipment	269	243	827	760
Marketing and business development	129	190	487	468
Legal, audit and consulting	270	263	801	763
Data processing	353	360	1,031	961
Federal Deposit Insurance Corporation assessment	-	86	187	279
Other operating expenses	802	744	2,561	2,601
Total noninterest expenses	5,419	5,484	16,643	16,539
Income before income taxes	2,382	1,486	5,997	5,178
Income tax expense	330	169	749	616
Net Income	$2,052	$1,317	$5,248	$4,562
Earnings per share, basic	$0.54	$0.35	$1.39	$1.21
Earnings per share, diluted	$0.54	$0.35	$1.38	$1.21
Dividends per share	$0.12	$0.12	$0.36	$0.36

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$2,052	$1,317	$5,248	$4,562
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale, net of tax, $(100), $101, $(619) and $219, respectively	374	(379)	2,328	(826)
Reclassification adjustment for gains on securities available for sale, net of tax, $0, $0, $17 and $176, respectively	-	-	(62)	(662)
Change in fair value of interest rate swap, net of tax, $37, $(16), $98 and $(66), respectively	(141)	61	(369)	250
Total other comprehensive income (loss), net of tax, $(63), $85, $(504) and $329, respectively	233	(318)	1,897	(1,238)
Total comprehensive income	$2,285	$999	$7,145	$3,324

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2018	$15,673	$42,820	$(795)	$57,698
Net income	-	1,317	-	1,317
Other comprehensive loss, net of tax, $85	-	-	(318)	(318)
Cash dividends ($0.12 per share)	-	(454)	-	(454)
Amortization of unearned compensation, restricted stock awards	34	-	-	34
Balance, September 30, 2018	$15,707	$43,683	$(1,113)	$58,277

Balance, June 30, 2019	$15,890	$47,090	$1,126	$64,106
Net income	-	2,052	-	2,052
Other comprehensive income, net of tax, $(63)	-	-	233	233
Cash dividends ($0.12 per share)	-	(455)	-	(455)
Amortization of unearned compensation, restricted stock awards	40	-	-	40
Balance, September 30, 2019	$15,930	$48,687	$1,359	$65,976

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$15,526	$40,491	$125	$56,142
Net income	-	4,562	-	4,562
Other comprehensive loss, net of tax effect, $329	-	-	(1,248)	(1,248)
Cash dividends ($0.36 per share)	-	(1,360)	-	(1,360)
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive income (loss)	-	(10)	10	-
Amortization of unearned compensation, restricted stock awards	99	-	-	99
Issuance of common stock - unvested shares (7,333 shares)	-	-	-	-
Issuance of common stock - vested shares (4,194 shares)	90	-	-	90
Repurchase of common stock (368 shares)	(8)	-	-	(8)
Balance, September 30, 2018	$15,707	$43,683	$(1,113)	$58,277

Balance, December 31, 2018	$15,742	$44,803	$(538)	$60,007
Net income	-	5,248	-	5,248
Other comprehensive income, net of tax, $(504)	-	-	1,897	1,897
Cash dividends ($0.36 per share)	-	(1,364)	-	(1,364)
Amortization of unearned compensation, restricted stock awards	114	-	-	114
Issuance of common stock - unvested shares (5,884 shares)	-	-	-	-
Issuance of common stock - vested shares (4,149 shares)	95	-	-	95
Repurchase of common stock (960 shares)	(21)	-	-	(21)
Balance, September 30, 2019	$15,930	$48,687	$1,359	$65,976

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$5,248	$4,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	967	943
Provision for loan losses	255	507
(Gain) loss on interest rate swaps	8	(3)
Gain on sales/calls of securities available for sale	(79)	(838)
Amortization of security premiums, net	330	275
Amortization of unearned compensation, net of forfeiture	190	166
Issuance of vested restricted stock	95	90
Bank-owned life insurance income	(275)	(271)
Originations of mortgage loans held for sale	(2,362)	(2,042)
Proceeds from mortgage loans held for sale	864	2,098
Gain on mortgage loans held for sale	(2)	(56)
Changes in assets and liabilities:
Increase in other assets	(4,998)	(1,121)
Increase in other liabilities	4,916	111
Net cash provided by operating activities	5,157	4,421
Cash Flows from Investing Activities
Proceeds from sales, maturities, calls and principal payments of securities available for sale	19,934	10,187
Purchase of securities available for sale	(17,990)	(12,371)
Purchase of premises and equipment	(500)	(639)
Purchase of restricted investments, net	(331)	(949)
Loan originations, net	4,270	(30,742)
Net cash provided by (used in) investing activities	5,383	(34,514)
Cash Flows from Financing Activities
Decrease in noninterest-bearing checking, interest-bearing checking, savings and money market accounts	(29,926)	(4,348)
Increase in time deposits	8,288	557
Increase in Federal Home Loan Bank advances	5,937	21,940
Increase in federal funds purchased	-	5,000
Cash dividends paid on common stock	(1,364)	(1,360)
Repurchase of common stock	(21)	(8)
Net cash provided by (used in) financing activities	(17,086)	21,781
Decrease in cash and cash equivalents	(6,546)	(8,312)
Cash and Cash Equivalents
Beginning	67,110	29,300
Ending	$60,564	$20,988
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,159	$2,075
Income taxes	$640	$868
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax	$2,266	$(1,488)
Unrealized gain (loss) on interest rate swap, net of tax	$(369)	$250

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (the “Company”) and its wholly-owned subsidiary, The Fauquier Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).    The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results expected for the full year or any other interim period.

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation. No reclassifications were significant and there was no effect on net income.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. Changes under these amendments represent a fundamental shift from existing GAAP and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a working group to evaluate the impact these changes will have on the Company’s financial statements and related disclosures. The Company has also contracted with a third-party for credit modeling in accordance with this ASU.  During 2019, the Company is focused on model validations as well as the development of processes and related controls. The Company has started to evaluate parallel runs in the second half of 2019. The Company has not yet determined an estimate of the effect of these changes.

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

Note 2.  Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	September 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$57,305	$997	$(55)	$58,247
Obligations of states and political subdivisions	13,457	854	(1)	14,310
	$70,762	$1,851	$(56)	$72,557

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$57,673	$26	$(1,290)	$56,409
Obligations of states and political subdivisions	14,605	93	(118)	14,580
Corporate bonds	680	215	-	895
	$72,958	$334	$(1,408)	$71,884

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2019
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$14	$14
Due after one year through five years	12,300	12,472
Due after five years through ten years	13,486	13,811
Due after ten years	44,962	46,260
	$70,762	$72,557

During the nine months ended September 30, 2019, securities sold were $13.9 million, proceeds from maturities and principal repayments were $6.0 million and securities purchased were $18.0 million. During the nine months ended September 30, 2018, no securities were sold, proceeds from calls and principal repayments were $10.2 million and securities purchased were $12.4 million.  There were no impairment losses on securities during the three and nine months ended September 30, 2019 and 2018.

The following table shows the Company’s securities with gross unrealized losses, by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$2,788	$(6)	$5,829	$(49)	$8,617	$(55)
Obligations of states and political subdivisions	696	(1)	-	-	696	(1)
Total temporary impaired securities	$3,484	$(7)	$5,829	$(49)	$9,313	$(56)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$14,901	$(104)	$37,186	$(1,186)	$52,087	$(1,290)
Obligations of states and political subdivisions	3,179	(31)	4,086	(87)	7,265	(118)
Total temporary impaired securities	$18,080	$(135)	$41,272	$(1,273)	$59,352	$(1,408)

At September 30, 2019, there were 14 securities that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.  Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019 and no other-than-temporary impairment has been recognized.

As of September 30, 2019, the Company sold its one remaining corporate bond with a cost basis of $680,000, net of other-than-temporary impairment, resulting in a gain of $250,000.

The following reflects the amount related to credit losses recognized in earnings:

(In thousands)
Beginning balance as of December 31, 2018	$320
Changes in cash flows expected to be collected that are recognized over the remaining life of the security	-
Reduction for security sold during the period	(320)
Ending balance as of September 30, 2019	$-

The carrying value of securities pledged to secure deposits and for other purposes was $16.8 million and $16.5 million at September 30, 2019 and December 31, 2018, respectively.

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

The following tables present the total allowance for loan losses by portfolio segment for the periods presented.

	September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Charge-offs	(93)	-	-	(24)	(12)	-	-	-	(129)
Recoveries	2	77	-	14	-	-	-	-	93
Provision (recovery)	7	(80)	27	11	10	307	(27)	-	255
Ending balance, September 30, 2019	$399	$1,735	$662	$146	$66	$1,618	$419	$350	$5,395
Ending balances individually evaluated for impairment	$102	$142	$-	$-	$-	$-	$85	$-	$329
Ending balances collectively evaluated for impairment	$297	$1,593	$662	$146	$66	$1,618	$334	$350	$5,066
Loans
Individually evaluated for impairment	$471	$2,872	$253	$-	$-	$538	$550		$4,684
Collectively evaluated for impairment	27,622	176,553	66,078	5,559	8,204	219,148	37,379		540,543
Ending balance, September 30, 2019	$28,093	$179,425	$66,331	$5,559	$8,204	$219,686	$37,929		$545,227

	September 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(99)	-	(312)	(9)	(21)	-	(80)	-	(521)
Recoveries	31	50	-	4	-	48	1	-	134
Provision	72	158	9	23	23	114	108	-	507
Ending balance, September 30, 2018	$522	$1,817	$576	$123	$74	$1,336	$416	$350	$5,214

	December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(106)	(47)	(312)	(14)	(24)	(200)	(80)	-	(783)
Recoveries	35	70	-	4	-	248	1	-	358
Provision	36	106	68	50	20	89	138	-	507
Ending balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Ending balances individually evaluated for impairment	$176	$159	$-	$-	$-	$-	$68	$-	$403
Ending balances collectively evaluated for impairment	$307	$1,579	$635	$145	$68	$1,311	$378	$350	$4,773
Loans
Individually evaluated for impairment	$522	$3,191	$2,679	$-	$-	$707	$567		$7,666
Collectively evaluated for impairment	26,199	184,606	68,730	5,562	9,158	205,238	42,205		541,698
Ending balance, December 31, 2018	$26,721	$187,797	$71,409	$5,562	$9,158	$205,945	$42,772		$549,364

Loans by credit quality indicators were as follows at the dates presented:

	September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$27,004	$172,518	$63,253	$5,557	$8,204	$213,052	$35,313	$524,901
Special mention	343	3,514	2,650	2	-	339	141	6,989
Substandard	746	3,393	428	-	-	6,295	2,475	13,337
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$28,093	$179,425	$66,331	$5,559	$8,204	$219,686	$37,929	$545,227

	December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$24,285	$178,525	$67,767	$5,559	$9,158	$198,566	$39,145	$523,005
Special mention	1,540	4,643	2,282	3	-	1,496	424	10,388
Substandard	896	4,629	1,360	-	-	5,883	3,203	15,971
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$26,721	$187,797	$71,409	$5,562	$9,158	$205,945	$42,772	$549,364

The past due status of loans at the dates presented were:

	September 30, 2019
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$18	$1	$246	$265	$27,828	$28,093	$-	$246
Commercial real estate	-	-	989	989	178,436	179,425	-	989
Construction and land	-	-	-	-	66,331	66,331	-	-
Consumer	2	-	-	2	5,557	5,559	-	-
Student	218	397	867	1,482	6,722	8,204	867	-
Residential real estate	894	-	-	894	218,792	219,686	-	155
Home equity lines of credit	38	-	550	588	37,341	37,929	-	551
Total	$1,170	$398	$2,652	$4,220	$541,007	$545,227	$867	$1,941

	December 31, 2018
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$365	$-	$77	$442	$26,279	$26,721	$-	$135
Commercial real estate	372	-	974	1,346	186,451	187,797	-	974
Construction and land	1,419	-	-	1,419	69,990	71,409	-	-
Consumer	7	18	-	25	5,537	5,562	-	-
Student	747	238	1,227	2,212	6,946	9,158	1,227	-
Residential real estate	278	131	-	409	205,536	205,945	-	317
Home equity lines of credit	403	-	567	970	41,802	42,772	-	567
Total	$3,591	$387	$2,845	$6,823	$542,541	$549,364	$1,227	$1,993

The following table presents information related to impaired loans, by portfolio segment, at the dates presented.

	September 30, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$268	$274	$-	$359	$11
Commercial real estate	1,065	1,065	-	1,222	48
Construction and land	253	253	-	504	23
Residential real estate	538	563	-	547	12
With an allowance recorded:
Commercial and industrial	$203	$206	$102	$207	$8
Commercial real estate	1,807	1,821	142	1,810	28
Home equity lines of credit	550	600	85	558	-
Total:
Commercial and industrial	$471	$480	$102	$566	$19
Commercial real estate	2,872	2,886	142	3,032	76
Construction and land	253	253	-	504	23
Residential real estate	538	563	-	547	12
Home equity lines of credit	550	600	85	558	-
Total	$4,684	$4,782	$329	$5,207	$130

	December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$61	$66	$-	$84	$2
Commercial real estate	1,378	1,378	-	1,413	74
Construction and land	2,679	2,679	-	3,289	145
Residential real estate	707	727	-	720	18

With an allowance recorded:
Commercial and industrial	$461	$493	$176	$587	$21
Commercial real estate	1,813	1,827	159	1,998	39
Home equity lines of credit	567	600	68	578	-

Total:
Commercial and industrial	$522	$559	$176	$671	$23
Commercial real estate	3,191	3,205	159	3,411	113
Construction and land	2,679	2,679	-	3,289	145
Residential real estate	707	727	-	720	18
Home equity lines of credit	567	600	68	578	-
Total	$7,666	$7,770	$403	$8,669	$299

There were no loans modified as trouble debt restructures (“TDRs”) for the three and nine months ended September 30, 2019 and 2018. At September 30, 2019, there were five loans in the portfolio, totaling $2.5 million, that have been identified as TDRs, which were current and performing in accordance with the modified terms.  At December 31, 2018, there were six loans in the portfolio, totaling $3.4 million, that were identified as TDRs, of which five were current and performing in accordance with the modified terms.  There were no defaults on TDRs occurring within 12 months of modification during the three and nine months ended September 30, 2019 and 2018.

At September 30, 2019 and 2018, the Company had no foreclosed residential real estate property in its possession or in the process of foreclosure.

Note 4.  Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust, Fauquier Statutory Trust II (“Trust II”), privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, Trust II used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at September 30, 2019 and December 31, 2018 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time.  The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (i) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) probability exists that the forecasted transaction will no longer occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value, recognizing changes in fair value in current period income in the consolidated statements of operations.  There was no cash flow hedge ineffectiveness identified for the three and nine months ended September 30, 2019 and 2018.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Junior Subordinated Debt due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to the three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company’s Junior Subordinated Debt and pays interest monthly at the fixed rate of 3.81%. Interest expense on the interest rate swap was $42,000 and $41,000 for the three months ended September 30, 2019 and 2018, respectively, and $129,000 and $114,000 for the nine months ended September 30, 2019 and 2018, respectively.  In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Junior Subordinated Debt to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap for the three and nine months ended September 30, 2019 and 2018, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. Interest income on these swaps was $7,000 and $3,000 for the three months ended September 30, 2019 and 2018, respectively.  Interest income was $25,000 for the nine months ended September 30, 2019 and interest expense was $1,000 for the nine months ended September 30, 2018.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $730,000 and $430,000 at September 30, 2019 and December 31, 2018, respectively.  Collateral is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the consolidated financial statements as of September 30, 2019 and December 31, 2018 are as follows:

(In thousands)	September 30, 2019
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(54)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	(197)	Other Liabilities	6/15/2031
Interest rate swap - fair value	1,161	(31)	Other Liabilities	4/9/2025
Interest rate swap - fair value	4,248	(34)	Other Liabilities	2/12/2022

(In thousands)	December 31, 2018
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(38)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	255	Other Assets	6/15/2031
Interest rate swap - fair value	1,186	34	Other Assets	4/9/2025
Interest rate swap - fair value	4,347	78	Other Assets	2/12/2022

Note 6.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,784,934	$0.54	3,773,836	$0.35	3,782,943	$1.39	3,771,945	$1.21
Effect of dilutive stock awards	5,912		6,711		8,320		7,443
Diluted earnings per share	3,790,846	$0.54	3,780,547	$0.35	3,791,263	$1.38	3,779,388	$1.21

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

Restricted Shares

Restricted shares are accounted for using the fair market value of the Company’s common stock on the date on which these shares were awarded. Restricted shares are issued to certain executive officers and are subject to a vesting period, whereby the restrictions on the shares lapse on the third anniversary of the date the shares were awarded. Compensation expense for these shares is recognized over the three-year period. The restricted shares issued to nonemployee directors are not subject to a vesting period and compensation expense is recognized on the date the shares are granted.  Compensation expense for restricted shares was $40,000 and $34,000, net of forfeitures, for the three months ended September 30, 2019 and 2018, respectively, and $209,000 and $189,000 for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019 and 2018 there was $200,000 and $217,000, respectively, of total unrecognized compensation expense related to restricted shares.  This expense is expected to be recognized through 2022.

A summary of the status of the Company’s unvested restricted shares granted under the Plan is presented below:

	September 30, 2019		September 30, 2018
	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Unvested shares, beginning	22,569	$17.98	18,062	$16.44
Granted	12,058	21.69	11,527	21.47
Vested	(10,033)	21.63	(6,652)	21.47
Forfeited or surrendered	(960)	21.27	(368)	21.47
Unvested shares, ending	23,634	$20.10	22,569	$17.98

Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units to certain executive officers.  Performance-based restricted stock units are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted as the market value of the stock changes.  Performance-based restricted stock units issued to executive officers are subject to a vesting period, whereby the restrictions on the rights lapse on the third anniversary of the date the rights were awarded. Until vesting, the rights are not issued and are not included in shares outstanding. Vesting is contingent upon the Company reaching predetermined performance goals as compared with a predetermined peer group of banks. Compensation expense for performance-based restricted stock units was $17,000 and $27,000 for the three months ended September 30, 2019 and 2018, respectively, and $71,000 and $67,000 for the nine months ended September 30, 2019 and 2018, respectively. For the  nine months ended September 30, 2019 and 2018, there was $104,000 and $183,000 of unrecognized compensation expense, respectively, related to these performance-based restricted stock units.  This expense is expected to be recognized through 2022 and is dependent upon management reaching the predetermined goals.

A summary of the status of the Company’s unvested performance-based restricted stock units is presented below:

	September 30, 2019		September 30, 2018
	Performance-based Restricted Stock Units	Weighted Average Fair Value Per Share	Performance-based Restricted Stock Units	Weighted Average Fair Value Per Share
Unvested shares, beginning	22,103	$17.90	18,062	$16.44
Granted	7,909	21.69	6,867	21.47
Vested	-	-	-	-
Forfeited	-	-	(2,826)	21.47
Unvested shares, ending	30,012	$18.98	22,103	$17.90

Note 8.  Employee Benefit Plans

The Company has supplemental executive retirement plans (“SERP”) for certain executives in which the contributions are solely funded by the Company.  Benefits are to be paid in monthly installments following retirement or death. The SERP liability was $2.8 million and $2.7 million at September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019 and 2018, SERP expenses were $75,000 and $73,000, respectively, and were $222,000 and $219,000 for the nine months ended September 30, 2019 and 2018, respectively.

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 (“Code”) Section 401(k) covering all employees who are at least 18 years of age and worked more than 20 hours per week. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred, for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) plan expenses were $181,000  and $177,000 for the three months ended September 30, 2019 and 2018 and were $592,000 and $530,000 for the nine months ended September 30, 2019 and 2018, respectively.

The Company maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan”). This plan provides that any nonemployee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will change based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash-in-lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. There were no directors participating in the Deferred Compensation Plan during the three and nine months ended September 30, 2019 and 2018.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense for the three months ended September 30, 2019 and 2018 was $20,000 and $9,000, respectively, and $57,000 and $36,000 for the nine months ended September 30, 2019 and 2018, respectively.  Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  Income on these life insurance policies was $7,000 for the three months ended September 30, 2019 and 2018, and $21,000 for the nine months ended September 30, 2019 and 2018.  The Company has recorded on its consolidated balance sheets $1.4 million in cash surrender value of these policies at September 30, 2019 and December 31, 2018 and accrued liabilities of $139,000 and $103,000 at September 30, 2019 and December 31, 2018, respectively.

Note 9.  Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using quoted market prices. However, in many instances, quoted market prices are not available. In such instances, fair values are determined using appropriate valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As such, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These factors are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Securities available for sale:  Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity, then the security would fall to the lowest level of the hierarchy (Level 3). The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with an independent pricing service that uses Interactive Data Corporation (“IDC”) as the primary source for valuation.  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by levels within the valuation hierarchy:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at September 30, 2019:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$58,247	$-	$58,247	$-
Obligations of states and political subdivisions	14,310	-	14,310	-
Total available for sale securities	72,557	-	72,557	-
Mutual funds	403	403	-	-
Total assets at fair value	$72,960	$403	$72,557	$-
Liabilities at September 30, 2019:
Interest rate swaps	$316	$-	$316	$-
Total liabilities at fair value	$316	$-	$316	$-

Assets at December 31, 2018:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$56,409	$-	$56,409	$-
Obligations of states and political subdivisions	14,580	-	14,580	-
Corporate bonds	895	-	895	-
Total available for sale securities	71,884	-	71,884	-
Mutual funds	382	382	-	-
Interest rate swaps	367	-	367	-
Total assets at fair value	$72,633	$382	$72,251	$-
Liabilities at December 31, 2018:
Interest rate swaps	$38	$-	$38	$-
Total liabilities at fair value	$38	$-	$38	$-

Certain assets are measured at fair value on a nonrecurring basis.  The assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment.  The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Mortgage Loans Held for Sale:   Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during the three and nine months ended September 30, 2019. Net gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of operations.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018.

	September 30, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$1,500	$-	$1,500	$-
Impaired loans, net	2,231	-	-	2,231
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$2,438	$-	$-	$2,438
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 fair value measurements at September 30, 2019 and December 31, 2018.

	September 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$2,231	Appraised values	Age of appraisal, current market conditions, experience within local market	83%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	17%
Total	$3,587

	December 31, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$2,438	Appraised values	Age of appraisal, current market conditions, experience within local market	86%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$3,794

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

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2019
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$60,564	$60,564	$-	$-	$60,564
Securities available for sale	72,557	-	72,557	-	72,557
Restricted investments	2,571	-	2,571	-	2,571
Mortgage loans held for sale	1,500	-	1,500	-	1,500
Loans, net	539,832	-	-	537,655	537,655
Accrued interest receivable	1,929	-	1,929	-	1,929
Mutual funds	403	403	-	-	403
Bank-owned life insurance	13,870	-	13,870	-	13,870
Total financial assets	$693,226	$60,967	$92,427	$537,655	$691,049

Liabilities
Deposits	$614,000	$-	$614,170	$-	$614,170
FHLB advances	29,717	-	30,039	-	30,039
Junior subordinated debt	4,124	-	4,691	-	4,691
Accrued interest payable	554	-	554	-	554
Interest rate swaps	316	-	316	-	316
Total financial liabilities	$648,711	$-	$649,770	$-	$649,770

	December 31, 2018
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$67,110	$67,110	$-	$-	$67,110
Securities available for sale	71,884	-	71,884	-	71,884
Restricted investments	2,240	-	2,240	-	2,240
Loans, net	544,188	-	-	537,072	537,072
Accrued interest receivable	1,942	-	1,942	-	1,942
Mutual funds	382	382	-	-	382
Interest rate swaps	367	-	367	-	367
Bank-owned life insurance	13,595	-	13,595	-	13,595
Total financial assets	$701,708	$67,492	$90,028	$537,072	$694,592

Liabilities
Deposits	$635,638	$-	$634,917	$-	$634,917
FHLB advances	23,780	-	23,633	-	23,633
Junior subordinated debt	4,124	-	4,414	-	4,414
Accrued interest payable	300	-	300	-	300
Interest rate swaps	38	-	38	-	38
Total financial liabilities	$663,880	$-	$663,302	$-	$663,302

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2019 and 2018 were:

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance, December 31, 2018	$172	$(850)	$140	$(538)
Other comprehensive income (loss) before reclassifications	(369)	2,266	-	1,897
Balance, September 30, 2019	$(197)	$1,416	$140	$1,359

Balance, December 31, 2017	$37	$(37)	$125	$125
Reclassification of net unrealized gains on equity securities from accumulated other comprehensive income (loss)	-	(10)	-	(10)
Other comprehensive income (loss) before reclassifications	250	(1,478)	-	(1,228)
Balance, September 30, 2018	$287	$(1,525)	$125	$(1,113)

Note 11.  Investment in Affordable Housing Projects

The Company invests in certain qualified affordable housing projects located in the Commonwealth of Virginia.   The general purpose of these investments is to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2035. The Company accounts for the affordable housing investments using the equity method and has recorded $4.3 million and $4.5 million in other assets at September 30, 2019 and December 31, 2018, respectively, and $749,000 and $1.2 million in other liabilities related to unfunded capital calls through 2021 at September 30, 2019 and December 31, 2018, respectively. The related federal tax credits, included in income tax expense in the consolidated statements of operations, for the nine months ended September 30, 2019 and 2018 were $414,000 and $378,000, respectively.  There were $47,000 and $62,000 in flow-through losses recorded in noninterest income during the three months ended September 30, 2019 and 2018, respectively, and $191,000 and $206,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Noninterest income by major source, for the three and nine months ended September 30, 2019 and 2018, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Noninterest income
Trust and estate fees (1)	$442	$379	$1,285	$1,154
Brokerage fees (1)	115	45	333	132
Service charges on deposit accounts (1)	382	413	1,142	1,261
Interchange fee income, net (1)	394	319	979	931
Bank-owned life insurance	92	91	275	271
Other income (2)	188	44	392	168
Gain on sale/call of securities available for sale	-	-	79	838
Gain (loss) on sale of mortgage loans held for sale, net	(3)	33	2	56
Total noninterest income	$1,610	$1,324	$4,487	$4,811

(1)	Income within scope of ASC 606, “Revenue from Contracts with Customers”.
(2)

Income within the scope of ASC 606 of $71,000 and $102,000 for the three months ended September 30, 2019 and 2018, respectively, and $203,000 and $239,000 for the nine months ended September 30, 2019 and 2018, respectively.  The remaining balance is outside the scope of ASC 606.

Note 13. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach and did not adjust prior periods. There was no cumulative effect adjustment at adoption.  The Company also elected certain practical expedients within the standard and did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases and did not reassess any initial direct costs for existing leases.  Prior to adoption, all of the Company’s leases were classified as operating leases and remain operating leases at adoption. The implementation of the new standard resulted in recognition of a right-of-use asset and offsetting lease liability of $5.6 million for leases existing at the date of adoption.

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

The following tables present information about the Company’s leases at the dates indicated:

(Dollars in thousands)	September 30, 2019
Lease liability	$5,188
Right-of-use asset	$5,180
Weighted average remaining lease term	8.98 years
Weighted average discount rate	3.54%

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Lease Expense
Operating lease expense	$200	NR*	$610	NR*
Short-term lease expense	5	NR*	11	NR*
Total lease expense	$205	$175	$621	$521

Cash paid for amounts included in lease liabilities	$165	NR*	$533	NR*

*Not reportable

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability at September 30, 2019:

(In thousands)
Undiscounted Cash Flow	September 30, 2019
Three months ending December 31, 2019	$111
Twelve months ending December 31, 2020	670
Twelve months ending December 31, 2021	682
Twelve months ending December 31, 2022	694
Twelve months ending December 31, 2023	707
Twelve months ending December 31, 2024	646
Thereafter	2,603
Total undiscounted cash flows	$6,113
Less: Discount	(925)
Lease liability	$5,188

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

The Bank’s operations are influenced by general economic conditions and by related monetary and fiscal policies of regulatory agencies, including the Federal Reserve. As a Virginia-chartered bank and a member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rate environment and its impact on local demand and the availability of funds. The Bank faces strong competition in the attraction of deposits, its primary source of lendable funds, and in the origination of loans.

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

The Company employs an independent outsourced loan review function, which annually substantiates and/or adjusts internally generated risk ratings. This independent review function reports directly to the Company’s Board of Directors’ audit committee, and the results of this review are factored into the calculation of the allowance for loan losses.

OTHER-THAN-TEMPORARY IMPAIRMENT (“OTTI”) FOR SECURITIES. Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no OTTI. If there is a credit loss, OTTI exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). For equity securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until recovery of fair value. OTTI of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for OTTI based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

Net income increased 55.81% to $2.1 million, or $0.54 per diluted share, for the third quarter of 2019, compared with net income of $1.3 million, or $0.35 per diluted share, for the third quarter of 2018.  Net income increased 15.04% to $5.2 million, or $1.38 per diluted share, for the nine months ended September 30, 2019, compared with $4.6 million, or $1.21 per diluted share, for the nine months ended September 30, 2018.

For the third quarter of 2019, return on average equity (“ROE”) and return on average assets (“ROA”) were 12.46% and 1.14%, respectively, compared with 8.96% and 0.79% for the third quarter of 2018, respectively.  ROE was 11.10% and 10.66% for the nine months ended September 30, 2019 and 2018, respectively, and ROA was 1.00% and 0.93% for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company had total assets of $726.3 million compared with $730.8 million at December 31, 2018, net loans of $539.8 million at September 30, 2019 compared with $544.2 million at December 31, 2018 and total deposits of $614.0 million at September 30, 2019 compared with $635.6 million at December 31, 2018.  Assets under WMS management were $443.7 million in market value at September 30, 2019 compared with $325.5 million at December 31, 2018.

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

The Bank’s nonperforming assets were $6.7 million or 0.92% of total assets at September 30, 2019 compared with $7.9 million or 1.09% of total assets at December 31, 2018. Nonaccrual loans were $1.9 million or 0.36% of total loans at September 30, 2019 compared with $2.0 million or 0.36% of total loans at December 31, 2018.  The allowance for loan losses was $5.4 million or 0.99% of total loans at September 30, 2019 compared with $5.2 million or 0.94% of total loans at December 31, 2018.

OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

NET INTEREST INCOME AND EXPENSE

Net interest income increased $350,000 or 5.99% to $6.2 million for the third quarter of 2019 from $5.8 million for the third quarter of 2018.  The Company’s net interest margin decreased to 3.73% in the third quarter of 2019 from 3.81% in the third quarter of 2018.  Net interest income increased $995,000 or 5.71% to $18.4 million for the nine months ended September 30, 2019 from $17.4 million for the nine months ended September 30, 2018.  The Company’s net interest margin decreased to  3.78% for the nine months ended September 30, 2019 compared with 3.81% for the  nine months ended September 30, 2018.

Interest income increased $668,000 or 9.98% to $7.4 million for the third quarter of 2019 from $6.7 million for the third quarter of 2018.  Interest income increased $2.2 million or 11.31% to $21.8 million for the nine months ended September 30, 2019 from $19.6 million for the nine months ended September 30, 2018.  These increases were due to higher average balances and yields on earning assets for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018.  The yield on earning assets increased 6 basis points from 4.37% during the third quarter of 2018 to 4.43% during the third quarter of 2019.  The yield on earning assets increased 19 basis points from 4.29% during the nine months ended September 30, 2018 compared with 4.48% during the nine months ended September 30, 2019.  The changes in earning assets were:

•

Average balances for loans increased $25.6 million from $519.7 million for the third quarter of 2018 to $545.3 million for the third quarter of 2019.  Average balances for loans increased $35.0 million from $510.3 million for the nine months ended September 30, 2018 to $545.3 million for the nine months ended September 30, 2019.  As a result of increasing balances, loan pricing strategies and the current interest rate environment, the tax equivalent yield increased 18 basis points to 4.84% for the third quarter of 2019, compared with 4.66% for the third quarter of 2018 and increased 18 basis points to 4.85% for the nine months ended September 30, 2019, compared with 4.67% for the nine months ended September 30, 2018.

•

Average balances for securities decreased $1.2 million from $76.3 million for the third quarter of 2018 to $75.1 million for the third quarter of 2019.  Average balances for securities decreased $1.2 million from $74.6 million for the nine months ended September 30, 2018 to $73.4 million for the nine months ended September 30, 2019.  The tax equivalent yield decreased 10 basis points to 2.81% for the third quarter of 2019 compared with 2.91% for the third quarter of 2018.  The tax equivalent yield increased 5 basis points to 2.82% for the nine months ended September 30, 2019 compared with 2.77% for the nine months ended September 30, 2018.  The changes in yields on securities for the third quarter and for the nine months ended September 30, 2019 was primarily due to relative changes in market interest rates.

•

Average balances for deposits in other banks increased to $41.5 million for the third quarter of 2019 from $14.8 million for the third quarter of 2018.  Average balances for deposits in other banks increased to $34.8 million for the nine months ended September 30, 2019 from $28.6 million for the nine months ended September 30, 2018.  These changes are primarily due to changes in retail deposit balances during the related periods.

Interest expense increased $318,000 or 37.28% from $853,000 for the third quarter of 2018 to $1.2 million for the third quarter of 2019.  Interest expense increased $1.2 million or 55.77% from $2.2 million for the nine months ended September 30, 2018 to $3.4 million for the nine months ended September 30, 2019.  These changes were primarily due to increases in volume and average rates paid for interest-bearing deposit accounts and rates paid for FHLB advances.  The average rate on total interest-bearing liabilities increased to 0.91% for the third quarter of 2019 from 0.71% for the third quarter of 2018 and increased to 0.90% for the nine months ended September 30, 2019 from 0.61% for the nine months ended September 30, 2018.

•

Average balances for interest-bearing deposits increased $30.6 million from $447.2 million for the third quarter of 2018 to $477.7 million for the third quarter of 2019.  Average balances for interest-bearing deposits increased $28.4 million from $449.6 million for the nine months ended September 30, 2018 to $478.0 million for the nine months ended September 30, 2019.  Interest paid on deposits increased from $635,000 for the third quarter of 2018 to $930,000 for the third quarter of 2019 and increased from $1.6 million for the nine months ended September 30, 2018 to $2.7 million for the nine months ended September 30, 2019.

•

Average balances on borrowings increased from $29.4 million for the third quarter of 2018 to $33.9 million for the third quarter of 2019.  Average balances on borrowings increased from $29.3 million for the nine months ended September 30, 2018 to $31.7 million for the nine months ended September 30, 2019.  Interest expense on borrowings was $241,000 for the third quarter of 2019 compared with $218,000 for the third quarter of 2018.  Interest expense on borrowings was $686,000 for the nine months ended September 30, 2019 compared with $560,000 for the nine months ended September 30, 2018.

The following table sets forth information, for the periods indicated, relating to the Company’s average balance sheet which reflects the average yield on assets, average cost of liabilities and average yields and rates paid. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively.

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$543,101	$6,651	4.86%	$517,148	$6,110	4.69%
Nonaccrual (1)	2,188	-	-	2,574	-	-
Total loans	545,289	6,651	4.84%	519,722	6,110	4.66%
Securities
Taxable	61,138	412	2.72%	62,241	438	2.81%
Tax-exempt (2)	14,010	113	3.21%	14,071	118	3.36%
Total securities	75,148	525	2.81%	76,312	556	2.91%
Deposits in other banks	41,539	210	2.00%	14,778	53	1.42%
Federal funds sold	14	-	2.15%	15	-	1.87%
Total earning assets	661,990	7,386	4.43%	610,827	6,719	4.37%
Less: Allowance for loan losses	(5,550)			(5,145)
Total nonearning assets	57,298			51,996
Total Assets	$713,738			$657,678
Liabilities and Shareholders’ Equity
Deposits
Demand	$124,507			$116,376
Interest-bearing
NOW	221,881	$233	0.42%	223,231	$228	0.41%
Money market	77,193	162	0.84%	62,667	102	0.65%
Savings	87,529	72	0.33%	89,728	68	0.30%
Time deposits	91,122	463	2.01%	71,547	237	1.31%
Total interest-bearing deposits	477,725	930	0.77%	447,173	635	0.56%
Federal funds purchased	-	-	-	2,728	16	2.29%
FHLB advances	29,727	190	2.54%	22,570	152	2.66%
Junior subordinated debt	4,124	51	4.83%	4,124	50	4.83%
Total interest-bearing liabilities	511,576	1,171	0.91%	476,595	853	0.71%
Other liabilities	12,313			6,436
Shareholders’ equity	65,342			58,271
Total Liabilities & Shareholders’ Equity	$713,738			$657,678
Net interest income (tax-equivalent basis)		$6,215	3.52%		$5,866	3.66%
Less: tax-equivalent adjustment		(24)			(25)
Net interest income		$6,191			$5,841
Interest expense as a percent of average earning assets			0.70%			0.55%
Net interest margin			3.73%			3.81%

(1)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
(2)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$543,248	$19,795	4.87%	$507,332	$17,813	4.69%
Nonaccrual (1)	2,034	-	-	2,961	-	-
Total loans	545,282	19,795	4.85%	510,293	17,813	4.67%
Securities
Taxable	59,888	1,216	2.72%	60,496	1,196	2.64%
Tax-exempt (2)	13,520	333	3.28%	14,139	357	3.37%
Total securities	73,408	1,549	2.82%	74,635	1,553	2.77%
Deposits in other banks	34,818	547	2.10%	28,595	313	1.46%
Federal funds sold	14	-	2.56%	13	-	1.66%
Total earning assets	653,522	21,891	4.48%	613,536	19,679	4.29%
Less: Allowance for loan losses	(5,426)			(5,307)
Total nonearning assets	56,788			50,733
Total Assets	$704,884			$658,962
Liabilities and Shareholders' Equity
Deposits
Demand	$119,723			$116,988
Interest-bearing
NOW	228,463	$787	0.46%	230,973	$604	0.35%
Money market	73,398	451	0.82%	57,738	198	0.46%
Savings	87,720	227	0.35%	89,373	158	0.24%
Time	88,407	1,262	1.91%	71,547	671	1.26%
Total interest-bearing deposits	477,988	2,727	0.76%	449,631	1,631	0.49%
Federal funds purchased	660	14	2.90%	2,458	40	2.15%
FHLB advances	26,953	523	2.59%	22,694	371	2.19%
Junior subordinated debt	4,124	149	4.83%	4,124	149	4.83%
Total interest-bearing liabilities	509,725	3,413	0.90%	478,907	2,191	0.61%
Other liabilities	12,243			5,873
Shareholders' equity	63,193			57,194
Total Liabilities & Shareholders' Equity	$704,884			$658,962
Net interest income (tax equivalent basis)		$18,478	3.58%		$17,488	3.68%
Less: tax equivalent adjustment		(70)			(75)
Net interest income		$18,408			$17,413
Interest expense as a percent of average earning assets			0.70%			0.48%
Net interest margin			3.78%			3.81%

(1)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
(2)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.

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

	Three Months Ended September 30, 2019 Compared to September 30, 2018
(In thousands)	Change	Due to Volume	Due to Rate
Interest Income
Loans
Taxable	$541	$310	$231
Securities
Taxable	(26)	(8)	(18)
Tax-exempt (1)	(5)	-	(5)
Deposits in other banks	157	96	61
Total interest income	667	398	269
Interest Expense
NOW	5	(2)	7
Money market	60	23	37
Savings	4	(2)	6
Time deposits	226	65	161
Federal funds purchased	(16)	(16)	-
FHLB advances	38	48	(10)
Junior subordinated debt	1	-	1
Total interest expense	318	116	202
Net interest income	$349	$282	$67

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.

	For the Nine Months Ended September 30, 2019 Compared to September 30, 2018
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans
Taxable	$1,982	$1,261	$721
Securities
Taxable	20	(12)	32
Tax-exempt (1)	(24)	(16)	(8)
Deposits in other banks	234	68	166
Total Interest Income	2,212	1,301	911
Interest Expense
NOW	183	(7)	190
Money market	253	53	200
Savings	69	(2)	71
Time	591	158	433
Federal funds purchased	(26)	(29)	3
FHLB advances	152	70	82
Junior subordinated debt	-	-	-
Total Interest Expense	1,222	243	979
Net Interest Income	$990	$1,058	$(68)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses for the third quarter of 2019 compared with $195,000 for the third quarter of 2018.  This level of provision for loan losses for the third quarter of 2019 was primarily due to limited loan growth, changes in historical charge-off factors and improved asset quality.  The provision for loan losses was $255,000 for the nine months ended September 30, 2019 compared with $507,000 for the nine months ended September 30, 2018.  This level of provision for loan losses for the nine months ended September 30, 2019 was primarily due to loan growth, portfolio composition, and improved asset quality.

The amount of the provision for loan loss is based upon management’s evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the loan portfolio, trends in the Bank’s delinquent and nonperforming loans, estimated values of collateral, and the impact of economic conditions. The loss history and prolonged changes in portfolio delinquency trends by loan category, and changes in economic trends are also considered in determining the allowance. There can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts in the provision for loan losses will not be required in future periods.

NONINTEREST INCOME

Noninterest income increased $286,000 to $1.6 million for the third quarter of 2019 from $1.3 million for the third quarter of 2018.  Noninterest income decreased $324,000 to $4.5 million for the nine months ended September 30, 2019 from $4.8 million for the nine months ended September 30, 2018.  The following summarizes noninterest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Noninterest income
Trust and estate fees	$442	$379	$63	16.62%	$1,285	$1,154	$131	11.35%
Brokerage fees	115	45	70	155.56%	333	132	201	152.27%
Service charges on deposit accounts	382	413	(31)	(7.51)%	1,142	1,261	(119)	(9.44)%
Interchange fee income, net	394	319	75	23.51%	979	931	48	5.16%
Bank-owned life insurance	92	91	1	1.10%	275	271	4	1.48%
Other income	188	44	144	327.27%	392	168	224	133.33%
Gain on sale/call of securities available for sale	-	-	-	-	79	838	(759)	(90.57)%
Gain (loss) on sale of mortgage loans held for sale, net	(3)	33	(36)	(109.09)%	2	56	(54)	(96.43)%
Total noninterest income	$1,610	$1,324	$286	21.60%	$4,487	$4,811	$(324)	(6.73)%

The primary changes in noninterest income were:

•

Trust, estate and brokerage fee income increased for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018 due to the overall increase in assets under management and the increase in production from brokerage services.

•

Net interchange fee income is derived from transaction volume.  The changes in balances for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018  are attributed to increased customer transaction volume.  Volume can vary over any given period of time, can be seasonal in nature and is difficult to predict due to the customer behavior.

•

Other income for the three and nine months ended September 30, 2019 increased compared with the three and nine months ended September 30, 2018 as a result of the gain recognized from the sale of property, income received from the sale of an equity ownership in Infinex Investments, Inc. and income received from contract negotiations with a new broker/dealer that is being recognized over the life of the contract.

•

During 2018, the gain on calls of securities available for sale was the result of calls of two pooled trust preferred securities.  During 2019, the net gain on sales of securities available for sale was the result of reallocation of the portfolio to align with the Company’s current investment goals.

NONINTEREST EXPENSE

Noninterest expense decreased $65,000 to $5.4 million for the third quarter of 2019 from $5.5 million for the third quarter of 2018.  Noninterest expense increased $104,000 to $16.6 million for the nine months ended September 30, 2019 from $16.5 million for the nine months ended September 30, 2018.  The following summarizes noninterest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Noninterest Expenses
Salaries and benefits	$3,035	$2,999	$36	1.20%	$8,968	$8,937	$31	0.35%
Occupancy	561	599	(38)	(6.34)%	1,781	1,770	11	0.62%
Furniture and equipment	269	243	26	10.70%	827	760	67	8.82%
Marketing and business development	129	190	(61)	(32.11)%	487	468	19	4.06%
Legal, audit and consulting	270	263	7	2.66%	801	763	38	4.98%
Data processing	353	360	(7)	(1.94)%	1,031	961	70	7.28%
Federal Deposit Insurance Corporation assessment	-	86	(86)	(100.00)%	187	279	(92)	(32.97)%
Other operating expenses	802	744	58	7.80%	2,561	2,601	(40)	(1.54)%
Total noninterest expenses	$5,419	$5,484	$(65)	(1.19)%	$16,643	$16,539	$104	0.63%

The primary changes in noninterest expense were:

•	Marketing and business development expenses decreased for the third quarter of 2019 compared with 2018 due primarily to timing differences in marketing campaigns and continued management of expenses.
•

Federal Deposit Insurance Corporation assessments decreased for the three and nine months ended September 30, 2019 and 2018 as the result of the Small Bank Assessment Credit of $87,000.  This credit is the result of the portion of the Company’s assessments that contributed to the growth in the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%.  The total credit the Company received was $162,000, of which the remaining $75,000 will be applied in future periods.

INCOME TAXES

Income tax expense was $330,000 and $169,000 for the third quarter of 2019 and 2018, respectively, resulting in an effective tax rate of 13.85% and 11.37%, respectively.  Income tax expense was $749,000 and $616,000 for the nine months ended September 30, 2019 and 2018, respectively, resulting in an effective tax rate of 12.49% and 11.90%, respectively.  The effective tax rate differed from the statutory federal income tax rate of 21% due to the Bank’s investment in tax-exempt securities, income from Bank-owned life insurance policies, and community development tax credits. The Company’s estimated tax credits were $414,000 and $378,000 for nine months ended September 30, 2019 and 2018, respectively.

FINANCIAL CONDITION AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

Total assets were $726.3 million at September 30, 2019 compared with $730.8 million at December 31, 2018. Total liabilities were $660.4 million at September 30, 2019 compared with $670.8 million at December 31, 2018.  Total shareholders’ equity was $66.0 million at September 30, 2019 compared with $60.0 million at December 31, 2018.

•	Net loans decreased $4.4 million primarily due to the competitive lending landscape, soft loan demand, early payoffs in the commercial real estate and 1 – 4 family residential portfolios.

•

Total deposits decreased $21.6  million, primarily in interest-bearing checking accounts due to a single customer and its related transactions.  Subsequent to the third quarter of 2019, the Company paid $10.2 million in maturing brokered deposits with an average yield of 2.65%.

•	Total FHLB advances increased $5.9 million to partially offset the decline in deposits for the period.

ASSET QUALITY

Nonperforming assets, which include nonperforming loans and other real estate owned, were $6.7 million at September 30, 2019 compared with $7.9 million at December 31, 2018.  Factors contributing to the changes in nonperforming assets were:

•

Nonaccrual loans were $1.9 million at September 30, 2019 and $2.0 million at December 31, 2018.  Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more, unless the loans are well secured and in the process of collection. Any unpaid interest previously accrued on such loans is reversed from income. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction to the loan principal balance.

•

Loans 90+ days past due and accruing interest were $867,000 at September 30, 2019 compared with $1.2 million at December 31, 2018, all of which were student loans that were 90+ days past due and accruing and have a 98% guarantee by the U.S. Department of Education.

•

Restructured loans that are not on nonaccrual status were $2.5 million at September 30, 2019 compared with $3.4 million at December 31, 2018.  Changes in balances represent principal curtailments on several loans during the period.

The following table sets forth certain information with respect of the Company’s nonperforming assets:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Nonaccrual loans	$1,941	$1,993
Restructured loans still accruing	2,518	3,361
Loans 90+ days past due and accruing	867	1,227
Total nonperforming loans	5,326	6,581
Other real estate owned, net	1,356	1,356
Total nonperforming assets	$6,682	$7,937

Allowance for loan losses	$5,395	$5,176
Allowance for loan losses to total loans	0.99%	0.94%
Nonaccrual loans to total loans	0.36%	0.36%
Allowance for loan losses to nonperforming loans	101.30%	78.65%
Nonperforming loans to total loans	0.98%	1.20%
Nonperforming assets to total assets	0.92%	1.09%

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

Management believes the Bank satisfies all capital adequacy requirements to which it was subject as of September 30, 2019 and December 31, 2018 and is considered “well capitalized” as defined by the regulatory authorities.  The following table provides information on the regulatory capital ratios for the Bank at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Tier 1 Capital:
Common equity	$69,821	$63,410
Unrealized (gain) loss on securities available for sale, net	(1,418)	848
Unrealized benefit obligation for supplemental retirement plans	(139)	(139)
Total Common equity tier 1 capital	68,264	64,119
Tier 2 Capital:
Allowable allowance for loan losses	5,395	5,176
Total Capital:	$73,659	$69,295
Risk Weighted Assets:	$536,427	$539,180
Regulatory Capital Ratios:
Leverage Ratio	9.59%	9.39%
Common Equity Tier 1 Capital Ratio	12.73%	11.89%
Tier 1 Capital Ratio	12.73%	11.89%
Total Capital Ratio	13.73%	12.85%

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold, and unencumbered securities classified as available for sale.  At September 30, 2019, liquid assets totaled $115.1 million, or 15.8% of total assets and 17.4% of total liabilities. Securities provide a constant source of liquidity through paydowns and maturities.  The Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity and the Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures. Management monitors the liquidity position regularly and attempts to maintain a position, which utilizes available funds most efficiently. As a result, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

CONTRACTUAL OBLIGATIONS

As of September 30, 2019, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2019, the Company’s Board of Directors authorized the Company to repurchase up to 113,215 shares (3% of common stock outstanding on January 1, 2019) beginning January 17, 2019 and continuing until the next Board reset.  During the nine months ended September 30, 2019, 960 shares of common stock were repurchased at an average price of $21.27 per share.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 112,255 shares of the Company’s common stock as of September 30, 2019.

Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual timing, number, and value of shares repurchased under the program will be determined by management.

	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under a plan

July 31, 2019	-	$-	-	112,255
August 31, 2019	-	-	-	112,255
September 30, 2019	-	-	-	112,255
Total	-	$-	-	112,255

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

101

The following materials from the Company’s Form 10-Q Report for the quarterly period ended September 30, 2019, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By: /s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated: November 1, 2019

By: /s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 1, 2019