Form 10-K
period 2019-12-31
FAUQUIER BANKSHARES, INC.
filed 2020-03-06
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File No.: 000-25805

Fauquier Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1288193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Courthouse Square, Warrenton, Virginia	20186
(Address of principal executive offices)	(Zip Code)

(540) 347-2700

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $3.13 per share	FBSS	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant at June 30, 2019, was $76.9 million.

The registrant had 3,794,725 shares of common stock outstanding as of March 6, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

The revenues of the Bank are primarily derived from interest and fees received on loans, and from interest and dividends from investment securities.  The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). Additional revenues are derived from fees for deposit and WMS related services.

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

The Bank’s general market area for lending consists of Fauquier and Prince William Counties, Virginia and neighboring communities. There is no assurance that this area will experience economic growth. Deteriorating economic conditions, as well as declines in the market value of local commercial and/or residential real estate, may have an adverse effect on the Company and the Bank.

The Bank’s loan portfolio includes the following segments: commercial and industrial, commercial real estate, construction and land, consumer and student, residential real estate and home equity lines of credit.

COMMERCIAL AND INDUSTRIAL LOANS

Commercial loans include loans for working capital, equipment purchases, and various other business purposes. Business assets are the primary collateral for the Bank’s commercial loan portfolio.  Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary based on financial indices and are generally payable in three to five years.

Loan originations are derived from a number of sources, including existing customers and borrowers, walk-in customers, advertising, and direct solicitation by the Bank’s loan officers. Inherent risks within this portfolio include interest rate and prepayment risks, risks resulting from uncertainties in the future value of collateral and changes in economic and industry conditions.  In particular, longer maturities increase the risk that economic conditions will change and adversely affect the Bank's ability to collect. The Bank attempts to minimize loan losses by including the debtors’ cash flow as the source of repayment and, secondarily, the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

COMMERCIAL REAL ESTATE LOANS

Loans secured by commercial real estate consist principally of commercial loans for which real estate constitutes the primary source of collateral. Commercial real estate loans generally involve a greater degree of risk because repayment may be more vulnerable to adverse conditions in the real estate market or the economy.

CONSTRUCTION AND LAND LOANS

The majority of the Bank’s construction and land loans are made to individuals to construct a primary residence. Such loans have a maximum term of twelve months, a fixed rate of interest, and loan-to-value ratios of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or some other lender, be in place prior to closing. Construction loans are generally considered to involve a higher degree of credit risk because the risk of loss is dependent largely upon the accuracy of the initial estimate of the property’s value at completion. The Bank also provides construction loans and lines of credit to developers to acquire the necessary land, develop the site and construct the residential units. Such loans generally have maximum loan-to-value ratios of 80% of the appraised value upon completion with a fixed rate of interest. The majority of these construction loans are made to selected developers for the building of single-family dwellings on either a pre-sold or speculative basis. The Bank limits the number of unsold units under construction at one time. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and that have added to the value of the project.

CONSUMER AND STUDENT LOANS

The Bank’s consumer loans include loans to individuals such as auto loans, credit card loans and overdraft loans. The Bank also has U.S. Government guaranteed student loans, which were purchased through and serviced by a third-party and have a variable rate of interest.

RESIDENTIAL REAL ESTATE LOANS

The Bank’s 1-4 family residential real estate loan portfolio primarily consists of conventional loans, generally with fixed interest rates with 15 or 30-year terms, and balloon loans with fixed interest rates, and 5, 10, or 15 year maturities utilizing amortization schedules of 30 years. The majority of the Bank’s 1-4 family residential mortgage loans are secured by properties located in the Bank’s market area.

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

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank considers interest and noninterest-bearing checking accounts, savings and money market accounts, and nonbrokered time deposits under $100,000 to be core deposits.  Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level.  The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”), to provide customers multi-million dollar FDIC insurance on certificate of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Government-sponsored corporation and agency obligations, state, county and municipal obligations, corporate obligations, and mutual funds. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds, while also providing liquidity. The Bank’s restricted investments include holdings of FHLB stock and stock of the Federal Reserve Bank of Richmond (the “Reserve Bank”).

GOVERNMENT SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary addresses certain provisions of federal and state laws that apply to the Company or the Bank. This summary does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions.

EFFECT OF GOVERNMENTAL MONETARY POLICIES. The earnings and business of the Company and the Bank are affected by the economic and monetary policies of various regulatory authorities of the United States, especially the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve, among other things, regulates the supply of credit and money and sets interest rates in order to influence general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

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

BANK REGULATION. The Bank is chartered under the laws of the Commonwealth of Virginia and is a member of the Federal Reserve System.  The Bank is subject to comprehensive regulation, examination and supervision by the Federal Reserve and the Virginia State Corporation Commission and to other laws and regulations applicable to banks. These regulations include limitations on loans to a single borrower and to the Bank’s directors, officers and employees; requirements on the opening and closing of branch offices; requirements regarding the maintenance of prescribed regulatory capital and liquidity ratios; requirements to grant credit under equal and fair conditions; and requirements to disclose the costs and terms of such credit. The FDIC insures the deposits of the Bank’s customers to the maximum extent provided by law and, as a result, the Bank is also subject to regulation by the FDIC.  The Bank’s regulators have broad enforcement powers over the Bank, including the power to impose fines and other civil or criminal penalties and to appoint a receiver in order to conserve the Bank’s assets for the benefit of depositors and other creditors.

The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Such assessment is required of any bank that has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank received a rating of “satisfactory” at its last CRA performance evaluation as of May 20, 2019.

In December 2019, the FDIC and the Office of the Comptroller of the Currency jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting.  The Company is evaluating what impact this proposed rule may have on its operations if the rule is implemented and applicable to Federal Reserve member banks.

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

The FDIC utilizes a “financial ratios method” based on the CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to reflect financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

During 2016, the FDIC raised the DIF’s minimum reserve ratio from 1.15% to 1.35%, as required by the Dodd-Frank Act.  The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks, such as the Bank, for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15% to 1.35%.  The minimum reserve ratio reached 1.35% in the third quarter of 2018.  In addition, all FDIC insured institutions were required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments continued until the Financing Corporation bonds matured in 2019.

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

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework.  The CBLR will be available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLR, as applicable).

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

To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.  As of December 31, 2019, the Bank was considered “well capitalized.”

As described above, on September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to opt into the CBLR framework.  Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% are deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The CBLR will be available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLR, as applicable).

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

FEDERAL HOME LOAN BANK OF ATLANTA. The Bank is a member of the FHLB, which provides funding to their members for making housing loans as well as loans for affordable housing and community development lending. FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to its members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the Bank. In addition, the Bank is required to pledge collateral for outstanding advances. The borrowing agreement with the FHLB provides for the pledge by the Bank of various forms of securities and commercial and mortgage loans as collateral.

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

MORTGAGE BANKING REGULATION. The Bank’s mortgage banking activities are subject to the rules and regulations of, and examination by the Department of Housing and Urban Development, the Federal Housing Administration, the Department of Veterans Affairs and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Home Ownership Equity Protection Act, the Secure and Fair Enforcement for Mortgage Licensing Act (S.A.F.E. Act), and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

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

CYBERSECURITY. Federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third-parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the financial institution fails to meet the expectations set forth in this regulatory guidance, the institution could be subject to various regulatory actions, including financial penalties, and any remediation efforts may require significant resources.

INCENTIVE COMPENSATION. Federal bank regulatory agencies issued guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2019, the Company is not aware of any instances of noncompliance with the guidance.

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

COMPETITION

The Company encounters strong competition both in making loans and in attracting deposits. In one or more aspects of its business, the Bank competes with other commercial banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, financial technology (“fintech”) companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s nonbank competitors are not subject to the same level of federal regulation that governs bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking institutions tend to compete based primarily on price and the number and location of branches while smaller financial institutions tend to compete primarily on price and personal service.

EMPLOYEES

As of December 31, 2019, the Company and the Bank employed approximately 141 full-time equivalent employees. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

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

The Company’s transfer agent and registrar is American Stock Transfer & Trust Company, LLC and can be contacted by writing to 6201 15th Avenue, Brooklyn, New York 11209 or by phone 800-937-5449. Their website is www.astfinancial.com.

ITEM 1A. RISK FACTORS

The Company is subject to interest rate risk and fluctuations in interest rates may negatively affect its financial performance.

The Company’s profitability depends, in part, on its net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect the Company’s net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. The Company is unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond the Company’s control. Management believes that the Company’s current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.  The Company expects continued pressure on its net interest margin due to continued low market rates and intense competition for loans and deposits from both local and national financial institutions.  Continued pressure on net interest margin could adversely affect the Company’s financial condition and results of operations.

The Company’s business is subject to various lending and other economic risks that could adversely affect its financial condition and results of operations.

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

Adverse changes in economic conditions in the Company’s market areas or adverse conditions in industries on which such markets are dependent could adversely affect the Company’s financial condition and results of operations.

The Company provides full service banking and other financial services in Fauquier and Prince William counties in Virginia. The Company’s loan and deposit activities are directly affected by economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, and housing market conditions. Adverse developments in any of these factors could result in, among other things, a decline in loan demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect the Company’s financial condition and results of operations.

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

The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report and control the risks it faces including, but not limited to, interest rate, credit, liquidity, operational, reputation, legal, compliance, economic and litigation risk. Although the risk management program is assessed on an ongoing basis, the Company gives no assurance that the risk management framework and related controls will effectively mitigate the risks listed above or limit losses that may occur. If the Company’s risk management program or controls do not function effectively, the Company’s financial condition and results of operations may be adversely affected.

Competition from other financial institutions and financial intermediaries may adversely affect the Company’s profitability.

The Company faces competition in originating loans and in attracting deposits principally from other banks, mortgage banking companies, consumer finance companies, savings associations, credit unions, brokerage firms, insurance companies, fintech companies and other institutional lenders and purchasers of loans. Advancements in technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. In particular, the activity of fintech companies has grown significantly over recent years and is expected to continue to grow. Fintech companies have and may continue to offer bank or bank-like products and some fintech companies have applied for bank charters. Other fintech companies have partnered with existing banks to allow them to offer deposit products to their customers. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions may be able to offer the same loan products and services that the Company offers at more competitive rates and prices. Increased competition could require the Company to increase the rates paid on deposits or lower the rates offered on loans, which could adversely affect profitability.

The Bank may be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) index in the future.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. As a result, the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, it is impossible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is impossible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what effects any such changes in views or alternatives may have on the markets for LIBOR-indexed financial instruments.

Regulators, industry groups, and others have, among other things, published recommended replacement language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating rate instruments. There is not yet any consensus on what recommendations and proposals will be broadly accepted.

The Company has loans and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition could change the Company’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with customers could adversely impact the Company’s reputation. Although the Company is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have an adverse effect on the Company’s financial condition and results of operations.

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

If the Company’s allowance for loan losses becomes inadequate, its financial condition and results of operations may be adversely affected.

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

In addition, the adoption of Accounting Standards Update (“ASU”) No. 2016-13, as amended, could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As a smaller reporting company, the Company has elected to defer adoption of ASU No. 2016-13 until January 1, 2023.  For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 1 “Nature of Banking Activities and Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10‑K. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect the Company’s financial condition and results of operations.

Nonperforming assets adversely affect net income in various ways. The Company does not record interest income on nonaccruing loans, which adversely affects income and increases credit administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in, or negative adjustments in, the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s financial condition and results of operations. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid increases in nonperforming assets in the future.

The Company’s real estate lending business can result in increased costs associated with other real estate owned (“OREO”).

Because the Company originates loans secured by real estate, the Company may have to foreclose on the collateral property and may thereafter own and operate such property.  The amount that may be realized after a default is dependent upon factors outside of the Company’s control, including, but not limited to, general or local economic conditions, environmental cleanup liability, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, and supply of and demand for properties. Certain expenditures associated with the ownership of income-producing real estate, principally real estate taxes and maintenance costs, may adversely affect the net cash flows generated by the real estate. Therefore, the cost of operating income-producing real property may exceed the rental income earned, if any, from such property, and the Company may have to advance funds in order to protect its investment or may be required to dispose of the real property at a loss.

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

The Company’s business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. If deposit levels fall, the Company could lose a relatively low-cost source of funding and interest expense would likely increase as alternative funding to replace lost deposits may be necessary. If local customer deposits are not sufficient to fund the Company’s normal operations and growth, the Company will look to outside sources, such as borrowings from the FHLB, which is a secured funding source. The Company’s ability to access borrowings from the FHLB will be dependent upon whether and the extent to which collateral to secure FHLB borrowings can be provided. The Company may also look to federal funds purchased and brokered deposits.  The Company may also seek to raise funds through the issuance of shares of its common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If the Company is unable to access funding sufficient to support business operations and growth strategies or is only able to access such funding on unattractive terms, the Company may not be able to implement its business strategies which may negatively affect financial performance.

The Company’s operations may be adversely affected by cybersecurity risks.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

In addition, multiple major U.S. retailers have experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information and other financial or privileged data. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although the Company’s systems are not breached in retailer incursions, these events can cause it to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Company and its customers. In some cases, the Company may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.  Additionally, in recent years banking regulators have focused on the responsibilities of financial institutions to supervise vendors and other third-party service providers.  The Company may have to dedicate significant resources to manage risks and regulatory burdens, including the Company’s data processing and cybersecurity service providers.

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

The Company is technology dependent and an inability to invest in technological improvements may adversely affect its financial condition and results of operations.

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

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company’s financial condition and results of operations.

Effective internal and disclosure controls are necessary to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company.  As part of the Company’s ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Any failure to maintain effective controls or to timely effect any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation or cause investors to lose confidence in the Company’s reported financial information, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Compliance with laws, regulations and supervisory guidance, both new and existing, may adversely affect the Company’s financial condition and results of operations.

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

The CFPB is reshaping the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service.  Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Company by virtue of the adoption of such policies and best practices by the Federal Reserve and the FDIC.  Further, the CFPB may include its own examiners in regulatory examinations by the Company’s primary regulators. The total costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to consumer products and services have yet to be determined in their entirety.  However, these costs, limitations and restrictions are producing, and may continue to produce, significant, material effects on the Company’s financial condition and results of operations.

Regulatory capital standards, including the Basel III Capital Rules, require the Company and the Bank to maintain higher levels of capital and liquid assets, which could adversely affect the Company’s profitability and return on equity.

The Basel III Capital Rules and related changes to the standardized calculations of risk-weighted assets are complex and created additional compliance burdens, especially for community banks. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations.  While the Company is exempt from these capital requirements under the SBHC Policy Statement, the Bank is not exempt and must comply.  The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act.  Satisfying capital requirements may require the Company or the Bank to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect its business, financial condition and results of operations.  The EGRRCPA amended the Dodd-Frank Act to, among other things, provide relief from certain of these requirements.  The Company does not expect the EGRRCPA and the related rulemakings to materially reduce the impact of capital requirements on its business.

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

Although the Company’s common stock is listed for trading on the Nasdaq Capital Market, the trading volume may be lower than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the potential for lower relative trading volume, significant sales of the common stock in the public market, or the perception that those sales may occur, could cause the trading price of the Company’s common stock to decline or to be lower than it otherwise might be in the absence of these sales or perceptions.

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

The Bank owns two buildings located in the Town of Warrenton at 10 Courthouse Square, Warrenton, Virginia.  These buildings house the Company’s executive offices and the Bank’s main office, loan operations, information technology and Wealth Management.

The Bank owns a building located in the Town of Warrenton at 87 W. Lee Highway, Warrenton, Virginia which houses a retail banking branch and the Bank’s deposit operations department.

The Bank owns four retail banking branches located in Fauquier County:  6464 Main Street, The Plains, Virginia; 5119 Lee Highway, New Baltimore, Virginia; 3543 Catlett Road, Catlett, Virginia; and 6207 Station Drive, Bealeton, Virginia.

The Bank owns two retail banking branches located in Prince William County:  7485 Limestone Drive, Gainesville, Virginia; 8780 Centreville Road, Manassas, Virginia.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “FBSS”. As of March 6, 2020, there were 3,794,725 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 325 holders of record. As of March 6, 2020, the market price of the Company’s common stock was $19.03.

Dividends

The Company declared a quarterly cash dividend of $0.12 per share in the first, second and third quarters of 2019.  In the fourth quarter of 2019, the Company declared a quarterly cash dividend of $0.125 per share.  The Company declared a quarterly cash dividend of $0.12 per share in each quarter of 2018.

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

Stock Repurchases

On an annual basis, the Company’s Board of Directors authorizes the number of shares of common stock that can be repurchased. On January 16, 2020, the Board of Directors authorized the Company to repurchase up to 113,512 shares (3% of the shares of common stock outstanding on January 1, 2020) beginning January 1, 2020. During the year ended December 31, 2019, 2,170 shares of common stock were repurchased at an average price of $20.46 per share. No shares were repurchased during the fourth quarter of 2019.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
EARNINGS STATEMENT DATA:
Interest income	$29,170	$26,698	$23,320	$21,574	$21,694
Interest expense	4,520	3,233	2,049	1,843	1,962
Net interest income	24,650	23,465	21,271	19,731	19,732
Provision for (recovery of) loan losses	346	507	520	(508)	8,000
Net interest income after provision for (recovery of) loan losses	24,304	22,958	20,751	20,239	11,732
Noninterest income	5,895	5,236	5,468	5,296	6,414
Gain on sale and call of securities	79	838	-	1	4
Noninterest expense	22,454	22,151	20,844	20,925	20,186
Income (loss) before income taxes	7,824	6,881	5,375	4,611	(2,036)
Income taxes	1,004	746	2,879	937	(1,424)
Net income (loss)	$6,820	$6,135	$2,496	$3,674	$(612)
PER SHARE DATA:
Net income (loss) per share, basic	$1.80	$1.63	$0.66	$0.98	$(0.16)
Net income (loss) per share, diluted	$1.80	$1.62	$0.66	$0.98	$(0.16)
Cash dividends	$0.485	$0.48	$0.48	$0.48	$0.48
Weighted average shares outstanding, basic	3,783,322	3,772,421	3,764,690	3,753,757	3,742,725
Weighted average shares outstanding, diluted	3,790,718	3,779,366	3,773,010	3,763,929	3,742,725
Book value	$17.74	$15.90	$14.92	$14.51	$14.06
BALANCE SHEET DATA:
Total assets	$722,171	$730,805	$644,613	$624,445	$601,400
Loans, net	544,999	544,188	497,705	458,608	442,669
Securities, including restricted investments	81,799	74,124	73,699	51,755	56,510
Deposits	622,155	635,638	570,023	546,157	524,294
Shareholders' equity	67,122	60,007	56,142	54,451	52,633
PERFORMANCE RATIOS:
Net interest margin(1)	3.74%	3.81%	3.66%	3.50%	3.62%
Return (loss) on average assets	0.96%	0.92%	0.39%	0.60%	(0.10%)
Return (loss) on average equity	10.64%	10.64%	4.44%	6.82%	(1.09%)
Dividend payout	26.94%	29.63%	72.44%	49.07%	(293.79%)
Efficiency ratio(2)	73.05%	76.68%	76.80%	82.36%	75.50%
ASSET QUALITY RATIOS:
Allowance for loan losses to total loans	0.95%	0.94%	1.01%	0.98%	0.94%
Allowance for loan losses to nonperforming loans	102.57%	78.65%	56.43%	38.72%	41.28%
Nonperforming assets to total assets	0.89%	1.09%	1.61%	2.09%	1.91%
Nonaccrual loans to total loans	0.18%	0.36%	0.63%	0.76%	0.41%
Net charge-offs (recoveries) to average loans	0.05%	0.08%	(0.01%)	(0.19%)	2.04%
CAPITAL RATIOS:
Leverage	9.40%	9.39%	9.17%	9.23%	9.13%
Common equity Tier 1 capital ratio	12.58%	11.89%	11.43%	12.22%	11.64%
Tier 1 capital ratio	12.58%	11.89%	11.43%	12.22%	11.64%
Total capital ratio	13.54%	12.85%	12.41%	13.17%	12.53%

(1)	Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company’s net yield on its earning assets.
(2)	Efficiency ratio is computed by dividing noninterest expense by the sum of fully taxable equivalent net interest income and fully taxable equivalent noninterest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although the Company believes its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these plans, intentions or expectations will be achieved.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, the quality or composition of the loan or investment portfolios, the value of the collateral securing loans in the portfolio, demand for loan products, deposit flows, the level of net charge-offs on loans and the adequacy of the allowance for loan losses, competition, demand for financial services in the Company’s market area, the Company’s plans to increase market share, mergers, acquisitions and dispositions, cybersecurity threats or attacks, and tax and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect the Company’s position as of the date of this report.

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

ALLOWANCE FOR LOAN LOSSES. The Company establishes the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when it is believed that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the Annual Report Form on 10-K for the year ended December 31, 2019, provides additional information related to the allowance for loan losses.

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

Future trends regarding net interest income are dependent on the absolute level of market interest rates, the shape of the yield curve, the amount of lost income from nonperforming assets, loan prepayments, the mix and amount of various deposit types, and many other factors, as well as the overall volume of interest-earning assets. Many of these factors are individually difficult to predict, and when factored together, the uncertainty of future trends compounds. Based on management’s current projections, net interest income may increase in 2020 with the projected growth of average loans, but this may be offset in part or in whole by a possible contraction in the Company’s net interest margin resulting from the prolonged historically low levels in market interest rates. The Company is also subject to a decline in net interest income due to competitive market conditions and/or a flat or inverted yield curve. A steeper yield curve is projected to result in an increase in net interest income, while a flatter or inverted yield curve is projected to result in a decrease in net interest income.

For the year ended December 31, 2019, the Company’s ROE and ROA were 10.64% and 0.96%, respectively, compared to 10.64% and 0.92%, respectively, for the year ended December 31, 2018.

Total assets were $722.2 million on December 31, 2019 compared to $730.8 million on December 31, 2018. Net loans were $545.0   million on December 31, 2019 compared to $544.2 million on December 31, 2018. Total deposits were $622.2 million on December 31, 2019 compared to $635.6 million on December 31, 2018, respectively. Low cost transaction deposits (demand and interest checking accounts) decreased to $366.0 million on December 31, 2019, from $392.6 on December 31, 2018.

The Company had net income of $6.8 million, or $1.80 per diluted share, in 2019 compared to $6.1 million, or $1.62 per diluted share for 2018. Net interest margin was 3.74% for the year ended December 31, 2019 compared to 3.81% for the year ended December 31, 2018. Net interest income for the year ended December 31, 2019 increased $1.2 million to $24.7 million when compared to $23.5 million for the year ended December 31, 2018.

The following table presents a quarterly summary of consolidated net income for the last two years.

	For the Quarter Ended				For the Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Interest income	$7,350	$7,362	$7,279	$7,179	$7,094	$6,694	$6,540	$6,370
Interest expense	1,108	1,171	1,195	1,046	1,042	853	686	652
Net interest income	6,242	6,191	6,084	6,133	6,052	5,841	5,854	5,718
Provision for loan losses	91	-	205	50	-	195	12	300
Net interest income after provision for loan losses	6,151	6,191	5,879	6,083	6,052	5,646	5,842	5,418
Noninterest income	1,484	1,610	1,400	1,480	1,263	1,324	1,624	1,863
Noninterest expense	5,808	5,419	5,509	5,718	5,612	5,484	5,574	5,481
Income before income taxes	1,827	2,382	1,770	1,845	1,703	1,486	1,892	1,800
Income tax expense	255	330	206	213	130	169	233	214
Net income	$1,572	$2,052	$1,564	$1,632	$1,573	$1,317	$1,659	$1,586

Net income per share, basic	$0.42	$0.54	$0.41	$0.43	$0.42	$0.35	$0.44	$0.42
Net income per share, diluted	$0.42	$0.54	$0.41	$0.43	$0.42	$0.35	$0.44	$0.42

RESULTS OF OPERATIONS

NET INTEREST INCOME

2019 COMPARED WITH 2018

Net interest income increased to $24.7 million for the year ended December 31, 2019 from $23.5 million for the same period of 2018. The net interest margin was 3.74% for the year ended December 31, 2019 compared to 3.81% for the same period in 2018.

Interest income increased as the result of an overall increase in average earning assets from $619.1 million in 2018 to $660.8 million in 2019, a direct result of management’s emphasis on growing the loan and securities portfolios.  The increase of 10 basis points (“bp”) in the average yield on assets from 4.33% in 2018 to 4.43% in 2019 was primarily the result of:

•

Average loans increased $27.2 million from $517.7 million in 2018 to $544.9 million in 2019. The tax-equivalent yield on loans increased to 4.84% in 2019 compared to 4.69% in 2018. Together, interest and fee income from loans increased $2.1 million for 2019 compared with 2018.

•

Average securities increased $184,000 from $74.6 million in 2018 to $74.8 million in 2019. The tax-equivalent yield on investments remained unchanged at 2.81% in 2019 compared to 2018. Tax-equivalent interest and dividend income on securities decreased $11,000 from 2018 to 2019.

Total interest expense increased $1.3 million from $3.2 million in 2018 to $4.5 million in 2019, resulting in the average rate on total interest-bearing liabilities increasing from 0.67% in 2018 to 0.88% in 2019, due primarily to the following:

•

Average interest-bearing deposits increased $27.8 million from $454.0 million in 2018 to $481.9 million in 2019.  The average rate paid on interest-bearing deposits increased from 0.54% in 2018 to 0.75% in 2019.  This resulted in an increase in interest paid on deposits of $1.1 million from $2.4 million in 2018 to $3.6 million in 2019.

•	Average FHLB advances increased $4.3 million from $23.3 million in 2018 to $27.6 million in 2019. Interest expense on FHLB advances increased $171,000 from $541,000 in 2018 to $712,000 in 2019.

The Company believes that it will be challenging to maintain the net interest margin at its current level, even with projected loan growth during 2020, due to the declining interest rate environment.

2018 COMPARED WITH 2017

Net interest income increased to $23.5 million for the year ended December 31, 2018 from $21.3 million for the same period of 2017. The net interest margin was 3.81% for the year ended December 31, 2018 compared to 3.66% for the same period in 2017.

Interest income increased as the result of an overall increase in average earning assets from $587.7 million in 2017 to $619.1 million in 2018, a direct result of management’s emphasis on growing the loan and securities portfolios and the increase in the interest rate environment during 2018 and 2017. The increase of 33 bp in the average yield on assets from 4.00% in 2017 to 4.33% in 2018 was primarily the result of:

•

Average loans increased $46.2 million from $471.5 million in 2017 to $517.7 million in 2018. The tax-equivalent yield on loans increased to 4.69% in 2018 compared to 4.49% in 2017. Together, interest and fee income from loans increased $3.1 million for 2018 compared with 2017.

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

The following table sets forth, on a tax-equivalent basis, information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2019, 2018 and 2017 and the average yields and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively, for the periods presented.

	December 31, 2019			December 31, 2018			December 31, 2017
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$543,111	$26,398	4.86%	$514,958	$24,291	4.72%	$466,513	$21,075	4.52%
Tax-exempt (1)	-	-	-	-	-	-	2,068	108	5.24%
Nonaccrual (2)	1,834	-	-	2,770	-	-	2,953	-	-
Total loans	544,945	26,398	4.84%	517,728	24,291	4.69%	471,534	21,183	4.49%
Securities
Taxable	60,847	1,631	2.71%	60,560	1,622	2.68%	51,824	1,303	2.52%
Tax-exempt (1)	13,956	454	3.25%	14,059	474	3.37%	11,799	517	4.38%
Total securities	74,803	2,085	2.81%	74,619	2,096	2.81%	63,623	1,820	2.86%
Deposits in other banks	41,077	782	1.90%	26,777	410	1.53%	52,532	529	1.01%
Federal funds sold	14	-	2.31%	14	-	1.59%	9	-	0.94%
Total earning assets	660,839	29,265	4.43%	619,138	26,797	4.33%	587,698	23,532	4.00%
Less: Allowance for loan losses	(5,429)			(5,317)			(4,534)
Total nonearning assets	57,000			50,848			50,643
Total Assets	$712,410			$664,669			$633,807
Liabilities and Shareholders' Equity
Deposits
Demand	$121,910			$117,422			$114,910
Interest-bearing
NOW	230,081	$1,028	0.45%	231,819	$893	0.39%	233,963	$655	0.28%
Money market	78,097	645	0.83%	59,400	310	0.52%	53,660	112	0.21%
Savings	87,478	281	0.32%	89,103	235	0.26%	86,806	115	0.13%
Time deposits	86,205	1,641	1.90%	73,717	1,009	1.37%	67,716	717	1.06%
Total interest-bearing deposits	481,861	3,595	0.75%	454,039	2,447	0.54%	442,145	1,599	0.36%
Federal funds purchased	494	14	2.90%	2,044	46	2.26%	111	2	1.41%
FHLB advances	27,611	712	2.58%	23,315	541	2.32%	9,829	249	2.54%
Junior subordinated debt	4,124	199	4.83%	4,124	199	4.83%	4,124	199	4.83%
Total interest-bearing liabilities	514,090	4,520	0.88%	483,522	3,233	0.67%	456,209	2,049	0.45%
Other liabilities	12,331			6,088			6,467
Shareholders' equity	64,079			57,637			56,221
Total Liabilities and Shareholders' Equity	$712,410			$664,669			$633,807
Net interest income (tax-equivalent basis)		$24,745	3.55%		$23,564	3.66%		$21,483	3.55%
Less: tax equivalent adjustment		95			99			212
Net interest income		$24,650			$23,465			$21,271
Interest expense as a percent of average earning assets			0.68%			0.52%			0.35%
Net interest margin			3.74%			3.81%			3.66%
(1)	Income and rates on nontaxable assets are computed on a tax-equivalent basis using a federal tax rate of 21% for 2019 and 2018 and 34% for 2017.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

	2019 Compared to 2018			2018 Compared to 2017
		Due to	Due to		Due to	Due to
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Loans
Taxable	$2,107	$1,328	$779	$3,216	$2,189	$1,027
Tax-exempt (1)	-	-	-	(108)	(108)	-
Securities
Taxable	9	7	2	319	220	99
Tax-exempt (1)	(20)	(3)	(17)	(43)	99	(142)
Deposits in other banks	372	219	153	(119)	(259)	140
Total interest income	2,468	1,551	917	3,265	2,141	1,124
Interest Expense
NOW	135	(7)	142	238	(6)	244
Money market	335	98	237	198	12	186
Savings	46	(4)	50	120	3	117
Time deposits	632	171	461	292	65	227
Federal funds purchased	(32)	(35)	3	44	35	9
FHLB advances	171	99	72	292	341	(49)
Total interest expense	1,287	322	965	1,184	450	734
Net interest income	$1,181	$1,229	$(48)	$2,081	$1,691	$390
(1)	Income and rates on nontaxable assets are computed on a tax-equivalent basis using a federal tax rate of 21% for 2019 and 2018 and 34% for 2017.

NONINTEREST INCOME

	December 31,			Increase (Decrease) 2019 vs. 2018		Increase (Decrease) 2018 vs. 2017
(Dollars in thousands)	2019	2018	2017	Amount	Percent	Amount	Percent
Noninterest Income
Trust and estate fees	$1,743	$1,542	$1,528	$201	13.0%	$14	0.9%
Brokerage fees	453	180	170	273	151.7%	10	5.9%
Service charges on deposit accounts	1,522	1,706	1,926	(184)	(10.8)%	(220)	(11.4)%
Interchange fee income, net	1,305	1,252	1,299	53	4.2%	(47)	(3.6)%
Bank-owned life insurance	366	361	362	5	1.4%	(1)	(0.3)%
Gain on sale/call of securities available for sale, net	79	838	-	(759)	(90.6)%	838	-
Gain on sale of mortgage loans held for sale, net	69	37	10	32	86.5%	27	270.0%
Other income	437	158	173	279	176.6%	(15)	(8.7)%
	$5,974	$6,074	$5,468	$(100)	(1.6)%	$606	11.1%

2019 COMPARED WITH 2018

Total noninterest income decreased $100,000 from $6.1 million in 2018 to $6.0 million in 2019.  The following were the primary components of noninterest income:

•

Trust, estate and brokerage fees increased as a result of increased brokerage production and increased assets under management.  Assets under management were $455.0 million at December 31, 2019 compared to $325.5 million at December 31, 2018.

•	Service charges on deposit accounts continued to decline due to customer behavior and increased mobile banking usage.
•	Net interchange fee income remained relatively unchanged.
•

During 2019, the net gain on the sale of securities available for sale was the result of the Company’s portfolio reallocation to align with its investment goals.  During 2018, the gain on calls of securities available for sale was the result of two calls of trust preferred securities that went to auction and were settled at their par value.

•

The net gain on mortgage loans held for sale increased as a result of increased loans sold on the secondary market.  Loans originated for sale on the secondary market were $5.4 million in 2019 compared to $2.0 million in 2018.

•

Other income increased as a result of decreased net losses on partnerships, gains from the sale of property, income received from the sale of an equity ownership interest and income received from contract negotiations with a new broker/dealer which is recognized over the life of the contract.

2018 COMPARED WITH 2017

Total noninterest income increased $606,000 from $5.5 million in 2017 to $6.1 million in 2018.  The following were the primary components of noninterest income:

•	Trust and estate income remained relatively unchanged.
•	Service charges on deposit accounts decreased due to customer behavior, improved economic conditions and increased mobile banking usage.
•	Net interchange fee income remained relatively unchanged.
•	Gain on call of securities available for sale was the result of two corporate bonds that went to auction and were settled at their par value of $4.0 million.
•

The net gain on mortgage loans held for sale increased as a result of increased sales on the secondary market.  Loans originated for sale on the secondary market were $2.0 million in 2018 compared to $440,000 in 2017.

NONINTEREST EXPENSE

	December 31,			Increase (Decrease) 2019 vs. 2018		Increase (Decrease) 2018 vs. 2017
(Dollars in thousands)	2019	2018	2017	Amount	Percent	Amount	Percent
Noninterest Expenses
Salaries and benefits	$12,084	$12,108	$11,083	$(24)	(0.2)%	$1,025	9.2%
Occupancy	2,352	2,331	2,320	21	0.9%	11	0.5%
Furniture and equipment	1,050	1,012	1,154	38	3.8%	(142)	(12.3)%
Marketing and business development	648	610	476	38	6.2%	134	28.2%
Legal, audit and consulting	1,054	1,015	1,058	39	3.8%	(43)	(4.1)%
Data processing	1,381	1,292	1,254	89	6.9%	38	3.0%
Federal Deposit Insurance Corporation assessment	190	369	312	(179)	(48.5)%	57	18.3%
Prepayment penalty on early debt extinguishment	268	-	-	268	-	-	-
Other operating expenses	3,427	3,414	3,187	13	0.4%	227	7.1%
	$22,454	$22,151	$20,844	$303	1.4%	$1,307	6.3%

2019 COMPARED WITH 2018

Total noninterest expense increased $303,000 from $22.2 million in 2018 to $22.5 million in 2019. Management continues to strive for increased efficiencies through process improvements and expense monitoring.  The following were the primary components of noninterest expense:

•	While the Company’s personnel expenses was its largest noninterest expense, total salary and benefit expenses remained relatively flat.
•	Occupancy, furniture and equipment expenses remained relatively unchanged.
•	Marketing and business development expenses increased slightly as a result of advertising campaigns, business development opportunities and community support.
•	Consulting expense, which includes legal and auditing fees, remained relatively unchanged.
•	Data processing expense increased due to management’s focus on technology, data integrity, growth in accounts and transactions and information security.
•

FDIC deposit insurance assessment decreased as a result of the Small Bank Assessment Credit. This credit is the portion of the Company’s assessment that contributed to the growth in the DIF reserve ratio from 1.15% to 1.35%.

•	The Company incurred prepayment penalties on the early extinguishment of $13.0 million of FHLB advances.
•	Other operating expenses remained relatively unchanged.

2018 COMPARED WITH 2017

Total noninterest expense increased $1.3 million from $20.8 million in 2017 to $22.2 million in 2018. The primary components of noninterest expense were:

•	Salary and benefit expenses increased primarily from normal salary increases, incentive compensation and production-based commissions.
•	Net occupancy expense remained relatively unchanged, while furniture and equipment expense decreased as a result of continued expense monitoring.
•	Marketing and business development expenses increased as a result of continued business development and support for the communities in its market area.
•	Consulting expense, which includes legal and auditing fees, remained relatively unchanged.
•	Data processing expense remained relatively unchanged.
•	FDIC deposit insurance assessment remained relatively unchanged.
•	Other operating expenses increased primarily from increased education and training of its employees, state franchise taxes, telecom and managed service agreements.

INCOME TAXES

Income tax expense for 2019 was $1.0 million, resulting in an effective tax rate of 12.8%, compared with $746,000, or 10.8%, in 2018 and $2.9 million, or 53.56%, in 2017.  The effective tax rate differs from the federal statutory rate due to the Bank’s investment in tax-exempt securities, income from bank-owned life insurance and community development tax credits.  Community development tax credits were $552,000, $504,000, and $422,000 for 2019, 2018 and 2017, respectively.

Income tax expense for 2017 included the effect of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which permanently lowered the federal corporate income tax rate to 21% from the maximum rate prior to the passage of the Tax Act of 35%, effective January 1, 2018. As a result, the Company recognized a $1.7 million reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense of $1.7 million in the Company’s consolidated results of operations for 2017.

ASSET QUALITY

Loans that are separately identified as impaired are measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent and for which management has determined foreclosure is probable, impairment is based on the net realizable value of the collateral.

A loan is considered impaired when there is an identified weakness which makes it probable that the collection of all principal and interest according to the contractual terms of the loan agreement will not be made. Factors involved in determining if a loan is impaired include, but are not limited to, expected future cash flows, financial condition of the borrower, and current economic conditions.  Loans that are considered doubtful or loss generally qualify as impaired loans.

Nonperforming assets, in most cases, consist of nonaccrual loans, troubled debt restructure (“TDR”) loans, OREO, and loans that are greater than 90 days past due and accruing interest.

The following table sets forth certain information with respect to the Company’s nonperforming assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$989	$1,993	$3,180	$3,523	$1,849
TDR loans still accruing	2,471	3,361	4,182	5,305	5,495
Loans 90+ days past due and accruing	1,636	1,227	1,665	2,859	2,814
Total nonperforming loans	5,096	6,581	9,027	11,687	10,158
OREO, net	1,356	1,356	1,356	1,356	1,356
Total nonperforming assets	$6,452	$7,937	$10,383	$13,043	$11,514

Allowance for loan losses to total loans	0.95%	0.94%	1.00%	1.00%	0.90%
Nonaccrual loans to total loans	0.18%	0.36%	0.60%	0.80%	0.40%
Allowance for loan losses to nonperforming loans	102.57%	78.65%	56.40%	38.70%	41.30%
Nonperforming loans to total loans	0.93%	1.20%	1.80%	2.50%	2.30%
Nonperforming assets to total assets	0.89%	1.09%	1.60%	2.10%	1.90%

Nonperforming assets totaled $6.5 million or 0.89% of total assets at December 31, 2019 and $7.9 million or 1.09% of total assets at December 31, 2018.  The ratio of allowance for loan losses as a percentage of nonperforming loans was 102.57% and 78.65% at December 31, 2019 and 2018, respectively. Factors contributing to these changes are:

•

Nonaccrual loans were $1.0 million and $2.0 million at December 31, 2019 and 2018, respectively. The decline in nonaccrual loans during 2019 was the result of loan pay-offs in the commercial and industrial, residential real estate and home equity line of credit portfolios.

•	OREO remained unchanged at $1.4 million, consisting of one 47-acre tract of undeveloped property.
•

Loans greater than 90 or more days past due and still accruing interest totaled $1.6 million and $1.2 million at December 31, 2019 and 2018, respectively.  Included are $1.2 million in student loans at December 31, 2019 and 2018 that were greater than 90 days past due and still accruing interest. Student loans that are past due continue to accrue interest due to the 98% guaranteed by the U.S. Department of Education.

•

There were five loans in the portfolio totaling $2.5 million that were identified as TDRs at December 31, 2019 compared to six loans at $3.4 million at December 31, 2018. No loans were modified and identified as TDRs during 2019 and 2018.  At December 31, 2019, all TDRs were current and performing in accordance with the modified terms.

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

The allowance for loan losses was $5.2 million or 0.95% of total loans at December 31, 2019 compared to $5.2 million or 0.94% of total loans at December 31, 2018.  The provision for loan losses was $346,000 and $507,000 for the years ended December 31, 2019 and 2018, respectively.  Management believes that adequate loan loss reserves existed as of December 31, 2019.

Impaired loans were $3.6 million and $7.7 million at December 31, 2019 and 2018, respectively.   Reserves allocated to impaired loans were $229,000 and $403,000 at December 31, 2019 and 2018, respectively.  There are no loans, other than those disclosed above as either nonperforming or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.

The following table summarizes the Bank’s loan loss experience for the periods indicated:

	Years ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses, January 1,	$5,176	$5,094	$4,525	$4,193	$5,391
Charged-off loans:
Commercial and industrial	328	106	19	226	8,525
Commercial real estate	-	47	476	380	568
Construction and land	-	312	-	-	17
Consumer	50	14	114	46	10
Student	13	24	31	36	50
Residential real estate	-	200	51	36	167
Home equity lines of credit	-	80	-	-	50
Total loans charged-off	391	783	691	724	9,387
Recoveries:
Commercial and industrial	2	35	154	1,527	102
Commercial real estate	80	70	575	24	-
Construction and land	-	-	-	-	-
Consumer	14	4	2	10	14
Student	-	-	-	-	-
Residential real estate	-	248	6	-	52
Home equity lines of credit	-	1	3	3	21
Total loan recoveries	96	358	740	1,564	189
Net charge-offs (recoveries)	295	425	(49)	(840)	9,198
Provision for (recovery of) loan losses	346	507	520	(508)	8,000
Allowance for loan losses, December 31,	$5,227	$5,176	$5,094	$4,525	$4,193

Ratio of net charge-offs (recoveries) to average loans	0.05%	0.08%	(0.01)%	(0.19)%	2.04%

The following table allocates the allowance for loan losses to each loan portfolio segment. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

	At December 31,
	2019		2018		2017		2016		2015
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
(Dollars in thousands)
Commercial and industrial	$296	4.98%	$483	4.86%	$518	4.90%	$561	5.50%	$526	5.30%
Commercial real estate	1,788	33.06%	1,738	34.18%	1,609	35.20%	1,569	35.70%	1,162	35.80%
Construction and land	652	11.86%	635	13.00%	879	10.70%	661	10.70%	924	11.20%
Consumer	154	1.08%	145	1.01%	105	1.00%	21	0.70%	13	0.70%
Student	65	1.48%	68	1.67%	72	2.10%	76	2.80%	117	3.40%
Residential real estate	1,596	40.95%	1,311	37.49%	1,174	37.20%	943	35.10%	886	33.70%
Home equity lines of credit	326	6.59%	446	7.79%	387	8.90%	307	9.50%	356	9.90%
Unallocated	350	-	350	-	350	-	387	-	209	-
	$5,227	100.00%	$5,176	100.00%	$5,094	100.00%	$4,525	100.00%	$4,193	100.00%

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2019 AND 2018

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

At December 31, 2019, the Company had total assets of $722.2 million compared to $730.8 million at December 31, 2018. The significant components of the Company’s consolidated balance sheets are discussed below.

SECURITIES

At December 31, 2019, 2018 and 2017, the carrying values of securities available for sale at fair value were:

	Available for Sale
(Dollars in thousands)	2019	2018	2017
Obligations of U.S. Government corporations and agencies	$63,941	$56,409	$52,377
Obligations of states and political subdivisions	15,842	14,580	15,255
Corporate bonds	-	895	4,139
Mutual funds	-	-	382
Total	$79,783	$71,884	$72,153

In 2018, new accounting guidance was issued requiring the measurement of equity investments to be recognized at fair value through net income, with certain exceptions.  The Company’s investment in mutual funds was considered an equity investment and therefore, reclassified as an other asset on the consolidated balance sheets during 2018.

The following is a schedule of estimated maturities, or call date if more probable, or next rate repricing adjustment date, and related weighted average yields of securities at December 31, 2019:

	Due in one year or less		Due after One through Five years		Due after Five through Ten years		Due after Ten years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$1,007	1.44%	$14,174	2.40%	$8,502	2.57%	$40,258	2.85%	$63,941	2.69%
Obligations of states and political subdivisions	-	-	360	4.69%	1,838	3.14%	13,644	3.15%	15,842	3.19%
Total securities	$1,007	1.44%	$14,534	2.46%	$10,340	2.67%	$53,902	3.00%	$79,783	2.78%

Excluding obligations of U.S. Government corporations and agencies, there were no securities from a single issuer exceeding 10% of shareholders’ equity.

LOAN PORTFOLIO

Loans are made mainly to customers located within the Company’s primary market area. Loan pricing strategies and product offerings are continually modified in an effort to increase lending activity without sacrificing the existing credit quality standards.  At December 31, 2019 and 2018, net loans were 75.46% and 74.47% of total assets, respectively, and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

Total loans on the balance sheet are comprised of the following portfolio segments at the dates indicated:

	At December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial and industrial loans	$27,404	$26,721	$24,413	$25,735	$23,705
Commercial real estate	181,898	187,797	176,827	165,271	160,036
Construction and land	65,231	71,409	54,162	49,777	49,855
Consumer	5,958	5,562	5,068	3,100	3,160
Student	8,151	9,158	10,677	13,006	15,518
Residential real estate	225,316	205,945	187,104	162,383	150,575
Home equity lines of credit	36,268	42,772	44,548	43,861	44,013
Total loans	$550,226	$549,364	$502,799	$463,133	$446,862

At December 31, 2019, there were no loan concentrations to commercial borrowers engaged in similar activities that exceeded 10% of total loans.  Based on regulatory guidelines, the Bank is required to monitor the commercial real estate loan portfolio for: (i) concentrations above 100% of Tier 1 capital for construction and land loans and; (ii) concentrations above 300% for permanent investor real estate loans. As of December 31, 2019, the Company was well below these thresholds.

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2019:

(Dollars in thousands)	Within One Year	One Year through Five Years	After Five Years	Total
Commercial and industrial	$8,365	$12,252	$6,787	$27,404
Commercial real estate	25,147	81,671	75,080	181,898
Construction and land	41,632	22,670	929	65,231
	$75,144	$116,593	$82,796	$274,533
For maturities over one year:
Floating and adjustable rate loans		$14,367	$40,405	$54,772
Fixed rate loans		102,226	42,391	144,617
		$116,593	$82,796	$199,389

DEPOSITS

Deposits totaled $622.2 million and $635.6 million at December 31, 2019 and 2018, respectively.  Interest-bearing deposits included $14.5 million of brokered certificates of deposit at December 31, 2018.  There were no brokered deposits at December 31, 2019.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

	Year Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Demand	$121,910		$117,422		$114,910
Interest-bearing:
NOW	230,081	0.45%	231,819	0.39%	233,963	0.28%
Money market	78,097	0.83%	59,400	0.52%	53,660	0.21%
Savings	87,478	0.32%	89,103	0.26%	86,806	0.13%
Time deposits	86,205	1.90%	73,717	1.37%	67,716	1.06%
Total interest-bearing deposits	481,861	0.75%	454,039	0.54%	442,145	0.36%
Total deposits	$603,771		$571,461		$557,055

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2019:

	December 31, 2019
(Dollars in thousands)	Within Three Months	Three through Six Months	Six through Twelve Months	Over Twelve Months	Total
$100,000 to $250,000	$7,926	$3,623	$7,882	$6,782	$26,213
Over $250,000	4,003	-	3,322	6,118	13,443
Total	$11,929	$3,623	$11,204	$12,900	$39,656

BORROWINGS

Amounts and weighted average rates for long-and short-term borrowings as of December 31, 2019, 2018 and 2017 are as follows:

	December 31, 2019		December 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
FHLB advances	$16,695	2.21%	$23,780	2.66%	$7,860	2.54%

At December 31, 2019, the weighted average life of FHLB advances was approximately 3.05 years.

In 2019, the Company sought to reduce its cost of interest-bearing liabilities by reducing the balance of its FHLB advances from $23.8 million at December 31, 2018, to $16.7 million at December 31, 2019.  The reduction of FHLB advances included early repayments of $13.0 million on December 31, 2019, resulting in prepayment penalties totaling $268,000.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold and unencumbered securities classified as available for sale. At December 31, 2019, liquid assets totaled $108.3 million, or 15.00% of total assets and 16.53% of total liabilities. Securities provide a constant source of liquidity through paydowns and maturities. The Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity and the Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures. Management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

CAPITAL

Shareholders’ equity totaled $67.1 million at December 31, 2019 compared with $60.0 million at December 31, 2018. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial condition and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. In addition to the regulatory risk-based capital, the Company must maintain a capital conservation buffer of additional total capital and common equity Tier 1 capital as required by the Basel III Capital Rules.  The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019.  Management believes that the Bank satisfies all capital adequacy requirements to which they are subject as of December 31, 2019 and 2018.

As of December 31, 2019, the Bank is considered “well capitalized” as defined by regulatory authorities.  The following table provides information on the regulatory capital ratios for the Bank at December 31, 2019 and 2018.

(Dollars in thousands)	December 31, 2019	December 31, 2018
Tier 1 Capital:
Common equity	$70,312	$63,410
Unrealized (gain) loss on securities available for sale, net	(1,294)	848
Unrealized benefit obligation for supplemental retirement plans	(155)	(139)
Total Common equity tier 1 capital	68,863	64,119
Tier 2 Capital:
Allowable allowance for loan losses	5,227	5,176
Total Capital:	$74,090	$69,295
Risk-Weighted Assets:	$547,202	$539,180
Regulatory Capital Ratios:
Leverage Ratio	9.40%	9.39%
Common Equity Tier 1 Capital Ratio	12.58%	11.89%
Tier 1 Capital Ratio	12.58%	11.89%
Total Capital Ratio	13.54%	12.85%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company’s contractual obligations as of December 31, 2019.

(Dollars in thousands)	Payments due by period
Contractual Obligations:	Total	Less than One Year	Two through Three Years	Four through Five Years	More than Five Years (1)
Debt obligations	$20,819	$4,000	$2,695	$10,000	$4,124
Data processing obligations	4,873	2,379	2,494	-	-
Lease obligations	6,003	670	1,376	1,353	2,604
Total	$31,695	$7,049	$6,565	$11,353	$6,728
(1)	Includes $4.1 million of junior subordinated debt with varying put provisions with a mandatory redemption September 21, 2036.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s off-balance sheet arrangements consist of interest rate swap agreements, commitments to extend credit and letters of credit.  Refer to Note 15 “Financial Instruments with Off-Balance Sheet Risk” and Note 16 “Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements for further discussion on the specific arrangements and elements of credit and interest rate risk inherent to the arrangements.  These arrangements increase the degree of both credit and interest rate risk beyond that which is recognized through the financial assets and liabilities on the consolidated balance sheets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices.  The Company’s primary market risk exposure is interest rate risk, though it should be noted that the assets under management by Wealth Management are affected by equity price risk.  The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors.  The Company has established a management Asset/Liability Committee (“ALCO”) that oversees and develops guidelines and strategies that govern the Company’s asset/liability management activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheets.  The simulation model’s sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given upward and downward shifts in interest rates.  The following reflects the range of the Company’s estimated net interest income sensitivity analysis during 2019 and 2018.

Rate Change	2019	2018
- 100 bps	(5.30)%	(6.40)%
+ 100 bps	2.50%	1.00%
+ 200 bps	4.10%	2.00%

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

December 31, 2019

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

Consolidated statements of cash flows

Notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fauquier Bankshares, Inc.

Warrenton, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2020, expressed an unqualified opinion.

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

March 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fauquier Bankshares, Inc.

Warrenton, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Fauquier Bankshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Fauquier Bankshares, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 6, 2020, expressed an unqualified opinion.

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

/s/ Brown, Edwards & Company, L.L.P
BROWN, EDWARDS & COMPANY, L.L.P

Harrisonburg, Virginia

March 6, 2020

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2019 and 2018

(In thousands, except share and per share data)	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$9,124	$6,834
Interest-bearing deposits in other banks	37,203	60,259
Federal funds sold	14	17
Securities available for sale, at fair value	79,783	71,884
Restricted investments	2,016	2,240
Mortgage loans held for sale	247	-
Loans	550,226	549,364
Allowance for loan losses	(5,227)	(5,176)
Loans, net	544,999	544,188
Premises and equipment, net	17,492	18,190
Accrued interest receivable	1,984	1,942
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	13,961	13,595
Other assets	13,992	10,300
Total assets	$722,171	$730,805
Liabilities
Deposits:
Noninterest-bearing checking	$123,492	$123,576
Interest-bearing:
Checking	242,531	269,007
Savings and money market accounts	182,007	160,843
Time deposits	74,125	82,212
Total interest-bearing	498,663	512,062
Total deposits	622,155	635,638
Federal Home Loan Bank advances	16,695	23,780
Junior subordinated debt	4,124	4,124
Other liabilities	12,075	7,256
Total liabilities	655,049	670,798
Shareholders’ Equity
Common stock, par value $3.13, and additional paid-in capital; authorized: 8,000,000 shares; issued and outstanding: 3,783,724 and 3,773,836 shares including 20,352 and 22,569 unvested shares, respectively	15,964	15,742
Retained earnings	49,787	44,803
Accumulated other comprehensive income (loss), net	1,371	(538)
Total shareholders’ equity	67,122	60,007
Total liabilities and shareholders’ equity	$722,171	$730,805

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2019, 2018 and 2017

(In thousands, except per share data)	2019	2018	2017
Interest Income
Interest and fees on loans	$26,398	$24,291	$21,147
Interest and dividends on securities:
Taxable interest income	1,465	1,487	1,197
Tax-exempt interest	359	375	341
Dividends	166	135	106
Interest on deposits in other banks	782	410	529
Total interest income	29,170	26,698	23,320
Interest Expense
Interest on deposits	3,595	2,447	1,599
Interest on federal funds purchased	14	46	2
Interest on Federal Home Loan Bank advances	712	541	249
Interest on Junior subordinated debt	199	199	199
Total interest expense	4,520	3,233	2,049
Net interest income	24,650	23,465	21,271
Provision for loan losses	346	507	520
Net interest income after provision for loan losses	24,304	22,958	20,751
Noninterest Income
Trust and estate fees	1,743	1,542	1,528
Brokerage fees	453	180	170
Service charges on deposit accounts	1,522	1,706	1,926
Interchange fee income, net	1,305	1,252	1,299
Bank-owned life insurance	366	361	362
Gain on sale/call of securities available for sale, net	79	838	-
Gain on sale of mortgage loans held for sale, net	69	37	10
Other income	437	158	173
Total noninterest income	5,974	6,074	5,468
Noninterest Expenses
Salaries and benefits	12,084	12,108	11,083
Occupancy	2,352	2,331	2,320
Furniture and equipment	1,050	1,012	1,154
Marketing and business development	648	610	476
Legal, audit and consulting	1,054	1,015	1,058
Data processing	1,381	1,292	1,254
Federal Deposit Insurance Corporation assessment	190	369	312
Prepayment penalty on early debt extinguishment	268	-	-
Other operating expenses	3,427	3,414	3,187
Total noninterest expenses	22,454	22,151	20,844
Income before income taxes	7,824	6,881	5,375
Income tax expense	1,004	746	2,879
Net Income	$6,820	$6,135	$2,496
Earnings per share, basic	$1.80	$1.63	$0.66
Earnings per share, diluted	$1.80	$1.62	$0.66
Dividends per share	$0.485	$0.48	$0.48

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2019, 2018 and 2017

(In thousands)	2019	2018	2017
Net income	$6,820	$6,135	$2,496
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale, net of tax, $(586), $43, and $(384), respectively	2,204	(161)	735
Reclassification adjustment for gain on securities available for sale, net of tax, $17, $176, and $0, respectively	(62)	(662)	-
Change in fair value of interest rate swap, net of tax, $66, $(36), and $(1), respectively	(250)	135	14
Change in unrecognized benefit obligation for Supplemental Executive Retirement Plan, net of tax, $(4), $(4) and $(27), respectively	17	15	92
Total other comprehensive income (loss), net of tax, $(507), $179, and $(412), respectively	1,909	(673)	841
Total comprehensive income	$8,729	$5,462	$3,337

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$15,364	$39,824	$(737)	$54,451
Net income	-	2,496	-	2,496
Other comprehensive loss, net of tax effect of $(412)	-	-	841	841
Cash dividends ($0.48 per share)	-	(1,808)	-	(1,808)
Amortization of unearned compensation, restricted stock awards	79	-	-	79
Issuance of common stock - unvested shares (3,984 shares)	-	-	-	-
Issuance of common stock - vested shares (5,139 shares)	90	-	-	90
Repurchase of common stock (382 shares)	(7)	-	-	(7)
Tax Cuts and Jobs Act - reclassification adjustment	-	(21)	21	-
Balance, December 31, 2017	$15,526	$40,491	$125	$56,142

Balance, December 31, 2017	$15,526	$40,491	$125	$56,142
Net income	-	6,135	-	6,135
Other comprehensive income, net of tax effect of $179	-	-	(673)	(673)
Cash dividends ($0.48 per share)	-	(1,813)	-	(1,813)
Amortization of unearned compensation, restricted stock awards	134	-	-	134
Reclassification of net unrealized gains on equity securities from Accumulated other comprehensive income (loss)	-	(10)	10	-
Issuance of common stock - unvested shares (7,333 shares)	-	-	-	-
Issuance of common stock - vested shares (4,194 shares)	90	-	-	90
Repurchase of common stock (368 shares)	(8)	-	-	(8)
Balance, December 31, 2018	$15,742	$44,803	$(538)	$60,007

Balance, December 31, 2018	$15,742	$44,803	$(538)	$60,007
Net income	-	6,820	-	6,820
Other comprehensive income, net of tax of $(507)	-	-	1,909	1,909
Cash dividends ($0.485 per share)	-	(1,836)	-	(1,836)
Amortization of unearned compensation, restricted stock awards	153	-	-	153
Issuance of common stock - unvested shares (7,956 shares)	-	-	-	-
Issuance of common stock - vested shares (4,149 shares)	90	-	-	90
Forfeiture of common stock - unvested shares (1,210 shares)	-	-	-	-
Repurchase of common stock (960 shares)	(21)	-	-	(21)
Balance, December 31, 2019	$15,964	$49,787	$1,371	$67,122

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

(In thousands)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$6,820	$6,135	$2,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,256	1,255	1,337
Provision for loan losses	346	507	520
(Gain) loss on interest rate swaps, net	4	3	(12)
Deferred tax expense	124	221	1,356
Gain on calls of securities available for sale	(79)	(838)	-
Amortization of security premiums, net	450	357	215
Amortization of unearned compensation, net of forfeiture	250	214	126
Issuance of vested restricted stock	90	90	90
Bank-owned life insurance income	(366)	(361)	(362)
Originations of mortgage loans held for sale	(5,379)	(2,042)	(440)
Proceeds from mortgage loans held for sale	5,201	2,079	450
Gain on mortgage loans held for sale	(69)	(37)	(10)
Changes in assets and liabilities:
(Increase) decrease in other assets	(4,731)	(1,065)	189
Increase (decrease) in other liabilities	4,641	812	(122)
Net cash provided by operating activities	8,558	7,330	5,833
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	8,196	11,707	12,934
Proceeds from sales of securities available for sale	13,871	-	-
Purchase of securities available for sale	(27,626)	(12,372)	(34,215)
Purchase of premises and equipment	(558)	(839)	(644)
(Purchase) redemption of restricted investments, net	224	(694)	236
Loan originations, net	(1,009)	(47,036)	(39,665)
Net cash used in investing activities	(6,902)	(49,234)	(61,354)
Cash Flows from Financing Activities
Increase (decrease) in noninterest-bearing checking, interest-bearing checking, savings and money market accounts	(5,396)	55,318	18,281
Increase (decrease) in time deposits	(8,087)	10,297	5,585
Increase (decrease) in Federal Home Loan Bank advances	(7,085)	15,920	(5,076)
Cash dividends paid on common stock	(1,836)	(1,813)	(1,808)
Repurchase of common stock	(21)	(8)	(7)
Net cash provided by (used in) financing activities	(22,425)	79,714	16,975
Increase (decrease) in cash and cash equivalents	(20,769)	37,810	(38,546)
Cash and Cash Equivalents
Beginning	67,110	29,300	67,846
Ending	$46,341	$67,110	$29,300
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,603	$3,061	$2,033
Income taxes	$970	$330	$600
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax	$2,142	$(823)	$735
Unrealized gain (loss) on interest rate swaps, net of tax	$(250)	$135	$14
Changes in Supplemental Executive Retirement Plans, net of tax	$17	$15	$92

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2019, 2018 and 2017

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, the Bank; and the Bank's wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC (formed for the sole purpose of holding foreclosed property).  All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.  None of the reclassifications was material and there was no effect on net income.

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

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, other-than-temporary impairment (“OTTI”) is recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.  The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

All loans are risk rated on a 1-9 grading system:

•	Level 1 through 5 are loans with minimal to marginally acceptable risk (Pass)
•	Level 6 are loans with potential weaknesses identified (Special mention)
•	Level 7 are loans with well-defined weaknesses that may result in possible losses (Substandard)
•	Level 8 are loans that are unlikely to be repaid in full and will probably result in losses (Doubtful)
•	Level 9 are loans that will not be repaid in full and losses will occur (Loss)

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

The Company has identified the following loan segments and risk characteristics in evaluating the allowance for loan losses:

•

Commercial and industrial – Commercial and industrial loans are made to small businesses and carry risks associated with management, industry and economic fluctuations that can impact cash flow, which is the primary source of repayment. Collateral for these loans is primarily business assets. This collateral can fluctuate in value based on market conditions and timing of sale.

•

Commercial real estate – Loans secured by commercial real estate carry risks associated with a cyclical industry that has economic and collateral value fluctuations. Commercial real estate lending is primarily limited to the Company's specific geographic market area of Fauquier and Prince William counties.

•

Construction and land – Real estate construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan.

•

Consumer – Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly depreciating assets such as automobiles), or lack thereof.

•

Student - Student loans carry risks associated with the continued credit-worthiness of the borrower. Student loans are more likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

•	Residential real estate – Residential real estate loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.
•	Home equity lines of credit – Home equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

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

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach and did not adjust prior periods. There was no cumulative effect adjustment at adoption.  The Company also elected certain practical expedients within the standard and did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases and did not reassess any initial direct costs for existing leases.  Prior to adoption, all of the Company’s leases were classified as operating leases and remained operating leases at adoption. The implementation of the new standard resulted in recognition of a right-of-use asset and offsetting lease liability of $5.6 million for leases existing at the date of adoption.

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease.  The Company has elected the practical expedient not to allocate consideration in a contract between lease and non-lease components.  The Company also elected not to recognize right-of-use assets and lease liabilities for short-term leases, defined as leases with terms of 12 months or less.

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

Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term.  Payments for leases with terms longer than twelve months are included in the determination of the lease liability.  Each of the Company’s leases offer the option to extend the lease term and include a known escalator which is included in the cash flows used to determine the lease liability.

None of the Company’s leases provides for residual value guarantees and none provides restrictions or covenants that would impact dividends or require incurring additional financial obligations.  The contracts in which the Company is lessee are with parties external to the Company and not related parties.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the applicable taxing authority, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, the Company believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent (50%) likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the applicable taxing authority upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. The Company has no uncertain tax positions.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, changes in defined benefit plan assets and liabilities, and unrealized gains and losses on cash flow hedging instruments are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These components are presented in the consolidated statements of comprehensive income.

Derivative Financial Instruments

The Company recognizes derivative financial instruments in the consolidated balance sheets at fair value.  The fair value of a derivative is determined by quoted market prices and mathematical models using current and historical data. If certain hedging criteria are met, including testing for hedge effectiveness, special hedge accounting may be applied. The Company assesses each hedge, both at inception and on an ongoing basis, to determine whether the derivative used in a hedging transaction is effective in offsetting changes in the fair value or cash flows of the hedged item and whether the derivative is expected to remain effective during subsequent periods. The Company discontinues hedge accounting when (i) it determines that a derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) probability exists that the forecasted transaction will no longer occur or; (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued and a derivative remains outstanding, the Company recognizes the derivative in the balance sheet at its fair value and changes in the fair value are recognized in net income.

At inception, the Company designates a derivative as (i) a fair value hedge of recognized assets or liabilities or of unrecognized firm commitments (fair value hedge) or (ii) a hedge of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash flow hedge). For a derivative treated as a fair value hedge, a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For a derivative treated as a cash flow hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity. For a derivative treated as a cash flow hedge, the ineffective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For more information on derivative financial instruments see Note 16.

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

Revenue Recognition

The majority of the Company's revenues are associated with financial instruments, including loans and securities.  The Company’s noninterest income includes trust, estate and brokerage fee income, service charges on deposits accounts and net interchange fee income.  Substantially all of the Company's revenue is generated from contracts with customers. Noninterest income streams are discussed below.

•

Trust, estate and brokerage fee income – Income is primarily comprised of fees earned from the management and administration of trusts, estates and other customer assets and by providing investment brokerage services. Fees that are transaction-based (e.g., execution of trades) are recognized on a monthly basis. Other fees, or commissions, are earned over time as the contracted monthly or quarterly services are provided and are generally assessed based on either account activity or the market value of assets under management.

•

Service charges on deposit accounts – The Company earns fees from its deposit customers for overdraft and account maintenance services. Overdraft fees are recognized when the overdraft occurs. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. The Company also earns fees from its customers for transaction-based services. Such services include safe deposit box, ATM, stop payment and wire transfer fees. In each case, these service charges and fees are recognized in income at the time or within the same period that the Company’s performance obligation is satisfied.

•

Interchange fee income, net –  The Company earns interchange fees from debit and credit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. For public business entities that are Securities and Exchange Commission (“SEC”) filers, excluding those meeting the smaller reporting company definition, the standard became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company qualifies as a smaller reporting company and expects to adopt ASU No. 2016-13 effective January 1, 2023.  Changes under these amendments represent a fundamental shift from existing GAAP and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a working group to evaluate the impact these changes will have on the Company’s financial statements and related disclosures. The Company has also contracted with a third-party for credit modeling in accordance with this ASU.  During 2019, the Company was focused on model validations and parallel runs as well as the development of processes and related controls.  The Company has not yet determined an estimate of the effect of these changes on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.”  The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted.  The Company does not expect the adoption of ASU No. 2018-13 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.”  These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  The Company does not expect the adoption of ASU No. 2018-14 to have a material impact on its consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”  This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group meetings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the impact that ASU No. 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.”  The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326.  The fair value option election does not apply to held-to-maturity debt securities.  An entity that elects the fair value option will subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The amendments will be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet.  Early adoption is permitted.  The Company is currently assessing the impact that ASU No. 2019-05 will have on its consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.”  This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as Purchased Credit Deterioration (“PCD”) assets).  In response to this question, the ASU permits organizations to record expected recoveries on PCD assets.  In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU No. 2016-13.  The Company is currently assessing the impact that ASU No. 2019-11 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU No. 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU No. 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU No. 2020-01 to have a material impact on its consolidated financial statements.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

Note 2.	Securities

The amortized cost and fair value of securities available for sale, are summarized as follows:

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$63,090	$937	$(86)	$63,941
Obligations of states and political subdivisions	15,054	802	(14)	15,842
	$78,144	$1,739	$(100)	$79,783

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$57,673	$26	$(1,290)	$56,409
Obligations of states and political subdivisions	14,605	93	(118)	14,580
Corporate bonds	680	215	-	895
	$72,958	$334	$(1,408)	$71,884

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	December 31, 2019
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,007	$1,007
Due after one year through five years	14,321	14,534
Due after five years through ten years	10,121	10,340
Due after ten years	52,695	53,902
	$78,144	$79,783

Proceeds from maturities, calls and principal repayments of securities available for sale during 2019, 2018 and 2017 were $8.2 million, $11.7 million and $12.9 million, respectively, which includes the call of two corporate bonds in 2018, that went to auction and were settled at their par value of $4.0 million.  Proceeds from the sales of securities available for sale were $13.9 million in 2019, including one corporate bond with a cost basis, net of OTTI, totaling $680,000.  There were no sales of securities available for sale in 2018 and 2017.  Gains on sales and/or calls of securities available for sale were $79,000 and $838,000, during 2019 and 2018, respectively.  There were no gains on sales and/or calls of securities available for sale during 2017. Securities available for sale totaling $27.6 million, $12.4 million and $34.2 million were purchased in 2019, 2018 and 2017, respectively.

The following table presents securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$11,460	$(42)	$5,651	$(44)	$17,111	$(86)
Obligations of states and political subdivisions	2,049	(14)	-	-	2,049	(14)
Total temporarily impaired securities	$13,509	$(56)	$5,651	$(44)	$19,160	$(100)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$14,901	$(104)	$37,186	$(1,186)	$52,087	$(1,290)
Obligations of states and political subdivisions	3,179	(31)	4,086	(87)	7,265	(118)
Total temporarily impaired securities	$18,080	$(135)	$41,272	$(1,273)	$59,352	$(1,408)

At December 31, 2019, there were 21 securities that were considered temporarily impaired due to market conditions, primarily interest rates, and not due to credit concerns.  Because the Company intends to hold these investments to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019 and no OTTI has been recognized.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $16.6 million and $16.5 million at December 31, 2019 and 2018, respectively.

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

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the years ended December 31, 2019, 2018 and 2017.

	December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2018	$483	1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Charge-offs	(328)	-	-	(50)	(13)	-	-	-	(391)
Recoveries	2	80	-	14	-	-	-	-	96
Provision	139	(30)	17	45	10	285	(120)	-	346
Ending balance, December 31, 2019	$296	$1,788	$652	$154	$65	$1,596	$326	$350	$5,227
Ending balances individually evaluated for impairment	$-	$229	$-	$-	$-	$-	$-	$-	$229
Ending balances collectively evaluated for impairment	$296	$1,559	$652	$154	$65	$1,596	$326	$350	$4,998
Loans
Individually evaluated for impairment	$187	$2,847	$233	$-	$-	$379	$-		$3,646
Collectively evaluated for impairment	27,217	179,051	64,998	5,958	8,151	224,937	36,268		546,580
Ending balance, December 31, 2019	$27,404	$181,898	$65,231	$5,958	$8,151	$225,316	$36,268		$550,226

	December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(106)	(47)	(312)	(14)	(24)	(200)	(80)	-	(783)
Recoveries	35	70	-	4	-	248	1	-	358
Provision	36	106	68	50	20	89	138	-	507
Ending balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Ending balances individually evaluated for impairment	$176	$159	$-	$-	$-	$-	$68	$-	$403
Ending balances collectively evaluated for impairment	$307	$1,579	$635	$145	$68	$1,311	$378	$350	$4,773
Loans
Individually evaluated for impairment	$522	$3,191	$2,679	$-	$-	$707	$567		$7,666
Collectively evaluated for impairment	26,199	184,606	68,730	5,562	9,158	205,238	42,205		541,698
Ending balance, December 31, 2018	$26,721	$187,797	$71,409	$5,562	$9,158	$205,945	$42,772		$549,364

	December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2016	$561	$1,569	$661	$21	$76	$943	$307	$387	$4,525
Charge-offs	(19)	(476)	-	(114)	(31)	(51)	-	-	(691)
Recoveries	154	575	-	2	-	6	3	-	740
Provision (recovery)	(178)	(59)	218	196	27	276	77	(37)	520
Ending balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Ending balances individually evaluated for impairment	$247	$257	$357	$-	$-	$-	$51	$-	$912
Ending balances collectively evaluated for impairment	$271	$1,352	$522	$105	$72	$1,174	$336	$350	$4,182
Loans
Individually evaluated for impairment	$758	$3,631	$5,234	$-	$-	$581	$658		$10,862
Collectively evaluated for impairment	23,655	173,196	48,928	5,068	10,677	186,523	43,890		491,937
Ending balance, December 31, 2017	$24,413	$176,827	$54,162	$5,068	$10,677	$187,104	$44,548		$502,799

Loans by credit quality indicators as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$26,555	$175,063	$62,231	$5,955	$8,151	$218,686	$34,218	$530,859
Special mention	422	3,487	2,594	3	-	336	127	6,969
Substandard	427	3,348	406	-	-	6,294	1,923	12,398
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$27,404	$181,898	$65,231	$5,958	$8,151	$225,316	$36,268	$550,226

	December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$24,285	$178,525	$67,767	$5,559	$9,158	$198,566	$39,145	$523,005
Special mention	1,540	4,643	2,282	3	-	1,496	424	10,388
Substandard	896	4,629	1,360	-	-	5,883	3,203	15,971
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$26,721	$187,797	$71,409	$5,562	$9,158	$205,945	$42,772	$549,364

The past due status of loans as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$330	$-	$34	$364	$27,040	$27,404	$34	$-
Commercial real estate	-	-	989	989	180,909	181,898	-	989
Construction and land	5,472	-	-	5,472	59,759	65,231	-	-
Consumer	11	1	-	12	5,946	5,958	-	-
Student	345	220	1,204	1,769	6,382	8,151	1,205	-
Residential real estate	739	109	397	1,245	224,071	225,316	397	-
Home equity lines of credit	389	-	-	389	35,879	36,268	-	-
Total	$7,286	$330	$2,624	$10,240	$539,986	$550,226	$1,636	$989

	December 31, 2018
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$365	$-	$77	$442	$26,279	$26,721	$-	$135
Commercial real estate	372	-	974	1,346	186,451	187,797	-	974
Construction and land	1,419	-	-	1,419	69,990	71,409	-	-
Consumer	7	18	-	25	5,537	5,562	-	-
Student	747	238	1,227	2,212	6,946	9,158	1,227	-
Residential real estate	278	131	-	409	205,536	205,945	-	317
Home equity lines of credit	403	-	567	970	41,802	42,772	-	567
Total	$3,591	$387	$2,845	$6,823	$542,541	$549,364	$1,227	$1,993

The following table presents information related to impaired loans by portfolio segment as of December 31, 2019 and 2018.

	December 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$187	$187	$-	$287	$13
Commercial real estate	1,048	1,048	-	1,213	61
Construction and land	233	233	-	494	25
Residential real estate	379	379	-	384	16
With an allowance recorded:
Commercial real estate	$1,799	$1,813	$229	$1,806	38
Total:
Commercial and industrial	$187	$187	$-	$287	$13
Commercial real estate	2,847	2,861	229	3,019	99
Construction and land	233	233	-	494	25
Residential real estate	379	379	-	384	16
Total	$3,646	$3,660	$229	$4,184	$153

	December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$61	$66	$-	$84	$2
Commercial real estate	1,378	1,378	-	1,413	74
Construction and land	2,679	2,679	-	3,289	145
Residential real estate	707	727	-	720	18
With an allowance recorded:
Commercial and industrial	$461	$493	$176	$587	$21
Commercial real estate	1,813	1,827	159	1,998	39
Home equity lines of credit	567	600	68	578	-
Total:
Commercial and industrial	$522	$559	$176	$671	$23
Commercial real estate	3,191	3,205	159	3,411	113
Construction and land	2,679	2,679	-	3,289	145
Residential real estate	707	727	-	720	18
Home equity lines of credit	567	600	68	578	-
Total	$7,666	$7,770	$403	$8,669	$299

No loans were modified as TDRs during the years ended December 31, 2019 and 2018. There were no defaults for TDRs occurring within twelve months of modification during the years ended December 31, 2019 and 2018.  At December 31, 2019, there were five loans in the portfolio, totaling $2.5 million, that have been identified as TDRs, all of which were current and performing in accordance with their modified terms.  At December 31, 2018, there were six loans in the portfolio identified as TDRs, totaling $3.4 million, of which five totaling $3.4 million were current and performing in accordance with their modified terms.

At December 31, 2019 and 2018, the Company had no foreclosed residential real estate properties in its possession and none in the process of foreclosure.

Note 4.	Related Party Transactions

Loans outstanding to directors and executive officers and certain of their affiliates totaled $2.2 million and $2.5 million at December 31, 2019 and 2018, respectively.  Loan advances totaled $350,000 and repayments totaled $655,000 in the year ended December 31, 2019.  Adjustments were made to prior year amounts for loans that are no longer considered to be related party transactions.  Total deposits for directors and executive officers and their affiliates were $5.2 million and $4.8 million at December 31, 2019 and 2018, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons and do not involve more than normal risk or present other unfavorable features.

Note 5.	Premises and Equipment, Net

The following table presents the cost and accumulated depreciation of premises and equipment at December 31, 2019 and 2018.

(In thousands)	2019	2018
Land	$4,254	$4,254
Buildings and improvements	22,709	22,447
Furniture and equipment	6,410	6,216
Leasehold improvements	38	38
	33,411	32,955
Accumulated depreciation	(15,919)	(14,765)
	$17,492	$18,190

Depreciation expense totaled $1.3 million for each of the years ended December 31, 2019, 2018 and 2017.

Note 6.	Deposits

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2019 and 2018 were $13.4 million and $27.4 million, respectively. As of December 31, 2019, there were no brokered certificates of deposit.  Brokered certificates of deposit totaled $14.5 million as of December 31, 2018.

Overdraft deposits totaling $192,000 and $150,000 were reclassified to loans at December 31, 2019 and 2018, respectively.

The following table presents scheduled maturities of time deposits at December 31, 2019.

(In thousands)
2020	$49,732
2021	18,928
2022	5,182
2023	283
2024	-
$74,125

Note 7.	Employee Benefit Plans

Supplemental Executive Retirement Plan (“SERP”)

The Company has a defined benefit SERP for certain executives, in which the contribution is solely funded by the Company. For the years ended December 31, 2019, 2018 and 2017, SERP expenses were $270,000, $256,000 and $256,000, respectively.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the SERP based upon actuarial valuations, for the years ended December 31, 2019, 2018 and 2017.

(In thousands)
Changes in Benefit Obligations	2019	2018	2017
Benefit obligation, beginning	$2,574	$2,485	$2,531
Service cost	169	171	164
Interest cost	100	84	92
Actuarial gain	(20)	(18)	(141)
Benefits paid	(148)	(148)	(161)
Benefit obligation, ending	$2,675	$2,574	$2,485
Funded status at December 31,	$(2,675)	$(2,574)	$(2,485)

Changes in Plan Assets
Fair value of plan assets, beginning	$-	$-	$-
Employer contributions	148	148	161
Benefits paid	(148)	(148)	(161)
Fair value of plan assets, ending	$-	$-	$-

Amounts recognized in the Balance Sheets	2019	2018	2017
Other assets, deferred income tax benefit	$479	$513	$542
Other liabilities	2,675	2,574	2,485
Accumulated other comprehensive income	157	140	125

Amounts recognized in accumulated other comprehensive income (loss)
Net gain	$176	$155	$137
Prior service cost	22	22	21
Deferred tax expense	(41)	(37)	(33)
Amount recognized	$157	$140	$125

Components of net periodic benefit cost	2019	2018	2017
Service cost	$169	$171	$164
Interest cost	100	84	92
Amortization of prior service cost	1	1	1
Net periodic benefit cost	$270	$256	$257

Other changes in plan assets and benefit obligations recognized in other comprehensive income	2019	2018	2017
Net gain	$20	$18	$140
Amortization of prior service cost	1	1	1
Total recognized	21	19	141
Less: Income tax effect	4	4	27
Net amount recognized in other comprehensive income	$17	$15	$114

The total recognized net periodic benefit costs and other comprehensive income before income tax follows:

(In thousands)
2019	2018	2017
$249	$237	$116

Weighted-average assumptions:	2019	2018	2017
Discount rate used for net periodic benefit cost	4.00%	3.50%	3.75%
Discount rate used for benefit obligation	3.00%	4.00%	3.50%
Rate of compensation increase for net periodic benefit cost and benefit obligation	3.25%	3.25%	3.25%

Estimated future benefit payments follows:

(In thousands)
For the years ending December 31,	Amount
2020	$212
2021	203
2022	203
2023	203
2024	203
Thereafter	1,016

The Company has also established supplemental retirement plans for certain additional executives. The expense for these plans was $27,100, $35,600 and $33,000 during 2019, 2018 and 2017, respectively.

401(k) Plan

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 (“Code”) Section 401(k) covering all employees who are at least 18 years of age and worked more than 20 hours per week. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution, equal to 100% on the first 6% of compensation deferred for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) expenses for the years ended December 31, 2019, 2018 and 2017 were $747,000, $688,000 and $685,000, respectively.

Deferred Compensation Plans

The Company maintains a Director Deferred Compensation Plan. This plan provides that any nonemployee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will change based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. There were no directors participating in the Director Deferred Compensation Plan in 2019, 2018 and 2017.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. Deferred compensation expense amounted to $77,000, $44,000 and $22,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program. At December 31, 2019 and 2018, the Company recorded on the consolidated balance sheets, $1.4 million in cash surrender value for these policies and $153,000 and $103,000 in accrued liabilities as of December 31, 2019 and 2018, respectively.  The Company has recorded on the consolidated statements of operations, noninterest income of $28,000, for each of the years ended December 31, 2019, 2018 and 2017.

Note 8.Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares, if acquired directly from the Company, as newly issued shares under the DRSPP. There were no new shares issued during 2019 and 2018. The Company had 236,529 shares available for issuance under the DRSPP at December 31, 2019.

Note 9.Commitments and Contingent Liabilities

The Bank has two data processing contractual obligations that began in June 2014 and will end in December 2021.  The expense for these obligations totaled $1.2 million for each of the years ended December 31, 2019 and 2018 and $1.1 million for the year ended December 31, 2017.  In addition, the core data processing contract provides for interchange processing where the expense is based on interchange volume and is more than offset by interchange income on the same transactions. The net interchange income was $1.3 million for each of the years ended December 31, 2019, 2018 and 2017.

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances.  For the final weekly reporting period for the year ended December 31, 2019 and 2018, the Bank had no required reserve balances.

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. These commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit. The Company does not anticipate any material losses as a result of these commitments.  See Note 15 with respect to financial instruments with off-balance sheet risk.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia.

The following table summarizes the components of the net deferred tax assets included in other assets at December 31, 2019 and 2018.

(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$1,098	$1,087
Securities available for sale	-	228
Impairment on securities	-	93
Interest on nonaccrual loans	40	143
Accrued vacation	76	73
SERP obligation	479	509
OREO	219	219
Accumulated depreciation	97	51
Restricted stock	108	92
Other	254	209
	2,371	2,704
Deferred tax liabilities:
Securities available for sale	344	-
Other	11	54
	355	54
Net deferred tax assets	$2,016	$2,650

The Company has not recorded a valuation allowance for deferred tax assets as management feels it is more-likely-than-not that they will be ultimately realized.

Components of income tax expense is summarized below:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current tax expense	$880	$525	$1,523
Deferred taxes	124	221	1,356
	$1,004	$746	$2,879

Income tax expense for the years ended December 31, 2019, 2018 and 2017 differed from the federal statutory rate applied to income before income taxes for the following reasons:

(In thousands)	2019	2018	2017
Computed “expected” tax expense	$1,643	$1,445	$1,828
Impact of the Tax Cuts and Jobs Act	-	-	1,687
Changes in income taxes resulting from:
Tax-exempt interest income	(146)	(149)	(254)
Tax credits	(552)	(504)	(422)
Other	59	(46)	40
	$1,004	$746	$2,879

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

Note 11.Earnings Per Share

The following table presents the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	2019		2018		2017
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,783,322	$1.80	3,772,421	$1.63	3,764,690	$0.66
Effect of dilutive stock awards	7,396		6,945		8,320
Diluted earnings per share	3,790,718	$1.80	3,779,366	$1.62	3,773,010	$0.66

Unvested restricted shares have voting rights and receive nonforfeitable dividends during the vesting period; therefore, they are included in calculating basic earnings per share. The portion of unvested performance-based restricted stock units that are expected to vest, but have not yet been awarded, are included in the calculation of diluted earnings per share.

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

Restricted Shares

Restricted shares are accounted for using the fair market value of the Company’s common stock on the date in which these shares were awarded. Restricted shares are issued to certain executive officers and are subject to a vesting period, whereby, the restrictions on the shares lapse on the third anniversary of the date the shares were awarded. Compensation expense for these shares is recognized over the three-year period. The restricted shares issued to nonemployee directors are not subject to a vesting period and compensation expense is recognized at the date the shares are granted.  Compensation expense for restricted shares amounted to $243,000, $223,000 and $168,000, net of forfeiture, for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $156,000 of total unrecognized compensation cost related to restricted shares. This amount is expected to be recognized through 2022.

The table below summarizes the Company’s unvested restricted shares.

	December 31, 2019		December 31, 2018
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares, beginning	22,569	$18.08	18,062	$16.58
Granted	12,058	21.69	11,527	21.47
Vested	(12,105)	21.20	(6,652)	21.47
Forfeited or surrendered	(2,170)	20.46	(368)	21.47
Unvested shares, ending	20,352	$20.20	22,569	$18.08

Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units to certain executive officers.  Performance-based restricted stock units are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted as the market value of the stock changes. Performance-based restricted stock units issued to executive officers are subject to a vesting period, whereby the restrictions on the rights lapse on the third anniversary of the date the units were awarded. Until vesting, the shares underlying the units are not issued and are not included in shares outstanding. Vesting is contingent upon the Company reaching predetermined performance goals as compared with a predetermined peer group of banks. Compensation expense for performance-based restricted stock units totaled $97,000, $80,000 and $48,000 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $113,000 unrecognized compensation expense related to these performance-based restricted stock units. This expense is expected to be recognized through 2022 and is dependent upon management reaching the predetermined goals.

The table below summarizes the Company’s unvested performance-based stock units.

	December 31, 2019		December 31, 2018
	Shares	Weighted Average Fair Value Per Share	Performance Based Stock Rights	Weighted Average Fair Value Per Share
Unvested shares, beginning	22,103	$17.90	18,062	$16.58
Granted	7,909	21.69	6,867	21.47
Forfeited	-	-	(2,826)	21.47
Unvested shares, ending	30,012	$18.90	22,103	$17.90

Note 13.	Federal Home Loan Bank Advances and Other Borrowings

The Company’s borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) were $16.7 million and $23.8 million at December 31, 2019 and 2018, respectively. At December 31, 2019, the fixed interest rates on FHLB advances ranged from 2.06% to 2.70%, and the weighted average interest rate at December 31, 2019 and 2018 was 2.21% and 2.66%, respectively.

At December 31, 2019, the Bank’s available line of credit with the FHLB was approximately $113.5 million.  FHLB advances and the available line of credit were secured by certain first and second lien loans on 1-4 family single unit dwellings and eligible commercial real estate loans of the Bank. The amount of available credit is limited to 100% of the market value of qualifying collateral for 1-4 family single unit residential loans, 68% to 84% for home equity loans and 70% for commercial real estate loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The following table presents the contractual maturities of FHLB advances at December 31, 2019:

(In thousands)
2020	$4,000
2022	2,695
2024	10,000
$16,695

At December 31, 2019, the Bank has $96.0 million in federal funds lines of credit with several different commercial banks and $23.2 million available from the Federal Reserve Bank of Richmond. As of December 31, 2019, the Bank also had a letter of credit in the amount of $35.0 million with the FHLB issued as collateral for public fund depository accounts.  At December 31, 2019, none of the available federal funds lines of credit or letter of credit were in use.

Note 14.	Dividend Limitations on Affiliate Bank

Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2019, the aggregate amount of unrestricted funds, which could be transferred from the Bank to the Company, without prior regulatory approval, totaled $10.7 million.

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

At December 31, 2019 and 2018, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	2019	2018
Commitments to extend credit	$91,564	$78,474
Standby letters of credit	4,892	3,477
	$96,456	$81,951

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Junior Subordinated Debt due 2036.  By entering into this agreement, the Company converted a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70% repricing every three months on the same date as the Company’s Junior Subordinated Debt due 2036 and pays interest expense monthly at the fixed rate of 3.21%. The interest expense on the interest rate swap was $31,000, $43,000 and $82,000 for the years ended December 31, 2019, 2018 and 2017, respectively. There was no cash flow hedge ineffectiveness identified during 2019, 2018 and 2017.  In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Junior Subordinated Debt to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap in 2019, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans on February 11, 2015 and April 7, 2015. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. Interest income recognized on the interest rate swaps was $26,000 and $5,000 in 2019 and 2018, respectively, and interest expense was $47,000 in 2017. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $730,000 and $430,000 at December 31, 2019 and 2018, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The follow table summarizes the Company’s derivative instruments as of December 31, 2019 and 2018:

(In thousands)	December 31, 2019
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(41)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	(59)	Other Liabilities	6/15/2031
Interest rate swap - fair value	1,167	(17)	Other Liabilities	4/9/2025
Interest rate swap - fair value	4,230	(23)	Other Liabilities	2/12/2022

(In thousands)	December 31, 2018
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(38)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	255	Other Assets	6/15/2031
Interest rate swap - fair value	1,186	34	Other Assets	4/9/2025
Interest rate swap - fair value	4,347	78	Other Assets	2/12/2022

Note 17.Accumulated Other Comprehensive Income (Loss)

The following table presents information on changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated.

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance, December 31, 2016	$17	$(765)	$11	$(737)

Reclassification of the income tax effect of the Tax Act from accumulated other comprehensive income (loss)	6	(7)	22	21
Other comprehensive income before reclassifications	14	735	92	841
Balance, December 31, 2017	$37	$(37)	$125	$125

Reclassification of net unrealized gains on equity securities from accumulated other comprehensive income (loss)	-	10	-	10
Other comprehensive income (loss) before reclassifications	135	(823)	15	(673)
Balance, December 31, 2018	$172	$(850)	$140	$(538)

Other comprehensive income (loss) before reclassifications	(250)	2,142	17	1,909
Balance, December 31, 2019	$(78)	$1,292	$157	$1,371

Note 18.Fair Value Measurements

GAAP requires the Company to record fair value adjustments to certain assets and liabilities. The fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants as of the measurement date.

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

Interest rate swaps:  The Company recognizes interest rate swaps at fair value. The Company has contracted with a third-party to provide valuations for interest rate swaps using standard valuation techniques.  The Company’s interest rate swaps are classified as Level 2.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at December 31, 2019:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$63,941	$-	$63,941	$-
Obligations of states and political subdivisions	15,842	-	15,842	-
Total available for sale securities	79,783	-	79,783	-
Mutual funds	403	403	-	-
Total assets at fair value	$80,186	$403	$79,783	$-
Liabilities at December 31, 2019:
Interest rate swaps	$140	$-	$140	$-
Total liabilities at fair value	$140	$-	$140	$-
Assets at December 31, 2018:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$56,409	$-	$56,409	$-
Obligations of states and political subdivisions	14,580	-	14,580	-
Corporate bonds	895	-	895	-
Total available for sale securities	71,884	-	71,884	-
Mutual funds	382	382	-	-
Interest rate swaps	367	-	367	-
Total assets at fair value	$72,633	$382	$72,251	$-
Liabilities at December 31, 2018:
Interest rate swaps	$38	$-	$38	$-
Total liabilities at fair value	$38	$-	$38	$-

The Company may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements.

Mortgage Loans Held for Sale:  Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during 2019 and 2018. Net gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of operations.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period:

	December 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$247	$-	$247	$-
Impaired loans, net	1,570	-	-	1,570
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2018
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$2,438	$-	$-	$2,438
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 fair value measurements at December 31, 2019 and 2018:

	December 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$1,570	Appraised values	Age of appraisals, current market conditions, and experience within local market	87%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$2,926

	December 31, 2018
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$2,438	Appraised values	Age of appraisal, current market conditions, and experience within local market	86%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$3,794

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

The following tables present the Company’s estimated fair values and related carrying amounts:

	December 31, 2019
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$46,341	$46,341	$-	$-	$46,341
Securities available for sale	79,783	-	79,783	-	79,783
Restricted investments	2,016	-	2,016	-	2,016
Mortgage loans held for sale	247	-	247	-	247
Loans, net	544,999	-	-	541,367	541,367
Accrued interest receivable	1,984	-	1,984	-	1,984
Mutual Funds	403	403	-	-	403
Bank-owned life insurance	13,961	-	13,961	-	13,961
Total financial assets	$689,734	$46,744	$97,991	$541,367	$686,102

Liabilities
Deposits	$622,155	$-	$622,295	$-	$622,295
FHLB advances	16,695	-	16,724	-	16,724
Junior subordinated debt	4,124	-	4,446	-	4,446
Accrued interest payable	217	-	217	-	217
Interest rate swaps	140	-	140	-	140
Total financial liabilities	$643,331	$-	$643,822	$-	$643,822

	December 31, 2018
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$67,110	$67,110	$-	$-	$67,110
Securities available for sale	71,884	-	71,884	-	71,884
Restricted investments	2,240	-	2,240	-	2,240
Loans, net	544,188	-	-	537,072	537,072
Accrued interest receivable	1,942	-	1,942	-	1,942
Mutual funds	382	382	-	-	382
Interest rate swaps	367	-	367	-	367
Bank-owned life insurance	13,595	-	13,595	-	13,595
Total financial assets	$701,708	$67,492	$90,028	$537,072	$694,592

Liabilities
Deposits	$635,638	$-	$634,917	$-	$634,917
FHLB advances	23,780	-	23,633	-	23,633
Junior subordinated debt	4,124	-	4,414	-	4,414
Accrued interest payable	300	-	300	-	300
Interest rate swaps	38	-	38	-	38
Total financial liabilities	$663,880	$-	$663,302	$-	$663,302

The Company assumes interest rate risk (the risk that general interest rate levels will change) during its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 19.	Other Operating Expenses

The following table summarizes the principal components of other operating expenses in the consolidated statements of operations:

(In thousands)	2019	2018	2017
Postage and courier	$189	$194	$196
Paper and supplies	120	125	135
Taxes, other than income taxes	406	370	341
Charge-offs, other than loan charge-offs	186	300	320
Telephone	322	333	315
Directors' compensation	326	329	322
Managed service agreements	459	425	409
Other	1,419	1,338	1,149
	$3,427	$3,414	$3,187

Note 20.Concentration Risk

The Company maintains its cash accounts in several correspondent banks. The balances with these correspondent banks may exceed federally insured limits at times, which management considers a normal business risk.

Note 21.	Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation have adopted rules to implement the Basel III capital framework and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Basel III Capital Rules”). The Basel III Capital Rules require the Bank to comply with the minimum capital ratios set forth in the table below, plus a “capital conservation buffer.”  The capital conservation buffer requirement was phased in beginning on January 1, 2016, at 0.625% of risk-weighted assets, and increased by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  The capital conservation buffer is applicable to all ratios except the leverage ratio, which is noted below as Tier 1 capital to average assets.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act.  At December 31, 2019, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the prompt corrective action regulations.  To be considered “well capitalized” under these regulations, the Bank must have the capital ratios set forth in the table below.

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total capital (to risk-weighted assets)	$74,090	13.5%	$43,776	8.0%	$54,720	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	$68,863	12.6%	$24,624	4.5%	$35,568	6.5%
Tier 1 capital (to risk-weighted assets)	$68,863	12.6%	$32,832	6.0%	$43,776	8.0%
Tier 1 capital (to average assets)	$68,863	9.4%	$29,298	4.0%	$36,622	5.0%

As of December 31, 2018
Total capital (to risk-weighted assets)	$69,295	12.8%	$43,134	8.0%	$53,918	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	$64,119	11.9%	$24,263	4.5%	$35,047	6.5%
Tier 1 capital (to risk-weighted assets)	$64,119	11.9%	$32,351	6.0%	$43,134	8.0%
Tier 1 capital (to average assets)	$64,119	9.4%	$27,317	4.0%	$34,147	5.0%

Note 22.Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at December 31, 2019 and 2018 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 23.Parent Company Only Financial Statements

Balance Sheets

(In thousands)	December 31,
Assets	2019	2018
Cash	$598	$282
Interest-bearing deposits in other banks	330	180
Investment in subsidiaries	70,313	63,410
Other assets	171	360
Total assets	$71,412	$64,232
Liabilities and Shareholders' Equity
Junior subordinated debt	$4,124	$4,124
Other liabilities	166	101
Total liabilities	4,290	4,225
Shareholders' Equity
Common stock and additional paid-in capital	15,964	15,742
Retained earnings	49,787	44,803
Accumulated other comprehensive income (loss)	1,371	(538)
Total shareholders' equity	67,122	60,007
Total liabilities and shareholders' equity	$71,412	$64,232

Statements of Operations

Years Ended December 31, 2019, 2018 and 2017

(In thousands)	2019	2018	2017
Income
Interest income	$9	$4	$4
Dividends from subsidiaries	2,654	1,813	1,808
Total interest and dividend income	2,663	1,817	1,812
Expenses
Interest expense	199	199	199
Legal and professional fees	184	149	105
Directors' fees	218	218	212
Miscellaneous	285	288	145
Total expense	886	854	661
Income before income tax benefits and equity in undistributed net income of subsidiaries	1,777	963	1,151
Income tax benefit	(298)	(289)	(229)
Income before equity in undistributed net income of subsidiaries	2,075	1,252	1,380
Equity in undistributed net income of subsidiaries	4,745	4,883	1,116
Net income	$6,820	$6,135	$2,496

Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

(In thousands)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$6,820	$6,135	$2,496
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(4,745)	(4,883)	(1,116)
Issuance of vested restricted stock	90	90	90
Amortization of unearned compensation, net of forfeiture	153	133	79
(Increase) decrease in other assets	1	(33)	(8)
Increase in other liabilities	4	18	6
Net cash provided by operating activities	2,323	1,460	1,547
Cash Flows from Financing Activities
Repurchase of common stock	(21)	(8)	(7)
Cash dividends paid on common stock	(1,836)	(1,813)	(1,808)
Net cash used in financing activities	(1,857)	(1,821)	(1,815)
Increase (decrease) in cash and cash equivalents	466	(361)	(268)
Cash and Cash Equivalents
Beginning	462	823	1,091
Ending	$928	$462	$823

Note 24.	Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through several limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2035. The Company accounts for the affordable housing investments using the equity method and has recorded $4.2 million and $4.5 million in other assets at December 31, 2019 and 2018, respectively. The Company has also recorded $749,000 and $1.2 million in other liabilities at December 31, 2019 and 2018, respectively, related to unfunded capital commitments through 2023. The related federal tax credits for the years ended December 31, 2019, 2018 and 2017 were $552,000, $504,000 and $422,000, respectively, and were included in income tax expense in the consolidated statements of operations. There were $236,000, $266,000 and $209,000 in flow-through losses recognized during the year ended December 31, 2019, 2018 and 2017, respectively, that were included in noninterest income.

Note 25.Leases

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2019
Lease liability	$5,124
Right-of-use asset	$5,045
Weighted average remaining lease term	8.73 years
Weighted average discount rate	3.54%

(In thousands)	2019	2018	2017
Lease Expense
Operating lease expense	$804	$686	$679
Short-term lease expense	15	13	14
Total lease expense	$819	$699	$693

Cash paid for amounts included in lease liabilities	$644	NR*	NR*

*Not reportable

Maturities of the Company’s lease liabilities are set forth in the table below.

(In thousands)	December 31, 2019
2020	$670
2021	682
2022	694
2023	707
2024	646
Thereafter	2,604
Total undiscounted cash flows	6,003
Less: Discount	(879)
Total	$5,124

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended December 31, 2019.

There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of December 31, 2019, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2019, based on the 2013 framework criteria.

No changes were made in Management’s internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company required by this item is contained in the Company’s definitive proxy statement for the 2020 annual meeting of shareholders to be held on May 19, 2020 (the “2020 proxy statement”) under the captions “Election of Three Class III Directors,” “Meetings and Committees of the Board of Directors,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, executive officers and employees of the Company and the Bank. Refer to Exhibit 14 in the exhibit list contained in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive and director compensation is contained in the Company’s 2020 proxy statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership required by this item is contained in the Company’s 2020 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2019 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	30,012	(1)	$18.90	86,624
Total	30,012		$18.90	86,624
(1)	Consists of shares underlying performance-based stock units that were granted under the Amended and Restated Stock Incentive Plan approved by shareholders May 21, 2019.

For additional information concerning the material features of the Company’s equity compensation plans refer to Note 12 of the Company’s Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Company’s 2020 proxy statement under the captions “Meetings and Committees of the Board of Directors” and “Related Party Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Company’s 2020 proxy statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(a)	(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed March 20, 2018.

4.1	Description of Fauquier Bankshares, Inc.’s Securities.

10.1	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

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

10.6	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated October 21, 2010, incorporated by reference to Exhibit 10.15 to Form 10-Q filed November 8, 2010.

10.6.1	Form of Participation Agreement for Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15.1 to Form 10-Q filed November 8, 2010.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-K filed March 11, 2019.

21	Subsidiaries of the Fauquier Bankshares, Inc., incorporated herein by reference to Part I of this Form 10-K.

23.1	Consent of Brown, Edwards & Company, L.L.P.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Company’s 10-K Report for the period ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By:	/s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
Dated: March 6, 2020

By:	/s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
Dated: March 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	March 6, 2020
John B. Adams, Jr.

/s/ Randolph T. Minter	Vice Chairman, Director	March 6, 2020
Randolph T. Minter

/s/ Marc J. Bogan	President & Chief Executive Officer, Director	March 6, 2020
Marc J. Bogan	(Principal Executive Officer)

/s/ Christine E. Headly	Executive Vice President & Chief Financial Officer	March 6, 2020
Christine E. Headly	(Principal Financial and Accounting Officer)

/s/ Kevin T. Carter	Director	March 6, 2020
Kevin T. Carter

/s/ Donna D. Flory	Director	March 6, 2020
Donna D. Flory

/s/ Randolph D. Frostick	Director	March 6, 2020
Randolph D. Frostick

/s/ Jay B. Keyser	Director	March 6, 2020
Jay B. Keyser

/s/ Brian S. Montgomery	Director	March 6, 2020
Brian S. Montgomery

/s/ P. Kurt Rodgers	Director	March 6, 2020
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 6, 2020
Sterling T. Strange III